Form 10-Q
period 1996-03-31
FCFT INC
filed 1996-05-15
CIK 859070

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET
WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:         March 31, 1996

_TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:         ______________ to ___________________

Commission File Number: 0-19297

		FCFT, INC.
	(Exact name of registrant as specified in its charter)


Delaware                                        55-0694814
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                  Identification No.)


	1001 Mercer Street, Princeton, West Virginia, 24740
	(Address of principal executive offices)        (Zip Code)


	(304) 487-9000
	(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No      _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                   Outstanding at April 30, 1996
Common Stock, $5 Par Value              4,215,239



PART 1.         ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)
							March 31        December 31
							1996            1995
Assets
Cash and due from banks                                 $22,735         $22,146
Federal funds sold                                      0               810
Securities available for sale (amortized cost of
	$109,950 March 31, 1996; $110,989
	December 31, 1995)                              109,978         111,606
Investment securities, at amortized cost:
	U.S. Treasury securities                                14,208          16,214
	U.S. Government agencies and corporations               49,653          55,193
	States and political subdivisions                       46,452          46,444
	Other securities                                        1,056           1,055
							______          _______
		Total investment securities (market
		values; $115,287 March 31, 1996;
		$120,277 December 31, 1995)             111,369         118,906
Total loans, net of unearned income                     472,352         456,788
	Less:   reserve for possible loan losses                8,194           8,038
							______          ______
	Net loans                                       464,158         448,750
Premises and equipment, net                             11,320          11,554
Interest receivable                                     5,653           6,218
Other assets                                            12,203          11,408
							______          ______
		Total Assets                            $737,416        $731,398
							======          ======
Liabilities
Deposits, non-interest bearing                          $77,751         $81,352
Deposits, interest-bearing                                      496,651         496,495
							_______         _______
		Total deposits                          574,402         577,847
Interest, taxes and other liabilities                           12,114          11,604
Federal funds purchased                                 8,691           0
Securities sold under agreement to repurchase           48,749          50,205
Other indebtedness                                      15,133          15,136
							_______         _______
		Total Liabilities                               $659,089        $654,792
							_______         _______
Stockholders' Equity
Common stock, $5 par value; 10,000,000 shares
	authorized; 4,341,266 issued in 1996 and 1995;
	4,215,239 and 4,212,108 shares outstanding
	in 1996 and 1995, respectively                  21,706          21,706
Additional paid-in capital                                      20,192          20,192
Retained earnings                                       38,971          36,978
Treasury stock, at cost                                 (2,559)         (2,646)
Unrealized gain on securities available for sale                17              376
							_______         _______
		Total Stockholders' Equity                      78,327          76,606
							_______         _______
		Total Liabilities and Stockholders' Equity      $737,416        $731,398
							======          ======

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Amounts in Thousands, Except
Share and Per Share Data)
						Three Months Ended
							March 31
						1996            1995
Interest Income
Interest and fees on loans                              $11,070         $9,239
Interest on securities available for sale               1,674           1,404
Interest on investment securities:
	U.S. Treasury securities                        231             262
	U.S. Government agencies and corporations       826             1,488
	States and political subdivisions               629             718
	Other securities                                21              75
Interest on federal funds sold                  50              3
Interest on deposits in banks                   6               3
						_______         _____
		Total interest income           14,507          13,192
						_______         _____
Interest Expense
Interest on deposits                            5,141           4,292
Interest on borrowings                          762             520
						_______         ______
		Total interest expense          5,903           4,812
						_______         ______
		Net interest income             8,604           8,380
Provision for possible loan losses                      448             374
						_______         ______
		Net interest income after provision for
			possible loan losses    8,156           8,006
						_______         ______
Non-Interest Income
Fiduciary income                                        385             438
Service charges on deposit accounts             655             559
Other charges, commissions and fees             556             499
Investment securities (losses) gains                    (165)           537
Other operating income                          93              95
						_______         ______
		Total non-interest income               1,524           2,128
						_______         ______
Non-interest expense
Salaries and employee benefits                  2,264           2,381
Occupancy expense of bank premises              419             423
Furniture and equipment expense                 340             316
Other operating expense                         2,068           2,251
						_______         ______
		Total non-interest expense              5,091           5,371
						_______         ______
Income before income taxes                      4,589           4,763
Income tax expense                              1,331           1,428
						_______         ______
		Net Income                      $3,258          $3,335
						======          =====
	Net income per common share             $.77            $.79
						======          =====
	Weighted average shares outstanding     4,211,522       4,236,916
						======= =======

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
						Three Months Ended
(Unaudited)                                     March 31
(Amounts in Thousands)
							1996    1995
Cash Flows From Operating Activities:
Net income                                              $3,258  $3,335
Adjustments to reconcile net income to net cash
	provided by operating activities:
		Provision for possible loan losses              448     374
		Depreciation of premises and equipment  213     229
		Amortization of intangibles             195     195
		Investment amortization and accretion, net      17      45
		Recognition of unearned loan income     (1)     (3)
		Loss (gain) on the sale of assets, net  159     (538)
		Other liabilities, net                  510     562
		Interest receivable                     565     (18)
		Other assets, net                               (68)    1,522
		Other, net                              (67)    (68)
							_____   _____
		Net cash provided by operating activities       5,229   5,635
							______  _____
Cash Flows From Investment Activities:
	Sales of securities available for sale                  11,016  2,983
	Maturities and calls of investment securities           7,575   3,209
	Maturities and calls of securities available for sale   2,705   7,721
	Purchase of investment securities                       -       (938)
	Purchase of securities available for sale               (12,902)        (7,733)
	Loans made to customers, net                    (16,433)        (4,872)
	Purchase of equipment                           (19)    (109)
							______  ______
	Net cash <used in> provided by investment activities    (8,058) 261
							_____   _____
	Cash Flows From Financing Activities:
	Demand and savings deposits, net                        (5,597) (11,666)
	Time deposits, net                              2,152   3,210
	Short-term borrowings, net                      7,234   1,207
	Payments of long-term debt                      (3)     (11)
	Reissuance <Acquisition> of treasury stock              87      (333)
	Cash dividends paid                             (1,265) (1,163)
							______  ______
	Net cash provided by <used in> financing activities     2,608   (8,756)
							______  ______
Net decrease in cash and due from banks                 (221)   (2,860)
Cash and due from banks at beginning of year            22,956  23,628
							______  ______
Cash and cash equivalents at end of quarter                     $22,735 $20,768
							=====   =====




See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Unrealized
						(Loss) Gain
(Unaudited)             Additional                      on Securities
(Amounts in     Common  Paid-In Retained        Treasury        Available
Thousands)      Stock   Capital Earnings        Stock   for Sale
Balance beginning of
the period,
January 1, 1995         $21,706 $20,192 $30,094 $(1,807)        $(3,445)

Net income              -       -       3,335   -       -
Common dividends
declared ($.275
per common share)               -       -       (1,163) -       -

Purchase of 11,190
shares at
$29.76 per share                -       -       -       (333)   -

Unrealized net gain
on securities
available for sale              -       -       -       -       1,436
			_______ _______ _______ _______ _______
Balance,
March 31, 1995          $21,706 $20,192 $32,266 $(2,140)        $(2,009)
			=====   =====   =====    =====  =====
Balance beginning of
the period,
January 1, 1996         $21,706 $20,192 $36,978 $(2,646)        $376

Net income              -       -       3,258   -       -

Common dividends
declared ($.30
per common share)               -       -       (1,265) -       -

Purchase of 5,100
shares at $33.42
per share                       -       -       -       (170)   -

Reissuance of 8,231
shares @ $31.25
per share                       -       -       -       257     -

Unrealized net loss
on securities
available for sale              -       -       -       -       (359)
			______  ______  ______  ______  _______
Balance,
March 31,1996           $21,706 $20,192 $38,971 $(2,559)        $17
			=====   =====   =====   =====   ======

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Unaudited Financial Statements

The unaudited consolidated balance sheet as of March 31, 1996 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the periods ended March 31, 1996 and 1995 have been prepared by the management of FCFT, Inc. without audit. In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCFT, Inc. and subsidiaries at March 31, 1996 and its results of operations, cash flows, and changes in stockholders' equity for the periods ended March 31, 1996 and 1995, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The consolidated balance sheet as of December 31, 1995 has been extracted from audited financial statements included in the Company's 1995 Annual Report to Shareholders. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the 1995 Annual Report of FCFT, Inc. During the second quarter of 1995, FASB issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 122 "Accounting for Mortgage Servicing Rights". These Statements are effective for fiscal years beginning after December
31, 1995 with earlier adoption encouraged. The Company adopted these statements during the first quarter of 1996 and the effects of adopting these statements on the Company's financial statements were not material.

Note 2. Pending Acquisition

On January 16, 1996, the Company entered into a Definitive Agreement to merge with Citizens Bank of Tazewell, Inc. (Citizens). This transaction has received the necessary regulatory approval. A special meeting of Citizen's shareholders will be held on May 28, 1996, for the purpose of considering the proposed affiliation with FCFT, Inc. If approved, the transaction is projected to close on or before June 30, 1996.

Note 3.         Cash Flows

In 1996 and 1995 for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $22,735 in 1996 and $20,768 million in 1995.

Note 4. Commitments and Contingencies

In the matter of Four Winds Development, Inc., W. Stephen Melcher and
E. T. Boggess, plaintiffs, vs. First Community Bank of Princeton and Dave Shields Company, Inc., defendants, on May 1, 1996, the Company argued and was denied its petition for appeal of the Circuit Courts' decision. The Company will now pursue its right of financial offset through the appropriate court.

The Company is currently a defendant in other actions surrounding lending and collection activities in the normal course of business, certain of which have remained dormant for a number of years. Certain of these actions are described in greater detail in the Company's 1995 Report on Form 10-K.
While the Company and legal counsel are unable to assess the outcome of each of these matters, they are of the belief that these actions should not have a material adverse affect on the financial position or results of operations of the Company.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of FCFT, Inc.

We have reviewed the accompanying consolidated balance sheet of FCFT, Inc.
and subsidiaries as of March 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FCFT, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended (not presented herein); and in our report dated January 30, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 8, 1996

FCFT, INC.

PART I. ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

Results of Operations

The Company reported net income of $3.3 million for the period ended
March 31, 1996, which represented 16.73% Return on Average Equity and a Return on Average Assets of 1.79%. The net income of $3.3 million for the corresponding period in 1995 included a $537,000 gain on securities sold. Earnings per common share in the first quarter of 1996 were $.77 as compared with $.79 for the same period in 1995. The aforementioned securities gain in 1995 increased earnings per share for the March 31, 1995 quarter by $.08 per share. Net income for the quarter ended March 31, 1996 included a $165,000 loss on security transactions reducing earnings per share by $.02 for the quarter. Increases in operational earnings are primarily attributable to the $224,000 increase in net interest income compared with the same period in 1995.

Net Interest Income
Net interest income, the largest contributor to earnings, was $8.6 million for the first quarter of 1996 as compared with $8.4 million in the first quarter of 1995. Tax equivalent net interest income was $9.2 million in 1996, a $285,000 increase over the $8.9 million reported in 1995. Net interest income reached record levels as the yield on earning assets increased in response to the reinvestment of investment securities maturities into the higher yielding loan portfolio.

The Company's tax equivalent net interest margin decreased 19 basis points from 5.63% for the first quarter of 1995 to 5.44% for the first quarter of 1996. The 19 basis point decrease in net interest margin was attributable to an increase in the rate paid on time deposits from 4.16% in 1995 to 5.19% in 1996; reflecting the effect of market pressure on the rates paid on these deposits. This 25% increase in the rate paid on time deposits was offset slightly by a 25 basis point improvement in the yield on earning assets from 8.67% in 1995 to 8.92% in 1996.

The yield on investment securities available for sale decreased 36 basis points from 6.84% in the first quarter of 1995 to 6.48% in the corresponding period in 1996. This decline in yield was attributable to maturities and calls of higher yielding securities in this portfolio being replaced by somewhat lower yielding securities or reinvested in the higher yielding loan portfolio.
The loan portfolio increased 18 basis points, from 9.64% to 9.82%, respectively, when comparing the yield in the first quarter of 1996 with the corresponding period in 1995. In comparing the yield on investment securities held to maturity, the Company showed an improvement of 29 basis points from 6.90% in 1995 to 7.19% in 1996, as maturities were reinvested into slightly higher yielding securities.

The rate paid on short-term borrowings increased 43 basis points, rising from 3.77% in 1995 to 4.20% in 1996. Short-term deposits, such as interest-bearing deposits, demand and savings deposits, did not experience an increase in cost when comparing the first quarter of 1996 with 1995. The effect of the increase in the rates paid on long-term deposits versus short-term deposits had the effect of widening the yield curve on deposit products to a more traditional yield curve.


NET INTEREST INCOME ANALYSIS
			Three Months Ended              Three Months Ended
			March 31                        March 31
			1996                    1995
			________________                ________________
(Unaudited)                                                     Yield/                          Yield/
(Amounts in Thousands)          Average         Interest        Rate            Average         Interest       Rate
			Balance         (1)(2)          (2)             Balance         (1)(2)  (2)
Earning Assets:
Loans (3)
	Taxable         443,841 10,787  9.77%   377,687 8,938   9.60%
	Tax-Exempt      15,636  437     11.24%  17,743  464     10.60%
			______  ______  ______  ______  ______  ______
		Total   459,477 11,224  9.82%   395,430 9,402   9.64%
Reserve for Possible
	Loan Losses     (8,182) -       -       (8,476) -       -
			______  ______  ______  ______  ______  ______
	Net Total               451,295 11,224  9.82%   386,954 9,402   9.85%
			______  ______  ______  ______  ______  ______
Investments Available
	for Sale                110,827 1,786   6.48%   83,256  1,403   6.84%

Investment Securities:
	Taxable         68,634  1,083   6.35%   121,026 1,841   6.17%
	Tax-Exempt      45,496  958     8.47%   50,689  1,080   8.64%
			______  ______  ______  ______  ______  ______
	Total           114,130 2,041   7.19%   171,715 2,921   6.90%
Interest-Bearing Deposits       1,104   6       2.19%   110     3       11.65%
Federal Funds Sold              3,706   50      5.43%   227     3       5.61%
			______  ______  ______  ______  ______  ______
Total Earning Assets            681,062 15,107  8.92%   642,262 13,732  8.67%
Other Assets            47,708                  52,406
			________                        ________
		Total   $728,770                        $694,668
			=======                 =======
Interest-Bearing Liabilities
	Interest-bearing Demand
		Deposits        91,424  611     2.69%   101,171 670     2.69%
	Savings Deposits        126,004 948     3.03%   137,500 1,025   3.03%
	Time Deposits   277,615 3,585   5.19%   253,225 2,600   4.16%
	Short-Term Borrowings51,666     540     4.20%   39,596  368     3.77%
	Other Indebtedness      15,134  218     5.79%   10,205  149     5.93%
	Total Interest-Bearing  ______  ______  ______  ______  ______  ______
		Liabilities     561,843 5,902   4.22%   541,697 4,812   3.60%
			______  ______          ______  ______
Demand Deposits         75,693                  73,644
Other Liabilities               13,128                  10,386
Stockholders' Equity            78,106                  68,941
			______                  _____
		Total   $728,770                        $694,668
			=======                 =======
Net Interest Earnings                   $9,205                  $8,920
				=====                   =====
Net Interest Spread
					4.70%                   5.07%
					======                  =====
Net Interest Margin                             5.44%                   5.63%
					======                  =====

[FN]
(1) Interest amounts represent taxable equivalent results for the first three months of 1996 and 1995.
(2)     Fully Taxable Equivalent - using the statutory rates of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In order to maintain a balance in the reserve for possible loan losses which is sufficient to absorb potential loan losses, charges are made to the provision for possible loan losses (provision). The provision for possible loan losses was $448,000 in the first three months of 1996 compared with $374,000 in the first three months of 1995.

Net charge-offs totaled $292,000 in 1996, down slightly from $297,000 in 1995. Expressed as a percentage of loans, net charge-offs were .06% for the period ended March 31, 1996 and .07% for the corresponding period in 1995.

The reserve for possible loan losses totaled $8.2 million at March 31, 1996 compared with reserves of $8.0 million at December 31, 1995.

Management continually evaluates the adequacy of the reserve for possible loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio.

Non-Interest Income

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income was $1.5 million and $2.1 million for the three months ended
March 31, 1996 and 1995, respectively. Included in non-interest income for the first quarter of 1995 was $537,000 in gains from the sale of stock of another West Virginia Bank Holding Company in which the Company had taken a nominal position. Non-interest income for the first quarter of 1996, includes a loss of $165,000 on the sale of investment securities as the company repositioned a portion of its investment portfolio for improved performance.

Excluding the securities loss in 1996 and stock gain in 1995, the Company's non-interest income increased $98,000 or 6.2% when comparing the first three months of 1996 with the corresponding period in 1995. This improvement in non-interest income is the net of increases in service charges on deposit accounts of $96,000 or 17.2%, and other service charges, commissions and fees of $57,000 or 11.4%, and a decrease of $53,000 or 12.1% in fiduciary income.

Non-Interest Expense

Non-interest expense decreased $280,000 or 5.2%, from $5.4 million in the first quarter of 1995 to $5.1 million in 1996. Salaries and employee benefits decreased $117,000 or 4.9% when comparing the first quarter of 1996 with the corresponding period in 1995. The largest percentage decrease was in the other operating expense category with a decrease of $183,000 or 8.1%. During the first quarter of 1995, a non-recurring charge of $90,000 was recorded for a profit performance study. In January, 1996, FDIC premium payments for the first half of the year were suspended as a result of full funding of the Bank Insurance Fund, accounting for $294,000 of the decrease in other operating expense.

Income Tax Expense

Income tax expense decreased $97,000 from $1.4 million in the first three months of 1995 to $1.3 million for the corresponding period in 1996. The decrease in taxes is principally the result of the decrease in pre-tax income of $174,000 or 3.7% when comparing the first quarter of 1996 with the corresponding period in 1995.

FINANCIAL POSITION

Securities

Securities totaled $221.3 million at March 31, 1996 reflecting a decrease of $9.2 million from December 31, 1995. This 4.0% decrease reflects increases in the loan portfolio of $15.6 million or 3.4% along with decreases in deposit funding over the first three months of 1996.

Securities available for sale were $110.0 million at March 31, 1996 versus $111.6 million at December 31, 1995. Securities available for sale are recorded at their fair market value at March 31, 1996 and December 31, 1995. The unrealized gain or loss which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet. At March 31, 1996, the unrealized gain after taxes decreased $359,000 from $376,000 at December 31, 1995 to $17,000.

Investment securities, which are generally purchased with the intent to hold until maturity, totaled $111.4 million at March 31, 1996, as compared with $118.9 million at December 31, 1995. The Company's liquidity position, borrowing capacity, and cash flow from maturing loans and investments provide the ability to hold these securities until maturity. The market value of investment securities at March 31, 1996 was 104% of book value as compared with 101% at December 31, 1995 and reflects the improving bond market as a result of reductions in yields on fixed income securities.

Loans

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. A common credit underwriting structure and review process is in place throughout the Company.

Total loans increased to $472.4 million at March 31, 1996 as compared with $456.8 million at December 31, 1995. Average total loans have increased $64.0 million over the last twelve months. The loan-to-deposit ratio has increased to 82% at March 31, 1996 as compared with 71% at December 31, 1995.

The loan growth experienced over the last twelve months reflects the improvement in the economy and results of strategies implemented by the Company to improve loan business development. Commercial loans increased $11.0 million or 8.8% when comparing the balances at March 31, 1996 and December 31, 1995.

Non-Performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $7.6 million at March 31, 1996, or 1.6% of total loans and OREO, compared with $5.8 million or 1.37% at December 31, 1995. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands)
			March31December 31      September 30    June 30 March 31
			1996    1995            1995            1995    1995
Non-Accrual             4,496   4,224           6,006           7,303   7,173
Ninety Days Past Due    1,504   646             2,153           1,886   2,216
Other Real Estate Owned 1,590   929             968             729     931
			_____   _____           ______          ______  ______
			7,590   5,799           9,127           9,918   10,320
			=====   =====           =====           =====   =====
Restructured loans
	performing in
	accordance with
	modified terms  436     439             446             447     618
			=====   =====           ====            =====   =====

Non-accrual loans and ninety-days past due increased $272,000 and $858,000, respectively, when comparing March 31, 1996 and December 31, 1995.
The increase in non-accrual loans relates to one relationship totaling $230,000 which was placed on non-accrual during the first quarter.
The Company has started foreclosure proceedings. The increase in ninety-days past due is attributable to several relationships, three of which historically border on ninety-days past due. These loans, totaling $288,000, were under ninety days at December 31, 1995 but over ninety at March 31, 1996. Another relationship amounting to $80,000 is expected to become current by the end of the second quarter as a purchase agreement is currently in place. Two other relationships, totaling $106,000 are death claims and the company is awaiting estate settlements.

Management believes that the extent of problem loans at March 31, 1996 is disclosed as non-performing assets in the preceding chart.
However, there can be no assurance that future circumstances, such as further erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

Stockholders' Equity

Total stockholders' equity was $78.3 million at March 31, 1996, representing an increase of $1.7 million or 2.2% over year-end 1995.
The increase in stockholders' equity was the result of earnings net of dividends of $2.0 million. The Federal Reserve's risk-based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments. At March 31, 1996, the Company's risk adjusted capital-to-asset ratio was 17.32%. The Company's leverage ratio at March 31, 1996 was 10.32% compared with 9.99% at December 31, 1995. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 4%, respectively.

Liquidity

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($22.7 million), investment securities available for sale ($110.0 million), and Federal Home Loan Bank of Pittsburgh credit availability of $115.5 million. Cash and advances from the Federal Home
Loan Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

FCFT, INC.
PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

	(a)     N/A

Item 2. Changes in Securities

	(a)     N/A
	(b)     N/A

Item 3. Defaults Upon Senior Securities

	(a)     N/A
	(b)     N/A

Item 4. Submission of Matters to a Vote of Security Holders

	(a)     The Annual Meeting of Stockholders was held on April 9, 1996.
	(b) The following directors were elected to serve a three-year term through the date of the 1999 Annual Meeting of Stockholders:

				Votes For       Votes Against   Votes Withheld
	Sam Clark               3,486,068       2,549           0
	Robert E. Perkinson, Jr 3,479,592       9,025           0
	W. W. Tinder, Jr.       3,479,459       9,158           0
	William P. Stafford     3,486,474       2,143           0

	(c)     N/A
	(d) The accounting firm of Deloitte & Touche, LLP was ratified as independent auditors for the 1996 fiscal year with the
		affirmative  vote of   3,481,933  shares.  There were
		3,923 negative votes cast and 2,761 shareholders withheld authority to vote.

Item 5. Exhibits and Reports on Form 8-K

	(a)     Exhibits

	Exhibit 15 - Letter regarding unaudited interim financial information

	(b) Reports on Form 8-K - No reports were filed during the first quarter of 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				FCFT, INC.




DATE:   May 15, 1996

_______________________________
	James L. Harrison, Sr.
	President & Chief Executive Officer
	(Duly Authorized Officer)





DATE:   May 15, 1996

_______________________________
	John M. Mendez
	Vice President & Chief Financial Officer
	(Principal Accounting Officer)

Exhibit 15

May 13, 1996

To The Board of Directors and Stockholders of FCFT, Inc.

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of FCFT, Inc. and subsidiaries for the periods ended March 31, 1996 and 1995, as indicated in our report dated May 8, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 996, is incorporated by reference in Registration Statement No. 33-72616 on Form S-8 and Registration Statement No. 333-2996 on Form S-4.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1993, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,



Deloitte & Touche LLP
Pittsburgh, Pennsylvania