Form 10-Q/A
period 1996-03-31
FCFT INC
filed 1996-07-25
CIK 859070

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET
WASHINGTON, D.C. 20549
FORM 10-Q AMENDMENT
(MARK ONE)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:       MARCH 31, 1996

_TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM:    __________ TO __________________

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

YES   X   NO   -

INDICATE THE NUMBER OF SHARE OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


CLASS					OUTSTANDING AT APRIL 30, 1996
COMMON STOCK, $5 PAR VALUE	                   4,215,239

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

FCFT, INC.



DATE:  JULY 25, 1996

______________________________________________________
	JAMES L. HARRISON, SR.
	PRESIDENT & CHIEF EXECUTIVE OFFICER
	(DULY AUTHORIZED OFFICER)




DATE:  JULY 25, 1996

______________________________________________________
	JOHN M. MENDEZ
	VICE PRESIDENT & CHIEF FINANCIAL OFFICER
	(PRINCIPAL ACCOUNTING OFFICER)