Form 10-Q
period 1996-06-30
FCFT INC
filed 1996-08-14
CIK 859070

FCFT, Inc.
P O Box 5909
Princeton, West Virginia  24740

August 14, 1996

Securities and Exchange Commission
Washington, D C  20549
Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,


FCFT, Inc.

Randy K. Walker
Vice President - Operations

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET
WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended         June 30, 1996            OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


		Class                                   Outstanding at July 31, 1996
	Common Stock, $5 Par Value                                    4,517,498

FCFT, INC.

FORM 10-Q
For the quarter Ended June 30, 1996

INDEX

PART I.   FINANCIAL INFORMATION REFERENCE
Item 1.   Financial Statements
Consolidated Balance Sheets June 30, 1996 and December 31, 1995 4
Consolidated Statements of Income for the Six and Three Months Ended
June 30, 1996 and 1995  5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1996
and 1995        6
Consolidated Statements of Changes in Stockholders' Equity for the Six Months
Ended June 30, 1996 and 1995    7
Notes to Consolidated Financial Statements      8
Independent Accountants' Report 9

Item 2.   Management's Discussion and Analysis of Financial Condition and
Results of Operations   10
PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings     15

Item 2.   Changes in Securities 15

Item 3.   Defaults Upon Senior Securities       15

Item 4.   Submission of Matters to a Vote of Security Holders   15

Item 5.   Other information     15

Item 6.   Exhibits and Reports on Form 8-K      15

Item 7.   Financial Data Schedule       16
SIGNATURES      17

							     FCFT, INC.
				      ITEM 1 - FINANCIAL STATEMENTS
				      CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)
	June 30, 1996   December 31, 1995
Assets
Cash and due from banks $    22,494     $     22,146
Federal funds sold      0       810
Securities available for sale (amortized cost of $110,120 June 30, 1996;
$110,989 December 31, 1995)     108,302 111,606
Investment securities:
U.S. Treasury securities        13,405  16,214
U.S. Government agencies and corporations       48,417  55,193
States and political subdivisions       46,470  46,444
Other securities        1,057   1,055
Total Investment Securities (market value,  $109,399 June 30, 1996; $120,277
December 31, 1995)      109,349 118,906
Total loans, net of unearned income     499,201 456,788
Less:  reserve for possible loan losses 8,425   8,038
Net Loans       490,776 448,750
Premises and equipment, net     11,084  11,554
Interest receivable     6,468   6,218
Other assets    13,347  11,408
Total Assets    $761,820        $ 731,398

Liabilities
Deposits, non-interest bearing  $     80,666    $     81,352
Deposits, interest-bearing      495,856 496,495
Total Deposits  576,522 577,847
Interest, taxes and other liabilities   11,889  11,604
Federal funds purchased 29,560  0
Securities sold under agreement to repurchase           47,887  50,205
Other indebtedness      15,131  15,136
Total Liabilities       680,989 654,792

Stockholders' Equity
Common stock, $5 par value; 10,000,000 shares authorized; 4,341,266 issued in
1996 and 1995; 4,254,339 and 4,212,108 shares outstanding in 1996 and 1995,
respectively    21,706  21,706
Additional paid-in capital      20,158  20,192
Retained earnings       41,439  36,978
Treasury stock, at cost (1,363) (2,646)
Unrealized (loss) gain on securities available for sale (1,109) 376
Total Stockholders' Equity      80,831  76,606
Total Liabilities and Stockholders' Equity      $ 761,820       $   731,398




See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except
Share and Per Share Data
	Six Months Ended                Three Months Ended
	June 30 June 30 June 30 June 30
	1996    1995    1996    1995
Interest Income
Interest and fees on loans      $   22,793      $     18,921    $    11,723     $      9,682
Interest on securities available for sale       3,401   2,720   1,727   1,316
Interest on investment securities:
U.S. Treasury securities        440     519     209     257
U.S. Government agencies and corporations       1,617   2,967   791     1,479
States and political subdivisions       1,276   1,423   647     705
Other securities        42      146     21      71
Interest on federal funds sold  57      13      7       10
Interest on deposits in banks   21      5       15      2
Total Interest Income   29,647  26,714  15,140  13,522

Interest Expense
Interest on deposits    10,355  8,911   5,214   4,619
Interest on borrowings  1,719   1,127   957     607
Total Interest Expense  12,074  10,038  6,171   5,226
Net Interest Income     17,573  16,676  8,969   8,296
Provision for possible loan losses      984     752     536     378
Net Interest Income After Provision for
Possible Loan Losses    16,589  15,924  8,433   7,918

Non-Interest Income
Fiduciary income        782     851     397     413
Service charges on deposit accounts     1,358   1,185   703     626
Other charges, commissions and fees     1,115   974     559     475
Investment securities (losses) gains    (165)   502     0       (35)
Other operating income  479     188     386     93
Total Non-Interest Income       3,569   3,700   2,045   1,572

Non-Interest Expense
Salaries and employee benefits  4,590   4,731   2,326   2,350
Occupancy expense of bank premises      839     834     420     411
Furniture and equipment expense 675     649     335     333
Other operating expense 4,083   5,223   2,015   2,972
Total Non-Interest Expense      10,187  11,437  5,096   6,066

Income before income taxes      9,971   8,187   5,382   3,424
Income tax expense      2,979   2,465   1,648   1,037
Net Income      $    6,992      $    5,722      $    3,734      $  2,387
Net income per common share     $    1.66       $    1.35       $    .88        $    .56
Weighted average shares outstanding     4,215,031       4,231,908       4,220,638       4,226,955
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	................ Six Months Ended
	June 30 June 30
	1996    1995
Cash Flows From Operating Activities:
Net income      $               6,992   $               5,722
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses      984     752
Depreciation of premises and equipment  423     466
Amortization of intangibles     348     391
Investment amortization and accretion, net      16      98
Loss (Gain) on the sale of assets, net          157     (526)
Other liabilities, net  285     207
Interest receivable     (250)   140
Other assets, net       19      1,900
Other, net      (55)    (254)

Net cash provided by operating activities       8,919   8,896

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
Sales of securities available for sale  11,016  6,349
Maturities and calls of investment securities   9,592   18,664
Maturities and calls of securities available for sale   6,697   12,481
Purchase of investment securities       0       (1,672)
Purchase of securities available for sale       (17,060)        (18,059)
Loans made to customers, net    (44,225)        (18,935)
Purchase of equipment   (41)    (154)
Sale of equipment       10      11

Net cash used in investment activities  (34,011)        (1,315)

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
Demand and savings deposits, net        (6,180) (22,749)
Time deposits, net      4,855   10,506
Short-term borrowings, net      27,242  7,181
Payments of long-term debt      (5)     (29)
Acquisition of treasury stock   (170)   (432)
Reissuance of treasury stock    1,419   0
Cash dividends paid     (2,531) (2,325)

Net cash provided by (used in) financing activities     24,630  (7,848)
Net decrease in cash and cash equivalents       (462)   (267)
Cash and cash equivalents at beginning of year  22,956  23,628

Cash and cash equivalents at end of quarter     $    22,494     $    23,361



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in Thousands, Except
Share and Per Share Data:
					Unrealized
					(Loss) Gain
		Additional              on Securities
	Common  Paid-In Retained        Treasury        Available
	Stock   Capital Earnings        Stock   for Sale
Balance beginning of
the period,
January 1, 1995 $       21,706  $     20,192    $   30,094      $   (1,807)     $    (3,445)
Net income      --      --      5,722   --      --
Common dividends
declared ($.55
per common share)       --      --      (2,325) --      --
Purchase of 14,524
   shares at $29.74
   per share    --      --      --      (432)   --
Unrealized net gain
   on securities available
   for sale     --      --      --      --      2,855
Balance, June 30, 1995  $21,706 $20,192 $33,491 $(2,239)        $(590)
Balance beginning of
   the period,
   January 1, 1996      $21,706 $20,192 $36,978 $(2,646)        $376
Net income      --      --      6,992   --              --
Common dividends declared ($.60 per common share)       --      --      (2,531) --      --
Purchase of 5,100 shares at $33.42 per share    --      --      --      (170)   --
Unrealized net loss on securities available for sale    --      --      --      --      (1,485)
Reissuance of 47,331 treasury shares at $30.02 per share        --      (34)    --      1,453   --
Balance, June 30, 1996  $21,706 $20,158 $41,439 $(1,363)        $(1,109)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Unaudited Financial Statements

The unaudited consolidated balance sheet as of June 30, 1996 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the periods ended June 30, 1996 and 1995 have been prepared by the management of FCFT, Inc. without audit. In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCFT, Inc. and subsidiaries at June 30, 1996 and their results of operations, cash flows, and changes in stockholders' equity for the periods ended June 30, 1996 and 1995, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The consolidated balance sheet as of December 31, 1995 has been extracted from audited financial statements included in the Company's 1995 Annual Report to Shareholders. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes there to included in the 1995 Annual Report of FCFT, Inc.

Note 2. Acquisitions

At the close of business on July 3, 1996, FCFT, Inc. acquired all of the outstanding stock of Citizens Bank of Tazewell (Citizens), headquartered in Tazewell, Virginia. Pursuant to the Agreement and Plan of Merger, FCFT exchanged 3.51 shares of its common stock for each share of Citizen's common stock. The transaction was valued at approximately $8.9 million, or $119.16 per share of Citizen's common stock. The merger will be accounted for under the pooling of interests method. Subsequent to the merger, Citizens will operate as a wholly-owned subsidiary of FCFT, Inc. Citizens had total assets of $52.2 million and net income totaling $309,000, as of and for the six month period ended June 30, 1996, as compared with $48.4 million in total assets and $163,000 in net income for the corresponding period in 1995.

On May 30, 1996, FCFT, Inc. entered into an agreement with Huntington National Bank West Virginia (Huntington),wherein FCFT, Inc. will acquire Huntington branches located in Grafton and Rowlesburg, West Virginia. These branch acquisitions are anticipated to close on or before September 30, 1996. Deposits of the two branches total approximately $25 million.

Note 3. Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $22.5 million at June 30, 1996 and $23.4 million at June 30, 1995.

Note 4. Commitments and Contingencies

In the matter of Four Winds Development, Inc., W. Stephen Melcher and E. T. Boggess, plaintiffs, vs. First Community Bank of Princeton and Dave Shields Company, Inc., defendants, on May 1, 1996, the Company argued and was denied its petition for appeal of the Circuit Court's decision. The Company continues
to pursue its right of financial offset.   In the second quarter of 1995
reserves in excess of $500,000 were established in response to the verdict in this case and the Company anticipates no financial impact on future earnings regarding this matter.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of FCFT, Inc.

We have reviewed the accompanying consolidated balance sheet of FCFT, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FCFT, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
August 2, 1996

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

RESULTS OF OPERATIONS

Net income increased 22% to $7.0 million for the first six months of 1996, compared with $5.8 million for the same period in 1995. Earnings per common share for the same period increased 23% from $1.35 to $1.66. The improvement in earnings during the first half of 1996 is primarily attributable to the $897,000 increase in net interest income and the decrease in non-interest expense of $1.1 million compared with the corresponding period in 1995.
Second quarter earnings for 1996 increased $1.3 million or 56.4% over the same period for 1995. This increase was due primarily to a $520,000 expense recorded in the second quarter of 1995 to establish reserves in response to the verdict in the Four Winds Development Inc. lawsuit. In addition, in the second quarter of 1996, the Company recorded income of $295,000 from life insurance proceeds, further contributing to the increase in net income between the two periods.

Return on Average Assets (ROA) for the second quarter of 1996, reached 2%, as compared to 1.38% for the second quarter of 1995. Year-to-date ROA was 1.90% for 1996 compared with 1.66% in 1995. Return on Average Equity (ROE) which measures the stewardship of the shareholder's investment, also increased to 17.85% for the first six months of 1996 from 16.38% for the comparable period in 1995. In comparing the second quarter of 1996 with the same period for 1995, ROE showed a significant improvement, increasing from 13.31% in 1995 to 18.90% in 1996.

Net Interest Income

Net interest income, the largest contributor to earnings, was $17.6 million for the first six months of 1996 as compared with $16.7 million in the corresponding period in 1995. For the second quarter of 1996, net interest income reached $9.0 million, an increase of 8.1% over the $8.3 million reported for the second quarter of 1995. Tax equivalent net interest income was $18.8 million for the first half of 1996, a $1 million increase over the $17.8 million reported for the same period in 1995. Net interest income reached record levels as the yield on earning assets continued to increase in response to the reinvestment of securities into the higher yielding loan portfolio.

Net interest margin, the ratio of tax equivalent net interest income to average earning assets, was 5.47% in the first half of 1996 compared with 5.55% for the same period in 1995. This 8 basis point decrease in the net interest margin is attributable to an increase in the cost of funds from 3.75% in 1995 to 4.25% in 1996.

Average total loans, the Company's highest yielding asset, increased $73 million or 18.14% over the last twelve months. The yield on earning assets increased 30 basis points in response to this growth from 8.69% in 1995 to 8.99% for the six months ended June 30, 1996. The yield on the loan portfolio was 9.81% for the first six months of 1996 compared with 9.68% for the same period in 1995. The yield on investment securities held to maturity showed an improvement of 3.88% , increasing from 6.96% in 1995 to 7.23% in 1996 as a result of maturities of certain lower yielding securities. Securities available for sale showed yield improvement from 6.57% in 1995 to 6.65% in 1996 due to modest restructuring in the available for sale portfolio.

Short-term borrowings and time deposits increased 25 and 81 basis points, respectively. The increase in the cost of these funding sources reflects the effect of market pressure on the rates paid on these funds. Short-term deposits such as interest-bearing demand and savings deposits, experienced no increase in costs over the past 12 months.

NET INTEREST INCOME ANALYSIS
(Unaudited)
(Amounts in Thousands)
		Six Months Ended                Six Months Ended
		June 30, 1996           June 30, 1995
			Yield/                  Yield/
	Average Interest        Rate    Average Interest        Rate
	Balance (1)(2)  (2)     Balance (1)(2)  (2)
Earning Assets:
Loans (3)
Taxable $457,891        $22,217 9.76%   $383,845        $18,314 9.62%
Tax-Exempt      15,562  887     11.46%  16,920  933     11.13%
Total   473,453 23,104  9.81%   400,765 19,247  9.68%
Reserve for Possible Loan Losses        (8,266) 0       0       (8,415)
Net Total       465,187 23,104  9.99%   392,350 19,247  9.89%
Investments Available for Sale:
Taxable 94,835  2,988   6.34%   83,520  2,720   6.57%
Tax-Exempt      14,768  635     8.65%   0       0       0
Total   109,603 3,623   6.65%   83,520  2,720   6.57%
Investment Securities:
Taxable 66,931  2,131   6.40%   117,509 3,664   6.29%
Tax-Exempt      45,554  1,913   8.45%   50,701  2,140   8.51%
Total   112,485 4,044   7.23%   168,210 5,804   6.96%
Interest-Bearing Deposits       760     21      5.56%   117     5       8.74%
Federal Funds Sold      2,123   57      5.40%   434     13      5.93%
Total Earning Assets    690,158 30,849  8.99%   644,631 27,789  8.69%
Other Assets    49,048  0       0       50,082  0       0
Total   $739,206                        $694,713
Interest-Bearing Liabilities
Interest-bearing Demand Deposits        $90,721 $1,212  2.69%   $98,851 $1,312  2.68%
Savings Deposits        126,054 1,898   3.03%   134,512 2,018   3.03%
Time Deposits   279,636 7,244   5.21%   256,006 5,588   4.40%
Short-Term Borrowings   59,273  1,283   4.35%   40,362  820     4.10%
Other Indebtedness      15,133  436     5.79%   10,182  300     5.93%
Total Interest-Bearing Liabilities      570,817 12,073  4.25%   539,913 10,038  3.75%
Demand Deposits 76,806                  74,386
Other Liabilities       12,792                  9,962
Stockholders' Equity    78,791                  70,452
Total   $739,206                        $694,713
Net Interest Earnings           $18,776                 $17,751
Net Interest Spread                     4.74%                   4.94%
Net Interest Margin                     5.47%                   5.55%

1. Interest amounts represent taxable equivalent results for the first six months of 1996 and 1995.
2.      Fully Taxable Equivalent - using the statutory rate of 35%.
3. Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In order to maintain a balance in the reserve for possible loan losses which is sufficient to absorb potential loan losses, charges are made to the provision for possible loan losses (provision). The provision for possible loan losses was $984,000 in the first six months of 1996 compared with $752,000 in the first six months of 1995. The provision for the second quarter of 1996 reached $536,000, increasing $158,000 over the $378,000 reported for the second quarter of 1995.

Net charge-offs year to date totaled $598,000 in 1996, near the 1995 level of $595,000. For the second quarter of 1996 net charge-offs were $305,000, as compared to $297,000 for the corresponding period in 1995. Expressed as a percentage of loans, net charge-offs were .12% for the six month period ended June 30, 1996 and .13% for the corresponding period in 1995.

The reserve for possible loan losses totaled $8.4 million at June 30, 1996 compared with reserves of $8.0 million at December 31, 1995 resulting in reserve to loan ratios of 1.69% and 1.76%, respectively.

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

Non-Interest Income

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income was $3.6 million and $3.7 million for the six months ended June 30, 1996 and 1995, respectively. In comparing second quarter of 1996 with second quarter of 1995, non-interest income increased $473,000 or 30.1%, improving from $1.6 million in 1995 to $2.0 million in 1996. Included in non-interest income for the second quarter of 1996 was $295,000 in other income received from life insurance proceeds for a deceased executive officer. Non-interest income for 1996 also includes a loss of $165,000 on the sale of securities available for sale as the Company repositioned a portion of its investment portfolio for improved performance. Included in non-interest income for 1995 was $537,000 in gains from the sale of stock of another West Virginia Bank Holding Company in which the Company had taken a nominal position.

Excluding the non-recurring items in 1996 and 1995, the Company's non-interest income increased $276,000 or 8.73% when comparing the first six months of 1996 with the corresponding period in 1995. This improvement in non-interest income is the net of increases in service charges on deposit accounts of $173,000 or 14.60%, and other service charges, commissions and fees of $141,000 or 14.48%, and a decrease of $69,000 or 8.11% in fiduciary income. Second quarter results for 1996 showed an improvement of $77,000 in service charges on deposit accounts and another $84,000 increase in other service charges, commissions and fees over the corresponding period in 1995.

Non-Interest Expense

Non-interest expense decreased $1.25 million or 10.93%, from $11.4 million
in the first six months of 1995 to $10.2 million in 1996.   Comparing second
quarter 1996 with second quarter 1995, the Company showed a favorable variance of $970,000 decreasing from $6.1 million in 1995 to $5.1 million in 1996. The largest percentage decrease was in the other operating expense category with a decrease of $1.1 million or 21.83% for the six month period and a decrease of $957,000 or 32.2% for the three month period. In April, 1995, FDIC premium payments were suspended as a result of full funding of the Bank Insurance Fund, accounting for $610,000 or 55.45% of the decrease in other operating expense, when comparing the first half of 1995 with the same period for 1996. In addition, during the second quarter of 1995, the Company recorded an expense of approximately $520,000, in response to a verdict awarded the plaintiffs in the Four Winds Development, Inc. lawsuit in which one of the Company's subsidiaries was the defendant.

Income Tax Expense

Income tax expense increased $514,000 from $2.5 million in the first six months of 1995 to $3 million for the corresponding period in 1996 reflecting effective tax rates of 30.1% and 29.9%, respectively. The increase in taxes is principally the result of the increase in pre-tax income of $1.8 million or 21.8% when comparing the first six months of 1996 with the corresponding period in 1995. For the second quarter of 1996, the Company reported $1.6 million in income tax expense, an increase of $611,000 over the $1.0 million reported for the second quarter of 1995. The effective tax rates for the second quarter were 30.6% in 1996 and 30.3% in 1995.

FINANCIAL POSITION

Securities

Securities totaled $217.7 million at June 30, 1996 reflecting a decrease of $12.9 million from December 31, 1995. This 5.58% decrease was due to increases in the loan portfolio of $42.4 million or 9.29% along with decreases of $1.3 million in deposit funding versus the first half of 1996.

Securities available for sale were $108.3 million at June 30, 1996 versus $111.6 million at December 31, 1995. Securities available for sale are recorded at their fair market value at June 30, 1996 and December 31, 1995.
The unrealized gain or loss which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet. The unrealized gain after taxes decreased $1.5 million from $376,000 at December 31, 1995 to a $1.1 million unrealized loss at June 30, 1996.

Investment securities, which are generally purchased with the intent to hold until maturity, totaled $109.3 million at June 30, 1996, as compared with $118.9 million at December 31, 1995. The market value of investment securities at June 30, 1996 was 100% of book value as compared with 101% at December 31, 1995, reflecting a slight decline in the bond market.

Loans

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. A common credit underwriting structure and review process is in place throughout the Company.

Total loans increased $42.4 million to $499.2 million at June 30, 1996 from $456.8 million at December 31, 1995. Average total loans have increased $73 million over the last twelve months. The loan-to-deposit ratio has increased to 87% at June 30, 1996 as compared with 79% at December 31, 1995.

The strong growth in the loan portfolio over the past twelve months is attributable to loan development programs initiated in 1995 and the company's success in effectively competing with larger regional banks for small business customers both in and around the Company's primary markets. While commercial loan development has proven successful, the mix of the loan portfolio has been substantially maintained due to improved penetration in consumer, indirect auto and residential mortgage lending as well.

Non-Performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $9.1 million at June 30, 1996, or 1.8% of total loans and OREO, compared with $7.6 million or 1.6% at March 31, 1996, and $5.8 million or 1.37% at December 31, 1995. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands)  June 30 March 31        December 31     September 30    June 30
	1996    1996    1995    1995    1995
Non-Accrual     $4,363  $4,496  $4,224  $6,006  $7,303
Ninety Days Past Due    2,459   1,504   646     2,153   1,886
Other Real Estate Owned 2,229   1,590   929     968     729
	$9,051  $7,590  $5,799  $9,127  $9,918
Restructured loans performing in
accordance with modified terms  $409    $436    $439    $446    $447

Non-accrual loans and loans ninety-days past due increased $139,000 and $1,813,000, respectively, when comparing June 30, 1996 and December 31, 1995. The increase in ninety-day past due loans relates primarily to one relationship totaling $961,000 which reached ninety-days past due late in the second quarter of 1996. The Company anticipates this loan will become current by the end of the third quarter. Other real estate owned at June 30, 1996, increased $1.3 million or 140% compared to December 31, 1995. This increase was due to two foreclosures, one amounting to $755,000 in the first quarter and another in the second quarter, in the amount of $500,000.

Management believes that the extent of problem loans at June 30, 1996 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as further erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

Stockholders' Equity

Total stockholders' equity was $80.8 million at June 30, 1996, representing an increase of $4.2 million or 5.5% over year-end 1995. The increase in stockholders' equity was the result of earnings net of dividends of $4.5 million and the reissuance of 47,331 shares of treasury stock at a weighted cost of $30.02 per share or $1.4 million. The Federal Reserve's risk-based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 1996, the Company's risk adjusted capital-to-asset ratio was 17.25%. The Company's leverage ratio at June 30, 1996 was 10.53% compared with 9.99% at December 31, 1995. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

Liquidity

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($22.1 million), investment securities available for sale ($108.3 million), and Federal Home Loan Bank of Pittsburgh credit availability of $61.3 million. Cash and advances from the Federal Home
Loan Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.


FCFT, INC.
PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

(a)In the matter of Four Winds Development, Inc., W. Stephen Melcher and E. T. Boggess, plaintiffs, vs. First Community Bank of Princeton and Dave Shields Company, Inc., defendants, on May 1, 1996, the Company argued and was denied its petition for appeal of the Circuit Court's decision. The Company continues to pursue its right of financial offset.

Item 2. Changes in Securities

	(a)     N/A
	(b)     N/A

Item 3. Defaults Upon Senior Securities

	(a)     N/A
	(b)     N/A

Item 4. Submission of Matters to a Vote of Security Holders

	(a)     N/A

Item 5. Exhibits and Reports on Form 8-K

	(a)     Exhibits

	Exhibit 15 - Letter regarding unaudited interim financial information

	(b) Reports on Form 8-K
No current reports on Form 8-K were filed during the second quarter of 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCFT, INC.




DATE:   August 14, 1996

_______________________________
	James L. Harrison, Sr.
	President & Chief Executive Officer
	(Duly Authorized Officer)





DATE:   August 14, 1996

_______________________________
	John M. Mendez
	Vice President & Chief Financial Officer
	(Principal Accounting Officer)

Exhibit 15

August 2, 1996

To the Board of Directors and Stockholders of FCFT, Inc.

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of FCFT, Inc. and subsidiaries for the periods ended June 30, 1996 and 1995, as indicated in our report dated August 2, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated by reference in Registration Statement No. 33-72616 on Form S-8 and Registration Statement No. 333-2996 on Form S-4.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,


Deloitte & Touche LLP
Pittsburgh, Pennsylvania