Form 10-Q
period 1996-09-30
FCFT INC
filed 1996-11-14
CIK 859070

FCFT, Inc.
P O Box 5909
Princeton, West Virginia  24740

November 13, 1996

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,


FCFT, Inc.

Randy K. Walker
Vice President - Operations

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET
WASHINGTON, D.C. 20549

FORM 10-Q


(Mark One)
X 	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
	EXCHANGE  ACT OF 1934

For the Quarterly Period Ended         September 30, 1996 ...........OR

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

					Yes     X       No      _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


		Class					Outstanding at November 12, 1996
	Common Stock, $5 Par Value			                   4,517,498

FCFT, INC.

FORM 10-Q
For the quarter ended September 30, 1996

INDEX

PART I.   FINANCIAL INFORMATION	REFERENCE
Item 1.   Financial Statements
Consolidated Balance Sheets September 30, 1996 and December 31, 1995	4
Consolidated Statements of Income for the Nine and Three Months Ended
September 30, 1996 and 1995	5
Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1996 and 1995	6
Consolidated Statements of Changes in Stockholders'
   Equity for the Nine Months Ended September 30, 1996 and 1995 	7
Notes to Consolidated Financial Statements 	8
Independent Accountants' Report 	9

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations 	10
PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings 	 15

Item 2.   Changes in Securities 	 15

Item 3.   Defaults Upon Senior Securities 	15

Item 4.   Submission of Matters to a Vote of Security Holders 	15

Item 5.   Other information	15

Item 6.   Exhibits and Reports on Form 8-K 	15

Item 7.   Financial Data Schedule 	16
SIGNATURES 	17

                                                             FCFT, INC.
                                      ITEM 1 - FINANCIAL STATEMENTS
                                      CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands)
	September 30, 1996	December 31, 1995
Assets
Cash and due from banks	 $     30,065	$       23,915
Federal funds sold	0	           2,360
Securities available for sale (amortized cost  of $115,884 September 30,
1996; $120,553 December 31, 1995)	      114,970	       121,193
Investment securities:
U.S. Treasury securities	        10,750	         16,563
U.S. Government agencies and corporations	        45,873	         59,793
States and political subdivisions	        47,680	         47,975
Other securities	          1,054	           1,055
Total Investment Securities (market value,  $105,270 September 30, 1996;
$126,756 December 31, 1995)	      105,357	       125,386
Total loans, net of unearned income	      548,996	       485,151
Less:  reserve for possible loan losses	          9,123	           8,321
Net Loans	      539,873	       476,830
Premises and equipment, net	        12,473	         12,600
Interest receivable	          5,852	           6,620
Other assets	        15,133	         11,460
Total Assets	$    823,723	$     780,364

Liabilities
Deposits, non-interest bearing	$      92,978	$       86,460
Deposits, interest-bearing	      559,969	       536,263
Total Deposits	      652,947	       622,723
Interest, taxes and other liabilities	        12,342	         11,838
Federal funds purchased	          5,050	                  0
Securities sold under agreement to repurchase		        50,705	         50,205
Other indebtedness	        15,128	         15,136
Total Liabilities	      736,172	       699,902
Stockholders' Equity
Common stock, $5 par value; 10,000,000 shares authorized; 4,604,425 issued in 1996 and 1995; 4,517,498 and 4,475,267 shares outstanding in 1996 and
1995, respectively		        23,022	         23,022
Additional paid-in capital	        20,340	         20,376
Retained earnings	        46,110	         39,319
Treasury stock, at cost	         (1,363)	          (2,646)
Unrealized (loss) gain on securities available for sale	            (558)	              391
Total Stockholders' Equity	     87,551	       $80,462
Total Liabilities and Stockholders' Equity	$     823,723	$     780,364
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except
Share and Per Share Data)
	        Nine Months Ended		               Three Months Ended
	             September 30		                           September 30
	1996	1995	1996	1995
Interest Income
Interest and fees on loans	$   37,371	$   31,063	$   13,115	$   10,869
Interest on securities available for sale	       5,466	       4,211	       1,830	       1,478
Interest on investment securities:
U.S. Treasury securities	          635	          799	          184	          266
U.S. Government agencies and corporations	       2,630 	       4,626	          875	       1,317
States and political subdivisions	       1,878	       2,224	          567 	          759
Other securities	            62	          239	            19	            80
Interest on federal funds sold	          117	          160	              3	            91
Interest on deposits in banks	            25	            16	              0	              8
Total Interest Income	     48,184	     43,338	     16,593	     14,868

Interest Expense
Interest on deposits	     17,150	     15,247	       5,805	       5,447
Interest on borrowings	       2,831	       1,770	       1,113	          643
Total Interest Expense	     19,981	     17,017	       6,918	       6,090
Net Interest Income	     28,203	     26,321	       9,675	       8,778
Provision for possible loan losses	       1,657	       1,265	          621	          418
Net Interest Income After Provision for
Possible Loan Losses	     26,546	     25,056	       9,054	       8,360

Non-Interest Income
Fiduciary income	       1,203	       1,220	          422	          369
Service charges on deposit accounts	       2,199	       1,939	          755	          700
Other charges, commissions and fees	       1,699	       1,478	          558	          487
Investment securities (losses) gains	         (165)	          457	              0	           (45)
Other operating income	          583	          261	          100	            70
Total Non-Interest Income	       5,519	       5,355 	       1,835	       1,581

Non-Interest Expense
Salaries and employee benefits	       7,302	       7,471	       2,396	       2,433
Occupancy expense of bank premises	       1,291	       1,276	          422	          416
Furniture and equipment expense	       1,028	       1,076	          313	          386
Other operating expense 	       6,656	       7,748	       2,387	       2,299
Total Non-Interest Expense	     16,277	     17,571	       5,518	       5,534

Income before income taxes	     15,788	     12,840	       5,371	       4,407
Income tax expense	       4,836	       3,605	       1,720	       1,056
Net Income	$   10,952 	$     9,235	$     3,651	$     3,351
Net income per common share	$       2.44	$       2.06	$         .81 	$         .75
Weighted average shares outstanding	4,491,437	4,492,568	4,517,498	4,488,132
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)

	             Nine Months Ended
	September 30	September 30
	1996	1995
Cash Flows From Operating Activities:
Net income	$              10,952	$                9,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for possible loan losses	                  1,657	                  1,265
Depreciation of premises and equipment	                     658	                     744
Amortization of intangibles	                     474	                     590
Investment amortization and accretion, net	                       40	                     121
Loss (Gain) on the sale of assets, net		                  130	                    (485)
Other liabilities, net	                     178	                   1,089
Interest receivable	                     774	                    (213)
Other assets, net	                 (1,439)	                   2,220
Other, net	                      (34)	                    (246)

Net cash provided by operating activities	                 13,390	                 14,320

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
Sales of securities available for sale	                 11,016	                   9,134
Maturities and calls of investment securities	                 22,789	                 33,893
Maturities and calls of securities available for sale	                 13,279	                 16,754
Purchase of investment securities	                  (2,915)	                (13,075)
Purchase of securities available for sale	                (19,678)	                (29,683)
Loans made to customers, net  	                (64,655)	                (43,996)
Purchase of equipment	                             (228)	                         (448)
Sale of equipment	                 41	                         23
Cash provided by branch acquisitions	                  18,771	                          --

Net cash used in investment activities	                 (21,580)	                 (27,398)

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
Demand and savings deposits, net	                    1,194	                 (27,443)
Time deposits, net	                    8,155	                  26,913
Short-term borrowings, net	                    5,550	                  17,568
Payments of long-term debt	                           (8)	                        (43)
Acquisition of treasury stock	                      (170)	                     (592)
Sale of treasury stock	                1,420	                           --
Cash dividends paid	                    (4,161)	                   (3,631)

Net cash provided by financing activities	                   11,980	                   12,772
Net increase (decrease) in cash and cash equivalents	                     3,790	                      (306)

Cash and cash equivalents at beginning of year	                   26,275	                   28,232

Cash and cash equivalents at end of quarter	$                 30,065	$                 27,926



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in Thousands, Except
Share and Per Share Data)
					Unrealized
					(Loss) Gain
		Additional			on Securities
	Common	      Paid-In	    Retained	    Treasury	    Available
	Stock	    Capital	   Earnings	      Stock	    for Sale
Balance beginning of
the period,
January 1, 1995	$  23,022	$  20,376	$ 32,057	$    (1,807)	$   (3,445)
Net income	           --	            --	     9,235	              --	    --
Common dividends
declared ($.81
per common share)	             --	            --	    (3,630)	             --	            --
Purchase of 19,672
   shares at $30.14
   per share	           --	            --	           --	        (593)	            --
Unrealized net gain
   on securities available
   for sale	            --     	           --      	           --       	             --      	      2,917
Balance, September 30, 1995	    23,022	    20,376	   37,662	     (2,400)	        (528)
Balance beginning of
   the period,
   January 1, 1996	$  23,022	$  20,376	$ 39,319	$   (2,646)	$       391
Net income	            --      	           --      	   10,952	            --      	            --
Common dividends declared
($.93 per common share)	            --      	           --      	    (4,161)	            --      	            --
Purchase of 5,100 shares at $33.42
per share		            --      	           --	           --      	       (170)	            --
Unrealized net loss on securities available
for sale	            --      	           --      	            --      	           --     	       (949)
Sale of 47,331 treasury shares
at $30.02 per share	            --	         (36)	            --	     1,453	           --
Balance, September 30, 1996	$  23,022	$  20,340	$  46,110	$  (1,363)	$   (558)


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Unaudited Financial Statements

The unaudited consolidated balance sheet as of September 30, 1996 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the periods ended September 30, 1996 and 1995 have been prepared by the management of FCFT, Inc. without audit. In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCFT, Inc. and subsidiaries at September 30, 1996 and their results of operations, cash flows, and changes in stockholders' equity for the periods ended September 30, 1996 and 1995, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

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

At the close of business on September 26, 1996, First Community Bank, Inc., a subsidiary of FCFT Inc., acquired the Grafton and Rowlesburg, West Virginia branches of Huntington National Bank West Virginia. The acquisition of these branches added approximately $21 million in deposits. The intangible value of this transaction totaled approximately $1 million which will be amortized over a 15 year period. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated results in future periods after September 26, 1996 will include the operations of the Grafton and Rowlesburg branches only from the date of acquisition.

At the close of business on July 3, 1996, FCFT, Inc. merged with Citizens Bank of Tazewell (Citizens), headquartered in Tazewell, Virginia. Pursuant to the Agreement and Plan of merger, FCFT exchanged 3.51 shares of its common stock for each share of Citizen's common stock. Based upon the number of shares of Citizens common stock outstanding upon consummation of the Citizens merger, approximately 263,159 shares of FCFT, Inc. common stock were issued to holders of Citizens common stock. The merger will be accounted for under the pooling of interests method. Accordingly, all financial reporting periods presented have been restated to properly reflect this business combination. Subsequent to the merger, Citizens will operate as a wholly-owned subsidiary of FCFT, Inc.

Combined and separate results of FCFT and Citizens for the periods presented are as follows:

	Nine Months Ended		                              Three Months Ended
	1996	                    1995	                          1996	                    1995
Net Interest Income
FCFT	$   26,708	$   25,015	$    9,134	$    8,339
Citizens	       1,495	       1,306	         541	         439
Combined	     28,203	     26,321	      9,675	      8,778

Provision for possible loan losses
FCFT	       1,541	       1,151	         557	         399
Citizens	          116	          114	           64	           19
Combined	       1,657	       1,265	         621	         418

Non-Interest Income
FCFT	       5,349	       5,243	       1,601	      1,543
Citizens	          170	          112	           54	           38
Combined	       5,519	       5,355	       1,655	      1,581

Non-Interest Expense
FCFT	     15,433	     16,693	       5,066	      5,256
Citizens	          844	          878	          272	         278
Combined	     16,277	     17,571	       5,338	      5,534

Income tax expense
FCFT	       4,618	       3,460	       1,639	         995
Citizens	          218	          145	            81	           61
Combined	       4,836	       3,605 	       1,720	      1,056

Net Income
FCFT	     10,465	       8,954	       3,473	      3,232
Citizens	          487	          281	          178	         119
Combined	$   10,952  	$     9,235	$     3,651	$    3,351

Net income per common share
FCFT	$       2.33	$       2.00	$       0.77	$      0.72
Citizens	$       0.11 	$       0.06	$       0.04	$      0.03
Combined	$       2.44	$       2.06	$       0.81	$      0.75

Note 3.	Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $30.1 million in September 30, 1996 and $21.7 million in September 30, 1995 and federal funds sold of $6.2 million in September 30, 1995.

Note 4.	Commitments and Contingencies

In the matter of Four Winds Development, Inc., W. Stephen Melcher and E. T. Boggess, plaintiffs, vs. First Community Bank of Princeton and Dave Shields Company, Inc., defendants, on May 1, 1996, the Company argued and was denied its petition for appeal of the Circuit Court's decision. The Company continues to pursue its right of financial offset and is currently pursuing settlement negotiations in an attempt to conclude this and related matters. In the second quarter of 1995 reserves in excess of $500,000 were established in response to the verdict in this case and the Company anticipates no adverse financial impact on future earnings or financial position as a result of this matter.

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

Note 5.  Employee Benefits

The Company elected, effective October 31, 1996, to terminate benefits in its defined benefit pension plan as of November 30, 1996. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 88, the Company anticipates the recognition of a curtailment gain in the fourth quarter of 1996.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of FCFT, Inc.

We have reviewed the accompanying consolidated balance sheet of FCFT, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the nine and three month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Corporation's management.

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

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
October 23, 1996

FCFT, INC.
PART I. ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. This discussion and analysis should be read in conjunction with the 1995 Annual Report to Shareholders and the other financial information included in this report.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1996 was $11.0 million, increasing 19.6% from the $9.2 million reported for the same period in 1995. Earnings per share increased to $2.44 for the nine month period ended September 30, 1996, up from $2.06 reported in the corresponding period in 1995. Net income in the third quarter of 1996 totaled $3.7 million or $.81 per share, compared with net income of $3.4 million or $.75 per share, in the comparable period in 1995.

The improvement in earnings for the first nine months of 1996 can be attributed to the $1.9 million increase in net interest income and the decrease in non-interest expense of $1.3 million as compared with the corresponding period in 1995. The decrease in non-interest expense was due primarily to a reduction in FDIC insurance premiums totaling $540,000 for the first nine months of 1996 and a $520,000 expense recorded in the second quarter of 1995 to establish reserves in response to the verdict in the Four Winds Development, Inc. lawsuit. The Company's tax position required an increase in the effective tax rate from 28% through the third quarter of 1995 to the 1996 level of 31%. This increase in income tax expense offset a portion of the improvement in earnings during this period.

The $300,000 or 9% increase in net income between the third quarter of 1995 and 1996 primarily is the result of a $900,000 increase in net interest income. The effective tax rate of 24% for the third quarter of 1995 increased to 32% for the corresponding period in 1996, which offset a portion of the improvement in net interest income for the period.

Return on Average Equity (ROE) and Return on Average Assets (ROA) were 17.35% and 1.84% for the nine months ended September 30, 1996 compared with 16.44% and 1.66% for the same period in 1995. In comparing the third quarter of 1996 with the same period in 1995, ROA showed a slight improvement from 1.76% in 1995 to 1.78% in 1996. ROE decreased from 17.20% to 16.67% as a result of compounded earnings and the sale of 47,331 shares of the Company's common stock held in treasury.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, for the nine months ended September 30, 1996 was $30 million, a 7.2% increase from the $28 million earned in the corresponding period in 1995. Interest income increased as a result of the increases in the yield and average balances of earning assets.

Loans, the Company's highest yielding asset category, experienced an $80 million or 18.4% increase in the average balances from the third quarter of 1995 to the most recent quarter. The increase in the loan portfolio was funded through the calls and maturities of investments, wholesale funding from Federal Home Loan Bank advances, and increases in deposits of $11.9 million. The yield on the loan portfolio was 9.81% for the first nine months of 1996 compared with 7.12% on the investment portfolio. Average earning assets increased 7.3% in 1996 over the comparable period in 1995.

During the last twelve months, the rate paid on short-term borrowings and time deposits increased 31 and 60 basis points, respectively. This market pressure on rates did not effect short-term deposits, such as interest-bearing demand deposits and savings accounts, with the cost of these funding sources remaining flat during this period.

NET INTEREST INCOME ANALYSIS
(Unaudited)
(Amounts in Thousands)
 	               Nine Months Ended			Nine Months Ended
	                September 30, 1996			September 30, 1995
			Yield/			Yield/
	Average	Interest	Rate	Average	Interest	Rate
	Balance	(1)(2)	(2)	Balance	(1)(2)	(2)
Earning Assets:
Loans (3)
Taxable	$  499,691	$  36,521	   9.76%	$  417,487	$  30,145	  9.65%
Tax-Exempt	      15,488  	      1,308	 11.28%	      17,650       	      1,413	10.70%
Total	    515,179 	    37,829	   9.81% 	    435,137	    31,558	  9.70%
Reserve for Possible Loan Losses	      (8,716)		      (8,380)
Net Total	    506,463        		    426,757
Investments Available for Sale:
Taxable	    101,669	         4,815	6.33%	      87,323	               4,212	          6.45%
Tax-Exempt	15,500	1,001	8.62%	0	0	0.00%
Total	117,169	5,816	6.63%	87,323	      4,212	  6.45%
Investment Securities:
Taxable	      69,060	      3,376	   6.53%	    121,509	      5,713	  6.29%
Tax-Exempt	      47,072	      2,813	   7.98%	      53,052	      3,346	  8.43%
Total	    116,132	      6,189	   7.12%	    174,561	      9,059	  6.94%
Interest-Bearing Deposits	           869	           25	   3.84%	           308	           15	  6.51%
Federal Funds Sold	        2,906	         116	   5.33% 	        3,741	         160	  5.72%
Total Earning Assets	    743,539    	    49,975	   8.98%	    692,690	    45,004	  8.69%
Other Assets	      53,540			      52,266
Total	$  797,079			$  744,956
Interest-Bearing Liabilities
Interest-bearing Demand Deposits	$    92,180	     1,864	   2.70%	$    99,380	      2,003	  2.69%
Savings Deposits	    134,512	     3,115	   3.09%	    142,102	      3,285	  3.09%
Time Deposits	    309,667	   12,171	   5.25%	    286,389	      9,971	  4.65%
Short-Term Borrowings	      65,182	     2,175	   4.46%	      42,097	      1,307	  4.15%
Other Indebtedness	      15,132	        656	   5.79%	      10,175	         452	  5.94%
Total Interest-Bearing Liabilities	    616,673	   19,981	   4.33%	    580,143	    17,018	  3.92%
Demand Deposits	      82,796 			      79,336
Other Liabilities	      13,317			      10,377
Stockholders' Equity	      84,293			      75,100
Total	$  797,079			$  744,956
Net Interest Earnings		$ 29,994			$ 27,986
Net Interest Spread			   4.65%			   4.76%
Net Interest Margin			   5.39% 			   5.40%

(1)	Interest amounts represent taxable equivalent results for the first nine months of 1996 and 1995.
(2)	Fully Taxable Equivalent - using the statutory rate of 35%.
(3)	Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In order to maintain a balance in the reserve for possible loan losses which is sufficient to absorb potential loan losses, charges are made to the provision for possible loan losses (provision). The provision for possible loan losses was $1.7 million in the first nine months of 1996 compared with $1.3 million in the first nine months of 1995. The provision for the third quarter of 1996 reached $621,000, increasing $203,000 over the $418,000 reported for the third quarter of 1995.

Net charge-offs year to date totaled $855,000 in 1996, significantly below the 1995 level of $2 million. For the third quarter of 1996 net charge-offs were $250,000, as compared to $1.3 million for the corresponding period in 1995. Charge-offs in 1995 include a partial charge-off of $500,000 on a commercial real estate loan in Charleston, West Virginia, to reduce the carrying value to the Company's revised estimate of the value of underlying collateral. Two other additional partial write-downs contributed to the elevated level of charge-offs in 1995. Expressed as a percentage of loans, net charge-offs were .15% for the nine month period ended September 30, 1996 and .42% for the corresponding period in 1995.

The reserve for possible loan losses totaled $9.1 million at September 30, 1996 compared with reserves of $8.3 million at December 31, 1995 resulting in reserve to loan ratios of 1.66% and 1.71%, respectively.

The coverage ratio represents the percentage of non-performing assets covered through available reserves. As of September 30, 1996, this ratio was 67.1% as compared to 84.6% at September 30, 1995 and 143.5% at December 31, 1995. Management continually evaluates the adequacy of the reserve for possible loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio.

Non-Interest Income

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income was $5.5 million and $5.4 million for the nine months ended September 30, 1996 and 1995, respectively. In comparing third quarter of 1996 with third quarter of 1995, non-interest income increased $254,000 or 16.1%, improving from $1.6 million in 1995 to $1.8 million in 1996. Non-interest income for 1996 includes $295,000 in other income received from life insurance proceeds of a deceased former officer. A loss of $165,000 on the sale of securities available for sale is also included as the Company repositioned a portion of its investment portfolio for improved performance. Included in non-interest income for 1995 was $537,000 in gains from the sale of stock of another West Virginia Bank Holding Company in which the Company had taken a nominal ownership position.

Also included in non-interest income is service charges on deposit accounts, which increased $260,000, or 13.4% for the nine month period ended September 30, 1996, over the corresponding period in 1995. Likewise, third quarter results showed a favorable variance of $55,000, or 7.9%, rising to $755,000 for 1996 over the $700,000 reported for the third quarter of 1995. This increasing trend is the result of ongoing enhancements to the Company's service charge pricing structure as well as a higher transaction deposit base, and stricter adherence to the Company's policy on non-sufficient funds and overdraft charges. Another contributor to the overall improvement in non-interest income was other charges, commissions and fees, increasing $221,000 for the nine month period ended September 30, 1996 over the same period in 1995 and increasing from $487,000 for the third quarter in 1995 to $558,000 for the third quarter in 1996, as the Company realized continued growth in fees earned on credit card accounts.

Non-Interest Expense

Non-interest expense decreased $1.3 million or 7.4% from $17.6 million in the first nine months of 1995 to $16.3 million in 1996. The largest percentage decrease was in the other operating expense category with a decrease of $1.1 million or 14.1% for the nine month period. In April 1995, FDIC premium payments were suspended as a result of full funding of the Bank Insurance Fund, accounting for $600,000 or 54.9% of the decrease in other operating expense, when comparing the first nine months of 1995 with the same period for 1996. Partially offsetting this decrease was a $60,000 FDIC premium expense recorded in the third quarter of 1996 in response to a one-time assessment of 65.7 basis points on SAIF deposits, which was signed into law on September 30, 1996. The Company currently holds approximately $9 million in SAIF deposits acquired in 1990 from a former savings and loan association. In 1995, the Company recorded an expense of approximately $520,000 in response to a verdict awarded the plaintiffs in the Four Winds Development, Inc. lawsuit, further contributing to the higher level of non-interest expense in 1995.

Comparing non-interest expense for the third quarter of 1996 with the third quarter of 1995, the Company experienced a slight decline of $16,000. Personnel costs and furniture and equipment expenses were down $37,000 or 1.5% and $73,000 or 18.9%, respectively, while other operating expenses increased $88,000 or 3.8%. The increase in other operating expense was due mainly to a valuation adjustment of $125,000 to decrease the carrying value of repossessed equipment.

Income Tax Expense

Income tax expense increased $1.2 million from $3.6 million in the first nine months of 1995 to $4.8 million for the corresponding period in 1996 reflecting effective tax rates of 28.1% and 30.6%, respectively. The increase in taxes is principally the result of the increase in pre-tax income of $2.9 million or 23% when comparing the first nine months of 1996 with the corresponding period in 1995. For the third quarter of 1996, the Company reported $1.7 million in income tax expense, an increase of $664,000 over the $1.1 million reported for the third quarter of 1995. The effective tax rates for the third quarter were 32% in 1996 and 24% in 1995. Tax-exempt income, when expressed as a percentage of total interest income, was greater for the three months ended September 30, 1995 than for the corresponding period in 1996, resulting in the lower effective tax rate in 1995.

FINANCIAL POSITION

Securities

Securities totaled $220.3 million at September 30, 1996 reflecting a decrease of $26.3 million from December 31, 1995. This 10.6% decrease was used to fund growth in the loan portfolio of $63.8 million or 13.2% from December 31, 1995 to September 30, 1996.

Securities available for sale were $115 million at September 30, 1996 versus $121.2 million at December 31, 1995. Securities available for sale are recorded at their fair market value at September 30, 1996 and December 31, 1995. The unrealized gain or loss, which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet. The unrealized gain after taxes decreased $949,000 from a $391,000 gain at December 31, 1995 to a $558,000 unrealized loss at September 30, 1996.

Investment securities, which are purchased with the intent to hold until maturity, totaled $105.4 million at September 30, 1996, as compared with $125.4 million at December 31, 1995. The market value of investment securities at September 30, 1996 was approximately 100% of book value as compared with 101% at December 31, 1995, reflecting a slight decline in the bond market.

Loans

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. A common credit underwriting structure and review process is in place throughout the Company.

Total loans increased $63.8 million to $549 million at September 30, 1996 from $485.2 million at December 31, 1995. Average total loans have increased $80 million over the last twelve months. The loan-to-deposit ratio has increased to 84% at September 30, 1996 as compared with 78% at December 31, 1995.

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

Non-Performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $13.6 million at September 30, 1996, or 2.5% of total loans and OREO, compared with $9.4 million or 1.8% at June 30, 1996, and $6 million or 1.2% at December 31, 1995. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands)	September 30	June 30 	March 31	December 31	September 30
	1996	1996	1996	1995	1995
Non-Accrual	$    6,620	$     4,420	$    4,650	$    4,369	$      6,126
Ninety Days Past Due	      4,960	       2,635	      1,524	         673	        2,226
Other Real Estate Owned	      1,969	       2,309	      1,590	         929	           968
	$   13,549 	$     9,364	$    7,764 	$    5,971	$      9,320
Restructured loans performing in
accordance with modified terms	$        405	$        409	$       436	$       439	$         446

Non-accrual loans and loans ninety-days past due increased $2.3 million and $4.3 million, respectively, when comparing September 30, 1996 and December 31, 1995. The increase in non-accrual loans is due primarily to one relationship totaling $2 million. This relationship, a student housing complex in Morgantown, West Virginia, has thirteen guarantors and the Company has secondary collateral sufficient to believe the carrying values of this credit to be recoverable. The increase in ninety-day past due loans also relates primarily to one relationship totaling $3.6 million which reached ninety-days past due late in the third quarter of 1996. This relationship is a local furniture manufacturing firm with several investors and is partially guaranteed by the FHA. The Company anticipates the investors will make a significant capital injection in the fourth quarter and expects the loan to become current by year-end. Other real estate owned at September 30, 1996, increased $1 million or 112% compared to December 31, 1995. This increase was due to two foreclosures, one amounting to $755,000 in the first quarter and another in the second quarter, in the amount of $500,000.

Management believes that the extent of problem loans at September 30, 1996 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as further erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

Stockholders' Equity

Total stockholders' equity was $87.6 million at September 30, 1996, representing an increase of $7.1 million or 8.8% over year-end 1995. The increase in stockholders' equity was the result of earnings net of dividends of $6.8 million and the sale of 47,331 shares of treasury stock at a weighted cost of $30.02 per share or $1.4 million. The merger with Citizens Bank of Tazewell was consummated in the third quarter of 1996. This transaction was accounted for under the pooling of interests method; therefore, all prior financial statements have been restated to reflect this business combination. The Federal Reserve's risk-based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 1996, the Company's risk adjusted capital-to-asset ratio was 16.91%. The Company's leverage ratio at September 30, 1996 was 10.34% compared with 9.86% at December 31, 1995. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

Liquidity

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($30.1 million), investment securities available for sale ($115 million), and Federal Home Loan Bank of Pittsburgh credit availability of $41.2 million. Cash advances from the Federal Home Loan
Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

FCFT, INC.
PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

(a)      In the matter of Four Winds Development, Inc., W. Stephen Melcher
and E. T.          Boggess, plaintiffs, vs. First Community Bank of Princeton and Dave Shields Company, Inc., defendants, on May 1, 1996, the Company argued and was denied its petition for appeal of the Circuit Court's decision. The Company continues to pursue its right of financial offset and is currently pursuing settlement negotiations in an attempt to conclude this and related matters. Management and legal counsel are of the opinion that these settlement negotiations will not result in an adverse impact on results of operations on the Company's financial position.

Item 2. Changes in Securities

(a)         N/A
(b)         N/A

Item 3. Defaults Upon Senior Securities

(a)         N/A
(b)         N/A

Item 4. Submission of Matters to a Vote of Security Holders

(a)         N/A

Item 5.  Other Information
(a)         N/A

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

	                Exhibit 15 - Letter regarding unaudited interim financial information

(b)         Reports on Form 8-K
                              No current reports on Form 8-K were filed
during the third quarter of 1996.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FCFT, INC.




DATE:   November 13, 1996

_______________________________
	James L. Harrison, Sr.
	President & Chief Executive Officer
	(Duly Authorized Officer)





DATE:	November 13, 1996

_______________________________
	Randy K. Walker
	Vice President-Operations
	(Principal Accounting Officer)

Exhibit 15

November 12, 1996

To the Board of Directors and Stockholders of FCFT, Inc.

Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of FCFT, Inc. and subsidiaries for the periods ended September 30, 1996 and 1995, as indicated in our report dated October 23, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated by reference in Registration Statement No. 33-72616 on Form S-8 and Registration Statement No. 333-2996 on Form S-4.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

Yours truly,


Deloitte & Touche LLP
Pittsburgh, Pennsylvania