Form 10-K
period 1996-12-31
FCFT INC
filed 1997-03-31
CIK 859070

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                                     Washington, D.C.  20549
                                                                     Form 10-K
                                      [X] Annual Report Pursuant to Section
13 or 15(d)
                                   of the Securities Exchange Act of 1934
(Fee Required)

                                         For the Fiscal Year Ended December
31, 1996
                                                                         or
                                    [ ] Transition Report Pursuant to
Section 13 or 15(d)
                                   of the Securities Exchange Act of 1934 (Fee
Required)

       For the transition period from -------------------------- Commission File Number 0-19297

                                                               FCFT, Inc.
                                    (Exact name of Registrant as specified
in its charter)

                   Delaware
                             55-0694814
       (State or other jurisdiction
   (IRS Employer Identification No.)
    of incorporation or organization)

1001 Mercer Street, Princeton, West Virginia
           24740-5909
       (Address of principal executive offices)
                  ( Zip Code)

                       Registrant's telephone number, including area code: (304) 487-9000

                                 Securities registered pursuant to Section
12(b) of the Act:
                    Title of each class                              Name of
each exchange on which registered
                            NONE
                       NONE

                                 Securities registered pursuant to Section
12(g) of the Act:
                                        Common stock, par value $5 per share
                                                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes         X
          No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1997.

                                      $136,787,738 based on the sales price
at that date
                                                    Common Stock, $5 par value

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 10, 1997.

                                      Common Stock, $5 par value- 4,604,423
                               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the FCFT, Inc. 1996 Annual Report to Security Holders are incorporated by reference in Part I and II hereof.

Portions of the FCFT, Inc. 1996 Annual Proxy Statement are incorporated by reference in Part III.

Form 10-K Information

Table of Contents
1996 Form 10-K Annual Report


Part I                                        Page
Item   1.  Business                           2
Item   2.  Properties                         13
Item   3.  Legal Proceedings                  14
Item   4.  Submission of Matters to a Vote of Security Holders   14

Part II

Item   5.  Market for Registrant's Common Equity and Related Stockholder Matters     15
Item   6.  Selected Financial Data            15
Item   7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                  15
Item   8.  Financial Statements and Supplementary Data 16
Item   9.  Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure           16

Part III

Item  10.  Directors and Executive Officers of the Registrant    16
Item  11.  Executive Compensation             16
Item  12.  Security Ownership of Certain Beneficial Owners and Management  16
Item  13.  Certain Relationships and Related Transactions   16

Part IV.

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K 16
Signatures                                    18

Part I

Item 1.  Business

FCFT, Inc. (Registrant) was incorporated in November 1989, under the laws of the State of Delaware to serve as the holding company for and to facilitate the merger of First Community Bancshares, Inc. (First) and Flat Top
Bankshares, Inc. (Flat Top). First was a Delaware bank holding company with one wholly-owned subsidiary, First Community Bank, Inc. (FCB), a state-chartered West Virginia bank headquartered in Princeton, West Virginia.
Flat Top was a West Virginia bank holding company headquartered in Bluefield, West Virginia, with two wholly-owned subsidiaries, The Flat Top National Bank of Bluefield (FTNB), a National Association, and Peoples Bank of Bluewell
(PBB), a state-chartered West Virginia bank. On May 9, 1990, the shareholders of First and Flat Top approved the Agreement and Plan of Merger providing for the acquisition by merger of First and Flat Top by FCFT, Inc. The mergers were accomplished through the exchange of the Registrant's common and preferred stock on a 1 for 1 basis for First shares and on a 1.65 for 1 basis for Flat Top shares. First shareholders also received a one-time special dividend of $.58 in cash for each share of First common stock. The combination has been accounted for similar to a pooling as to First and as a purchase transaction as to Flat Top with Flat Top treated as the acquiree for accounting purposes. After the mergers, FCFT, Inc. operated as the surviving holding company for the three constituent banks described above as well as First Federal Savings Bank (FFSB) which was acquired in November 1990.

On December 30, 1994, FFSB was merged into FCB.  Subsequently on January 4,
1995, FTNB and PBB were also merged into FCB.

On December 29, 1995, FCFT, Inc. reorganized its existing bank subsidiary,
First Community Bank, Inc., Princeton, West Virginia, by splitting it into two separate banks. This was accomplished by chartering a second, affiliated, Federal Deposit Insurance Corporation (FDIC) insured state commercial bank formed through the acquisition of assets and assumption of the liabilities of six of First Community Bank, Inc.'s operating divisions and branches located within Mercer County, West Virginia. This new bank, First Community Bank of Mercer County, Inc., headquartered in Princeton, West Virginia, consists of six divisions with offices in Princeton, Bluefield, and Bluewell, as well as the Credit Card Division, Trust Division, and Corporate/Administrative
Division. The main office of the reorganized First Community Bank, Inc., was relocated to Buckhannon, West Virginia.

At the close of business on July 3, 1996, FCFT, Inc. acquired Citizens Bank of Tazewell (Citizens), headquartered in Tazewell, Virginia. Pursuant to the Agreement and Plan of merger, FCFT exchanged 3.51 shares of its common stock for each share of Citizen's common stock. Accordingly, 263,159 shares of FCFT, Inc. common stock were issued to holders of Citizens common stock.
The merger was accounted for under the pooling of interests method.
Accordingly, all financial reporting periods presented have been restated to properly reflect this business combination. Subsequent to the merger, Citizens operates as a wholly-owned subsidiary of FCFT, Inc.

At the close of business on
September 26, 1996, First Community Bank, Inc. acquired the Grafton and
Rowlesburg, West Virginia branches of Huntington National Bank West Virginia.
The acquisition of these branches added approximately $21 million in deposits.
The intangible value of this transaction totaled approximately $1 million which will be amortized over a 15 year period. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated results in future periods after September 26, 1996 will include the operations of the Grafton and Rowlesburg branches only from the date of acquisition.

The Registrant's Board of Directors declared a five for four stock split which will be effected in the form of a 25% stock dividend and paid to shareholders of record March 31, 1997. New shares will be mailed to stockholders on or about April 2, 1997. The restated outstanding shares were 5,649,995 and $2.48 at December 31, 1996; 5,594,083 and $2.28 at December 31, 1995; and 5,628,598
and $2.03 at December 31, 1994.

FCFT, Inc. has entered into a Definitive Agreement with Blue Ridge Bank,
Sparta, North Carolina, which provides for Blue Ridge to become a separate subsidiary of FCFT, Inc.  Blue Ridge, with total resources of $103 million at
September 30, 1996, is headquartered in Sparta, North Carolina and was formed in 1987.
Blue Ridge operates, in addition to its main office in Sparta, branches in
Elkin, Taylorsville, and Hays, North Carolina.  There are no changes anticipated in officers or employees, members of the Board of Directors, or name of Blue Ridge Bank resulting from this affiliation.  The transaction was approved by Blue Ridge shareholders on March 26, 1997 and is anticipated to close in early April, 1997.  The shareholders of Blue Ridge will receive cash or notes equal to $19.50 per share for each share of Blue Ridge held by them with the transaction valued at over $24 million.  This acquisition will be accounted for under the purchase method of accounting.  Accordingly, the consolidated results will include the operations of Blue Ridge only from the date of acquisition.  The combination of the two companies will result in a $925 million bank holding company with 27 full-service banking locations.

Citizens Bank of Tazewell, Inc., the Virginia subsidiary of FCFT, Inc., anticipates the opening of a branch in Wytheville, Virginia, to be located at 910 E. Main Street.

Currently, the Registrant is a multi-bank holding company and the banking operations are expected to remain the principal business and major source of revenue. The Registrant provides a mechanism for ownership of the subsidiaries banking operations, provides capital funds as required and serves as a conduit for distribution of dividends to stockholders. The
Registrant also considers and evaluates options for growth and expansion of the existing subsidiaries' banking operations.

The Registrant currently derives substantially all of its revenues from dividends paid by the subsidiary banks. Dividend payments by the banks are determined in relation to earnings, asset growth and capital position and are subject to certain restrictions by regulatory agencies as described more fully under Supervision and Regulation of this item.


First Community Bank of Mercer County, Inc.

First Community Bank of Mercer County, Inc. (FCB, Mercer) is a state chartered bank organized under the banking laws of the State of West Virginia. FCB, Mercer engages in general commercial and retail banking business in Mercer
County, West Virginia. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCB, Mercer also provides trust services and its deposits are insured by the FDIC. FCB, Mercer is a member of the Federal Reserve System.

First Community Bank, Inc.

First Community Bank, Inc. (FCB, Inc.) is a state chartered bank organized under the banking laws of the State of West Virginia. FCB, Inc. engages in general commercial and retail banking business in Upshur, Wyoming, Taylor, Nicholas, Preston, and Webster Counties, West Virginia. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCB, Inc. deposits are insured by the FDIC. FCB, Inc.
is a member of the Federal Reserve System.

Citizens Bank of Tazewell, Inc.

Citizens Bank of Tazewell, Inc. (Citizens) is a state chartered bank organized under the banking laws of the State of Virginia. Citizens engages in general commercial and retail banking business in Tazewell County, Virginia. It provides safe deposit services and makes all types of loans including commercial, mortgage and personal loans. Citizens deposits are insured by the FDIC. Citizens is a member of the Federal Reserve System.

Lending Activities

The Company's banking subsidiaries generate revenues primarily through the investment of borrowed and deposited funds in earning assets. These assets are comprised of securities available for sale, investment securities, short-term investment vehicles and loans to businesses and individuals. Loans represent approximately 70% of earning assets and present a greater level of credit risk to the Company when contrasted with investment securities.

The principal lending activities of the banks are concentrated primarily within the market areas immediately surrounding its banking operations. These are areas with which bank personnel are most acquainted and are within reasonable distances of the banks which allows for timely communications with customers as well as periodic inspections of collateral.

Loan portfolios total 547.7 million at December 31, 1996 and are comprised of commercial, real estate and consumer loans including credit cards and home equity loans. Commercial and commercial real estate loans comprise 45% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial and commercial companies, coal mining companies, electronics manufacturers, automobile dealers, as well as retail and wholesale merchants.
Collateral securing these loans include equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Underwriting standards require a comprehensive review and independent evaluation of virtually all commercial loans by Credit Administration and Discount Committees prior to approval with updates performed annually.

Real estate mortgage loans comprise 33% of the total loan portfolio.
Mortgage loans to consumers are secured primarily by first lien deeds of trust. These loans generally do not exceed an 80% loan to value ratio at the loan origination date and are considered to contain normal risk. Loans in the real estate mortgage category have historically yielded the lowest loss ratio of all loan types.

Consumer loans comprise 22% of the total loan portfolio. Collateral for these loans include automobiles, boats, recreational vehicles, and other personal property. Personal loans, home equity and unsecured credit card receivables are also included as consumer loans. Historically, losses on these types of loans have been minimal.

The average yield on a tax equivalent basis on all loans in 1996 was 9.78% and average loans expressed as a percentage of average deposits were 84% in 1996.
This represents an increase in average outstanding loans when compared with historical loan to deposit ratios of 79% in 1995 and 69% in 1994.

Employees

The Registrant and its subsidiaries had 365 employees at December 31, 1996.
Management considers employee relations to be excellent.

Competition

The Company's subsidiaries have been able to compete effectively with other financial institutions in the respective market areas. The subsidiaries emphasize customer service in an effort to establish long-term customer relationships and build customer loyalty. The subsidiaries of the Company have consolidated services such as data processing, accounting, loan review and compliance, and internal audit services to enhance the ability to compete effectively in its respective markets.

Supervision and Regulation

The Registrant is a bank holding company within the meaning of the Bank
Holding Act of 1956 (Act), as amended, and is registered as such with the Board of Governors of the Federal Reserve System. The Registrant is required to file with the Board of Governors quarterly reports of the Registrant and the subsidiary and such other information as the Board of Governors may require. The Federal Reserve makes periodic examinations of the Registrant typically on an annual basis. The Act requires every bank holding company to obtain prior approval of the Board of Governors before acquiring substantially all the assets or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the
CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate income neighborhoods. Further, such assessment is also required of any bank holding company which has applied to
(i) charter a National bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a banking holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve
Board will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On July
1, 1995, the federal bank regulators amended the CRA regulations to simplify enforcement of the CRA by substituting the prior twelve assessment categories with three performance categories for use in calculating CRA ratings. The federal bank regulators will evaluate banks under the lending, investment, and service tests. The effective date for compliance with the amended CRA depends on the size of the institution, but no later than July 1, 1997.
Additional data collection and reporting requirements have been imposed on larger institutions.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989
("FIRREA") was enacted by Congress on August 9, 1989. Among the more significant consequences of FIRREA with respect to bank holding companies is the impact of the "cross-guarantee" provision and the significantly expanded enforcement powers of bank regulatory agencies. Under the cross-guarantee provision, if one depository institution subsidiary of a multi-unit holding company fails or requires FDIC assistance, the FDIC may assess a commonly controlled depository institution for the estimated losses suffered by the FDIC. While the FDIC's claim is junior to the claims of non-affiliated depositors, holders of secured liabilities, general creditors, and subordinated creditors, it is superior to the claims of shareholders. Among the significantly expanded enforcement powers of the bank regulatory agencies are the powers to (i) obtain cease and desist orders, (ii) remove officers and directors, (iii) approve new directors and senior executive officers of certain depository institutions, and (iv) assess criminal and civil money penalties for violations of law, regulations. or conditions imposed by, or agreements with, regulatory agencies.

In September 1994, the Riegle-Neal Interstate Banking and Branching
Efficiency Act of 1994 was passed. This legislation significantly changes the laws governing interstate banking. Beginning on September 29, 1995, bank holding companies may acquire banks located in any state, despite former prohibitive state statutes, subject to certain conditions. Beginning on June
1, 1997, banks may merge or consolidate on an interstate basis. States may elect to "opt-out" of this provision by expressly prohibiting interstate bank mergers. This Act also permits banks to branch into other states on a de novo basis provided that the state has enacted a law that permits de novo interstate branch banking.


The banking subsidiaries of the Registrant are subject to certain restrictions by regulatory bodies which limit the amounts and the manner in which it may loan funds to the Registrant. The banks are further subject to restrictions on the amount of dividends that can be paid to the Registrant in any one calendar year without prior approval by primary regulators. Payment of dividends by the subsidiary banks to the Registrant cannot exceed net profits, as defined, for the current year combined with net profits for the two preceding years. In addition, any distribution which might reduce the bank's equity capital to unsafe levels or which, in the opinion of regulatory agencies, is not in the best interests of the public, could be prohibited.
(For additional information concerning these restrictions, see Note 14 of the Notes to Consolidated Financial Statements incorporated by reference in Part
II of this report.)

Governmental Monetary Policies and Economic Controls

The earnings of the Registrant and its subsidiaries are affected by the monetary policies of the Federal Reserve System. An important function of the Federal Reserve System is to regulate the National supply of credit in order to deal with economic conditions. The instruments employed by the Federal Reserve are open market operations of U.S. Government securities, changes in the discount rate on member bank borrowings, changes in Federal
Funds rates and changes in reserve requirements. These policies influence, in various ways, the level of investments, loans and deposits and rates earned on earning assets and interest rates paid on liabilities.



1.  Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and
Interest Differential
     A. & B.    Average Balance Sheets--Net Interest Income Analysis
                               1996              1995             1994
(Amounts in Thousands,  Average     Interest    Yield/Rate Average       Interest   Yield/Rate
Average      Interest    Yield/Rate
  except %)             Balance         (1)           (1)  Balance          (1)            (1)
Balance          (1)            (1)

Earning Assets:
Loans (2)
    Taxable            $507,554     $49,443       9.74%    $428,242    $41,451   9.68%   $386,510
$35,248       9.12%
     Tax-Exempt             15,401       1,708   11.09%         16,755      1,866     11.14%
18,768          1,993    10.62%
      Total              522,955      51,151      9.78%      444,997     43,317  9.73%     405,278
37,241        9.19%
Reserve for Possible
   Loan Losses             (8,797)  ______      ______         (8,238) ______  ______        (9,467)
______      ______
    Net Total            514,158      51,151      9.95%      436,759     43,317  9.92%     395,811
37,241        9.41%
Securities Available For
    Sale:
    Taxable              104,112        6,690     6.43%        92,550      5,925      6.40%
96,856          6,326      6.53%
    Tax-Exempt             15,472       1,333     8.61%             156            12      7.69%
0                      0        0%
    Total                119,584        8,023     6.71%        92,706    5,937   6.40%       96,856
6,326         6.53%
Investment Securities:
    Taxable                65,857       4,233     6.43%      112,021       7,043      6.29%
124,357         7,469      6.01%
    Tax-Exempt             47,026       3,776     8.03%        55,216      4,659      8.44%
52,170          4,345      8.33%
     Total               112,883        8,009     7.09%      167,237     11,702  7.00%
176,527       11,814       6.69%
Interest-Bearing
    Deposits              750          28   3.73%              388              22    5.67%
3,501              216     6.17%
Federal Funds Sold           2,188         117    5.35%          4,473        263     5.88%
8,737              343     3.93%
    Total Earning Assets        749,563     67,328      8.98%       701,563      61,241    8.73%
681,432       55,940       8.21%
Other  Assets               54,758   ______      ______         52,114  ______  ______
57,092      ______ ______
     Total             $804,321             $753,677              $738,524
                       ======             ======                ======
Interest-Bearing
    Liabilities:
Interest-Bearing
    Demand             $  92,857        2,519     2.71%    $  98,405       2,656      2.70%
$108,407        2,960      2.73%
Savings Deposits         134,178        4,150     3.09%      140,810       4,352      3.09%
153,325         4,760      3.10%
Time Deposits            313,899      16,501      5.26%      290,725     13,913  4.79%
276,896       10,571       3.82%
Short-Term Borrowings      64,933       2,886     4.44%        45,868      1,945      4.24%
31,779             890     2.80%
Long-Term Borrowings       15,130          877    5.80%        10,401         616     5.92%
11,554            665      5.76%
     Total Interest-Bearing
     Liabilities         620,997      26,933      4.34%      586,209     23,482  4.01%     581,961
19,846        3.41%

Demand Deposits            84,265                   80,447               77,132
Other Liabilities          13,465                   10,761            9,293
Stockholders' Equity       85,594                    76,260              70,138
                       _______                 _______          _______
     Total             $804,321                 $753,677        $738,524
                       ======                    ======         ======
Net Interest Income             40,395                  37,759    36,094

Net Interest Rate Spread (3)                4.64%              4.72%             4.80%

Net Interest Margin (4)                    5.39%               5.38%             5.30%
                                    =====                  =====          =====

(1) Fully Taxable Equivalent-Using the Federal statutory rate of 35% as applied to non-taxable loans and securities in periods in which related tax benefits arise.
(2) Non-accrual loans are included in average balances outstanding but with no related interest income.
(3) Represents the difference between the yield on earning assets and costs of funds.
(4) Represents tax equivalent net interest income divided by average interest earning assets.

C.  Rate and Volume Analysis of Interest (1)

(Amounts in Thousands)
                     1996 Compared to 1995  1995 Compared to 1994
                     Increase/(Decrease) due to  Increase/(Decrease) due to

                  Volume  Rate Total     Volume    Rate    Total
Interest Earned On:
    Loans         $7,574      $260      $7,834       $3,734     $2,342    $6,076
    Investment securities available
       for sale     2,062        24       2,086   (269)        (120)     (389)
    Investment securities
       held to maturity    (3,630)            (63)     (3,693)        (508)         396
(112)
    Interest bearing deposits
       with other banks          15             (9)           6       (178)         (16)
(194)
    Federal funds sold    (124)               (22)       (146)        (209)        129
(80)
                  ______  ______        ______    ______   ______    ______
Total interest earning
     assets         5,897       190       6,087       2,570  2,731     5,301

Interest Paid On:
    Demand deposits           (150)             13        (137)      (270)          (34)
(304)
    Savings deposits          (205)               3       (202)      (387)          (21)
(408)
    Time deposits   1,158    1,430        2,588         550 2,792     3,342
    Short-term borrowings      843            98       941       489     566    1,055
    Long-term debt     274           (13)              261       (68)           19
(49)
                  ______  ______        ______     ______  ______    ______
Total interest bearing
    liabilities     1,920    1,531        3,451         314 3,322     3,636
                  ______  ______        ______     ______  ______     ______
Change in net interest
    income        $3,977  $(1,341)      $2,636    $2,256   $(591)    $1,665
                  =====   =====         ===== =====   =====     ====


(1) Fully Taxable Equivalent-using the federal statutory rate of 35% as applied to non-taxable loans and securities in periods in which related tax benefits arise.

The preceding table sets forth a summary of the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in rates thereon. For purposes of this analysis, the change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts.


Evaluation of Interest Rate Risk

As discussed on page 32 of the 1996 Annual Report, the Company uses an earnings simulation model to measure interest rate risk. Using the simulation model, net interest income forecasts are prepared based on projections of interest rate environments and cash flows of earning assets and paying liabilities. The net interest income forecasts are prepared principally for evaluation of interest rate risk, accordingly, the forecasts ignore mitigating factors such as projected and budgeted growth, changes in the balance sheet mix of earning assets and paying liabilities, implementation of new business strategies for improvement of net interest income, as well as the potential impact of external growth through acquisition of banks and/or new portfolios. Based upon the Company's most recent earnings simulation, results indicate that net interest income in the most likely rising interest rate scenario (projects a 50 basis point increase in the prime lending rate) would increase by 4.62%. Assessment of interest rate risk in the event of a relatively flat interest rate environment, net interest income would increase by 4.28%. Lastly, assuming a declining interest rate environment (which projects, among other things, a possible 25 basis point decrease in the Prime lending rate) indicates net interest income would increase by 4.40%. Each of these variations in net interest income exclude the impact of mitigating factors discussed above and are designed purely for identification of interest rate risk and for use in establishing the most appropriate balance sheet profile for given interest rate environments. The Company has positioned itself for the most likely environment and under those circumstances expects a nominal impact on net interest.

II.  Investment Portfolio

A.  Book Value of Investment Securities Held to Maturity:
                               December 31
(Amounts in Thousands)         1996      1995      1994
U.S. Treasury securities        $    8,247        $16,563  $16,766
U.S. Government agencies and corporations     43,494    59,792  109,301
States and political subdivisions             47,532    47,975    53,202
Other securities                      1,055           1,055    5,901
                               _______   _______  _______
                                $100,328 $125,385 $185,170
                               ======    ======   ======

Book Value of Investment Securities Available for Sale:
                               December 31
(Amounts in Thousands)         1996      1995     1994
U.S. Treasury securities       $  1,005  $  1,217 $  9,184
U.S. Government agencies and corporations110,967  100,184    74,507
States and political subdivisions          16,037   16,345            -
Other securities                   8,104     3,447         45
                               _______   _______  _______
                               $136,113  $121,193 $83,736
                               ======    ======   ======


       B.   Maturity and Yields

The required information is incorporated by reference to pages 42 and 43 of the 1996 Annual Report.

      C. There are no issues included in obligations of states and political subdivisions or other securities which exceed ten percent of stockholders' equity.

III.  Loan Portfolio

      A.  Loan Summary and Non-Performing Assets:

                               December 31
(Amounts in Thousands)         1996      1995     1994       1993    1992
Commercial, Financial and
    Agricultural     $  79,278 $   71,441         $  61,691  $  58,060    $  53,324
Real Estate- Commercial          166,787    152,579            129,672      121,599
119,131
Real Estate- Construction          10,589               5,608         2,406          2,783
3,058
Real Estate- Residential         171,455   155,282   143,350   133,477       127,440
Consumer               120,720   100,843     84,453              81,035        86,868
Other                         552                 519                 501         738
264
                     _______   _______   _______  _______    ________
      Total             549,381             486,272             422,073      397,692
390,085
Less  :  Unearned Income                1,678              1,121             883
888              1,083
                        547,703             485,151             421,190      396,804
389,002
Less: Reserve for Possible
         Loan Losses        8,987               8,321               8,479        9,568
7,803
         Net Loans   $ 538,716 $ 476,830 $ 412,711 $ 387,236 $ 381,199
                      =======   =======   =======  =======    =======
Non-Performing Loans:
    Non-accruing Loans               $5,476             $4,371        $6,909       $11,269
$12,736
    Loans Past Due Over 90
        Days                       780                  673                  968
1,393               790
    Restructured Loans Per-
      forming in Accordance
       With Modified Terms                 401                440            640
1,400                664
    Gross Interest Income Which
      Would Have Been Recorded
      Under Original Terms of
      Non-Accruing and Re-
      Structured Loans                    416
    Actual Interest Income During
      the Period                121
    Commitments to Lend
      Additional Funds on Non-
      Performing Assets                        -                 -                    -
-                       -
    Other Real Estate Owned    2,225               929                 919       1,997
3,304

Included in the Company's loan portfolio at December 31, 1996 is one relationship totaling $3.6 million, which was over 30 days past due. This relationship, a local furniture manufacturing firm with several investors has struggled to date because they failed to meet projected sales goals. Recent increases in sales and ongoing negotiations with new customers lead management to believe that in the near future, sales will be sufficient to meet payment obligations.

Management believes that the extent of problem loans at December 31, 1996 is disclosed as non-performing assets or delinquent loans in the preceding charts. However, there can be no assurance that future circumstances, such as further erosion of economic conditions and the related potential effect that such erosion may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management believes that the non-performing asset carrying values will be substantially recoverable, taking into consideration the adequacy of the applicable collateral and, in certain cases, partial write-downs which have been taken and allowances that have been established.

It is the Registrant's policy to discontinue the accrual of interest on loans based on their payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest is normally discontinued when a loan becomes 90 days past due as to principal or interest.

At December 31, 1996, and at the present time, the Company does not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans, net of unearned income.

Presently, the Company has no significant concentrations of credit risk other than geographic concentrations. Most loans in the current portfolio are made and collateralized in West Virginia. Although portions of the West Virginia economy are closely related to coal and timber, they are supplemented by service industries. The current economy of the Company's market is relatively stable and is not seen as highly subject to volatile economic change.

    B.    Maturities and Rate Sensitivity of Loan Portfolio at December
31, 1996:

Remaining Maturities
(Amounts in Thousands)
                                    Over One  Over
                          One Year  Year to   Five
                          and Less  Five Years          Years     Total   Percent
Commercial, Financial and
    Agricultural          $ 38,426  $ 32,699  $   8,153 $ 79,278     14.48%

Real Estate- Commercial        34,760              67,878              64,149     166,787
30.45%

Real Estate- Construction        3,750               2,552               4,287      10,589
1.93%

Real Estate- Mortgage          20,072              99,148              52,238     171,458
31.31%

Consumer                       30,676              78,201              10,420     119,297
21.78%

Other                                 26                251                   17
294                     .05%
                            $127,710            $280,729            $139,264   $547,703
100.00%
Rate Sensitivity:         =======   ========  ========  ========  ========

Pre-determined Rate       $ 70,326  $237,322  $ 87,202  $394,850     72.09%
Floating or Adjustable Rate            57,384     43,407             52,062    152,853
27.91%
                          $127,710  $280,729  $139,264  $547,703   100.00%
                          =======   =======   =======   =======   =======
                               23.32%              51.25%           25.43%  100.00%
                          =======   =======   =======   =======

    C. The required information for risk elements is on page 9 of this report and incorporated by reference to pages
           28 through 30 of the 1996 Annual Report.

    D. The following table presents the Company's investment in loans considered to be impaired (in thousands):

                              December 31
                               1996               1995
Commercial, financial and agricultural        $3,377  $2,642

Real estate-mortgage               149             547
                              ______          ______

Total investment in loans considered to be impaired    $3,526    $3,189
                              =====           =====

The Company has not presented impaired loan information for periods prior to the effective date of FAS 114, "Accounting by Creditors for the Impairment of a Loan", as amended, which was effective in 1995. All of the loans deemed to be impaired were evaluated using the fair value of the collateral as the measurement standard.

IV.  Summary of Loan Loss Experience

      A.  1.  Summary of Loan Loss Experience:
                                     Years Ended December 31
(Amounts in Thousands, Except Percent Data)  1996  1995   1994   19931992
Balance of reserve at beginning of period   $8,321 $8,479       $9,568    $7,803    $7,193
Reserve of subsidiaries at date of acquisition              -            -         -
1,387                              -
Charge-offs:
    Commercial, financial and agricultural       369       1,875  2,237        815
1,134
    Real estate- residential              275           109          163       289
454
    Installment                        1,537            899          963    1,137
1,397
        Total Charge-offs              2,181         2,883        3,363     2,241
2,985
Recoveries:
    Commercial, financial and agricultural       249          126           83      311
383
    Real estate-residential                 26            35             7            83
49
    Installment                           299           329          420       338
279
        Total Recoveries                  574           490          510       732
711
Net charge-offs                        1,607         2,393        2,853     1,509
2,274
Provision charged to operations        2,273         2,235        1,764     1,887
2,884
Balance of reserve at end of period  $8,987 $8,321 $8,479       $9,568    $7,803
                                     =====  =====  ===== =====  =====
Ratio of net charge-offs to average loans
    outstanding                         .31%          .54%        .70%      .38%      .60%
                                     =====  =====  ===== =====  =====
Ratio of reserve to total loans outstanding         1.64%        1.72%     2.01%     2.41%
2.02%
                                     =====  =====  ===== =====  =====

    A. 2. The required information is incorporated by reference to page 29 of the 1996 Annual Report.

    B.  Allocation of Reserve for Possible Loan Losses:

(Amounts in Thousands, Except Percent Data)  December 31
                 1996      1995     1994   1993       1992
Commercial, Financial
    and Agricultural    $3,167    45%  $3,465      46%     $3,327      45%     $4,671
45%     $4,124     44%

Real Estate- Mortgage     1,956   33%    1,751     33%          747    35%          828
34%          798   34%

Consumer       1,567      22%     1,280  21%       1,099     20%       1,587     21%
1,347     22%

Unallocated    2,297     N/A      1,825 N/A   3,306    N/A   2,482    N/A   1,534    N/A
    Total    $8,987     100%    $8,321 100% $8,479    100% $9,568    100% $7,803    100%
             ===== ==== =====   ==== =====  ==== =====     ==== =====     ====

The percentages in the table above represent the percent of loans in each category of total loans.

V.  Deposits

      A. The required information for average deposits and rates paid by type is on page 8 of this report.

      B.  Not applicable.

      C.  Not applicable.

      D. The required information is incorporated by reference to page 47 of the 1996 Annual Report.

      E.  Not applicable.

VI.  Return on Equity and Assets

      A. The required information is incorporated by reference to page 23 of the 1996 Annual Report.

VII.  Short-Term Borrowings

      A.  Securities Sold Under Agreements to Repurchase and Other Short-Term
Borrowings:

The Company uses various short-term funding sources including term repurchase agreements, customer repurchase agreements and Federal funds purchased. The Company's short-term borrowings and rates paid are summarized as follows (Amounts in Thousands, Except Percent Data):

                1996           1995            1994
             Amount  Rate      Amount        Rate   Amount Rate
At year-end  $53,031          4.02%  $50,205  4.16% $36,3082.77%
Average during year   64,933  4.44%    45,868 4.24%   31,779    2.80%
Maximum month-end     54,833           61,068         38,597
    balance

      B. Long-Term Advances From the Federal Home Loan Bank (FHLB) and Long-Term Debt

Two subsidiaries of the Company are members of the FHLB and as such have the ability to obtain advances from the FHLB. At December 31, 1996 and 1995, the Company had long-term advances from the FHLB ( original maturities in excess of one year) of $15 million with a weighted average rate of 5.83%. The advances from the FHLB are secured by certain qualifying first mortgage loans, stock in the FHLB, mortgage-backed securities and certain investment securities.

Item 2.  Properties

FIRST COMMUNITY BANK OF MERCER COUNTY, INC.

The offices of the Registrant are located within First Community Bank of Mercer County, Inc. at 1001 Mercer Street, Princeton, West Virginia. Principal properties owned by the subsidiary banks consist of modern single purpose facilities described as follows:

Princeton- Two-story, 30,000 square foot banking offices with detached drive-up/walk-in facility in Princeton, West Virginia, completed in 1976; Pine Plaza branch office with drive-up located in Princeton, West Virginia, constructed in 1986 on leased land with initial lease term plus renewal options totaling twenty years; moveable, modular branch office with drive-up/walk-in located in Matoaka, West Virginia, constructed in 1983 on leased land; two-story, 6,000 square foot banking office with drive-up located in Green Valley, West Virginia, constructed in 1978, 10 automated teller machines located throughout Mercer County.

Bluefield- Three-story, 37,000 square foot banking offices located on Federal Street with detached drive-up facility, completed in 1972 and walk-up automated teller machine located on premises; one off-site automated teller machine on leased land in Bluefield Plaza.

Bluewell- Two-story, 8,200 square foot banking offices with drive-up facility located in Bluewell, West Virginia completed in 1965; one drive-up automated teller machine located on premises.

Green Valley- Branch office leased in Mercer Mall; one walk-up automated teller machine located on premises.

FIRST COMMUNITY BANK, INC.

Wyoming County- Two-story banking offices located in Pineville, West Virginia, acquired in 1961; two-story banking offices with drive-up located in Oceana, West Virginia, constructed in 1984; branch office with drive-up located in Mullens, West Virginia, constructed in 1984; moveable, modular branch office with drive-up/walk-in located in Pineville, West Virginia, constructed in 1984; three automated teller machines.

Upshur County- Three-story banking offices with an off-premise drive-up/walk-in facility located in Buckhannon, West Virginia, acquired in 1937; branch office with drive-up located in Tennerton, West Virginia, constructed in 1980; two automated teller machines.

Taylor County- Two-story banking offices with an attached drive-up/walk-in facility located in Grafton, West Virginia, constructed in 1966; one automated teller machine; one-story, 1,200 square foot banking offices with an attached drive-up facility, located in the Blueville area of Grafton, West Virginia, constructed in 1968.

Nicholas County- Two story banking offices and office addition with drive-up located in Richwood, West Virginia; off-premises facility with drive-up located in Richwood, West Virginia, constructed in 1977 on leased land; one and one-half story branch office with drive-up located in Summersville, West Virginia, constructed in 1984; one and one-half story branch office with drive-up located in Craigsville, West Virginia, constructed in 1984; two automated teller machines.

Webster County- Branch office with drive-up located in Cowen, West Virginia, constructed in 1988.

Preston County- One-story, 4,000 square foot banking offices with an attached drive-up facility located in Rowlesburg, West Virginia, constructed in the early 1920's and remodeled in 1981.

CITIZENS BANK OF TAZEWELL, INC.

Tazewell County- Bi-level , 6,500 square foot banking offices with attached drive-up facility located in Tazewell, Virginia, constructed in 1978, remodeled in 1981 and 1995; one-story, 2,500 square foot banking offices with an attached drive-up facility, located in Richlands, Virginia, constructed in 1989 and remodeled in 1995.



Item 3.   Legal Proceedings

The Registrant and its subsidiaries (Company) are plaintiffs and defendants in lawsuits arising out of the normal course of business, in which claims for monetary damages are asserted. Management, after consulting with legal counsel handling the respective matters, is of the opinion that the ultimate outcome of such pending actions will not have a material effect upon the consolidated results of operations or financial condition of the Registrant. Following is a summary of significant proceedings along with recent developments, where applicable.

On December 31, 1992, the Company was named as a defendant in Civil Action
No. 92-CV-1696-K, styled Four Winds Development, Inc., W. Stephen Melcher, and E.T. Boggess, plaintiffs, vs. First Community Bank of Princeton and Dave Shields Company, Inc., defendants. The lawsuit was filed against the Company by loan customers who claimed breach of implied duty of good faith and fair dealing, breach of fiduciary duty and breach of implied contract in connection with allegations that the Company failed to lend plaintiffs appropriate sums to complete construction and development of a condominium project. This action which sought $30 million in compensatory damages for plaintiffs was concluded in a civil trial in May 1995 with the plaintiffs being awarded a verdict of approximately $513,000. The Company filed motions seeking abatement of portions of the verdict and received a reduction of $128,000.
The remaining verdict of $385,000 was ordered with prejudgment interest totaling $248,000. Amounts due plaintiffs under the verdict along with an estimate of prejudgment interest was provided for in the Company's results of operations in the second and fourth quarters of 1995. All of the plaintiffs have now filed bankruptcy. The Company has asserted its right to set off the judgment against the other judgments which are due to the Company by the plaintiffs as a result of defaulted loans earlier made by the Company to plaintiffs. In September, the Company and the plaintiff, with court approval, agreed to stay proceedings against the Company to permit negotiation and/or litigation in the plaintiffs' bankruptcy cases of these offset issues. Settlement negotiations commenced in the fourth quarter of 1996 and have yielded an agreement in principal providing for the settlement of all outstanding issues relating to the judgment, including the offset claims, and in two related pending litigations (one, a civil matter in state court and the other, a mechanics' lien assertion in Federal Bankruptcy
Court). The significant provisions of the proposed compromise, which is expected to be finalized in the First Quarter of 1997, are as follows: In the settlement of the judgment against the Company, and the two related litigations, the Company and third parties, including its insurance carrier, have agreed to pay sums aggregating $733,000 to the judgment plaintiffs and to the plaintiffs in the related civil matters and to pay the sum of $228,000 to plaintiffs' counsel. Payment of the settlement by the Company will result in full settlement of the judgment and the two related civil matters. A third party bank and co-defendant in one of the related civil matters has agreed to forgive indebtedness under a $200,000 note made by the third party plaintiff in that matter. The Company will also forgive indebtedness of plaintiffs totaling $62,500 and refinance secured notes of $573,610 owed by one of the judgment plaintiffs, on current market terms. The net settlement cost to the Company of settlement of all the litigations discussed above is expected to be $468,000 and has been fully provided for in the Company's statement of condition. In March of 1997, the proposed settlement and compromise was agreed to by all parties to the litigation, signed and submitted to the respective courts of jurisdiction where they now await final order and approval.

On February 2, 1990, the Company and an officer were named defendants in Civil Action No. 89-C-1156-F styled Commercial Bank of Bluefield ("Commercial"), plaintiff vs. Allied Refrigeration, Inc., defendant and third party plaintiff vs. Dan Shortridge, Four Winds Development, Inc., W. Stephen Melcher, E.T. Boggess, Robert W. Culler, and First Community Bank, third party defendants. The lawsuit alleges a former officer of the Company collaborated with another bank, where he was previously employed, in the extension of a $200,000 loan to the defendant. The plaintiff in this matter is the Bank which extended the credit and sought collection from the borrower/defendant. The defendant and third-party plaintiff in the above referenced matter are also seeking enforcement of a mechanic's lien in relation to the development of a long-term care facility in Bluefield, Virginia. The Company is the beneficiary of a deed of trust on this care facility which secures the note in which the Company has a participation interest. The care facility was sold to a third party in December 1993. Due to the interrelationship of these matters and the civil matter in the preceding paragraph, these matters have been included in the previously discussed settlement and compromise and are expected to be dismissed as part of the pending settlement and court orders.

The Company was named as one of the defendants in a $2,370,000 lawsuit, Civil Action No. 82-C-610, styled Rhondal L. Toler, et al vs. The Castle Rock Bank of Pineville, filed on December 2, 1982 in the Circuit Court of Wyoming County, West Virginia, in which Rhondal L. and Annette Toler and Vern and Henrietta Ellison, plaintiffs, claimed that former representatives of Registrant's subsidiary misrepresented the condition of a company at the time the plaintiffs borrowed money to purchase the company. The Company has filed an answer denying all pertinent allegations made by the plaintiffs. In addition, the Company has filed a counterclaim seeking $322,000 plus costs which represents the plaintiff's outstanding indebtedness to the Company. This case was recently dismissed because it had been on the docket for more than one year and the plaintiff had failed to prosecute. The plaintiff filed a motion to reinstate. The Company has filed a motion objecting to the reinstatement

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

Part II.

Item 5.  Market for Registrant's Common Equity and Related Matters

Market Price of Common Stock

The common stock of FCFT, Inc. is traded over-the-counter and is listed on the NASDAQ (Level III) Electronic Billboard. The following table shows the approximate high and low bids as known to FCFT or reported by local brokers for each quarter in 1995 and 1996. Management has been advised that such quotations primarily represent actual transactions. Also, presented below is the book value and cash dividends paid per share as of and for each quarter of 1995 and 1996. The number of common stockholders of record on December 31, 1996 was 2,067 and outstanding shares totaled 4,519,996.

             Bid               Book Value   Cash
1995         High   Low        Per Share    Dividends
  First Quarter      $29.50   $29.25        $16.38           $.26
  Second Quarter       29.75    29.25         16.97            .27
  Third Quarter        29.75    29.50         17.43            .28
  Fourth Quarter       34.00    30.50         17.98            .42
                                           $1.23
                                        ====
1996

First Quarter        $34.00   $29.50    $18.38      $.28
Second Quarter         33.00    32.00     18.78       .30
Third Quarter          32.25    31.00     19.38       .35
Fourth Quarter         36.00    32.25     19.76       .50
                                        $1.43
                                        ====

The holders of shares of common stock of the Company are entitled to such dividends as the Board of Directors, in its discretion, may declare out of funds legally available thereof.

The Company has historically paid dividends on a quarterly basis and currently intends to continue to pay such dividends in the foreseeable future. However, there can be no assurance that dividends will be paid in the future. The declaration and payment of future dividends will depend upon, among other things, the Company's earnings and financial condition, the general economic and regulatory climate.

The Company's ability to pay dividends to its shareholders depends to a large extent upon the dividends the Company receives from its subsidiaries. Dividends paid by its banking subsidiaries are subject to restrictions under various Federal banking laws. In addition, the banking subsidiaries must maintain certain capital levels which may restrict their ability to pay dividends to the Company. As of December 31, 1996, the net profits available for distribution to the shareholders as dividends without regulatory approval were approximately $13.9 million; however the regulators of the banking subsidiaries could administratively impose stricter limits on the ability of the banking subsidiaries to distribute net profits to the Company.

Item 6.  Selected Financial Data

The required information is incorporated by reference to page 23 of the 1996 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The required information is incorporated by reference to pages 21 through 32 of the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data

The required information is incorporated by reference to pages 34 through 59 of the 1996 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 3, 4, 5, and 6 of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to executive officers has been omitted in accordance with General Instruction G. Such information regarding executive officers appears on pages 6, 7, and 8 of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appearing on pages 7, 8, 10, and 11 of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General
Instruction G. Such information appearing on pages 5 and 6 of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The required information concerning certain relationships and related transactions have been omitted in accordance with General Instruction G. Such information appearing on pages 5 and 6 of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1)  Financial Statements

             The Consolidated Financial Statements of FCFT, Inc. and subsidiaries together with the Independent
             Auditors' Report dated January 30, 1997 are incorporated by reference to pages 34 through 58 of the 1996 Annual Report which is included herein as Exhibit 13.

       (2)  Financial Statement Schedules

              All applicable financial statement schedules required by Regulation S-X are included in the Notes to
              Consolidated Financial Statements.

(b) No reports were filed on Form 8-K during the fourth quarter of 1996.

(c)       Exhibits:

     (2)  8-K filing of Blue Ridge Definitive Agreement is pending.

     (3)  Articles of Incorporation and Bylaws

            The Registrant's Articles of Incorporation and By-laws were previously filed in a Registration Statement on Form S-4, Registration No. 33-32894 and are incorporated by reference in this Form 10-K.

    (11)  Statement Regarding Computation of Per Share Earnings

            The statement regarding computation of per share earnings is included as Note 9 of the Notes to Consolidated.
            Financial Statements in the 1996 Annual Report to Stockholders and is incorporated herein by reference.

    (13)  Annual Report to Security Holders

    (21)  Subsidiaries of Registrant:

             First Community Bank, Inc. ( a West Virginia Corporation) First Community Bank of Mercer County, Inc. ( a West
Virginia Corporation)
             Citizens Bank of Tazewell, Inc. ( a Virginia Corporation)

     (23)  Independent Auditors' Consent

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    BY:  _______________________________________________

                            President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    BY:  _______________________________________________
                                         Principal Accounting Officer

Signature                 Title                    Date

/S/ Sam Clark                                          Director  March 31, 1997
(Sam Clark)

/S/ Allen T. Hamner                                DirectorMarch 31, 1997
(Allen T. Hamner)

/S/ James L. Harrison, Sr.                         President, Chief Executive Officer
March 31, 1997
(James L. Harrison, Sr.)  and Director (Principal Executive
                          Officer)

/S/ B.W. Harvey                                    DirectorMarch 31, 1997
(B.W. Harvey)

/S/ I. Norris Kantor                               DirectorMarch 31, 1997
(I. Norris Kantor)

/S/ John M. Mendez                                 Vice President, Chief Financial  March
31, 1997
(John M. Mendez)          Officer and Director (Principal
                          Financial Officer)


/S/ A.A. Modena                                    DirectorMarch 31, 1997
(A.A. Modena)

/S/ Robert E. Perkinson, Jr.                       DirectorMarch 31, 1997
(Robert E. Perkinson, Jr.)

/S/ William P. Stafford                            Chairman of the Board and Director
March 31, 1997
(William P. Stafford)

/S/ William P. Stafford, II                        DirectorMarch 31, 1997
(William P. Stafford, II)

/S/ W.W. Tinder, Jr.                                   Director  March 31, 1997
(W.W. Tinder, Jr.)

/S/ Harold M. Wood                                 DirectorMarch 31, 1997
(Harold M. Wood)


                             FCFT 1996 ANNUAL REPORT

Financial highlights


(Amounts in Thousands, Except Percent and Per Share Data)
Earnings and Dividends                                1996        1995       1994
Net income                                         $13,917     $12,789    $11,454
Net income per share                                  3.09        2.85       2.53
Cash dividends per share                              1.43        1.23       1.05
Return on average equity                            16.26%      16.77%     16.33%
Return on average assets                             1.73%       1.70%      1.55%

Balance Sheet Data At Year-End                        1996       1995        1994
Total assets                                      $837,664   $780,302    $744,735
Earning assets                                     775,244    723,616     684,630
Deposits                                           643,497    622,723     616,226
Securities sold under agreements to repurchase      53,031     50,205      36,308
Stockholders' equity                                89,325     80,460      70,198

Table of Contents

Message to Stockholders                      3
Management's Discussion and Analysis        20
Consolidated Financial Statements           33
Board of Directors                          60

About SNL Securities, Inc. SNL is the leading provider of financial, merger and market share information to banks, thrifts, investment bankers, Wall Street analysts and leading investors. Based in Charlottesville, Virginia, the company provides the most timely, accurate and complete information through databases and direct consulting.

The SNL comparative financial data represents 1996 year-end data for FCFT and September 30, 1996 data for the six-bank Peer Group and all banks in the SNL universe (600 banks). The six-bank Peer Group consists of WesBanco, Inc., City Holding Company, One Valley Bancorp of WV, Inc., Horizon Bancorp, Inc., and United Bankshares, Inc. in West Virginia and Premier Bankshares Corporation in Virginia.


                                Glossary of Terms

Return on Average Equity                                                             3
Income before extraordinary items as a percentage of
average stockholders' equity for the period.

Return on Average Assets                                                             5
Income before extraordinary items as a percentage of
average total assets for the period.

Net Interest Margin                                                                  7
Net interest income, on a fully-taxable equivalent basis, as a percentage of average earning assets for the period.

Price/Book Value                                                                     9
Stock price as a percentage of book value per outstanding
share of common stock.

Price/Earnings Per Share                                                             11
Stock price as a multiple of last 12 months fully diluted
earnings per share (after extraordinary items).

Overall Satisfaction: Norm Comparison                                                12
Overall service quality as compared with others in the
financial services industry.

Net Operating Expense/Average Assets                                                 13
Operating expenses less noninterest income as a percent-
age of average total assets. Foreclosed property, amortization and non-recurring expenses are excluded.

Assets/Employee                                                                      15
Assets in millions as a multiple of full-time equivalent
employees.

Equity/Assets                                                                        17
Total stockholders' equity as a percentage of
total assets.

Message to Stockholders


TO OUR STOCKHOLDERS:

Through the hard work and dedication of your Board of Directors and employees and with the support and loyalty of our family of stockholders and customers,

FCFT, Inc. is pleased to announce another exceptional, record setting year.

It is with pleasure that your Board of Directors, management and members of the staff provide you with this report on the strong financial performance of FCFT, Inc. for 1996 and a review of other activities for the year.



Throughout this Message to Stockholders, we have included information pertaining to the performance of your Company as prepared by SNL

Securities, a leading firm in the financial securities research and analysis industry (Graph 1).

Peer data is used to benchmark performance and identify opportunities in which returns can be
improved.  The continual use of this benchmarking process has enabled your

Company to set new records year after year and hopefully will continue to provide us information and opportunities to extend these

successes.  While comparison with peers never tells the complete story,

it is a good indication of the strengths of your Company.  We encourage you to review FCFT's performance compared with its peers as presented herein (Graphs 2 - 9).



Earnings performance is not only an evaluation of how well a company has performed in the past year, but is also a strong indicator of future performance.  Our Company's net income for 1996 was $13.917 million, an

8.82% increase over the $12.789 million reported in 1995.  Since our Company was formed in 1990, net income has nearly tripled representing an average increase of 27.66% per year.  Strong performance in terms of net income provides for growth of stockholder value through increases in dividends and book value and provides the resources needed to support new activities and projects directed at continuing your Company's leadership role in the banking industry.



Net income may be communicated more effectively as Earnings Per Share which were $3.09 in 1996 as compared with $2.85 in 1995.

The strong earnings performance of our Company is the prime factor supporting the substantial increase in dividends per share

which were $1.43 for 1996, a 16.26% increase over the $1.23 declared and paid in 1995.  Return on Average Equity and Return on Average Assets indicate your

Company's ability to utilize capital and assets to produce net income.  This analysis places FCFT as a
leader among its peers.  The effective use of assets to produce net income is measured by Return on Average Assets, which at 1.73%, produced another 2%

increase over the record 1.70% reported in 1995.  Return on Average Equity,

which is generally thought of as a measure of the stewardship of stockholders'

investment, decreased to 16.26% from 16.77% in 1995.  The decrease in Return on Average Assets from that reported through the Third Quarter of 1996 and

Return on Average Equity from both that reported through the Third Quarter of 1996 and for the year ended December 31, 1995 was due to a "payments system fraud" (commonly referred to as a "kite") experienced by the Company which resulted in a charge against income of $3.365 million during the Fourth

Quarter.  Although repayment of the loss is anticipated from the principals and their numerous business interests, the entire amount was charged against

1996's operations. Partially offsetting the loss was a curtailment gain of $1.450 million resulting from the freeze and pending termination of the Company's Defined Benefit

Pension Plan.  The after tax net income impact of these two unusual items was $1.149 million or $.26 per share reducing Return on

Average Assets by 14% and Return on Average Equity by 1.34%. The Pension Plan

termination is part of a simplification of retirement benefits the Company offers to its employees moving from three separate plans

to a single plan which is more responsive to today's work force and which provides benefits in relation to the success of the

Company from a stockholder's perspective.



Total resources of our Company increased 7.4% to a record level of $838 million at the end of 1996 as compared with $780 million at

the end of 1995.  As significant as the growth in total resources was the

$62.5 million increase in outstanding loans to a new record

of $548 million.  Loans, which provide our principal source of earnings,

experienced growth in all major categories allowing us to

maintain a consistent risk profile while creating additional earning assets.

With careful attention to loan underwriting standards and credit quality, an increase in outstanding loans should positively impact net income in the future as our Company continues to grow.



Reversing a five-year trend, non-performing assets experienced an increase in 1996 to $8.5 million or 1.54% of total loans and other real estate owned compared with $6.0 million or 1.20% at December 31, 1995.  One relationship, originated in 1983 totaling approximately $2 million, was converted to non-accrual in 1996 as cash flow from rental activities fell short of that required to service the
debt.  The underlying collateral value together with the strength of the several guarantors of this debt should ensure no loss of either principal or interest as this problem is resolved in 1997.  Much attention is being directed toward the creation of earning assets from non-performing assets as this will strengthen the overall composition of the balance sheet and incrementally add to the earnings of your Company.



Our Trust and Financial Services Division, with total resources of $441 million at cost and a market value exceeding $580 million, provides a highly demanded quality professional service throughout the geographic areas served by FCFT, Inc.  Quality trust services include agency accounts, trusts, estate management and settlement, as well as custodial services allowing us to provide the full range of financial services for customers whose needs exceed what is offered by many competing financial institutions. The Trust and

Financial Services Division allows our Company to add value in many of our existing banking relationships as well as create avenues for obtaining new relationships by providing a high standard of quality service delivered on a personal basis.



The market for your stock continued to recognize the financial successes of our Company in 1996 with an average of high and low bids of $34.50 per share at year-end.  Year-end average prices represent a multiple on earnings of 11.2X placing us conservatively in line with our peers.  Expressed as a multiple of book value, the year-end average price represents 175% of book value, as compared with the 184% of book value reported for the end of 1995.

Dividends of $1.43 per share for 1996 represent a cash yield on current market of 4.2%, substantially in line with many other financial instruments which, unlike our stock, do not possess potential for future appreciation.



April 26,1996 marked the day FCFT moved into "Cyberspace" and went

"world-wide," as First Community Bank's site was established on the World

Wide Web.  Our new location, http://www.fcbinc.com, has attracted more than

18,000 visitors including those from Spain, Australia, Japan, Croatia, the

Czech Republic and the United Kingdom.  On October 28,1996, employees and customers realized the benefits of our new computer system, an IBM Model 510

Risc processor.  This upgrade provides much quicker response time, a shorter daily processing cycle, and greatly enhances our ability to add new features,

products and ser-
vices which were not supportable prior to the upgrade.

Technology is changing not only the delivery channels available to customers for products and services but the very products and services themselves.  Our original plans were to upgrade our internal computer system and add imaging and several other new technology driven services by the end of 1996.  Our cautious approach to select not only the newest but indeed the best products available has added time to our original schedule as better and more effective products emerge daily.  Our Technology Services Division is preparing for

24-hour access to customer information through IVR (Interactive Voice

Response) and telephone banking by mid-year.  PC banking for both retail and commercial customers is to be on-line by September with customer check imaging technology in place by Third Quarter 1997.  We view technology as creating opportunity in two areas. First, customer convenience can be greatly enhanced as access to their accounts on a real-time basis will literally be around-the-clock.  Secondly, new technology will allow us to manage operational costs and increase stockholder returns while raising the level of customer service.  This truly creates a win-win situation and one that excites us greatly.



Projected near-term economic indicators reflect a rather stable economy with relatively low unemployment, managed levels of inflation and a continuing robust stock market.  These conditions support growth and create an environment in which the financial services industry should prosper.  However, competition in our industry is increasing daily from organizations which have unbundled financial services and which are attempting to provide a low cost alternative to the more traditional community bank.  Relationship banking, built upon mutual trust and respect and based upon doing what is right for the customer, has served your Company and its stockholders well for almost 125 years.  We plan to continue that primary approach to our markets greatly enhanced by new personnel capabilities, new access channels for customers and a broadened array of products and services.  We must grow closer to our customers and better understand their needs and their expectations, becoming constantly aware of changes and more responsive to those changes.  In the past, even the best traditional community bank was product driven.  To be successful in the years ahead, we must become fully customer or client driven with renewed emphasis in market competencies. New competition will demand this development and a great portion of our future success will depend upon our abilities in customer responsiveness and satisfaction.



The "Q-Word" is simply about customer expectations and our ability to meet them.  Business Week in a special issue entitled "The Quality Imperative"

stated that service quality was one of the major challenges facing bankers in the 1990's.  We think the emphasis on the "Q-Word" has only begun as customer expectations are dynamic and our efforts to meet and exceed those expectations must also be as dynamic.  We continually measure customer satisfaction through surveys and focus groups as well as through use of "mystery shoppers"

who evaluate each of our offices on a frequent basis.  In addition, during

1996, we employed an independent market research firm which asked about

4,000 customers to share with us what was important to them and then to evaluate our service
against their expectations.  We were most pleased that 69.6% of the customers surveyed gave us a 9 or 10 (with 10 the highest) in Overall Satisfaction with only 6. 1 % rating their level of Overall Satisfaction a 5 or lower.  When asked if they would recommend our banks to others, 63.3% said they

"Definitely Would Recommend" and 31.5% said they "Possibly Would

Recommend" our banks to others.  The comparison of our banks with others in the financial services industry is presented below.  The results of this survey also provide us with substantial information for further improvement in service quality to better meet and exceed customer needs and expectations.  Awareness of the "Q-Word" and emphasis on service quality throughout our organization will allow us to continue to meet and exceed customer expectations, underwriting future successful economic performance and enhanced value for you, our stockholders.

Regulations have historically provided non-banks the ability to out-service the local community bank.  Limitations on products such as brokerage and insurance services have handicapped even the most progressive banks.  In recent months, regulations governing National banks have greatly broadened their powers.  The political process is a slow one but Congress must be encouraged to move toward a universal charter for all members of the financial services community and laws enacted during the Great Depression to protect banks and bank customers must be modernized to give banks access to the same financial services field enjoyed by many organizations which look and act like a bank but which do not suffer similar regulatory burden.  Credit unions represent a major competitive force for America's banks as many have completely breached the "common bond" requirement and are open to virtually all customers in the markets they serve. Banks do not oppose credit unions which have honored the "common bond" required by their enabling legislation.  Banks do oppose the fact that many credit unions have chosen to ignore the requirement that customers have a real "common bond" and have become full service financial providers while paying neither State nor Federal income taxes.  Congress must enact legislation which will make full service credit unions subject to certain regulation and further require these credit unions to be subject to Federal and State income tax.  This will not be an easy political battle but it is imperative that the issues are raised and objective judgment used to either require the "common bond" clauses be adhered to or to regulate full service credit unions similar to commercial banks.

We must all work together to see that desired legislative reform is accomplished in 1997.



Leadership is a precious commodity not possessed by all but very necessary for success.  We were saddened in 1996 by the loss of two individuals who not only possessed the qualities of leadership but contributed it to your Company in abundance.  On April 8, 1996, W.K. "Bill" Bentley, Past

President and Chief Executive Officer of the Company and a member of the

Board of Directors, departed this life.  Bill was a person of incredible strength both in his personal and professional life.  His active role in the

Company greatly complimented its direction, growth, strength and solidarity.  His humor and wit added pleasurable moments and his willingness to intellectually challenge issues under discussion always improved the decisions reached. On September 7, 1996, French A. See, a long-time supporter of the Company and its efforts, passed away. French was an employee of the Bank of Adrian in Upshur County when it was robbed in 1934, joined the

Board of Directors in 1956 and served on various Boards of Directors and

Committees until his death.  Our Company will always be indebted to French for his interest in our success and his incessant efforts to always do his part.



On July 3, 1996, the Company's affiliation with Citizens Bank of Tazewell,

Inc. was finalized establishing FCFT as a multi-state bank holding company

Citizens is a $50 million bank with offices in

Tazewell and Richlands, Virginia, immediately adjacent to our Mercer County, West Virginia markets. The addition of Citizens to our Company is a strategic advancement which allowed a strong and successful entry into western Virginia. On September 26, 1996, FCFT completed its acquisition of the Grafton and Rowlesburg branches of Huntington National Bank West Virginia. The addition of these four branches to our Company will improve convenience for our customers as well as add to stockholder value in the future.  The accounting treatment for the Citizens affiliation was on a pooling-of-interests basis and, therefore, the historic financial statements included herein have all been restated to include Citizens for all periods presented.

On December 26, 1996, FCFT entered a Definitive Agreement with Blue Ridge Bank of Sparta, North Carolina.  Blue Ridge is a $105 million bank with offices located in Sparta, Taylorsville, Elkin and Hays, North Carolina.  The

addition of Blue Ridge extends FCFT into its third state and enhances the geographic diversity of your Company.  The affiliation with Blue Ridge will bring total banking resources to in excess of $940 million and improve customer convenience and enhance stockholder value.

The success that your Company has enjoyed is the result of the efforts of many individuals substantially all of whom are stockholders themselves who, working as a team, share a common vision for the Company, an understanding of its goals and direction, and who continue with unwavering commitment toward that vision. Our world is experiencing change at an unprecedented pace. We are indebted to the many employees of the Company who working together, not only accept change, but create it, who not only reach goals, but exceed them, and who are not satisfied to sustain stockholder value and customer satisfaction but seek to improve them.
To these individuals, we indeed owe our thanks. To the members of the Boards of Directors, regardless of whether they serve as Directors of the Company, its subsidiaries, or as members of

Advisory Boards, we say thank you for your continued support, your guidance and your unfailing encouragement.  The names of these individuals are listed in the back of this Annual Report and we hope you, as stockholders of the

Company, will share with them your appreciation for a job well done.  To you, the loyal members of our family of stockholders and customers, we continue to offer our appreciation for your ongoing support and to welcome your input.



Many of the paragraphs above discuss change - change in society and its impact on the lives of those we serve, change in technology and its impact on how we provide service and even the nature of the products and services themselves, change in our competition, the economy, regulation and generally the environment in which we provide services.  Richard R.

Bilkell in his book, "A

Day in the Country", defines change as "the impetuous forward motion of history" and Cass Bettinger in High Performance in the '90's goes on to say change "is, after all, neither good nor bad; it is simply inevitable.  The challenge, of course, is quite clear: either we master the dynamics of the change process and use it to our advantage, or we become its victims." During recent years, great efforts have been focused internally to restructure our organization and its people to create a more flexible, dynamic organization,

resilient in times of rapid change.  This new organization, much less structured in appearance, encourages participation in decision making by all our people and rewards those who display a spirit of ownership and a passion for excellence.  Our emphasis on education has and will continue to increase as education is the key to the future and we think a well educated and empowered staff of carefully selected employees is key to our future success.  Tom Peters in his best seller "Thriving on Chaos" says " If the word 'excellence' is to be applicable in the future, it requires wholesale redefinition.  Perhaps: Excellent firms don't believe in excellence - only in constant improvement and constant change." We strive to be that organization, driven by continual improvement in everything we do and accepting change as new opportunity.



With the record setting performance established by your Company in 1996 come new and greater challenges and opportunities for 1997 and beyond.  We hope you share in our feelings of Corporate pride and excitement about FCFT's performance and its bright future.  Our report to you on the activities of your Company
in 1996 is most respectfully presented in the pages which follow.


Sincerely,




James L. Harrison, Sr.

President & Chief Executive Officer



(Picture)



The Officers of FCFT from left to right: John M. Mendez,
Vice President and Chief Financial Officer; Robert L
Buzzo, Vice President; James L. Harrison, Sr.,
President and Chief Executive Officer.


MANAGEMENT'S DISCUSSION AND ANALYSIS


Introduction                               21
Summary Financial Results                  21
Five-Year Selected Financial Data          23
Common Stock and Dividends                 24
Net Interest Margin                        25
Net Interest Income                        25
Provision for Possible Loan Losses         25
Non-Interest Income                        26
Non-Interest Expense                       26
Income Tax Expense                         27
Investment Securities                      27
Securities Available for Sale              28
Loan Portfolio                             28
Reserve for Possible Loan Losses           29
Non-Performing Assets                      30
Deposits                                   31
Stockholders' Equity                       31
Liquidity                                  32
Interest Rate Sensitivity                  32

Management's Discussion and Analysis of Financial Condition and Results of

Operations

Introduction

FCFT, Inc. (FCFT) is a multi-bank holding company headquartered in Princeton, Mercer County, West Virginia. With total resources of $838 million, FCFT provides financial and trust services to individuals and commercial customers through 23 full-service banking locations in West Virginia and Virginia.

During 1996, FCFT, Inc. merged with Citizens Bank of Tazewell (Citizens). This transaction was accounted for as a pooling of interests. The pooling of interests method requires the combining of the financial information as though they had always been combined. Consequently, the financial position and results of operations of FCFT and Citizens for 1996 and all prior periods presented have been restated to properly reflect this combination.

                                Summary Financial
                                     Results
New records of financial performance were achieved by FCFT in 1996 as a result of significant loan growth coupled with a strong net interest margin.

Net income of $13.9 million in 1996 represented a $1.1 million increase over 1995 earnings of $12.8 million (Graph 10). Record earnings per share of $3.09 in 1996 resulted in an 8.4% increase over the $2.85 reported in 1995. This follows a 12.6% increase between 1994 and 1995 (Graph 13).

Two profitability ratios commonly used in the evaluation of earnings performance are Return on Average Assets (ROA) and Return on Average Equity
(ROE) (Graphs 11 & 12). ROA measures net income in relation to total average assets and portrays the organization's ability to profitably employ its resources. ROA of 1.73% was produced in 1996 as compared with 1.70% and 1.55% in 1995 and 1994, respectively. ROE is the primary measurement of a stockholder's return on investment. ROE for 1996 totaled 16.26%, as compared with 16.77% and 16.33% in 1995 and 1994, respectively. The 3% reduction in ROE for 1996 was produced primarily by the capitalization of earnings in 1996 with average equity increasing $9.3 million during the year.

Key factors in FCFT's earnings performance were:

* An 18.5% increase in interest and fees on loans as a result of significant growth in the loan portfolio and increased asset yield,

* A 25.7% increase in noninterest income which included a pension curtailment gain of $1.5 million.

* A 12.4% decrease in other operating expenses as a result of the 1996 reduced FDIC deposit insurance premiums and litigation contingencies recorded in 1995.

*  Check collection losses totalling $3.4 million.

Led by loan growth of $62.6 million during 1996, FCFT assets as of December 31, 1996 totaled $837.7 million. This is compared with $780.3 million at December 31,1995.

The net interest spread remained strong during 1996 despite a 33 basis point increase in funding costs. A 25 basis point increase in asset yield supported by a $48.0 million increase in average earning assets during 1996 sustained an already strong net interest margin. At 5.39%, the net interest margin is substantially unchanged from the previous year. The Company's strong and improving asset yield served to lessen the impact of the increase in the cost of funds during 1996.

Five-Year Selected Financial Data
(Amounts in Thousands, Except Percent and Per Share Data)

                                         1996      1995      1994      1993      1992
Balance Sheet Summary
(end of period)
Loans, net of unearned income            $547,703  $485,151  $421,189  $396,804  $386,672
Reserve for possible loan losses         8,987     8,321     8,479     9,568     7,803
Securities                               236,441   246,578   268,906   269,386   219,584
Total assets                             837,664   780,302   744,735   726,460   681,140
Deposits                                 643,497   622,723   616,226   607,685   579,734
Long-term debt                           15,000    15,000    10,000    12,000    2,000
Stockholders' Equity                     89,325    80,460    70,198    67,738    61,585

Summary of Earnings
Total interest income                    $64,941   $58,954   $53,723   $52,883   $54,314
Total interest expense                   26,933    23,482    19,846    20,292    23,856
Provision for possible loan losses       2,273     2,235     1,764     1,888     2,884
Non-interest income                      9,070     7,214     7,035     6,004     5,810
Non-interest expense                     24,358    22,694    23,238    22,681    22,350
Income tax expense                       6,530     4,968     4,456     4,431     3,559
Net Income                               13,917    12,789    11,454    9,595     7,475

Per Share Data
Net income                               $  3.09   $  2.85   $   2.53  $2.12     $1.65
Cash dividends                           1.43      1.23      1.05      .79       .61
Book value at year-end                   19.76     17.98     15.59     14.98     13.65

Selected Ratios
Return on average assets                 1.73%     1.70%     1.55%     1.34%     1.11%
Return on average equity                 16.26%    16.77%    16.33%    14.72%    12.59%
Dividend payout                          46.22%    43.16%    41.45%    37.22%    36.97%
Equity to year-end assets                10.67%    10.31%    9.43%     9.32%     9.04%
Risk-based capital to risk-adjusted assets 17.02%  17.29%    17.22%    15.59%    14.71%
Leverage ratio                           10.33%    9.86%     9.49%     8.98%     8.49%

Common Stock and Dividends
On December 31,1996, FCFT's common stock price was $34.50, an increase of 4.54% from the December 31, 1995 closing price of $33.00. This market performance follows a substantial increase in 1995 of 11.86%.

Book value per common share was $19.76 at December 31, 1996 as compared with $17.98 and $15.59 at December 31, 1995 and 1994, respectively. The year-end common stock price of $34.50 represented 175% of book value. Total market capitalization at December 31, 1996 was $156 million. On the basis of 1996 earnings per share of $3.09 and the year-end market price of $34.50, the December 31, 1996 price/earnings multiple was 11.17 times.

Dividends declared in 1996 totaled $1.43 per share, compared with $1.23 per share in 1995 (Graph 14). The Company's objective is to pay 30% to 50% of earnings. Dividends declared were 46.2% and 43.2% of net income available to stockholders in 1996 and 1995, respectively.



Market Price and Dividends


                     Bid                      Book Value     Cash Dividends
1996                 High        LOW          Per Share      Per Share
First Quarter        $34.00      $29.50       $18.38         $ .28
Second Quarter       33.00       32.00        18.78          .30
Third Quarter        32.25       31.00        19.38          .35
Fourth Quarter       36.00       32.25        19.76          .50
                                                             $1.43

1995
First Quarter        $29.50      $29.25       $16.38         $ .26
Second Quarter       29.75       29.25        16.97          .27
Third Quarter        29.75       29.50        17.43          .28
Fourth Quarter       34.00       30.50        17.98          .42
                                                             $1.23


Net Interest Margin
Net interest margin measures the net interest income earned as a percentage of average earning assets. In 1996, the Company sustained its favorable net interest margin position ending the year at 5.39% (Graph 15). Although cost of funds increased 33 basis points during 1996, positive changes in the composition of balance sheet earning assets and a 25 basis point increase in asset yield supported the net interest margin despite the higher cost of funds.

The increase in average loans contributed to the increase in the asset yield in 1996. The noted increase in asset yield was primarily driven by an increase in the average yield on securities available for sale of 30 basis points.

Net Interest Income
The fundamental source of the Company's earnings, net interest income, is defined as the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and short-term borrowings represent the major portion of interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in the level of interest rates.

On a tax equivalent basis, net interest income increased $2.6 million or 7.0% in 1996 following a $1.7 million or 4.6% increase in 1995. (Graph 16) Average earning assets increased 6.8% in 1996 and 3.0% in 1995. This increase was complemented by a change in the asset mix with a $62.9 million increase in the higher yielding loan portfolio.

Provision for Possible Loan Losses
The provision for possible loan losses represents charges against operations to establish reserves for possible loan losses inherent in the Company's loan portfolio. The level of expense, as well as the required level of reserves, is dependent upon a number of factors including historical loss ratios by loan type, assessment of specific credit weaknesses within the portfolio, concentrations of credit, assessment of the prevailing economic climate, and other factors which may affect the overall condition of the loan portfolio.

The provision for possible loan losses was $2.3 million in 1996 $2.2 million in 1995 and $1.8 million in 1994.

Non-Interest Income

Non-interest income consists primarily of fiduciary income produced from trust services and service charges on deposit accounts. Increasing non-interest income produces higher returns on average assets and average equity without incremental capital. Non-interest income totaled $9.1 million in 1996, a $1.9 million increase or 25.7% from the $7.2 million in 1995 and a $2.0 million or 28.9% improvement over the 1994 totals of $7.0 million.

Non-interest income for 1996 includes a $1.5 million gain recognized in the fourth quarter as a result of the Company's curtailment of its Defined Benefit Pension Plan. Other income totaling $295,000 was recognized by the Company during 1996 from life insurance proceeds. Net securities losses on the sale of securities available for sale of $128,000 were recorded during 1996 as the Company repositioned a portion of its investment portfolio for improved performance. This follows gains of $457,000 in 1995 due principally to the sale of stock in a West Virginia bank holding company.

During 1994, a storage building owned by a subsidiary of the Company was destroyed by fire. Insurance proceeds over and above the carrying value of the building were recorded as a gain on involuntary conversion. The net gain from involuntary conversion was $890,000.

Service charges on deposit accounts continued to be the largest source of non-interest income in 1996. Service charge income totaled $3 million in 1996, an increase of $314,000 or 11.8% over 1995. This compares with a 14.8% increase or $343,000 in 1995. Other services charges, commissions and fees also experienced an increase in 1996 of $190,000 or 9.1% over 1995. This compares with a 13.6% increase in 1995 of $250,000 over 1994 levels.

(Graph 17).

Fiduciary income in 1996 totaled $1.7 million, an increase of $110,000 or 6.8% over 1995. This represents the second consecutive year of growth in trust income, with 1995 experiencing a 7.3% increase or $110,000 over 1994.

Non-Interest Expense

Non-interest expense consists of salaries and benefits, occupancy, equipment and other expenses necessary for the operation of the Company.

Non-interest expense totaled $24.4 million in 1996, as compared with $22.7 million and $23.2 million in 1995 and 1994, respectively. The increase in 1996 was entirely attributable to check collection losses sustained by the Company in the fourth quarter. On November 18, 1996, the Company detected a "payments system fraud" perpetrated by a business customer and certain of its principals, all of whom are long-term customers of a subsidiary of the Company. The transaction commonly referred to as a "kite" involved the transfer of non-existent funds between a subsidiary bank of the Company and a third party bank to cover existing overdrafts. The Company recorded the check collection losses in December of 1996 which totaled $3.4 million and are reflected in non-interest expenses as a separate item. The customers involved have executed a note providing for repayment and have secured the note with various parcels of real estate. The Company anticipates repayment from this arrangement, although immediate total restitution is not expected.

Other operating expenses decreased $1.2 million from 1995 and 1994 levels, reflecting a reduction in this non-interest expense category in excess of 12%. This decrease was primarily attributable to $905,000 in litigation contingencies recorded in 1995 which were non-recurring in 1996 and a $662,000 decrease in

FDIC insurance premium expense for the year as a result of the FDIC's reduction of premium rates in June 1995 and a further reduction in January 1996.

Salaries and employee benefits decreased $464,000 or 4.6% when comparing
1996 with 1995. This decrease followed a 3.2% or $335,000 reduction between 1995 and 1994. The primary contributors to this reduction were a $137,000 decrease in pension expense as a result of the Company's termination of its Defined Benefit Pension Plan, a $148,000 adjustment in deferred compensation, and a $134,000 decrease in employee overtime expense.

Occupancy expense decreased $84,000 or 5% between 1996 and 1995. This decrease followed a 4.3% reduction between 1995 and 1994 of $76,000. Furniture and equipment expense incurred an increase of $68,000 or 5.9% between 1996 and 1995, following a 13.3% or $176,000 decrease between 1995 and 1994.

Other real estate expenses, as a component of non-interest expense, increased $239,000 between 1996 and 1995 principally due to valuation adjustments on foreclosed property. Other real estate provisions totaled $60,000, $24,000 and $469,000 in 1996, 1995 and 1994, respectively. The Company continually evaluates the carrying value of other real estate in light of current economic conditions and prospects for the liquidation of such properties.

The Company's net overhead ratio (non-interest expense less non-interest income excluding security gains and non-recurring gains divided by average earning assets) is a measure of its ability to manage and control costs (Graph 18). As this ratio decreases, more of the net interest income earned flows through to net income. The net overhead ratio for 1996, 1995 and 1994 was 2.02%, 2.27% and 2.51 respectively.

Income Tax Expense
Income tax expense totaled $6.5 million in 1996, compared with $5 million in 1995 and $4.5 million in 1994. The major difference between the statutory tax rate and the effective tax rate results from income which is not taxable for Federal income tax purposes. The primary nontaxable income is that of state and municipal securities and industrial revenue bonds or loans. The effective tax rate reflects the significant increase in pre-tax income and a decline in the ratio of tax exempt income as a percentage of pre-tax income.

                              Investment Securities
The investment portfolio totaling $100.3 million decreased $25.1 million between 1995 and 1996. The decrease in this portfolio is primarily the result of the reinvestment of maturities into the higher yielding loan portfolio.

Investment securities are comprised largely of U.S. Agency obligations, mortgage backed securities and state and municipal securities.

Obligations of States and Political Subdivisions totaling $47.5 million are comprised of high grade municipal securities generally carrying AAA ratings, most of which also carry credit enhancement insurance by major insurers of investment obligations.

The average maturity of the investment portfolio increased from 6.24 years in 1995 to 6.47 years in 1996 with an increase in tax equivalent yield from 7.31% at year-end 1995 to 7.39% at the close of 1996.

Securities Available for Sale

Securities available for sale are used as part of management's asset/liability strategy. These securities may be sold in response to changes in interest rates, changes in prepayment risk, liquidity needs and other factors. These securities are recorded at market value.
At December 31, 1996, the Company had $136.1 million in securities available for sale, compared with $121.2 million at year-end 1995.

The market value of securities available for sale exceeded book value at year-end 1996 by $709,000. The average yield earned on securities available for sale in 1996 was 7.0% compared with 6.8% in 1995. The average maturity of the portfolio was 11. 7 years and 12.1 years at December 31, 1996 and 1995, respectively.

                                 Loan Portfolio
Loans, net of unearned income, totaled $547.7 million at December 31, 1996, reflecting a 12.9% increase over the 1995 year-end total of $485.2 million, as compared with loan totals at the end of 1994 equaling $421.2 million (Graph 19).

The loan-to-deposit ratio increased to 85% at December 31, 1996, up from 78% at December 31, 1995. The increases in loan totals and the loan-to-deposit ratio reflect the Company's emphasis on loan development.

The loan portfolio continues to be diversified among loan types and industry segments (Graph 20). Commercial and commercial real estate loans represent the largest portion of the portfolio and comprise 45% of total loans with 30% of all loans secured by commercial real estate.

Residential real estate loans comprise 31% of the portfolio. During 1996, loans to individuals experienced the largest increase as a percentage of total loans and now comprise 22% of the portfolio.

Reserve for Possible Loan Losses

The reserve for possible loan losses represents reserves available to absorb estimated loan losses and other credit-related charges. Loan losses arise primarily from the loan portfolio, but may also be derived form other sources, including commitments to extend credit, guarantees, and standby letters of credit. The reserve for possible loan losses is increased by both charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged-off. The provision for loan losses is added to bring the reserve to a level which, in management's judgement, is considered adequate to absorb potential losses inherent in the loan portfolio. Management performs monthly and quarterly assessments to determine the appropriate level of the reserve. The factors considered in this evaluation include, but are not necessarily limited to, estimated losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio, volume, maturity, composition, delinquencies, and non-accruals. While management has allocated reserves to various portfolio segments, the allowance is general in nature and is available for the entire portfolio.

The reserve for possible loan losses represented 144% of non-performing loans at year-end 1996 versus 165% and 108% at December 1995 and 1994, respectively. When other real estate is combined with non-performing loans, reserves equal 106% of non-performing assets at the end of 1996 versus 139% and 96% at December 1995 and 1994, respectively.

The increase in the reserve for possible loan losses in 1996 was the result of decreases in net charge-offs. Net charge-offs were $1.6 million in 1996, as compared with $2.4 million in 1995 and $2.9 million in 1994, respectively.

Non-Performing Assets
Non-performing assets include loans on which interest accruals have been ceased, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (OREO) pursuant to foreclosure proceedings. The levels of non-performing assets for the last five years are presented in the table below. Total nonperforming assets were $8.5 million at December 31, 1996.

(Amounts in Thousands)                                    December 31

                                    1996      1995      1994      1993      1992

Non-accruing Loans                  $5,476    $4,371    $6,909    $11,269   $12,736
Loans 90 Days or more Past Due      780       673       968       1,393     790
Other Real Estate Owned             2,225     929       919       1,997     3,304
                                    $87481    $5,973    $8,796    $14,659   $16,830

Non-performing loans as a
percentage of total loans           1.1%      1.0%      1.9%      3.2%      3.5%
Non-performing assets as a
percentage of total loans
and other real estate owned         1.54%     1.2%      2.1%      3.7%      4.3%
Reserve for loan losses as a
percentage of non-performing loans  143.7%    165%      107.6%    75.6%     57.7%
Reserve for loan losses as a
percentage of non-performing assets 106.0%    139.3%    96.4%     65.3%     46.4%


Non-accruing loans increased slightly in 1996 and represent 1.0% of total loans. Reductions are expected as collateral securing our largest non-accruing relationship will be liquidated in 1997.

Deposits
Market interest rates on interest bearing deposits continued the increasing trend from 1995. In 1996, the average rate paid on interest bearing liabilities was 4.34%, as compared to 4.01 % and 3.41% in 1995 and 1994, respectively. This increase in the Company's cost of funds is the result of strong competition among financial institutions, the bond and stock markets, and other providers of non-bank financial services, coupled with increased consumer awareness.

Average deposits totaled $625 million for 1996 compared to $610 million and $616 million for 1995 and 1994, respectively. This increase in deposits during 1996 was primarily attributable to the acquisition of the Grafton and Rowlesburg, West Virginia branches of Huntington National
Bank West Virginia. The acquisition of these branches added approximately $21 million in deposits.

The increase in deposits was experienced in non-interest bearing demand accounts and certificates of deposit. During 1996, non-interest bearing demand deposits increased on average 4.7% with an 8% increase being experienced in average time deposits. Interest-bearing demand deposits and savings deposits decreased on average 5.6% and 4.7%, respectively, during 1996.

The Company's short-term borrowings consist primarily of Federal Funds purchased and securities sold under agreements to repurchase. Short-term borrowings increased, on average, by $19.1 million or 41.6% from 1995, following a 44.3% increase between 1995 and 1994. This category of borrowings is an accessible source of moderately priced funds and has become an important financing vehicle for the Company during the $125 million loan growth experienced over the last two years.

Average long-term borrowings, which represent long-term advances from the Federal Home Loan Bank to facilitate the purchase of investment securities, increased by 45.5% during 1996.

Stockholders' Equity
Risk-based capital ratios are a measure of capital adequacy (Graph 21).
At December 31, 1996, the Company's Tier I capital ratio was 15.77% compared with 16.04% in 1995. Risk-based capital ratios and the leverage ratio are used by banking regulators to measure the capital adequacy of banking institutions. The risk-based capital guidelines weight balance sheet assets and off balance sheet commitments in determining capital adequacy. The Company's total risk-based capital-to-assets ratio was 17.02% at the close of 1996 compared with 17.29% in 1995. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies.

The leverage ratio is the measurement of total tangible equity to total assets. The Company's leverage ratio at December 31, 1996 was 10.33% compared to 9.86% at December 31, 1995, both of which are well above the minimum 3% and the recommended 4% to 5% range prescribed by Federal Reserve capital guidelines.

Liquidity
Liquidity represents the Company's ability to respond to demands for funds and is usually derived from maturing investment securities, overnight investments, periodic repayment of loan principal, and from the Company's ability to generate new deposits. The Company also has the ability to attract short-term sources of funds and draw on credit lines which have been established at financial institutions to meet cash needs.
Total liquidity of $350.3 million at December 31, 1996 is comprised of the following: cash on hand and deposits with other financial institutions of $27.4 million; securities available for sale of $136.1 million; and Federal Home Loan Bank credit availability of $186.8 million.

Interest Rate Sensitivity
Net interest income is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities in earning assets and interest-bearing liabilities. In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company uses an earnings simulation model to measure interest rate sensitivity.
The model captures all earning assets, interest-bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. Based on the latest simulation, the Company believes that it possesses only a moderate level of interest rate risk, given its current balance sheet profile.

Consolidated Financial Statements
Consolidated Balance Sheets                                34
Consolidated Statements of Income ....                     35
Consolidated Statements of Cash Flow                       36
Consolidated Statements of Stockholders' Equity            37
Notes to Consolidated Financial Statements ....            38
Independent Auditors' Report                               58
Report on Management's Responsibilities                    59

                CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share Data)
                                                                  December 31
                                                                  1996      1995

Assets          Cash and due from banks                           $ 27,369  $ 23,911
                Federal funds sold                                -         2,360
                Securities available for sale (amortized cost
                of $135,404, 1996; $120,553, 1995)                136,113   121,193
                Investment securities held to maturity:
                U.S. Treasury securities                          8,247     16,563
                U.S. Government agencies and corporations         43,494    59,792
                States and political subdivisions                 47,532    47,975
                Other securities                                  1,055     1,055
                Total investment securities held to maturity
                (market value, $101,200, 1996; $126,757, 1995)    100,328   125,385
                Total loans, net of unearned income               547,703   485,151
                Less reserve for possible loan losses             8,987     8,321
                Net loans                                         538,716   476,830
                Premises and equipment                            12,334    12,600
                Other real estate owned                           2,225     929
                Interest receivable                               6,341     6,620
                Other assets                                      10,122    6,852
                Intangible assets                                 4,116     3,622
                Total Assets                                      $837,664  $780,302
Liabilities     Deposits:
                Demand                                            $ 89,902  86,460
                Interest-bearing demand                           93,303    93,568
                Savings                                           132,590   136,525
                Time                                              327,702   306,170
                Total deposits                                    643,497   622,723
                Interest, taxes and other liabilities             11,217    11,778
                Federal funds purchased                           25,468    -
                Securities sold under agreements to repurchase    53,031    50,205
                Other indebtedness                                15,126    15,136
                Total Liabilities                                 748,339   699,842
Stockholders'   Common stock, $5 par value, 10,000,000 shares
Equity          authorized; 4,604,425 shares issued in 1996 and 1995;
                4,519,996 shares outstanding in 1996;
                and 4,475,267 shares outstanding in 1995          23,022    23,022
                Additional paid-in capital                        20,343    20,372
                Retained earnings                                 46,815    39,320
                Treasury stock, at cost                           (1,288)   (2,646)
                Unrealized gain on securities available for sale,
                net of taxes                                      433       392
                Total Stockholders' Equity                        89,325    80,460
                Total Liabilities and
                Stockholders' Equity                              $837,664  $780,302

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Share and Per Share Data)

                                                        Years Ended December 31
                                                        1996      1995      1994

Interest      Interest and fees on loans                $50,553   $42,664   $36,543
Income        Interest on securities available for sale 7,556     5,930     6,326
              Interest on investment securities:
              U.S. Treasury securities                  778       1,061     997
              U.S. Government agencies and
              corporations                              3,307     5,810     6,068
              States and political subdivisions         2,520     3,094     2,890
              Other securities                          82        111       340
              Interest on federal funds sold            117       263       343
              Interest on deposits in banks             28        21        216
              Total interest income                     64,941    58,954    53,723
Interest      Interest on deposits                      23,158    20,921    18,277
Expense       Interest on short-term borrowings         2,898     1,945     864
              Interest on debt                          877       616       705
              Total interest expense                    26,933    23,482    19,846
              Net interest income                       38,008    35,472    33,877
              Provision for possible loan losses        2,273     2,235     1,764
              Net interest income after
              provision for possible
              loan losses                               35,735    33,237    32,113
Non-Interest  Fiduciary income                          1,731     1,621     1,511
Income        Service charges on deposit accounts       2,976     2,662     2,319
              Other service charges, commissions
              and fees                                  2,283     2,093     1,843
              Net securities (Losses) gains             (128)     457       3
              Other operating income                    758       381       469
              Pension curtailment gain                  1,450     -         -
              Gain on involuntary conversion            -         -         890
              Total non-interest income                 9,070     7,214     7,035
Non-interest  Salaries and employee benefits            9,580     10,044    10,379
Expense       Occupancy expense of bank premises        1,596     1,680     1,756
              Furniture and equipment expense           1,212     1,144     1,320
              Check collection losses                   3,365     -         -
              Other operating expense                   8,605     9,826     9,783
              Total non-interest expense                24,358    22,694    23,238
              Income before income taxes                20,447    17,757    15,910
              Income tax expense                        6,530     4,968     4,456
              Net Income                                $13,917   $ 12,789  $11,454

              Weighted average shares outstanding       4,498,143 4,488,229 4,521,745
              Net income per common share               $3.09     $2.85     $2.53
See Notes to Consolidated Financial Statements.


                 CONSOLIDATED STATEMENTS OF CASH FLOW

                    (Amounts in Thousands)
                                                        Years Ended December 31
                                                        1996      1995      1994
Operating  Cash flows from operating activities:
Activities Net income                                   $ 13,917  $ 12,789  $ 11,454
           Adjustments to reconcile net income to net
           cash provided by operating activities:
           Provision for possible loan losses           2,273     2,235     1,764
           Depreciation of premises and equipment       856       974       935
           Amortization of intangibles                  625       789       870
           Net investment amortization and accretion    271       132       299
           Net loss (gain) on the sale of assets        12        (503)     (10)
           Decrease (increase) in interest receivable   285       (393)     (87)
           (Increase) decrease in other assets          (3,323)   1,120     (1,898)
           (Decrease) increase in other liabilities     (887)     2,741     1,341
           Other, net                                   (274)     (240)     281
           Net cash provided by operating
           activities                                   13,755    19,644    14,949

Investing  Cash flows from investing activities:
Activities Proceeds from sales of securities available
           for sale                                     15,868    9,134     -
           Proceeds from maturities of securities
           available for sale                           14,771    23,721    28,725
           Proceeds from maturities of investment
           securities                                   27,723    52,578    30,819
           Purchase of securities available for sale    (45,641)  (37,999)  (4,989)
           Purchase of investment securities            (2,915)   (18,522)  (56,319)
           Net increase in loans made to customers      (64,044)  (66,122)  (26,422)
           Cash provided by branch acquisitions         18,735    -         -
           Purchase of premises and equipment           (439)     (613)     (1,031)
           Proceeds from sale of equipment              159       25        69
           Net cash used in investing activities        (35,783)  (37,798)  (29,148)

Financing  Cash flows from financing activities:
Activities Net (decrease) increase in demand and savings
           deposits                                     (10,328)  (24,730)  13,285
           Net increase (decrease) in time deposits     10,263    31,227    (5,073)
           Net increase in short-term debt              28,294    11,123    8,067
           Repayment of long-term debt                  (10)      (60)      (2,063)
           Proceeds from long-term borrowings           -         5,000     -
           Acquisition of treasury stock                (170)     (839)     (1,104)
           Reissuance of treasury stock                 1,499     -         -
           Dividends paid                               (6,422)   (5,525)   (4,714)
           Net cash provided by
           financing activities                         23,126    16,196    8,398
Cash and   Net increase (decrease) in cash and
Cash       cash equivalents                             1,098     (1,958)   (5,801)
EquivalentsCash and cash equivalents at
           beginning of year                            26,271    28,229    34,030
           Cash and cash equivalents at end of
           year                                         $27,369   $26,271   $28,229

See Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in Thousands, Except Share and Per Share Data)

                                                                            Unrealized
                                                                            gain
                                                                            (loss) on
                                    Additional          Unallocated         securities
           Common                   Paid-In   Retained  Stock     Treasury  available
           Stock                    Capital   Earnings  ESOP      Stock     for sale
Balance, December 31, 1993          $23,022   $20,372   $25,316   $(269)    $(703)    $-

Net income -                        -         11,454    -         -         -
Common dividends declared
($1.05 per share)                   -         -         (4,714)   -         -         -
Allocation of 18,796 ESOP
shares at $11.95 per
share      -                        -         -         269       -         -
Purchase of 37,122 treasury shares
at $29.74 per share                 -         -         -         -         (1,104)   -
Unrealized loss on securities
available for sale, net of taxes    -         -         -         -         -         (3,445)
Balance, December 31, 1994          23,022    20,372    32,056    -         (1,807)   (3,445)

Net income -                        -         12,789    -         -         -
Common dividends declared
($1.23 per share)                   -         -         (5,525)   -         -         -
Purchase of 27,612 treasury shares
at $30.38 per share                 -         -         -         -         (839)     -
Unrealized gain on securities
available for sale, net of taxes    -         -         -         -         -         3,837
Balance, December 31, 1995          23,022    20,372    39,320    -         (2,646)   392

Net income -                        -         13,917    -         -         -
Common dividends declared
($1.43 per share)                   -         -         (6,422)   -         -         -
Purchase of 5,100 treasury shares
at $33.50 per share                 -         -         -         -         (170)     -
Reissuance of 49,829 treasury shares
at $30.08 per share                 -         (29)      -         -         1,528     -
Unrealized gain on securities
available for sale, net of taxes    -         -         -         -         -         41
Balance, December 31, 1996          $23,022   $20,343   $46,815   $-        $(1,288)  $433

See Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation
The accounting and reporting policies of FCFT, Inc. and subsidiaries (FCFT or the Company) conform to generally accepted accounting principles and to predominant practices within the banking industry. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Assets held in an agency or fiduciary capacity are not assets of the Company and are not included in the accompanying consolidated balance sheets.

Principles of Consolidation
The consolidated financial statements of FCFT include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the Parent Company financial statements, the investment in subsidiaries is stated at equity in the net assets of such subsidiaries increased by the unamortized portion of the excess of fair value over the cost of net assets acquired, where applicable.

Securities Available for Sale
Securities to be held for indefinite periods of time including securities that management intends to use as part of its asset/liability management strategy, and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors are classified as available for sale and are recorded at market value.
Unrealized appreciation or depreciation in market value above or below amortized cost is included in stockholders' equity net of income taxes. Premiums and discounts are amortized to expense or accreted to income over the lives of the securities.
Recognition of a gain or loss on a sale is based on the specific identification method.

Investment Securities
Investments in debt securities which management has the ability and intent to hold to maturity or on a long-term basis are carried at cost. Premiums and discounts are amortized to expense and accreted to income over the lives of the securities. Gain or loss on the sale of investment securities, if any, is on the specific identification method. At December 31, 1996 and 1995, no securities were held for trading purposes and no trading account was maintained.

Allowance for Possible Loan Losses
The allowance for possible loan losses is available to absorb future loan charge-offs. The allowance is increased by provisions charged to operations and reduced by losses, net of recoveries. The amount charged to operations is based on several factors including: (1) analytical reviews of significant commercial and commercial mortgage loans and loan loss experience in relationship to outstanding loans to determine an adequate allowance for possible loan losses required for outstanding loans: (2) a continuing review of loans evaluated by the loan review process as less than satisfactory, all nonperforming loans and overall portfolio quality: (3) regular examinations and appraisals of the loan portfolio conducted by federal and state supervisory authorities: and (4) management's judgment with respect to current and expected economic conditions, the level of delinquencies and nonaccrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, changes in lending management, and any concentration of credit in certain industries or geographic areas.

Statement No. 114, "Accounting by Creditors for Impairment of a Loan", as amended, requires an allowance to be established as a component of the allowances for possible loan losses for certain loans when it is probable that all amounts due pursuant to contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value.
Management reviews the impairment status of all loans designated as nonaccrual or have been classified as "substandard" or "doubtful" by FCFT's loan review process. Management does not individually evaluate certain smaller balance, homogeneous loans, such as consumer installment loans and residential mortgage loans, for impairment. These loans are evaluated on an aggregate basis using a formula-based approach in accordance with the Company's policy. All of the loans deemed to be impaired were evaluated using the fair value of the collateral as the measurement standard.

Beginning in 1995, the Company adopted Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS
No. 114, the allowance for possible loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for possible loan losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation of both buildings and improvements as well as for equipment is computed on the straight-line method over estimated useful lives. Maintenance and repairs are charged to current operations while betterments are capitalized. Disposition gains and losses are reflected in current operations. On January 1, 1996, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The impact of adopting this standard was not material to the Company.

Income on Loans
Accrual of interest on loans is based generally on the daily amount of principal outstanding. It is the Company's policy to discontinue the accrual of interest on loans based on their payment status and the evaluation of related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed and interest accrued and not collected from prior years is charged to the reserve for possible loan losses. Credit card loans which become 180 days past due are automatically charged to the reserve for possible loan losses.

Loan Fee Income
Loan origination fees are recorded as a reduction of direct costs associated with loan processing, including salaries, review of legal documents, obtainment of appraisals, and other direct costs. Fees in excess of those related costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period.

Other Real Estate Owned
Other real estate owned and acquired through foreclosure is stated at the lower of cost or fair market value less estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the reserve for possible loan losses. Expenses incurred in connection with operating the properties, subsequent write-downs and gains or losses upon sale are included in other non-interest income and expense. General reserves for possible loss on the disposition of other real estate are established through charges against current operations.

Intangible Assets
The investment in subsidiaries in excess of amounts attributable to tangible and identified intangible assets at dates of acquisition is recorded as goodwill and is being amortized to operations over a period of fifteen years using the straight-line method. The unamortized balance of goodwill was $3,202,000 and $2,490,000 at December 31, 1996 and 1995, respectively. A portion of the cost of purchased subsidiaries has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits which range from seven to ten years. The unamortized balance of identified intangibles was $914,000 and $1,132,000 at December 31, 1996 and 1995, respectively.

Income Taxes
The company accounts for taxes using the provisions of SFAS No. 109. "Accounting for Income Taxes," which under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Reclassifications
Certain amounts included in the 1995 and 1994 financial statements have been reclassified to conform with the presentation used in preparation of the 1996 financial statements.

Recent Accounting Pronouncements
On January 1, 1996, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights." The impact of adopting this standard was not material to the Company.

Cash Flows
In 1996,1995 and 1994 for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest bearing balances available for immediate withdrawal. Interest and income taxes paid in 1996, 1995 and 1994 were as follows:

(Amounts in Thousands)                        1996      1995      1994

Interest                                      $26,615   $22,864   $19,865
Income taxes                                  7,911     4,390     4,804

Supplemental Schedule of
Non-Cash Transactions
Transfers from investment securities
to securities available for sale              $   -     $26,578   $  -
Transfers of loans to other real estate owned 2,190     545       806
Unrealized (gain) loss on securities
available for sale                            (69)      (6,264)   5,647


Note 2. Merger and Acquisition

On July 3,1996, FCFT, Inc. merged with Citizens Bank of Tazewell (Citizens), headquartered in Tazewell, Virginia. As of the merger date, Citizens had approximately $52.2 million in total assets and $46.2 million in total deposits. Pursuant to the Agreement and Plan of Merger, FCFT exchanged 3.51 shares of its common stock for each share of Citizens' common stock, which totaled 263,159 shares upon consummation.

This transaction was accounted for as a pooling of interests. The pooling of interests method requires the combining of the financial information of the merging companies as though they had always been combined.

Consequently, the financial position and results of operations of FCFT and

Citizens for 1996 and all prior periods presented have been restated to properly reflect this combination.

Combined and separate results of operations of FCFT and Citizens for the periods presented are as follows:


                                         Year Ended
                                         1996      1995      1994
Net Interest Income
FCFT                                     $35,962   $33,726   $32,193
Citizens Bank of Tazewell, Inc.          2,046     1,746     1,684
Combined                                 38,008    35,472    33,877
Provision for possible loan losses
FCFT                                     2,104     2,093     1,668
Citizens Bank of Tazewell, Inc.          169       142       96
Combined                                 2,273     2,235     1,764
Non-interest income
FCFT                                     8,843     7,056     6,865
Citizens Bank of Tazewell, Inc.          227       158       170
Combined                                 9,070     7,214     7,035
Non-interest Expense
FCFT                                     23,261    21,526    22,055
Citizens Bank of Tazewell, Inc.          1,097     1,168     1,183
Combined                                 24,358    22,694    23,238
Taxes
FCFT                                     6,217     4,791     4,281
Citizens Bank of Tazewell, Inc.          313       177       175
Combined                                 6,530     4,968     4,456
Net Income
FCFT                                     13,223    12,372    11,054
Citizens Bank of Tazewell, Inc.          694       417       400
Combined                                 $13,917   $12,789   $11,454
Net income per common share
FCFT                                     $2.94     $2.76     $2.45
Citizens Bank of Tazewell, Inc.          0.15      0.09      0.09
Combined                                 $3.09     $2.85     $2.54


On September 26, 1996, First Community Bank, Inc., a subsidiary of FCFT, Inc., acquired the Grafton and Rowlesburg, West Virginia branches of Huntington National Bank West Virginia. The acquisition of these branches added approximately $21 million in total deposits. The intangible value of this transaction totaled approximately $1 million which will be amortized over a 15-year period. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated results in future periods after September 26,1996 will include the operations of the Grafton and Rowlesburg branches only from the date of acquisition.

On December 30,1996, the Company entered into a Definitive Agreement to acquire all of the outstanding common stock of Blue Ridge Bank (Blue Ridge), headquartered in Sparta, North Carolina. Blue Ridge is a $105 million state-chartered bank with offices located in Sparta, Elkin, Hays and Taylorsville, North Carolina. FCFT will exchange $19.50 for each share of Blue Ridge common stock outstanding (approximately 1,212,148 shares). Management anticipates the consummation of this transaction by March 31, 1997. This merger will be accounted for under the purchase method of accounting. The intangible value of this transaction will total approximately $12.9 million and will be amortized over a 15-year period. Subsequent to the merger, Blue Ridge will operate as a wholly-owned subsidiary of FCFT, Inc.

Following are the significant components of the balance sheet of Blue Ridge as of December 31, 1996:

                               (Unaudited)
                               (In Thousands)
Total Loans                    $ 64,515
Total Assets                   105,785
Total Deposits                 93,354
Shareholders' Equity           11,088

Note 3. Securities Available for Sale

As of December 31, the cost and market value of securities classified as available for sale are as follows:

(Amounts in Thousands)                        1996

                                    Book      Unrealized Unrealized  Market
                                    Value     Gains      Losses        Value

U.S. Government and agency
securities                          $ 111,949 $ 733     $(710)    $ 111,972
States and political subdivisions   15,351    724       (38)      16,037
Other securities                    8,104     -         -         8,104
Total                               $135,404  $1,457    $(748)    $136,113


                                              1995

                                    Book      Unrealized Unrealized Market
                                    Value     Gains      Losses     Value

U.S. Government and agency
securities                          $ 101,553 $1,145    $ (1,297) $ 101,401
States and political subdivisions   15,558    832       (45)      16,345
Other securities                    3,442     5         -         3,447
Total                               $120,553  $1,982    $(1,342)  $121,193


As of December 31, 1995, the Company transferred investment securities classified as held to maturity with an amortized cost of $26.6 million to securities available for sale. This transfer was made in accordance with the "Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by FASB during 1995.
The securities transferred increased the unrealized appreciation in securities available for sale by $755,000.

Securities available for sale with market values of $47,092,000 and $51,693,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, short-term borrowings and for other purposes.

The cost and market value of securities available for sale at December 31,1996, by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. During 1996, the sale of securities available for sale resulted in gains of $90,000 and losses of $225,000. During 1995, the sale of securities available for sale resulted in gains of $572,000 and losses of $115,000. The following table presents maturities of investments by type on both a book and market value basis at December 31, 1996:

(Amounts in Thousands)         U.S.        States                                Tax
                               Government  and                                   Equivalent
                               Agencies &  Political    Other                    Purchase
                               Corporations   Subdivisions        Securities     Total
Yield
Book Value
Maturity:
Within one year                2,629       $  -         $  -      $  2,629       5.83%
After one year through
five years                     17,527      809          -         18,336         5.42%
After five years through
ten years                      48,975      11,592       -         60,567         7.56%
After ten years                42,818      2,950        8,104     53,872         6.98%
Total book value               $111,949    $15,351      $8,104    $135,404
Tax equivalent purchase yield  6.80%       9.29%        5.50%     7.00%
Average maturity (in years)    12.23       8.80         10.01     11.71

Market Value
Maturity:

Within one year                $2,636      $  -         $  -      2,636
After one year through
five years                     17,235      821          -         18,056
After five years through
ten years                      49,136      12,038       -         61,174
After ten years                42,965      3,178        8,104     54,247
Total market value             $111,972    $16,037      $8,104    $136,113


Note 4. Investment Securities Held to Maturity
The book and approximate market value of investment securities as of December 31 are as follows:

(Amounts in Thousands)                        1996
                                    Amortized Unrealized Unrealized Market
                                    Cost      Gains      Losses     Value
U.S. Treasury securities            $  8,247  $  11      $ (29)     $  8,229
U.S. Government agencies and
corporations                        43,494    160        (274)      43,380
States and political subdivisions   47,532    1,188      (200)      48,520
Other securities                    1,055     21         (5)        1,071
Total                               $ 100,328 $1,380     $(508)     $101,200


                                                1995
                                    Amortized   Unrealized   Unrealized Market
                                    cost        Gains        Losses     Value
U.S. Treasury securities            $ 16,563    104          $ (13)     $16,654
U.S. Government agencies and
corporations                        59,792      778          (582)      59,988
States and political subdivisions   47,975      1,287        (263)      48,999
Other securities                    1,055       65           (4)        1,116
Total                               $ 125,385   $2,234       $(862)     $126,757


Various investment securities with a book value of approximately $36,829,000 and $48,203,000, respectively, were pledged at December 31, 1996 and 1995 to secure public deposits and for other purposes required by law. There were no sales of investment securities during 1996 or 1995. The following table presents maturities of investments by type on both a book and market value basis at December 31, 1996:

                               U.S.Government   States and                      Equivalent
                   U.S.        Agencies & Political Other               Purchase
                   Treasury    Corporations         Subdivisions        Securities  Total     Yield
Book Value
Maturity:

Within one year    $ 4,149     $ 17,750   $635      $    -    $22,534   6.30%
After one through
five years         4,098       18,978     1,861     -         24,937    6.04%
After five through
ten years          -           6,006      18,198    1,055     25,259    7.68%
After ten years    -           760        26,838    -         27,598    9.26%
Total book value   $8,247      $43,494    $47,532   $1,055    $100,328
Tax equivalent purchase
yield              5.58%       6.12%      8.87%     7.63%     7.39%
Average maturity (in years)    1.18       2.36      11.20     5.67  6.47

Market Value
Maturity:
Within one year    $ 4,160     $ 17,809   $635      $    -    $ 22,604
After one through
five years         4,069       18,854     1,891     -         24,814
After five through
ten years          -           5,941      18,500    1,071     25,512
After ten years    -           776        27,494    -         28,270
Total market value $8,229      $43,380    $48,520   $1,071    $101,200

Note 5. Loans

Loans consist of the following at December 31:
(Amounts in Thousands)                        1996                   1995
Real estate - commercial                      $ 166,787          $152,579
Real estate - construction                    10,589                5,608
Real estate - residential                     171,458             155,282
Commercial, financial and agricultural        79,278               71,441
Loans to individuals for household and other
consumer expenditures                         119,297              99,722
All other loans                               294                     519
                                              $547,703           $485,151

Banking subsidiaries of the Company are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire with-out being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparts. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding at December 31, 1996.

Financial instruments whose contract amounts represent credit risk at December 31, 1996 are commitments to extend credit (including availability of lines of credit and undrawn credit card availability) - $123.9 million, and standby letters of credit and financial guarantees written - $4.8 million. At December 31, 1996, neither the Company nor its subsidiaries has any amounts outstanding representing futures, forward exchange contracts or interest swaps.

In the normal course of business, the Company originates loan commitments. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Company is based on management's credit evaluation and underwriting guidelines for the particular loan. The total commitments outstanding at December 31, 1996 are summarized as follows:

(Amounts in Thousands)                        1996
                                              Notional
                                              Amount    Rate
Real estate - commercial (fixed)              $4,628    7.99-10.75%
Real estate - commercial (variable)           14,215    8.25-10.75
Real estate - construction (fixed)            4,073     8.24-11.25
Real estate - construction (variable)         3,585     7.30-10.25
Real estate - residential (fixed)             1,812     6.00-18.00
Real estate - residential (variable)          7,462     8.25-12.75
Commercial, financial, agricultural (fixed)   4,718     5.50-18.00
Commercial, financial, agricultural (variable)35,658    6.43-13.25
Loans to individuals for household
and other consumer expenditures (fixed)       41,467    5.00-18.00
Loans to individuals for household
and other consumer expenditures (variable)    14,119    8.25-18.00
Other(fixed)                                  54        7.25-10.25
Other (variable)                              379       10.25
Total                                         $132,170

Additionally, the Company is also subject to certain asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, neither the resolution of these claims nor the funding of credit commitments will have a material effect on the Company's financial position or results of operations.

Presently, the Company has no significant concentrations of credit risk other than geographic concentrations. Most loans in the current portfolio are made and collateralized in West Virginia. Although portions of the West Virginia economy are closely related to coal and timber, they are supplemented by service industries. The current economy of the Company's market is relatively stable and is not seen as highly subject to volatile economic change.

In the normal course of business, the banking subsidiaries of the Company have made loans to directors and executive officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers or have significant ownership interest have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans was $9.8 million and $10.2 million at December 31, 1996 and 1995, respectively. New loans and payments attributable to the change from 1995 to 1996 total $2.7 million and $3.1 million, respectively.

Note 6. Reserve for Possible Loan Losses

Activity in the reserve for possible loan losses was as follows:

(Amounts in Thousands)                        1996      1995        1994
Balance, January 1                            $8,321  $8,479      $9,568
Recoveries credited to reserve                574        490         510
Provision for the year charged to operations  2,273    2,235       1,764
                                              1,168   11,204      11,842
Loans charged-off                             2,181    2,883       3,363
Balance, December 31                          $8,987  $8,321      $8,479

The following table presents FCFT's investment in loans considered to be impaired and related information on those impaired loans (in thousands):

                                                                              1996      1995
Recorded investment in loans considered to be impaired                        $3,500  $3,200
Loans considered to be impaired that were on a nonaccrual basis               3,350    3,200
Allowance for possible loan losses related to loans considered to be impaired 529        832
Average recorded investment in impaired loans                                 3,300    4,600
Total interest income recognized on impaired loans                            15          75
Interest income on impaired loans recognized on a cash basis                  -           75

Note 7. Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

(Amounts in Thousands)                             1996             1995
Land                                               $ 3,247       $ 3,332
Bank premises                                      16,256         15,764
Equipment                                          10,551         10,128
                                                   30,054         29,224
Less: accumulated depreciation and amortization    17,720         16,624
                                                   $12,334       $12,600

Note 8. Long-Term Advances from the Federal Home Loan Bank

Two of the Company's subsidiaries are members of the Federal Home Loan Bank ("FHLB") of Pittsburgh, Pennsylvania. Long-term advances from the FHLB mature as follows:

(Amounts in Thousands, Except Percent Data)
                1996                1995
                          Weighted            Weighted
                          Average             Average
                Amount    Rate      Amount    Rate
1998            $ 5,000   5.46%     5,000     5.46%
2003            8,000     5.95%     8,000     5.95%
2008            2,000     6.27%     2,000     6.27%
                $15,000   5.83%     $15,000   5.83%

Advances from the FHLB are secured by stock in the FHLB of Pittsburgh, qualifying first mortgage loans, mortgage-backed securities and certain investment securities. Certain of these advances are subject to restrictions or penalties in the event of prepayment. Other various debt obligations of the Company totaled $126,000 at December 31, 1996 and $136,000 at
December 31, 1995.

Note 9. Deposits

Time deposits include Certificates of Deposit issued in denominations of $100,000 or more which amounted to $71.8 million and $61.3 million at December 31, 1996 and 1995, respectively. Interest expense on these certificates was $3.1 million, $2.7 million, and $1.8 million for 1996,1995, and 1994, respectively.
At December 31, 1996, the scheduled maturities of these certificates of deposits are as follows: (Amounts in Thousands)


1997                      $57,333
1998                      7,445
1999                      703
2000                      3,669
2001 and thereafter       2,586
                          $71,736

Note 10.  Per Share Amounts

Net income per share is based upon the weighted average number of shares of common stock outstanding during the year. The following table sets forth the net income used to determine net income per common share for the applicable years:

(Amounts in Thousands, Except Per Share Data)
                               1996      1995         1994
Net income                     $13,917   $12,789   $11,454
Net income per common share    3.09      2.85         2.53

Note 11. Employee Benefits

Through 1995, the Company and its subsidiaries maintained three qualified employee benefit plans. On January 1, 1996 two deferred contribution plans were merged into a single plan with similar provisions. The first of these three plans is a non-contributory defined benefit pension plan. Benefits under the plan are based on length of service and qualifying compensation. The Company's funding policy is to contribute pension costs accrued. Net periodic pension expense in 1996, 1995, and 1994 is as follows:

(Amounts in Thousands)                             1996      1995        1994
Service cost - benefits earned during the year     $ 326     $ 389       $388
Interest expense on projected benefit obligation   607       555          519
Actual return on plan assets                       (1,390)   (2,044)    (186)
Net amortization and deferral                      622       1,486      (339)
Net periodic pension expense                       $ 165     $ 386       $382

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1995, based upon a measurement date of December 31 for each year:

(Amounts in Thousands)                                  1996         1995
Accumulated benefit obligation                          $ 7,364   $ 6,532
Vested benefit obligation                               7,364       6,265
Projected benefit obligation                            7,364       8,446
Plan assets at fair value                               11,175     10,156
Plan assets in excess of projected benefit obligation   3,811       1,710
Unrecognized net (gain) loss                            (1,707)   (1,653)
Unrecognized prior service cost                         -             761
Prepaid pension expense                                 $ 2,105     $ 818

The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 5%, respectively for both 1996 and 1995. The investment of pension assets is diversified among debt securities 23%, equity securities 63%, and cash and money market funds 14%.

In 1996, the Company recognized a $1.5 million curtailment gain from the freeze of the Company's Defined Benefit Pension Plan. The freeze of the plan was the result of the Company's decision to simplify the retirement benefits it offers.

Employee Stock Ownership and Savings Plan
The Company maintained an Employee Stock Ownership and Savings Plan.
Coverage under the plan is provided to all employees meeting minimum eligibility requirements. Annual contributions to the ESOP portion of the plan are made at the discretion of the Board of Directors, and are allocated to plan participants on the basis of relative compensation. Substantially all plan assets are invested in common stock of the Company. Total expense recognized by the Company related to the Employee Stock Ownership Plan was $454,000, $335,000, and $514,000 in 1996, 1995 and
1994, respectively.

The 401 (k) Savings portion of the plan is available to substantially all employees meeting minimum eligibility requirements. Participation is voluntary with the Company making matching contributions of 25% of employee contributions to the Plan up to 6% of base pay. Additional voluntary contributions by participating employees are available up to an additional
10% of base pay which are not matched by Company contributions.
The cost of Company contributions under the Savings Plan was $59,000, $46,000, and $44,000 in 1996, 1995 and 1994, respectively. This plan was merged with the Employee Stock Ownership Plan on January 1, 1996.
Subsequent
to this Plan merger, matching contributions will be at the discretion of the board up to 50% of elective deferrals of no more than 6% of base compensation.

Employee Welfare Plan
The Company provides various medical, dental, life, accidental death and dismemberment and long term disability insurance benefits to all full-time employees who elect coverage under this program (basic life, accidental death and dismemberment, and long term disability coverage is automatic). The cost of coverage under the medical insurance program is shared by the Company and employees with the Company bearing the cost of the employee portion and with dependent coverages paid by the employee.

The Company adopted Financial Accounting Standards Board Statement 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" as of January 1, 1993. The adoption of Statement 106 resulted in the recognition of a postretirement benefit obligation at the date of adoption (transition obligation). The Company has elected to recognize the obligation over the average remaining life expectancy of the participants. The transition obligation totaled $634,000 and is being recognized over 17 years. The net periodic postretirement benefit cost is expected to be approximately $72,000 on an annual basis, consisting of the interest cost of the accumulated benefit obligation and amortization of the benefit obligation. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of January 1, 1993 was 10% for 1993, decreasing each successive year until it reaches 6% in the year 2000. The weighted average discount rate was 7.25% in 1995 and 1996.

The Company does not have a postretirement plan for employees who retired after December 31,1993.

Deferred Compensation Plan
A subsidiary of the Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing upon retirement or death. The balance sheet liability at December 31, 1996 was approximately $1,126,000.

Note 12.  Compensating Balances
Pursuant to agreements with the Federal Reserve Bank, the Company is required to maintain cash balances of approximately $1.3 million in lieu of charges for check clearing and other services.

Note 13.  Litigation
In the normal course of business, there are various outstanding commitments and contingent liabilities such as threatened legal action and legal proceedings in which the Company and its subsidiaries are defendants. These actions have arisen primarily out of commercial lending transactions and collection activities. Each of these actions involving significant damage allegations or material disputes of issues are detailed in Item 3. Legal Proceedings in the Company's 1996 Report on Form 10-K. Several of the claims and their current status are discussed below.

In January 1993, a lawsuit was filed against the Company by loan customers who claimed breach of implied duty of good faith and fair dealing, breach of fiduciary duty and breach of implied contract in connection with allegations that the Company failed to lend plaintiffs appropriate sums to complete construction and development of a condominium project. This action which sought $30 million in compensatory damages was concluded in a civil trial in May 1995 with the plaintiffs being awarded a verdict of approximately $513,000. The Company filed motions seeking abatement of portions of the verdict and received a reduction of $128,000. The remaining verdict of $385,000 was ordered with prejudgment interest totaling $248,000.

The amount due plaintiffs under the judgment, together with an estimate of prejudgment interest, was provided for in the Company's results of operations in the second and fourth quarters of 1995. All of the plaintiffs have now filed bankruptcy. The Company has asserted its right to setoff the judgment against the other judgments which are due to the Company by the plaintiffs as a result of defaulted loans earlier made by the Company to plaintiffs.
In September, the Company and the plaintiff, with court approval, agreed to stay proceedings against the Company to permit negotiation and/or litigation in the plaintiff's bankruptcy cases of these offset issues.

Settlement negotiations commenced in the fourth quarter of 1996 and have yielded an agree-ment in principal providing for the settlement of all outstanding issues relating to the judgment, including the offset claims, and in two related pending litigations (one, a civil matter in state court and the other, a mechanics' lien assertion in Federal Bankruptcy Court). The significant provisions of the proposed compromise, which is expected to be finalized in the first quarter of 1997, are as follows:

In settlement of the judgment against the Company, and the two related cases, the Company and third parties, including its insurance carrier, have agreed to pay sums aggregating $733,000 to the judgment plaintiffs and to the plaintiffs in the related civil matters and to pay the sum of $228,000 to plaintiffs' counsel. Payment of the settlement by the Company will result in full settlement of the judgment and the two related civil matters. A third party bank and co-defendant in one of the related civil matters has agreed to forgive indebtedness under a $200,000 note made by the third party plaintiff in that matter. The Company will also forgive indebtedness of plaintiffs totaling $62,500 and refinance secured notes of $573,610 owed by one of the judgement plaintiffs, on current market terms.

The net settlement cost to the Company of settlement of all the litigations discussed above is expected to be $468,000 and has been fully provided for in the Company's statement of condition. With execution of the final settlement agreement, the Company will have settled three separate matters seeking damages of $30 million, $.6 million and $1 million, respectively.

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

Note 14.  Dividends

The primary source of funds for dividends paid by FCFT is dividends received from its subsidiary banks. Dividends paid by the banks are subject to restrictions by banking regulations. The most restrictive provision requires approval by regulatory bodies if dividends declared in any year exceed the year's net income, as defined, plus retained net profits of the two preceding years. At December 31, 1996, subsidiary earnings available for distribution as dividends to the Company without prior approval were $13.9 million.

Note 15.  Regulatory
Capital Requirements
and Restrictions

FCFT, Inc. and First Community Bank Inc., First Community Bank of Mercer County Inc., and Citizens Bank of Tazewell, Inc. (collectively referred to as "the Banks') are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken. could have a direct material effect on the Company's financial statements. Under the capital adequacy guidelines, and the regulatory framework for prompt corrective action, which applies to only the Banks, the entities must meet specific capital guidelines that involve quantitative measures of the entities' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The entities' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require FCFT, Inc. and the Banks to maintain minimum amounts and ratios (set forth in the table on p. 51) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996 and 1995, the most recent notifications from the Federal Reserve Board categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed the institution's category.

                                             December 31, 1996

                                                                                 To Be Well
                                                                                 Capitalized
                                                             For Capital         Under
                                                             Adequacy            Prompt Corrective
                                         Actual              Purposes            Action Provisions

                                         Amount    Ratio     Amount    Ratio     Amount  Ratio
Total Capital to Risk-Weighted Assets:

FCFT, Inc.                               $91,524   17.02%    43,011    8.00%     N/A     N/A
First Community Bank, Inc.               30,075    16.34%    14,727    8.00%     18,409  10.00%
First Community Bank of Mercer County, Inc.        49,112    15.08%    26,062    8.00%   32,578
10.00%
Citizens Bank of Tazewell, Inc.          7,040     23.21%    2,427     8.00%     3,033   10.00%

Tier I Capital to Risk-Weighted Assets:

FCFT, Inc.                               $84,776   15.77%    $ 21,505  4.00%     N/A     N/A
First Community Bank, Inc.               27,755    15.08%    7,363     4.00%     11,045  6.00%
First Community Bank of Mercer County, Inc.        45,032    13.82%    13,031    4.00%   19,547
6.00%
Citizens Bank of Tazewell, Inc.          6,661     21.96%    1,213     4.00%     1,820   6.00%

Tier I Capital to Average Assets (Leverage):

FCFT, Inc.                               $ 84,776  10.33%    $ 24,626  3.00%     N/A     N/A
First Community Bank, Inc.               27,755    7.92%     10,514    3.00%     17,524  5.00%
First Community Bank of Mercer County, Inc.        45,032    10.10%    13,371    3.00%   22,285
5.00%
Citizens Bank of Tazewell, Inc.          6,661     13.06%    2,041     4.00%     2,551   5.00%


                                         December 31, 1995

                                                        To Be Well
                                              For Capital         Capitalized Under
                                              Adequacy  Prompt Corrective
                           Actual             Purposes  Action Provisions
                           Amount   Ratio     Amount    Ratio     Amount    Ratio
Total Capital to Risk-Weighted Assets:

FCFT, Inc.                 $ 82,474 17.29%    $ 38,164  8.00%     $ N/A     N/A

First Community Bank, Inc. 31,568   20.34%    12,415    8.00%     15,519    10.00%
First Community Bank of Mercer County, Inc.   44,118    14.97%    23,573    8.00%   29,467
10.00%
Citizens Bank of Tazewell, Inc.     4,124     15.07%    2,189     8.00%     2,736   10.00%

Tier I Capital to Risk-Weighted Assets:
FCFT, Inc.                 $ 76,540 16.04%    19,082    4.00%     $ N/A     N/A
First Community Bank, Inc. 29,609   19.08%    6,208     4.00%     9,312     6.00%
First Community Bank of Mercer County, Inc.   40,424    13.72%    11,787    4.00%   17,680
6.00%
Citizens Bank of Tazewell, Inc.     3,841     14.04%    1,094     4.00%     1,641   6.00%

Tier I Capital to Average Assets (Leverage):
FCFT, Inc.                 $ 76,540 9.86%     $ 23,293  3.00%     N/A       N/A
First Community Bank, Inc. 29,609   9.75% (a) 9,111     3.00%     15,185    5.00%
First Community Bank of Mercer County, Inc.   40,424    9.45% (a) 12,833    3.00%   21,388
5.00%
Citizens Bank of Tazewell, Inc.     3,841     7.88%     1,951     4.00%     2,438   5.00%

(a) Leverage ratio is calculated using ending assets due to a reorganization of Bank Subsidiaries prior to year-end.

Note 16. Income Taxes

(Amounts in Thousands)                        Years Ended December 31
Income taxes are as follows:                  1996        1995       1994
Income exclusive of securities gains (losses) $6,581      $ 4,785    $4,455
Net securities gains (losses)                 (51)        183        1
                                              $6,530      $ 4,968    $4,456

                                    Years Ended December 31
Income tax provisions consists of-  1996      1995      1994
Current tax expense                 $6,143    $ 4,829   $4,626
Deferred tax liability (benefit)    387       139       (170)
                                    $6,530    $ 4,968   $4,456

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts deducted for income tax purposes. The tax effects of significant items comprising the Company's net deferred tax asset of December 31, 1996 and 1995 are as follows:

(Amounts in Thousands)                                  1996        1995
Deferred tax assets:
Reserve for possible loan losses                        $3,505   $ 3,184
Unrealized asset losses                                 250          443
Deferred compensation                                   817          869
Litigation reserves                           429       -
Deferred insurance premiums                             399          413
Total deferred tax assets                               5,400      4,909

Deferred tax liabilities:
Purchase accounting adjustments                         1,905      1,157
Depreciation                                  195       284
Gain on pension termination                             565            -
Unrealized gain on securities available for sale        284          249
Other                                         346       571
Total deferred tax liabilities                          3,295      2,261
Net deferred tax assets                                 $2,105    $2,648

The reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

                               Years Ended December 31
                               1996      1995      1994
Tax at statutory rate          35.0%     34.9%     34.5%
Increases (reductions) resulting from:
Tax-exempt interest on investment
securities and loans           (6.7%)    (7.3%)    (7.6%)
State income taxes, net of federal benefit         1.0%    1.1% 1.5%
Amortization of purchase accounting adjustments .  .5%.6%  1.1%
-Other, net                    2.1%      (1.5%)    (1.5%)
Effective tax rate             31.9%     27.8%     28.0%

Note 17. Other Operating Expenses

Included in other operating expenses are certain functional costs, the total of which exceeds one percent of combined interest income and non-interest income. Following are such costs for the years indicated:

                                                   Years Ended December 31
(Amounts in Thousands)                             1996      1995    1994
Other losses and charge-offs                       $ *       $1,303  $ *
Credit card fees paid                              1,149     949     844
Federal deposit insurance and other assessments    *         888     1,402

*Cost did not exceed one percent for the reported period.

Note 18.  Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107). The pronouncement requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practical to estimate the value. SFAS 107 defines a financial instrument as cash, evidence of ownership in an entity, or a contract that conveys or imposes on an entity that contractual right or obligation to either receive or deliver cash for another financial instrument. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments presented below. The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts which will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.

                          1996                1995
(Amounts in Thousands)    Carrying            Carrying
                          Amount    Fair Value          Amount    Fair Value
Assets:
Cash and due from banks   $ 27,369  $ 27,369  $ 23,911  $ 23,911
Securities available for sale       136,113   136,113   121,193   121,193
Investment securities     100,328   101,200   125,385   126,757
Federal funds sold        -         -         2,360     2,360
Loans (net of reserve for
possible loan losses)     538,716   537,566   476,830   475,199
Interest receivable       6,341     6,341     6,620     6,620

Liabilities:
Demand deposits           89,902    89,902    86,460    86,460
Interest-bearing demand deposits    93,303    93,303    93,568    93,568
Savings deposits          132,590   132,590   136,525   136,525
Time deposits             327,702   329,311   306,170   307,575
Securities sold under agreements
to repurchase             53,031    53,031    50,205    50,205
Federal funds purchased   25,468    25,468    -         -
Interest, taxes and other
obligations               11,217    11,217    11,778    11,778
Other indebtedness        15,126    14,831    15,136    15,139


Financial Instruments with Book Value Equal to Fair Value
The book values of cash and due from banks, interest-bearing balances with banks, federal funds sold and purchased, securities sold under agreements to repurchase, interest receivable, and interest, taxes and other liabilities are considered to be equal to fair value as a result of the short-term nature of these items.

Securities Available for Sale
For securities available for sale, fair value is based on current market quotations where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments.

Investment Securities
For investment securities, fair value has been based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments.

Loans
For all categories of loans, such as some residential mortgages, fair value is estimated by discounting the future cash flows using the current rates for similar loans.

Deposits
Deposits without a stated maturity, including demand, interest-bearing demand, and savings accounts, are reported at their carrying value in accordance with SFAS 107. No value has been assigned to the franchise value of these deposits. For other types of deposits with fixed maturities, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on deposits with similar characteristics and maturities.

Other Indebtedness
Fair value has been estimated based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

Commitments to Extend Credit, Stand-by Letters of Credit, and
Financial Guarantees
The amount of off-balance sheet commitments to extend credit, stand-by letters of credit, and financial guarantees, is considered equal to fair value. Because of the uncertainty involved in attempting to assess the likelihood and timing of commitments being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the given value of the commitment.

Note 19.  Parent Company Financial Information

Condensed financial information related to FCFT as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994 are as follows:

CONDENSED BALANCE SHEETS

(Amounts in Thousands)
December 31
                               1996      1995
Assets:
Cash                           $ 2,493   $ 494
Investment in subsidiaries     83,996    79,819
Other assets                   2,942     308
Total Assets                   $89,431   $80,621

Liabilities:
Other liabilities              $ 106     $ 161
Stockholders' Equity:
Common stock                   23,022    23,022
Additional paid-in capital     20,343    20,372
Retained earnings              47,248    39,712
Treasury stock                 (1,288)   (2,646)
Total Stockholders' Equity     89,325    80,460
Total Liabilities and Stockholders' Equity         $89,431        $80,621

CONDENSED STATEMENTS OF INCOME

(Amounts in Thousands Except Per Share Data)
                               Years Ended December 31
                               1996      1995      1994
Cash dividends received from subsidiary banks      $ 9,825$ 7,000       $6,650
Revenue                        123       615       53
Operating expense              (267)     (152)     (355)
                               9,681     7,463     6,348
Income tax (expense) benefit   51        (152)     302
Equity in undistributed earnings of subsidiaries   4,185 5,478           4,804
Net Income                     $13,917   $12,789   $11,454
Net Income Per Share           $ 3.09    $ 2.85    $ 2.53

CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

                               Years Ended December 31
                               1996      1995      1994

Cash flows from operating activities:
Net income                     $13,917   $12,789   $11,454
Adjustments to reconcile net income
to net cash provided by operating activities:
Gain on sales of assets        -         (547)     -
Amortization of intangibles    -         -         199
Equity in undistributed earnings
of subsidiaries                (4,185)   (5,478)   (4,804)
(Increase) decrease in other assets      (890)     (159)   220
(Decrease) increase in other liabilities (54)      120(602)
Other net                      49        38        30
Net cash provided by investing activities8,837     6,763   6,497

Cash flows from investing activities:
Purchase of other investments  (1,745)   (23)      (900)
Proceeds from sale of securities
available for sale             -         1,454     -
Net cash (used in) provided by investing activities(1,745) 1,431     (900)

Cash flows from financing activities:
Acquisition of treasury stock  (170)     (839)     (1,104)
Dividends paid                 (6,422)   (5,525)   (4,714)
Reissuance of treasury stock   1,499     -         -
Net cash used in financing activities    (5,093)   (6,364) (5,818)
Net (decrease) increase in cash and
cash equivalents               1,999     1,830     (221)
Cash and cash equivalents at beginning of year     494(1,336)   (1,115)
Cash and cash equivalents at end of year 2,493     494$(1,336)


Deloitte & Touche LLP
2500 One PPG Place
Pittsburgh, Pennsylvania
15222-5401

Independent Auditors' Report

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF FCFT, INC.,

We have audited the accompanying consolidated balance sheets of FCFT, Inc.

and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996.  These financial statements are the responsibility of FCFT's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining,

on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FCFT, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31,

1996 in conformity with generally accepted accounting principles.





Pittsburgh, Pennsylvania

January 30, 1997

Report on
Management's
Responsibilities



The management of FCFT, Inc. is responsible for the integrity of its financial statements and their preparation in accordance with generally accepted accounting principles.  To fulfill this responsibility requires the maintenance of a sound accounting system supported by strong internal controls.  The Company believes it has a high level of internal control which is maintained by the recruitment and training of qualified personnel,

appropriate divisions of responsibility, the development and communication of accounting and other procedures, and comprehensive internal audits.

Our independent auditors (Deloitte & Touche LLP) are engaged to examine,

and render an opinion on, the fairness of our consolidated financial statements in conformity with generally accepted accounting principles.

Our independent auditors evaluate the effectiveness of our internal accounting control systems, review selected transactions and carry out other auditing procedures before expressing their opinion on our consolidated financial statements.

The Board of Directors has appointed an Audit Committee composed of outside directors which periodically meets with the independent auditors, bank examiners, management and internal auditors to review the work of each.

The independent auditors, bank examiners and the Company's internal auditors have free access to meet with the Audit Committee without management's presence.



James L. Harrison, Sr.

President & Chief Executive Officer


John M. Mendez
Vice President & Chief Financial Officer

Board of Directors, FCFT, Inc.



Sam Clark
Agent, State Farm Insurance

Allen T. Hamner
Professor of Chemistry, West Virginia
Wesleyan College; Member Executive
Committee

James L. Harrison, Sr.
President and Chief Executive
Officer, FCFT, Inc.; Member Executive
Committee; President, First
Community Bank, Inc.; and First
Community Bank of Mercer County,
Inc.

B. W. Harvey
President, Highlands Real Estate
Management, Inc.; Vice President,
Acme Markets of Virginia, Inc.;
Former President and Chief
Executive Officer, Bluefield Supply
Company

I. Norris Kantor
Partner, Katz, Kantor & Perkins,
Attorneys-at-Law; Member of Audit
Committee

John M. Mendez
Vice President & Chief Financial
Officer, FCFT, Inc.; Vice President -
Finance & Chief Administrative
Officer, First Community Bank, Inc.
and First Community Bank of Mercer
County, Inc.

A. A. Modena
Past President & Chief Executive
Officer, The Flat Top National Bank of
Bluefield; Member Executive
Committee

Robert E. Perkinson, Jr.
Vice President - Operations, MAPCO
Coal, Inc. - Virginia Region

William P. Stafford
President, Princeton Machinery
Service, Inc.; President, Melrose
Enterprises, Ltd.; Chairman, FCFT,
Inc.; Member Executive Committee;
Member Audit Committee

William P. Stafford, II
Attorney-at-Law, Brewster, Morhous
& Cameron

W. W. Tinder, Jr.
Chairman of the Board and Chief
Executive Officer, Tinder Enterprises,
Inc.; President, Tinco Leasing
Corporation (Real Estate Holdings);
Member Executive Committee

Harold M. Wood
Owner and Operator, Wood's
General Store; Chairman of Audit
Committee

Officers, FCFT, Inc.

James L. Harrison, Sr.
President and Chief
Executive Officer

John M. Mendez
Vice President and Chief
Financial Officer

Robert L. Buzzo
Vice President and Secretary

Directors

Nick Ameli, Jr., CLU, ChFC
Sales Manager,
New York Life Insurance

K.A. Ammar, Jr.*
President and Chief Executive Officer,
Ammar's Inc. and Magic Mart

H.C. Arnold, Jr.
Retired Public Accountant

Dr. James P. Bailey *
Veterinarian, Veterinary Associates, Inc.

William B. Belchee
Retired Bluefield Division Manager, Appalachian Power Company;
President, Welch Insurance Agency

Claude E. Blankenship
Officer, C and R Furniture: Former Mercer County Commissioner

W.C. Blankenship, Jr.
Chairman of the Board, Citizens Bank of Tazewell, Inc,; Agent,
State Farm Insurance

F.K. Blizzard
Retired, Blizzard's Inc.

G. Ross Boyce
Retired Senior Vice President, The Flat Top National Bank of Bluefield

D.L. Bowling, Jr.*
President, True Energy, Inc.

Robert L. Buzzo*
Vice President and Secretary, FCFT, Inc.; Chief Executive Officer, First Community Bank of Mercer County, Inc.- Bluefield

Sam Clark*
Agent, State Farm Insurance

W. Paul Cole, Jr.
President, Cole Chevrolet-Cadillac, Inc. and Cole Motor Company; Chairman of the Board, Truck City Parts, Inc.

L.M. Compton
President, Compton Enterprises

Lillian S. Cooke
Private Investor

C. William Davis*
Attorney at Law, Richardson, Kemper, Hancock and Davis

H.R. Davis
Auctioneer

Frank Ferrante *
Retired Owner of Frankie's LaSalute

Lloyd D. Feuchtenberger, Jr.
Retired Bakery Executive

Chester H. Friedl
Pharmacist

H.A. Goodykoontz, Jr.
Retired Pharmacist

Owen R. Griffith, Jr.
Retired President and Chief Executive Officer, First Community Bank, Inc.

Anthony A. Gum
Mayor, City of Buckhannon; Chairman, Business and Economics Division, West Virginia Wesleyan College

Allen T. Hamner, Ph.D.*
Professor of Chemistry, West Virginia Wesleyan College

W.T. Hancock
Of Counsel, Richardson, Kemper, Hancock and Davis

James L. Harrison, Sr.*
President and Chief Executive Officer, FCFT, Inc.; President, First Community Bank, Inc.; and First Community Bank of Mercer County, Inc.

B.W. Harvey*
President, Highlands Real Estate Management, Inc.; Vice President, Acme Markets of Virginia, Inc.

Chapman I. Johnston, Jr.
Retired Chairman of the Board, Bluefield Supply Company

I. Norris Kantor*
Partner, Katz, Kantor and Perkins, Attorneys-At-Law

Walden M. Keene
Retired Coal Operator

Dr. John S. Lambert, Jr.
Dentist

M. Neil Lohr
Pharmacist, Princeton Pharmacy

Directors

Richard L. Lowry
President, Murphy Insurance Agency

Dr. B.J. Martin, D.M.D.
Martin Dental Associates

John P. McCabe
Retired Vice Chairman of the Board, First Community Bank, Inc.

A. Herbert McClaugherty
President, The Dean Company

John M. Mendez*
Vice President and Chief Financial Officer, FCFT, Inc.; Vice President-Finance and Chief Administrative Officer, First Community Bank, Inc. and First Community Bank of Mercer County, Inc.

Edgar L. Miller, Sr.
Owner, Edgar's Exxon Service Station

A.A. Modena*
Past Executive Vice President and Secretary, FCFT, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

Dr. Samuel A. Muscari, Sr.
Physician

Nora Belle Pasley
Retired, Peoples Bank of Bluewell

Robert E. Perkinson, Jr.*
Vice President-Operations, MAPCO Coal, Inc.-Virginia Region

Dr. Eduardo D. Plagata
Physician

Alvin E. Platnick*
President, Platnick Steel and Engineering, Inc.

Dr. William Prudich
Physician, Montcalm Medical Services

Bernie Queen
Retired, Amherst Coal Company

Clyde B. Ratliff
President, Gasco Drilling, Inc.

Michael Ross
President, Ross and Wharton Gas Co.

Richard G. Rundle*
Attorney at Law, Rundle and Rundle, LC

M.M. Shumate
Retired

E.T. Smith
President, Smith Services, Inc.

Ira M. Smith*
Attorney at Law, Smith and Lilly

Jack D. Stafford, P.E.
President, Stafford Consultants, Inc.

William P. Stafford*
President, Princeton Machinery Service, Inc.

William P. Stafford, II*
Attorney at Law, Brewster, Morhous and Cameron

William D. Starling
Retired Coal Operator

Robert R. Stuart, Jr.
Retired Bakery Executive

Harold Tomchin
Chairman of the Board, Tomchin Furniture Company

W.W. Tinder, Jr.*
Chairman and Chief Executive Officer, Tinder Enterprises, Inc.

Robert J. Wallace
Attorney at Law, Coleman and Wallace

Harold M. Wood*
Owner, Wood's General Store

C. Paige Wooldridge
Retired Resident Vice President, Norfolk Southern Corporation

Dale F. Woody*
President, Woody Lumber Company

First Community Bank
(A WEST VIRGINIA CORPORATION-MEMBER FDIC)

1001 Mercer Street
Princeton, West Virginia  24740-5939
(304)487-9000 or (304)327-5175
Pine Plaza Branch (304)425-7523
Matoaka Branch (304)467-8860

Blue Prince Road, Green Valley
Bluefield, West Virginia  24701-6160
(304)325-3641

211 Federal Street
Bluefield, West Virginia  24701-0950
(304)325-7151

Highway 52
Bluefield, West Virginia  24701-3068
(304)589-3301

Corner of Bank and Cedar Streets
Pineville, West Virginia 24874-0269
(304)732-7011

600 Guyandotte Avenue
Mullens, West Virginia  25882-1024
(304)294-0700

Route 10, Cook Parkway
Oceana, West Virginia  24870-1680
(304)682-8244

2 West Main Street
Buckhannon, West Virginia  26201-0280
(304)472-1112

Tennerton
Buckhannon, West Virginia  26201

Corner of Main and Latrobe Streets
Grafton, West Virginia  26354-0278
(304)265-1111

216 Lincoln Street
Grafton, West Virginia  26354-1442
(304)265-5111

Main Street
Rowlesburg, West Virginia  26425
(304)454-2431

16 West Main Street
Richwood, West Virginia  26261
(304)846-2641

874 Broad Street
Summersville, West Virginia 26651
(304)872-4402

Route 20 and Williams River Road
Cowen, West Virginia  26206
(304)226-5924

Route 55, Red Oak Plaza
Craigsville, West Virginia  26205
(304)742-5101


Citizens Bank of Tazewell, Inc.

(A VIRGINIA CORPORATION - MEMBER FDIC)


643 E. Riverside Drive
Tazewell, Virginia 24651
(540) 988-5577

Railroad Avenue
Richlands, Virginia 24641
(540) 964-7454

Financial Information


Corporate Headquarters
1001 Mercer Street
P.0. Box 5909
Princeton, West Virginia
24740-5909
(304) 487-9000


Stock Registrar and Transfer Agent
First Community Bank, Inc.
Trust and Financial Services Division
P.0. Box 950
Bluefield, West Virginia 24701-0950
(304) 325-7151


Form 10-K
The Annual Report on Form 10-K, filed with the Securities and
Exchange Commission, is available to shareholders upon request to the Vice President & Chief Financial Officer of FCFT, Inc.


Financial Contact
John M. Mendez
Vice President & Chief Financial Officer, FCFT, Inc.
P. 0. Box 5909
Princeton, West Virginia  24740-5909
(304) 487-9000

(Graph 1)
PROFITABILITY
Return on Average Equity (%)

                    Peer      All
                    Group     Banks     FCFT
1992                12.76     12.10     12.59
1993                12.77     12.90     14.72
1994                12.82     12.30     16.33
1995                13.12     12.57     16.77
1996                12.49     12.76     16.26

(Graph 2)
PROFITABILITY
Return on Average Assets (%)

                    Peer      All       FCFT
                    Group     Banks
1992                1.23      0.95      1.11
1993                1.24      1.08      1.34
1994                1.24      1.09      1.55
1995                1.30      1.16      1.70
1996                1.26      1.18      1.73

(Graph 3)
PERFORMANCE
Net Interest Margin (%)

                    Peer      All       FCFT
                    Group     Banks
1992                4.89      4.69      5.18
1993                4.80      4.73      5.21
1994                4.87      4.83      5.36
1995                4.93      4.85      5.38
1996                4.91      4.76      5.39

(Graph 4)
MARKET VALUE
Price/Book Value (%)

                    Peer      All       FCFT
                    Group     Banks
1992                161.10    133.80    153.80
1993                164.60    138.50    166.90
1994                151.40    127.70    186.00
1995                155.10    140.80    183.50
1996                158.70    151.80    174.60

(Graph 5)
MARKET VALUE
Price/Earnings Per Share (Multiple)

                    Peer      All       FCFT
                    Group     Banks
1992                13.00     12.40     12.70
1993                13.50     11.70     11.80
1994                12.10     10.80     11.50
1995                12.70     12.30     11.00
1996                12.80     12.70     11.20

(Graph 6)
OVERALL SATISFACTION
Norm Comparison (%)
FCFT                          87.9
USA Financial Institutions    81.3
USA Banks                     80.5
USA Credit Unions             86.5
USA S & L's                   80.5

(Graph 7)
EFFICIENCY
Net Operating Expense/Average Assets (%)

                    Peer      All       FCFT
                    Group     Banks
1992                2.39      2.44      2.46
1993                2.37      2.45      2.33
1994                2.34      2.52      2.51
1995                2.28      2.45      2.27
1996                2.20      2.33      2.02

(Graph 8)
EFFICIENCY
Assets/Employee (Millions)

                    Peer      All       FCFT
                    Group     Banks
1992                1.71      1.89      1.91
1993                1.85      1.93      2.05
1994                1.93      1.98      2.11
1995                2.03      2.10      2.16
1996                2.11      2.20      2.27

(Graph 9)
CAPITALIZATION
Equity/Assets (%)

                    Peer      All       FCFT
                    Group     Banks
1992                9.62      7.74      9.04
1993                9.75      8.28      9.32
1994                9.68      8.35      9.43
1995                10.20     8.97      10.31
1996                10.44     8.92      10.67

(Graph 10)
Net Income
(millions)

1992           7,475
1993           9,595
1994          11,454
1995          12,789
1996          13,917

(Graph 11)
Return on Average Equity
(percent)

1992           12.59
1993           14.72
1994           16.33
1995           16.77
1996           16.26

(Graph 12)
Return on Average Assets
(percent)

1992           1.11
1993           1.34
1994           1.55
1995           1.70
1996           1.73

(Graph 13)
Net Income Per Share
(dollars)

1992           1.65
1993           2.12
1994           2.53
1995           2.85
1996           3.09

(Graph 14)
Dividends Per Share
(cents)
               1st       2nd       3rd       4th
               Quarter   Quarter   Quarter   Quarter
1994           .21       .21       .26       .37
1995           .26       .27       .28       .42
1996           .28       .30       .35       .50

(Graph 15)
Net Interest Margin
(percent)
1992           5.18
1993           5.21
1994           5.30
1995           5.38
1996           5.39

(Graph 16)
Tax Equivalent Net Interest Income (millions)

1992           31,537
1993           34,196
1994           36,094
1995           37,759
1996           40,395

(Graph 17)
Other Service Charges, Commissions and Fees (millions)
1992           1,263
1993           1,627
1994           1,843
1995           2,093
1996           2,283

(Graph 18)
Net Overhead Ratio
(percent)
1994           2.51
1995           2.27
1996           2.02

(Graph 19)
Loans
(millions)
1994           421
1995           485
1996           548

(Graph 20)
Loans
(percent)
Loans to Individuals          21.8
Commercial, Financial
and Agricultural              14.5
Real Estate -Construction     1.9
Real Estate-Commercial        30.4
Real Estate-Residential       31.3
All Others                    0.1

(Graph 21)
Risk-Based Capital
(percent)

               Regulatory     Risk-Adjusted
               Minimum        Assets
1992           8.0            14.71
1993           8.0            15.59
1994           8.0            17.22
1995           8.0            17.29
1996           8.0            17.02

SCHEDULE 14A INFORMATION

Proxy Statement Pursuant to Section 14 (a) of the
Securities Exchange Act of 1934
(Amendment No.          )

                            Filed by the Registrant      [X]

                            Filed by a Party other than the Registrant   [  ]

                           Check the appropriate box:

                           [X]    Preliminary Proxy Statement

                           [  ]    Confidential, for Use of the Commission
Only (as permitted by Rule 14a-6 (e) (2) )

                           [  ]    Definitive Proxy Statement

                           [  ]     Definitive Additional Materials

                           [  ]     Soliciting Material Pursuant to
240.14a-11 (c) or 240.14a-12

FCFT, INC.
                             (Name of Registrant as Specified In Its Charter)

N.A.
                                    (Name of Person(s) Filing Proxy Statement
if other than the Registrant)

                                    Payment of Filing Fee (Check the
appropriate box):

                                   [X]    No fee required.

                                   [   ]    Fee computed on table below per
Exchange Act Rules 14a-6 (I) (4) and 0-11.

                                            1)    Title of each class of
securities to which transaction applies:
__________________________________________
__________________________________________

                                            2)    Aggregate number of
securities to which transaction applies:
__________________________________________
__________________________________________

                                            3)    Per unit price or other
underlying value of transaction
                                                   computed pursuant to
Exchange Act Rule 0-11 (Set forth
the amount on which the filing fee is calculated and
state how it was determined:
__________________________________________

4)    Proposed maximum aggregate value of transaction:
_________________________________________

5)    Total fee paid:
_________________________________________

[   ]    Fee paid previously with preliminary materials.

[   ]    Check box if any part of the fee
is offset as provided by
Exchange Act Rule 0-11 (a) (2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

1)    Amount Previously Paid:
__________________________________________

2)    Form, Schedule or Registration Statement No.
__________________________________________

3)    Filing Party:
__________________________________________

4)    Date Filed:
__________________________________________

                                                          FCFT, INC.
                                                        1001 Mercer Street
                                              Princeton, West Virginia 24740

                                                            Notice of 1997
                                               Annual Meeting of Stockholders

To the Stockholders of FCFT, Inc.:

    The ANNUAL MEETING of Stockholders of FCFT, Inc. will be held at Bluefield Country Club, 1501
Whitethorn Street, Bluefield, West Virginia, at 3:00 p.m., local time on April 8, 1997, for the purpose of considering and voting upon the following items as more fully discussed herein.

    1. Election of four directors to serve as members of the Board of Directors, Class of 2000.
    2. Adoption of the agreement of merger between FCFT, Inc., and a newly formed Nevada corporation formed solely to change the corporate domicile of FCFT, Inc. from Delaware to Nevada.
    3. Ratification of the selection of Deloitte & Touche, LLP, Pittsburgh, Pennsylvania, as independent auditors for the year ending December 31, 1997.
    4. Transacting of such other business as may properly come before the meeting, or any adjournment thereof.

    Only Stockholders of record at the close of business on March 10, 1997 are entitled to notice of and to vote at such meeting or at any adjournment thereof.

    To ensure your shares are represented at the Annual Meeting, please complete, sign and return the enclosed proxy as promptly as possible whether or not you plan to attend the meeting. An addressed return envelope is enclosed for your convenience. YOU MAY REVOKE YOUR
PROXY AT ANY TIME
PRIOR TO THE TIME IT IS VOTED.



By Order of the Board of Directors



John M. Mendez, Secretary to the Board

                                                          PROXY STATEMENT

                                                      Annual Meeting of
Stockholders
                                                 To Be Held on Tuesday,
April 8, 1997

    The Board of Directors of FCFT, Inc. (The "Corporation") solicits the enclosed proxy for use at the Annual Meeting of Stockholders of FCFT, Inc., which will be held on Tuesday, April 8, 1997, at 3:00 p.m., (local time) at Bluefield Country Club, 1501 Whitethorn Street, Bluefield, West Virginia, and at any adjournment thereof.
    The expenses of solicitation of the proxies for the meeting, including the cost of preparing, assembling and mailing the notice, proxy statement and return envelopes, the handling and tabulation of proxies received, and charges of brokerage houses and other institutions, nominees or fiduciaries for forwarding such documents to beneficial owners, will be paid by the Corporation. In addition to the mailing of the proxy material, solicitation may be made in person or by telephone or telegraph by offi-cers, directors or regular employees of the Corporation.
    This Proxy Statement and the proxies solicited hereby are being first sent or delivered to stockholders of the Corporation on or about March 11, 1997.

Voting
    Shares of Common Stock ($5 par value per share) represented by proxies in the accompanying form which are properly executed and returned to the Corporation will be voted at the Annual
Meeting in accordance with the stockholder's instructions contained therein. In the absence of contrary instructions, shares represented by such proxies will be voted FOR the election of the nominees as described herein under "Election of Directors" and FOR ratification of the selection of Deloitte
& Touche as independent public accountants for the year ended December 31, 1997. Any stockholder has the power to revoke his proxy at any time before it is voted.
    The Board of Directors has fixed March 10, 1997 as the record date for stockholders entitled to notice of and to vote at the Annual Meeting. Shares of Common Stock outstanding on the record date are entitled to be voted at the Annual Meeting, and the holders of record will have one vote for each share so held in the matters to be voted upon by the stockholders. There are no cumulative voting rights.
    Directors are elected by a plurality of votes present in person or by proxy and entitled to vote, assuming a quorum is present. All other matters coming before the meeting will be determined by majority vote of those present in person or by proxy and entitled to vote. Abstentions and broker non-votes thus have no direct effect on the election of directors, but have the effect of negative votes on other matters considered.
    As of the close of business on March 4, 1997, the outstanding shares of the Corporation consisted of 4,604,423 shares of Common Stock.

                                                             Election of
Directors

    The Corporation's Board of Directors is comprised of twelve directors, including ten non-employee directors, divided into three classes with staggered terms.
All directors are elected for
three-year terms.
    The nominees for the Board of Directors, to serve until the annual meeting of stockholders in 2000, are set forth below. All nominees are currently serving on the Corporation's Board of Directors. In the event any nominee is unable or declines to serve as a director at the time of the Annual Meeting, the proxies will be voted for any nominee who shall be designated by the present Board of Directors to fill the vacancy. In the event that additional persons are nominated for election as directors, the proxy holders intend to vote all proxies received by them for the nominees listed below. All nominees named herein have consented to be named and to serve as directors if elected.

                Principal Occupation and        Director of     Class
                Employment Last Five Years;     Corporation        of
Name    Age     Principal Directorships Since   Director
James L. Harrison, Sr.  49      President & Chief Executive     1989    2000
                Officer of the Corporation;
                President & Director of First
                Community Bank, Inc., First
                Community Bank of Mercer
                County, Inc. & Citizens Bank
                of Tazewell, Inc.

I. Norris Kantor        67      Partner, Katz, Kantor & Perkins,        1989    2000
                Attorneys-at-Law; Director,
                First Community Bank, Inc. &
                First Community Bank of Mercer
                County, Inc.

A.A. Modena     68      Past Executive Vice President and       1989    2000
                Secretary of the Corporation
                (Retired October 1, 1994);
                Director, First Community Bank, Inc.
                & First Community Bank of Mercer
                County, Inc.

William P. Stafford, II 33      Attorney, Brewster, Morhous &   1994    2000
                Cameron; Director, First Community
                Bank, Inc. & First Community Bank
                of Mercer County, Inc.

Continuing Directors
    The following persons will continue to serve as members of the Board of Directors until the Annual
Meeting of Stockholders in the year of the expiration of their designated term. The name, age, principal occupation and certain biographical information for each continuing director is presented below:

                Principal Occupation and        Director of     Class
                Employment Last Five Years;     Corporation        of
Name    Age     Principal Directorships     Since       Director
Sam Clark       65      Agent, State Farm Insurance;    1993    1999
                Director, First Community Bank,
                Inc. & First Community Bank of
                Mercer County, Inc.

Allen T. Hamner 55      Professor of Chemistry, West Virginia   1993    1998
                Wesleyan College; Director, First
                Community Bank, Inc. & First Community
                Bank of Mercer County, Inc.

B.W. Harvey     65      Vice President, Acme Markets of 1989    1998
                Virginia, Inc.; President, Highlands
                Real Estate Management, Inc.;
                Director, First Community Bank, Inc.
                & First Community Bank
                of Mercer County, Inc.

John M. Mendez  42      Vice President & Chief Financial        1994    1998
                Officer of the Corporation; Vice-
                President-Finance & Chief
                Administrative Officer &
                Director, First Community Bank,
                Inc., First Community Bank of
                Mercer County, Inc. & Citizens Bank
                of Tazewell, Inc.

Robert E Perkinson, Jr. 49      Vice President-Operations, MAPCO        1994    1999
                Coal, Inc.; Permac, Inc.; Race Fork
                Coal, Inc.; Director, Virginia Coal
                Association; Director, First
                Community Bank, Inc. & First
                Community Bank of Mercer County, Inc.

William P. Stafford     63      President, Princeton Machinery  1989    1999
                Service, Inc.; President, Melrose
                Enterprises, Ltd.; Chairman of the
                Board of the Corporation; Director,
                First Community Bank, Inc. & First
                Community Bank of Mercer County, Inc.

Continuing Directors
W.W. Tinder, Jr.        71      Chairman & Chief Executive      1989    1999
                Officer, Tinder Enterprises, Inc.;
                President, Tinco Leasing Corporation
                (Real Estate Holdings); Director,
                First Community Bank, Inc. &
                First Community Bank of Mercer County, Inc.

Harold Wood     78      Owner and Operator, Wood's General      1989    1998
                Store; Director, First Community Bank, Inc.
                & First Community Bank of Mercer County, Inc.

Compensation of Directors
    During 1996, non-employee members of the Board of Directors received $500 per month. Directors of the Corporation are also reimbursed for travel or other expenses incurred in attendance at Board or committee meetings. Directors who are employees of the Corporation receive no additional compensation for service on the Board or its committees.

Meeting Attendance
    The Board of Directors held 11 meetings during 1996. All directors and those nominees who are cur-rently directors attended at least 75% of all meetings of the Board and any committee of which they are a member with the exception of I. Norris Kantor who attended eight meetings.

Board Committees
    The Board of Directors of the Corporation has an Audit Committee consisting of Messrs. Kantor,
Chairman; Wood; and William P.Stafford, all non-employee members of the Board. The Audit Committee of the Board of Directors, which held four meetings during 1996, reviews and acts on reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of the Corporation, the nature of service performed for the Corporation by and the fees to be paid to the independent auditors, the perfor-mance of the Corporation's independent and internal auditors and the accounting practices of the
Corporation. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board (subject to stockholders ratification). The Board does not maintain Nominat-ing or Compensation Committees.

Transactions With Directors and Officers
    Some of the directors and officers of the Corporation and members of their immediate families are at present, as in the past, customers of the Corporation's subsidiary banks, and have had and expect to have transactions with the banks. In addition, some of the directors and officers of the Corporation are, as in the past, also officers of or partners in entities which are customers of the banks and which have had and expect to have transactions with the banks. Such transactions were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

Principal Stockholders
    The following sets forth information with respect to those persons, who to the knowledge of man-agement, beneficially owned more than 5% of the Corporation's outstanding stock as of March 4,
1997. All shares are subject to the named entity's sole voting and investment power.

Title of        Name and Address        Shares Beneficially     Percent
Class   of Beneficial Owner          Owned      of Class
Common  The H.P. and Anne S. Hunnicutt Foundation        (1) 517,120    11.44%
                  P.O. Box 309, Princeton, WV  24740

(1) William P. Stafford is deemed beneficial owner of the same shares by virtue of his position as
President of the Foundation.

Ownership of Common Stock by Directors and Executive Officers
    The following table sets forth the beneficial ownership of the Common Stock of the Corporation as of March 4, 1997, by each director and nominee, each executive officer named in the Summary
Compensation Table, and all directors and executive officers as a group including each executive officer named in this Proxy Statement.

                Percent of Class
Name of Group   Number of Shares        Beneficially Owned
Sam Clark            20,316                *
Allen T. Hamner        1,688               *
James L. Harrison, Sr.       28,594                *
B.W. Harvey            3,772               *
I. Norris Kantor               9,791               *
John M. Mendez         8,893               *
A.A. Modena          17,639                *
Robert E. Perkinson, Jr. (1)           9,082               *
William P. Stafford (2)      91,214           2.02%
William P. Stafford, II      62,510           1.38%
W.W.Tinder, Jr.      32,400                *
Harold Wood          10,840                *

All Directors and Executive Officers
as a group (Twelve Persons)         296,739          6.57%

    (1) Mr. Perkinson serves as Co-trustee of the Trust Under Agreement for Robert E. Perkinson, Sr., and by virtue of voting power is deemed to share beneficial ownership of an additional 129,987 shares or 2.88% of the Corporation's outstanding stock held by the Trust.

    (2) Mr. Stafford serves as President of The H.P. and Anne S. Hunnicutt Foundation, and by virtue of voting power is deemed beneficial owner of an additional 517,120 shares or 11.44% of the
Corporation's outstanding stock held by the Foundation.

*Less than one percent.

Reports of Changes in Beneficial Ownership
    Based on a review of the forms submitted to the Corporation during and with respect to its fiscal year ended December 31, 1996, no person required to file reports pursuant to Section 16 of the Securities Exchange Act of 1934 failed to file any such report on a timely basis during that year.

                                           Report on Executive Compensation

Executive Compensation Policy

    Executive officers of the Corporation are not compensated by the Corporation, but rather, by a wholly-owned subsidiary bank. Accordingly, compensation of the executive officers who qualify for dis-
closure is determined by the subsidiary bank's Executive Committee (executive management in the case of Mr. Mendez), consisting of bank directors Bailey, Harvey, Perkinson, William P. Stafford, and Tinder. Although a member of the Executive Committee, Mr. Harrison does not participate in any Committee discussions related to his employment provisions or compensation. Executive compensations (including compensation of the Chief Executive Officer), as determined by the Executive Committee
("Committee"), is not tied directly to Company performance through specific criteria. The compensa-
tion policy of the Committee is to provide competitive levels of compensation with appropriate recog-
nition of responsibility of the respective officers. Management compensation is intended to be set at levels that the Committee believes to be consistent with other companies in the banking industry of
similar size, operations, and performance.
                                                                      Dr.
James P. Bailey            Robert E. Perkinson, Jr.
                                                                      B.W.
Harvey                       William P. Stafford

                                    W.W. Tinder, Jr.

Executive Compensation for the Years Ended December 31, 1996, 1995 and 1994
    The following summary compensation table sets forth the information concerning compensation for services in all capacities awarded to, earned by or paid to the Corporation's President and Chief
Executive Officer and to other executive officers of the Corporation whose salary and bonus exceeded
$100,000 during the years ended December 31, 1996, 1995, and 1994.

                                            Summary Compensation Table

        Capacities in Which                             Other Annual
Name of Individual               Served     Year                Salary       Bonus       Compensation
James L. Harrison, Sr.  President , Chief Exec-     1996         $189,999        -----  $32,054
        utive Officer & Director            1995         193,821        -----   57,115
        of the Corporation; President       1994         193,595        -----   21,511
        & Director of First Community
        Bank, Inc. & First Community
        Bank of Mercer County, Inc.
        & Citizens Bank of Tazewell, Inc.

John M. Mendez  Vice President & Chief      1996          134,978       $14,295 $5,460
        Financial Officer and Director  1995    123,365 22,533  7,130
        of the Corporation;     1994    113,195 12,108  6,316
        Vice President-Finance,
        Chief Administrative Officer &
        Director of First Community
        Bank, Inc., First Community
        Bank of Mercer County, Inc. &
        Citizens Bank of Tazewell, Inc.

No long term compensation is paid to the named executive officers.

Comparative Performance of the Company
    The following chart compares cumulative total shareholder return on the Corporation's common stock for the five-year period ended December 31, 1996 with cumulative total shareholder return of 1)
The Standard & Poore's 500 market index ("S & P 500"); and 2) a group of four Peer Bank Holding
Companies ("Peer"), selected by management of the Corporation based upon relative asset size and geographic location. The graph assumes an initial investment of $100 on December 31, 1991 in the
Corporation's common stock and each of the comparative investments with dividends from each of the investments reinvested at year-end in additional shares of the stock at the then current market value.

        FCFT, INC.      S &P 500        PEER
12/31/91        90      100     123
12/31/92        107     108     207
12/31/93        216     118     200
12/31/94        278     120     181
12/31/95        312     164     224
12/31/96        326     202     232

Employment Contracts
    Under the provisions of employment contracts with Messrs. Harrison and Mendez, in the event of a change in control of the Corporation, Harrison and Mendez may elect to terminate services and be compensated at their annual salary for the balance of the term of the contract or for a period of twelve months, whichever is greater. In the event either officer is dismissed for reasons other than cause, as defined, he will be compensated at his annual salary for the balance of the term of the three-year con-tract, or twelve months, whichever is greater.

Retirement Benefits
    Through October 1996, the Corporation and its subsidiaries maintained a non-contributory Defined
Benefit Pension Plan, for all employees meeting certain eligibility requirements. In October 1996, bene-fits under this plan were frozen with termination of the plan set for November 1996. Future retirement benefits will be provided principally through the Company's Employee
Stock Ownership and Savings
Plan.
    Annual benefits payable upon retirement to eligible employees were calculated as the sum of (i) the product of one percent of the employee's highest ten-year average compensation, (up to $150,000), multiplied by the years of service; and (ii) one-half of one percent of the employee's highest ten-year average compensation in excess of $7,800 (up to $150,000), multiplied by years of service not in excess of 35. An employee's highest ten-year average compensation consists of 1/10th of all amounts received by an employee as remuneration during the highest 10 consecutive years of compensation during the
15 years of service immediately preceding the normal retirement date, the early retirement date or the disability retirement date. With the pending termination of this plan, benefits as computed above will become payable in the form of private annuities or the actuarial equivalent of the life annuities at date of termination.

    The following table includes the approximate annual retirement benefits that will be payable in a life annuity form under various assumptions as to salary and years of credit service classifications:

10-Year Highest         Years of Service
Compensation    15      25      35      45
$75,000.00      $16,920 $27,150 $38,010 $45,510
$100,000.00     $21,915 $36,525 $51,135 $61,135
$125,000.00     $27,540 $45,900 $64,260 $76,760
$150,000.00     $33,165 $55,275 $77,385 $92,385
$175,000.00     $33,165 $55,275 $77,385 $92,385
$200,000.00     $33,165 $55,275 $77,385 $92,385
$225,000.00     $33,165 $55,275 $77,385 $92,385

    Compensation for purposes of the plan consists of all salary and earned income paid by the
Corporation and is substantially identical to amounts reported in the Summary Compensation Table. The benefits listed in the table above are computed on the basis of a straight life annuity and are subject to any deductions for social security benefits or other off-set amounts.
    As of October 31, 1996, the date of the benefit freeze, the credited years of service under the retire-ment plan for the individuals named in the Summary Compensation Table were as follows: James L.
Harrison, Sr.-12 years and John M. Mendez-12 years.

Employee Stock Ownership And Savings Plan
    The individuals listed in the Summary Compensation Table are covered under the Company's
Employee Stock Ownership And Savings Plan ("ESOP"). Contributions to the ESOP portion of the plan are made annually at the discretion of the Board of Directors. Allocations of those contributions to par-ticipant's accounts are made on the basis of relative compensation (up to $150,000). Allocations to the accounts of the individuals named in the Summary Compensation Table for the 1996 year were: James
L. Harrison, Sr.-$10,500; and John M. Mendez-$10,500.
    The 401(k) Savings portion of the plan matches deferred employee contributions at the rate of 25% up to 6% of compensation. Matching contributions for 1996 for the covered persons listed in the
Summary Compensation Table were as follows: James L. Harrison, Sr.-$2,250; and John M. Mendez-$2,250.

Wrap Plan
    In July 1996, the Corporation created a Supplemental Executive
Retirement Plan ("Plan") for the purpose of providing deferred compensation which cannot be accumulated under the Basic Savings Plan due to the deferral limitations on tax-qualified pension plan benefits and contributions for highly compensated employees. The Company makes a nonqualified matching credit on employee contributions at the rate of 25% up to 6% of compensation to the extent not included in the basic plan. There were no matching contributions for 1996 for the covered persons listed in the Summary Compensation Table.

Change in Corporate Domicile
    The Corporation is currently organized under the laws of the state of Delaware. The proposed change in domicile to the state of Nevada will, at current rates, save approximately $50,000 per year in franchise taxes. The change will be effected by formation of a new Nevada corporation and merging the Corporation into it, with the Nevada corporation to be the survivor, pursuant to an agreement of merger (the "Agreement") between the Corporation and the new Nevada corporation.
    The Agreement provides that on the effective date of the merger, outstanding shares will be exchanged on a one for one basis; and each stockholder will have exactly the same interest in the new corporation after that date as he or she previously held in the Corporation. The transaction will be free of tax consequences and no material impact on the market for the Corporation's common stock is expected. The articles of incorporation and bylaws of the new corporation will be similar to those of the Corporation; and the new corporation will have a capital structure identical to that of the Corporation, as shown in the financial statements contained in the accompanying annual report to stockholders. The rights of stockholders under Nevada law will be similar to their former rights under Delaware law. The officers, directors, employees and executive offices of the Corporation will not change, and the new corporation will succeed to all assets and liabilities of the Corporation. After the effective date, the Nevada corporation will be operated in the same manner as the Corporation, with the same policy as to dividends and similar matters.

    The proposal must be approved by the holders of a majority of the Corporation's outstanding shares, and is subject to approval by the Federal Reserve Board.

THE BOARD OF DIRECTORS RECOMMENDS ADOPTION OF THE AGREEMENT OF MERGER CHANGING THE CORPORATION'S DOMICILE.

Ratification of the Selection of Auditors

    Pursuant to the Bylaws of the Corporation, stockholders will be asked to ratify the selection of
Deloitte & Touche, LLP, Pittsburgh, Pennsylvania, as independent auditors of the Corporation and its sub-sidiaries for the fiscal year ending December 31, 1997. The firm of Deloitte & Touche, LLP, as independent auditors has examined the financial statements of the Corporation and its subsidiaries each year since 1985 and has no relationship with the Corporation or its subsidiaries except in its capacity as auditors. In connection with its audit of the Corporation's financial statements for the years ended December 31, 1985 through 1996, Deloitte & Touche, LLP, reviewed the Corporation's annual reports to stockholders and its filings with the Securities and Exchange Commission and conducted reviews of quarterly reports to stockholders.
    The Audit Committee of the Board of Directors recommended to the Board of Directors that Deloitte
& Touche, LLP, be appointed as independent auditors for the year ended December 31, 1997. The Board of Directors has made that appointment and recommends that the stockholders ratify the selection of Deloitte & Touche, LLP, as independent auditors for the ensuing year.
    A representative of Deloitte & Touche, LLP, is not expected to be present at the meeting . However, inquiries or questions of Deloitte & Touche, LLP, may be directed to Mr. Kenneth A. Liss, Partner, Deloitte & Touche, LLP, 2500 One PPG Place, Pittsburgh, PA 15222-5401, (412) 338-7200.

                                                               Other Matters

    All properly executed proxies received by the Corporation will be voted at the meeting in accor-dance with the specifications contained thereon. The Board of Directors knows of no other matter which may properly come before the meeting for action. However, if any other matter does properly come before the meeting, the persons named in the proxy materials enclosed will vote in accordance with their judgment upon such matter.

                                                          Stockholder Proposals

    If any stockholder intends to present a proposal at the 1998 Annual Meeting, such proposals must be received by the Corporation at its principal executive offices on or before November 13, 1997.
Otherwise, such proposal will not be considered for inclusion in the Corporation's Proxy Statement for such meeting.

    You are urged to properly complete, execute and return the enclosed form of proxy.

By Order of the Board of Directors



John M. Mendez, Secretary to the Board
March 11, 1997

Proxy for Annual Meeting of Stockholders
FCFT, INC. 1001 MERCER STREET, PRINCETON, WEST VIRGINIA 24740
THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

The undersigned hereby constitutes and appoints Robert L. Schumacher and Barbara J. Buchanan, or either of them, attorney and proxy with full power of substitution, to represent the undersigned at the Annual Meeting of the Stockholders of FCFT, Inc. (the "Corporation") to be held on Tuesday, April 8, 1997, at Bluefield Country Club, Whitethorn Street, Bluefield, West Virginia 24701, at 3:00 p.m., local time, and any adjournment thereof, with all power then possessed by the undersigned, and to vote, at that meeting or any adjournment thereof, all shares which the undersigned would be entitled to vote if personally present.

1.  FOR  [   ]  the election of 4 directors-Class of 2000
     James L. Harrison, Sr.    A.A. Modena
      I. Norris Kantor             William P. Stafford, II

     WITHHOLD AUTHORITY  [   ]
      You may withhold authority to vote for any nominee by lining through or otherwise striking out his name.

2. To adopt the agreement of merger by which the Corporation will change its corporate domicile from Delaware to Nevada.
FOR  [   ]   AGAINST  [   ]  ABSTAIN  [   ]

3. To ratify the selection of the firm Deloitte & Touche, LLP, Pittsburgh, Pennsylvania, as independent auditors for the Corporation for the fiscal year ending December 31, 1997.
FOR   [   ]    AGAINST   [   ]   ABSTAIN   [   ]

4.  To vote upon such other business as may properly come before this meeting.

CONTINUED ON REVERSE
SHARES REPRESENTED BY THIS PROXY WILL BE VOTED AS SPECIFIED. IF AUTHORITY IS NOT WITHHELD OR IF NO CHOICE IS SPECIFIED, THIS PROXY WILL BE VOTED FOR
ITEMS 1, 2 AND 3 ABOVE.

Dated: _________________________, 1997     ________________________________

     Signature of Stockholder


    ________________________________

   Signature of Stockholder

[   ] Please check if you plan to attend the Stockholder's Meeting on April 8,
1997.

Please sign your name(s) exactly as shown imprinted hereon. If more than one name appears as part of registration name, all names must sign. If acting in executor, trustee or other fiduciary capacity, please sign as such.

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-72616 of FCFT, Inc. on Form S-8 of our report dated January 30, 1997, appearing in and incorporated by reference in this Annual Report on Form 10-K of FCFT, Inc. for the year ended December 31, 1996.



/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 31, 1997