Form 10-K/A
period 1996-12-31
FCFT INC
filed 1997-05-06
CIK 859070

FCFT, Inc.
P O Box 5909
Princeton, West Virginia  24740

May 6, 1997

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10K/A.

Sincerely,



FCFT, Inc.

Vivian Perry
Financial Accountant

                                                           UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                                     Washington, D.C.  20549
                                                                     Form 10-K/A
                                      [X] Annual Report Pursuant to Section
13 or 15(d)
                                   of the Securities Exchange Act of 1934
(Fee Required)

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

Form 10-K A Information

Table of Contents
1996 Form 10-K A Annual Report


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

Part I

Item 1.  Business

FCFT, Inc. (Registrant) was incorporated in November 1989, under the laws of the State of Delaware to serve as the holding company for and to facilitate the merger of First Community Bancshares, Inc. (First) and Flat Top
Bankshares, Inc. (Flat Top). First was a Delaware bank holding company with one wholly-owned subsidiary, First Community Bank, Inc. (FCB), a state-chartered West Virginia bank headquartered in Princeton, West Virginia.
Flat Top was a West Virginia bank holding company headquartered in Bluefield, West Virginia, with two wholly-owned subsidiaries, The Flat Top National Bank of Bluefield (FTNB), a National Association, and Peoples Bank of Bluewell
(PBB), a state-chartered West Virginia bank. On May 9, 1990, the shareholders of First and Flat Top approved the Agreement and Plan of Merger providing for the acquisition by merger of First and Flat Top by FCFT, Inc. The mergers were accomplished through the exchange of the Registrant's common stock on a 1 for 1 basis for First shares and on a 1.65 for 1 basis for Flat Top shares. First shareholders also received a one-time special dividend of $.58 in cash for each share of First common stock. The combination has been accounted for similar to a pooling as to First and as a purchase transaction as to Flat Top with Flat Top treated as the acquiree for accounting purposes. After the mergers, FCFT, Inc. operated as the surviving holding company for the three constituent banks described above as well as First Federal Savings Bank (FFSB) which was acquired in November 1990.

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

At the close of business on
September 26, 1996, First Community Bank, Inc. acquired the Grafton and
Rowlesburg, West Virginia branches of Huntington National Bank West Virginia.
The acquisition of these branches added approximately $21 million in deposits.
The intangible value of this transaction totaled approximately $1 million which will be amortized over a 15 year period. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated results in periods after September 26, 1996 will include the operations of the Grafton and Rowlesburg branches only from the date of acquisition.

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

The principal lending activities of the banks are concentrated primarily within the market areas immediately surrounding their banking operations. These are areas with which bank personnel are most acquainted and are within reasonable distances of the banks which allows for timely communications with customers as well as periodic inspections of collateral.

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

Competition

The Company's subsidiaries have been able to compete effectively with other financial institutions in their respective market areas. The subsidiaries emphasize customer service in an effort to establish long-term customer relationships and build customer loyalty. The Company has consolidated services such as data processing, accounting, loan review and compliance, and internal audit services to enhance the ability to compete effectively in its respective markets.

Supervision and Regulation

The Registrant is a bank holding company within the meaning of the Bank
Holding Act of 1956 (Act), as amended, and is registered as such with the Board of Governors of the Federal Reserve System. The Registrant is required to file with the Board of Governors quarterly reports of the Registrant and its subsidiaries and such other information as the Board of Governors may require. The Federal Reserve makes periodic examinations of the Registrant typically on an annual basis. The Act requires every bank holding company to obtain prior approval of the Board of Governors before acquiring substantially all the assets or direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities.

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



1.  Distribution of Assets, Liabilities and Stockholders' Equity, Interest Rates and
Interest Differential
     A. & B.    Average Balance Sheets--Net Interest Income Analysis
                               1996              1995             1994
(Amounts in Thousands,  Average     Interest    Yield/Rate Average       Interest   Yield/Rate
Average      Interest    Yield/Rate
  except %)             Balance         (1)           (1)  Balance          (1)            (1)
Balance          (1)            (1)

Earning Assets:
Loans (2)
    Taxable            $507,554     $49,443       9.74%    $428,242    $41,451   9.68%   $386,510
$35,248       9.12%
     Tax-Exempt             15,401       1,708   11.09%         16,755      1,866     11.14%
18,768          1,993    10.62%
      Total              522,955      51,151      9.78%      444,997     43,317  9.73%     405,278
37,241        9.19%
Reserve for Possible
   Loan Losses             (8,797)  ______      ______         (8,238) ______  ______        (9,467)
______      ______
    Net Total            514,158      51,151      9.95%      436,759     43,317  9.92%     395,811
37,241        9.41%
Securities Available For
    Sale:
    Taxable              104,112        6,690     6.43%        92,550      5,925      6.40%
96,856          6,326      6.53%
    Tax-Exempt             15,472       1,333     8.61%             156            12      7.69%
0                      0        0%
    Total                119,584        8,023     6.71%        92,706    5,937   6.40%       96,856
6,326         6.53%
Investment Securities:
    Taxable                65,857       4,233     6.43%      112,021       7,043      6.29%
124,357         7,469      6.01%
    Tax-Exempt             47,026       3,776     8.03%        55,216      4,659      8.44%
52,170          4,345      8.33%
     Total               112,883        8,009     7.09%      167,237     11,702  7.00%
176,527       11,814       6.69%
Interest-Bearing
    Deposits              750          28   3.73%              388              22    5.67%
3,501              216     6.17%
Federal Funds Sold           2,188         117    5.35%          4,473        263     5.88%
8,737              343     3.93%
    Total Earning Assets        749,563     67,328      8.98%       701,563      61,241    8.73%
681,432       55,940       8.21%
Other  Assets               54,758   ______      ______         52,114  ______  ______
57,092      ______ ______
     Total             $804,321             $753,677              $738,524
                       ======             ======                ======
Interest-Bearing
    Liabilities:
Interest-Bearing
    Demand             $  92,857        2,519     2.71%    $  98,405       2,656      2.70%
$108,407        2,960      2.73%
Savings Deposits         134,178        4,150     3.09%      140,810       4,352      3.09%
153,325         4,760      3.10%
Time Deposits            313,899      16,501      5.26%      290,725     13,913  4.79%
276,896       10,571       3.82%
Short-Term Borrowings      64,933       2,886     4.44%        45,868      1,945      4.24%
31,779             890     2.80%
Long-Term Borrowings       15,130          877    5.80%        10,401         616     5.92%
11,554            665      5.76%
     Total Interest-Bearing
     Liabilities         620,997      26,933      4.34%      586,209     23,482  4.01%     581,961
19,846        3.41%

Demand Deposits            84,265                   80,447               77,132
Other Liabilities          13,465                   10,761            9,293
Stockholders' Equity       85,594                    76,260              70,138
                       _______                 _______          _______
     Total             $804,321                 $753,677        $738,524
                       ======                    ======         ======
Net Interest Income           $40,395              $37,759           $36,094
                                                 ====                     ======
=====
Net Interest Rate Spread (3)                4.64%              4.72%             4.80%

Net Interest Margin (4)                    5.39%               5.38%             5.30%
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

FIRST COMMUNITY BANK, INC.

Wyoming County- Two-story banking offices with an off-premise drive-up facility located in Pineville, West Virginia, acquired in 1961;
two-story banking offices with drive-up located in Oceana, West Virginia, constructed in 1984; branch office with drive-up located in Mullens, West Virginia, constructed in 1984; moveable, modular branch office with drive-up/walk-in located in Pineville, West Virginia, constructed in 1984; three automated teller machines.

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

Settlement negotiations commenced in the fourth quarter of 1996 and have yielded an agreement in principal providing for the settlement of all outstanding issues relating to the judgment, including the offset claims, and in two related pending litigations (one, a civil matter in state court and the other, a mechanics' lien assertion in Federal Bankruptcy Court). The significant provisions of the proposed compromise, which is expected to be finalized in the First Quarter of 1997, are as follows: In the settlement of the judgment against the Company, and the two related litigations, the Company and third parties, including its insurance carrier, have agreed to pay sums aggregating $733,000 to the judgment plaintiffs and to the plaintiffs in the related civil matters including the sum of $228,000 to plaintiffs' counsel. Payment of the settlement by the Company will result in full settlement of the judgment and the two related civil matters. A third party bank and co-defendant in one of the related civil matters has agreed to forgive indebtedness under a $200,000 note made by the third party plaintiff in that matter. The Company will also forgive indebtedness of plaintiffs totaling $62,500 and refinance secured notes of $573,610 owed by one of the judgment plaintiffs, on current market terms. The net settlement cost to the Company of settlement of all the litigations discussed above is expected to be $468,000 and has been fully provided for in the Company's statement of condition. In March of 1997, the proposed settlement and compromise was agreed to by all parties to the litigation, signed and submitted to the respective courts of jurisdiction where they now await final order and approval.



The Company was named as one of the defendants in a $2,370,000 lawsuit, Civil Action No. 82-C-610, styled Rhondal L. Toler, et al vs. The Castle Rock Bank of Pineville, filed on December 2, 1982 in the Circuit Court of Wyoming County, West Virginia, in which Rhondal L. and Annette Toler and Vern and Henrietta Ellison, plaintiffs, claimed that former representatives of Registrant's subsidiary misrepresented the condition of a company at the time the plaintiffs borrowed money to purchase the company. The Company filed an answer denying all pertinent allegations made by the plaintiffs and counterclaimed seeking $322,000 plus costs which represents the plaintiff's outstanding indebtedness to the Company. This case was recently dismissed because it had been on the docket for more than one year and the plaintiff had failed to prosecute. The plaintiff filed a motion to reinstate. The Company has filed a motion objecting to the reinstatement

Item 4.  Submission of Matters to a Vote of Security Holders

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

    BY:  _______________________________________________
         Vice President and Chief Financial Officer
                    (Principal Accounting Officer)

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

                           [ ]    Preliminary Proxy Statement

                           [  ]    Confidential, for Use of the Commission
Only (as permitted by Rule 14a-6 (e) (2) )

                           [ X ]    Definitive Proxy Statement

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

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-72616 of FCFT, Inc. on Form S-8 of our report dated January 30, 1997, appearing in and incorporated by reference in this Annual Report on Form 10-K/A of FCFT, Inc. for the year ended December 31, 1996.



/S/ Deloitte & Touche LLP
Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 6, 1997