Form 10-Q
period 1997-03-31
FCFT INC
filed 1997-05-15
CIK 859070

FCFT, Inc.
P O Box 5909
Princeton, West Virginia 24740

May 15, 1997

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,



FCFT, Inc.

Vivian Perry
Financial Accountant

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET
WASHINGTON, D.C.  20549

FORM 10-Q



(Mark One)
X            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)  OF
THE
SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended:          March 31,
1997    OR

_            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For    the    transition   period   from:__________________    to
__________________

                                        Commission File Number: 0-
19297


FCFT, INC.
(Exact name of registrant as specified in its charter)

 Delaware                                   55-0694814
   (State   or  other  jurisdiction  of                   (I.R.S.
Employer
  incorporation  or organization)                  Identification
No.)

    1001 Mercer Street, Princeton, West Virginia  24740
  (Address of principal executive offices)         (Zip Code)

                                                        (304) 487-
9000
                   (Registrant's telephone number, including area code)

Indicate  by check mark whether the Registrant (1) has filed  all reports
required  to  be  filed by Section 13 of 15(d) of the  Securities
Exchange Act of
1934  during the preceding 12 months (or for such shorter  period that the
Registrant was required to file such reports), and (2)  has  been subject to
such filing requirements for the past 90 days.
                                    Yes X               No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding   at
April 30, 1997
Common           Stock,          $5           Par           Value
5,649,995

FCFT, INC.


FORM 10-Q
                                      For the quarter ended March
31, 1997

INDEX
PART I.  FINANCIAL INFORMATION               REFERENCE

               Item 1.  Financial Statements

Consolidated Balance Sheets March 31, 1997 and
   December 31, 1996                            4
Consolidated Statements of Income for the
   Three Months Ended March 31, 1997 and 1996   5
Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 1997 and 1996   6
Consolidated Statements of Changes in Stockholders'
   Equity for the Three Months Ended March 31,
   1997 and 1996                                7
Notes to Consolidated Financial Statements    8-9
Independent Accountants' Report                10
Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                     16

Item 2.  Changes in Securities                 16

Item 3.  Defaults Upon Senior Securities       16

Item 4.  Submission of Matters to a Vote of 16-17
             Security Holders

Item 5.  Other Information                     17

Item 6.  Exhibits and Reports on Form 8-K17,18,20

SIGNATURES                                     19

ITEM 1.  FINANCIAL STATEMENTS

FCFT, INC.
                                                          CONSOLIDATED
BALANCE SHEETS
(Unaudited)                             March 31      December 31
(Amounts in Thousands)                      1997           1996
Assets
Cash and due from banks              $ 29,780       $ 27,369
Federal funds sold                      9,830              -
Securities available for sale (amortized cost
    of $129,489 March 31, 1997; $135,404
    December 31, 1996)                128,930        136,113
Investment securities:
    U.S. Treasury securities            7,247          8,247
      U.S.   Government   agencies  and  corporations           37,854
43,494
    States and political subdivisions  47,434         47,532
    Other securities                    1,056          1,055
    Total Investment Securities (market
       value, $94,014 March 31, 1997; $101,200
       December 31, 1996)              93,591        100,328
Total loans, net of unearned income   544,897        547,703
    Less: reserve for possible loan losses     8,976     8,987
    Net loans                         535,921        538,716
Premises and equipment, net            12,125         12,334
Other real estate owned                 2,450          2,225
Interest receivable                     6,268          6,341
Other assets                           10,163         10,122
Intangible assets                       4,000          4,116
    Total Assets                     $833,058       $837,664

Liabilities
Deposits, non-interest bearing       $ 97,455       $ 89,902
Deposits, interest-bearing            560,003        553,595
    Total Deposits                    657,458        643,497
Interest, taxes and other liabilities  11,996         11,217
Federal funds purchased                     -         25,468
Securities  sold  under agreement  to  repurchase          57,838
53,031
Other indebtedness                     15,122         15,126
    Total Liabilities                 742,414        748,339

Stockholders' Equity
Common stock, $5 par value; 10,000,000 shares
    authorized; 5,755,531 issued in 1997 and 1996;
     5,649,995  shares outstanding in 1997  and  1996      28,778
23,022
Additional paid-in capital             14,565         20,343
Retained earnings                      48,930         46,815
Treasury stock, at cost               (1,288)        (1,288)
Unrealized   (loss)  gain  on  securities  available   for   sale
(341)                                     433
    Total Stockholders' Equity         90,644         89,325
     Total  Liabilities  and Stockholders'  Equity       $833,058
$837,664


See Notes to Consolidated Financial Statements.


FCFT, INC.
                                                     CONSOLIDATED
STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except            Three Months Ended
Share and Per Share Data)                     March 31
                                    1997                1996
Interest Income:
Interest and fees on loans       $12,956             $11,784
Interest  on  securities available  for  sale               2,181
1,800
Interest on investment securities:
    U.S. Treasury securities         105                 240
     U.S.  Government  agencies and  corporations             609
897
    States and political subdivisions633                 646
    Other securities                  21                  21
Interest on federal funds sold        26                  80
Interest on deposits in banks           15                 7
    Total Interest Income         16,546              15,475

Interest Expense:
Interest on deposits               5,976               5,641
Interest on borrowings               966                 762
    Total Interest Expense         6,942               6,403
    Net Interest Income            9,604               9,072
Provision for possible loan losses         630           455
Net Interest Income After Provision for
    Possible Loan Losses           8,974               8,617

Non-Interest Income:
Fiduciary income                     339                 385
Service charges on deposit accounts  666                 694
Other charges, commissions and fees  697                 564
Investment securities losses           -               (165)
Other operating income               122                  98
    Total Non-Interest Income       1,824              1,576

Non-Interest Expense:
Salaries and employee benefits     2,637               2,424
Occupancy expense of bank premises   384                 436
Furniture and equipment expense      287                 362
Other operating expense            2,133               2,163
    Total Non-Interest Expense       5,441             5,385

Income before income taxes         5,357               4,808
Income tax expense                 1,660               1,398
    Net Income                    $3,697              $3,410

    Net income per common share         $.65            $.61

Weighted average shares outstanding5,649,995       5,590,806


See Notes to Consolidated Financial Statements.

FCFT, INC.
                                                     CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)             Three Months Ended
                                   March 31            March 31
                                        1997                1996
Cash Flows From Operating Activities:
Net income                      $  3,697            $  3,410
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses630                455
     Depreciation  of  premises and  equipment                204
232
    Amortization of intangibles      146                 195
     Investment  amortization and  accretion,  net           (27)
16
     (Gain)  Loss  on the sale of assets,  net               (26)
159
    Other liabilities, net           779                 592
    Interest receivable               73                 527
    Other assets, net                466                (11)
    Other, net                        23                (67)

       Net  cash  provided by operating  activities         5,965
5,508

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
     Sales  of  securities available for  sale                 --
11,016
     Maturities  and  calls of investment  securities       6,740
10,184
     Maturities  and calls of securities available for  sale9,191
3,905
    Purchase of investment securities --             (2,713)
     Purchase  of  securities available for  sale         (3,265)
(12,902)
     Repayments  from  (loans to) customers,  net           1,958
(17,110)
    Purchase of equipment           (40)                (20)

     Net cash provided by (used in) investment activities  14,584
(7,640)

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
    Demand and savings deposits, net7,421            (5,603)
    Time deposits, net             6,540               2,028
    Short-term borrowings, net  (20,661)               7,234
    Payments of long-term debt       (4)                 (3)
    Reissuance of treasury stock      --                  87
     Cash  paid  in lieu of fractional  shares               (22)
--
    Cash dividends paid          (1,582)             (1,265)

     Net cash (used in) provided by financing activities  (8,308)
2,478

Net  increase  in  cash and cash  equivalents              12,241
346
Cash  and  cash  equivalents at beginning of  year         27,369
26,274

Cash  and  cash  equivalents at end of  quarter           $39,610
$26,620


See Notes to Consolidated Financial Statements.

FCFT, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)                                                  Unrealized
(Amounts in Thousands, Except                                (Loss) Gain
Share  and  Per Share Data)                    Additional                on
Securities
                      Common       Paid-In Retained Treasury Available
                       Stock       Capital Earnings  Stock    for Sale
Balance beginning of
    the period,
    January 1, 1996  $23,022    $20,372  $39,320 $(2,646)     $392

Net Income                --         --    3,410       --       --

Common dividends
    declared ($.23
    per common share)     --         --  (1,265)       --       --

Purchase of 6,375
    shares at $26.74
    per share             --         --       --    (170)       --

Reissuance of 10,289 shares
    at $25.00 per share   --         --       --     257        --

Unrealized net loss
    on securities available
    for sale              --              --              --              -
-                      (392)

Balance,   March  31,  1996   $23,022     $20,372     $41,465      $(2,559)
--
Balance beginning of
    the period,
    January 1, 1997  $23,022    $20,343  $46,815 $(1,288)     $433

Net income                --         --    3,697       --       --

Common dividends
    declared ($.28
    per common share)     --         --  (1,582)       --       --

Five-for-four stock split 5,756 (5,778)       --       --       --

Unrealized net loss on
    securities available
    for sale              --              --              --              -
-                      (774)

Balance,   March  31,  1997   $28,778     $14,565      $48,930     $(1,288)
$(341)


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Unaudited Financial Statements

The unaudited consolidated balance sheet as of March 31, 1997 and the unaudited consolidated statements of income, cash flows and changes in stockholders'  equity for the periods ended March  31,  1997  and
1996 have
been prepared by the management of FCFT, Inc. without audit.   In
the opinion
of   management,  all  adjustments  (including  normal  recurring accruals) necessary
to  present  fairly  the financial position  of  FCFT,  Inc.  and subsidiaries at
March  31,  1997 and its results of operations, cash  flows,  and changes in
stockholders'  equity for the periods ended March  31,  1997  and
1996, have been
made.   These  results  are  not necessarily  indicative  of  the
results of
consolidated operations for the full calendar year.

The  consolidated balance sheet as of December 31, 1996 has  been extracted
from  audited financial statements included in the Company's 1996
Annual
Report   to  Shareholders.   Certain  information  and   footnote
disclosure normally
included  in  financial statements prepared  in  accordance  with generally
accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the 1996 Annual Report of FCFT, Inc.

Note 2. Acquisitions

At  the  close  of business on April 9, 1997, FCFT,  Inc.  (FCFT)
acquired 100% of
the  common  stock of Blue Ridge Bank (Blue Ridge), headquartered in Sparta,
North  Carolina.   Blue  Ridge is a $105 million  state-chartered
bank with
offices  located  in Sparta, Elkin, Hays and Taylorsville,  North
Carolina.
Pursuant to the Agreement and Plan of merger, FCFT exchanged cash of $19.50
for each of Blue Ridge's 1,212,148 common shares.  In conjunction with the
acquisition,  Blue  Ridge  cancelled  outstanding  stock  options through the
payment  of  $727,948 representing the difference between  $19.50 and the
respective  option prices.  The acquisition was partially  funded with loan
proceeds  of  $12  million the Company borrowed from  an  outside source.  The loan
agreement has certain covenants that may restrict the payment  of dividends to
stockholders in the event of default. Total consideration including the purchase of the options was $24.7 million and resulted in an intangible asset of approximately $13.4 million which will be amortized over a 15 year period.
The acquisition was accounted for under the purchase method of accounting.
Accordingly, results of operations of Blue Ridge will be included in consolidated results of FCFT from the date of acquisition. Subsequent to the merger, Blue Ridge will operate as a wholly-owned subsidiary of FCFT, Inc.

Citizens Bank of Tazewell, Inc., the Virginia subsidiary of FCFT,
Inc., has
applied to the Virginia Bureau of Financial Institutions to establish a de novo branch in Wytheville, Virginia. Banking operations at this new location are expected to commence on or about July 1, 1997.

Note 3.  Cash Flows

For the three months ended March 31, 1997 and 1996, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $29.8 million at March 31, 1997 and $24.6 million at March 31, 1996, and federal funds sold of $9.8 million at March 31, 1997 and $2 million at March 31, 1996.

Note 4.  Commitments and Contingencies

The Company is currently a defendant in various actions most of which involve lending and collection activities in the normal course of business, some of which have remained dormant for a number of years. Certain of these actions are described in greater detail in the Company's 1996 Report on Form 10-K.
While the Company and legal counsel are unable to assess the outcome of each of these matters, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

Note 5.  Common Stock

In the first quarter of 1997, the Company declared a five-for-four stock split. Accordingly, $5.8 million was transferred from additional paid-in capital to common stock, representing the par value of the new shares issued.
Per share amounts have been adjusted for the stock split.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of FCFT, Inc.



We  have reviewed the accompanying consolidated balance sheet  of
FCFT, Inc.
and   subsidiaries  as  of  March  31,  1997,  and  the   related
consolidated statements
of income, changes in stockholders' equity and cash flows for the three month
periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards. the consolidated balance sheet of FCFT, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended
(not presented herein); and in our report dated January 30, 1997, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
April 25, 1997

FCFT, INC.
PART 1. ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. This discussion and analysis should be read in conjunction with the 1996
Annual Report to Shareholders and the other financial information included in this report.

RESULTS OF OPERATIONS

The  Company  reported net income of $3.7 million for  the  period ended March
31, 1997, an 8.4% increase over net income of $3.4 million for the same
period  in  1996.   Earnings per common  share  between  the  same
periods increased
6.6%, from $.61 to $.65.

The  improvement in earnings for the first quarter of 1997 can  be attributed
to  a  $532,000 increase in net interest income compared with  the same period
in  1996.   Non-interest income for the three month  period  ended
March 31,
1997 increased $248,000 over the comparable period in 1996. This improvement was the result of an increase in income from credit card discount fees and credit life / A&H insurance sales. In addition, net income for the quarter ended March 31, 1996 included a $165,000 loss on securities transactions.
This securities loss in 1996 decreased earnings per share by $.03 for the quarter.

The amounts presented for 1996 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the March 31,
1997, 5-for-4 stock split as well as the affiliation with Citizens
Bank of
Tazewell, Inc., which was accounted for as a pooling-of - interests.

Net Interest Income

Net  interest income, the largest contributor to earnings was $9.6 million for
the  first quarter of 1997 as compared with $9.1 million  for  the corresponding
period in 1996.  Tax equivalent net interest income totaled  $10.2 million for
1997, an increase of $511,000 over the $9.7 million reported in the first quarter of 1996. This increase in net interest income was the result of a 12 basis points improvement in the yield on earning assets coupled with increases in average earning assets of $43.5 million over the corresponding period in
1996.

The  Company's  tax  equivalent net interest margin  of  5.37%  at quarter-end was
substantially unchanged from the first quarter of 1996. The Company's strong and improving earning assets yield served to offset the increase in interest-bearing deposits of 14 basis points from 4.28% in the first three months of 1996 to 4.42% in the corresponding period in 1997.

Loans,  the Company's highest yielding asset category, experienced an increase
in average balances of $58.3 million or 11.9%, comparing the first quarter of
1997  to the corresponding period in 1996.  This increase  in  the loan portfolio
was funded through increases in deposits of $27 million, wholesale funding
from Federal Home Loan Bank advances, and calls and maturities of investments. The yield on the loan portfolio was 9.73% for the first quarter of 1997 as compared with 9.84% for the same period in 1996. The yield on securities available for sale improved from 6.43% in 1996 to 6.93% in the corresponding first quarter of 1997. Investment securities held to maturity experienced a 2 basis points decline in yield from 7.18% in the first quarter of 1996 to 7.16% for the corresponding period in 1997. The yield on average earning assets increased 12 basis points in response to the loan growth from
8.90% for the three months ended March 31, 1996 to 9.02% for the corresponding period in 1997.

Short-term borrowings increased 36 basis points over the past twelve months from 4.20% in 1996 to 4.56% for the corresponding first quarter of 1997. Time deposits experienced an 11 basis points increase from 5.23% in the first quarter of 1996 to 5.34% for the corresponding period in 1997. This market pressure on rates did not effect short-term deposits, such as interest-bearing demand deposits and savings accounts, with the cost of these funding sources remaining flat during the period.


NET INTEREST INCOME ANALYSIS
                            Three Months Ended         Three Months Ended
(Unaudited)                    March 31, 1997                         March
31, 1996
(Amounts   in        Average    Interest          Yield/Rate        Average
Interest          Yield/Rate
Thousands)        Balance    (1) (2)  (2)    Balance   (1) (2) (2)
Earning Assets:
Loans (3)
    Taxable   $530,537   $12,686   9.70%  $472,401 $11,501   9.79%
    Tax-Exempt    15,796        41510.66%    15,636        43711.24%
    Total      546,333    13,101   9.73%   488,037  11,938   9.84%
Reserve for Possible Loan Losses   (9,078)                     (8,468)
    Net Total  537,255                     479,569

Investments Available for Sale:
    Taxable    119,547     1,965   6.67%   104,198   1,582   6.11%
    Tax-Exempt    14,962        3329.01%    15,695        3368.61%
    Total      134,509     2,297   6.93%   119,893   1,918   6.43%
Investment Securities Held to Maturity:
    Taxable     49,845       753   6.13%    73,310   1,163   6.38%
    Tax-Exempt    46,570        9498.26%    47,026        9848.42%
    Total       96,415     1,702   7.16%   120,336   2,147   7.18%

Interest-Bearing Deposits    338      14    16.80%   1,204       7    2.34%
Federal  Funds Sold     2,027          26     5.20%      6,037           80
5.33%

Total Earning Assets770,54417,140  9.02%   727,039  16,090   8.90%
Other Assets    57,129                      50,678

    Total     $827,673                    $777,717

Interest-Bearing Liabilities:
     Interest-bearing Demand Deposits$  91,806  617   2.73%$   93,227  626
2.70%
    Savings Deposits132,3491,007   3.09%   135,109   1,039   3.09%
    Time Deposits330,780   4,354   5.34%   306,171   3,979   5.23%
    Short-Term Borrowings 66,737     750     4.56%  51,666     540    4.20%
     Other  Indebtedness    15,124        213  5.71%     15,134         218
5.79%
     Total  Interest-Bearing Liabilities  636,796      6,9414.42%   601,307
6,402            4.28%

Demand Deposits 87,539                      80,981
Other Liabilities12,858                     13,383
Stockholders' Equity    90,480                        82,046
    Total     $827,673                    $777,717

Net Interest Earnings           $ 10,199                       $ 9,688

Net Interest Spread                4.60%                     4.62%

Net Interest Margin                5.37%                     5.36%

(1) Interest amounts represent taxable equivalent results for the first three months of 1997 and 1996.
(2)    Fully Taxable Equivalent-using the statutory rate of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In order to maintain a balance in the reserve for possible loan losses which is sufficient to absorb potential loan losses, charges are made to the provision for possible loan losses (provision). The provision for possible loan losses was $630,000 for the first quarter of 1997 compared with $455,000 for the corresponding period in 1996.

Net charge-offs for the first quarter of 1997 were $640,836 as compared to
$345,397 for the corresponding period in 1996. Expressed as a percentage of loans, net charge-offs were .11% for the three month period ended
March 31,
1997 and .08% for the corresponding period in 1996.

The  reserve for possible loan losses totaled $9 million at March
31, 1997 and
December  31, 1996 resulting in reserve to loan ratios  of  1.65%
and 1.64% for
each respective period ending.

The coverage ratio represents the percentage of non-performing loans covered through available reserves. As of March 31, 1997, this ratio was 73.1% as compared  to 137.4% at March 31, 1996 and 143.7% at December  31,
1996.
Management continually evaluates the adequacy of the reserve for possible loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio.

Non-Interest Income

Non-interest  income  consists of  all  revenues  which  are  not included in
interest  and fee income related to earning assets.   Total  non-
interest income
increased  $248,000,  or 15.7% from $1.6 million  for  the  three months ended
March  31,  1996 to $1.8 million for the corresponding period  in
1997.  A loss
of  $165,000 on the sale of investment securities is included  in the first
quarter  of  1996 as the Company repositioned a  portion  of  its available for
sale investment portfolio for improved performance.  In addition,
1997
results reflected an increase of $140,000 in credit card fees due to continued growth in the credit card market.

Non-Interest Expense

Non-interest expense totaled $5.4 million in the first quarter of
1997
increasing  $56,000 over the corresponding period in 1996.   This
increase
was  the  net  effect  of  an increase in salaries  and  employee benefits of
$213,000 or 8.8% and decreases in:  occupancy expense of  $52,000 or 11.9%,
furniture  and equipment expense of $75,000 or 20.7%,  and  other operating
expenses  of $30,000 or 1.4%.  Increases in salaries and employee benefits
include the impact of two branch acquisitions in September 1996 which added approximately $48,000 in new salary and benefit costs in addition to the impact of company-wide salary progression.

Income Tax Expense

Income tax expense increased $262,000 from $1.4 million in the first quarter of 1996 to $1.7 million for the corresponding period in 1997. This increase in taxes is principally the result of the increase in pre-tax income of
$549,000 or 11.4% when comparing the first quarter of 1997 with the corresponding period in 1996. The effective tax rates for the first quarter were 31% in 1997 and 29.1% in 1996.

FINANCIAL POSITION

Securities

Securities   totaled  $222.5  million  at  March  31,1997   which
represented a
decrease  of  $13.9 million from December 31,  1996.   This  5.9%
decrease was
used to reduce the wholesale funding from Federal Home Loan Bank.

Securities  available for sale were $128.9 million at  March  31,
1997 as
compared  to  $136.1  million at December 31,  1996.   Securities
available for
sale  are  recorded at their fair market value at March 31,  1997 and December
31,  1996.   The unrealized gain or loss, which is the difference
between book
value  and  market  value,  net of  related  deferred  taxes,  is recognized in the
Stockholder's Equity section of the balance sheet. The unrealized gain after taxes of $433,000 at December 31, 1996, decreased $774,000 to an unrealized loss of $341,000 at March 31, 1997.

Investment  securities, which are purchased with  the  intent  to hold until
maturity, totaled $93.6 million at March 31, 1997 as compared  to
$100.3
million at December 31, 1996. The market value of investment securities at March 31, 1997 was 100% of book value as compared with 101% at December
31, 1996, reflecting a slight decline in the bond market.

Loans

The   Company's   lending  strategy  stresses   quality   growth,
diversified by
product, geography, and industry. A common credit underwriting structure and review process is in place throughout the Company.

Total loans decreased $2.8 million from $547.7 million at December 31, 1996 to
$544.9 million at March 31, 1997. The loan to deposit ratio decreased slightly from 85% at December 31, 1996 to 83% at March 31, 1997.

Average  total loans have increased $58.3 million over  the  last twelve months,
due to the company's success in effectively competing with larger regional
banks  for  small  business customers  both  in  and  around  the company's primary
markets.   The  loan portfolio continues to be diversified  among
loan types and
industry  segments.  Commercial and commercial real estate  loans represent
the  largest portion of the portfolio, comprising $222.5  million or 41% of
total  loans at March 31, 1997 and $246.1 million or 45% of total loans at
December  31,  1996.   Residential real  estate  loans  increased
slightly to
$180.3 million or 33% of the total portfolio at March 31, 1997 as compared to
$171.5 million or 31% at December 31, 1996. Loans to individuals also increased slightly from $119.3 million or 22% of total loans at December 31,
1996 to $122.1 million or 22% of total loans at March 31, 1997.

Non-Performing Assets

Non-performing  assets  are comprised  of  loans  on  non-accrual status, loans
contractually  past  due  90  days or  more  and  still  accruing interest and other
real  estate  owned  (OREO).  Non-performing  assets  were  $14.7 million at March
31,  1997,  or 2.7% of total loans and OREO, compared  with  $8.5 million or 1.5%
at December 31, 1996. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands) March 31  December 31          September 30  June 30   March
31
                   1997      1996      1996     1996       1996

Non-Accrual   $7,096    $5,476    $6,620    $4,420    $4,650

Ninety Days Past Due     5,189       780     4,960     2,635     1,524

Other Real Estate Owned    2,450    2,225    1,969     2,309         1,590

             $14,735    $8,481   $13,549    $9,364    $7,764
Restructured loans
performing in accordance
with modified terms$     394$   401$     405$   409  $   436

Non-accrual  loans and loans ninety days past due increased  $1.6 million and
$4.4  million, respectively, when comparing March  31,  1997  and
December 31,
1996. The increase in non-accrual loans is due primarily to two relationships. One is a restaurant chain, amounting to $430,000, on which the
Company  has  begun  foreclosure proceedings.   The  borrower  is
seeking financing
elsewhere.   The other relationship contributing to the  increase
in non-accrual
loans  is a trucking company, amounting to $674,000.  The Company is in the
process  of  liquidating the assets seized at  foreclosure.   The
increase in
ninety-days  past  due  relates  primarily  to  one  relationship totaling $4
million.   This relationship, a local furniture manufacturer  has
had a history
of delinquency. The Company recently loaned this firm an additional $650,000 to provide working capital based on a forward takeout commitment from another lender.

Management believes that the extent of problem loans at March 31, 1997 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as further erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

Stockholders' Equity

Total  stockholders' equity reached $90.6 million  at  March  31,
1997 increasing
$1.3  million  over the $89.3 million reported for  December  31,
1996.  The
increase  in stockholders' equity was the result of earnings  net of dividends
of  $2.1  million.   Partially offsetting  this  increase  was  a
decrease in the
unrealized gain (loss) on securities available for sale, decreasing from an unrealized gain of $433,000 at December 31, 1996 to an unrealized loss of
$341,000 at March 31, 1997. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance commitments based on inherent risks associated with the respective asset types. At March 31, 1997, the company's risk adjusted capital-to-asset ratio was 17.48%. The company's leverage ratio at March 31,
1997 was 10.27% compared with 10.33% at December 31, 1996. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

Liquidity

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($29.8 million), investment securities available for sale ($128.9 million), federal funds sold ($9.8 million), and Federal Home
Loan Bank of Pittsburgh credit availability of $173.2 million. Cash advances from the Federal Home Loan Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversions to liquid funds in the event of extraordinary needs.

FCFT, INC.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       (a) In the matter of Four Winds Development, Inc., W. Stephen Melcher, and E. T. Boggess, plaintiffs vs. First Community Bank and Dave Shields
Company, Inc., defendants, the settlement and compromise which is discussed in the Company's 1996 Annual Report on Form 10-K has been completed and agreed to by all parties to the litigation as well as parties to the related civil matter and mechanics' lien action. The settlement and release has been executed by all parties and has been approved by written order by the ppropriate Bankruptcy Courts. The only remaining action to be taken to completely dispose of these matters is the dismissal of the civil proceeding in Mercer County, West Virginia Circuit Court. It is expected that a court order dismissing this matter will be issued by May 31, 1997.

Item 2.  Changes in Securities

      (a)    N/A

      (b)    N/A

Item 3.  Defaults Upon Senior Securities

      (a)    N/A
      (b)    N/A

Item 4.  Submission of Matters to a Vote of Security Holders

      (a)    The Annual Meeting of Stockholders was held on April
8, 1997.

       (b) The following directors were elected to serve a three-year term through the date of the 2000 Annual Meeting of Stockholders.

                        Votes For  Votes Against  Votes Withheld
               James L. Harrison, Sr.3,331,797105,823  300
               I. Norris Kantor 3,376,668     60,952   300
              A.A. Modena3,414,346 23,274        300
              William P. Stafford II3,330,940106,680   300

(c) The stockholders adopted the agreement of merger between FCFT, Inc. and a newly formed Nevada corporation formed solely to change the corporate domicile of FCFT, Inc. from Delaware to Nevada. This matter was approved with the affirmative vote of 3,175,436 shares. There were 62,889 negative votes cast and 600 votes withheld.

(d)     The accounting firm of Deloitte & Touche LLP was ratified
as
independent   auditors  for  the  1997  fiscal  year   with   the
affirmative vote of
3,393,902 shares.  There were 43,918 negative votes cast and  100 votes
withheld.

Item 5.  Other Information

      (a)    N/A

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

Exhibit   15-Letter   regarding   unaudited   interim   financial
information
              Exhibit 27- Financial Data Schedule

      (b)    Reports on Form 8-K
A report on Form 8-K regarding the Blue Ridge merger was filed during the second quarter of 1997.

EXHIBIT 15

May 14, 1997



To the Board of Directors and Stockholders of FCFT, Inc.



Dear Sirs:

We have made a review, in accordance with standards established by the
American Institute of Certified Public Accountants, of the unaudited interim financial information of FCFT, Inc. and subsidiaries for the periods ended
March  31, 1997 and 1996, as indicated in our report dated  April
25, 1997;
because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your
Quarterly  Report on Form 10-Q for the quarter  ended  March  31,
1997, is
incorporated by reference in Registration Statement No. 33-72616 on Form S-8.

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

FCFT, INC.



DATE:  May 12, 1997


______________________________
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  May 12, 1997


______________________________
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)