Form 10-Q
period 1997-06-30
FCFT INC
filed 1997-08-14
CIK 859070

212121
21

FCFT, Inc.
P O Box 5909
Princeton, West Virginia 24740

August 14, 1997

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
THE
SECURITIES EXCHANGE
              ACT OF 1934


               For the Quarterly Period Ended:          June  30,
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

Class                                  Outstanding  at  July  31,
1997
Common           Stock,          $5           Par           Value
5,650,205

FCFT, INC.

                                                             FORM
10-Q
                                          For  the quarter  ended
June 30, 1997

INDEX

PART I.  FINANCIAL INFORMATION               REFERENCE

               Item 1.  Financial Statements

Consolidated Balance Sheets June 30, 1997 and
   December 31, 1996                            4
Consolidated Statements of Income for the
   Three and Six Month Periods Ended June 30, 1997 and 1996 5
Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1997 and 1996      6
Consolidated Statements of Changes in Stockholders'
   Equity for the Six Months Ended June 30,
   1997 and 1996                                7
Notes to Consolidated Financial Statements    8-9
Independent Accountants' Report                10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                     18

Item 2.  Changes in Securities                 18

Item 3.  Defaults Upon Senior Securities       18

Item 4.  Submission of Matters to a Vote of    18
             Security Holders

Item 5.  Other Information                     18

Item 6.  Exhibits and Reports on Form 8-K   18-20

SIGNATURES                                     19

ITEM 1.  FINANCIAL STATEMENTS

                           FCFT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)                             June 30       December 31
(Amounts  in  Thousands  except  share  data)                     1997
1996
Assets:
Cash and due from banks              $ 33,360       $ 27,369
Federal funds sold                     13,901             --
Securities available for sale (amortized cost
    of $138,100 June 30, 1997; $135,404
    December 31, 1996)                138,817        136,113
Investment securities:
    U.S. Treasury securities            5,598          8,247
      U.S.   Government   agencies  and  corporations           39,127
43,494
    States and political subdivisions  53,076         47,532
    Other securities                    1,056          1,055
    Total Investment Securities (market
       value, $100,676 June 30, 1997; $101,200
       December 31, 1996)              98,857        100,328
Total loans, net of unearned income   615,683        547,703
    Less: reserve for possible loan losses    10,197     8,987
    Net loans                         605,486        538,716
Premises and equipment, net            15,464         12,334
Other real estate owned                 2,483          2,225
Interest receivable                     6,942          6,341
Other assets                            9,503         10,122
Intangible assets                      18,350          4,116
    Total Assets                     $943,163       $837,664

Liabilities:
Deposits, non-interest bearing       $106,028       $ 89,902
Deposits, interest-bearing            646,724        553,595
    Total Deposits                    752,752        643,497
Interest, taxes and other liabilities  10,807         11,217
Federal funds purchased                    --         25,468
Securities  sold  under agreement  to  repurchase          59,142
53,031
Other indebtedness                     26,550         15,126
    Total Liabilities                 849,251        748,339

Stockholders' Equity:
Common stock, $5 par value; 10,000,000 shares
    authorized; 5,755,741 issued in 1997 and 1996;
     5,650,205  shares outstanding in 1997  and  1996      28,779
23,022
Additional paid-in capital             14,564         20,343
Retained earnings                      51,317         46,815
Treasury stock, at cost               (1,288)        (1,288)
Unrealized  gain  on securities available  for  sale          540
433
    Total Stockholders' Equity         93,912         89,325
     Total  Liabilities  and Stockholders'  Equity       $943,163
$837,664

See Notes to Consolidated Financial Statements.

                                  FCFT, INC.
                                                     CONSOLIDATED
STATEMENTS OF INCOME
(Unaudited)
(Amounts  in Thousands, Except                                Six
Months Ended         Three Months Ended
Share and Per Share Data)                         June 30    June
30
                               1997   1996    1997      1996
Interest Income:
Interest and fees on loans $27,815 $24,256   $14,859 $12,472
Interest  on  securities available for  sale4,510  3,638    2,329
1,838
Interest on investment securities:
    U.S. Treasury securities   205     451       100     211
     U.S.  Government  agencies and corporations   1,246    1,755
637                            858
     States  and  political subdivisions1,343      1,311      710
665
    Other securities            42      42        21      21
Interest on federal funds sold 296     114       270      34
Interest  on  deposits  in  banks            23                23
8                               16
      Total   Interest  Income     35,480      31,590      18,934
16,115

Interest Expense:
Interest on deposits        12,923  11,344     6,947   5,703
Interest  on  borrowings        1,965        1,719            999
957
     Total  Interest  Expense     14,888      13,063        7,946
6,660
    Net Interest Income     20,592  18,527    10,988   9,455
Provision   for  possible  loan  losses       1,717         1,036
1,087                          581
Net Interest Income After Provision for
      Possible  Loan  Losses     18,875      17,491         9,901
8,874

Non-Interest Income:
Fiduciary income               793     782       454     397
Service  charges  on deposit accounts   1,472      1,445      806
751
Other  charges,  commissions and fees   1,412      1,132      715
568
Investment securities losses    --    (165)       --      --
Other  operating income           310           492           188
394
    Total Non-Interest Income       3,987       3,686       2,163
2,110

Non-Interest Expense:
Salaries and employee benefits5,686  4,905     3,049   2,481
Occupancy  expense  of bank premises      779        871      395
435
Furniture and equipment expense691     716       404     354
Other   operating  expense        4,260        4,268        2,127
2,105
     Total Non-Interest Expense     11,416     10,760       5,975
5,375

Income before income taxes  11,446  10,417     6,089   5,609
Income   tax  expense            3,610        3,116         1,950
1,718
     Net  Income             $ 7,836    $ 7,301    $  4,139     $
3,891

     Net income per common share      $ 1.39      $ 1.30        $
 .73                          $ .69

Weighted  average  shares  outstanding5,650,2055,597,7385,650,205
5,604,746

See Notes to Consolidated Financial Statements.


FCFT, INC.
                                                     CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in Thousands)             Six Months Ended
                                   June 30             June 30
                                        1997                1996
Cash Flows From Operating Activities:
Net income                      $  7,836            $  7,301
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses1,717            1,036
     Depreciation  of  premises and  equipment                504
461
    Amortization of intangibles      228                 348
     Investment  amortization and  accretion,  net           (77)
18
     (Gain)  Loss  on the sale of assets,  net               (69)
157
    Other liabilities, net       (3,062)                 285
    Interest receivable              226               (227)
    Other assets, net              1,105                (37)
    Other, net                        36                (55)

       Net  cash  provided by operating  activities         8,444
9,287

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
     Sales  of  securities available for  sale                 --
11,016
     Maturities  and  calls of investment  securities      14,134
12,701
     Maturities and calls of securities available for  sale11,214
8,997
    Purchase of investment securities(408)           (2,915)
     Purchase  of  securities available for  sale         (3,521)
(17,060)
    Loans to customers, net      (3,910)            (46,241)
    Purchase of equipment          (481)                (41)
    Sale of equipment                 --                  21
    Net cash used in acquisitions  (9,803)                --

      Net  cash  provided  by  (used  in)  investment  activities
7,225                           (33,522)

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
    Demand and savings deposits, net4,024            (4,485)
    Time deposits, net            11,719               4,442
    Short-term borrowings, net  (19,357)              27,242
    Increase in long-term debt    11,500                  --
    Payment of long-term debt      (307)                 (5)
    Acquisition of treasury stock     --               (170)
    Reissuance of treasury stock      --               1,419
     Cash  paid  in lieu of fractional  shares               (22)
--
    Cash dividends paid          (3,334)             (2,580)

     Net  cash  provided by financing  activities           4,223
25,863

Net  increase  in  cash and cash  equivalents              19,892
1,628
Cash  and  cash  equivalents at beginning of  year         27,369
26,174

Cash  and  cash  equivalents at end of  quarter           $47,261
$27,802

See Notes to Consolidated Financial Statements.

                                                                FCFT, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)                                                  Unrealized
(Amounts   in  Thousands,  Except                                      Gain
(Loss)
Share  and  Per Share Data)                    Additional                on
Securities
                         Common    Paid-In Retained Treasury Available
                          Stock    Capital Earnings  Stock    for Sale
Balance beginning of
    the period,
    January 1, 1996  $23,022    $20,372  $39,320 $(2,646)     $392

Net Income                --         --    7,301      --        --

Common dividends
    declared ($.46
    per common share)     --         --   (2,580)     --        --

Purchase of 6,375
    shares at $26.74
    per share             --         --       --    (170)       --

Reissuance of 59,164 shares
    at $24.57 per share   --        (33)      --   1,453        --

Unrealized net loss
    on securities available
    for sale              --              --              --              -
-                    (1,571)

Balance,   June   30,  1996     $23,022     $20,339     $44,041    $(1,363)
$(1,179)

Balance beginning of
    the period,
    January 1, 1997  $23,022    $20,343  $46,815 $(1,288)     $433

Net income                --         --    7,836      --        --

Common dividends
    declared ($.59
    per common share)     --         --   (3,334)     --        --

Five-for-four stock split 5,757  (5,779)      --      --        --

Unrealized net gain on
    securities available
    for sale              --              --              --              -
-                        107

Balance,  June  30,  1997     $28,779     $14,564     $51,317      $(1,288)
$540




See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Unaudited Financial Statements

The unaudited consolidated balance sheet as of June 30, 1997 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the periods ended June 30, 1997 and 1996 have been
prepared  by  the  management of FCFT, Inc.  In  the  opinion  of management, all
adjustments  (including normal recurring accruals)  necessary  to present fairly
the financial position of FCFT, Inc. and subsidiaries at June 30,
1997 and
its   results   of  operations,  cash  flows,  and   changes   in
stockholders' equity
for  the  periods ended June 30, 1997 and 1996, have  been  made.
These
results  are  not  necessarily  indicative  of  the  results   of
consolidated
operations for the full calendar year.

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

Note 2. Acquisitions

At  the  close  of business on April 9, 1997, FCFT,  Inc.  (FCFT)
acquired 100%
of   the   common   stock  of  Blue  Ridge  Bank  (Blue   Ridge),
headquartered in Sparta,
North  Carolina.   Blue  Ridge is a $105 million  state-chartered
bank with
offices  located  in Sparta, Elkin, Hays and Taylorsville,  North
Carolina.
Pursuant to the Agreement and Plan of merger, FCFT exchanged cash of
$19.50  for  each  of Blue Ridge's 1,212,148 common  shares.   In
conjunction
with  the  acquisition,  Blue Ridge cancelled  outstanding  stock options through
the  payment  of  $727,948 representing  the  difference  between
$19.50 and the
respective  option  prices.   Total consideration  including  the
payment for
cancellation of the options was $24.7 million and resulted in  an intangible
asset  of  approximately $14.7 million which is  being  amortized over a 15 year
period.   The acquisition was partially funded with loan proceeds
of $11.5
million  the Company borrowed from an outside source.   The  loan
agreement
has  certain covenants that may restrict the payment of dividends to
stockholders  in  the  event  of default.   The  acquisition  was
accounted for under
the  purchase  method  of  accounting.  Accordingly,  results  of operations of Blue
Ridge are included in consolidated results of FCFT from the  date of
acquisition. Subsequent to the merger, Blue Ridge will operate as a wholly-owned subsidiary of FCFT, Inc.

The following proforma financial information shows the effect of the Blue
Ridge Bank acquisition as of the first day in each period presented:

                           FCFT, Inc.
                 Proforma Financial Information
          (Amounts in thousands except per share data)
                     Six Months Ended   Three months ended
                          June 30              June 30
                          1997     1996       1997      1996
Net Interest Income   $21,878   $20,792    $10,988   $10,625
Net Income           $  7,292  $  7,611   $  4,139  $  4,069
Net Income per common share$    1.29$    1.36$      .73$      .73

On July 2, 1997, First Community Bank , Inc., a subsidiary of FCFT, Inc., entered into a definitive agreement with the Huntington National Bank
("Huntington"), wherein FCFT, Inc. will acquire a branch of Huntington located in Man, West Virginia. This branch acquisition is anticipated to close on or before September 25, 1997. Deposits of the branch total approximately $50.8 million. Pursuant to this agreement, the company will purchase all loans, premises and equipment at book value and in addition to assumption of deposit liabilities, will pay a deposit premium estimated at
$4.4 million, which will be amortized over a 15 year period. This acquisition will be accounted for under the purchase method of accounting;
therefore, consolidated results in future periods after September
25, 1997
will include the operations of the Man branch only from the date of acquisition.

At  the close of business on July 24, 1997, First Community  Bank of Southwest
Virginia,  Inc.,  formerly Citizens Bank of Tazewell,  Inc.,  the
Virginia
subsidiary of FCFT, Inc., acquired the Clintwood, Virginia branch of First
Virginia  Bank-Mountain  Empire; the Pound,  Virginia  branch  of
Premier
Bank-Central,  N.A.; and the Fort Chiswell,  Virginia  branch  of
Premier
Bank-South,  N.A.   The  acquisition  of  these  branches   added
approximately
$44  million  in  deposits.  The deposit  premium  paid  in  this transaction
totaled approximately $4.5 million and will be amortized  over  a
15 year
period.   This  acquisition was accounted for under the  purchase
method of
accounting.   Accordingly,  the consolidated  results  in  future
periods after
July 24, 1997 will include the operations of the Clintwood, Pound and Fort
Chiswell branches only from the date of acquisition.

On  August  1, 1997, First Community Bank of Southwest  Virginia,
Inc.,
commenced banking operations at its de-novo branch in Wytheville, Virginia.

Note 3.  Cash Flows

For the six months ended June 30, 1997 and 1996, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $33.4 million at June 30, 1997 and $26.3 million at June 30, 1996, and federal funds sold of $13.9 million at June 30, 1997 and $1.5 million at June 30, 1996.

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

In  the  matter  of  Four  Winds Development,  Inc.,  W.  Stephen
Melcher, and
E.T.  Boggess,  plaintiffs  vs. First  Community  Bank  and  Dave
Shields Company,
Inc.,   defendants,  the  settlement  and  compromise  which   is
discussed in the
Company's 1996 Annual Report on Form 10-K has been completed  and agreed to by
all  parties to the litigation as well as parties to the  related civil matter
and  mechanics' lien action.  The settlement and release has been executed by
all  parties  and  has  been approved by  written  order  by  the appropriate
Bankruptcy  Courts.   The  litigation was  concluded  during  the
second quarter of
1997  at a net cost of approximately $460,000 to the Company.   A
court order
dismissing  the civil proceeding in Mercer County, West  Virginia
Circuit Court
was issued June 6, 1997. In 1995 reserves in excess of $1 million were established in response to the verdict in this case and the Company was able to reverse $700,000 in litigation reserves during the second quarter of 1997 as a result of this settlement. This adjustment was reflected as a reduction of other operating expenses.

Note 5.  Common Stock

In the first quarter of 1997, the Company declared a five-for-four stock split. Accordingly, $5.8 million was transferred from additional paid-in capital to common stock, representing the par value of the new shares issued.
All share and per share amounts reported herein have been adjusted for the stock split.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of FCFT, Inc.



We  have reviewed the accompanying consolidated balance sheet  of
FCFT, Inc.
and   subsidiaries  as  of  June  30,  1997,  and   the   related
consolidated statements
of income, changes in stockholders' equity and cash flows for the three-month
and  six-month  periods  ended June 30,  1997  and  1996.   These
financial
statements   are   the   responsibility  of   the   Corporation's
management.

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



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
July 25, 1997

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

RESULTS OF OPERATIONS

The  Company reported net income of $7.8 million for the six month period
ended June 30, 1997, a 7.3% increase over net income of $7.3 million for the same period in 1996. Earnings per common share between the same periods increased 6.9%, from $1.30 to $1.39.

The  improvement in earnings for the first half  of  1997  can  be primarily
attributed  to  a  $2  million increase  in  net  interest  income compared with the
same period in 1996 including $1.5 million contributed through the
Blue
Ridge acquisition.  During the second quarter of 1997, $700,000 in litigation
reserves,  which  had  been established in  1995,  were  reversed, resulting in an
after-tax  contribution of $420,000 to net income  for  the  first half of 1997.
Non-interest income for the six month period ended June  30,  1997 increased
$301,000 over the comparable period in 1996, $143,000 of which was due to the
Blue  Ridge acquisition.  Non-interest expense for the  six  month period ended
June  30,  1997 increased $656,000 over the comparable  period  in
1996 with
Blue Ridge contributing $1.2 million for the period since April 9,
1997, the
date  of acquisition.  Offsetting the impact of Blue Ridge on non-
interest
expense  for  the first half of 1997 was the $700,000 reversal  of litigation
reserves  which  is  reflected  as  a  reduction  in  non-interest expense.  The net
contribution by Blue Ridge in its first three months of affiliated operations
was $371,000. Provision for possible loan losses for the six month period ended June 30, 1997 increased $681,000 over the comparable period in 1996.
Also, the Company's tax position resulted in an increase in the effective tax rate from 29.9% through the second quarter of 1996 to the 1997 level of
31.5%. These increases in provision for possible loan losses and income tax expense offset a portion of the improvement in earnings during this period.

The amounts presented for 1996 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the March 31,
1997,  5-for-4 stock split as well as the affiliation  with  First
Community
Bank of Southwest Virginia, Inc., which was accounted for as a pooling- of -interests.

Net Interest Income

Net  interest  income, the largest contributor  to  earnings,  was
$20.6 million
for  the  first six months of 1997 as compared with $18.5  million for the
corresponding period in 1996.  For the second quarter of 1997, net interest
income  reached $11 million, an increase of 16.2%  over  the  $9.5 million
reported for the second quarter of 1996. Tax equivalent net interest income was $21.8 million for the first half of 1997, a $2 million increase over the
$19.8 million reported for the same period in 1996. The increase in net interest income to record levels was the result of increases in the yield and average balances of earning assets as well as the contribution of earning assets by Blue Ridge. The Company's tax equivalent net interest margin, the ratio of tax equivalent net interest income to average earning assets, of 5.37% at June 30, 1997 decreased slightly from 5.40% at June 30, 1996.

Loans,  the  Company's highest yielding asset category, increased, on average,
$77.2 million ($33.4 million due to the Blue Ridge acquisition) or
15.4%,
comparing  the first half of 1997 to the corresponding  period  in
1996.  This
increase  in  the loan portfolio was funded through  increases  in average
deposits of $78.4 million, ($47.3 due to Blue Ridge) and calls and maturities
of investments.  The yield on the loan portfolio was 9.78% for the first
half  of 1997, substantially unchanged from the 9.83% for the same period in
1996.   The  yield on securities available for sale improved  from
6.60% in 1996
to 6.97% in the first half of 1997. The overall yield on average earning assets increased 7 basis points from 8.97% for the six months ended June 30,
1996 to 9.04% for the corresponding period in 1997.

Market conditions left rates on short-term borrowings, time deposits, and short-term deposits, such as interest-bearing demand deposits, and savings accounts substantially unchanged, with the cost of these funding sources remaining flat during the period.


                                             NET INTEREST INCOME ANALYSIS
                            Six Months Ended            Six Months Ended
(Unaudited)                     June 30,  1997                         June
30, 1996
(Amounts   in        Average    Interest          Yield/Rate        Average
Interest          Yield/Rate
Thousands)        Balance    (1) (2)  (2)    Balance   (1) (2) (2)
Earning Assets:
Loans (3)
    Taxable   $563,900   $27,269   9.75%  $487,001 $23,680   9.78%
    Tax-Exempt    15,873        83910.66%    15,562        88711.46%
    Total      579,773    28,108   9.78%   502,563   24,567  9.83%
Reserve for Possible   (9,597)                       (8,561)
      Loan Losses
    Net Total  570,176                     494,002

Investments Available
      for Sale:
    Taxable    122,453     4,104   6.76%   102,336   3,204   6.30%
    Tax-Exempt    14,329        6258.79%    15,557        6688.63%
    Total      136,782     4,729   6.97%   117,893     3,872 6.60%
Investment Securities
      Held to Maturity:
    Taxable     50,156     1,598   6.42%    71,695   2,280   6.40%
    Tax-Exempt    49,408        1,9067.78%    47,134      1,9678.39%
    Total       99,564        3,5047.10%   118,829      4,2477.19%

Interest-Bearing Deposits    375      23    12.37%     853      23    5.42%
Federal Funds Sold     10,967          296   5.44%      4,325           114
5.30%

Total Earning Assets817,864     36,6609.04%735,902     32,8238.97%
Other Assets    67,021                      52,116

    Total     $884,885                    $788,018

Interest-Bearing Liabilities:
    Interest-bearing Demand
       Deposits$100,933    1,372   2.74% $  92,394   1,240   2.70%
    Savings Deposits136,6562,082   3.07%   135,298   2,082   3.09%
    Time Deposits364,279   9,475   5.25%   308,059   8,021   5.24%
    Short-Term Borrowings 63,403   1,360     4.33%  59,273   1,283    4.35%
     Other Indebtedness    19,192          5996.29%    15,133           436
5.79%
     Total  Interest-Bearing  684,463     14,8884.39%   610,157      13,062
4.31%
      Liabilities

Demand Deposits 94,365                      82,038
Other Liabilities14,564                     13,066
Stockholders' Equity    91,493                        82,757
    Total     $884,885                    $788,018

Net Interest Earnings           $ 21,772                       $19,761

Net Interest Spread                4.65%                     4.66%

Net Interest Margin                5.37%                     5.40%

(1) Interest amounts represent taxable equivalent results for the first six months of 1997 and 1996.
(2)    Fully Taxable Equivalent-using the statutory rate of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In order to maintain a balance in the reserve for possible loan losses which is sufficient to absorb potential loan losses, charges are made to the provision for possible loan losses (provision). The provision for possible loan losses was $1.7 million for the first half of 1997 compared with $1.0 million for the corresponding period in 1996.

Net charge-offs for the first half of 1997 were $1.7 million as compared to $605,000 for the corresponding period in 1996. Expressed as a percentage of loans, net charge-offs were .27% for the six month period ended June 30,
1997 and .11% for the corresponding period in 1996. The increase in net charge offs between the two periods include the impact of elevated losses in the company's credit card division, indirect auto lending and a larger charge off of $276,000 on a commercial account bankruptcy.

The reserve for possible loan losses totaled $10.2 million at June 30, 1997 and $9 million at December 31, 1996 resulting in reserve to loan ratios of
1.66% and 1.64% for the respective periods.

The coverage ratio represents the percentage of non-performing loans covered through available reserves. As of June 30, 1997, this ratio was 103.6% as compared  to  124.1% at June 30, 1996 and 143.7% at December  31,
1996.
Management continually evaluates the adequacy of the reserve for possible loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June
30, 1997.

Non-Interest Income

Non-interest  income  consists of  all  revenues  which  are  not included in
interest  and fee income related to earning assets.   Total  non-
interest income
increased $301,000, or 8.2% from $3.7 million for the six  months ended June
30,  1996 to $4 million for the corresponding period in 1997.   A
loss of
$165,000 on the sale of investment securities is included in  the
1996
operating  results as the Company repositioned a portion  of  its available for
sale investment portfolio for improved performance.  In addition,
1997
results for the first six months reflected an increase of $290,000 in credit card fees due to continued growth in the credit card portfolio.

Non-interest  income  for  the second quarter  of  1997  remained substantially
unchanged, increasing only $53,000 from the comparable period one year
earlier.   Included  in  second  quarter  results  for  1996  was
$295,000 in other
income  received  from  life  insurance  proceeds.   1997  second
quarter results
reflect the impact of Blue Ridge, which contributed $143,000 while credit card fees increased $140,000 over second quarter 1996.

Non-Interest Expense

Non-interest expense totaled $11.4 million in the first  half  of
1997
increasing $656,000 over the corresponding period in 1996.   This
increase was
the  net  effect of an increase in salaries and employee benefits of $781,000 or
15.9% and decreases in occupancy expense of $92,000 or 10.6%  and furniture
and  equipment expense of $25,000 or 3.5%.  Increases in salaries
and
employee  benefits include the impact of two branch  acquisitions in September
1996 and a bank acquisition in April 1997 which added approximately $598,000 in new salary and benefit costs in addition to the impact of company-wide salary progression.

In  comparing second quarter of 1997 with second quarter of 1996, non-interest
expense  increased $600,000 or 11.2%.  1997 results include  Blue
Ridge which
added  $1.2 million to the Company's total non-interest  expense.
Also, during
the  second  quarter of 1997, pending litigation  was  concluded, enabling the
Company  to  reverse  $700,000  in  litigation  reserves.    This
adjustment was
reflected  as  a  reduction  of  other  operating  expenses   and
partially offset the
impact of Blue Ridge. Excluding Blue Ridge, second quarter 1997 reflects an increase of $64,000 in salaries and benefits related primarily to two branch acquisitions in September 1996 which added $43,000 in new salary and benefit costs.

Income Tax Expense

Income tax expense increased $494,000 from $3.1 million in the first half of
1996 to $3.6 million for the corresponding period in 1997. This increase in taxes is principally the result of the increase in pre-tax income of $1 million or 9.9% when comparing the first half of 1997 with the corresponding period in 1996. The effective tax rates for the first half were 31.5% in
1997 and 29.9% in 1996. For the second quarter of 1997, the Company reported $1.9 million in income tax expense, an increase of $200,000 over the $1.7 million reported for the same period one year earlier. The effective tax rate for second quarter 1997 was 32%, compared to 30.6% for second quarter 1996.

FINANCIAL POSITION

Securities

Securities   totaled  $237.7  million  at  June   30,1997   which
represented an
increase of $1.2 million from December 31, 1996.  The acquisition of Blue
Ridge Bank in the second quarter of 1997 contributed approximately $22.6 million to the securities portfolio. An offsetting decrease in the portfolio as a result of routine maturities was used to reduce the wholesale funding from the Federal Home Loan Bank.

Securities  available for sale were $138.8 million  at  June  30,
1997 as
compared  to  $136.1  million at December 31,  1996.   Securities
available for
sale are recorded at their fair market value at June 30, 1997 and
December
31,  1996.   The unrealized gain or loss, which is the difference
between book
value  and  market  value,  net of  related  deferred  taxes,  is recognized in the
Stockholder's Equity section of the balance sheet. The unrealized gain after taxes of $433,000 at December 31, 1996, increased $107,000 to $540,000 at June 30, 1997.

Investment  securities, which are purchased with  the  intent  to hold until
maturity,  totaled $98.9 million at June 30, 1997 as compared  to
$100.3
million at December 31, 1996. The market value of investment securities at
June 30, 1997 was 101.8% of book value as compared with 100.9% at December
31, 1996, reflecting a substantially flat bond market.

Loans

The   Company's   lending  strategy  stresses   quality   growth,
diversified by
product, geography, and industry. A common credit underwriting structure and review process is in place throughout the Company.

Total  loans increased $68 million from $548 million at  December
31, 1996 to
$616  million at June 30, 1997, due primarily to the  acquisition of Blue Ridge
Bank in the second quarter of 1997, which contributed approximately $66 million to the loan portfolio. The loan to deposit ratio decreased slightly from 85% at December 31, 1996 to 82% at June 30, 1997.

Average  total  loans have increased $77 million  over  the  last twelve months.
Approximately 43% of the increase was attributable to Blue  Ridge which added
$33  million to the 1997 average balance.  The company  continues to
effectively compete with larger regional banks for small business customers
both  in  and  around  the  company's  primary  markets,  further contributing to
loan  growth.   The  loan portfolio continues to  be  diversified
among loan types
and  industry  segments.  Commercial and commercial  real  estate loans represent
the  largest portion of the portfolio, comprising $238.7  million or 39% of
total  loans at June 30, 1997 and $246.1 million or 45% of  total loans at
December  31,  1996.  Residential real estate loans increased  to
$224.1 million
or  36%  of  the total portfolio at June 30, 1997 as compared  to
$171.5 million
or  31% at December 31, 1996.  This increase in residential  real estate loans
was  due  largely to the Blue Ridge affiliation which contributed
$32 million.
While  loans  to  individuals increased  in  volume  from  $119.3 million at
December 31, 1996 to $137.5 million at June 30, 1997, the percentage of the total portfolio remained level at 22% for both periods.

Non-Performing Assets

Non-performing  assets  are comprised  of  loans  on  non-accrual status, loans
contractually  past  due  90  days or  more  and  still  accruing interest and other
real  estate  owned  (OREO).  Non-performing  assets  were  $12.3 million at June
30,  1997,  or  2%  of total loans and OREO, compared  with  $8.5 million or 1.5%
at December 31, 1996. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In  Thousands)  June  30    March 31  December  31           September  30
June 30
                   1997      1997      1996     1996       1996

Non-Accrual   $7,173    $7,096    $5,476    $6,620    $4,420

Ninety Days Past Due     2,674     5,189       780     4,960     2,635

Other Real Estate Owned    2,483      2,450   2,225      1,969       2,309

             $12,330   $14,735    $8,481   $13,549    $9,364
Restructured loans
performing in accordance
with modified terms$     547$   394$     401$   405  $   409

Non-accrual  loans and loans ninety days past due increased  $1.7 million and
$1.9  million,  respectively, when comparing June  30,  1997  and
December 31,
1996.   The  increase in non-accrual loans is  due  primarily  to
three
relationships.  One is a plastic film manufacturer, in the amount of
$565,000,  on which the Company has begun foreclosure proceedings and is in
the   process  of  liquidation.   The  Company  anticipates  that
proceeds from the
sale  of  repossessed equipment will be sufficient to  cover  the debt and
expects no material loss.  A second relationship contributing  to the increase
in  non-accrual loans is a community hospital, in the  amount  of
$652,000.
The  hospital has filed for relief under Chapter 11 of  the  U.S.
Bankruptcy
code.   This  loan is 80% guaranteed by the FHA and is continuing
to make
reduced principal payments. The third relationship which increased non-accrual loans is comprised of two restaurant loans amounting to $425,000, one  of  which  will soon be liquidated, relieving  approximately
$69,000 of the
debt. The other portion, or $356,000 of the debt, is expected to become current by the end of the third quarter.

As  of  June  30,  the increase in ninety-days past  due  relates primarily to
one  relationship, a local car dealership, totaling $1.2 million.
The Company
is currently seeking to secure its position by obtaining collateral interests in real property. Subsequent to June 30 and prior to the release of this report, this relationship was converted to non-accrual status. Based upon new information and the most recent evaluation of collateral and absent any favorable developments on this credit, it is likely that it will be reduced to a carrying value of $303,000, resulting in a $819,000 charge to the reserve.

Management believes that the extent of problem loans at June 30, 1997 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as further erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

Stockholders' Equity

Total stockholders' equity reached $93.9 million at June 30, 1997 increasing
$4.6 million over the $89.3 million reported for December 31, 1996. The increase in stockholders' equity was the result of earnings net of dividends of $4.5 million. Also contributing to the improvement in equity was an increase of $107,000 in the unrealized gain on securities available for sale, rising from $433,000 at December 31, 1996 $540,000 at June 30, 1997.

The  Federal Reserve's risk based capital guidelines and leverage ratio
measure  capital  adequacy  of banking institutions.   Risk-based
capital
guidelines   weight   balance  sheet   assets   and   off-balance
commitments based on
inherent  risks associated with the respective asset  types.   At
June 30,
1997, the company's risk adjusted capital-to-asset ratio was 13.58% as compared to 17.02% at December 31, 1996. The company's leverage ratio at
June 30, 1997 was 8.13% compared with 10.33% at December 31, 1996. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

Liquidity

The  Company  maintains a significant level of liquidity  in  the form of cash
and due from bank balances ($33.4 million), investment securities available
for  sale  ($138.8 million), federal funds sold ($13.9  million), and Federal
Home Loan Bank of Pittsburgh credit availability of $159.9 million. Cash advances from the Federal Home Loan Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

FCFT, INC.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(a) In the matter of Four Winds Development, Inc., W. Stephen Melcher, and E. T. Boggess, plaintiffs vs. First Community Bank and Dave Shields
Company, Inc., defendants, the settlement and compromise which is discussed in the Company's 1996 Annual Report on Form 10-K has been completed and agreed to by all parties to the litigation as well as parties to the related civil matter and mechanics' lien action. The settlement and release has been executed by all parties and has been approved by written order by the appropriate Bankruptcy Courts. A court order dismissing the civil proceeding in Mercer County, West Virginia Circuit Court was issued June 6, 1997. The net cost of the settlement and compromise to the Company was approximately
$460,000 after contribution by other defendants and parties and the Company's insurance carrier.

Item 2.  Changes in Securities

      (a)    N/A

      (b)    N/A

Item 3.  Defaults Upon Senior Securities

      (a)    N/A
      (b)    N/A

Item 4.  Submission of Matters to a Vote of Security Holders

      (a)    N/A

Item 5.  Other Information

      (a)    N/A

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

Exhibit 15 - Letter regarding unaudited interim financial information
              Exhibit 27 - Financial Data Schedule

      (b)    Reports on Form 8-K
A report on Form 8-K regarding the Blue Ridge merger was filed during the second quarter of 1997.

August 14, 1997


To the Board of Directors and Stockholders of FCFT, Inc.



Dear Sirs:

We have made a review, in accordance with standards established by the
American Institute of Certified Public Accountants, of the unaudited interim financial information of FCFT, Inc. and subsidiaries for the periods ended
June 30, 1997 and 1996, as indicated in our report dated July 25, 1997;
because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your
Quarterly  Report  on Form 10-Q for the quarter  ended  June  30,
1997, is
incorporated by reference in Registration Statement No. 33-72616 on Form
S-8 and Registration Statement No. 333-2996 on Form S-4.

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



DATE:  August 13, 1997


______________________________
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  August 13, 1997


______________________________
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)