Form 10-Q
period 1997-09-30
FCFT INC
filed 1997-11-14
CIK 859070

222222
22

First Community Bancshares, Inc.
P O Box 5909
Princeton, West Virginia 24740

November 14, 1997

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,



First Community Bancshares, Inc.

Vivian Perry
Financial Accountant

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET
WASHINGTON, D.C.  20549

FORM 10-Q



(Mark One)
X            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)  OF
THE SECURITIES
EXCHANGE ACT OF 1934


For  the  Quarterly  Period Ended:           September  30,  1997
OR

_            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For    the    transition   period   from:__________________    to
__________________

                     Commission File Number: 0-19297

                                               FIRST    COMMUNITY
BANCSHARES, INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                Outstanding at  October  31,
1997
Common Stock, $1 Par Value                      5,650,932

                First Community Bancshares, Inc.

                                                      FORM 10-Q
        For the quarter ended September 30, 1997

                            INDEX
PART I.  FINANCIAL INFORMATION               REFERENCE

               Item 1.  Financial Statements

     Consolidated Balance Sheets September 30, 1997 and
        December 31, 1996                       4
     Consolidated Statements of Income for the
        Three and Nine Month Periods Ended September 30, 1997 and
1996 5
     Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1997 and 1996  6
     Consolidated Statements of Changes in Stockholders'
        Equity for the Nine Months Ended September 30,
        1997 and 1996                           7
     Notes to Consolidated Financial Statements8-10
     Independent Accountants' Report           11

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations  12-18

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                19

     Item 2.  Changes in Securities            19

     Item 3.  Defaults Upon Senior Securities  19

     Item 4.  Submission of Matters to a Vote of19
                  Security Holders

     Item 5.  Other Information                19

     Item 6.  Exhibits and Reports on Form 8-K19, 20, 22

SIGNATURES                                     21

ITEM 1.  FINANCIAL STATEMENTS

                        First Community Bancshares, Inc.
                       CONSOLIDATED BALANCE SHEETS
(Unaudited)                           September 30   December 31
(Amounts  in  Thousands  except  share  data)                     1997
1996
Assets:
Cash and due from banks             $  35,779      $  27,347
Federal funds sold                     29,580             --
Securities available for sale (amortized cost
    of $134,255, September 30, 1997; $135,404,
    December 31, 1996)                135,819        136,113
Investment securities:
    U.S. Treasury securities            4,598          8,247
      U.S.   Government   agencies  and  corporations           34,671
43,494
    States and political subdivisions  78,208         47,532
    Other securities                    1,057          1,055
    Total Investment Securities (market
       value, $120,955, September 30, 1997; $101,200
       December 31, 1996)             118,534        100,328
Total loans, net of unearned income   666,601        547,703
    Less: reserve for possible loan losses       10,143     8,987
    Net loans                         656,458        538,716
Premises and equipment, net            17,825         12,334
Other real estate owned                 2,279          2,225
Interest receivable                     7,360          6,341
Other assets                            9,603         10,122
Intangible assets                      26,768          4,116
    Total Assets                   $1,040,005       $837,642

Liabilities:
Deposits, non-interest bearing    $   106,496      $  89,902
Deposits, interest-bearing            743,675        553,595
    Total Deposits                    850,171        643,497
Interest, taxes and other liabilities  13,050         11,217
Federal funds purchased                    --         25,468
Securities  sold  under agreement  to  repurchase          54,575
53,031
Other indebtedness                     26,247         15,126
    Total Liabilities                 944,043        748,339

Stockholders' Equity:
Common stock, $1 par value in 1997 and $5 par value
    in 1996; 10,000,000 shares authorized; 5,755,741 issued
    in 1997 and 1996; 5,650,932 and 5,650,205 shares outstanding
    in 1997 and 1996, respectively      5,756         28,779
Additional paid-in capital             37,587         14,564
Retained earnings                      52,952         46,815
Treasury stock, at cost               (1,271)        (1,288)
Unrealized gain on securities available for  sale             938
433
    Total Stockholders' Equity         95,962         89,303
     Total  Liabilities  and Stockholders'  Equity     $1,040,005
$837,642

See Notes to Consolidated Financial Statements.

                First Community Bancshares, Inc.
                                                     CONSOLIDATED
STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except  Nine Months Ended            Three
Months Ended
Share and Per Share Data)        September 30   September 30
                               1997   1996    1997      1996
Interest Income:
Interest and fees on loans $43,311 $37,371   $15,496 $13,115
Interest  on  securities available for  sale6,758  5,466    2,248
1,830
Interest on investment securities:
    U.S. Treasury securities   280     635        75     184
     U.S.  Government  agencies and corporations   1,797    2,630
551                            875
     States  and  political subdivisions2,179      1,878      836
567
    Other securities            64      62        22      19
Interest on federal funds sold 568     117       272       3
Interest  on  deposits in  banks              35               25
12                               0
     Total  Interest Income      54,992       48,184       19,512
16,593

Interest Expense:
Interest on deposits        20,413  17,150     7,490   5,805
Interest  on  borrowings        3,084        2,831          1,119
1,113
     Total Interest Expense      23,497     19,981          8,609
6,918
    Net Interest Income     31,495  28,203    10,903   9,675
Provision  for  possible  loan  losses         2,453        1,657
736                            621
Net Interest Income After Provision for
     Possible  Loan  Losses      29,042      26,546        10,167
9,054

Non-Interest Income:
Fiduciary income             1,155   1,203       362     422
Service  charges  on deposit accounts   2,337      2,199      865
755
Other  charges,  commissions and fees   2,189      1,699      777
558
Investment securities losses    --    (165)       --      --
Other operating income           429          583             119
100
       Total   Non-Interest   Income          6,110         5,519
2,123                        1,835

Non-Interest Expense:
Salaries and employee benefits8,768  7,302     3,082   2,396
Occupancy  expense  of bank premises    1,313      1,291      534
422
Furniture and equipment expense1,198 1,028       507     313
Other  operating expense        7,442        6,656          3,182
2,387
       Total    Non-Interest   Expense        18,721       16,277
7,305                        5,518

Income before income taxes  16,431  15,788     4,985   5,371
Income  tax  expense            5,208        4,836          1,598
1,720
     Net Income             $11,223    $10,952      $ 3,387     $
3,651

     Net  income  per  common  share        $  1.99       $  1.95
$ .60                        $ .65

Weighted  average shares outstanding5,650,2565,614,296  5,650,355
5,646,873

See Notes to Consolidated Financial Statements.

                First Community Bancshares, Inc.
                                                     CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts                       in                      Thousands)
Nine Months Ended
                                 September 30      September 30
                                        1997              1996
Cash Flows From Operating Activities:
Net income                      $ 11,223           $ 10,952
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses2,453           1,657
    Depreciation of premises and equipment              819 658
    Amortization of intangibles      332                474
    Investment amortization and accretion, net        (120) 40
    (Gain) Loss on the sale of assets, net             (74) 130
    Other liabilities, net       (1,452)                178
    Interest receivable             (30)                774
    Other assets, net              1,523             (1,439)
    Other, net                        51                (34)

       Net  cash  provided  by operating  activities       14,725
13,390

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
     Sales  of  securities available  for  sale                --
11,016
     Maturities  and  calls  of investment  securities     19,996
22,789
     Maturities and calls of securities available for  sale19,285
13,279
    Purchase of investment securities(28,005)        (2,915)
     Purchase  of  securities available for  sale         (5,646)
(19,678)
    Loans to customers, net     (21,435)            (64,655)
    Purchase of equipment          (862)               (228)
    Sale of equipment                  5                 41
    Net cash provided by acquisitions       39,714   18,771

      Net  cash  provided  by  (used  in)  investment  activities
23,052                          (21,580)

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
    Demand and savings deposits, net(3,962)           1,194
    Time deposits, net            22,299              8,155
    Short-term borrowings, net  (23,924)              5,550
    Increase in long-term debt    11,500                 --
    Payment of long-term debt      (609)                 (8)
    Acquisition of treasury stock     --               (170)
    Reissuance of treasury stock      17              1,420
    Cash dividends paid          (5,086)             (4,161)

     Net  cash  provided by financing  activities             235
11,980

Net increase in cash and cash equivalents            38,012 3,790
Cash  and  cash  equivalents at beginning  of  year        27,347
26,275
Cash  and  cash  equivalents at end  of  quarter          $65,359
$30,065

See Notes to Consolidated Financial Statements.

                First Community Bancshares, Inc.
                            CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(Unaudited)                                                  Unrealized
(Amounts in Thousands, Except                                Gain (Loss)
Share  and  Per Share Data)                    Additional                on
Securities
                         Common    Paid-In Retained Treasury Available
                          Stock    Capital Earnings  Stock    for Sale
Balance beginning of
    the period,
    January 1, 1996$  28,779  $  14,564$  39,319$  (2,646)$    391

Net Income                --         --   10,952      --        --

Common dividends
    declared ($.74
    per common share)     --         --   (4,161)     --        --

Purchase of 6,375
    shares at $26.74
    per share             --         --       --    (170)       --

Reissuance of 59,164 shares
    at $24.57 per share   --        (33)      --   1,453        --

Unrealized net loss
    on securities available
     for  sale               --              --            --            --
(949)

Balance, September 30, 1996 $28,779   $14,531 $46,110 $(1,363)     $(558)

Balance beginning of
    the period,
    January 1, 1997  $28,779    $14,564  $46,815$(1,288)      $433

Net income                --         --   11,223      --        --

Common dividends
    declared ($.90
    per common share)     --         --   (5,086)     --        --


Reissuance of 727 shares
    at $24.38 per share   --         --       --      17        --

Change in par value from
    reorganization   (23,023)    23,023       --      --        --

Unrealized net gain on
    securities available
    for sale              --         --       --      --       505
                  __________ __________ __________________ _______

Balance,   September   30,  1997          $5,756        $37,587     $52,952
$(1,271)                $938

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Reorganization and Name Change

On  September 30, 1997 the Company, formerly known as FCFT, Inc., merged with
and  into First Community Bancshares, Inc., a Nevada corporation, formed to
facilitate  the  change of the Company's state of  domicile  from
Delaware to
Nevada  and to effect the change in name.  The change in domicile is intended
to  achieve reduced franchise taxes while the change in name  was designed to
align  the parent company image with that of its affiliate banks.
The
reorganization had no impact on the ownership of the company  and its
affiliates other than those described above. In this reorganization the par value of the Company's common stock was reduced from $5 per share to $1 per share.

Note 2.  Unaudited Financial Statements

The unaudited consolidated balance sheet as of September 30, 1997 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the periods ended September 30, 1997 and 1996 have been prepared by the management of First Community Bancshares, Inc. (FCBI).
In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at September 30, 1997 and its results of operations, cash flows, and changes in stockholders' equity for the periods ended September 30, 1997 and 1996, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The  consolidated balance sheet as of December 31, 1996 has  been extracted
from  audited financial statements included in the Company's 1996
Annual
Report   to  Shareholders.   Certain  information  and   footnote
disclosure normally
included  in  financial statements prepared  in  accordance  with generally
accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the 1996 Annual Report of FCBI.

Note 3. Acquisitions

On  April 9, 1997, FCBI acquired 100% of the common stock of Blue
Ridge Bank
(Blue  Ridge),  headquartered in Sparta,  North  Carolina.   Blue
Ridge is a $105
million  state-chartered  bank with offices  located  in  Sparta,
Elkin, Hays and
Taylorsville, North Carolina.  Pursuant to the Agreement and Plan
of merger,
FCFT  exchanged cash of $19.50 for each of Blue Ridge's 1,212,148 common
shares.    In  conjunction  with  the  acquisition,  Blue   Ridge
cancelled outstanding
stock  options  through the payment of $727,948 representing  the difference
between   $19.50  and  the  respective  option   prices.    Total
consideration
including  the payment for cancellation of the options was  $24.7 million and
resulted  in  an intangible asset of approximately $13.2  million which is being
amortized  over a 15 year period.  The acquisition was  partially funded with
loan proceeds of $11.5 million which the Company borrowed from an outside
source.   The  loan  agreement  has certain  covenants  that  may
restrict the
payment  of  dividends to stockholders in the  event  of  default along with
other customary borrowing provisions. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Blue
Ridge are included in consolidated results of FCBI from the date of acquisition. Subsequent to the merger, Blue Ridge operates as a wholly-owned subsidiary of FCBI.

The  following unaudited proforma financial information shows the effect of the
Blue   Ridge   Bank  acquisition  as  if  the  transaction   were
consummated on the
first day of each period presented:

                First Community Bancshares, Inc.
                 Proforma Financial Information
          (Amounts in thousands except per share data)
                          Nine Months EndedThree months ended
                            September 30    September 30
                          1997     1996       1997      1996
Net    Interest    Income        $32,465                  $52,271
$10,903             $11,031
Net  Income               $10,718               $11,414 $   3,387
$  3,794
Net  Income  per common share$     1.90                $     2.03
$      .60             $      .67

At the close of business on July 24, 1997, First Community Bank of Southwest
Virginia, Inc., formerly Citizens Bank of Tazewell, Inc., the Virginia subsidiary of FCBI acquired the Clintwood, Virginia branch of First Virginia
Bank-Mountain Empire; the Pound, Virginia branch of Premier Bank-
Central,
N.A.;  and  the  Fort Chiswell, Virginia branch of Premier  Bank-
South, N.A.
The acquisition of these branches added approximately $44 million in deposits.
The intangible value of this transaction totaled approximately $4.6 million and is being amortized over a 15 year period. This acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations of the Clintwood, Pound and Fort Chiswell branches are included in consolidated results only from the date of acquisition.

At  the  close of business on September 26, 1997, First Community
Bank , Inc.,
a  subsidiary  of  FCFT, Inc., acquired the  Man,  West  Virginia branch of
Huntington  National  Bank,  West Virginia  ("Huntington").   The
acquisition of
this branch added approximately $51 million in deposits The intangible value of this transaction totaled approximately $4.9 million which is being amortized over a 15 year period. This acquisition was accounted for under the purchase method of accounting; therefore, the operations of the Man branch will be included in consolidated results of operations only from the date of acquisition.

On  August  1, 1997, First Community Bank of Southwest  Virginia,
Inc., commenced
banking operations at its de-novo branch in Wytheville, Virginia.

Note 4.  Cash Flows

For the nine months ended September 30, 1997 and 1996, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of
$35.8 million at September 30, 1997 and $30.1 million at September 30, 1996, and federal funds sold of $29.6 million at September 30, 1997.

Note 5.  Commitments and Contingencies

The  Company is currently a defendant in various actions most  of which involve
lending  and  collection  activities  in  the  normal  course  of business, some of
which  have  remained dormant for a number of years.  Certain  of these actions
are  described in greater detail in the Company's 1996 Report  on
Form 10-K.
While  the  Company and legal counsel are unable  to  assess  the outcome of each
of  these matters, they are of the belief that the resolution  of these actions
should  not  have  a  material adverse affect  on  the  financial position or results
of operations of the Company. In addition to the above referenced matters, the following action was filed in the third quarter of 1997.

In  August, 1997 the Company was named as a defendant in  a  suit seeking to
overturn the establishment of a private foundation for which  the
Company's
Trust Division serves as trustee.  The suit filed by heirs of the foundation
donor,  seeks a total of $6 million in compensatory and  punitive damages as
well as the termination of the foundation. The company and trustee believe the creation and operation of the foundation represent the intent and will of the donor and intend to defend the suit and the continuation of the foundation's purpose. Both management and the Company's legal counsel are of the opinion that this suit is without merit and will be successfully defended with no material adverse impact on the Company's financial condition or results of operations.

Note 6.  Common Stock

In the first quarter of 1997, the Company declared a five-for-four stock split. Accordingly, $5.8 million was transferred from additional paid-in capital to common stock, representing the par value of the new shares issued.
All balance sheet amounts as well as all share and per share amounts reported herein have been adjusted for the stock split.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



We  have reviewed the accompanying consolidated balance sheet  of
First
Community Bancshares, Inc. (FCBI) and subsidiaries as of September 30, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three-month and nine-month periods ended
September 30, 1997 and 1996. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing
standards,   the   consolidated  balance  sheet   of   FCBI   and
subsidiaries as of
December  31,  1996, and the related consolidated  statements  of income, changes
in  stockholders' equity, and cash flows for the year then  ended
(not presented
herein);  and in our report dated January 30, 1997, we  expressed an unqualified
opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of
December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
October 31 , 1997

FCBI
PART 1. ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The Company reported net income of $11.2 million for the nine month period ended September 30, 1997, a 2.5% increase over net income of $10.9 million for the same period in 1996. Earnings per common share between the same periods increased 2.1%, from $1.95 to $1.99.

The  improvement in earnings for 1997 can be primarily  attributed to a $3.3
million  increase in net interest income compared  with  the  same period in 1996
including   $2.9  million  contributed  through  the  Blue   Ridge
acquisition.  In
May  of  1997,  $700,000  in litigation  reserves  were  reversed, resulting in an
after-tax  contribution of $420,000 to current year results.   The
reversal
was   the  result  of  a  final  settlement  of  the  dispute   at
substantially lower
sums  than  previously anticipated.  Non-interest income  for  the nine month
period  ended  September  30,  1997 increased  $591,000  over  the comparable period
in 1996, $299,000 of which was due to the Blue Ridge acquisition. Non-interest expense for the nine month period ended September 30, 1997 increased  $2.4 million over the comparable period  in  1996  with
Blue Ridge
contributing $2.3 million for the period since April 9, 1997,  the date of
acquisition.   Offsetting the impact of Blue Ridge on non-interest
expense for
1997  was  the $700,000 reversal of litigation reserves  which  is reflected as a
reduction in non-interest expense.  The net contribution  by  Blue
Ridge in its
first six months of affiliated operations was $846,000.  Provision for
possible loan losses for the nine month period ended September 30,
1997
increased $796,000 over the comparable period in 1996.  Also,  the
Company's
tax  position  resulted in an increase in the effective  tax  rate from 30.6%
through September 30, 1996 to the 1997 level of 31.7%. These increases in provision for possible loan losses and income tax expense offset a portion of the improvement in pre-tax earnings between the periods.

The amounts presented for 1996 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the March 31, 1997,
5-for-4  stock  split  as  well  as  the  affiliation  with  First
Community Bank of
Southwest Virginia, Inc., which was accounted for as a pooling-of-interests.

Net Interest Income

Net  interest  income, the largest contributor  to  earnings,  was
$31.5 million
for  the  first nine months of 1997 as compared with $28.2 million for the
corresponding period in 1996.  For the third quarter of 1997,  net interest
income  reached $10.9 million, an increase of 12.7% over the  $9.7 million
reported  for  the  third  quarter of 1996.   Tax  equivalent  net
interest income
was $33.4 million for the nine months ended September 30, 1997,  a
$3.4
million increase over the $30.0 million reported for the same period in 1996.
The increase in net interest income to record levels was the result of increases in the average balances of earning assets driven largely by the acquisition of Blue Ridge in North Carolina and four branches in West
Virginia and Virginia. The Company's tax equivalent net interest margin, the ratio of tax equivalent net interest income to average earning assets, of
5.29% at September 30, 1997 decreased slightly from 5.39% at September 30,
1996.

Loans,  the  Company's highest yielding asset category, increased, on average,
$84.8  million  ($44.8  million or  53%  due  to  the  Blue  Ridge acquisition and
$5.8  million  or  7% due to branch acquisitions)  when  comparing
September 1997
average  balances  to  the corresponding average  in  1996.   This
increase in the
loan portfolio was funded through increases in average deposits of
$107.2
million.  The yield on the loan portfolio was 9.75% for the  first nine months
of  1997,  down slightly from 9.81% on the corresponding  date  in
1996.  The
yield on securities available for sale improved from 6.63% in 1996 to 6.92% in
1997.   The  overall yield on average earning assets  increased  4 basis points
from 8.98% for the nine months ended September 30, 1996 to 9.02% for the corresponding period in 1997.

Market conditions left rates on short-term borrowings, time deposits, and short-term deposits, such as interest-bearing demand deposits, and savings accounts substantially unchanged. Excluding long term debt, the overall cost of funding sources increased only 3 basis points between September 30, 1996 and 1997.

                                                               NET INTEREST
INCOME ANALYSIS
                            Nine Months Ended       Nine Months Ended
(Unaudited)               September 30, 1997                      September
30, 1996
(Amounts   in        Average    Interest          Yield/Rate        Average
Interest          Yield/Rate
Thousands)        Balance    (1) (2)  (2)    Balance   (1) (2) (2)
Earning Assets:
Loans (3)
    Taxable   $584,264   $42,498   9.72%  $499,691 $36,521   9.76%
    Tax-Exempt   15,718    1,253  10.66%    15,488     1,30811.28%
    Total      599,982    43,751   9.75%   515,179   37,829  9.81%
Reserve for Possible
      Loan Losses     (9,683)              (8,716)
    Net Total  590,299                     506,463

Securities Available
      for Sale:
    Taxable    121,993     6,130   6.72%   101,669   4,815   6.33%
    Tax-Exempt   15,205      966   8.49%    15,500     1,001 8.62%
    Total      137,198     7,096   6.92%   117,169     5,816 6.63%
Investment Securities
      Held to Maturity:
    Taxable     48,580     2,188   6.02%    69,060   3,376   6.53%
    Tax-Exempt   53,574    3,278   8.18%    47,072      2,8137.98%
    Total      102,154     5,466   7.15%   116,132      6,1897.12%

Interest-Bearing Deposits    444      35    10.54%     869      25    3.84%
Federal Funds Sold   13,831      5685.49%      2,906          1165.33%

Total Earning Assets843,926  56,9169.02%   743,539     49,9758.98%
Other Assets    73,216                      53,540

    Total     $917,142                    $797,079

Interest-Bearing Liabilities:
    Interest-bearing Demand
       Deposits$105,089    2,153   2.74% $  92,180   1,864   2.70%
    Savings Deposits139,1333,195   3.07%   134,512   3,115   3.09%
    Time Deposits385,172  15,065   5.23%   309,667  12,171   5.25%
    Short-Term Borrowings 62,439   2,035     4.36%  65,182   2,175    4.46%
     Other Indebtedness    21,670   1,049     6.47%    15,132           656
5.79%
     Total  Interest-Bearing  713,503 23,497    4.40%   616,673      19,981
4.33%
      Liabilities

Demand Deposits 96,948                      82,796
Other Liabilities13,808                     13,317
Stockholders' Equity   92,883               84,293
    Total     $917,142                    $797,079

Net Interest Earnings            $33,419                       $29,994

Net Interest Spread                4.61%                     4.65%

Net Interest Margin                5.29%                     5.39%

(1) Interest amounts represent taxable equivalent results for the first nine months of 1997 and 1996.
(2)    Fully Taxable Equivalent-using the statutory rate of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In order to maintain a balance in the reserve for possible loan losses which is sufficient to absorb potential loan losses, charges are made to the provision for possible loan losses (provision). The provision for possible loan losses was $2.45 million for the nine months ended September 30, 1997 compared with $1.66 million for the corresponding period in 1996. The provision for 3rd quarter 1997 was $736,000, compared to $621,000 for 3rd quarter 1996, an increase of 18%, reflecting elevated charge-offs for the quarter as indicated below.

Net charge-offs for the nine months ended September 30, 1997 were $3.3 million as compared to $855,000 for the corresponding period in 1996. Expressed as a percentage of loans, net charge-offs were .49% for the nine month period ended
September 30, 1997 and .16% for the corresponding period in 1996. The increase in net charge offs between the two periods includes the impact of elevated losses in the company's credit card division, indirect auto lending and two larger charge offs of $819,000 on a local auto dealership and $276,000 on a commercial account bankruptcy.

The reserve for possible loan losses totaled $10.1 million at September 30,
1997 and $9 million at December 31, 1996 resulting in reserve to loan ratios of 1.52% and 1.64% for the respective balance sheet dates.

The coverage ratio represents the percentage of non-performing loans covered through available reserves. As of September 30, 1997, this ratio was 73.7%
as compared to 78.8% at September 30, 1996 and 143.7% at December
31, 1996.
Management continually evaluates the adequacy of the reserve for possible loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the reserve at September
30, 1997.

Non-Interest Income

Non-interest  income  consists of  all  revenues  which  are  not included in
interest and fee income related to earning assets. Total non-interest income increased $591,000, or 10.7% from $5.5 million for the nine months ended
September 30, 1996 to $6.1 million for the corresponding period in 1997. A loss of $165,000 on the sale of investment securities is included in the 1996 operating results as the Company repositioned a portion of its available for sale investment portfolio for improved performance. In addition, 1997 results for the first nine months reflected an increase of $486,000 in credit card fees due to continued growth in the credit card portfolio and merchant accounts.

Included in other operating income for 1996 are the proceeds of officers life insurance totalling $295,000. These proceeds account for the decrease in other operating revenues between 1996 and 1997.

Non-interest  income  for  the third quarter  of  1997  increased
$288,000 (15.7%)
from the comparable period one year earlier. Included in third quarter results for 1997 is the impact of Blue Ridge, which contributed $156,000 while credit card fees increased $196,000 over third quarter 1996.

Non-Interest Expense

Non-interest  expense totaled $18.7 million in  the  nine  months ended September
30,  1997 increasing $2.44 million over the corresponding  period in 1996.
This  increase  which  was  centered  in  salaries  and  employee benefits ($1.47
million)  and  other  operating expense of $823,000,  principally reflect the
impact  of 1997 acquisitions.  Increases in salaries and employee benefits
include  the impact of two branch acquisitions in September  1996 as well as
the impact of the Blue Ridge Bank acquisition in April 1997 which added
approximately $1 million in new salary and benefit costs and  the addition of
the Virginia branches in July 1997. The increase in other operating costs reflects the addition of intangible amortization related to Blue Ridge
($457,000) and other branch acquisitions ($104,000).

In comparing third quarter of 1997 with third quarter of 1996, non-interest expense increased $1.8 million or 32.4%. 1997 results include Blue Ridge which added $1.1 million to the Company's total non-interest expense.
Excluding Blue Ridge, third quarter 1997 reflects an increase of $190,000 in salaries and benefits due, in part, related primarily to branch acquisitions in September 1996 which added $49,000 in new salary and benefit costs.

Income Tax Expense

Income  tax expense increased $372,000 from $4.8 million in  1996 to $5.2
million  for the corresponding period in 1997.  This increase  in taxes is
principally  the  result of the increases in  pre-tax  income  of
$643,000 or 4.1%
when comparing the nine months ended September 30, 1997 with  the corresponding
period in 1996.  The effective tax rate for 1997 was 31.7% versus
30.6% in
1996. For the third quarter of 1997, the Company reported $1.6 million in income tax expense, a decrease of $122,000 from the $1.7 million reported for the same period one year earlier, reflecting the drop in quarterly earnings.
The effective tax rate was a constant 32% for both the third quarter of 1996 and 1997.

FINANCIAL POSITION

Securities

Securities  totaled  $254.4 million at  September  30,1997  which represented an
increase   of  $17.9  million  from  December  31,   1996.    The
acquisition of Blue
Ridge Bank in the second quarter of 1997 contributed approximately $22.6 million to the securities portfolio. An offsetting decrease in the portfolio as a result of routine maturities was used to reduce the wholesale funding from the Federal Home Loan Bank.

Securities  available for sale were $135.8 million  at  September
30, 1997 as
compared  to  $136.1  million at December 31,  1996.   Securities
available for
sale are recorded at their fair market value. The unrealized gain or loss, which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholder's Equity section of the balance sheet. The unrealized gain after taxes of $433,000 at December 31,
1996, increased $505,000 to $938,000 at September 30, 1997.

Investment securities, which are purchased with the intent to hold until maturity, totaled $118.5 million at September 30, 1997 as compared to $100.3 million at December 31, 1996. The market value of investment securities at
September 30, 1997 was 102% of book value as compared with 100.9% at December
31, 1996, reflecting a slight increase in the bond market.

Loans

The   Company's   lending  strategy  stresses   quality   growth,
diversified by
product, geography, and industry. A common credit underwriting structure and review process is in place throughout the Company.

Total  loans  increased  $118.9 million from  $547.7  million  at
December 31, 1996
to  $666.6 million at September 30, 1997, with the acquisition of
Blue Ridge
Bank  in  the  second quarter of 1997, contributing approximately
$66 million
to the loan portfolio. An additional $34.8 million was contributed by branch acquisitions in July and September. The loan to deposit ratio decreased from
85% at December 31, 1996 to 78% at September 30, 1997, reflecting the lower loan to deposit ratios of Blue Ridge and the acquired branches.

Average  total  loans have increased $84 million  over  the  last twelve months
due  in large part to acquisitions described above.  However, the company
continues  to realize significant loan demand in and  around  its primary
markets.   The  loan portfolio continues to be diversified  among
loan types and
industry  segments.  Commercial and commercial real estate  loans represent
the  largest portion of the portfolio, comprising $252.6  million or 37.9% of
total  loans at September 30, 1997 and $246.1 million or  45%  of total loans at
December  31,  1996.  Residential real estate loans increased  to
$245.5
million or 36.8% of the total portfolio at September 30, 1997 as compared to
$171.5 million or 31% at December 31, 1996. This increase in residential real estate loans was due largely to the Blue Ridge affiliation which contributed
$32.6 million. While loans to individuals increased in volume from $119.3 million  at December 31, 1996 to $150.7 million at September  30,
1997, the
percentage of the total portfolio remained level at 22% for both periods.

Non-Performing Assets

Non-performing  assets  are comprised  of  loans  on  non-accrual status, loans
contractually  past  due  90  days or  more  and  still  accruing interest and other
real  estate  owned  (OREO).  Non-performing  assets  were  $16.0 million at
September 30, 1997, or 2.4% of total loans and OREO, compared with $8.5 million or 1.5% at December 31, 1996. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In  Thousands)           September 30          June 30 March 31   December
31            September 30
                   1997      1997      1997     1996       1996

Non-Accrual  $11,507    $7,173    $7,096    $5,476    $6,620

Ninety Days Past Due     2,255     2,674     5,189       780     4,960

Other Real Estate Owned   2,279    2,483     2,450     2,225         1,969

             $16,041   $12,330   $14,735    $8,481   $13,549
Restructured loans
performing in accordance
with modified terms$    381$    547$     394$   401  $   405

Non-accrual  loans and loans ninety days past due increased  $6.0 million and
$1.5 million, respectively, when comparing September 30, 1997 and
December
31, 1996.  The increase in non-accrual loans is due primarily  to three
relationships. The most significant is a local furniture manufacturer amounting to $4.5 million. This company ceased operations in October 1997.
Repayment of these loans is expected from the liquidation of assets and collection from the guarantors. Preliminary discussions on the sale of the building are underway and liquidation of the loans should be complete by the end of the first quarter 1998.

A  second relationship is a plastic film manufacturer, with loans in the amount of
$565,000.  The Company has begun foreclosure proceedings  and  is in
the   process  of  liquidating.   The  Company  anticipates  that
proceeds from the
sale  of repossessed equipment will be sufficient to recover  the debt and
no material loss is expected. The third relationship contributing to the increase in non-accrual loans is a community hospital, in the amount of
$652,000. The hospital has filed for relief under Chapter 11 of the U.S.
Bankruptcy code. This loan is 80% guaranteed by the FHA and is continuing to make reduced principal payments.

As of September 30, the increase in ninety-days past due was due largely to the Blue Ridge affiliate which accounted for $443,000 or 30% of the increase.
Another portion of the increase was a single relationship of $149,000 which paid in full in October, 1997. The remainder of the increase in 90 days past due was comprised of a number of less significant loans.

Management believes that the extent of problem loans at September
30, 1997 is
disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as further erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

Stockholders' Equity

Total stockholders' equity reached $95.9 million at September 30,
1997
increasing $6.6 million over the $89.3 million reported for December 31, 1996.
The increase in stockholders' equity was the result of earnings net of dividends of $6.1 million. Also contributing to the improvement in equity was an increase of $505,000 in the unrealized gain on securities available for sale, rising from $433,000 at December 31, 1996 $938,000 at September
30, 1997.

The  Federal Reserve's risk based capital guidelines and leverage ratio measure
capital  adequacy  of banking institutions.   Risk-based  capital
guidelines
weight balance sheet assets and off-balance commitments based  on inherent
risks  associated with the respective asset types.  At  September
30, 1997, the
company's  risk  adjusted capital-to-asset ratio  was  10.33%  as compared to
17.02%  at  December 31, 1996.  The company's leverage  ratio  at
September 30,
1997 was 7.17% compared with 10.33% at December 31, 1996. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

Liquidity

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($35.8 million), investment securities available for sale ($135.8 million), federal funds sold ($29.6 million), and Federal
Home Loan Bank of Pittsburgh credit availability of $162 million. Cash advances from the Federal Home Loan Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

FCBI, INC.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(a)   In  August  1997, the Company was named as a  defendant  in civil matter
number  97-CU-408-K  in  Circuit Court  of  Mercer  County,  West
Virginia styled
Ann  Tierney  Smith, as Executrix of the Estate of  Katherine  B.
Tierney, Ann
Barclay  Smith  and  Lawrence E. Tierney Smith  vs.  FCFT,  Inc.,
Gentry, Locke,
Rakes  &  Moore,  and  William Gust.  This  proceeding  seeks  $3 million in
compensatory  damages  as  well as $3 punitive  damages  and  the termination of a
charitable foundation trusteed by the Company through  its  Trust
Division.
The  suit,  filed by heirs of the foundation donor,  alleges  the establishment of
the  foundation was motivated by the Company for its own interest in
controlling  Registrant stock which is held in the foundation  as its primary
asset. The donor's legal counsel is also named as a defendant alleging he did not act independent of the Company due to his firm's relationship as counsel for securities and employee benefits matters.

The Company and legal counsel in this matter are of the opinion, at this time, that the establishment of the foundation reflects the will and intent of the donor and that it will prevail in its defense of the suit with no material adverse impact on the Company's financial condition or results of operations.

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

      (a)    N/A

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

        Exhibit 15 - Letter regarding unaudited interim financial information
              Exhibit 27 - Financial Data Schedule

      (b)    Reports on Form 8-K
              A report on Form 8-K regarding the Company's merger with the new
Nevada corporation to change its state of domicile and its corporate name was filed on November 3, 1997.

November 14, 1997


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



Dear Sirs:

We have made a review, in accordance with standards established by the
American Institute of Certified Public Accountants, of the unaudited interim financial information of FCBI and subsidiaries for the periods ended September
30, 1997 and 1996, as indicated in our report dated October 31, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your
Quarterly Report on Form 10-Q for the quarter ended September 30,
1997, is
incorporated by reference in Registration Statement No.  33-72616 on Form S-8
and Registration Statement No. 333-2996 on Form S-4.

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

First Community Bancshares, Inc.



DATE:  November 14, 1997


______________________________
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  November 14, 1997


______________________________
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)