Form 10-K
period 1997-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 1998-04-01
CIK 859070

First Community Bancshares, Inc.
P.O. Box 5909
Princeton, West Virginia  24740

March 31, 1998

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Additionally, there have been no changes in the accounting principles or practices used or in the method of applying any such principles or practices to the financial information included in the Form 10-K or its supporting schedules.

Sincerely,



First Community Bancshares, Inc.

Kenneth P. Mulkey
Controller

UNITED STATES
                                     SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C.  20549

Form 10-K
                          [X] Annual Report Pursuant to
Section 13 or 15(d)
                of the Securities Exchange Act of 1934 (Fee
Required)

                             For the Fiscal Year Ended
December 31, 1997

or
                  [ ] Transition Report Pursuant to Section
13 or 15(d)
                      of the Securities Exchange Act of 1934
(Fee Required)

For the transition period from ---------------- Commission
File Number 0-19297

                                             First Community
Bancshares, Inc.
                                    (Exact name of
Registrant as specified in its charter)

 Nevada
55-0694814
(State or other jurisdiction                (IRS Employer
Identification No.)
    of incorporation or organization)

1001 Mercer Street, Princeton, West Virginia
24740-5909
(Address of principal executive offices)
( Zip Code)

Registrant's telephone number, including area code:  (304)
487-9000

 Securities registered pursuant to Section 12(b) of the Act:
Title of each class                Name of each exchange on
which registered
 NONE
NONE

 Securities registered pursuant to Section 12(g) of the Act:
                                        Common stock, par
value $1 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed
all reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter
period that the
Registrant was required to file such reports), and (2) has
been subject to
such filing requirements for the past 90 days. Yes  X   No
__

Indicate by check mark if disclosure of delinquent filers
pursuant to Item
405 of Regulation S-K is not contained herein and will not
be contained, to
the best of Registrant's knowledge, in definitive proxy or
information
statement incorporated by reference in Part III of this Form
10-K or any
amendment to this Form 10-K.     X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27,1998.

                        $207,192,369 based on the sales
price at that date
                                                    Common
Stock, $1 par value

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 27, 1998.

                                      Common Stock, $1 par
value- 5,650,932
                             DOCUMENTS INCORPORATED BY
REFERENCE

Portions of the First Community Bancshares, Inc. 1997 Annual
Report to
Security Holders are incorporated by reference in Part I and II hereof.

Portions of the First Community Bancshares, Inc. 1997 Annual
Proxy Statement
are incorporated by reference in Part III.

Form 10-K Information

Table of Contents
1997 Form 10-K Annual Report

Part I                                          Page
Item   1.
Business....................................................
 ............................................................
 .........                                           3
Item   2.
Properties..................................................
 ............................................................
 .........                                         14
Item   3.  Legal
Proceedings.................................................
 .........................................................
15
Item   4.  Submission of Matters to a Vote of Security
Holders.....................................................
 .                                                 16

Part II

Item   5.  Market for Registrant's Common Equity and Related
Stockholder Matters.....................          17
Item   6.  Selected Financial
Data........................................................
 ..........................................        17
Item   7.  Management's Discussion and Analysis of Financial
Condition and Results
               of
Operations..................................................
 ............................................................
 ....                                              17
Item 7A. Quantitative and Qualitative Disclosures About
Market Risk........................................    18
Item   8.  Financial Statements and Supplementary
Data........................................................
 ........                                          19
Item   9.  Changes in and Disagreements with Accountants on
Accounting and
               Financial
Disclosure..................................................
 .....................................................  19

Part III

Item  10.  Directors and Executive Officers of the
Registrant..................................................
 .......                                           20
Item  11.  Executive
Compensation................................................
 ................................................  20
Item  12.  Security Ownership of Certain Beneficial Owners
and Management...............................     20
Item  13.  Certain Relationships and Related
Transactions................................................
 .............                                     20

Part IV.

Item  14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K................................    20
Signatures..................................................
 ............................................................
 .......................                           22

Part I

Item 1.  Business

First  Community  Bancshares,  Inc.,  formerly  FCFT,  Inc.,
(Registrant) was
incorporated in November 1989, under the laws of  the  State of Delaware to
serve  as  the  holding company for and  to  facilitate  the merger of First
Community  Bancshares, Inc.  (FCBI) and Flat Top Bankshares,
Inc. (Flat Top).
FCFT,  Inc.  was  a Delaware bank holding company  with  one wholly-owned
subsidiary,  First  Community Bank,  Inc.  (FCB),  a  state-
chartered West Virginia
bank  headquartered in Princeton, West Virginia.   Flat  Top
was a West Virginia
bank   holding  company  headquartered  in  Bluefield,  West
Virginia, with two
wholly-owned  subsidiaries, The Flat Top  National  Bank  of
Bluefield (FTNB),
a  National Association, and Peoples Bank of Bluewell (PBB),
a state-chartered
West  Virginia bank.  After the mergers, FCFT, Inc. operated as the surviving
holding  company  for the three constituent banks  described above as well as
First  Federal  Savings Bank (FFSB) which  was  acquired  in
November 1990.  On
December  30,  1994, FFSB was merged into FCB.  Subsequently on January 4,
1995,  FTNB and PBB were also merged into FCB.  On September
30, 1997 the
Company, formerly known as FCFT, Inc., merged with and  into
First Community
Bancshares,  Inc.  (FCBI), a Nevada corporation,  formed  to facilitate the change
of  the  Company's state of domicile from Delaware to Nevada and to effect the
change in name.

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

At  the  close  of  business on July  3,  1996,  FCFT,  Inc.
acquired Citizens Bank
of Tazewell (Citizens), headquartered in Tazewell, Virginia.
Pursuant to the
Agreement and Plan of merger, FCFT exchanged 3.51 shares  of its common stock
for  each  share  of  Citizen's common stock.   Accordingly,
263,159 shares of
FCFT,  Inc. common stock were issued to holders of  Citizens common stock.
The  merger was accounted for under the pooling of interests method.
Accordingly, all financial reporting periods presented  have been restated to
properly  reflect this business combination.  Subsequent  to the merger,
Citizens operates as a wholly-owned subsidiary of FCFT, Inc.
On June 2,
1997,  the corporate name of Citizens was changed  to  First
Community Bank of
Southwest Virginia, Inc.

At  the  close  of  business on September  26,  1996,  First
Community Bank, Inc.
acquired  the Grafton and Rowlesburg, West Virginia branches of Huntington
National  Bank  West  Virginia.  The  acquisition  of  these branches added
approximately $21 million in deposits.  The intangible value of this
transaction totaled approximately $1 million which is  being amortized over a
15  year  period.  This acquisition was accounted for  under the purchase method
of  accounting.   Accordingly, the consolidated  results  in
periods after
September 26, 1996 include the operations of the Grafton and
Rowlesburg
branches only from the date of acquisition.

On  April  9, 1997, FCFT, Inc. acquired 100% of  the  common stock of Blue
Ridge  Bank  (Blue  Ridge), headquartered in  Sparta,  North
Carolina.  Blue Ridge
is  a $105 million state-chartered bank with offices located in Sparta, Elkin,
Hays  and  Taylorsville, North Carolina.   Pursuant  to  the
Agreement and
Plan  of  merger, FCBI exchanged cash of $19.50 for each  of
Blue Ridge's
1,212,148   common   shares.   In   conjunction   with   the
acquisition, Blue Ridge
cancelled  outstanding stock options through the payment  of
$727,948
representing   the  difference  between   $19.50   and   the
respective option prices.
Total  consideration including the payment for  cancellation of the options
was  $24.7  million and resulted in an intangible  asset  of approximately $13.2
million which is being amortized over a 15 year period.  The acquisition
was  partially  funded with loan proceeds of  $11.5  million which the Company
borrowed  from  an outside source.  The loan  agreement  has certain covenants
that  may  restrict the payment of dividends to stockholders in the event of
default  along  with  other customary borrowing  provisions.
The acquisition
was  accounted for under the purchase method of  accounting.
Accordingly,
results  of  operations  of  Blue  Ridge  are  included   in
consolidated results
of  FCBI  from the date of acquisition.  Subsequent  to  the merger, Blue Ridge
operates as a wholly-owned subsidiary of FCBI.

First  Community  Bank of Southwest Virginia,  the  Virginia
subsidiary of
First  Community  Bancshares,  Inc.,  opened  a  branch   in
Wytheville, Virginia,
located at 910 E. Main Street on August 1, 1997.

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

First Community Bank of Southwest Virginia, Inc.

First  Community Bank of Southwest Virginia, Inc., (FCB-SWV,
Inc.), formerly
Citizens  Bank  of Tazewell, Inc. is a state chartered  bank organized under the
banking  laws  of  the  State of  Virginia.   FCB-SWV,  Inc.
engages in general
commercial  and  retail  banking  business  in  Southwestern
Virginia.  It provides
safe deposit services and makes all types of loans including commercial,
mortgage  and  personal loans.  FCB-SWV, Inc.  deposits  are insured by the
FDIC.   FCB-SWV,  Inc.  is a member of the  Federal  Reserve
System.

Blue Ridge Bank

Blue  Ridge  Bank  (Blue Ridge) is a  state  chartered  bank organized under
the laws of the state of North Carolina.  Blue Ridge engages in general
commercial  and  retail banking business  in  North  Central
North Carolina.  It
provides safe deposit services and makes all types of  loans including
commercial,  mortgage  and  personal  loans.    Blue   Ridge
deposits are insured
by  the FDIC.  Blue Ridge is a member of the Federal Reserve
System.

Lending Activities

The Company's banking subsidiaries generate revenues primarily through the investment of borrowed and deposited funds in earning assets. These assets are comprised of securities available for sale, investment securities, short-term investment vehicles and loans to businesses and individuals.
Average loans represent approximately 71% of average earning assets and present a greater level of credit risk to the Company when contrasted with investment securities.

The principal lending activities of the banks are concentrated primarily within the market areas immediately surrounding its banking operations.
These are areas with which bank personnel are most acquainted and are within reasonable distances of the banks which allows for timely communications with customers as well as periodic inspections of collateral.

Loan portfolios total $671.8 million at December 31, 1997 and are comprised of commercial, real estate and consumer loans including credit cards and home equity loans. Commercial and commercial real estate loans comprise 42.5% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial and commercial and service companies which include but are not limited to, coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Collateral securing these loans include equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks.
Underwriting standards require a comprehensive review and independent evaluation of virtually all commercial loans by Credit
Administration and
Discount Committees prior to approval with updates to these credit reviews performed periodically on a quarterly or annual basis depending on the size of the loan relationship.

Real  estate mortgage loans comprise 35% of the  total  loan portfolio.
Mortgage  loans to consumers are secured primarily by  first lien deeds of
trust.   These loans generally do not exceed an 80% loan  to
value ratio at
the  loan  origination  date and are considered  to  contain normal risk.  Loans
in  the  real  estate  mortgage category  have  historically yielded the lowest
loss ratio of all loan types.

Consumer  loans  comprise 22% of the total  loan  portfolio.
Collateral for
these   loans   include  automobiles,  boats,   recreational
vehicles, and other
personal  property.  Personal loans, home equity  loans  and unsecured credit
card  receivables  are  also  included  as  consumer  loans.
Historically, losses
on these types of loans have been minimal; however, indirect lending through
various  automobile dealerships in 1996 and 1997  led  to  a significant increase
in consumer loan chargeoffs in 1997.

The average yield on a tax equivalent basis on all loans  in
1997 was 9.77%
and  average  loans  expressed as a  percentage  of  average deposits were 81%
in  1997.   This percentage represents an average  level  of
outstanding loans
when compared with historical loan to deposit ratios of  84%
in 1996 and
79% in 1995.

Employees

The Registrant and its subsidiaries had 514 employees at December 31, 1997.
Management considers employee relations to be excellent.

Competition

The   Company's  subsidiaries  have  been  able  to  compete
effectively with other
financial  institutions  in their respective  market  areas.
The subsidiaries
emphasize  customer service in an effort to establish  long-
term customer
relationships and build customer loyalty.  The  subsidiaries of the Company
have   consolidated  services  such  as   data   processing,
accounting, loan review
and  compliance, and internal audit services to enhance  the ability to compete
effectively in its respective markets.

Principal  competition  for  the  banking  subsidiaries   is
provided by other
local  and regional commercial banking companies as well  as
Thrift institutions
and  Credit unions.  Other non-bank organizations  including regional and
national mortgage origination firms and manufacturer captive credit
corporations  also provide competition for residential  real estate loans and
consumer loans.

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

Bank  holding companies and their subsidiary banks are  also subject to the
provisions  of  the  Community  Reinvestment  Act  of   1977
("CRA").  Under the
CRA,  the  Federal Reserve Board is required, in  connection with its examination
of  a  bank,  to assess such  bank's record in  meeting  the credit needs of the
communities served by that bank, including low and  moderate income
neighborhoods.  Further, such assessment is also required of any bank holding
company  which has applied to (i)  charter a National  bank,
(ii) obtain deposit
insurance coverage for a newly chartered institution,  (iii)
establish a
new  branch office that will accept deposits, (iv)  relocate an office, or (v)
merge  or consolidate with, or acquire the assets or  assume the liabilities of
a federally-regulated financial institution.  In the case of a banking holding
company  applying for approval to acquire a  bank  or  other bank holding
company, the Federal Reserve Board will assess the record of each subsidiary
of  the applicant bank holding company, and such records may be the basis for
denying the application or imposing conditions in connection with approval
of  the  application.   On July 1, 1995,  the  federal  bank
regulators amended the
CRA  regulations  to  simplify enforcement  of  the  CRA  by substituting the prior
twelve   assessment   categories  with   three   performance
categories for use in
calculating  CRA ratings.  The federal bank regulators  will evaluate banks
under  the  lending,  investment, and  service  tests.   The
effective date for
compliance with the amended CRA depends on the size  of  the institution, but
no  later than July 1, 1997.  Additional data collection and reporting
requirements have been imposed on larger institutions.

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

Governmental Monetary Policies and Economic Controls

The  earnings  of  the Registrant and its  subsidiaries  are affected by the
monetary  policies  of  the  Federal  Reserve  System.    An
important function of
the  Federal  Reserve  System is to  regulate  the  National supply of credit in
order  to  deal  with economic conditions.  The  instruments employed by the
Federal   Reserve  are  open  market  operations   of   U.S.
Government securities,
changes  in  the  discount rate on member  bank  borrowings, changes in Federal
Funds  rates  and  changes in reserve  requirements.   These
policies influence, in
various ways, the level of the company's investments,  loans and deposits and
rates  earned on its earning assets and interest rates  paid on liabilities.

I.   Distribution  of Assets, Liabilities and  Stockholders'
Equity, Interest Rates and Interest Differential

      A. & B.    Average Balance Sheets--Net Interest Income
Analysis

(Amounts in Thousands, except %)

1997
1996                                                     1995
               Average       Interest     Yield/Rate       Average
Interest     Yield/Rate  Average     Interest     Yield/Rate
                                    Balance          (1)             (1)
Balance   (1)  (1)  Balance   (1)  (1)

Earning Assets:
Loans (2)
    Taxable  $601,492     $ 58,676   9.76% $507,554    $49,443     9.74%
$428,242     $41,451        9.68%
      Tax-Exempt         15,993      1,657      10.36%            15,401
1,708        11.09%     16,755     1,866   11.14%
        Total    617,485       60,333      9.77%    522,955      51,151
9.78%          444,997      43,317     9.73%
Reserve for Possible
    Loan Losses         (9770)                  (8,797) ______    ______
(8,238)      _______     ______
     Net  Total        607,715    60,333       9.93%          514,158
51,151         9.95%        436,759    43,317     9.92%
Securities Available For
    Sale:
     Taxable   122,326 8,226     6.72%   104,112       6,690      6.43%
92,550           5,925      6.40%
     Tax-Exempt           17,162     1,388   8.09%            15,472
1,333          8.61%               156              12   7.69%
     Total    139,488 9,614     6.89%   119,584      8,023     6.71%
92,706           5,937      6.40%
Investment Securities:
     Taxable   45,581 2,820     6.19%     65,857     4,233     6.43%
112,021           7,043     6.29%
      Tax-Exempt           59,547   4,830      8.11%         47,026
3,776          8.03%     55,216          4,659    8.44%
       Total    105,128  7,650      7.28%    112,883        8,009
7.09%          167,237      11,702     7.00%
Interest-Bearing
      Deposits    418     44  10.53%    750                28    3.73%
388                     22          5.67%
Federal Funds Sold    17,127          949    5.54%           2,188
117            5.35%           4,473        263   5.88%
     Total  Earning Assets  869,876    78,590     9.03%    749,563
67,328         8.98%        701,563    61,241     8.73%
Other Assets     79,604  _______     ______         54,758  ______
______           52,114  ______      ______
          Total        $949,480                     $804,321
$753,677
             =======                 ======                 ======
Interest-Bearing
    Liabilities:
Demand  Deposits       $111,177  3,064 2.76%  $   92,857        2,519
2.71%        $  98,405        2,656    2.70%
Savings  Deposits     141,827   4,350 3.07%   134,178        4,150
3.09%          140,810        4,352    3.09%
Time  Deposits       406,208    21,359      5.26%         313,899
16,501         5.26%        290,725    13,913     4.79%
Short-Term Borrowings     59,462     2,623 4.41%           64,933
2,886           4.44%         45,868     1,945    4.24%
Long-Term    Borrowings          22,654        1,494         6.59%
15,130                877      5.80%           10,401          616
5.92%
     Total Interest-Bearing
      Liabilities     741,328    32,890       4.43%          620,997
26,933         4.34%        586,209    23,482     4.01%

Demand Deposits       100,158                  84,265                80,447
Other Liabilities   13,955                     13,465                10,761
Stockholders' Equity     94,039                     85,594                76,260
             ________                _______                _______
     Total   $949,480                $804,321               $753,677
             =======                 ======                 ======
Net  Interest  Income       $45,700     ______             $
40,395       _______            $37,759    ______

Net Interest Rate Spread (3)                 4.60%                 4.64%
4.72%
Net  Interest  Margin (4)                 5.25%                   5.39%
5.38%
                                  =====                      =====
=====

(1) Fully Taxable Equivalent-Using the Federal statutory rate of 35% as applied to non-taxable loans and securities in periods in which related tax benefits arise.
(2) Non-accrual loans are included in average balances outstanding but with no related interest income.
(3) Represents the difference between the yield on earning assets and cost of funds.
(4) Represents tax equivalent net interest income divided by average interest earning assets.


        C.  Rate and Volume Analysis of Interest (1)

(Amounts in Thousands)

1997   Compared  to  1996                               1996
Compared to 1995

Increase/(Decrease)                  due                  to
Increase/(Decrease) due to
                Volume   Rate Total    Volume Rate   Total
Interest Earned On:
    Loans     $9,228  $(46)$9,182    $7,574   $260  $7,834
    Investment securities available
       for sale1,353   238  1,591     2,062     24   2,086
    Investment securities
        held to maturity(245) (114)    (359)(3,630)     (63)
(3,693)
    Interest bearing deposits
        with other banks  (17)  33        16     15      (9)
6
     Federal funds sold 828      4       832  (124)     (22)
(146)
               _____ _____ ______    ______ ______  ______
Total interest earning
     assets   11,147   115 11,262     5,897    190   6,087
               _____ _____ ______    ______ ______  ______
Interest Paid On:
     Demand deposits504  41    545     (150)        13     (
137)
      Savings  deposits     235   (35)        200      (205)
3              (202)
    Time deposits4,854   4  4,858     1,158   1,430  2,588
     Short-term borrowings(241)(22)    (263)     843      98
941
      Long-term  debt483   134     617        274       (13)
261
             ____________________    ______ ______  ______
Total interest bearing
    liabilities5,835   122  5,957     1,920   1,531  3,451
             ____________________    ______ ______  ______
Change in net interest
    income    $5,312   $(7)$5,305    $3,977$(1,341) $2,636
              ====== ===== ======     =====  =====   =====

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

II.  Investment Portfolio

       A.   Amortized Cost of Investment Securities Held  to
Maturity:
                                  December 31
(Amounts in Thousands)    1997     1996      1995

U.S. Treasury securities  $  4,098 $  8,247 $  16,563
U.S.   Government   agencies  and   corporations      26,377
43,494                     59,792
States   and   political  subdivisions    77,641      47,532
47,975
Other securities             1,058  1,055     1,055
                          _______   _______   _______
                           $109,174            $100,328    $
125,385
                          =======   ======    ======


             Market Value of Investment Securities Available
for Sale:
                                    December 31
(Amounts in Thousands)      1997    1996     1995

U.S.  Treasury securities   $           -     $     1,005  $
1,217
U.S.   Government  agencies  and  corporations       132,746
110,967                     100,184
States and political subdivisions       22,576        16,037
16,345
Other securities              6,473   8,104   3,447
                                 _______             _______
_______
                               $161,795          $   136,113
$121,193
                            =======   ======  ======

       B.   Maturity and Yields

The required information is incorporated by reference to pages 34 through 36 of the 1997 Annual Report.

C. There are no issues included in obligations of states and political subdivisions or other securities which exceed ten percent of stockholders' equity.

III.  Loan Portfolio

      A.  Loan Summary
                                  December 31
(Amounts  in  Thousands)    1997     1996       1995    1994
1993

Commercial, Financial and
     Agricultural    $   82,445$  79,278$   71,441$   61,691
$  58,060
Real   Estate-   Commercial  202,625     166,787     152,579
129,672                 121,599
Real     Estate-    Construction       9,612          10,589
5,608                    2,406        2,783
Real    Estate-   Residential227,465     171,455     155,282
143,350                 133,477
Consumer             151,429   120,720   100,843      84,453
81,035
Other                     1,185           552            519
501                            738
                    ________________________        ________
________
       Total          674,761   549,381   486,272    422,073
397,692
Less  :  Unearned Income      2,944       1,678        1,121
883                           888
                      671,817547,703     485,151     421,190
396,804
Less: Reserve for Possible
          Loan  Losses      11,406        8,987        8,321
8,479                     9,568
          Net  Loans $660,411$ 538,716$ 476,830$ 412,711   $
387,236
                    ====== ======= ======= =======  =======

B.     Maturities and Rate Sensitivity of Loan Portfolio  at
December 31, 1997:

                                                   Remaining
Maturities
(Amounts in Thousands)
                         Over One       Over
                One Year Year to Five
                   and  Less           Five Years      Years
Total             Percent

Commercial, Financial and
     Agricultural $ 41,436 $ 32,301 $   8,708      $  82,445
12.27%

Real   Estate-   Commercial         51,261            85,976
65,388             202,625            30.16%

Real      Estate-     Construction                     5,912
3,038                  662              9,612          1.43%

Real   Estate-   Mortgage          31,553            114,948
80,964             227,465            33.86%

Consumer             38,277             103,101        7,107
148,485            22.10%

Other                          896                       268
21                    1,185                 .18%
                   $169,335    $339,632             $162,850
$671,817         100.00%
                   =======      ========            ========
========         =======
Rate Sensitivity:
Pre-determined Rate      $ 82,711    $288,076     $  102,703
$473,490            70.48%
Floating     or    Adjustable    Rate                 86,624
51,556               60,147            198,327       29.52%
                  $169,335              $339,632    $162,850
$671,817         100.00%
                                                     =======
========            =======      =======            =======
                    25.21%                50.55%      24.24%
100.00%
                =======  ========  =======        =======

     C. Risk Elements. The required information for risk elements in included below and incorporated by reference to pages 20 through 22 of the 1997 Annual Report.

Nonperforming Assets:
                                   December 31
(Amounts  in Thousands)     1997    1996       1995     1994
1993

Non-accruing    Loans    $9,988        $5,476         $4,371
$6,909                  $11,269
Loans Past Due Over 90
     Days                4,391            780            673
968                          1,393
Restructured Loans Per-
   forming in Accordance
    With Modified Terms      534           401           440
640                          1,400
Gross Interest Income Which
   Would Have Been Recorded
   Under Original Terms of
   Non-Accruing and Re-
   Structured Loans  667
Actual Interest Income During
   the Period        191
Commitments to Lend
   Additional Funds on Non-
   Performing Assets   -      -       -        -        -

Management  believes  that the extent of  problem  loans  at
December 31, 1997
is disclosed as non-performing assets or delinquent loans in the preceding
charts.   However,  there can be no  assurance  that  future
circumstances, such
as  further  erosion of economic conditions and the  related potential effect
that such erosion may have on certain borrowers' ability  to continue to
meet  payment obligations, will not lead to an  increase  in problem loan
totals. Management believes that the non-performing asset carrying values will be substantially recoverable, taking into consideration the adequacy of the applicable collateral and, in certain cases, partial write-downs which have been taken and allowances that have been established.

It  is the Registrant's policy to discontinue the accrual of interest on loans
based  on their payment status and evaluation of the related collateral and
the financial strength of the borrower. The accrual of interest is normally discontinued when a loan becomes 90 days past due as to principal or interest.

At December 31, 1997, and at the present time, the Company does not have any concentrations of loans to borrowers engaged in similar activities exceeding
10% of total loans, net of unearned income.

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

The following table presents the Company's investment in loans considered to be impaired (in thousands):

                               December 31
                              1997            1996

Commercial,    financial   and   agricultural         $6,800
$3,377

Real estate-mortgage           708             149
                            ______          ______

Total   investment  in  loans  considered  to  be   impaired
$7,508                      $3,526
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

IV.  Summary of Loan Loss Experience


      A.  1.  Summary of Loan Loss Experience:

Years Ended December 31
(Amounts  in  Thousands, Except Percent  Data)   1997   1996
1995                       1994   1993

Balance  of  reserve  at beginning of period  $8,987  $8,321
$8,479                  $9,568$7,803
Reserve  of  subsidiaries  at  date  of  acquisition   1,981
-                            -         -  1,387
Charge-offs:
     Commercial, financial and agricultural   2,052      369
1,875                    2,237     815
    Real estate- residential     385     275     109     163
289
    Installment          2,761  1,537     899     963  1,137
        Total Charge-offs  5,198  2,181  2,883  3,363  2,241
Recoveries:
     Commercial, financial and agricultural     130      249
126                         83     311
      Real  estate-residential        31        26        35
7                           83
      Installment             512      299      329      420
338
         Total  Recoveries     673     574      490      510
732
Net charge-offs          4,525  1,607  2,393  2,853  1,509
Provision charged to operations  4,963  2,273  2,235   1,764
1,887
Balance  of  reserve  at  end of period$11,406$8,987  $8,321
$8,479                  $9,568
                         ===== ==========  =====  =====
Ratio of net charge-offs to average loans
    outstanding             .73%   .31%   .54%  .70%  .38%
                        ====== ==========  =====  =====
Ratio  of  reserve to total loans outstanding   1.70%  1.64%
1.72%                       2.01% 2.41%
                        ====== ==========  =====  =====

     A.   2.   The  required information is incorporated  by
reference to page 21
of the 1997 Annual Report.

    B.  Allocation of Reserve for Possible Loan Losses:
(Amounts     in    Thousands,    Except    Percent     Data)
December 31
                                                    1997
1996                           1995               1994
1993

Commercial, Financial
    and Agricultural    $4,795  42%  $3,167     45%    $3,465
46%          $3,327      45%   $4,671     45%

Real   Estate-   Mortgage   2,819    35%      1,956      33%
1,751           33%         747       35%         828   34%

Consumer      1,979    23%    1,567   22%      1,280     21%
1,099           20%      1,587   21%

Unallocated    1,813   N/A    2,297  N/A        1,825    N/A
3,306         N/A   2,482    N/A
     Total    $11,406   100% $8,987  100%     $8,321    100%
$8,479       100% $9,568    100%
              =====     ==== =====   ====     =====     ====
=====        ==== =====     ====

The percentages in the table above represent the percent of loans in each category of total loans.

V.  Deposits

       A. The required information for average deposits and rates paid by type is on page 9 of this report.

      B.  Not applicable.

      C.  Not applicable.

       D. The required information is incorporated by reference to page 39 of the 1997 Annual Report and as follows:

Maturities of Time Deposits of $100,000 or more

(Amounts in Thousands)
                               1997
Three months or less          $  49,168

Over Three to Six Months          20,082

Over Six to Twelve Months         23,423

Over Twelve Months                24,678
                            ___________

Total                         $117,351
                            ==========

      E.  Not applicable.

VI.  Return on Equity and Assets

       A. The required information is incorporated by reference to page 15 of the 1997 Annual Report.

VII.  Short-Term Borrowings

      A.  Securities Sold Under Agreements to Repurchase and
Other Short-Term
Borrowings:

The   Company   uses  various  short-term  funding   sources
including term repurchase
agreements, customer repurchase agreements and Federal funds purchased.  The
Company's   short-term  borrowings  and   rates   paid   are
summarized as follows

(Amounts in Thousands, Except Percent Data):

                                                        1997
1996                                       1995
                                                      Amount
Rate                              Amount                Rate
Amount       Rate

At  year-end  $55,056          4.28% $53,031  4.02%  $50,205
4.16%
Average during year 59,462    4.41%   64,933 4.44%    45,868
4.24%
Maximum month-end
    balance  63,782           54,833           61,068


      B.  Long-Term Advances From the Federal Home Loan Bank
(FHLB) and
Long-Term Debt

Two subsidiaries of the Company are members of the FHLB and as such have the ability to obtain advances from the FHLB. At December 31, 1997 and 1996, the Company had long-term advances from the FHLB ( original maturities in excess of one year) of $15 million with a weighted average rate of 5.83%.
The advances from the FHLB are secured by certain qualifying first mortgage loans, stock in the FHLB, mortgage-backed securities and certain investment securities.

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

Nicholas County- Two story banking offices and office addition with drive-up located in Richwood, West Virginia; off-premises facility with drive-up located in Richwood, West Virginia, constructed in 1977 on leased land; one and one-half story branch office with drive-up located in Summersville, West
Virginia, constructed in 1984; one and one-half story branch office with drive-up located in Craigsville, West Virginia, constructed in 1984;
three automated teller machines.

Webster County- Branch office with drive-up located in Cowen, West
Virginia, constructed in 1988.

Preston County- One-story, 4,000 square foot banking offices with an attached drive-up facility located in Rowlesburg, West Virginia, constructed in the early 1920's and remodeled in 1981.

Logan  County- Two and one-half story banking facility  with attached two-lane
drive-up located in Man, West Virginia, constructed in  1976 with additional
levels added in 1981; separate mini-bank facility with  four drive-thru
lanes;   banking   sales  center  located  inside   Wal-Mart
Supercenter in Logan,
West Virginia; one automated teller machine.

FIRST COMMUNITY BANK OF SOUTHWEST VIRGINIA, INC.

Tazewell County- Bi-level , 6,500 square foot banking offices with attached drive-up facility located in Tazewell, Virginia, constructed in 1978, remodeled in 1981 and 1995; one-story, 2,500 square foot banking offices with an attached drive-up facility, located in Richlands, Virginia, constructed in
1989 and remodeled in 1995.

Dickenson County- Two story bank building with attached drive-up constructed in 1973 located in Clintwood, Virginia.

Wythe County- One story bank building with attached two-lane drive-up located in Fort Chiswell, Virginia, constructed in 1962, additions in 1984 and completely remodeled in 1994; a leased one story banking facility with walk-up automated teller machine, two-lane drive-up remodeled in 1997, located in
Wytheville, Virginia.

Wise County- One story bank building with attached two-lane drive-up located in Pound, Virginia.

BLUE RIDGE BANK

Alleghany County- One story 17,980 square foot bank building constructed in 1987 located in Sparta, North Carolina.

Alexander  County-  4,000  square  foot  one  story  banking facility situated
on   approximately   three  acres  in  Taylorsville,   North
Carolina; with a walk-up
automated teller machine.

Wilkes County- One story, 1,500 square foot banking facility purchased by the bank in 1995, located in Hays, North Carolina.

Surry County- One story, 4,000 square foot banking facility purchased by the bank in 1995, located in Elkin, North Carolina; with a walk-up automated teller machine.

Item 3.   Legal Proceedings

The  Registrant  and  its  subsidiaries  (the  Company)  are plaintiffs and
defendants in lawsuits arising out of the normal  course  of business, in which
claims for monetary damages are asserted.  Management, after consulting with
legal  counsel handling the respective matters,  is  of  the opinion that the
ultimate  outcome of such pending actions will  not  have  a material effect upon
the   consolidated  results  of  operations   or   financial
condition of the
Registrant. Following is a summary of significant proceedings along with recent developments, where applicable.

The  Company's most significant matter of litigation  styled
Civil Action No.
92-CV-1696-K  Four  Winds  Development,  Inc.,  W.   Stephen
Melcher, and E. T.
Boggess, Plaintiffs vs. First Community Bank - Princeton and
Dave Shields
Company,  Inc., Defendants was settled in the first  quarter of 1997 through
a  compromise which resulted in payments by the  Company  to various plaintiffs
aggregating $733,000 and with a net cost to the  Company  of
$468,000 after
contribution by insurance providers and co-defendants.  This settlement
concluded three separate but related Civil Actions involving the above
referenced  commercial loan customers, a related  bankruptcy and a mechanics'
lien  action.  The first quarter settlement in 1997 resulted in a recovery of
litigation reserves of approximately $700,000.  Reserves had been established
in  previous years in anticipation of execution of a verdict judgment under
the above referenced Civil Action. Settlement of the verdict was accomplished in 1997 at a lesser sum and with co-defendants and insurance carriers assuming a portion of the settlement amount as described above.

Included  in  the  settlement  described  in  the  preceding paragraph was the
settlement  of a second Civil Action No. 89-C-1156-F  styled
Commercial Bank
of    Bluefield   (Commercial),   Plaintiff    vs.    Allied
Refrigeration, Inc., Defendant
and  Third  Party Plaintiff vs. Dan Shortridge,  Four  Winds
Development, Inc.,
W.  Stephen  Melcher, E. T. Boggess, Robert  W.  Culler  and
First Community
Bank,  Third Party Defendants.  This action was  settled  in connection with
the above referenced joint settlement agreement in consideration of the forgiveness of a $200,000 loan by First Party Plaintiff, Commercial Bank of
Bluefield,  and the payment of $228,000 to Defendant  Allied
Refrigeration, Inc.
The cash payment to Allied is included in the settlement total referenced in the preceding paragraph.

The third related action styled Allied Refrigeration vs. Westwood Associates, et al, Adversary Proceeding No. 7-93-00037, which was settled as part of the above referenced joint settlement agreement, was the assertion of a mechanics' lien in relation to the development of a long-term care facility in Bluefield, Virginia. The mechanics' lien action, brought by Allied
Refrigeration, Inc., was also dismissed as part of the joint settlement agreement.

In  August 1997, the Company was named as a defendant  in  a suit styled Ann
Tierney  Smith, as Executrix of the Estate of  Katharine  B.
Tierney, Ann
Barclay Smith and Laurence E. Tierney Smith, Plaintiffs  vs.
FCFT, Inc.,
First  Community Bank, Inc., Gentry, Locke, Rakes  &  Moore,
and W. William
Gust,  Defendants, Civil Action No. 97-CV-408-K, seeking  to overturn the
establishment  of  a  private  foundation  for   which   the
Company's Trust and
Financial  Services Division serves as  Trustee.   The  suit
filed by heirs of the
Foundation   donor,  seeks  a  total  of   $6   million   in
compensatory and punitive
damages  as well as the termination of the Foundation.   The
Company and
Trustee  believe  the  creation and  the  operation  of  the
Foundation represent the
intent  and will of the donor and intend to defend the  suit and the continuation
of the Foundation's purpose. Both management and the Company's legal counsel are of the opinion that this suit is without merit and will be successfully defended with no material adverse impact on the Company's financial condition or results of operations.

Civil  Action No. 82-C-610, styled Rhondal L. Toler, et  al,
vs. Castle Rock Bank
of Pineville, filed on December 2, 1982 in the Circuit Court of Wyoming
County,  West  Virginia, was reported  in  the  1996  Annual
Report on Form 10-K.
In  this action, which Rhondal L. and Annette Toler and Vern and Henrietta
Ellison, Plaintiffs, claimed that former representatives  of a subsidiary
of  the Registrant misrepresented the condition of a company at the time the
Plaintiffs  borrowed  money to purchase  the  company.   The
Company filed an
answer denying all pertinent allegations made by the Plaintiffs and additionally filed a counterclaim seeking $322,000 plus costs. This case was dismissed in 1996 due to its prolonged existence on the Court docket and the Plaintiff's failure to prosecute. The Plaintiff has filed a motion to reinstate this matter and the Company has filed a counter motion objecting to the reinstatement. Ruling on these issues has not been made as of the date of this report.

Additionally,  the  Company  is  also  subject  to   certain
asserted and unasserted
potential  claims  encountered  in  the  normal  course   of
business.  In the
opinion  of  management, the resolution to these claims  and unasserted potential
claims  will  not  have  a material adverse  affect  on  the
Company's financial
position  or results of operations and, due to the  relative amount of claims
where damage is sought and based upon the Company's evaluation, these matters have not been included in this report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1997

Part II.

Item  5.   Market for Registrant's Common Equity and Related
Matters

Market Price of Common Stock

The  common  stock  of First Community Bancshares,  Inc.  is traded over-the-counter
and is quoted on the NASDAQ (Level III) Electronic Billboard. The following table shows the approximate high and low bids as known to the Company or reported by local brokers for each quarter in 1996 and 1997. Management has been advised that such quotations primarily represent actual transactions.
Also, presented below is the book value and cash dividends paid per share as of and for each quarter of 1996 and 1997. The number of common stockholders of record on December 31, 1997 was 2,142 and outstanding shares totaled
5,650,932.

                  Bid         Book Value     Cash Dividends
1996        High     Low      Per Share Per Share
First Quarter        $27.20    $23.60  $14.70       $.22
Second Quarter         26.40     25.60   15.02        .24
Third Quarter          25.80     24.80   15.50        .28
Fourth Quarter         28.80     25.80   15.81        .40
                                       $1.14
                                       ====

1997
First Quarter        $29.60    $27.20  $16.04       $.28
Second Quarter         33.00     28.25   16.62        .31
Third Quarter          36.13     31.75   16.98        .31
Fourth Quarter         40.00     32.75   17.32        .40
                                       $1.30
                                       ====

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

The Company's ability to pay dividends to its shareholders depends to a large extent upon the dividends the Company receives from its subsidiaries.
Dividends paid by its banking subsidiaries are subject to restrictions under various Federal banking laws. In addition, the banking subsidiaries must maintain certain capital levels which may restrict their ability to pay dividends to the Company. As of December 31, 1997, the net profits available for distribution to the shareholders as dividends without regulatory approval were approximately $1.8 million; however the regulators of the banking subsidiaries could administratively impose stricter limits on the ability of the banking subsidiaries to distribute net profits to the Company.

Item 6.  Selected Financial Data

The required information is incorporated by reference to page 15 of the 1997
Annual Report.

Item  7.   Management's Discussion and Analysis of Financial
Condition and
Results of Operations

The required information is incorporated by reference to pages 13 through
24 of the 1997 Annual Report.

Item  7A.   Quantitative and Qualitative  Disclosures  About
Market Risk

Interest Rate Risk (IRR) and Asset/Liability Management

The Bank's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings.
The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds.
Specific strategies for management of IRR have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Bank's interest-earning assets.

The  bank seeks to control its IRR exposure to insulate  net interest income and
net  earnings  from  fluctuations in the  general  level  of interest rates.  To
measure  its  exposure to IRR, the bank  performs  quarterly simulations of
NII using financial models which project NII through a range of possible
interest rate environments including rising, declining, most likely and
flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management's estimate of yields attained in those future rate environments and rates which will be paid on various deposit instruments and borrowings.

The  following table summarizes the impact on tax equivalent
NII and the
Market Value of Equity (MVE) of immediate and sustained rate shocks in the interest rate environment of plus and minus 100, 200, 300 and 400 basis points from the flat rate simulation.

Change in      Tax Equivalent          Market
Interest Rates Net Interest            Value of
(Basis          Points)          Income                    %
Equity         %
400            32,290.6    -25.5    90,873.7         -7.6
300            35,086.1    -19.1    92,359.7         -6.1
200            37,862.7    -12.7    94,062.0         -4.4
100            40,620.2     -6.3    96,045.5         -2.4
-0-            43,358.8      0      98,390.1          0
-100           46,079.4      6.3   101,192.9          2.8
-200           48,781.8     12.5   104,572.5          6.3
-300           51,466.0     18.7   108,701.2         10.5
-400           54,132.2     24.8   113,982.1         15.8

The   preceding  table  which  illustrates  the  prospective
effects of hypothetical
interest  rate  changes is based upon numerous  assumptions, including relative
and   estimated   levels  of  key  interest  rate   factors.
Management feels that
this  type of modeling technique, although useful, does  not take into
account  strategies  which  management  would  undertake  in response to a sudden
and sustained rate shock as depicted. Additionally, management does not believe that a rate shock of the magnitude described is likely in the forecast period presented.

Item 8.  Financial Statements and Supplementary Data

The required information is incorporated by reference to pages 26 through 51 of the 1997 Annual Report and as follows:

First Community Bancshares, Inc.
Quarterly Earnings Summary (Unaudited)
Quarterly earnings for the years ended December 31, 1997 and 1996 are as follows (in thousands):

                                                    1997
                    March 31  June 30   Sept30    Dec 31

Interest Income     $16,546   $18,934   $19,512   $20,842
Interest Expense        6,942     7,946     8,609     9,393
Net interest income     9,604   10,988    10,903    11,449
Provision   for   possible   loan   losses               630
1,087                      736              2,510
Net interest income after provision
   for  possible loan losses        8,974     9,901   10,167
8,939
Other income            1,824     2,163     2,123     2,551
Other expenses          5,441     5,975     7,305     5,951
Income before income taxes        5,357     6,089      4,985
5,539
Income taxes            1,660     1,950     1,598     1,668
Net income            $3,697    $4,139    $3,387    $3,871

Per share:
  Basic earnings    $    0.65 $    0.73 $    0.60 $    0.69
  Dividends         $    0.28 $    0.31 $    0.31 $    0.40

Weighted average shares outstanding         5,650      5,650
5,650                   5,651

                                                  1996
                    March 31  June 30   Sept 30   Dec 31
Interest Income     $15,475   $16,115   $16,593   $16,758
Interest Expense        6,403     6,660     6,918     6,952
Net interest income     9,072     9,455     9,675     9,806
Provision   for   possible   loan   losses               455
581                        621                 616
Net interest income after provision
   for  possible loan losses        8,617     8,874    9,054
9,190
Other income            1,576     2,110    1,835      3,549
Other expenses          5,385     5,375    5,518      8,080
Income  before income taxes        4,808     5,609     5,371
4,659
Income taxes            1,398     1,718    1,720      1,694
Net income          $  3,410  $  3,891  $ 3,651   $  2,965

Per share:
  Basic earnings    $    0.61 $   0.69  $  0.65   $   0.53
  Dividends         $    0.23 $   0.23  $  0.28   $   0.40

Weighted  average shares outstanding         5,590     5,639
5,617                  5,594

Item  9.   Changes in and Disagreements with Accountants  on
Accounting and
Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 3, 4, 5, and 6 of the Proxy Statement relating to the 1998 Annual
Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to executive officers has been omitted in accordance with General Instruction G. Such information regarding executive officers appears on pages 6, 7, and 8 of the Proxy Statement relating to the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The  required information concerning management remuneration has been
omitted in accordance with General Instruction G. Such information appearing on pages 7, 8, 9, and 10 of the Proxy Statement relating to the 1998 Annual
Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction
G. Such information appearing on page 6 of the Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The required information concerning certain relationships and related transactions have been omitted in accordance with General Instruction G.
Such information appearing on pages 5 and 6 of the Proxy Statement relating to the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Part IV

Item  14.   Exhibits,  Financial  Statement  Schedules   and
Reports on Form 8-K

(a)  (1)  Financial Statements

             The Consolidated  Financial Statements of First
Community
Bancshares, Inc. and subsidiaries together with
              the independent Auditors' Report dated January
30, 1998 are
incorporated by reference to pages 26 through 50
              of the 1997 Annual Report which is included herein as Exhibit 13.

       (2)  Financial Statement Schedules

               All applicable financial statement schedules required by
Regulation S-X are included in the Notes to
              Consolidated Financial Statements.

(b) A report on Form 8-K regarding the Company's merger with the new Nevada corporation to change its state of domicile and its corporate name was filed on November 3,
1997 and incorporated by reference to Form
                10-Q for the period ending September 30, 1997.

(c)       Exhibits:

     (3)  Articles of Incorporation and Bylaws

             The Registrant's Articles of Incorporation  and
By-laws are included
as exhibits (3)(i) and (3)(ii), respectively.

     (11)   Statement  Regarding Computation  of  Per  Share
Earnings

            The statement regarding computation of per share earnings is included as Note 10 of the Notes to Consolidated
             Financial Statements in the 1997 Annual Report to Stockholders and is incorporated herein by reference.

    (13)  Annual Report to Security Holders

    (21)  Subsidiaries of Registrant:

              First  Community Bank, Inc. ( a West  Virginia
Corporation)
  First  Community  Bank of Mercer County,  Inc.  (  a  West
Virginia Corporation)
  First  Community  Bank of Southwest  Virginia,  Inc.  (  a
Virginia Corporation)
               Blue  Ridge  Bank,  Inc.  (a  North  Carolina
Corporation)

     (23)  Independent Auditors' Consent

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          BY:  /s/
                                     President   and   Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

BY:  /s/
           Principal Accounting Officer

Signature
Title
Date


/s/________________________________                 Director
3/31/98
(Sam Clark)

/s/________________________________                 Director
3/31/98
(Allen T. Hamner)

/s/                          _______________________________
President,          Chief         Executive          Officer
3/31/98
(James L. Harrison, Sr.) and Director (Principal Executive
                      Officer)

/s/________________________________                 Director
3/31/98
(B.W. Harvey)

/s/________________________________                 Director
3/31/98
(I. Norris Kantor)

/s/________________________________                     Vice
President,                  Chief                  Financial
3/31/98
(John   M.   Mendez)                Officer   and   Director
(Principal
                              Financial Officer)

/s/________________________________                 Director
3/31/98
(A. A. Modena)

/s/________________________________                 Director
3/31/98
(Robert E. Perkinson, Jr.)

/s/________________________________                 Chairman
of          the          Board         and          Director
3/31/98
(William P. Stafford)

/s/________________________________                 Director
3/31/98
(William P. Stafford, II)

/s/________________________________                 Director
3/31/98
(W. W. Tinder, Jr.)

/s/________________________________                 Director
3/31/98
(Harold M. Wood)



                         Exhibit 3i.

                          ARTICLES

                             OF

                        INCORPORATION

                             OF

              FIRST COMMUNITY BANCSHARES, INC.


FIRST:      The  name of this corporation is First Community
         Bancshares, Inc.

SECOND:  The registered agent for the corporation is CSC
         Services of Nevada,
Inc. , whose street address and mailing address are 502 East
         John Street,
Carson City, NV 89706.

THIRD:   The  purpose or purposes for which this corporation
          is organized are
as follows:

To own, buy, acquire, sell, exchange, assign, lease and deal in and with real and personal property and any interest or right therein;

          To own, buy, acquire, sell, exchange, assign, pledge and deal with voting stock, non-voting stock, notes, bonds, evidences of indebtedness and rights and options in and to other corporate and non-corporate entities, and to pay therefor in whole or in part in cash or by exchanging therefor stocks, bonds, or other evidences of indebtedness or securities of this or any other corporation, and while the owner or holder of any such stocks, bonds, debentures, notes, evidences of indebtedness or other securities, contracts, or obligations, to receive, collect, and dispose of the interest, dividends and income arising from such property, and to possess and exercise in respect thereof, all the rights, powers and privileges of ownership, including all voting powers on any stocks so owned.

      To borrower money without limit as to amount; and

          To engage in any lawful act or activity for which corporations may be organized under the laws of the State of Nevada.

FOURTH: The total number of shares of stock which the corporation shall have authority to  issue  is Ten Million (10,000,000)  shares  of
          Common Stock, all of
a par value  of  One  Dollar ($1.00) each, and  One  Million
          (1,000,000) shares of


preferred stock, whose par or face value, voting powers, designations, preferences, interest rate, limitations, restrictions and relative rights shall
be determined  from  time  to  time  by resolution  of  the  Board  of
         Directors of
the corporation.

FIFTH: The name and post office address of the incorporator is as follows:

         NAME                      POST OFFICE ADDRESS

         Eugene E. Derryberry      P.O. Box 40013
               Roanoke, VA 24038

SIXTH:  The members of the corporation's governing board shall be
         styled   as   directors.   The  initial  directors   of   the
         corporation shall consist
         of 12 persons, divided into the aforesaid classes as follows:

Class A

Allen T. Hamner        3 Lincoln Way
                                 Buckhannon, WV 26201

B.W. Harvey             c/o Acme Markets
                                 P.O. Box 1457
                                Bluefield, WV 24701

John M. Mendez      #6 Sandrine Pointe
                                Princeton, WV 24740

Harold Wood           Box 97
                               Flat Top, WV 25841

Class B

Sam Clark              State Farm Insurance
                              Box 700
                               Oceana, WV 24870

         Robert E. Perkinson, Jr.   MAPCO Coal, Inc.
 P.O. Box 1349
Bluefield, VA 24605

William P. Stafford        Princeton Machinery Service
                                 HC 71, Box 6
                             Princeton, WV 24740

W.W. Tinder, Jr.         Tinder Enterprises
                                 P.O. Box 980
                                  Bluefield, WV 24701


Class C

              James L. Harrison, Sr.      P.O. Box 5462
                   Princeton, WV 24740

              I. Norris Kantor           Katz, Kantor &
              Perkins
                         P.O. Box 727
                         Bluefield, WV 24701

              A.A. Modena                4 Windsor Circle
              Drive
                              Bluefield, VA 24605

              William P. Stafford, II    Brewster, Morhous &
              Cameron
                  P.O. Box 529
                  Bluefield, WV 24701

          The number of  directors  of the corporation,  not
                       less than 12, shall be fixed
          in accordance with the Bylaws.  Directors shall be
                       divided into three classes
          (A, B and C).  The  initial  term  of  office  for
                       directors in Classes A, B and
          C shall expire    at   the   Annual   Meeting   of
                       Stockholders in 1998, 1999 and 2000,
          respectively.    At   each   Annual   Meeting   of
                       Stockholders, directors for the class
          whose term then  expires  shall be elected  for  a
                       term of office to expire at
          the third succeeding     Annual     Meeting     of
                       Stockholders   after  election,   and
                       shall
          continue to hold  office  until  their  respective
                       successors are elected and
          qualify.  In the event of any increase or decrease
                       in the number of directors
          fixed by the Bylaws,   all  classes  of  directors
                       shall be increased or decreased
          as   equally  as  possible.   No  person  who  has
          attained the age of 70 years shall
          be  elected  or  appointed as a director  of  this
          corporation; provided, however,
          that  every  person, otherwise eligible,  who  was
          serving as a director of the
          corporation  on December 31, 1990, shall  continue
          to be eligible for
          re-election  as  a  director  of  the  corporation
          regardless of age.

          All vacancies on the Board of Directors, including
          those resulting from an
          increase  in  the authorized number of  directors,
          shall be filled by the
          affirmative  vote of a majority of  the  directors
          then in office, whether or not
          a  quorum.   Each  director so chosen  shall  hold
          office until the expiration
          of the term of the class to which his position has
          been assigned.  No decrease
          in  the number of directors constituting the Board
          of Directors shall shorten
          the  term  of any incumbent director.  No director
          may be removed from office
          except   for   cause  relating   to   the   proper
          performance of this duties as a
          director and then only by the affirmative vote  of
          the holders of more than
          two-thirds of the stock of the



corporation  then  outstanding and entitled to vote  thereon
          (without voting by
class) at a meeting duly called for that purpose.

          The affirmative vote of the holders of more than twothirds of the stock of the corporation then outstanding and entitled to vote thereon (without voting by class) shall be required to amend or repeal this Article or adopt any provision inconsistent herewith.

SEVENTH:

          Section 1. The corporation shall not be governed by the provisions of
          Nevada
          Revised Statutes 78.411 to 78.444, inclusive. The provisions of this
          Article
          shall govern in lieu thereof. For the purposes of this Article:

          (A) The Term "Business Combination" means any of the following transactions:

              (I)  Any   merger  or  consolidation  of   the
                   corporation or any
              Subsidiary with
              or into any Interested Stockholder, or

              (ii)   Any sale, lease, exchange, transfer, or
                   other disposition (in one
                   transaction  or  a  series   of   related
                   transactions) to or with any
                   Interested Stockholder of any  assets  of
                   the corporation or
                   any
                   Subsidiary  when  such  assets  have   an
                   aggregate fair market
                   value
                   of $5,000,000 or more; or

              (iii)  The issuance or transfer to any
                    Interested Stockholder by the
              corporation or any Subsidiary (in one
                    transaction or a series of
              transactions) of any equity securities of the
                    corporation or any
              Subsidiary
              where any such equity securities have -an
                    aggregate fair market
              value of
              $5,000,000 or more; or

               (iv)  The adoption of any plan or proposal
                    for the liquidation or
                dissolution
               of the corporation; or

                (v)  Any   agreement,  contract,  or   other
                     arrangement providing for
                any of
                the transactions    described    in     this
                     definition of a Business
                Combination".

           (B)  A "Person" means any individual, firm,
                corporation, or other entity.


(C)   "Interested Stockholder" means (i) any  person  (other
than the
corporation, a Subsidiary of the corporation, or any profit-
sharing, employee
stock  ownership or employee benefit plan of the corporation or a Subsidiary of
the  corporation, or any trustee of a fiduciary with respect to any such plan
acting  in  such  capacity) that is the direct  or  indirect beneficial owner (as
defined  in  Rule 13d-3 and Rule 13d-5 under the  Securities
Exchange Act of
1934  (111934 Act") as in effect on January 1, 1990)  of  15 percent (15%)
or  more of the outstanding capital stock of the corporation entitled to vote
for  the  Election of Directors, and (ii) any  Affiliate  or
Associate of any
such person, includingany corporation which after the
transaction in question would be an Interested Stockholder.

(D)   "Affiliate,, and "Associate" shall have the respective
meanings given
those  terms  in  Rule  12b-2  of  the  General  Rules   and
Regulations under the
1934 Act, as in effect on January 1, 1990.

(E)   "Subsidiary" means any business entity, fifty  percent
(50%) or more of
which is directly or indirectly owned by the corporation.

(F)"Continuing Director" means any member of the Board of Directors of the corporation who is neither an Interested Stockholder nor affiliated with, proposed or nominated by, or controlled by an Interested
Stockholder.

Section  2.  If the provisions of Section 3 of this  Article have not been
satisfied,  any  Business  Combination  shall  require   the
affirmative vote, in
person  or  by proxy, of the holders of more than eight-five percent (85%) of
the  stock, or the maximum allowed by law, if less,  of  the corporation then
outstanding and entitled to vote (without voting by  class).
Such affirmative
vote  shall  be required notwithstanding the  fact  that  no vote may be required,
or  that some lesser percentage may be specified, by law  or in any agreement
of  the corporation with any national securities exchange or otherwise.

Section 3. Any Business Combination shall require only such affirmative vote by the holders of all classes of the capital stock of the corporation
("Holders") as is required by applicable law and any other provision of the
Certificate of Incorporation of the corporation,



exclusive of Section 2 of this Article, if the conditions of either
Subparagraph (A) or (B) are met;

(A) The Business Combination has been approved by a vote of a majority of all the directors, and by a vote of a majority of all the Continuing Directors; or

(B)  All of the following conditions have been satisfied:

(1)   The Holders shall receive an aggregate amount  of  (i)
cash and (ii) fair
market  value  (as  of the date of the consummation  of  the
Business Combination)
of  consideration  other than cash, at least  equal  to  the greater of (i) the
highest   per   share   price   (including   any   brokerage
commissions, transfer taxes,
and  fees) paid by the Interested Stockholder for any shares of such class or
series  of stock acquired by the Interested Stockholder,  or
(ii)  in the case
of  preferred  stock,  the highest preferential  amount  per share applicable to
such stock; and

(2)   The  consideration to be received by  Holders  of  any
class or series of
outstanding common or preferred stock shall be  in  cash  or in the same form
as  the  Interested  Stockholder  has  previously  paid  for shares of such class
or  series of stock.  If the Interested Stockholder has paid for shares of any
class   or   series   of  stock  with   varying   forms   of
consideration, the form of
consideration  given for such class or series  of  stock  in the Business
Combination  shall  be  either cash  or  the  form  used  to acquire the largest
number   of  shares  of  such  class  or  series  of   stock
previously acquired by the
Interested Stockholder; and

(3) A proxy statement complying with the requirements of the 1934 Act and the rules and regulations thereunder (or any subsequent provisions replacing the 1934 Act and such rules and regulations) shall be mailed to the stockholders of the corporation at least 30 days prior to the holding of any meeting of stockholders of the corporation to vote upon the Business
Combination (whether or not such proxy or information statement is required pursuant  to  the  1934  Act or any  subsequent  provisions)
which shall contain
in   the   forepart  thereof  in  a  prominent   place   any
recommendations as to the
advisability    (or   inadvisability)   of   the    Business
Combination which the
Continuing  Directors  may choose to state  and,  if  deemed advisable by a majority
of  the  Continuing  Directors, an opinion  of  a  reputable investment banking firm
as  to  the fairness (or lack of fairness) of the  terms  of such Business
Combination  from the point of view of the  Holders  of  any class of voting
stock   of   the  corporation  other  than  the   Interested
Stockholder (such
investment banking firm to be selected by a majority of  the
Continuing
Directors,   to   be  furnished  with  all  information   it
reasonably requests, and to
be  paid  by  the  corporation  a  reasonable  fee  for  its services upon receipt by
the corporation of such opinion).

Section  4.  A  majority of the Continuing  Directors  shall have the power to
make   all  determinations  with  respect  to  this  Article
including without
limitation  determining the transactions that  are  Business
Combinations, the
persons  who are Interested Stockholders, the time at  which an Interested
Stockholder  became  an  Interested  Stockholder,  the  fair market value of any
assets, securities, or other property, and whether a  person is an Affiliate or
Associate  of another; and any such determinations  of  such
Continuing Directors
shall be conclusive and binding.

Section 5. Nothing contained in this Article shall be construed to relieve any Interested Stockholder from any fiduciary obligation imposed by law.

Section 6. Notwithstanding any other provisions of the Certificate of
Incorporation or of the Bylaws of the corporation (and in addition to any other vote that may be required by law or of the Bylaws of the corporation), the affirmative vote of the Holders or more than 85% of the stock of the corporation then outstanding and entitled to vote (without voting by class) shall be required in order to amend or repeal this Article or adopt any provision inconsistent herewith.

EIGHTH:  (a) The corporation shall indemnify any person  who was or is a
party   or  is  threatened  to  be  made  a  party  to   any
threatened, pending or
completed   action,  suit  or  proceeding,  whether   civil,
criminal, administrative
or  investigative (other than an action by or in  the  right of


the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys, fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to be the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

(b)   The corporation shall indemnify any person who was  or
is a party or is
threatened to be made a party to any threatened, pending  or completed action
or  suit by or in the right of the corporation to procure  a judgment in its
favor  by  reason of the fact that he is or was a  director, officer, employee
or  agent  of the corporation, or is or was serving  at  the request of the
corporation  as a director, officer, employee  or  agent  of another corporation,
partnership,  joint  venture,  trust  or  other   enterprise
against expenses
(including  amounts paid in settlement and attorneys'  fees)
actually and
reasonably  incurred by him in connection with  the  defense or settlement of
such  action  or  suit if he acted in good faith  and  in  a manner he reasonably
believed  to  be in or not opposed to the best interests  of the corporation,
except  that no indemnification shall be made in respect  of any claim, issue
or  matter  as to which such person shall have been  finally adjudged to be
liable  to  the  corporation unless and only to  the  extent that an appropriate
court  shall  determine upon application that,  despite  the adjudication of
liability but in view of all the circumstances of the  case, such person is
fairly  and  reasonably  entitled  to  indemnify  for   such
expenses as the court
shall deem proper.

(c)   Any indemnification under subsections (a) and  (b)  of
this Article (unless
ordered by the court) shall be made by the corporation  only as authorized in
the  specific case upon a determination that indemnification of the director,
officer,  employee  or agent is proper in the  circumstances because he has
met  the  applicable  standard  of  conduct  set  forth   in
subsections (a) and
(b)  of this Article.  Such determination shall be made  (1)
by the Board of
Directors  by  a  majority vote of a quorum constituting  of directors who were
not  parties to such action, suit or proceeding, or  (2)  if such a quorum is


not   obtainable,  or,  even  if  obtainable  a  quorum   of
disinterested Directors
so  directs,  by  independent legal  counsel  in  a  written opinion, or (3) by the
stockholders.

(d)   Expenses  incurred  by  an  officer  or  director   in
defending a civil or
criminal  action, suit or proceeding shall be  paid  by  the corporation as
incurred  and  in advance of the final disposition  of  such action, suit or
proceeding  upon receipt of an undertaking by or  on  behalf of such director
or  officer  to repay such amount if it shall ultimately  be determined by a
court  of competent jurisdiction that he is not entitled  to be indemnified by
the   corporation  as  authorized  in  this  section.   Such
expense incurred by
other  employees and agents may be so paid upon  such  terms and conditions,
if any, as the Board of Directors deems appropriate.

(e)   The  corporation  may  (but  need  not)  purchase  and
maintain insurance on
behalf  of  any personal who is or was a director,  officer, employee or agent of
the  corporation, or is or was serving at the request of the corporation as a
director,   officer,   employee   or   agent   of    another
corporation, partnership,
joint  venture,  trust  or  other  enterprise  against   any
liability asserted against
him  or  expenses incurred by him in any such  capacity,  or arising out of
this  status  as such, whether or not the corporation  would have the power
to indemnify him against such liability under this section.

(f)   No director of the corporation shall be liable to  the
corporation or
its   stockholders  for  monetary  damages  for  breach   of
fiduciary duty as a
director,  provided that such provision shall not  eliminate or limit the
liability  of  a  director;  (i)  for  any  breach  of   the
director's duty of loyalty
to  the  corporation or its stockholders; (ii) for  acts  or omissions which
involve   intentional  misconduct,  fraud   or   a   knowing
violation of law; (iii) for
the  payment  of  any  distribution in violation  of  Nevada
Revised Statute 78.300;
or  (iv) for any transaction from which the director derived an improper
personal benefit.




Date:  July 24, 1997
Eugene E. Derryberry
Incorporator


Commonwealth of Virginia )
City of Roanoke)

Subscribed and sworn to before me in my jurisdiction aforesaid this 25th day of July, 1997.

/s/ Leigh S. Holland
                        Notary Public

my commission expires:     9-30-98


                        Exhibit 3ii.

                          BYLAWS OF

              FIRST COMMUNITY BANCSHARES, INC.


1.  Annual Meeting of Stockholders.

The regular Annual Meeting of the Stockholders of the Corporation for the election of directors and the conducting of such other business as may be appropriate shall be held during April of each year, on such date and at such time and place as may be fixed by the Board of Directors.
Notice of such
meeting, stating the purpose thereof, shall be mailed to all stockholders not less than ten (10) days nor more than sixty (60) days prior to the date thereof.

    The   stockholders  shall  meet  annually  on  the   day
appointed and shall elect a
    Chairman  and  Secretary of the meeting.  The  Chairman,
Chief Executive Officer
    or  other  Executive Officers of the Holding Corporation
shall then submit to the
    stockholders  a  clear  and  concise  statement  of  the
financial condition of the
    Corporation for the preceding year and a review  of  the
business of the
    Corporation.

A  record of the Stockholders, Meeting, giving the number of shares represented
by  proxy  and in person, shall be made and entered  in  the records of the
meeting  in  the  minute  book  of  the  Corporation.    The
stockholders shall proceed
to  the election of directors and to the transaction of  any other business that
may properly come before the meeting as prescribed by Nevada law.  The
record of the meeting shall show the number of shares voting for, voting
against  or  abstaining on each resolution, or  voting  for, voting against, or
withholding  authority  on  each  candidate  for   director.
Proxies shall be dated,
and shall be filed with the records of the meeting.

    Any  nominations  to the Board of Directors  other  than
those made by or on
    behalf  of  the  existing management of the  Corporation
shall be made in
    writing  and  shall  be  delivered  or  mailed  to   the
Secretary of the Corporation
    not  less than thirty (30) days prior to any meeting  of
the stockholders
    calling   for  the  election  of  directors,   provided,
however, that if less than
    thirty  (30)  days  notice of the meeting  is  given  to
stockholders, such notice
    of  nomination  shall  be mailed  or  delivered  to  the
Secretary of the
    Corporation no later than the close of business  on  the
seventh day following
    the  day  on which the notice of the meeting was mailed.
The Chairman of
    the  meeting  may  disregard  nominations  not  made  in
accordance herewith, and
    direct the vote tellers to disregard all votes cast  for
such nominee.


The Chairman of the meeting shall notify the directors of their election, and the directors shall immediately following the regular Annual
Meeting of the
Stockholders organize and elect the officers for the current year.

    A  majority  of the shares entitled to vote, represented
in person or by proxy,
    shall   constitute   a  quorum  at   meetings   of   the
stockholders.

    At   each   election  for  directors  every  stockholder
entitled to vote at such
    election  shall  have one vote for each share  of  stock
held.

    The directors so elected shall serve pursuant to the provisions of Article
    Sixth of the Articles of Incorporation or until their successors are elected and qualify, subject to the further provisions of these Bylaws.

    Special meetings of the stockholders may be held at  any
time on call of the
    Board of Directors.  Notice of such meeting, stating the
purpose or purposes,
    shall be given to all stockholder by mail to their  last
known address, mailed
    not  less  than ten (10) days nor more than  sixty  (60)
days prior to such
    meeting unless otherwise required by law.

    If for any cause the annual election of directors is not held pursuant to these Bylaws, the directors in office shall order an election to be held on some other day, of which special notice shall be given in accordance with the requirements of law, and the meeting conducted according to the provisions of Section 1 of these Bylaws.

    The proceedings of all regular and special meetings of the Board of Directors and of the stockholders and reports of the committees or directors, shall be recorded in the minute book; and the minutes of each meeting shall be signed by the Chairman or the President and attested by the Secretary of the
    Corporation.

2.  Directors.

The members of the Board of Directors shall be stockholders, and every such
director shall own in his own right shares of stock  of  the
Corporation of the
aggregate  par  value of not less than One  Hundred  Dollars
($100.00). The
initial  Board  of Directors shall consist  of  twelve  (12)
directors, classified
in  accordance  with  the  Articles  of  Incorporation;  and thereafter the number
of  directors of the Corporation shall be not less  than  12 and not more than
20, as shall be fixed from time-to-time by resolution of the
Board of
Directors.   Directors  shall serve until  their  successors
shall have been
elected and qualified in conformity with the provisions of



Article Sixth of the Articles of Incorporation and the provisions of these
Bylaws.

All  vacancies  on the Board of Directors,  including  those resulting from an
increase  in  the authorized number of directors,  shall  be filled by the
affirmative  vote  of a majority of the  directors  then  in office, whether or not
a  quorum.  Each director so chosen shall hold office  until the expiration of
the  term  of the director, if any, whom he or she has  been chosen to succeed,
or  if none, until the expiration of the term assigned.   No
decrease in the
number  of  directors constituting the  Board  of  Directors shall shorten the term
of any incumbent director.

    Directors shall hold regular meetings and shall meet at least once each quarter. The Board of Directors shall have the power to do, or cause to be done, all things that are proper to be done by the Corporation. The directors shall be authorized to appoint a director in lieu of the President to serve as Chairman of the Board, shall define the duties of the Chief Executive
    Officer of the Corporation, fix the compensation of such officer and may employ and dismiss any officer of the Corporation.

    A majority of the Board of Directors shall be necessary to constitute a quorum for the transaction of business, except that those present may adjourn until a quorum is obtained and except as otherwise provided by these Bylaws and by law.

    Special meetings of the directors may be called by the Chairman of the Board, by the President or by any four directors.

3.  Officers.

The officers of the Corporation shall be a Chairman of the Board, President and Chief Executive Officer, one or more Executive Vice
Presidents, Senior
Vice Presidents, Vice Presidents, Secretary, and such other officers, including Assistant Vice Presidents, as may be from time to time required for the prompt and orderly transaction of its business, to be elected or appointed by the Board of Directors, by whom their several duties shall be prescribed.
At the option of the Board of Directors, any combination of the foregoing offices may be held by the same person.

    The Chairman of the Board and the President shall be directors. They shall hold office for the current year for which the Board of Directors was elected, unless either shall resign, become disqualified, or be removed. Any vacancy occurring in the office of the Chairman or the President shall be filled by the Board of Directors. All other officers shall be appointed by the Board of Directors to hold their respective offices at the will and pleasure of the
    Board of Directors.



The appropriate executive and subordinate officers of the Corporation shall be responsible for any such sums of money, property and valuables of every description which may be entrusted to their care or which may from time to time come into their care by virtue of their respective offices and shall give such bond as shall be required by law and by the Board of Directors, in principal amount and with security to be approved by the Board of Directors, conditioned on the faithful discharge of their respective duties and their faithful and honest application and accounting for all sums of money and other property that may come into their care.

    In  the  absence  of the President and  Chief  Executive
Officer, the Executive
    Vice  President, or in his or her absence, a Senior Vice
President shall
    perform all acts and duties pertinent to the offices of the President and
    Chief Executive Officer, except such acts and duties as the President and
    Chief Executive Officer only are authorized by law to perform.

    There shall be appointed a Secretary of the Corporation, who shall be responsible for the minute book of the Corporation, in which shall be maintained and preserved the Articles of Incorporation, the Bylaws, the returns of elections, the proceedings of regular and special meetings of the
    Board of Directors, of the stockholders and of all committees established by the Board of Directors.

4.  Seal.

The following is an impression of the seal adopted by the
       Board  of Directors
of the Corporation:



5.  Conveyance of Real Estate.

All transfers and conveyances of real estate shall be made by the Corporation pursuant to resolution of the Board of Directors and shall be signed by the
President, Chief Executive Officer, Vice President or such other officer as may be hereafter authorized.

6.  Executive Committee.

The Board may appoint an Executive Committee consisting of the Chairman of the Board, the President, the Chief Executive Officer and such other members of the Board of Directors as shall be appointed, which committee shall have full power and authority to do or cause to be done all things which may be done by the Board of Directors, except as otherwise prohibited by law. The proceedings of such committee shall be signed by the Chairman or the President, and recorded in the minute book of the Corporation.

7.  Other Committees.

The  Board of Directors may establish from time to time such other committees
from  its  members, or otherwise, as are deemed  appropriate for the operation
and   performance   of  its  duties  and   responsibilities.
Committees shall be
formed  by  proper  resolutions of the  Board  of  Directors setting forth the
duties,  responsibilities and operations of such committees.
The resolutions
of  the  Board  of Directors shall set forth the  manner  in which the committees
are  to  be  formed, the number of persons constituting  the committee and such
other  matters  as  are  deemed  proper  by  the  Board   of
Directors.

     The Audit Committee shall consist of three members of the Board of Directors who are not employees of the Corporation, who shall be appointed by and serve at  the pleasure of the Board of Directors.  The  Audit
Committee shall meet
     with the Corporation's independent auditors at least annually and shall be responsible for reviewing the financial records and reports of the Corporation and its subsidiaries, and reporting to the Board of Directors thereon.

    All committees established by the Board of Directors may by proper authority of the Board of Directors be permitted to employ personnel to assist in the performance of its duties, and the members of the committee may have compensation fixed for them by the Board of Directors.

8.  Transfer of Stock.

The stock of this Corporation shall be assignable and transferable only on the books of the Corporation, subject to the provisions of the laws of the State of Nevada. A transfer book shall be maintained in which all assignments and transfers of stock shall be recorded.

    Transfers of stock need not be suspended for the declaration of dividends in cash or stock, nor in case of a new stock issue. In all cases stock of the stockholder of record as of the date fixed by the Board of Directors shall be entitled to such dividends, and the right, if any, to subscribe to a new issue.

     Certificates of stock shall be signed by such  officers
as designated by the
     Board  of  Directors by resolution.   The  certificates
shall state upon the face
     thereof,  that the stock is transferable only upon  the
books of the Corporation
     and when stock is transferred, the certificates thereof
shall be returned to
     the



Corporation, cancelled, preserved and new certificates issued. No certificates for fractional shares shall be issued.

9.  Checks and Drafts.

All checks and drafts of the Corporation shall be signed by an officer or officers of the Corporation designated by the Board of Directors.

10.  Amendment of Bylaws.

These Bylaws may be amended at any time by vote of a majority of the Board of Directors at a meeting called for that purpose upon notice thereof given in the call for the meeting.

        The attached Bylaws were approved at a regular
        meeting of the Board of
        Directors of First Community Bancshares, Inc. held
        on the day
        of                   , 1997.


                           ATTEST:




                          Secretary


Exhibit 23
INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos.
33-72616 on Form S-8 and 333-2996 on Form S-4 of First Community Bancshares,
Inc. of our report dated January 30, 1998, incorporated by reference in this Annual Report on Form 10-K of First Community Bancshares, Inc. for the year ended December 31, 1997.


Deloitte & Touche
Pittsburgh, PA
March 31, 1998
