Form 10-Q
period 1998-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 1998-05-13
CIK 859070

21

First Community Bancshares, Inc.
P O Box 5909
Princeton, West Virginia 24740

May 11, 1998

Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,



First Community Bancshares, Inc.

Kenneth P. Mulkey
Controller

          FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE
                                       SECURITIES EXCHANGE ACT OF
1934



                              (Mark One)
[X]    Quarterly Report Pursuant to Section 13 or  15(d)  of  the
Securities
Exchange Act of 1934

For the Quarterly Period Ended:          March 31, 1998        or

             [_]            Transition Report Pursuant to Section
13 or 15(d)
                                   of the Securities Exchange Act
of 1934

For    the    transition   period   from:__________________    to
__________________

                                        Commission File Number: 0-
19297

                                              First     Community
Bancshares, Inc.


                   Nevada                                     55-
0694814


     1001 Mercer Street, Princeton, West Virginia  24740


                                                            (304)
487-9000


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

Class        Outstanding at April 30, 1998
Common           Stock,          $1           Par           Value
7,062,898

        First Community Bancshares, Inc.

                                           FORM 10-Q
                For the quarter ended March 31, 1998

                                       INDEX
PART I.  FINANCIAL INFORMATION               PAGE NUMBER

               Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 1998 and
   December 31, 1997                            3
Consolidated Statements of Income and Comprehensive Income
   for the Three Months Ended March 31, 1998 and 1997  4
Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 1998 and 1997   5
Consolidated Statements of Changes in Stockholders'
   Equity for the Three Months Ended March 31,
   1998 and 1997                                6
Notes to Consolidated Financial Statements    7-9
Independent Accountants' Report                10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations11-16

Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk                              16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                     16

Item 2.  Changes in Securities and Use of Proceeds     16

Item 3.  Defaults Upon Senior Securities       16

Item 4.  Submission of Matters to a Vote of 16-17
             Security Holders

Item 5.  Other Information                     17

Item 6.  Exhibits and Reports on Form 8-K   17-19

SIGNATURES                                     20


ITEM 1.  FINANCIAL STATEMENTS

                                                 FIRST  COMMUNITY
BANCSHARES, INC.
                                                          CONSOLIDATED
BALANCE SHEETS
(Unaudited)                             March 31      December 31
(Amounts   in  Thousands,  Except  Share   Data)                  1998
1997
Assets
Cash and due from banks           $    37,298    $    34,590
Interest bearing balances              38,574            145
Federal funds sold                     29,484         12,406
Securities available for sale (amortized cost
    of $147,221 March 31, 1998; $159,711
    December 31, 1997)                149,472        161,795
Investment securities:
    U.S. Treasury securities            4,099          4,098
      U.S.   Government   agencies  and  corporations           20,324
26,377
    States and political subdivisions  75,334         77,641
    Other securities                    1,059          1,058
    Total Investment Securities (market
       value, $103,933 March 31, 1998; $112,263
       December 31, 1997)             100,816        109,174
Total loans, net of unearned income   661,890        671,817
    Less: reserve for possible loan losses      11,943      11,406
    Net loans                         649,947        660,411
Premises and equipment, net            18,841         19,133
Interest receivable                     7,828          7,688
Other assets                           10,004         11,206
Intangible assets                      25,965         25,774
    Total Assets                   $1,068,229     $1,042,322

Liabilities
Deposits, non-interest bearing    $   106,538    $   103,846
Deposits, interest-bearing            768,330        749,661
    Total Deposits                    874,868        853,507
Interest, taxes and other liabilities  13,842         11,455
Federal funds purchased                     -          2,705
Securities  sold  under agreement  to  repurchase          55,755
52,351
Other indebtedness                     23,583         24,444
    Total Liabilities                 968,048        944,462

Stockholders' Equity
Common stock, $1 par value; 10,000,000 shares
    authorized; 7,193,909 issued in 1998 and 1997;
     7,062,898  shares outstanding in 1998  and  1997       7,194
7,194
Additional paid-in capital             36,122         36,122
Retained earnings                      56,766         54,564
Treasury stock, at cost               (1,271)        (1,271)
Accumulated    other    comprehensive    income             1,370
1,251
    Total Stockholders' Equity        100,181         97,860
     Total  Liabilities  and Stockholders'  Equity     $1,068,229
$1,042,322

See Notes to Consolidated Financial Statements.


                                                  FIRST COMMUNITY
BANCSHARES, INC.
                        CONSOLIDATED  STATEMENTS  OF  INCOME  AND
COMPREHENSIVE INCOME
(Unaudited)
(Amounts in Thousands, Except             Three Months Ended
Share           and           Per           Share           Data)
March 31
                                    1998                1997
Interest Income:
Interest and fees on loans     $  16,066           $  12,956
Interest  on  securities available  for  sale               2,736
2,181
Interest on investment securities:
    U.S. Treasury securities          54                 105
     U.S.  Government  agencies and  corporations             322
609
     States  and  political subdivisions, tax  exempt       1,017
633
    Other securities                  21                  21
Interest on federal funds sold       317                  26
Interest on deposits in banks         122                 15
    Total Interest Income         20,655              16,546

Interest Expense:
Interest on deposits               8,623               5,976
Interest on borrowings               928                 966
    Total Interest Expense         9,551               6,942
    Net Interest Income           11,104               9,604
Provision for possible loan losses      1,287            630
Net Interest Income After Provision for
    Possible Loan Losses           9,817               8,974

Non-Interest Income:
Fiduciary income                     454                 339
Service charges on deposit accounts  891                 666
Other charges, commissions and fees  737                 697
Gain on settlement of pension plan 1,062                   -
Other operating income               115                 122
    Total Non-Interest Income       3,259              1,824

Non-Interest Expense:
Salaries and employee benefits     3,148               2,637
Occupancy expense of bank premises   499                 384
Furniture and equipment expense      489                 287
Goodwill amortization                535                 116
Other operating expense            2,667               2,017
    Total Non-Interest Expense       7,338             5,441

Income before income taxes         5,738               5,357
Income tax expense                 1,784               1,660
    Net Income                     3,954               3,697
Other comprehensive income           119               (774)
Comprehensive Income         $     4,073         $     2,923

    Basic earnings per common share$       0.56 $       0.52

Weighted average shares outstanding7,062,898       7,062,494

See Notes to Consolidated Financial Statements.


                                                            FIRST
COMMUNITY BANCSHARES, INC.
                                                     CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts                       in                      Thousands)
Three Months Ended
                                             March 31
                                        1998                1997
Cash Flows From Operating Activities:
Net income                      $  3,954            $  3,697
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses1,287              630
     Depreciation  of  premises and  equipment                367
204
    Amortization of intangibles      477                 146
     Investment  amortization and  accretion,  net          (108)
(27)
    Gain on the sale of assets, net (14)                (26)
    Other liabilities, net         2,387                 779
    Interest receivable            (140)                  73
    Other assets, net              1,157                 466
    Other, net                        43                  23

       Net  cash  provided by operating  activities         9,410
5,965

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
     Maturities  and  calls of investment  securities       8,386
6,740
     Maturities and calls of securities available for  sale35,826
9,191
     Purchase  of  securities available for  sale        (23,213)
(3,265)
     Net  decrease  in loans made to  customers             8,552
1,958
    Purchase of equipment          (129)                (40)
    Sales of equipment                 4                  --
       Net  cash  provided by investment  activities       29,426
14,584

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
    Demand and savings deposits, net12,944             7,421
    Time deposits, net             8,375               6,540
    Short-term borrowings, net       699            (20,661)
    Issuance of long-term debt     2,500                  --
    Payments of long-term debt   (3,361)                 (4)
     Cash  paid  in lieu of fractional  shares               (27)
(22)
    Cash dividends paid          (1,751)             (1,582)

      Net cash provided by (used in) financing activities  19,379
(8,308)

Net  increase  in  cash and cash  equivalents              58,215
12,241
Cash  and  cash  equivalents at beginning of  year         47,141
27,342

Cash  and  cash  equivalents at end of  quarter          $105,356
$39,583

See Notes to Consolidated Financial Statements.


                                                            FIRST COMMUNITY
BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in Thousands, Except                                Accumulated
Share     and     Per     Share     Data)                        Additional
Other
                          Common           Paid-In    Retained     Treasury
Comprehensive
                       Stock       Capital Earnings  Stock    Income
Balance beginning of
    the period,
    January 1, 1997  $30,216    $13,100  $46,815 $(1,288)  $   433

Net Income                --         --    3,697       --       --

Common dividends
    declared ($.22
    per common share)     --         --  (1,582)       --       --


Other   comprehensive   income              --            --             --
--                     (774)

Balance, March 31, 1997  $30,216$13,100  $48,930 $(1,288)   $(341)

Balance beginning of
    the period,
    January 1, 1998 $  7,194    $36,122  $54,564 $(1,271)   $1,251

Net income                --         --    3,954       --       --

Common dividends
    declared ($.25
    per common share)     --         --  (1,752)       --       --


Other   comprehensive   income             --            --              --
--                       119

Balance, March 31, 1998  $ 7,194$36,122  $56,766  $(1,271) $ 1,370

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Unaudited Financial Statements

The unaudited consolidated balance sheet as of March 31, 1998 and the
unaudited consolidated statements of income and other comprehensive income, cash flows and changes in stockholders' equity for the periods ended
March 31, 1998 and 1997 have been prepared by the management of First
Community Bancshares, Inc. (FCBI). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of First Community Bancshares, Inc. and subsidiaries at March 31, 1998 and its results of operations, cash flows, and changes in stockholders' equity for the periods ended March 31, 1998 and 1997, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The  consolidated balance sheet as of December 31, 1997 has  been extracted
from  audited financial statements included in the Company's 1997
Annual
Report   to  Shareholders.   Certain  information  and   footnote
disclosure normally
included  in  financial statements prepared  in  accordance  with generally
accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the 1997 Annual Report of FCBI.

Note 2.  Acquisitions

On  April 9, 1997, the Company acquired 100% of the common  stock of Blue
Ridge Bank (Blue Ridge), headquartered in Sparta, North Carolina.
Blue
Ridge  was  a  $105  million state-chartered  bank  with  offices located in Sparta,
Elkin,  Hays and Taylorsville, North Carolina.  Pursuant  to  the
Agreement
and Plan of Merger, the Company exchanged cash of $19.50 for each of Blue
Ridge's  1,212,148  common  shares.   In  conjunction  with   the
acquisition,  Blue
Ridge  canceled outstanding stock options through the payment  of
$727,948
representing the difference between $19.50 and the respective option prices.

Total consideration, including the payment of cancellation of the options, was
$24.4   million   and   resulted  in  an  intangible   asset   of
approximately $14.1
million which is being amortized over a 15-year period. The acquisition was partially funded with loan proceeds of $11.5 million which the Company borrowed from an outside source. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Blue
Ridge are included in consolidated results from the date of acquisition.
Subsequent to the merger, Blue Ridge operates as a wholly-owned subsidiary of First Community.

The following unaudited proforma financial information shows the effect of the
Blue Ridge acquisition as if the transaction were consummated on January 1,
1997.

                         First Community Bancshares, Inc.
                   Unaudited   Supplemental  Proforma   Financial
Information
                    (Amounts in thousands except per share data)
                                  Three Months Ended
                                        March 31
                                         1997
Net Interest Income                 $10,325
Net Income                              3,681
Basic Earnings Per Common Share             .52

Note 3.  Cash Flows

For the three months ended March 31, 1998 and 1997, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $75.9 million at March 31, 1998 and $29.8 million at March 31, 1997, and federal funds sold of $29.5 million at March 31, 1998 and $9.8 million at March 31, 1997.

Note 4.  Commitments and Contingencies

The Company is currently a defendant in various actions most of which involve lending and collection activities in the normal course of business, some of which have remained dormant for a number of years. Certain of these actions are described in greater detail in the Company's 1997 Report on Form 10-K.
While the Company and legal counsel are unable to assess the outcome of each of these matters, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

Note 5.  Common Stock

On  September  30,  1997, in connection  with  a  change  in  the
Company's state
of  domicile,  the  par value of the Company's common  stock  was changed from $5
per share to $1 per share reducing total common stock by $23.0 million as reflected in the statement of changes in stockholders' equity. Additionally, in the first quarter of 1998, the Company declared a five-for-four stock split in the form of a 25% stock dividend. Accordingly, $1.4 million was transferred from additional paid-in capital to common stock, representing the par value of the new shares issued. Share and per share amounts for all periods presented have been restated to reflect the stock split.

Note 6.  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 130, "Reporting Comprehensive Income," which requires businesses to disclose comprehensive income and its components in their general purpose financial statements. This statement requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods.
The Company currently has one component of other comprehensive income which includes unrealized gains or losses on securities available for sale which are detailed as follows:


(Amounts in Thousands)


Other Comprehensive Income:

                                            March    31,     1998
March 31, 1997
                 Before-Tax          Tax  Net-of-Tax      Before-
Tax                   Tax Net-of-Tax
                   Amount   Expense         Amount   Amount
Benefit           Amount
Unrealized gains
   on securities:
Unrealized holding gains
    arising  during the period$199$(80)       $119$(1,254)   $480
$(774)
Less: reclassification adjustment
    for  gains realized in net income        0         0        0
0                   0          0
Net realized gains   199   (80)   119    (1,254)     480    (774)
Other  comprehensive income $199 $(80)       $119 $(1,254)   $480
$(774)


Accumulated Other Comprehensive Income:
Balance    January 1, 1997  $      433

Other Comprehensive Income, net       (774)

Balance    March 31, 1997$     (341)


Balance    January 1, 1998  $   1,251

Other Comprehensive Income, net        119

Balance    March 31, 1998       $   1,370

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First
Community Bancshares, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the three month periods ended
March 31, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing
standards.  the  consolidated balance sheet  of  First  Community
Bancshares, Inc.
and  subsidiaries  as  of  December 31,  1997,  and  the  related consolidated
statements of income, changes in stockholders' equity,  and  cash flows for the
year  then ended (not presented herein); and in our report  dated
January 30,
1998,  we  expressed an unqualified opinion on those consolidated financial
statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
April 24, 1998

First Community Bancshares, Inc.
PART 1. ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. This discussion and analysis should be read in conjunction with the 1997 Annual Report to Shareholders and the other financial information included in this report.

RESULTS OF OPERATIONS

The Company reported net income of $4.0 million for the period ended March
31, 1998, a 7.0% increase over net income of $3.7 million for the same period in 1997. Basic earnings per common share between the same periods increased 7.7%, from $.52 to $.56.

Net income for the first quarter of 1998 remained strong and included the
$1.06 million settlement gain of the company's defined benefit pension plan.
This amount includes the final gain on liquidations of the employee benefit trust net of a $764,000 reversion excise tax. Had the settlement gain not been included in first quarter 1998 results, net income for the quarter would have been reduced approximately $341,000 (net of excise tax and income taxes) to $3.6 million.

The per share amounts presented for 1997 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the
March 31, 1998, 5-for-4 stock split.

Net Interest Income

Net interest income, the largest contributor to earnings was $11.1 million for
the  first quarter of 1998 as compared with $9.6 million  for  the corresponding
period in 1997.  Tax equivalent net interest income totaled  $11.9 million for
1998, an increase of $1.7 million over the $10.2 million reported in the first quarter of 1997. This increase in net interest income was the result of a 7 basis points improvement in the yield on earning assets coupled with increases in average earning assets of $188.1 million over the corresponding period in 1997.

The  Company's  tax  equivalent net interest margin  of  5.05%  at quarter-end
reflects the rising cost of funds from the first quarter of 1997 tax equivalent net interest margin of 5.37%. The Company's strong and improving earning asset yield served to partially offset the increase in the cost of interest-bearing liabilities of 22 basis points from 4.42% in the first three months of 1997 to 4.64% in the corresponding period in 1998.

Loans,  the Company's highest yielding asset category, experienced an increase
in  average  balances  of $121.4 million or 22.2%,  comparing  the first quarter
of 1998 to the corresponding period in 1997.  This increase in the loan
portfolio was funded through increases in deposits of $224 million and calls
and   maturities  of  investments.   Significant  average  deposit
increases were
achieved  primarily  due to the addition of Blue  Ridge  Bank  and branches
acquired  throughout 1997.  The tax equivalent yield on  the  loan portfolio
was 9.84% for the first quarter of 1998 as compared with 9.73% for the same
period  in 1997.  The tax equivalent yield on securities available for sale
improved  from  6.93% in 1997 to 7.10% in the corresponding  first quarter of
1998. Investment securities held to maturity experienced a 44 basis points increase in yield from 7.16% in the first quarter of 1997 to 7.60% for the corresponding period in 1998 due principally to a shift to tax-free securities with higher tax equivalent yields. The yield on average earning assets increased 7 basis points (in response to the loan growth) from 9.02% for the three months ended March 31, 1997 to 9.09% for the corresponding period in
1998.

The  cost  of short-term borrowings decreased 4 basis points  over the past
twelve  months  from 4.56% in 1997 to 4.52% for the  corresponding first quarter
of 1998. Time deposits experienced a 24 basis points increase from 5.34% in the first quarter of 1997 to 5.58% for the corresponding period in 1998. This market pressure on rates did not materially effect short-term deposits, such as interest-bearing demand deposits and savings accounts, with the cost of these funding sources remaining relatively flat during the period.



NET INTEREST INCOME ANALYSIS
                          Three Months Ended       Three Months Ended
(Unaudited)                                             March       31,1998
March 31, 1997
(Amounts   in          Average  Interest          Yield/Rate        Average
Interest            Yield/Rate
Thousands)          Balance  (1) (2)  (2)    Balance   (1) (2) (2)
Earning Assets:
Loans (3)
    Taxable $   654,103$   15,816  9.81%$   530,537$   12,6869.70%
      Tax-Exempt        13,660         38511.42%       15,796           415
10.66%
    Total       667,763   16,201   9.84%   546,333  13,101   9.73%
Reserve for Possible Loan Losses     (11,429)                   (9,078)
    Net Total   656,334                    537,255

Investments Available for Sale:
    Taxable     142,666    2,444   6.95%   119,547   1,965   6.67%
       Tax-Exempt          22,684          4498.03%        14,962
332               9.01%
    Total       165,350    2,893   7.10%   134,509   2,297   6.93%
Investment Securities Held to Maturity:
    Taxable      28,341      413   5.91%    49,845     753   7.16%
    Tax-Exempt       75,888     1,5408.23%     46,570         9498.26%
    Total       104,229    1,953   7.60%    96,415   1,702   7.16%

Interest-Bearing Deposits  9,093     123     5.49%     338      14    16.80%
Federal   Funds   Sold         23,673           317    5.43%          2,027
26                5.20%

Total Earning Assets958,679    21,4879.09% 770,544    17,140 9.02%
Other Assets       94,928                     57,129

    Total    $1,053,607                 $  827,673

Interest-Bearing Liabilities:
     Interest-bearing Demand Deposits$   131,161901   2.79%$    91,806 617
2.73%
    Savings Deposits151,4571,138   3.05%   132,349   1,007   3.09%
    Time Deposits478,516   6,586   5.58%   330,780   4,354   5.34%
    Short-Term Borrowings 50,312     561     4.52%  66,737     750    4.56%
    Other Indebtedness       23,483         3646.29%     15,124         213
5.71%
      Total   Interest-Bearing  Liabilities       834,929        9,5504.64%
636,796           6,941    4.42%

Demand Deposits 105,691                     87,539
Other Liabilities13,238                     12,858
Stockholders' Equity       99,749                       90,480
    Total    $1,053,607                 $  827,673

Net Interest Earnings           $   11,937                  $   10,199

Net Interest Spread                4.45%                     4.60%

Net Interest Margin                5.05%                     5.37%

(1) Interest amounts represent taxable equivalent results for the first three months of 1998 and 1997.
(2)    Fully Taxable Equivalent-using the statutory rate of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In  order to maintain a balance in the reserve for possible  loan losses which
is  sufficient to absorb potential loan losses, charges are  made to the
provision  for  possible loan losses (provision).  The  provision for possible
loan losses was $1,287,000 for the first quarter of 1998 compared with
$630,000 for the corresponding period in 1997. The 1998 provision and the increase in reserve is consistent with the $117 million increase in total loans from March 31, 1997 to March 31, 1998 and the increase in the overall level of non-performing assets between the two quarters.

Net charge-offs for the first quarter of 1998 were $750,288 as compared to
$640,836 for the corresponding period in 1997. Expressed as a percentage of average loans, net charge-offs were .11% for the three month period ended
March 31, 1998 and .12% for the corresponding period in 1997.

The reserve for possible loan losses totaled $11.9 million at March 31, 1998 and 11.4 million at December 31, 1997 resulting in reserve to loan ratios of
1.80% and 1.70% for the respective periods.

The coverage ratio represents the percentage of non-performing loans covered through available reserves. As of March 31, 1998, this ratio was 74.2% as compared  to  73.1% at March 31, 1997 and 79.3% at  December  31,
1997.
Management continually evaluates the adequacy of the reserve for possible loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio.

Non-Interest Income

Non-interest  income  consists of  all  revenues  which  are  not included in
interest  and fee income related to earning assets.   Total  non-
interest
income  increased  $1,435,000, or 78.7% from $1,824,000  for  the three months
ended  March 31, 1997 to $3,259,000 for the corresponding  period in 1998.
The largest contributor to the increase in non-interest income in the most
recent quarter is the recognition of a gain on the settlement  of the
Company's defined benefit pension plan. The gain of $1.826 million is reported in non-interest income net of a $764,000 excise tax related to the reversion of trust assets to the Company.

Non-Interest Expense

Non-interest expense totaled $7.3 million in the first quarter of
1998
increasing $1.9 million over the corresponding period in 1997. This increase includes the effect of the acquisitions of Blue Ridge Bank and branch acquisitions which added an additional $739,000 in salaries and benefits,
$250,000 in occupancy cost and furniture & fixtures and $633,000 in other operating costs including goodwill amortization.

FINANCIAL POSITION

Securities

Securities totaled $250.3 million at March 31,1998 which represented a decrease of $20.7 million from December 31, 1997. This 7.6% decrease was used to reduce wholesale funding from the Federal Home Loan Bank (FHLB) and is evident in the increase in interest-bearing bank balances which represent overnight funds sold to the FHLB. Declining investment rates have resulted in increases in the volume of securities called prior to final maturity.

Securities  available for sale were $149.5 million at  March  31,
1998 as
compared  to  $161.8  million at December 31,  1997.   Securities
available
for  sale  are recorded at their fair market value at  March  31,
1998 and
December  31,  1997.  The unrealized gain or loss, which  is  the difference
between  book  value  and market value, net of  related  deferred taxes, is
recognized  in  the Stockholders' Equity section of  the  balance sheet as
accumulated  other  comprehensive income.   The  unrealized  gain
after taxes of
$1.3 million at December 31, 1997, increased $119,000 to an unrealized gain of $1.4 million at March 31, 1998.

Investment  securities, which are purchased with  the  intent  to hold until
maturity, totaled $100.8 million at March 31, 1998 as compared to
$109.2
million at December 31, 1997. The market value of investment securities was 103% of book value at December 31, 1997 and March 31, 1998.

Loans

The   Company's   lending  strategy  stresses   quality   growth,
diversified by
product, geography and industry. A common credit underwriting structure and review process is in place throughout the Company.

Total loans decreased $9.9 million from $671.8 million at December 31, 1997 to $661.9 million at March 31, 1998. Likewise, the loan to deposit ratio decreased slightly from 79% at December 31, 1997 to 76% at March
31, 1998.

Average  total  loans have increased $121.4 million  between  the first quarter
of 1997 and 1998 due primarily to the addition of loan portfolios from
Blue  Ridge and the newly acquired branches, as well as effective competition
with  larger regional banks for small business customers both  in and around the
Company's  primary markets.  The loan portfolio continues  to  be diversified
among   loan   types  and  industry  segments.   Commercial   and
commercial real estate
loans  represent the largest portion of the portfolio, comprising
$281.9
million  or  43%  of  total loans at March 31,  1998  and  $285.1 million or
42% of total loans at December 31, 1997.  Residential real estate loans
decreased slightly in total dollars but increased as a percentage of the
portfolio to 34% of total loans at March 31, 1998 as compared  to
$227.5
million or 31% at December 31, 1997. Loans to individuals also decreased slightly from $148.5 million or 22% of total loans at December 31, 1997 to
$143.5 million or 22% of total loans at March 31, 1998.

Non-Performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $17.7 million at
March 31, 1998, or 2.7% of total loans and OREO, compared with $15.9 million or 2.4% at December 31, 1997. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands) March 31  December 31          September 30  June 30   March
31
                   1998      1997      1997     1997       1997

Non-Accrual  $10,832  $  9,988   $11,507  $  7,173  $  7,096

Ninety Days Past Due     5,261     4,391     2,255     2,674     5,189

Other Real Estate Owned    1,594    1,472    2,279     2,483         2,450

             $17,687   $15,851   $16,041   $12,330   $14,735
Restructured loans
performing in accordance
with modified terms$     524$     534$     381$     547$     394

Non-accrual  loans and loans ninety days past due  increased  $.8 million and
$.9  million,  respectively, when comparing March  31,  1998  and
December 31,
1997.  The increase in non-accrual loans is due in large part  to one loan in
the amount of $270,000.  This loan is well secured by real estate and no loss
is  expected.  The remainder of the increase consists of  smaller credits.  The
increase  in ninety-days also relates largely to one relationship totaling
$360,000. This relationship is secured by a medical office building and assignment of rents and again, no loss is expected on this loan.

Management believes that the extent of problem loans at March 31, 1998 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as further erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

Stockholders' Equity

Total  stockholders' equity reached $100.2 million at  March  31,
1998
increasing $2.3 million over the $97.9 million reported for December 31, 1997.
The increase in stockholders' equity was the result of earnings net of dividends of $1.8 million. Adding to this increase was an increase in the accumulated other comprehensive income increasing from $1,251,000 at December
31, 1997 to $1,370,000 at March 31, 1998.

The  Federal Reserve's risk based capital guidelines and leverage ratio
measure  capital  adequacy  of banking institutions.   Risk-based
capital
guidelines   weight   balance  sheet   assets   and   off-balance
commitments based on
inherent  risks associated with the respective asset  types.   At
March 31, 1998,
the  company's risk adjusted capital-to-asset ratio  was  12.30%.
The company's
leverage ratio at March 31, 1998 was 7.10% compared with 6.96% at
December 31,
1997. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of
8% and 3%, respectively.

Liquidity

The  Company  maintains a significant level of liquidity  in  the form of cash
and due from bank balances ($75.8 million), investment securities available
for  sale  ($149.5 million), federal funds sold ($29.5  million), and Federal
Home Loan Bank of Pittsburgh credit availability of $160.0 million. Cash advances from the Federal Home Loan Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

PART  I. ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT
MARKET RISK

Since December 31, 1997, the Company's balance sheet profile  has shifted
slightly  toward  an asset sensitive position  due  to  increased liquidity from
investment  security  calls  and  growth  in  customer  deposits, largely in the time
deposit  and  repurchase categories.  This shift would  have  the effect of
lessening  interest rate risk in a rising rate environment.   The
interest rate
environment has remained relatively flat since year-end 1997  and there have
been no significant changes in market risks. A complete discussion of market risk is included in the Company's 1997 report on Form 10-K.

FCFT, INC.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        (a) There were no material developments in legal proceedings during the first quarter of 1998 nor through the date of this report. A complete discussion of material legal proceedings is included in the Company's 1997 report on Form 10-K.

Item 2.  Changes in Securities

      (a)    N/A

      (b)    N/A

      (c)    N/A

      (d)    N/A

Item 3.  Defaults Upon Senior Securities

      (a)    N/A

      (b)    N/A

Item 4.  Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Stockholders was held on April  14,
1998.

      (b)    N/A

(c) The following directors were elected to serve a three-year term through the date of the 2001 Annual Meeting of Stockholders.

Allen T. Hamner, B.W. Harvey, John M. Mendez, and Harold Wood

Two proposals were voted upon at the annual meeting, which included the election of the aforementioned directors and the ratification of Deloitte &
Touche LLP as independent auditors for the corporation for the fiscal year ending December 31, 1998. The results of the proposals and votes are as follows:

Proposal 1.  Election of Directors
                        Votes For  Votes Against  Votes Withheld
Allen T. Hamner      4,121,655     51,611          0
B.W. Harvey          4,114,269     58,997          0
John M. Mendez       4,160,825     12,441          0
Harold Wood          4,115,833     57,433          0

              Proposal 2.  Ratification of Deloitte & Touche LLP
Votes For            4,030,812

Votes Against          142,454

Votes Withheld               0

      (d)  N/A

Item 5.  Other Information

      (a)    N/A

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits
Exhibit   15-   Letter  regarding  unaudited  interim   financial
information
Exhibit 27- Financial Data Schedule

      (b)    Reports on Form 8-K
No reports on Form 8-K were filed during the first quarter of 1998.

Exhibit 15

May 11, 1998



To the Board of Directors and Stockholders of First Community Bancshares, Inc.



Dear Sirs:

We have made a review, in accordance with standards established by the
American Institute of Certified Public Accountants, of the unaudited interim financial information of First Community Bancshares, Inc. and subsidiaries for the periods ended March 31, 1998 and 1997, as indicated in our report dated April 24, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your
Quarterly  Report on Form 10-Q for the quarter  ended  March  31,
1998, is
incorporated by reference in Registration Statement No.  33-72616 on Form S-8
and Registration Statement No. 333-2996 on Form S-4.

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

First Community Bancshares, Inc.



DATE:  May 11, 1998



/s/James L. Harrison, Sr.
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  May 11, 1998


/s/John M. Mendez
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)