Form 10-Q
period 1998-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 1998-08-14
CIK 859070

First Community Bancshares, Inc.
P O Box 5909
Princeton, West Virginia 24740

August 13, 1998

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

For the Quarterly Period Ended:          June 30, 1998        or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For    the    transition   period   from:__________________    to
__________________

                      Commission File Number: 0-19297

                        First Community Bancshares, Inc.

Nevada                                   55-0694814

1001 Mercer Street, Princeton, West Virginia  24740

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
                                Yes X               No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                             Outstanding at August 13, 1998
Common Stock, $1 Par Value                        7,032,400

                                      First Community Bancshares,
Inc
                                                 FORM 10-Q
                            For the quarter ended June 30, 1998

                                                          INDEX

PART I.  FINANCIAL INFORMATION               PAGE NUMBER
               Item 1.  Financial Statements

Consolidated Balance Sheets as of June 30, 1998 and
   December 31, 1997                            3
Consolidated Statements of Income and Comprehensive Income
    for  the Three and Six Month Periods Ended June 30, 1998  and
1997 4
Consolidated Statements of Cash Flows for the
   Six Months Ended June 30, 1998 and 1997      5
Consolidated Statements of Changes in Stockholders'
   Equity for the Six Months Ended June 30,
   1998 and 1997                                6
Notes to Consolidated Financial Statements    7-9
Independent Accountants' Report                10

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations11-17

Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk                              17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                     17

Item 2.  Changes in Securities and Use of Proceeds     17

Item 3.  Defaults Upon Senior Securities       17

Item 4.  Submission of Matters to a Vote of    18
             Security Holders

Item 5.  Other Information                     18

Item 6.  Exhibits and Reports on Form 8-K   18-20

SIGNATURES                                     21

ITEM 1.  FINANCIAL STATEMENTS

                                                 FIRST  COMMUNITY
BANCSHARES, INC.
                                                          CONSOLIDATED
BALANCE SHEETS
(Unaudited)                              June 30      December 31
(Amounts   in  Thousands,  Except  Share   Data)                  1998
1997
Assets
Cash and due from banks           $    35,761    $    34,590
Interest bearing balances              75,993            145
Federal funds sold                     21,160         12,406
Securities available for sale (amortized cost
    of $119,719 June 30, 1998; $159,711
    December 31, 1997)                121,714        161,795
Investment securities:
    U.S. Treasury securities            1,099          4,098
      U.S.   Government   agencies  and  corporations           15,735
26,377
    States and political subdivisions  75,339         77,641
    Other securities                    1,060          1,058
    Total Investment Securities (market
       value, $96,323 June 30, 1998; $112,263
       December 31, 1997)              93,233        109,174
Total loans, net of unearned income   656,196        671,817
    Less: reserve for possible loan losses      11,738      11,406
    Net loans                         644,458        660,411
Premises and equipment, net            18,501         19,133
Interest receivable                     6,758          7,688
Other assets                           10,376         11,206
Intangible assets                      25,372         25,774
    Total Assets                   $1,053,326     $1,042,322

Liabilities
Deposits, non-interest bearing    $   112,540    $   103,846
Deposits, interest-bearing            758,244        749,661
    Total Deposits                    870,784        853,507
Interest, taxes and other liabilities   9,162         11,455
Federal funds purchased                     -          2,705
Securities  sold  under agreement  to  repurchase          51,096
52,351
Other indebtedness                     23,780         24,444
    Total Liabilities                 954,822        944,462

Stockholders' Equity
Common stock, $1 par value; 10,000,000 shares
    authorized; 7,193,909 issued in 1998 and 1997;
     7,032,400 and 7,062,898 shares outstanding in 1998 and  1997
7,194                                   7,194
Additional paid-in capital             36,122         36,122
Retained earnings                      56,536         54,564
Unallocated  common  stock held by ESOP,  at  cost        (1,274)
-
Treasury stock, at cost               (1,271)        (1,271)
Accumulated    other    comprehensive    income             1,197
1,251
    Total Stockholders' Equity         98,504         97,860
     Total  Liabilities  and Stockholders'  Equity     $1,053,326
$1,042,322

See Notes to Consolidated Financial Statements.

                                                  FIRST COMMUNITY
BANCSHARES, INC.
                    CONSOLIDATED   STATEMENTS   OF   INCOME   AND
COMPREHENSIVE INCOME
(Unaudited)
(Amounts  in Thousands, Except                  Six Months  Ended
Three Months Ended
Share   and  Per  Share  Data)                          June   30
June 30
                                1998     1997    1998     1997
Interest Income:
Interest and fees on loans $  32,017$  27,815$  15,951$  14,859
Interest  on  securities available for sale4,891  4,510     2,155
2,329
Interest on investment securities:
    U.S. Treasury securities      88      205     34      100
     U.S.  Government agencies and corporations     580     1,246
258                              637
     States  and  political subdivisions, tax exempt2,010   1,343
993                              710
    Other securities              42       42     21       21
Interest on federal funds sold   744      296    427      270
Interest   on  deposits  in  banks           904               23
781                                8
     Total  Interest  Income      41,276       35,480      20,620
18,934

Interest Expense:
Interest on deposits          17,339   12,923  8,716    6,947
Interest  on borrowings         1,889         1,965           962
999
     Total  Interest  Expense    19,228       14,888        9,678
7,946
    Net Interest Income       22,048   20,592 10,942   10,988
Provision  for  possible  loan  losses       5,076          1,717
3,789                          1,087
Net Interest Income After Provision for
     Possible  Loan  Losses      16,972       18,875        7,153
9,901

Non-Interest Income:
Fiduciary income                 884      793    430      454
Service charges on deposit accounts1,8611,472    970      806
Other charges, commissions and fees1,5941,412    857      715
Gain  on  settlement of pension plan, net of excise  tax    1,062
-                                  -        -
Net securities gains              21        -     21        -
Other  operating income           288           310           174
188
    Total Non-Interest Income       5,710       3,987       2,452
2,163

Non-Interest Expense:
Salaries and employee benefits 6,251    5,686  3,103    3,049
Occupancy expense of bank premises958     779    459      395
Furniture and equipment expense1,004      691    515      404
Goodwill amortization          1,035      482    500      366
Other  operating  expense         5,478        3,778        2,811
1,761
     Total Non-Interest Expense     14,726     11,416       7,388
5,975

Income before income taxes     7,956   11,446  2,217    6,089
Income  tax  expense             2,466        3,610           681
1,950
    Net Income                 5,490    7,836  1,536    4,139
Other  comprehensive income         (54)          107       (173)
881
Comprehensive   Income       $     5,436$       7,943$     1,363$
5,020
Basic   and  diluted  earnings  per  common  share$          .78$
1.12                     $       .22$         .58

Weighted  average  shares  outstanding7,055,9417,062,7567,049,061
7,062,756

See Notes to Consolidated Financial Statements.

                                                            FIRST
COMMUNITY BANCSHARES, INC.
                                                     CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts                       in                      Thousands)
Six Months Ended
                                             June 30
                                        1998                1997
Cash Flows From Operating Activities:
Net income                      $  5,490            $  7,836
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for possible loan losses5,076            1,717
     Depreciation  of  premises and  equipment                749
504
    Amortization of intangibles      925                 228
     Investment  amortization and  accretion,  net          (145)
(77)
    Gain on the sale of assets, net (83)                (69)
    Other liabilities, net       (2,199)             (3,062)
    Interest receivable              930                 226
    Other assets, net              2,194               1,105
    Other, net                        29                  36

       Net  cash  provided by operating  activities        12,966
8,444

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
     Maturities  and  calls of investment  securities      16,006
14,134
     Maturities and calls of securities available for  sale63,407
11,214
    Purchase of investment securities(120)             (408)
     Purchase  of  securities available for  sale        (23,185)
(3,521)
     Net  decrease  (increase) in loans made to  customers  9,079
(3,910)
    Purchase of equipment          (233)               (481)
    Sales of equipment                28                   -
    Net cash used in acquisitions            -       (9,803)

       Net  cash  provided by investment  activities       64,982
7,225

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
    Demand and savings deposits, net14,225             4,024
    Time deposits, net             3,042              11,719
    Short-term borrowings, net   (3,960)            (19,357)
    Increase in long-term debt     3,000              11,500
    Payments of long-term debt   (3,664)               (307)
     Acquisition  of  unallocated ESOP  shares            (1,274)
-
     Cash  paid  in lieu of fractional  shares               (27)
(22)
    Cash dividends paid          (3,517)             (3,334)

       Net  cash  provided by financing  activities         7,825
4,223
Net  increase  in  cash and cash  equivalents              85,773
19,892
Cash  and  cash  equivalents at beginning of  year         47,141
27,342

Cash  and  cash  equivalents at end of  quarter          $132,914
$47,234

See Notes to Consolidated Financial Statements.


FIRST COMMUNITY BANCSHARES, INC.
                                                 CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts                in                Thousands,                 Except
Accumulated
Per  Share  Data)            Additional                         Unallocated
Other
                  Common    Paid-In  Retained        Common Stock  Treasury
Comprehensive
                    Stock Capital  Earnings            Held by ESOP   Stock
Income
Balance beginning of
    the period,
    January 1, 1997$30,216$13,100$46,815$        -$(1,288)  $   433

Net Income          -        -   7,836       -        -       -

Common dividends
    declared ($.47
    per common share)        -        -(3,334)        -       -  -


Other  comprehensive  income                -              -              -
-                   -      107

Balance,   June  30,  1997   $30,216$13,100  $51,317$          -   $(1,288)
$540

Balance beginning of
    the period,
    January 1, 1998$  7,194$36,122$54,564$         -$(1,271)$1,251

Net income          -        -   5,490       -        -       -

Common dividends
    declared ($.50
    per common share)        -       - (3,518)        -       -  -

Purchase of unallocated common stock
     by ESOP        -        -       - (1,274)        -       -


Other  comprehensive  income              -              -                -
-                   -         (54)

Balance,  June 30, 1998  $ 7,194$36,122 $56,536  $(1,274)   $(1,271)      $
1,197

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Unaudited Financial Statements

The  unaudited consolidated balance sheet as of June 30, 1998 and the unaudited
consolidated statements of income and other comprehensive income, cash flows
and  changes in stockholders' equity for the periods  ended  June
30, 1998 and
1997   have  been  prepared  by  management  of  First  Community
Bancshares, Inc.
(FCBI).  In the opinion of management, all adjustments (including normal
recurring  accruals)  necessary to present fairly  the  financial position of FCBI
and  subsidiaries at June 30, 1998 and its results of operations, cash flows,
and  changes in stockholders' equity for the periods  ended  June
30, 1998 and
1997, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The  consolidated balance sheet as of December 31, 1997 has  been extracted from
audited  financial  statements included  in  the  Company's  1997
Annual Report to
Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the 1997 Annual Report of FCBI.

Note 2.  Acquisitions

On  April 9, 1997, the Company acquired 100% of the common  stock of Blue Ridge
Bank (Blue Ridge), headquartered in Sparta, North Carolina.  Blue
Ridge is a
$105 million state-chartered bank with offices located in Sparta,
Elkin, Hays
and  Taylorsville, North Carolina.  Pursuant to the Agreement and
Plan of
Merger,  the  Company exchanged cash of $19.50 for each  of  Blue
Ridge's
1,212,148  common  shares.  In conjunction with the  acquisition,
Blue Ridge
canceled  outstanding  stock  options  through  the  payment   of
$727,948 representing
the  difference between $19.50 and the respective option  prices.
Total
consideration,  including the payment  for  cancellation  of  the options, was
$24.4  million and resulted in an intangible asset (goodwill)  of approximately
$14.1  million  which is being amortized over a  15-year  period.
The acquisition
was  partially  funded with loan proceeds of $11.5 million  which the Company
borrowed  from an outside source.  The acquisition was  accounted for under the
purchase   method   of  accounting.   Accordingly,   results   of
operations of Blue
Ridge are included in consolidated results from the date of acquisition.
Subsequent to the merger, Blue Ridge operates as a wholly-owned subsidiary of
FCBI.

The following unaudited proforma financial information shows the effect of the Blue Ridge acquisition as if the transaction were consummated on January
1, 1997.

First Community Bancshares, Inc.
Unaudited Supplemental Proforma Financial Information
(Amounts in thousands except per share data)
                                  Six Months Ended
                                         June 30 1997
Net Interest Income                 $21,313
Net Income                              7,820
Basic Earnings Per Common Share           1.12

Note 3.  Cash Flows

For the six months ended June 30, 1998 and 1997, for purposes  of reporting
cash  flows, cash and cash equivalents include cash and due  from banks and
interest-bearing balances available for immediate  withdrawal  of
$111.8
million at June 30, 1998 and $33.4 million at June 30, 1997, and federal funds sold of $21.2 million at June 30, 1998 and $13.9 million at June 30, 1997.

Note 4.  Commitments and Contingencies

The Company is currently a defendant in various actions, some  of which have
remained dormant for a number of years, and most of which involve lending
and  collection  activities  in the normal  course  of  business.
Certain of these
actions  are  described in greater detail in the  Company's  1997
Report on Form
10-K. While the Company and legal counsel are unable to assess the outcome of each of these matters, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

Note 5.  Common Stock

On  September  30,  1997, in connection  with  a  change  in  the
Company's state
of  domicile,  the  par value of the Company's common  stock  was changed from $5
per  share to $1 per share reducing total common stock  by  $23.0 million.
Additionally, in the first quarter of 1998, the Company  declared
a
five-for-four  stock split in the form of a 25%  stock  dividend.
Accordingly,
$1.4  million was transferred from additional paid-in capital  to common stock,
representing the par value of the new shares issued. Share and per share amounts for all periods presented have been restated to reflect the stock split.

In connection with the termination and settlement of a defined benefit pension plan in the first quarter of 1998, twenty-five percent of the settlement amount or $1,274,000 was contributed to another Company sponsored plan. This contribution was reflected as a prepaid contribution on the Company's books in the first quarter. The prepaid contribution was used to purchase shares of the Company's common stock in the second quarter of 1998 by the trustee.
These shares will be allocated to the employee accounts over a period not to exceed seven years. The shares are reclassified as unallocated common stock in the stockholders' equity section of the balance sheet.

Note 6.  Other Comprehensive Income

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

(Amounts in Thousands)

For  the  Six  Months Ended                         For  the  Six
Months Ended
June 30, 1998    June 30, 1997
                 Before-Tax          Tax   Net-of-Tax     Before-
Tax                   Tax Net-of-Tax
                  Amount  Benefit Amount    Amount Expense Amount
Unrealized gains
   on securities:
Unrealized holding gains
    arising  during the period$(90)$   36    $(54) $   178  $(71)
$ 107
Less: reclassification adjustment
    for  gains  realized in net income       0         0        0
0                  0          0
Net realized gains   (90)      36   (54)     178    (71)      107
Other  comprehensive income $(90) $   36    $(54)  $  178   $(71)
$ 107

Accumulated Other Comprehensive Income:
Balance    January 1, 1997  $     433

Other Comprehensive Income, net       107

Balance    June 30, 1997  $     540


Balance    January 1, 1998  $  1,251

Other Comprehensive Income, net        (54)

Balance    June 30, 1998        $   1,197

Note 7.  Recent Accounting Pronouncements

During  the  first  six months of 1998, the Financial  Accounting
Standards Board
("FASB") issued SFAS No. 132 and 133 which pertain to Disclosures about
Pensions  and  Other Postretirement Benefits and  Accounting  for
Derivative
Instruments and Hedging Activities, respectively. Management is currently in the process of evaluating the impact of these statements.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First
Community Bancshares, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing
standards,  the  consolidated balance sheet  of  First  Community
Bancshares, Inc.
and  subsidiaries  as  of  December 31,  1997,  and  the  related consolidated
statements of income, changes in stockholders' equity,  and  cash flows for the
year  then ended (not presented herein); and in our report  dated
January 30,
1998,  we  expressed an unqualified opinion on those consolidated financial
statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
August 5, 1998

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

RESULTS OF OPERATIONS

The Company reported net income of $5.5 million for the six month period ended
June 30, 1998, a 29.9% decrease from net income of $7.8 million for the corresponding period in 1997. Basic earnings per common share between the two periods decreased 30.4%, from $1.12 to $.78.

Net income for the second quarter of 1998 was impacted by a write-
off of a
portion  of  a commercial loan relationship which led to  a  $2.75 million
additional  loan  loss  provision for the  quarter.   The  Company
recognized the
write-off  in  operations for the quarter  and  retained  existing reserves to
strengthen the balance sheet and overall asset quality of the loan portfolio.
The  reduction  in non-performing loans and additional  provisions totalling $2.9
million  increased  the reserve to nonperforming  loans  ratio  to
112%, up from
79.3%  at  year-end 1997.  Non-interest income for the  six  month period ended
June 30, 1998 increased $1.7 million over the comparable period in
1997,
$419,000   of  which  was  due  to  the  Blue  Ridge  and   branch
acquisitions throughout
1997 and $1,062,000 which was due to the pension plan termination gain recognized in the first quarter of 1998. Non-interest expense for the six month period ended June 30, 1998 increased $3.3 million of which $3.1 million was due to the Blue Ridge and branch acquisitions.

Net income for the second quarter of 1998 totalled $1.5 million, 63% lower than net earnings for the corresponding second quarter of 1997. Again the decrease reflects added loan loss provisions of $2.9 million in the second uarter of 1998 which absorbed the above referenced loan charge-off and brought loan loss reserves to a level targeted to exceed 100% of non-performing loans at the close of the quarter.

Basic earnings per share for the quarter were $.22 versus $.58 for the three months ended June 30, 1997. Earnings for the first half and second quarter of 1997 also benefited from a $700,000 recovery of litigation reserves recognized in June 1997, further accentuating the variance between 1997 and
1998 earnings.

The per share amounts presented for 1997 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the
March 31, 1998 five-for-four stock split.

Net Interest Income

Net interest income, the largest contributor to earnings was $22.0 million
for  the  first six months of 1998 as compared with $20.6  million for the
corresponding period in 1997.  Tax equivalent net interest  income totaled
$23.6 million for 1998, an increase of $1.8 million over the $21.8 million
reported  in the first six months of 1997.  This increase  in  net interest
income  was the result of increases in average earning  assets  of
$146.6
million over the corresponding period in 1997.

The Company's tax equivalent net interest margin of 4.93% at quarter-end reflects the rising cost of funds from the first six months of 1997 when tax equivalent net interest margin was 5.37%. The Company's growing earning asset base provided added net interest income to partially offset the impact of the increase in the cost of interest-bearing liabilities of 24 basis points from 4.39% in the first six months of 1997 to 4.63% in the corresponding period in 1998.

Loans,  the Company's highest yielding asset category, experienced an increase
in average balances of $85.3 million or 14.7%, comparing the first six months
of 1998 to the corresponding period in 1997.  This increase in the loan
portfolio  which  includes loans acquired in the  Blue  Ridge  and branch
acquisitions  of  $100  million was funded  through  increases  in deposits of
$160.6 million and calls and maturities of investments. Significant average deposit increases were achieved primarily due to the addition of Blue Ridge
Bank and branches acquired throughout 1997. The tax equivalent yield on the loan portfolio was 9.79% for the first six months of 1998 as compared with
9.78% for the same period in 1997. The tax equivalent yield on securities available for sale declined from 6.97% in 1997 to 6.90% in the corresponding first six months of 1998. Investment securities held to maturity experienced a 35 basis points increase in yield from 7.10% in the first six months of
1997 to 7.45% for the corresponding period in 1998. The yield on average earning assets decreased 9 basis points from 9.04% for the six months ended June 30, 1997 to 8.95% for the corresponding period in 1998.

The  cost of short-term borrowings increased 24 basis points  over the past
twelve  months  from 4.33% in 1997 to 4.57% for the  corresponding first six
months  of  1998.   Time deposits experienced a  32  basis  points
increase from
5.25%  in  the  first  six  months  of  1997  to  5.57%  for   the
corresponding period in
1998. This market pressure on rates did not materially effect short-term deposits, such as interest-bearing demand deposits and savings accounts, with the cost of interest bearing demand deposits increasing only 6 basis points over the corresponding period in 1997 and savings yields dropping slightly from 3.07% and 3.04%. With significant liquidity which has been accumulated in the first half of 1998 from rolloff and early redemption of investment securities, rates paid on non-core sources of funding are expected to drop resulting in improved interest margins in succeeding quarters.

In comparing the second quarter of 1998 with the second quarter of 1997, net interest income remained relatively flat. Despite increases in earning assets between the quarters which resulted in an additional $1.7 million in interest income, deposit cost increased by $1.8 million between the quarters. The deposit cost was lead by a 32 basis point increase in the cost of time deposits.

                         AVERAGE BALANCE SHEETS AND

NET INTEREST INCOME ANALYSIS
                          Six Months Ended         Six Months Ended
(Unaudited)                                              June       30,1998
June 30, 1997
(Amounts   in          Average  Interest          Yield/Rate        Average
Interest            Yield/Rate
Thousands,  Except %'s)       Balance  (1) (2)          (2)        Balance
(1) (2)             (2)
Earning Assets:
Loans (3)
    Taxable $   651,163$   31,524  9.76%$   563,900$   27,2699.75%
      Tax-Exempt        13,921         75910.99%       15,873           839
10.66%
    Total       665,084   32,283   9.79%   579,773   28,108  9.78%
Reserve for Possible Loan Losses     (11,816)                   (9,597)
    Net Total   653,268                    570,176

Investments Available for Sale:
    Taxable     128,158    4,392   6.91%   122,453   4,104   6.76%
       Tax-Exempt          22,528          7676.86%        14,329
625               8.79%
    Total       150,686     5,159  6.90%   136,782      4,7296.97%
Investment Securities Held to Maturity:
    Taxable      25,005      899   7.25%    50,156   1,598   6.42%
    Tax-Exempt       75,185     2,8027.52%     49,408       1,9067.78%
    Total       100,190     3,701  7.45%    99,564       3,5047.10%

Interest-Bearing Deposits 32,969     904     5.53%     375      23    12.37%
Federal  Funds Sold       27,328         744  5.49%     10,967          296
5.44%

Total Earning Assets964,441    42,7918.95% 817,864    36,660 9.04%
Other Assets       93,867                     67,021

    Total    $1,058,308                 $  884,885

Interest-Bearing Liabilities:
     Interest-bearing  Demand  Deposits$    131,9631,835  2.80%$   100,933
1,372             2.74%
    Savings Deposits151,7472,287   3.04%   136,656   2,082   3.07%
    Time Deposits478,772  13,217   5.57%   364,279   9,475   5.25%
    Short-Term Borrowings 50,894   1,154     4.57%  63,403   1,360    4.33%
    Other Indebtedness       23,749         7356.24%     19,192         599
6.29%
      Total   Interest-Bearing  Liabilities      837,125     19,228   4.63%
684,463          14,888    4.39%

Demand Deposits 108,178                     94,365
Other Liabilities12,884                     14,564
Stockholders' Equity     100,121                        91,493
    Total    $1,058,308                 $  884,885

Net Interest Earnings           $   23,563                  $   21,772

Net Interest Spread                4.32%                       4.65%

Net Interest Margin                4.93%                       5.37%

(1) Interest amounts represent taxable equivalent results for the first six months of 1998 and 1997.
(2)    Fully Taxable Equivalent-using the statutory rate of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In  order to maintain a balance in the reserve for possible  loan losses which
is  sufficient to absorb potential loan losses, charges are  made to the
provision  for  possible loan losses (provision).  The  provision was $5,076,000
for the first six months of 1998 compared with $1,717,000 for the corresponding period in 1997. The second quarter of 1998 provision is elevated as a result of the previously discussed $2.75 million commercial loan charge-off and efforts to increase the company's coverage ratio of non-performing loans to over 100%.

Net charge-offs for the first half of 1998 were $4.7 million as compared to
$1.7 million for the corresponding period in 1997. Expressed as a percentage of average loans, net charge-offs were .71% for the six month period ended
June 30, 1998 and .29% for the corresponding period in 1997.

The reserve for possible loan losses totaled $11.7 million at June 30, 1998 and 11.4 million at December 31, 1997 resulting in reserve to loan ratios of
1.80% and 1.70% for the respective periods.

The coverage ratio represents the percentage of non-performing loans covered through available reserves. As of June 30, 1998, this ratio was 112.2% as compared  to  109.8% at June 30, 1997 and 79.3% at  December  31,
1997.
Management continually evaluates the adequacy of the reserve for possible loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio. However, there can be no assurance that FCBI will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30,
1998.

Non-Interest Income

Non-interest  income  consists of  all  revenues  which  are  not included in
interest  and fee income related to earning assets.   Total  non-
interest income
increased $1,723,000, or 78.7% from $3,987,000 for the six months ended June
30, 1997 to $5,710,000 for the corresponding period in 1998.  The largest
contributor  to the increase in non-interest income in  the  most recent quarter
is  the recognition of a $1.062 million gain on the settlement of the company's
defined benefit pension plan which was previously terminated.  In addition
to  this  non-recurring  gain, service charges,  commissions  and other revenues
increased  16.6% due in large part to the addition  of  the  Blue
Ridge Bank and
branches acquired throughout 1997.  Non-interest income increased
$289,000
when comparing the second quarter of 1997 to the corresponding period in 1998.
Of this amount, the branches acquired in the third and fourth quarters of 1997 added $128,000 in non-interest income.

Non-Interest Expense

Non-interest  expense  totaled $14.7 million  in  the  first  six months of 1998
increasing  $3.3 million over the corresponding period  in  1997.
This increase
includes  the effect of the acquisitions of Blue Ridge  Bank  and branch
acquisitions  which added an additional $921,000 in salaries  and benefits,
$354,000  in occupancy cost and furniture & fixtures and $807,000 in other
operating  costs  including goodwill amortization.   Non-interest
expense
increased $1.4 million when comparing the second quarter of 1997 to the corresponding period in 1998. Of this amount, the branches acquired in the third and fourth quarters of 1997 added $460,000 in increased expense while
$700,000 of the increase is due to the recovery of litigation reserves recognized in June 1997.

Other  operating expense of $5,478,000 for the six  months  ended
June 30, 1998
increased  by  $1.7 million from $3,778,000 in the  corresponding period in
1997.   The  primary  contributors to the  increase  include  the
$700,000
litigation  reversal  in the first six months  of  1997  and  the increased cost of
operating the new branches acquired throughout 1997. Additionally, credit card fees increased by $142,000, Other Real Estate (ORE) costs increased by
$110,000 and amortization of an investment in an unconsolidated real estate subsidiary increased by $140,000.

FINANCIAL POSITION

Securities

Securities totaled $215.0 million at June 30,1998 which represented a decrease of $56.0 million from December 31, 1997. This 20.7% decrease, which is primarily attributed to securities called prior to maturity and prepayments was used to reduce wholesale funding from the Federal Home Loan Bank (FHLB) and is evident in the increase in interest-bearing bank balances which represent overnight funds sold to various correspondents and the FHLB.
Declining investment rates have continued to result in increases in the volume of securities called prior to final maturity. These funds are currently reinvested in the above referenced overnight funds.

Securities  available for sale were $121.7 million  at  June  30,
1998 as compared
to $161.8 million at December 31, 1997.  Securities available for sale are
recorded at their fair market value at June 30, 1998 and December
31, 1997.
The unrealized gain or loss, which is the difference between book value and
market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as accumulated other comprehensive  income.  The unrealized gain after taxes  of  $1.3 million at
December 31, 1997, decreased $54,000 to an unrealized gain of $1.2 million at
June 30, 1998.

Investment securities, which are purchased with the intent to hold until maturity, totaled $93.2 million at June 30, 1998 as compared to $109.2 million at December 31, 1997. The market value of investment securities was 103%
of book value at December 31, 1997 and June 30, 1998.

Loans

The   Company's   lending  strategy  stresses   quality   growth,
diversified by
product, geography and industry. A common credit underwriting structure and review process is in place throughout the Company.

Total loans decreased $15.6 million from $671.8 million at December 31, 1997 to $656.2 million at June 30, 1998. Likewise, the loan to deposit ratio decreased slightly from 79% at December 31, 1997 to 75% at June
30, 1998.

Average  total  loans  have increased $85.3 million  between  the second quarter of
1997  and  1998 due primarily to the addition of loan  portfolios from Blue
Ridge  and  the  newly acquired branches, as  well  as  effective competition
with  larger regional banks for small business customers both  in and around the
Company's  primary markets.  The loan portfolio continues  to  be diversified
among   loan   types  and  industry  segments.   Commercial   and
commercial real
estate  loans  represent the largest portion  of  the  portfolio, comprising $277.0
million or 42.2% of total loans at June 30, 1998 and $285.1 million or 42% of total loans at December 31, 1997. Residential real estate loans decreased slightly in total dollars to $225.4 million but increased as a percentage of the portfolio to 34% of total loans at June 30, 1998 as compared to $227.5 million or 31% at December 31, 1997. Loans to individuals also decreased slightly from $148.5 million or 22% of total loans at December 31, 1997 to
$143.7 million or 22% of total loans at June 30, 1998.

Non-Performing Assets

Non-performing  assets  are comprised  of  loans  on  non-accrual status, loans
contractually  past  due  90  days or  more  and  still  accruing interest and other
real  estate  owned  (OREO).  Non-performing  assets  were  $13.3 million at June
30,  1998,  or 2.0% of total loans and OREO, compared with  $15.9 million or
2.4% at December 31, 1997. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In  Thousands)   June 30 March 31 December 31          September 30   June
30
                    1998               1998              1997          1997
1997

Non-Accrual    $8,725   $10,832 $  9,988 $11,507 $  7,173

Ninety Days Past Due1,740 5,261    4,391   2,255    2,674

Other Real Estate Owned    2,878    1,594    1,472    2,279    2,483

              $13,343   $17,687  $15,851 $16,041  $12,330
Restructured loans
performing in accordance
with modified terms$     517$     524$     534$     381$     547

Non-accrual  loans and loans ninety days past due decreased  $1.3 million and
$2.7  million,  respectively, when comparing June  30,  1998  and
December 31,
1997.   The  decrease in non-accrual loans is the result  of  the
June 1998
foreclosure on a furniture manufacturing facility which  resulted in a $2.75
million charge-off and a $1.5 million transfer to OREO. In addition, ninety day past due loans were reduced by the cure of a $1.0 commercial loan delinquency (paid current) referenced in the 1997 10-K along with the voluntary or forced collection of a number of smaller accounts which were past due but in the process of collection at year-end 1997.

Management believes that the extent of problem loans at June  30,
1998 is
disclosed  as  non-performing  assets  in  the  preceding  chart.
However, there
can  be  no assurance that future circumstances, such as erosions in economic
conditions  and the related potential effect that  such  erosions may have on
certain   borrowers'  ability  to  continue   to   meet   payment
obligations, will not
lead  to  an increase in problem loan totals.  Management further believes that
non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

Stockholders' Equity

Total stockholders' equity reached $98.5 million at June 30, 1998 increasing
$.6  million  over  the $97.9 million reported for  December  31,
1997.  The
increase  in stockholders' equity was the result of earnings  net of dividends
of $3.5 million. Also affecting this change in stockholders' equity was a decrease in the accumulated other comprehensive income decreasing from
$1,251,000 at December 31, 1997 to $1,197,000 at June  30,  1998.
Stockholders'
equity also reflects the $1,274,000 cost of unallocated ESOP shares purchased during the second quarter of 1998.

The  Federal Reserve's risk based capital guidelines and leverage ratio
measure  capital  adequacy  of banking institutions.   Risk-based
capital
guidelines weight balance sheet assets and off-balance commitments based on inherent risks associated with the respective asset types. At June 30,
1998, the company's risk adjusted capital-to-asset ratio was 12.29%. The company's leverage ratio at June 30, 1998 was 6.94% compared with 6.96% at
December 31, 1997. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

Liquidity

The  Company  maintains a significant level of liquidity  in  the form of cash
and   due   from  bank  balances  ($111.8  million),   investment
securities available
for  sale  ($121.7 million), federal funds sold ($21.2  million), and Federal
Home Loan Bank of Pittsburgh credit availability of $151.2 million. Cash advances from the Federal Home Loan Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

Other Items

Following  the  close of the second quarter, the Company  entered into an
agreement  for the sale of approximately $9.5 million  in  credit card
receivables comprising all of its MasterCard/Visa credit portfolio. Along with this sale, the Company transferred substantially all of its merchant point-of-sale contracts associated with the credit card acquiring business.
This sale and transfer substantially removes the Company from the credit card business as a direct issuer and acquirer; however, the Company will continue to issue credit cards as agent for First Tennessee Bank, N.A. In connection with the sale of receivables and merchant contracts, the Company realized a net gain of $841,000 in July 1998. The Company continues to process several regional and national private label cards but is in various stages of negotiation for the sale and transfer of these accounts as well.

PART  I. ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT
MARKET RISK

Since December 31, 1997, the Company's balance sheet profile  has shifted
toward a more asset sensitive position due to increased liquidity from
investment security calls and growth in customer deposits.   This
shift would
have  the effect of lessening interest rate risk in a rising rate environment.
The  interest rate environment has remained relatively flat since year-end 1997
and  there have been no significant changes in market risks  with the exception
of the noted increase in asset sensitivity. A complete discussion of market risk is included in the Company's 1997 report on Form 10-K.

FCFT, INC.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(a) There were no material developments in legal proceedings during the second quarter of 1998 nor through the date of this report.
A complete
discussion of material legal proceedings is included in the Company's 1997 report on Form 10-K.

Item 2.  Changes in Securities

(a)    N/A

(b)    N/A

(c)    N/A

(d)    N/A

Item 3.  Defaults Upon Senior Securities

(a)    N/A

(b)    N/A

Item 4.  Submission of Matters to a Vote of Security Holders

(a)    N/A

(b)    N/A

(c)    N/A

(d)    N/A

Item 5.  Other Information

      (a)    N/A

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits
Exhibit   15-   Letter  regarding  unaudited  interim   financial
information
Exhibit 27- Financial Data Schedule

(b)    Reports on Form 8-K
No reports on Form 8-K were filed during the second quarter of 1998.

Exhibit 15

August 13, 1998



To the Board of Directors and Stockholders of First Community Bancshares, Inc.



Dear Sirs:

We have made a review, in accordance with standards established by the
American Institute of Certified Public Accountants, of the unaudited interim financial information of First Community Bancshares, Inc. and subsidiaries for the periods ended June 30, 1998 and 1997, as indicated in our report dated August 5, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your
Quarterly  Report  on Form 10-Q for the quarter  ended  June  30,
1998, is
incorporated by reference in Registration Statement No.  33-72616 on Form S-8
and Registration Statement No. 333-2996 on Form S-4.

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



DATE:  August 13, 1998



______________________________
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  August 13, 1998


______________________________
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)