Form 10-Q
period 1998-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 1998-11-16
CIK 859070

[TYPE]  10-Q

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET
WASHINGTON, D.C.  20549

FORM 10-Q



(Mark One)
X     QUARTERLY  REPORT  PURSUANT TO SECTION 13 or 15(d)  OF  THE  SECURITIES
EXCHANGE
     ACT OF 1934


            For the Quarterly Period Ended:    September 30, 1998

                                     OR

_    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from:__________________ to __________________

                       Commission File Number: 0-19297

                      FIRST COMMUNITY BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

      Nevada                                                 55-0694814
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification No.)

             1001 Mercer Street, Princeton, West Virginia  24740
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

                                              Yes X               No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at October 31, 1998
Common Stock, $1 Par Value                    7,014,542

                      First Community Bancshares, Inc.

                                  FORM 10-Q
                  For the quarter ended September 30, 1998

                                    INDEX

PART I.  FINANCIAL INFORMATION                                      REFERENCE

Item 1.  Financial Statements

Consolidated Balance Sheets September 30, 1998 and
December 31, 1997                                                        3
Consolidated Statements of Income and Comprehensive Income for the
Three and Nine Month Periods Ended September 30, 1998 and 1997           4
Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 1998 and 1997                            5
Consolidated Statements of Changes in Stockholders'
Equity for the Nine Months Ended September 30,
1998 and 1997                                                            6
Notes to Consolidated Financial Statements                            7-10
Independent Accountants' Report                                         11

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                  12-20

Item 3.  Quantitative and Qualitative Disclosures about                 20
Market Risk

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              21

Item 2.  Changes in Securities and Use of Proceeds                      21

Item 3.  Defaults Upon Senior Securities                                21

Item 4.  Submission of Matters to a Vote of                             21
Security Holders

Item 5.  Other Information                                              21

Item 6.  Exhibits and Reports on Form 8-K                            21-23

SIGNATURES                                                              24

ITEM 1.  FINANCIAL STATEMENTS

                       FIRST COMMUNITY BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
(Unaudited)                                       September 30     December 31
(Amounts in Thousands,Except Share Data)              1998             1997
Assets
Cash and due from banks                           $   38,694       $   34,590
Interest bearing balances - FHLB                      80,066              145
Federal funds sold                                    34,519           12,406
Securities available for sale (amortized cost
  of $133,833, September 30, 1998; $159,711
  December 31, 1997)                                 136,199          161,795
Investment securities:
  U.S. Treasury securities                             1,099            4,098
  U.S. Government agencies and corporations           13,100           26,377
  States and political subdivisions                   75,271           77,641
  Other securities                                     1,360            1,058
  Total Investment Securities (market
   value, $94,940, September 30, 1998; $112,263
   December 31, 1997)                                 90,830          109,174

Total loans, net of unearned income                  627,474          671,817
  Less: reserve for possible loan losses              11,460           11,406
  Net loans                                          616,014          660,411
Premises and equipment, net                           17,994           19,133
Other real estate owned                                3,811            1,472
Interest receivable                                    6,953            7,688
Other assets                                           8,089            9,734
Intangible assets                                     24,859           25,774
 Total assets                                     $1,058,028       $1,042,322

Liabilities
Deposits, non-interest bearing                     $ 110,208       $  103,846
Deposits, interest-bearing                           760,486          749,661
  Total Deposits                                     870,694          853,507
Interest, taxes and other liabilities                 10,192           11,455
Federal funds purchased                                    -            2,705
Securities sold under agreement to repurchase         52,794           52,351
Other indebtedness                                    23,478           24,444
  Total Liabilities                                  957,158          944,462

Stockholders' Equity
Common stock, $1 par value,
  10,000,000 shares authorized; 7,193,909 issued
  in 1998 and 1997; 7,029,775 and 7,063,665 shares
  outstanding in 1998 and 1997, respectively           7,194            7,194
Additional paid-in capital                            36,122           36,122
Retained earnings                                     58,766           54,564
Unallocated common stock held by ESOP, at cost        (1,274)               -
Treasury stock, at cost                               (1,357)          (1,271)
Accumulated other comprehensive income                 1,419            1,251
  Total Stockholders' Equity                         100,870           97,860
  Total   Liabilities  and  Stockholders'  Equity  $1,058,028      $1,042,322

See Notes to Consolidated Financial Statements.

                      FIRST COMMUNITY BANCSHARES, INC.
         CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts  in  Thousands, Except              Nine Months Ended  Three  Months Ended
Share and Per Share Data)                       September 30      September 30
                                                 1998     1997      1998    1997
Interest Income:
Interest and fees on loans                    $ 47,649 $ 43,311 $ 15,632  $ 15,496
Interest on securities available for sale        6,595    6,758    1,704     2,248
Interest on investment securities:
  U.S. Treasury securities                         102      280       14        75
  U.S. Government agencies and corporations        883    1,797      303       551
  States and political subdivisions, tax exempt  3,002    2,179      992       836
 Other securities                                   64       64       22        22
Interest on federal funds sold                   1,181      568      437       272
Interest on deposits in banks                    2,130       35    1,226        12
  Total Interest Income                         61,606   54,992   20,330    19,512

Interest Expense:
Interest on deposits                            25,977   20,413    8,638     7,490
Interest on borrowings                           2,884    3,084      995     1,119
  Total Interest Expense                        28,861   23,497    9,633     8,609
  Net Interest Income                           32,745   31,495   10,697    10,903
Provision for possible loan losses               5,825    2,453      749       736
Net Interest Income After Provision for
Possible Loan Losses                            26,920   29,042    9,948    10,167

Non-Interest Income:
Fiduciary income                                 1,270    1,155      386       362
Service charges on deposit accounts              2,809    2,337      948       865
Other charges, commissions and fees              2,325    2,189      731       777
Gain on settlement of pension plan,
net of excise tax                                1,062        -        -         -
Net securities gains                                21        -        -         -
Gain on sale of credit card portfolio              841        -      841         -
Other operating income                             482      429      194       119
  Total Non-Interest Income                      8,810    6,110    3,100     2,123

Non-Interest Expense:
Salaries and employee benefits                   9,197    8,768    2,946     3,082
Occupancy expense of bank premises               1,468    1,313      510       534
Furniture and equipment expense                  1,544    1,198      540       507
Goodwill amortization                            1,547      864      512       382
Other operating expense                          8,228    6,578    2,750     2,800
  Total Non-Interest Expense                    21,984   18,721    7,258     7,305

Income before income taxes                      13,746   16,431    5,790     4,985
Income tax expense                               4,261    5,208    1,795     1,598
  Net Income                                     9,485   11,223    3,995     3,387
Other comprehensive income                         168      505      223       449
Comprehensive Income                          $  9,653 $ 11,728  $ 4,218  $  3,836
Basic and diluted earnings per common share   $   1.35  $  1.59  $   .57  $    .48
Weighted  average  shares outstanding        7,047,824 7,062,820 7,031,851 7,062,944

See Notes to Consolidated Financial Statements.


                      FIRST COMMUNITY BANCSHARES, INC.
                   CONSOLIDATED STATEMENTS OF  CASH FLOWS
(Unaudited)
(Amounts in Thousands)
                                                            Nine Months Ended
                                                               September 30
                                                          1998             1997
Cash Flows From Operating Activities:
Net income                                             $  9,485           $11,223
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for possible loan losses                      5,825            2,453
  Depreciation of premises and equipment                  1,160              819
  Amortization of intangibles                             1,419              332
  Investment amortization and accretion, net               (108)            (120)
  Gain on the sale of assets, net                          (224)             (74)
  Other liabilities, net                                 (1,169)          (1,452)
  Interest receivable                                       735              (30)
  Other assets, net                                       1,454            1,523
  Other, net                                                 87               73

  Net cash provided by operating activities              18,664           14,747

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
  Maturities and calls of investment securities          18,684           19,996
  Maturities and calls of securities available for sale  77,393           19,285
  Purchase of investment securities                        (300)         (28,005)
  Purchase of securities available for sale             (51,419)          (5,646)
  Loans to customers, net                                35,875          (21,435)
  Purchase of equipment                                    (324)            (862)
  Sale of equipment                                         287                5
  Net cash provided by acquisitions                           -           39,714

  Net cash provided by investment activities             80,196           23,052

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
  Demand and savings deposits, net                       18,798           (3,962)
  Time deposits, net                                     (1,622)          22,299
  Short-term borrowings, net                             (2,262)         (23,924)
  Increase in long-term debt                              3,000           11,500
  Payment of long-term debt                              (3,966)            (609)
  Acquisition of treasury stock                             (86)               -
  Acquisition of unnallocated ESOP shares                (1,274)               -
  Reissuance of treasury stock                                -               17
  Cash paid in lieu of fractional shares                    (27)             (22)
  Cash dividends paid                                    (5,283)          (5,086)

  Net cash provided by financing activities               7,278              213

Net increase in cash and cash equivalents               106,138           38,012
Cash and cash equivalents at beginning of year           47,141           27,320
Cash and cash equivalents at end of quarter          $  153,279        $  65,332

See Notes to Consolidated Financial Statements.

                      FIRST COMMUNITY BANCSHARES, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in Thousands, Except                                                           Accumulated
Per Share Data)                      Additional                Unallocated                 Other
                        Common        Paid In      Retained    Common Stock  Treasury  Comprehensive
                        Stock         Capital      Earnings    Held by ESOP    Stock      Income

Balance beginning of
    the period,
    January 1, 1997        $  7,194      $  36,122   $  46,815      $        -    $  (1,288)   $    433

Net Income                        -              -      11,223               -            -           -

Common dividends
    declared ($.72
    per common share)             -              -      (5,086)              -            -           -

Reissuance of 727 shares
    at $24.38 per share           -              -           -               -           17           -

Other comprehensive income        -              -           -               -            -         505

Balance, September 30, 1997 $  7,194     $  36,122    $  52,952     $        -    $  (1,271)   $    938

Balance beginning of
    the period,
    January 1, 1998         $  7,194     $  36,122    $  54,564     $        -    $  (1,271)   $  1,251

Net income                         -             -        9,485              -            -           -

Common dividends
    declared ($.75
    per common share)              -             -       (5,283)             -            -           -


Purchase of 2,625 shares
    at $32.75 per share            -             -            -              -          (86)          -

Purchase of unallocated common stock
    by ESOP                        -             -            -         (1,274)           -           -

Other  comprehensive income        -             -            -              -            -         168

Balance, September 30, 1998 $ 7,194      $ 36,122     $  58,766      $  (1,274)   $   (1,357)   $ 1,419



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Unaudited Financial Statements

The unaudited consolidated balance sheet as of September 30, 1998 and the unaudited consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for the periods ended September 30, 1998 and 1997 have been prepared by the management of First Community Bancshares, Inc. (FCBI). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at September 30, 1998 and its results of operations, cash flows, and changes in stockholders' equity for the periods ended September 30, 1998 and 1997, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year. The per share amounts presented for 1997 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the March 31, 1998, five-for-four split.

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

Note 2. Acquisitions

On April 9, 1997, FCBI acquired 100% of the common stock of Blue Ridge Bank (Blue Ridge), headquartered in Sparta, North Carolina. Blue Ridge is a $105 million state-chartered bank with offices located in Sparta, Elkin, Hays and Taylorsville, North Carolina. Pursuant to the Agreement and Plan of merger, FCBI exchanged cash of $19.50 for each of Blue Ridge's 1,212,148 common shares. In conjunction with the acquisition, Blue Ridge canceled outstanding stock options through the payment of $727,948 representing the difference between $19.50 and the respective option prices. Total consideration including the payment for cancellation of the options was $24.4 million and resulted in an intangible asset of approximately $14.1 million which is being amortized over a 15 year period. The acquisition was partially funded with loan proceeds of $11.5 million which the Company borrowed from an outside source. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Blue Ridge are included in consolidated results of FCBI from the date of acquisition. Subsequent to the merger, Blue Ridge operates as a wholly-owned subsidiary of FCBI.

The following unaudited proforma financial information shows the effect of the Blue Ridge Bank acquisition as if the transaction were consummated on January 1, 1997:


                      First Community Bancshares, Inc.
            Unaudited Supplemental Proforma Financial Information
                (Amounts in thousands except per share data)
                                    Nine Months Ended
                                      September 30
                                            1997
Net Interest Income                       $ 32,216
Net Income                                  11,207
Basic and diluted earnings per common share   1.59

Note 3.  Cash Flows

For the nine months ended September 30, 1998 and 1997, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $118.8 million at September 30, 1998 and $35.8 million at September 30, 1997, and federal funds sold of $34.5 million at September 30, 1998 and $29.6 million at September 30, 1997.

Note 4.  Commitments and Contingencies

The Company is currently a defendant in various actions, some of which have remained dormant for a number of years. Certain of these actions are described in greater detail in the Company's 1997 Report on Form 10-K. Material developments in certain of these matters as well as new actions are discussed in Item 1, Legal Proceedings of the Company's Report on Form 10-Q. While the Company and legal counsel are unable to assess the outcome of each of these matters, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

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

In connection with the termination and settlement of a defined benefit pension plan in the first quarter of 1998, twenty-five percent of the settlement amount or $1,274,000 was contributed to another Company sponsored plan. This contribution was reflected as a prepaid contribution on the Company's books in the first quarter. The prepaid contribution was used to purchase shares of the Company's common stock in the second quarter of 1998. These shares will be allocated to the employee accounts over a period not to exceed seven years. The shares are classified as unallocated common stock in the stockholders' equity section of the balance sheet.

First  Community  Bancshares, Inc. reinstituted a  stock  repurchase  program
which was  originally  implemented  in  1991.   Under  the  original  program,
the Company's Board of Directors authorized up to 100,000 shares of the Company's outstanding common stock for repurchase in the open market. Under the most recent authority for repurchase of stock, the Board has reset the number of shares which may be purchased back to the 100,000 share level.

Note 6.  Other Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires businesses to disclose comprehensive income and its components in their general purpose financial statements. This statement requires the reporting of all items of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, with reclassification of comparative financial statements and is applicable to interim periods. The Company currently has one component of other comprehensive income which includes unrealized gains or losses on securities available for sale which are detailed as follows:

(Amounts in Thousands)

                                        For the Nine Months Ended               For the Nine Months Ended
                                          September 30, 1998                      September 30, 1997
                                      Before Tax      Tax       Net-of-Tax    Before Tax     Tax     Net-of-Tax
                                        Amount       Expense      Amount        Amount     Expense     Amount
Unrealized gains
  on securities:
Unrealized holding gains
   arising  during the period            $  280     $  (112)      $   168      $   842    $  (337)     $  505
Less: reclassification adjustment
   for  gains  realized  in  net  income      -           -             -            -          -           -
   Net   realized   gains                   280        (112)          168          842       (337)        505
Total other comprehensive income          $ 280     $  (112)       $  168      $   842    $  (337)      $ 505

Accumulated Other Comprehensive Income:

Balance, January 1, 1997             $   433

Other Comprehensive Income, net          505

Balance, September 30, 1997              938

Balance, January 1, 1998              $1,251

Other Comprehensive Income, net          168

Balance, September 30, 1998           $1,419

Note 7.  Recent Accounting Pronouncements

Statement of Financial Accounting Standard (SFAS) No. 131 was issued in June 1997. SFAS No. 131 established standards for the way that public business enterprises report information about different operating segments. This Statement is effective for fiscal years beginning after December 15, 1997 and need not be applied to interim financial statements in the initial year of application. Management is evaluating the impact of the adoption of this Statement.

Statement of Financial Accounting Standard (SFAS) No. 132 was issued in
February 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits in order to provide information that is more comparable, understandable and concise. This statement supersedes the disclosure requirements in several other Financial Accounting Standards Board statements. FCBI terminated its defined benefit pension plans in October of 1996 and is not required to provide the disclosures provided in this Statement relative to the Company's defined benefit pension plan which was terminated in 1996. Additional disclosure requirements relating to the Company's postretirement health care obligations to selected former employees covered under a plan which was phased out beginning in 1991, will be addressed in the 1998 Annual Report. The Statement is effective for fiscal years beginning after December 15, 1997.

Statement of Financial Accounting Standard (SFAS) No. 133 was issued in June 1998. SFAS No. 133 sets forth a comprehensive approach to addressing the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This standard addresses the type of activities which are included within the scope of SFAS No. 133 and identifies the methods to be used for valuation and income recognition. In addition to the derivative and hedging activities addressed, the standard also allows a one time transfer of securities from the held-to-maturity into the available-for-sale or the trading category which can only be applied at the date of initial application of the Statement. The Company is not presently involved in the types of derivative instruments or hedging activities addressed by the statement, however, the Company does possess securities in the available-for-sale and held-to-maturity categories. The Company does not currently have plans to transfer any of these securities between the "held to maturity" and "available for sale" portfolios. This Statement is effective for all fiscal quarters of all years beginning after June 15, 1999. Earlier application of the provisions of this statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First
Community Bancshares, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
October 30 , 1998

FCBI
PART I. ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

The Company reported net income of $9.5 million for the nine month period ended September 30, 1998, a 15.5% decrease from net income of $11.2 million for the same period in 1997. Basic earnings per common share between the same periods decreased 15.1%, from $1.59 to $1.35. The current years results of operations were impacted by a write-off of a commercial loan relationship in the second quarter of 1998 which led to a $2.75 million additional loan loss provision. Additionally, the current years earnings reflect the effect of the $1.062 million gain which was due to pension plan termination gain recognized in the first quarter of 1998.

Net income for the third quarter of 1998 totaled $4.0 million, or 18.0% over the $3.4 million for the corresponding period in 1997. Basic earnings per share for the quarter were $.57 in 1998 versus $.48 for the three months ended September 30, 1997.

Net income for the third quarter of 1998 was affected by an $841,000 pretax gain recognized when the Company sold a substantial portion of its credit card receivables comprising all of its MasterCard/Visa credit portfolio. The increase in interest income and interest expense for the three and nine month periods ended September 30, 1998 is reflective of the bank and branch acquisitions occurring in 1997. Non-interest income, in addition to being affected by the gain recognized from the credit card portfolio, is impacted by the increases in services charges on deposits and other charges, commissions and fees relative to the bank and branch acquisitions in 1997.

The per share amounts presented for 1997 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the March 31, 1998, five-for-four stock split.

Net Interest Income

Net interest income, the largest contributor to earnings, was $32.8 million for the first nine months of 1998 as compared with $31.5 million for the corresponding period in 1997. For the third quarter of 1998, net interest income reached $10.7 million, an decrease of 1.9% from the $10.9 million reported for the third quarter of 1997. Tax equivalent net interest income was $35.2 million for the nine months ended September 30, 1998, a $1.8 million increase over the $33.4 million reported for the same period in 1997. The increase in net interest income to record levels was the result of increases in the average balances of earning assets driven largely by the acquisition of Blue Ridge in North Carolina and four branches in West Virginia and Virginia. The Company's tax equivalent net interest margin, the ratio of tax equivalent net interest income to average earning assets, of 4.88% at September 30, 1998 decreased from 5.29% at September 30, 1997. The tax equivalent net interest margin has been impacted by the decline in yields earned in the securities portfolio as a result of the current low rate environment coupled with an increase in the cost of funds between September 30, 1997 and 1998.

Loans, the Company's highest yielding asset category, increased, on average, $57.4 million ($18.6 million or 32% due to the Blue Ridge acquisition and $33.9 million or 59% due to branch acquisitions) when comparing September 1998 average balances to the corresponding average in 1997. This increase in the loan portfolio was funded through increases in average deposits of $131.1 million. The yield on the loan portfolio was 9.77% for the first nine months of 1998, up slightly from 9.75% on the corresponding period in 1997. The yield on securities available for sale declined from 6.92% in 1997 to 6.72% in 1998. The overall yield on average earning assets decreased 14 basis points from 9.02% for the nine months ended September 30, 1997 to 8.88% for the corresponding period in 1998.

The cost of short term borrowings increased 22 basis points over the past 12 months from 4.36% at September 30, 1997 to 4.58% at September 30, 1998. Time deposits experienced a 22 basis point increase from 5.23% in the first nine months of 1997 to 5.55% for the corresponding period in 1998. Market conditions, competition for deposits and the purchase of branch deposits resulted in increases in deposit costs and the cost of short-term borrowings. Excluding long-term debt, the overall cost of funds increased 23 basis points between September 30, 1997 and 1998.

In comparing the third quarter of 1998 with the corresponding period in 1997, net interest income declined $219,000 or 2.2% due largely to the rising cost of funds coupled with decreases in outstanding loans in 1998 and a larger position in short-term investments which produce relatively lower yields.


                                   AVERAGE BALANCE SHEETS AND
                                  NET INTEREST INCOME ANALYSIS
                                  Nine Months Ended         Nine Months Ended
(Unaudited)                      September 30, 1998        September 30, 1997
(Amounts in                 Average   Interest Yield/Rate Average Interest Yield/Rate
Thousands,  except %'s)     Balance    (1) (2)    (2)     Balance  (1) (2)    (2)
Earning Assets:
Loans (3)
    Taxable                  $643,669   $46,916   9.75%  $584,264 $42,498   9.72%
    Tax-Exempt                 13,705     1,127  11.00%    15,718   1,253  10.66%
    Total                     657,374    48,043   9.77%   599,982  43,751   9.75%
Reserve for Possible
      Loan Losses             (11,771)                     (9,683)
    Net Total                 645,603                     590,299

Investment Securities
       Available for Sale:
    Taxable                   117,744     5,722   6.50%   121,993   6,130   6.72%
    Tax-Exempt                 22,741     1,343   7.89%    15,205     966   8.49%
    Total                     140,485     7,065   6.72%   137,198   7,096   6.92%
Investment Securities
      Held to Maturity:
    Taxable                    22,679     1,098   6.47%    48,580   2,188   6.02%
    Tax-Exempt                 74,936     4,543   8.11%    53,574   3,278   8.18%
    Total                      97,615     5,641   7.73%   102,154   5,466   7.15%

Interest-Bearing Deposits      51,598     2,130     5.52%     444      35    10.54%
Federal Funds Sold             28,769     1,181     5.49%  13,831     568     5.49%

Total Earning Assets          964,070    64,060     8.88% 843,926  56,916     9.02%
Other Assets                   94,093                      73,216

    Total                  $1,058,163                    $917,142

Interest-Bearing Liabilities:
    Interest-bearing Demand
       Deposits            $   133,259    2,806   2.82%  $105,089   2,153   2.74%
    Savings Deposits           151,424    3,428   3.03%   139,133   3,195   3.07%
    Time Deposits              475,774   19,749   5.55%   385,172  15,065   5.23%
    Short-Term Borrowings        1,481    1,765   4.58%    62,439   2,035   4.36%
     Other  Indebtedness        23,620    1,113   6.30%    21,670   1,049   6.47%
     Total  Interest-Bearing   835,558   28,861   4.62%   713,503  23,497   4.40%
      Liabilities

Demand Deposits                109,904                     96,948
Other Liabilities               12,406                     13,808
Stockholders' Equity           100,295                     92,883
    Total                   $1,058,163                   $917,142

Net Interest Earnings          $35,199                    $33,419

Net Interest Spread                               4.26%                     4.62%

Net Interest Margin                               4.88%                     5.29%

(1) Interest amounts represent taxable equivalent results for the first nine months of 1998 and 1997.
(2)    Fully Taxable Equivalent-using the statutory rate of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

Provision and Reserve for Possible Loan Losses

In order to maintain a balance in the reserve for possible loan losses which is sufficient to absorb potential loan losses, charges are made to the provision for possible loan losses (provision). The provision was $5.83 million for the nine months ended September 30, 1998 compared with $2.45
million  for  the  corresponding period in 1997.   The  provision  for  third
quarter 1998 was $749,000, compared to $736,000 for third quarter 1997, an increase of 1.8%.

Net charge-offs for the nine months ended September 30, 1998 were $5.8 million as compared with $3.3 million for the corresponding period in 1997. Expressed as a percentage of loans, net charge-offs were .92% for the nine month period ended September 30, 1998 and .49% for the corresponding period in 1997. Net charge-offs for the quarter ended September 30, 1998 were $1.0 million. This compares to $1.6 million in the third quarter of 1997 and represents a decline of 36.8% in comparison.

The reserve for possible loan losses totaled $11.5 million at September 30, 1998 and $11.4 million at December 31, 1997 resulting in reserve to loan ratios of 1.83% and 1.70% for the respective balance sheet dates.

The coverage ratio represents the percentage of non-performing loans covered through available reserves. As of September 30, 1998, this ratio was 141.6% as compared to 73.7% at September 30, 1997 and 79.3% at December 31, 1997. Management continually evaluates the adequacy of the reserve for possible loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio. However, there can be no assurance that FCBI will not sustain losses in future periods, which could be substantial in relation to the size of the reserve at September 30, 1998.

Non-Interest Income

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased $2.7 million, or 44.2% from $6.1 million for the nine months ended September 30, 1997 to $8.8 million for the corresponding period in 1998. The two largest contributors to the increase include the recognition of a $1.062 million gain on the settlement of the Company's defined benefit pension plan in the second quarter of 1998 and the $841,000 gain recognized in the third quarter of 1998 on the sale of a substantial portion of the Company's credit card portfolio. Bank and branch acquisitions in 1997 added an additional $508,000 in service charges on deposit accounts and other service charges, commissions and fees.

Non-interest income for the third quarter of 1998 increased $977,000 (46%) from the comparable period one year earlier. Included in third quarter results for 1998 is the impact of the $841,000 gain from the sale of the credit card portfolio referred to previously.

Non-Interest Expense

Non-interest expense totaled $22.0 million for the nine months ended September 30, 1998 increasing $3.3 million over the corresponding period in 1997. This increase includes the effect of the acquisitions of Blue Ridge Bank and branch acquisitions which added an additional $1,114,000 in salaries and benefits, $414,000 in occupancy cost and furniture & fixtures and $932,000 in other operating costs including goodwill amortization. Non-interest expense decreased $47,000 or .6% when comparing the third quarter of 1997 to the corresponding period in 1998.

Other operating expense of $8,228,000 for the nine months ended September 30, 1998 increased by $1.7 million from $6,578,000 in the corresponding period in 1997. The primary contributors to the increase include the $700,000 litigation reversal in the first six months of 1997 and the increased cost of operating the new branches acquired throughout 1997. Other Real Estate (ORE) costs increased by $86,000 and amortization of an investment in an affordable housing investment project increased by $186,000.

Income Tax Expense

Income tax expense decreased $947,000 from $5.2 million in 1997 to $4.3 million in 1998. This decrease in taxes is principally the result of the decreases in pre-tax income of $2.7 million or 16.3% when comparing the nine months ended September 30, 1998 with the corresponding period in 1997. The effective tax rate for 1998 was 31.0% versus 31.7% in 1997.

For the third quarter of 1998, the Company reported $1.8 million in income tax expense, an increase of $197,000 from the $1.6 million reported for the same period one year earlier, reflecting the increase in quarterly pre-tax earnings over the corresponding period in 1997, however, this is partially offset by the increase in tax exempt interest earnings for the quarter. The effective tax rate was 31% and 32% for the corresponding third quarters of 1998 and 1997, respectively.

FINANCIAL POSITION

Securities

Securities totaled $227.0 million at September 30, 1998. This represents a decrease of $43.9 million from December 31, 1997. The funds resulting from this 16.2% decrease, which are primarily attributable to securities called prior to maturity and prepayments were first used to reduce wholesale
funding  from  the  Federal  Home  Loan Bank  (FHLB).   the  remaining  funds
represent excess liquidity and are invested in interest-bearing bank balances which represent overnight funds sold to various correspondents and the FHLB. Declining investment rates have continued to result in increases in the volume of securities called prior to final maturity. These funds continue to be
reinvested   principally  in  the  above  referenced  overnight   funds   and
replacement securities.

Securities available for sale were $136.2 million at September 30, 1998 as compared to $161.8 million at December 31, 1997. Securities available for sale are recorded at their fair market value at September 30, 1998 December 31, 1997. The unrealized gain or loss, which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholder's Equity section of the balance sheet as accumulated other comprehensive income. The unrealized gain after taxes of $1.27 million at December 31, 1997, increased $168,000 to an unrealized gain of $1.42 million at September 30, 1998.

Investment securities, which are purchased with the intent to hold until maturity, totaled $90.8 million at September 30, 1998 as compared with $109.2 million at December 31, 1997. The market value of investment securities was 103% and 105% of book value at December 31, 1997 and September 30, 1998, respectively.

Loans

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. Loan quality is monitored through a common credit underwriting structure and review process which is in place throughout the Company. The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest portion of the portfolio, comprising $258.0 million or 41.1% of total loans at September 30, 1998 and $285.1 million or 42% of total loans at December 31, 1997. Residential real estate loans decreased slightly in total dollars to $220.9 million but increased as a percentage of the portfolio to 35.2% of total loans at September 30, 1998 as compared to $227.5 million or 31% at December 31, 1997. Loans to individuals also decreased slightly from $148.5 million or 22% of total loans at December 31, 1997 to $137.3 million or 21.9% of total loans at September 30, 1998.

Total loans decreased $44.3 million from $671.8 million at December 31, 1997 to $627.5 million at September 30, 1998. Likewise, the loan to deposit ratio decreased from 79% at December 31, 1997 to 72% at September 30, 1998. The decrease in loan outstandings reflect a number of large commercial loan prepayments by customers who have chosen to refinance real property through various capital market vehicles including Real Estate Investment Trusts (REITS), as commercial lending rates fell throughout the second and third quarters of 1998.

Average total loans increased $57.4 million between the third quarter of 1997 and 1998 due primarily to the addition of loan portfolios from Blue Ridge and the newly acquired branches during 1997.

Non-Performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $11.9 million at September 30, 1998, or 1.89% of total loans and OREO, down significantly from $16.0 million (2.40% of total loans) at September 30, 1997 and from $15.9 million (2.35% of total loans) at december 31, 1997. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In   Thousands)      September 30  June 30  March 31  December 31 September 30
                          1998        1998    1998        1997        1997

Non-Accrual               $ 7,752   $ 8,725   $10,832   $ 9,988     $11,507

Ninety Days Past Due          343     1,740     5,261     4,391       2,255

Other Real Estate Owned     3,811     2,878     1,594     1,472       2,279
                          $11,906   $13,343   $17,687   $15,851     $16,041

Restructured loans
performing in accordance
with modified terms       $   511   $   517   $   524   $   534     $   381

Non-accrual loans and loans ninety days past due decreased $2.2 million and $4.1 million, respectively, when comparing September 30, 1998 and December 31, 1997. The decrease in non-accrual loans is the result of the June 1998 foreclosure on a furniture manufacturing facility which resulted in a $2.75 million charge-off and a $1.5 million transfer to OREO. In addition, ninety day past due loans were reduced by the cure of a $1.0 million commercial loan delinquency (paid current) referenced in the 1997 10-K along with the voluntary or forced collection of number of smaller accounts which were past due but in the process of collection at year-end 1997.

Management believes that the extent of problem loans at September 30, 1998 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

The Company is currently considering various finding alternatives on a loan relationship in the amount of $2.0 million which is presently thirty days past due, however, possible modifications and adjustments to the loan are being considered. The loan is secured by real estate and the collateral is believed to be sufficient to satisfy the outstanding balance. Additionally, the relationship is secured by a third party guarantor. The loan is not presently considered a troubled debt restructuring under applicable recognition criteria, however, the deficient cash flow from the project warrants special attention to this relationship.

Deposits

Total deposits increased $17.2 million between year-end 1997 and September 30, 1998. The strongest increase was realized in non-interest bearing deposits which increased $6.3 million or 6.1% over year-end totals. Interest bearing deposits increased $10.8 million, a 1.4% increase over year-end 1997. The
smaller  increase  in  interest-bearing  deposits  is  consistent  with   the
Company's reduced emphasis on time deposits due to current high levels of liquidity. Less aggressive pricing on these deposits has resulted in slower growth and fewer rollovers of certain jumbo deposits (greater than $100,000) which are more rate sensitive.

Deposit balances have increased $20.5 between September 30, 1997 and 1998, but increased $131 million when comparing average balances for the nine months ended September 30, 1997 and 1998. The large increase in average balances reflects the acquisitions of bank and branch deposits from two regional banks in the second and third quarters of 1997.

Stockholders' Equity

Total stockholders' equity reached $100.9 million at September 30, 1998 increasing $3.0 million over the $97.9 million reported for December 31, 1997. The increase in stockholders' equity was the result of earnings net of dividends of $4.2 million. Also affecting this change in stockholders' equity was a increase in the accumulated other comprehensive income decreasing from $1,251,000 at December 31, 1997 to $1,419,000 at September 30, 1998.
Stockholders' equity also reflects a reduction for the $1,274,000 cost of unallocated ESOP shares purchased during the second quarter of 1998 and the purchase of additional treasury shares for $86,000 in the third quarter of 1998.

The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance commitments based on inherent risks associated with the respective asset types. At September 30, 1998, the company's risk adjusted capital-to-asset ratio was 11.83%. The company's leverage ratio at September 30, 1998 was 7.23% compared with 6.96% at December 31, 1997. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

Liquidity

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($118.8 million), investment securities available for sale ($136.2 million), federal funds sold ($34.5 million), and Federal Home
Loan Bank of Pittsburgh credit availability of $142.7 million. Cash advances from the Federal Home Loan Bank of Pittsburgh are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

Year 2000

The arrival of January 1, 2000 is expected to cause serious disruption in those computer systems with two-digit year fields, which cannot distinguish between the years 1900 and 2000. First Community Bancshares, Inc. and affiliates have established an oversight committee to direct and monitor its Year 2000 readiness project. As of September 30, 1998 and the date of this report, the project is proceeding on schedule. The principal purpose of the project is to address issues or potential issues involving computer programs and imbedded computer chips which may be unable to distinguish between the Year 1900 and the Year 2000. The Project Committee is comprised of key management and operational personnel within the Company. This committee which has been appointed by the Company's Board of Directors has full authority to direct resources as necessary to ensure that project objectives are achieved and completed within prescribed time frames and well in advance of the millennium
date  change.   The  committee  has  completed  work  in  the  awareness  and assessment phases by identifying those computer systems which the Company uses to process important information, and those other systems which may have embedded computer chips which are subject to Year 2000 problems, such as security systems, elevators and bank vaults. The Committee then determined which of such systems should be considered "mission critical". In order to determine the company's exposure due to potential third-party Year 2000 problems, the oversight committee has coordinated the risk assessment of significant loan relationships and suppliers, in order to evaluate the state of readiness of these entities to deal with Year 2000 problems. The remediation phase involves upgrading or replacing of hardware, software and other systems which could be affected by Year 2000 problems. This phase is complete for most major systems and the testing process is underway on these renovated systems and systems provided by third parties which are certified as Year 2000 compliant.

Testing for some mission critical systems including the Federal Reserve On-Line Exchange, and the ATM Management system has been completed. Testing for other mission critical systems including the Comprehensive Banking Systems (our core processing system) and loan and deposit origination platform systems is underway and is scheduled to be complete by December 31, 1998. Additional testing for vendor provided releases on these systems will be necessary throughout 1999 as these releases are made available.

Other systems which are not considered mission critical remain in the remediation phase with completion of remediation and testing planned for the end of the first quarter in 1999.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or
operations.   Such  failures  could  materially  and  adversely  effect   the
Company's results of operations, liquidity and financial condition. For example, if significant loan customers experience severe Year 2000 problems, their ability to repay their loan obligations in a timely manner would be adversely affected. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of certain third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. Completion of the Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents and customers. The Company believes that with the remediation of existing systems and with the implementation of new business systems and completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated future cost of the Year 2000 project is approximately $150,000. The total amount expended on the project through September 30, 1998 is relatively minor and includes a portion of the cost of existing operational and Information ystems staff in the assessment of systems and the administration of the project. These costs, which have been charged to operations over the last four quarters, are comprised primarily of salaries of existing personnel who have redirected portions of their normal activities to serve on the Project Committee and to participate in planning, administration and systems testing. The total remaining cost of the Year
2000 project is estimated at $150,000. Approximately $70,000 is for new software and hardware purchases which will be capitalized as these systems are acquired. The remaining $80,000 will be expensed as incurred over the next five quarters.

The costs of the project, the dates on which with Company plans to complete Year 2000 modifications, and the impact of third party compliance are based on management's best estimates which were derived utilizing certain assumptions as to future events including the availability of outside resources, cooperation from third parties and external agents of the Company as well as the level of Year 2000 readiness by various vendors and customers. Some of these assumptions involve contingencies which are beyond the control of the Company. Accordingly, the actual cost and impact of Year 2000 problems which the Company may experience, particularly those caused by third-party difficulties, can only be estimated at this time.

Contingency Planning

The Company has developed a contingency plan for mission critical systems designed to allow it to avoid significant business interruption in the event current systems are affected by Year 2000 issues. This Contingency Plan involves the maintenance of alternate processing sites, acquisition and development of additional human resources which will be prepared for additional remediation, if necessary, throughout 1999 and in January 2000, as well as the development of alternate manual procedures which can be employed as back-up processes for existing automated business processes.

The Company is currently revising its Contingency Plan to address additional business processes in greater detail and to better integrate this Contingency Plan with its existing contingency planning guide for disaster recovery. It is expected that this revision of the Year 2000 Contingency Plan will be complete by December 31, 1998. However, the plan will be continually evaluated in light of changing circumstances.

Part I. Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 1997, the Company's balance sheet has remained in an asset sensitive position due to increased liquidity from investment security calls and growth in customer deposits.  The result of the asset sensitivity would have the effect of lessening interest rate risk in a rising rate environment
providing  greater  investment  opportunities  and  increased  returns.   The
current interest rate environment has softened since December 31, 1997 and yields available in both the long term and short term have declined as a result.

As of the most current interest rate sensitivity analysis, the following reflects the projected impact on the Company's net interest income (NII) in simulated immediate and sustained parallel shifts in the interest yield curve.
The simulation model captures the impact of changing interest rates on the interest income and interest paid on all interest-bearing assets and
liabilities  reflected  on  the Company's balance  sheet.   The  rate  change
imposed reflects a variance from a flat rate scenario developed for the simulation period.

                change in
                NII
Rate Change     Year 1   Year 2
+2.00%         6.41%     0.90%
-2.00%         0.53%    -3.68%

The preceding sensitivity analysis does not present a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including:
the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. A discussion of the sensitivity analysis performed at December 31, 1997 is included in the Company's annual report on Form 10-K for 1997.

FCBI, INC.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(a) The following are material developments in legal proceedings during the third quarter of 1998 and through the date of this report. A complete discussion of material legal proceedings is included in the Company's 1997 report on Form 10-K.

The plaintiff in civil matter 97-CV-408-K styled, Ann Tierney Smith, Executrix, et al vs. FCFT, Inc., First Community Bank, Inc., Gentry, Locke and William Gust, filed a motion for summary judgement in this proceeding seeking a finding that defendant First Community Bank did not possess discretionary authority to honor the marital trust beneficiary's request for principal distributions to facilitate execution of estate plans provided by the beneficiaries counsel. This motion will be argued on November 30, 1998. The Company and its legal counsel believe the Company acted appropriately in its execution of the estate plan as outlined by the client and her legal counsel and expects to prevail in this argument.

Civil suit number CAN-97-C-171 styled James A. Sill d/b/a Sill Trucking vs. First Community Bank, Inc., Carla Elder and Robert Williams was filed on
October 15, 1998 alledging the Company aided a customer in converting checks payable to the company for payment on loan accounts of the co-defendants. The plaintiff claims to have purchased rolling stock from co-defendants pursuant to an oral contract. The Company has no knowledge of arrangements between the two plaintiffs. The Company has not yet filed an answer to this suit but intends to vigorously defend this matter.

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

      (a)    N/A

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

           Exhibit   15  -  Letter  regarding  unaudited  interim   financial
information
         Exhibit 27 - Financial Data Schedule

      (b)    Reports on Form 8-K
             No reports on Form 8-K were filed during the third quarter of 1998.

Exhibit 15

November 12,1998


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



Dear Sirs:

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of First Community Bancshares, Inc. and subsidiaries for the periods ended September 30, 1998 and 1997, as indicated in our report dated October 30, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated by reference in Registration Statement No. 33-72616 on Form S-8 and Registration Statement No. 333-2996 on Form S-4.

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

First Community Bancshares, Inc.



DATE:  November 13, 1998

/s/ James L. Harrison, Sr.
______________________________
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  November 13, 1998

/s/ John M. Mendez
______________________________
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)