Form 10-K
period 1998-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 1999-03-31
CIK 859070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

     [X]              Annual Report Pursuant to Section 13
                   or 15(d) of the Securities Exchange Act of
                               1934 (Fee Required)

                   For the Fiscal Year Ended December 31, 1998
                                       or
     [ ]            Transition Report Pursuant to Section 13
                   or 15(d) of the Securities Exchange Act of
                               1934 (Fee Required)

           For the transition period from ___________________________
                         Commission File Number 0-19297

                        First Community Bancshares, Inc.
             (Exact name of Registrant as specified in its charter)

             Nevada                                        55-0694814
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

1001 Mercer Street, Princeton, West Virginia               24740-5909
  (Address of principal executive offices)                 (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1999.

               $153,896,699 based on the sales price at that date
                           Common Stock, $1 par value

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 19, 1999.

                      Common Stock, $1 par value- 7,019,123
                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Bancshares, Inc. 1998 Annual Report to Security Holders are incorporated by reference in Part I and II hereof.

Portions of the First Community Bancshares, Inc. 1998 Annual Proxy Statement are incorporated by reference in Part III hereof.

Form 10-K Information


Table of Contents
1998 Form 10-K Annual Report

                                                                                                                            Page
Part I

Item   1.  Business......................................................................................................     3
Item   2.  Properties....................................................................................................    15
Item   3.  Legal Proceedings.............................................................................................    16
Item   4.  Submission of Matters to a Vote of Security Holders...........................................................    17

Part II

Item   5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................................    18
Item   6.  Selected Financial Data.......................................................................................    18
Item   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    18
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk....................................................    19
Item   8.  Financial Statements and Supplementary Data...................................................................    20
Item   9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................    21

Part III

Item  10.  Directors and Executive Officers of the Registrant............................................................    21
Item  11.  Executive Compensation........................................................................................    21
Item  12.  Security Ownership of Certain Beneficial Owners and Management................................................    21
Item  13.  Certain Relationships and Related Transactions................................................................    21

Part IV.

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................................    21
           Signatures....................................................................................................    23

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

On December 29, 1995, FCBI reorganized its existing bank subsidiary, First Community Bank, Inc., Princeton, West Virginia, by splitting it into two separate banks. This was accomplished by chartering a second, affiliated, Federal Deposit Insurance Corporation (FDIC) insured state commercial bank formed through the acquisition of assets and assumption of the liabilities of six of First Community Bank, Inc.'s operating divisions and branches located within Mercer County, West Virginia. This new bank, First Community Bank of Mercer County, Inc., headquartered in Princeton, West Virginia, consists of six divisions with offices in Princeton, Bluefield, and Bluewell, as well as the Credit Card Division, Trust Division, and Corporate/Administrative Division. The main office of the reorganized First Community Bank, Inc., was relocated to Buckhannon, West Virginia.

At the close of business on July 3, 1996, FCBI acquired Citizens Bank of Tazewell (Citizens), headquartered in Tazewell, Virginia. Pursuant to the Agreement and Plan of merger, FCBI exchanged 3.51 shares of its common stock for each share of Citizen's common stock. Accordingly, 263,159 shares of FCFT, Inc. common stock were issued to holders of Citizens common stock. The merger was accounted for under the pooling of interests method. Accordingly, all financial reporting periods presented have been restated to properly reflect this business combination. Subsequent to the merger, Citizens operates as a wholly owned subsidiary of FCBI. On June 2, 1997, the corporate name of Citizens was changed to First Community Bank of Southwest Virginia, Inc. (FCB SWV, Inc.).

At the close of business on September 26, 1996, First Community Bank, Inc. acquired the Grafton and Rowlesburg, West Virginia branches of Huntington National Bank West Virginia. The acquisition of these branches added approximately $21 million in deposits. The intangible value of this transaction totaled approximately $1 million that is being amortized over a 15-year period. This acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated results in periods after September 26, 1996 include the operations of the Grafton and Rowlesburg branches only from the date of acquisition.

On April 9, 1997, FCBI acquired 100% of the common stock of Blue Ridge Bank (Blue Ridge), headquartered in Sparta, North Carolina. Blue Ridge, a $105 million state-chartered bank, with offices located in Sparta, Elkin, Hays and Taylorsville, North Carolina. Pursuant to the Agreement and Plan of merger, FCBI exchanged cash of $19.50 for each of Blue Ridge's 1,212,148 common shares. In conjunction with the acquisition, Blue Ridge cancelled outstanding stock options through the payment of $727,948 representing the difference between $19.50 and the respective option prices. Total consideration including the payment for cancellation of the options was $24.7 million and resulted in an intangible asset of approximately $13.2 million, which is being amortized over a 15-year period. The acquisition was partially funded with loan proceeds of $11.5 million that the Company borrowed from an outside source. The loan agreement has certain covenants that may restrict the payment of dividends to stockholders in the event of default along with other customary borrowing provisions. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Blue Ridge are included in consolidated results of FCBI from the date of acquisition. Subsequent to the merger, Blue Ridge operates as a wholly owned subsidiary of FCBI.

First Community Bank of Southwest Virginia, the Virginia subsidiary of First Community Bancshares, Inc., opened a de novo branch in Wytheville, Virginia, located at 910 E. Main Street on August 1, 1997.

In September 1997, FCB-SWV, Inc. acquired three branches from First Virginia Banks and Premier Bankshares. The branches located in Fort Chiswell, Pound and Clintwood, Virginia had total deposits of $43,864,000 at the date of the branch acquisition. The intangible value of this transaction was approximately $4.6 million that is being amortized over a 15-year period.

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

First Community Bank of Mercer County, Inc.
-------------------------------------------

First Community Bank of Mercer County, Inc. (FCB, Mercer) is a state-chartered bank organized under the banking laws of the State of West Virginia. FCB, Mercer engages in general commercial and retail banking business in Mercer County, West Virginia. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCB, Mercer also provides trust services and its deposits are insured by the FDIC. FCB, Mercer is a member of the Federal Reserve System and is a member of the Federal Home Loan Bank
(FHLB) of Pittsburgh.

First Community Bank, Inc.
--------------------------

First Community Bank, Inc. (FCB, Inc.) is a state-chartered bank organized under the banking laws of the State of West Virginia. FCB, Inc. engages in general commercial and retail banking business in Upshur, Wyoming, Taylor, Nicholas, Preston, Logan, and Webster Counties, West Virginia. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCB, Inc. deposits are insured by the FDIC. FCB, Inc. is a member of the Federal Reserve System and is a member of the FHLB of Pittsburgh.

First Community Bank of Southwest Virginia, Inc.
------------------------------------------------

First Community Bank of Southwest Virginia, Inc. (FCB-SWV), formerly Citizens Bank of Tazewell, Inc. is a state-chartered bank organized under the banking laws of the State of Virginia. FCB-SWV, Inc. engages in general commercial and retail banking business in Dickenson, Tazewell, Wise and Wythe counties in Southwest Virginia. It provides safe deposit services and makes all types of loans including commercial, mortgage and personal loans. FCB-SWV, Inc. deposits are insured by the FDIC. FCB-SWV, Inc. is a member of the Federal Reserve System.

Blue Ridge Bank
---------------

Blue Ridge Bank (Blue Ridge) is a state-chartered bank organized under the laws of the state of North Carolina. Blue Ridge engages in general commercial and retail banking business in Alexander, Alleghany, Surry and Wilkes counties in North Central North Carolina. It provides safe deposit services and makes all types of loans including commercial, mortgage and personal loans. Blue Ridge deposits are insured by the FDIC. Blue Ridge is a member of the Federal Reserve System.

Pending Mergers
---------------

Early in 1999, the Company and its four subsidiary banks entered into an Agreement to Merge which provides for the merger of the four banks into a single national bank under the charter of First Community Bank, Inc. which will be converted to a national association as part of the reorganization (pending the regulatory approval of the Comptroller of the Currency). From the effective date of the merger (expected completion on April 30, 1999), all banking operations will be conducted under the charter and title of First Community Bank, N.A., a national association supervised by the Comptroller of the Currency.

Lending Activities
------------------

The Company's banking subsidiaries generate revenues primarily through the investment of borrowed and deposited funds in earning assets. These assets are comprised of securities available for sale, investment securities, short-term investment vehicles and loans to businesses and individuals. Average loans represent approximately 67% of average earning assets and present a greater level of credit risk to the Company when contrasted with investment securities.

The principal lending activities of the banks are concentrated primarily within its market areas in West Virginia and the surrounding mid-Atlantic area. These are areas with which bank personnel are most acquainted and are within reasonable distances of the banks which allows for timely communications with customers as well as periodic inspections of collateral.

Loan portfolios total $611.5 million at December 31, 1998 and are comprised of commercial, real estate and consumer loans including credit cards and home equity loans. Commercial and commercial real estate loans comprise 40.5% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial and commercial and service companies that include but are not limited to, coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Underwriting standards require a comprehensive review and independent evaluation of virtually all commercial loans by Credit Administration and Discount Committees prior to approval with updates to these credit reviews performed periodically on a quarterly or annual basis depending on the size of the loan relationship.

Real estate mortgage loans comprise 37.3% of the total loan portfolio. Mortgage loans to consumers are secured primarily by first lien deeds of trust. These loans generally do not exceed an 80% loan to value ratio at the loan origination date and are considered to contain normal risk. Loans in the real estate mortgage category have historically yielded the lowest loss ratio of all loan types.

Consumer loans comprise 20.6% of the total loan portfolio. Collateral for these loans include automobiles, boats, recreational vehicles, and other personal property. Personal loans, home equity loans and unsecured credit card receivables are also included as consumer loans. Historically, losses on these types of loans have been minimal; however, indirect lending through various automobile dealerships in 1996 and 1997 led to a significant increase in consumer loan charge-offs in 1997 and 1998. During 1998, $14 million in credit card revolving loan accounts were sold from the loan portfolio. This sale represented substantially all credit card loans held by the Bank.

The average yield on a tax equivalent basis on all loans in 1998 was 9.70% and average loans expressed as a percentage of average deposits were 74% in 1998. This percentage represents a lower average level of outstanding loans when compared with historical loan to deposit ratios of 81% in 1997 and 84% in 1996.

Employees
---------

The Registrant and its subsidiaries had 505 employees at December 31, 1998. Management considers employee relations to be excellent.

Competition
-----------

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

Principal competition for the banking subsidiaries is provided by other local and regional commercial banking companies as well as Thrift Institutions, Credit Unions and investment brokerage firms. Other non-bank organizations including regional and national mortgage origination firms and manufacturer captive credit corporations also provide competition for residential real estate loans and consumer loans.

Supervision and Regulation
--------------------------

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

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the Federal Reserve Board is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate-income neighborhoods. Further, such assessment is also required of any bank holding company which has applied to (i) charter a National bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On July 1, 1995, the federal bank regulators amended the CRA regulations to simplify enforcement of the CRA by substituting the prior twelve assessment categories with three performance categories for use in calculating CRA ratings. The federal bank regulators will evaluate banks under the lending, investment, and service tests. Additional data collection and reporting requirements are imposed on institutions which accept mortgage loan applications within metropolitan statistical areas.

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

In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was passed. This legislation significantly changes the laws governing interstate banking. Beginning on September 29, 1995, bank holding companies could acquire banks located in any state, despite former prohibitive state statutes, subject to certain conditions. Beginning on June 1, 1997, banks were allowed to merge or consolidate on an interstate basis. States may elect to "opt-out" of this provision by expressly prohibiting interstate bank mergers. This Act also permits banks to branch into other states on a de novo basis provided that the state has enacted a law that permits de novo interstate branch banking.

The banking subsidiaries of the Registrant are subject to certain restrictions by regulatory bodies which limit the amounts and the manner in which it may loan funds to the Registrant. The banks are further subject to restrictions on the amount of dividends that can be paid to the Registrant in any one calendar year without prior approval by primary regulators. Payment of dividends by the subsidiary banks to the Registrant cannot exceed net profits, as defined, for the current year combined with net profits for the two preceding years. In addition, any distribution that might reduce the bank's equity capital to unsafe levels or which, in the opinion of regulatory agencies, or is not in the best interests of the public, could be prohibited. ( For additional information concerning these restrictions, see Note 14 of the Notes to Consolidated Financial Statements incorporated by reference in Part II of this report.)

Governmental Monetary Policies and Economic Controls
----------------------------------------------------

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

     A. & B. AVERAGE BALANCE SHEETS--NET INTEREST INCOME ANALYSIS

(Amounts in Thousands, except %)
                                              1998                            1997                            1996
                                              ----                            ----                            ----
                                 AVERAGE    INTEREST  YIELD/RATE  AVERAGE   INTEREST  YIELD/RATE  AVERAGE   INTEREST  YIELD/RATE
                                 BALANCE      (1)        (1)      BALANCE     (1)        (1)      BALANCE     (1)         (1)
                                 -------      ---        ---      -------     ---        ---      -------     ---         ---
Earning Assets:
Loans (2)
    Taxable                    $  634,342   $61,355      9.67%   $601,492   $58,676      9.76%   $507,554   $49,443      9.74%
    Tax-Exempt                     13,425     1,490     11.10%     15,993     1,657     10.36%     15,401     1,708     11.09%
                               ----------   -------     ------   --------   -------     ------   --------   -------     ------
    Total                         647,767    62,845      9.70%    617,485    60,333      9.77%    522,955    51,151      9.78%
Reserve for Loan
   Losses                         (11,731)                         (9,770)                         (8,797)
                               ----------   -------     ------   --------   -------     ------   --------   -------     ------
    Net Total                     636,036    62,845      9.88%    607,715    60,333      9.93%    514,158    51,151      9.95%
Securities Available For
    Sale:
    Taxable                       121,704     7,750      6.37%    122,326     8,226      6.72%    104,112     6,690      6.43%
    Tax-Exempt                     26,056     2,015      7.73%     17,162     1,388      8.09%     15,472     1,333      8.61%
                               ----------   -------     ------   --------   -------     ------   --------    ------     ------
    Total                         147,760     9,765      6.61%    139,488     9,614      6.89%    119,584     8,023      6.71%
Investment Securities:
    Taxable                        20,221     1,307      6.46%     45,581     2,820      6.19%     65,857     4,233      6.43%
    Tax-Exempt                     74,766     6,036      8.07%     59,547     4,830      8.11%     47,026     3,776      8.03%
                               ----------   -------     ------   --------   -------     ------   --------   -------     ------
     Total                         94,987     7,343      7.73%    105,128     7,650      7.28%    112,883     8,009      7.09%
Interest-Bearing
    Deposits                       56,136     3,007      5.36%        418        44     10.53%        750        28      3.73%
Federal Funds Sold                 29,628     1,593      5.38%     17,127       949      5.54%      2,188       117      5.35%
                               ----------   -------     ------   --------   -------     ------   --------   -------     ------
    Total Earning Assets          964,547    84,553      8.77%    869,876    78,590      9.03%    749,563    67,328      8.98%
Other Assets                       93,984                          79,604                          54,758
                               ----------   -------     ------   --------   -------     ------   --------   -------     ------
     Total                     $1,058,531                        $949,480                        $804,321
                               ==========                        ========                        ========
Interest-Bearing
    Liabilities:
Demand Deposits                $  134,195     3,732      2.78%   $111,177     3,064      2.76%   $ 92,857     2,519      2.71%
Savings Deposits                  150,749     4,452      2.95%    141,827     4,350      3.07%    134,178     4,150      3.09%
Time Deposits                     474,263    26,196      5.52%    406,208    21,359      5.26%    313,899    16,501      5.26%
Short-Term Borrowings              51,457     2,288      4.45%     59,462     2,623      4.41%     64,933     2,886      4.44%
Long-Term Borrowings               23,468     1,459      6.22%     22,654     1,494      6.59%     15,130       877      5.80%
                               ----------   -------     ------   --------   -------     ------   --------   -------     ------
     Total Interest-Bearing
     Liabilities                  834,132    38,127      4.57%    741,328    32,890      4.43%    620,997    26,933      4.34%
                                            -------     ------              -------     ------              -------     ------

Demand Deposits                   111,565                         100,158                          84,265
Other Liabilities                  12,236                          13,955                          13,465
Stockholders' Equity              100,598                          94,039                          85,594
                               ----------                        --------                        --------
     Total                     $1,058,531                        $949,480                        $804,321
                               ==========                        ========                        ========
Net Interest Income                         $46,426                         $45,700                         $40,395
                                            =======                         =======                         =======

Net Interest Rate Spread (3)                             4.20%                           4.60%                           4.64%
                                                         =====                           =====                           =====

Net Interest Margin (4)                                  4.81%                           5.25%                           5.39%
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

     C. RATE AND VOLUME ANALYSIS OF INTEREST (1)

(Amounts in Thousands)
                                          1998 Compared to 1997                1997 Compared to 1996
                                        Increase/(Decrease) due to           Increase/(Decrease) due to
                                        --------------------------           --------------------------
                                       Volume       Rate       Total       Volume       Rate        Total
                                       ------       ----       -----       ------       ----        -----
Interest Earned On:
    Loans                             $  2,902    $   (390)   $  2,512    $  9,228    $    (46)   $  9,182
    Investment securities available
       for sale                            649        (498)        151       1,353         238       1,591
    Investment securities
       held to maturity                   (405)         98        (307)       (245)       (114)       (359)
    Interest bearing deposits
       with other banks                  2,995         (32)      2,963         (17)         33          16
    Federal funds sold                     673         (29)        644         828           4         832
                                      --------    --------    --------    --------    --------    --------
Total interest earning
     assets                              6,814        (851)      5,963      11,147         115      11,262
                                      --------    --------    --------    --------    --------    --------
Interest Paid On:
    Demand deposits                        640          28         668         504          41         545
    Savings deposits                       267        (165)        102         235         (35)        200
    Time deposits                        3,718       1,119       4,837       4,854           4       4,858
    Short-term borrowings                 (356)         31        (325)       (241)        (22)       (263)
    Long-term debt                          53         (98)        (45)        483         134         617
                                      --------    --------    --------    --------    --------    --------
Total interest bearing
    liabilities                          4,322         915       5,237       5,835         122       5,957
                                      --------    --------    --------    --------    --------    --------
Change in net interest
    income                            $  2,492    $ (1,766)   $    726    $  5,312    $     (7)   $  5,305
                                      ========    ========    ========    ========    ========    ========

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


II. INVESTMENT PORTFOLIO

     A. Amortized Cost of Investment Securities Held to Maturity:

                                                     December 31
                                                     -----------
(Amounts in Thousands)                        1998       1997       1996
                                              ----       ----       ----
U.S. Treasury securities                    $    100   $  4,098   $  8,247
U.S. Government agencies and corporations      7,546     26,377     43,494
States and political subdivisions             75,009     77,641     47,532
Other securities                               1,361      1,058      1,055
                                            --------   --------   --------
                                            $ 84,016   $109,174   $100,328
                                            ========   ========   ========

         Market Value of Securities Available for Sale:

                                                     December 31
                                                     -----------
(Amounts in Thousands)                        1998       1997       1996
                                              ----       ----       ----
U.S. Treasury securities                    $     --   $     --   $  1,005
U.S. Government agencies and corporations    119,508    132,746    110,967
States and political subdivisions             37,343     22,576     16,037
Other securities                              36,343      6,473      8,104
                                            --------   --------   --------
                                            $193,194   $161,795   $136,113
                                            ========   ========   ========

     B. Maturity and Yields

The required information is incorporated by reference to pages 33 and 34 of the 1998 Annual Report.

     C. There are no issues included in obligations of states and political subdivisions or other securities which exceed ten percent of stockholders' equity.


III. LOAN PORTFOLIO

     A. Loan Summary

                                                             December 31
                                                             -----------
(Amounts in Thousands)                     1998       1997       1996       1995       1994
                                           ----       ----       ----       ----       ----
Commercial, Financial and Agricultural   $ 77,233   $ 82,445   $ 79,278   $ 71,441   $ 61,691
Real Estate- Commercial                   170,683    202,625    166,787    152,579    129,672
Real Estate- Construction                   8,988      9,612     10,589      5,608      2,406
Real Estate- Residential                  228,540    227,465    171,455    155,282    143,350
Consumer                                  127,169    151,429    120,720    100,843     84,453
Other                                         894      1,185        552        519        501
                                         --------   --------   --------   --------   --------
      Total                               613,507    674,761    549,381    486,272    422,073
Less: Unearned Income                       2,014      2,944      1,678      1,121        883
                                         --------   --------   --------   --------   --------
                                          611,493    671,817    547,703    485,151    421,190
Less: Reserve for Loan
         Losses                            11,404     11,406      8,987      8,321      8,479
                                         --------   --------   --------   --------   --------
         Net Loans                       $600,089   $660,411   $538,716   $476,830   $412,711
                                         ========   ========   ========   ========   ========

     B. Maturities and Rate Sensitivity of Loan Portfolio at December 31, 1998:

                                               Remaining Maturities
                                               --------------------
(Amounts in Thousands)
                                          Over One      Over
                              One Year    Year to       Five
                              and Less   Five Years     Years      Total      Percent
                              --------   ----------     -----      -----      -------
Commercial, Financial and
    Agricultural              $ 42,480    $ 15,788    $ 18,965    $ 77,233     12.63%

Real Estate- Commercial         44,516      45,041      81,112     170,669     27.91%

Real Estate- Construction        2,623         428       5,937       8,988      1.47%

Real Estate- Mortgage           28,479      48,432     151,307     228,218     37.32%

Consumer                        22,827      49,040      53,624     125,491     20.52%

Other                              648         153          93         894      0.15%
                              --------    --------    --------    --------    -------
                              $141,573    $158,882    $311,038    $611,493    100.00%
                              ========    ========    ========    ========    =======
Rate Sensitivity:
Pre-determined Rate           $ 89,116    $117,367    $257,540    $464,023     75.88%
Floating or Adjustable Rate     52,457      41,515      53,498     147,470     24.12%
                              --------    --------    --------    --------    -------
                              $141,573    $158,882    $311,038    $611,493    100.00%
                              ========    ========    ========    ========    =======
                                23.15%      25.98%      50.87%     100.00%
                              ========    ========    ========    ========

     C. Risk Elements. The required information for risk elements is included below and incorporated by reference to pages 17 through 19 of the 1998 Annual Report.

Nonperforming Assets:
                                                                December 31
                                                                -----------
(Amounts in Thousands)                        1998       1997       1996       1995       1994
                                              ----       ----       ----       ----       ----
Non-accruing Loans                           $7,763     $9,988     $5,476     $4,371     $6,909
Loans Past Due Over 90 Days                     377      4,391        780        673        968
Restructured Loans Per-
   forming in Accordance
   With Modified Terms                          509        534        401        440        640
Gross Interest Income Which
   Would Have Been Recorded
   Under Original Terms of
   Non-Accruing and Re-
   Structured Loans                             607
Actual Interest Income During the Period        231
Commitments to Lend
   Additional Funds on Non-Performing Assets     --

Management believes that the extent of problem loans at December 31, 1998 is disclosed as non-performing assets or delinquent loans in the preceding charts. However, there can be no assurance that future circumstances, such as further erosion of economic conditions and the related potential effect that such erosion may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management believes that the non-performing asset carrying values will be substantially recoverable, taking into consideration the adequacy of the applicable collateral and, in certain cases, partial write-downs which have been taken and allowances that have been established.

It is the Registrant's policy to discontinue the accrual of interest on loans based on their payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest is normally discontinued when a loan becomes 90 days past due as to principal or interest.

At December 31, 1998, and at the date of this report, the Company does not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans, net of unearned income.

The Company has no significant concentrations of credit risk other than geographic concentrations. Most loans in the current portfolio are made and collateralized in West Virginia and the surrounding mid-Atlantic area. Although portions of the West Virginia economy are closely related to coal and timber, they are supplemented by service industries. The current economies of the Company's markets are relatively stable and are not seen as highly subject to volatile economic change.

The following table presents the Company's investment in loans considered to be impaired:

                                                                  December 31
                                                                  -----------
                                                         1998                       1997
(Amounts in thousands)                                   ----                       ----
Commercial, financial and agricultural                 $5,112                     $6,800
Real estate-mortgage                                      154                        708
                                                       ------                     ------
Total investment in loans considered to be impaired    $5,266                     $7,508
                                                        =====                      =====

Under SFAS No. 114, the allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A. 1. Summary of Loan Loss Experience:

                                                                         Years Ended December 31
                                                                         -----------------------
(Amounts in Thousands, Except Percent Data)                  1998       1997       1996       1995       1994
                                                             ----       ----       ----       ----       ----
Balance of reserve at beginning of period ..............   $11,406    $ 8,987    $ 8,321    $ 8,479    $ 9,568
Reserve of subsidiaries at date of acquisition .........        --      1,981         --         --         --
Charge-offs:
    Commercial, financial and agricultural .............     3,602      2,052        369      1,875      2,237
    Real estate- residential ...........................       367        385        275        109        163
    Installment ........................................     3,019      2,761      1,537        899        963
                                                           -------    -------    -------    -------    -------
        Total Charge-offs ..............................     6,988      5,198      2,181      2,883      3,363
                                                           -------    -------    -------    -------    -------
Recoveries:
    Commercial, financial and agricultural .............       190        130        249        126         83
    Real estate-residential ............................        31         31         26         35          7
    Installment ........................................       515        512        299        329        420
                                                           -------    -------    -------    -------    -------
        Total Recoveries ...............................       736        673        574        490        510
                                                           -------    -------    -------    -------    -------
Net charge-offs ........................................     6,252      4,525      1,607      2,393      2,853
Provision charged to operations ........................     6,250      4,963      2,273      2,235      1,764
                                                           -------    -------    -------    -------    -------
Balance of reserve at end of period ....................   $11,404    $11,406    $ 8,987    $ 8,321    $ 8,479
                                                           =======    =======    =======    =======    =======
Ratio of net charge-offs to average loans outstanding...       .97%       .73%       .31%       .54%       .70%
                                                           =======    =======    =======    =======    =======
Ratio of reserve to total loans outstanding ............      1.86%      1.70%      1.64%      1.72%      2.01%
                                                           =======    =======    =======    =======    =======

     A. 2. The required information is incorporated by reference to page 18 of the 1998 Annual Report.

     B. Allocation of Reserve for Loan Losses:

(Amounts in Thousands, Except Percent Data)                           December 31
                                                                      -----------
                                1998                1997                 1996                 1995                 1994
                         ----------------    -----------------    -----------------    -----------------    -----------------
Commercial, Financial
    and Agricultural    $ 4,054       40%    $ 4,795       42%    $ 3,167       45%    $ 3,465       46%    $ 3,327       45%

Real Estate- Mortgage     2,297       39%      2,819       35%      1,956       33%      1,751       33%        747       35%

Consumer                  1,378       21%      1,979       23%      1,567       22%      1,280       21%      1,099       20%

Unallocated               3,675      N/A       1,813      N/A       2,297      N/A       1,825      N/A       3,306      N/A
                        -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
    Total               $11,404      100%    $11,406      100%    $ 8,987      100%    $ 8,321      100%    $ 8,479      100%
                        =======   =======    =======   =======    =======   =======    =======   =======    =======   =======

The percentages in the table above represent the percent of loans in each category of total loans.


V. DEPOSITS

     A. The required information for average deposits and rates paid by type is included on page 7 of this report.

     B. Not applicable.

     C. Not applicable.

     D. The required information is incorporated by reference to page 37 of the 1998 Annual Report and as follows:

Maturities of Time Deposits of $100,000 or more

(Amounts in Thousands)
                                                  1998
                                                  ----
Three months or less ....................      $ 37,656

Over Three to Six Months ................        21,245

Over Six to Twelve Months................        25,877

Over Twelve Months ......................        28,574
                                               --------
      Total                                    $113,352
                                               ========

     E. Not applicable.

VI. RETURN ON EQUITY AND ASSETS

     A. The required information is incorporated by reference to page 12 of the 1998 Annual Report.

VII.  SHORT-TERM BORROWINGS

     A. Securities Sold Under Agreements to Repurchase and Other Short-Term
        Borrowings:

The Company uses various short-term funding sources including term repurchase agreements, customer repurchase agreements and Federal funds purchased. The Company's short-term borrowings and rates paid are summarized as follows (Amounts in Thousands, Except Percent Data):

                                1998                         1997                        1996
                                ----                         ----                        ----
                          Amount      Rate              Amount     Rate             Amount    Rate
                          ------      ----              ------     ----             ------    ----
At year-end              $47,680      3.97%            $55,056     4.28%           $53,031    4.02%
Average during year       51,457      4.45%             59,462     4.41%            64,933    4.44%
Maximum month-end
    balance               55,755                        63,782                      54,833


     B. Long-Term Advances From the Federal Home Loan Bank (FHLB) and Long-Term Debt

Two subsidiaries of the Company are members of the FHLB and as such have the ability to obtain advances from the FHLB. The Company had long-term advances from the FHLB ( original maturities in excess of one year) of $10 million with a weighted average rate of 6.01% at December 31, 1998 and $15 million with a weighted average rate of 5.83% at December 31, 1997. The advances from the FHLB are secured by certain qualifying first mortgage loans, stock in the FHLB, mortgage-backed securities and certain other investment securities.

ITEM 2. PROPERTIES

FIRST COMMUNITY BANK OF MERCER COUNTY, INC.

The offices of the Registrant are located within First Community Bank of Mercer County, Inc. at 1001 Mercer Street, Princeton, West Virginia. Principal properties owned by the subsidiary banks primarily consist of modern office facilities described as follows:

Princeton- Two-story, 30,000 square foot banking offices with detached drive-up/walk-in facility in Princeton, West Virginia, completed in 1976; Pine Plaza branch office with drive-up located in Princeton, West Virginia, constructed in 1986 on leased land with initial lease term plus renewal options totaling twenty years; moveable, modular branch office with drive-up/walk-in located in Matoaka, West Virginia, constructed in 1983 on leased land. Seven (7) automated teller machines located throughout Mercer County.

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

Green Valley- Two-story, 6,000 square foot banking office with drive-up located in Green Valley, West Virginia, constructed in 1978. Branch office leased in Mercer Mall; one walk-up automated teller machine located on premises.

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

Taylor County- Two-story banking offices with an attached drive-up/walk-up facility located in Grafton, West Virginia, constructed in 1966; one automated teller machine; one-story, 1,200 square foot banking offices with an attached drive-up facility, located in the Blueville area of Grafton, West Virginia, constructed in 1968.

Nicholas County- Two story banking offices and office addition with drive-up located in Richwood, West Virginia; off-premises facility with drive-up located in Richwood, West Virginia, constructed in 1977 on leased land; one and one-half story branch office with drive-up located in Summersville, West Virginia, constructed in 1984; one story branch office with an adjoining drive-up located in Craigsville, West Virginia, constructed in 1985; three automated teller machines.

Webster County- Branch office with drive-up located in Cowen, West Virginia, constructed in 1988.

Preston County- One-story, 4,000 square foot banking offices with an attached drive-up facility located in Rowlesburg, West Virginia, constructed in the early 1920's and remodeled in 1981.

Logan County- Two and one-half story banking facility with attached two-lane drive-up located in Man, West Virginia, constructed in 1976 with additional levels added in 1981; separate mini-bank facility with four drive-thru lanes; banking sales center located inside the Wal-Mart Supercenter in Logan, West Virginia; one automated teller machine.

FIRST COMMUNITY BANK OF SOUTHWEST VIRGINIA, INC.

Tazewell County- Bi-level, 6,500 square foot banking offices with attached drive-up facility and one automated teller machine located in Tazewell, Virginia, constructed in 1978, remodeled in 1981 and 1995; one-story, 2,500 square foot banking offices with an attached drive-up facility, located in Richlands, Virginia, constructed in 1989 and remodeled in 1995.

Dickenson County- Two story bank building with attached drive-up constructed in 1973 located in Clintwood, Virginia.

Wythe County- One story bank building with attached two-lane drive-up and one automated teller machine located in Fort Chiswell, Virginia, constructed in 1962, additions in 1984 and completely remodeled in 1994; a leased one story banking facility with walk-up automated teller machine and two-lane drive-up remodeled in 1997, located in Wytheville, Virginia.

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

ITEM 3. LEGAL PROCEEDINGS

The Registrant and its subsidiaries (the Company) are plaintiffs and defendants in lawsuits arising out of the normal course of business, in which claims for monetary damages are asserted. Management, after consulting with legal counsel handling the respective matters, is of the opinion that the ultimate outcome of such pending actions will not have a material effect on the consolidated results of operations or financial condition of the Registrant. Following is a summary of significant proceedings along with recent developments, where applicable.

In August 1997, the Company was named as a defendant in a suit styled Ann Tierney Smith, as Executrix of the Estate of Katharine B. Tierney, Ann Barclay Smith and Laurence E. Tierney Smith, Plaintiffs vs. FCFT, Inc., First Community Bank, Inc., Gentry, Locke, Rakes & Moore, and W. William Gust, Defendants, Civil Action No. 97-CV-408-K, seeking to overturn the establishment of a private foundation for which the Company's Trust and Financial Services Division serves as Trustee. The suit filed by heirs of the Foundation donor, seeks a total of $6 million in compensatory and punitive damages as well as the termination of the Foundation. The Company and Trustee believe the creation and the operation of the Foundation represent the intent and will of the donor, accordingly, the Company has entered a vigorous defense of this suit and the continuation of the foundation's purpose. On October 15, 1998, the plaintiffs in the matter filed a motion for summary judgment. In a hearing on this motion, the Court requested that the Company, as defendant, file a motion for summary dismissal. The motion for summary dismissal was filed with the Court on January 14, 1999, and in a subsequent ruling, the Court partially granted the bank's motion for summary judgment finding no wrongdoing by the bank in its discretionary use of principal in this matter. The plaintiffs subsequently filed a motion requesting that the court's order dismissing a portion of the case be amended to allow the plaintiff to immediately appeal the decision to the State Supreme Court. No ruling on this motion has been made as of this report. Both management and the Company's legal counsel are of the opinion that the remainder of this suit is without merit and will be successfully defended with no material adverse impact on the Company's financial condition or results of operations.

Civil suit number CAN-97-C-171 styled James A. Sill d/b/a Sill Trucking vs. First Community Bank, Inc. and Carla Elder and Robert Williams was filed on October 15, 1998 alleging the Company aided a customer in converting checks payable to the company for payment on loan accounts of the co-defendants. The plaintiff claims to have purchased rolling stock from co-defendants pursuant to an oral contract. The suit seeks $150,000 in compensatory and punitive damages. The Company has no knowledge of arrangements between the two plaintiffs and was not a party to the oral contract. The Company has filed an answer to this suit denying the allegations against the Company and intends to vigorously defend this matter. No material adverse impact on the Company's financial condition or results of operations is expected as a result of this litigation.

Civil Action No. 82-C-610, styled Rhondal L. Toler, et al, vs. Castle Rock Bank of Pineville, filed on December 2, 1982 in the Circuit Court of Wyoming County, West Virginia, was reported in the 1997 Annual Report on Form 10-K. In this action, Rhondal L. and Annette Toler and Vern and Henrietta Ellison, Plaintiffs, claimed that former representatives of a subsidiary of the Registrant misrepresented the condition of a company at the time the Plaintiffs borrowed money to purchase the company. The Company filed an answer denying all pertinent allegations made by the Plaintiffs and additionally filed a counterclaim seeking $322,000 plus costs. This case was dismissed in 1996 due to its prolonged existence on the Court docket and the Plaintiff's failure to prosecute. The Plaintiff has filed a motion to reinstate this matter. Ruling on this motion has not been made as of the date of this report.

Additionally, the Company is also subject to certain asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these claims and unasserted potential claims will not have a material adverse affect on the Company's financial position or results of operations and, due to the relative smaller amounts of claims where damages are sought and/or based upon the Company's evaluation, these matters have not been included in this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Market Price of Common Stock
----------------------------

The common stock of First Community Bancshares, Inc. is traded over-the-counter and is quoted on the NASDAQ (Level III) Electronic Billboard. The following table shows the approximate high and low bids as known to the Company or reported by local brokers for each quarter in 1997 and 1998. Also, presented below is the book value and cash dividends paid per share as of and for each quarter of 1997 and 1998. The number of common stockholders of record on December 31, 1998 was 2,149 and outstanding shares totaled 7,014,042.

                                Bid                  Book Value    Cash Dividends
1997                  High             Low            Per Share       Per Share
----                  ----             ---            ---------       ---------
First Quarter         $23.68           $21.76          $12.83           $ .22
Second Quarter         26.40            22.60           13.30             .25
Third Quarter          28.90            25.40           13.58             .25
Fourth Quarter         32.00            26.20           13.85             .32
                                                                        -----
                                                                        $1.04
                                                                        =====

1998
----
First Quarter         $29.60           $24.48          $14.18           $ .25
Second Quarter         43.00            36.00           14.01             .25
Third Quarter          42.75            31.00           14.35             .25
Fourth Quarter         33.75            26.50           14.50             .30
                                                                        -----
                                                                        $1.05
                                                                        =====


The holders of shares of common stock of the Company are entitled to such dividends as the Board of Directors, in its discretion, may declare out of funds legally available thereof. On March 16, 1999 a five for four stock split in the form of a 25% stock dividend was declared and will be distributed to stockholders of record on March 31, 1999.

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

The Company's ability to pay dividends to its shareholders depends to a large extent upon the dividends the Company receives from its subsidiaries. Dividends paid by its banking subsidiaries are subject to restrictions under various Federal banking laws. In addition, the banking subsidiaries must maintain certain capital levels which may restrict their ability to pay dividends to the Company. As of December 31, 1998, the net profits available for distribution to the shareholders as dividends without regulatory approval were approximately $1.5 million; however the regulators of the banking subsidiaries could administratively impose stricter limits on the ability of the banking subsidiaries to distribute net profits to the Company.

ITEM 6. SELECTED FINANCIAL DATA

The required information is incorporated by reference to page 12 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required information is incorporated by reference to pages 10 through 22 of the 1998 Annual Report.

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

The Bank seeks to control its interest rate risk (IRR) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the bank performs quarterly simulations of NII using financial models which project NII through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management's estimate of yields attained in those future rate environments and rates which will be paid on various deposit instruments and borrowings.

The following table summarizes the impact on NII and the Market Value of Equity
(MVE) as of December 31, 1998 and 1997, respectively, of immediate and sustained rate shocks in the interest rate environment of plus and minus 100, 200, 300 and 400 basis points from the flat rate simulation. The table depicts the impact of these charges over a twelve month period.

                                                   1998
-----------------------------------------------------------------------------------------------------
Change in                                                             Market
Interest Rates             Net Interest             %                 Value of                  %
(Basis Points)             Income                 Change              Equity                 Change
--------------             ------                 ------              ------                 ------
400                        40,553.2                -7.8              66,179.6                 -38.9
300                        42,404.3                -3.5              79,027.9                 -27.1
200                        43,698.5                -0.6              89,626.2                 -17.3
100                        43,975.2                 0.3              99,119.2                  -8.5
-0-                        43,961.3                 0.0             108,354.2                   0.0
-100                       45,154.9                 2.7             118,235.6                   9.1
-200                       46,330.5                 5.4             128,938.6                  19.0
-300                       46,229.8                 5.2             140,663.2                  29.8
-400                       44,889.4                 2.1             153,564.1                  41.7

                                                   1997
-----------------------------------------------------------------------------------------------------
Change in                                                             Market
Interest Rates             Net Interest             %                 Value of                 %
(Basis Points)             Income                 Change              Equity                 Change
--------------             ------                 ------              ------                  -----
400                        32,290.6               -25.5              90,873.7                  -7.6
300                        35,086.1               -19.1              92,359.7                  -6.1
200                        37,862.7               -12.7              94,062.0                  -4.4
100                        40,620.2                -6.3              96,045.5                  -2.4
-0-                        43,358.8                 0.0              98,390.1                   0.0
-100                       46,079.4                 6.3             101,192.9                   2.8
-200                       48,781.8                12.5             104,572.5                   6.3
-300                       51,466.0                18.7             108,701.2                  10.5
-400                       54,132.2                24.8             113,982.1                  15.8

The preceding table which illustrates the prospective effects of hypothetical interest rate changes is based upon numerous assumptions, including relative and estimated levels of key interest rate factors. Management feels that this type of modeling technique, although useful, does not take into account all strategies which management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Additionally, management does not believe that a rate shock of the magnitude described is likely in the forecast period presented.

When comparing the impact of the rate shock analysis between 1998 and 1997, the 1998 changes in net interest income reflect a smaller fluctuation from the flat rate scenario. The reduction in the fluctuations is attributed to the increased life of the investment portfolio and the control measures taken in the fourth quarter of 1998 to reduce deposit cost. Conversely the impact of the analysis has a larger effect on the market value of equity due to increased portfolio terms negotiated in 1998 in order to achieve higher yields in the presence of the declining rate environment experienced in 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is incorporated by reference to pages 24 through 47 of the 1998 Annual Report and as follows:

FIRST COMMUNITY BANCSHARES, INC.
QUARTERLY EARNINGS SUMMARY (UNAUDITED)
Quarterly earnings for the years ended December 31, 1998 and 1997 are as follows
(in thousands):
                                                      1998
                                     --------------------------------------
                                     March 31   June 30   Sept 30    Dec 31
                                     --------   -------   -------    ------
Interest Income                       $20,655   $20,620   $20,330   $19,607
Interest Expense                        9,551     9,678     9,633     9,267
                                      -------   -------   -------   -------
Net interest income                    11,104    10,942    10,697    10,340
Provision for possible loan losses      1,287     3,789       749       425
Net interest income after provision
  for loan losses                       9,817     7,153     9,948     9,915
Other income                            3,259     2,452     3,100     2,372
Other expenses                          7,338     7,388     7,258     6,768
                                      -------   -------   -------   -------
Income before income taxes              5,738     2,217     5,790     5,519
Income taxes                            1,784       681     1,795     1,903
                                      -------   -------   -------   -------
Net income                            $ 3,954   $ 1,536   $ 3,995   $ 3,616
                                      =======   =======   =======   =======

Per share:
  Basic and diluted earnings          $   .56   $   .22   $   .57   $   .51
  Dividends                           $   .25   $   .25   $   .25   $   .30
Weighted average basic and
  diluted shares outstanding            7,063     7,049     7,032     7,019

                                                      1997
                                     --------------------------------------
                                     March 31   June 30   Sept 30    Dec 31
                                     --------   -------   -------    ------
Interest Income                       $16,546   $18,934   $19,512   $20,842
Interest Expense                        6,942     7,946     8,609     9,393
                                      -------   -------   -------   -------
Net interest income                     9,604    10,988    10,903    11,449
Provision for possible loan losses        630     1,087       736     2,510
Net interest income after provision
  for possible loan losses              8,974     9,901    10,167     8,939
Other income                            1,824     2,163     2,123     2,551
Other expenses                          5,441     5,975     7,305     5,951
                                      -------   -------   -------   -------
Income before income taxes              5,357     6,089     4,985     5,539
Income taxes                            1,660     1,950     1,598     1,668
                                      -------   -------   -------   -------
Net income                            $ 3,697   $ 4,139   $ 3,387   $ 3,871
                                      =======   =======   =======   =======

Per share:
  Basic earnings                      $  0.52   $  0.59   $  0.48   $  0.55
  Dividends                           $  0.22   $  0.25   $  0.25   $  0.32
Weighted average basic and
  diluted shares outstanding            7,063     7,063     7,063     7,064

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 3, 4, 5, and 6 of the Proxy Statement relating to the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to executive officers has been omitted in accordance with General Instruction G. Such information regarding executive officers appears on pages 6, 7, and 8 of the Proxy Statement relating to the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appearing on pages 7, 8, 9, and 10 of the Proxy Statement relating to the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appearing on page 6 of the Proxy Statement relating to the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information concerning certain relationships and related transactions have been omitted in accordance with General Instruction G. Such information appearing on pages 5 and 6 of the Proxy Statement relating to the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)  Financial Statements

              The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the independent Auditors' Report dated January 29, 1999 are incorporated by reference to pages 24 through 47 of the 1998 Annual Report which is included herein as Exhibit 13.

         (2)  Financial Statement Schedules

              All applicable financial statement schedules required by Regulation S-X are included in the Notes to Consolidated Financial Statements.

(b) No reports on Form 8-K were filed during the current year.

(c) Exhibits:

         (3)  Articles of Incorporation and Bylaws

              The Registrant's Articles of Incorporation and By-laws were previously filed as exhibits (3)(i) and (3)(ii), respectively, with the Annual Report on Form 10-K for the year ending 12/31/97 in connection with the change of corporate domicile to a Nevada corporation.

         (11) Statement Regarding Computation of Per Share Earnings

              The statement regarding computation of per share earnings is included as Note 10 of the Notes to Consolidated Financial Statements in the 1998 Annual Report to Stockholders and is incorporated herein by reference.

         (13) Annual Report to Security Holders

         (21) Subsidiaries of Registrant:

              First Community Bank, Inc. (a West Virginia Corporation) First Community Bank of Mercer County, Inc. (a West Virginia Corporation)
              First Community Bank of Southwest Virginia, Inc. (a
              Virginia Corporation)
              Blue Ridge Bank, Inc. (a North Carolina Corporation)

         (23) Independent Auditors' Consent

         (27) Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BY: /s/
                                           -------------------------------------
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       BY: /s/
                                           -------------------------------------
                                               Principal Accounting Officer

Signature                                       Title                                          Date

/s/________________________________             Director                                       3/30/99
(Sam Clark)

/s/________________________________             Director                                       3/30/99
(Allen T. Hamner)

/s/_______________________________              President, Chief Executive Officer             3/30/99
(James L. Harrison, Sr.)                        and Director (Principal Executive
                                                Officer)

/s/________________________________             Director                                       3/30/99
(B.W. Harvey)

/s/________________________________             Director                                       3/30/99
(I. Norris Kantor)

/s/________________________________             Vice President, Chief Financial                3/30/99
(John M. Mendez)                                Officer and Director (Principal
                                                Financial Officer)

/s/________________________________             Director                                       3/30/99
(A. A. Modena)

/s/________________________________             Director                                       3/30/99
(Robert E. Perkinson, Jr.)

/s/________________________________             Chairman of the Board and Director             3/30/99
(William P. Stafford)

/s/________________________________             Director                                       3/30/99
(William P. Stafford, II)

/s/________________________________             Director                                       3/30/99
(W. W. Tinder, Jr.)