Form 10-Q
period 1999-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 1999-05-13
CIK 859070

           FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



     (Mark One)
 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

     For the Quarterly Period Ended: March 31, 1999 or

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

                  One Community Place, Bluefield, VA 24605-0989
               (Address of principal executive offices) (Zip Code)

                                 (540) 326-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X     No
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at April 30, 1999
Common Stock, $1 Par Value                                  8,781,335
                                                  -----------------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                      For the quarter ended March 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  PAGE NUMBER
                                                                                -----------
          Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 and
             December 31, 1998                                                        3
          Consolidated Statements of Income and Comprehensive Income
             for the Three Months Ended March 31, 1999 and 1998                       4
          Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1999 and 1998                               5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Three Months Ended March 31,
             1999 and 1998                                                            6
          Notes to Consolidated Financial Statements                                7-8
          Independent Accountants' Report                                             9

          Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                        10-17

          Item 3.  Quantitative and Qualitative Disclosures About Market
                       Risk                                                       17-18

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 19

          Item 2.  Changes in Securities and Use of Proceeds                         19

          Item 3.  Defaults Upon Senior Securities                                   19

          Item 4.  Submission of Matters to a Vote of                             19-20
                       Security Holders

          Item 5.  Other Information                                                 20

          Item 6.  Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                           21

ITEM 1.  FINANCIAL STATEMENTS

                        FIRST COMMUNITY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
(UNAUDITED)                                                            MARCH 31                 DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                1999                       1998
-------------------------------------------------------------------------------------------------------------------
ASSETS
CASH AND DUE FROM BANKS                                              $    34,986               $    33,943
INTEREST BEARING BALANCES-FHLB                                             6,177                    57,523
FEDERAL FUNDS SOLD                                                        24,527                    25,630
SECURITIES AVAILABLE FOR SALE (AMORTIZED COST
    OF $239,239 MARCH 31, 1999; $191,131
    DECEMBER 31, 1998)                                                   239,474                   193,194
INVESTMENT SECURITIES HELD TO MATURITY:
    U.S. TREASURY SECURITIES                                                 100                       100
    U.S. GOVERNMENT AGENCIES AND CORPORATIONS                              4,845                     7,546
    STATES AND POLITICAL SUBDIVISIONS                                     75,010                    75,009
    OTHER SECURITIES                                                       1,362                     1,361
                                                                     -----------               -----------
    TOTAL INVESTMENT SECURITIES (MARKET
       VALUE OF $85,146 MARCH 31, 1999; $88,256
       DECEMBER 31, 1998)                                                 81,317                    84,016
TOTAL LOANS, NET OF UNEARNED INCOME                                      610,390                   611,493
    LESS: RESERVE FOR LOAN LOSSES                                         11,089                    11,404
                                                                     -----------               -----------
    NET LOANS                                                            599,301                   600,089
PREMISES AND EQUIPMENT, NET                                               19,388                    17,986
OTHER REAL ESTATE                                                          2,041                     3,547
INTEREST RECEIVABLE                                                        7,371                     7,030
OTHER ASSETS                                                               8,699                     6,684
INTANGIBLE ASSETS                                                         23,843                    24,346
                                                                     -----------               -----------
    TOTAL ASSETS                                                     $ 1,047,124               $ 1,053,988
                                                                     ===========               ===========

LIABILITIES
DEPOSITS, NON-INTEREST BEARING                                       $   116,939               $   123,992
DEPOSITS, INTEREST-BEARING                                               748,971                   752,004
                                                                     -----------               -----------
    TOTAL DEPOSITS                                                       865,910                   875,996
INTEREST, TAXES AND OTHER LIABILITIES                                     11,965                    10,417
SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE                             47,952                    47,680
OTHER INDEBTEDNESS                                                        18,102                    18,176
                                                                     -----------               -----------
    TOTAL LIABILITIES                                                    943,929                   952,269
                                                                     -----------               -----------

STOCKHOLDERS' EQUITY
COMMON STOCK, $1 PAR VALUE; 10,000,000 SHARES
    AUTHORIZED; 8,992,386 ISSUED IN 1999 AND 1998;
    8,781,335 AND 8,767,552 SHARES OUTSTANDING IN
    1999 AND 1998                                                          8,992                     8,992
ADDITIONAL PAID-IN CAPITAL                                                34,264                    34,306
RETAINED EARNINGS                                                         62,322                    60,250
UNALLOCATED COMMON STOCK HELD BY ESOP                                       (722)                   (1,664)
TREASURY STOCK, AT COST                                                   (1,802)                   (1,403)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                       141                     1,238
                                                                     -----------               -----------
    TOTAL STOCKHOLDERS' EQUITY                                           103,195                   101,719
                                                                     -----------               -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,047,124               $ 1,053,988
                                                                     ===========               ===========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

----------------------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT                                              THREE MONTHS ENDED
SHARE AND PER SHARE DATA)                                                        MARCH 31
                                                                 -----------------------------------------
                                                                 1999                               1998
----------------------------------------------------------------------------------------------------------
INTEREST INCOME:
INTEREST AND FEES ON LOANS                                     $    13,872                     $    16,066
INTEREST ON SECURITIES AVAILABLE FOR SALE                            3,137                           2,736
INTEREST ON INVESTMENT SECURITIES:
    U.S. TREASURY SECURITIES                                             1                              54
    U.S. GOVERNMENT AGENCIES AND CORPORATIONS                           93                             322
    STATES AND POLITICAL SUBDIVISIONS, TAX EXEMPT                      992                           1,017
    OTHER SECURITIES                                                    27                              21
INTEREST ON FEDERAL FUNDS SOLD                                         296                             317
INTEREST ON DEPOSITS IN BANKS                                          318                             122
                                                               -----------                     -----------
    TOTAL INTEREST INCOME                                           18,736                          20,655
                                                               -----------                     -----------

INTEREST EXPENSE:
INTEREST ON DEPOSITS                                                 7,694                           8,623
INTEREST ON BORROWINGS                                                 710                             928
                                                               -----------                     -----------
    TOTAL INTEREST EXPENSE                                           8,404                           9,551
                                                               -----------                     -----------
    NET INTEREST INCOME                                             10,332                          11,104
PROVISION FOR LOAN LOSSES                                              444                           1,287
                                                               -----------                     -----------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                                      9,888                           9,817
                                                               -----------                     -----------

NON-INTEREST INCOME:
FIDUCIARY INCOME                                                       516                             454
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                    878                             891
OTHER CHARGES, COMMISSIONS AND FEES                                    380                             737
GAIN ON SETTLEMENT OF PENSION PLAN                                      --                           1,062
OTHER OPERATING INCOME                                                 364                             115
                                                               -----------                     -----------
    TOTAL NON-INTEREST INCOME                                        2,138                           3,259
                                                               -----------                     -----------

NON-INTEREST EXPENSE:
SALARIES AND EMPLOYEE BENEFITS                                       3,067                           3,148
OCCUPANCY EXPENSE OF BANK PREMISES                                     503                             499
FURNITURE AND EQUIPMENT EXPENSE                                        458                             489
GOODWILL AMORTIZATION                                                  503                             535
OTHER OPERATING EXPENSE                                              1,919                           2,667
                                                               -----------                     -----------
    TOTAL NON-INTEREST EXPENSE                                       6,450                           7,338
                                                               -----------                     -----------

INCOME BEFORE INCOME TAXES                                           5,576                           5,738
INCOME TAX EXPENSE                                                   1,742                           1,784
                                                               -----------                     -----------
    NET INCOME                                                 $     3,834                     $     3,954
                                                               ===========                     ===========
OTHER COMPREHENSIVE (LOSS) INCOME                                   (1,097)                            119
                                                               -----------                     -----------
COMPREHENSIVE INCOME                                           $     2,737                     $     4,073
                                                               ===========                     ===========

    BASIC AND DILUTED EARNINGS PER COMMON SHARE                $      0.44                     $      0.46
                                                               ===========                     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                              8,788,862                       8,828,623
                                                               ===========                     ===========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS)                                                        THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                   -----------------------------------------
                                                                      1999                            1998
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                         $   3,834                      $   3,954
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                                   444                          1,287
    DEPRECIATION OF PREMISES AND EQUIPMENT                               375                            367
    AMORTIZATION OF INTANGIBLES                                          491                            477
    INVESTMENT AMORTIZATION AND ACCRETION, NET                           153                           (108)
    GAIN ON THE SALE OF ASSETS, NET                                     (247)                           (14)
    OTHER LIABILITIES, NET                                             2,138                          2,387
    INTEREST RECEIVABLE                                                 (341)                          (140)
    OTHER ASSETS, NET                                                   (974)                         1,157
    OTHER, NET                                                           (50)                            43
                                                                   ---------                      ---------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                        5,823                          9,410
                                                                   ---------                      ---------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
INCREASE (DECREASE) IN CASH REALIZED FROM:
    MATURITIES AND CALLS OF INVESTMENT SECURITIES                      2,704                          8,386
    MATURITIES AND CALLS OF SECURITIES AVAILABLE FOR SALE             11,493                         35,826
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                        (59,764)                       (23,213)
    NET DECREASE IN LOANS MADE TO CUSTOMERS                            2,233                          8,552
    PURCHASE OF EQUIPMENT                                             (1,835)                          (129)
    SALES OF EQUIPMENT                                                     5                              4
                                                                   ---------                      ---------
      NET CASH (USED IN) PROVIDED BY INVESTMENT ACTIVITIES           (45,164)                        29,426
                                                                   ---------                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
INCREASE (DECREASE) IN CASH REALIZED FROM:
    DEMAND AND SAVINGS DEPOSITS, NET                                  (5,117)                        12,944
    TIME DEPOSITS, NET                                                (4,968)                         8,375
    SHORT-TERM BORROWINGS, NET                                           272                            699
    ISSUANCE OF LONG-TERM DEBT                                            --                          2,500
    PAYMENTS OF LONG-TERM DEBT                                           (74)                        (3,361)
    ACQUISITION OF TREASURY STOCK                                       (399)                            --
    CASH PAID IN LIEU OF FRACTIONAL SHARES                               (18)                           (27)
    CASH DIVIDENDS PAID                                               (1,761)                        (1,751)
                                                                   ---------                      ---------

      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES            (12,065)                        19,379
                                                                   ---------                      ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (51,406)                        58,215
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       117,096                         47,123
                                                                   ---------                      ---------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                        $  65,690                      $ 105,338
                                                                   =========                      =========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT                                                                               ACCUMULATED
SHARE AND PER SHARE DATA)                        ADDITIONAL                   UNALLOCATED                      OTHER
                                    COMMON        PAID-IN         RETAINED       ESOP         TREASURY     COMPREHENSIVE
                                     STOCK        CAPITAL         EARNINGS      SHARES          STOCK         INCOME
---------------------------------------------------------------------------------------------------------------------
BALANCE BEGINNING OF
    THE PERIOD,
    JANUARY 1, 1998                $  8,992       $ 34,306        $ 54,564      $     --     $ (1,271)      $  1,251

NET INCOME                               --             --           3,954            --           --             --

COMMON DIVIDENDS
    DECLARED ($.22
    PER COMMON SHARE)                    --             --          (1,752)           --           --             --


COMPREHENSIVE INCOME, NET OF TAX         --             --              --            --           --            119
                                   --------       --------        --------      --------     --------       --------

BALANCE, MARCH 31, 1998            $  8,992       $ 34,306        $ 56,766   $        --     $ (1,271)      $  1,370
                                   ========       ========        ========      ========     ========       ========

BALANCE BEGINNING OF
    THE PERIOD,
    JANUARY 1, 1999                $  8,992       $ 34,306        $ 60,250      $ (1,664)    $ (1,403)      $  1,238

NET INCOME                               --             --           3,834            --           --             --

COMMON DIVIDENDS
    DECLARED ($.20
    PER COMMON SHARE)                    --             --          (1,762)           --           --             --

PURCHASE 14,312 TREASURY SHARES
AT $27.94 PER SHARE                      --             --              --            --         (399)            --

ALLOCATION OF ESOP SHARES                --            (42)             --           942           --             --

COMPREHENSIVE LOSS, NET OF TAX           --             --              --            --           --         (1,097)
                                   --------       --------        --------      --------     --------       --------

BALANCE, MARCH 31, 1999            $  8,992       $ 34,264        $ 62,322      $   (722)    $ (1,802)      $    141
                                   ========       ========        ========      ========     ========       ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of March 31, 1999 and the unaudited consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for the periods ended March 31, 1999 and 1998 have been prepared by the management of First Community Bancshares, Inc. (FCBI). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of First Community Bancshares, Inc. and subsidiaries at March 31, 1999 and its results of operations, cash flows, and changes in stockholders' equity for the periods ended March 31, 1999 and 1998, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The consolidated balance sheet as of December 31, 1998 has been extracted from audited financial statements included in the Company's 1998 Annual Report to Shareholders. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the 1998 Annual Report of FCBI.

NOTE 2. CASH FLOWS

For the three months ended March 31, 1999 and 1998, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $41.2 million at March 31, 1999 and $75.9 million at March 31, 1998, and federal funds sold of $24.5 million at March 31, 1999 and $29.5 million at March 31, 1998.

NOTE 3. COMMITMENTS AND CONTINGENCIES

The Company is currently a defendant in various legal actions and asserted claims most of which involve lending and collection activities in the normal course of business, some of which have remained dormant for a number of years. While the Company and legal counsel are unable to assess the outcome of each of these matters, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

The Company is currently involved in litigation styled Ann Tierney Smith, Executrix, et al versus FCFT, First Community Bank, Gentry, Locke and William Gust. In this matter, the plaintiffs are seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. The court recently ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff subsequently filed a motion requesting an immediate appeal of that ruling to the state supreme court, however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter, however, the Company and legal counsel are of the opinion that it will prevail in this matter and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 4. COMMON STOCK

In the first quarter of 1999, the Company declared a five-for-four stock split which was effected in the form of a 25% stock dividend on March 31, 1999. Accordingly, $1.8 million was transferred from additional paid-in capital to common stock, representing the par value of the new shares issued. Share and per share amounts for all periods presented have been restated to reflect the stock split.

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 133 was issued in June 1998. SFAS No. 133 sets forth a comprehensive approach to addressing the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This standard addresses the type of activities which are included within the definition of derivatives and embedded derivatives and identifies the methods to be used for valuation and income recognition. In addition to the derivative and hedging activities addressed, the standard also allows a one-time transfer of securities from the held-to-maturity to the available-for-sale or the trading category which can only be applied at the date of initial application of the Statement. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application of the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management is currently in the process of evaluating the impact of this Statement.

In October 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 134. This Statement addresses the Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement amends FASB Statements No. 65 and No. 115. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The provisions of this Statement are not currently applicable to the business or operations of the bank.

NOTE 6. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income which includes unrealized gains and losses on securities available for sale and is detailed as follows:

                                                                       March 31
                                                                1999              1998
                                                                ----              ----
                                                                (Amounts in Thousands)
OTHER COMPREHENSIVE INCOME:
Holding (losses) gains arising during the period               $(1,828)         $   199
Tax benefit (expense)                                              731              (80)
                                                               -------          -------
Holding (losses) gains arising during the period, net of tax    (1,097)             119
Reclassification adjustment for (gains) losses realized in
    net income, net of tax                                          --               --
Tax expense (benefit) of reclassifications                          --               --
                                                               -------          -------
Other comprehensive income                                      (1,097)             119
Beginning accumulated other comprehensive income                 1,238            1,251
                                                               -------          -------
Ending accumulated other comprehensive income                  $   141          $ 1,370
                                                               =======          =======

NOTE 7. SUBSEQUENT EVENTS

On April 30, 1999 the Company completed the merger of its four bank subsidiaries into a single nationally chartered bank and on May 1 began operations as First Community Bank, N.A. The mergers are designed to streamline the Company's operations and eliminate duplications in accounting, regulating reporting and associated costs. As of the merger date, all banking operations are supervised by the Office of the Comptroller of the Currency (OCC).

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards. the consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
April 30, 1999

FIRST COMMUNITY BANCSHARES, INC.
PART 1. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. This discussion and analysis should be read in conjunction with the 1998 Annual Report to Shareholders and the other financial information included in this report. Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of future financial performance. However, such performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in forward-looking statements.

RESULTS OF OPERATIONS

The Company reported net income of $3.8 million for the quarter ended March 31, 1999, a 3.0% decrease from net income of $4.0 million for the same period in 1998. Basic earnings per common share between the same periods decreased 4.3%, from $.46 to $.44.

The reduction in net income between the first quarter of 1998 and 1999 is the result of a non-recurring gain of $1.06 million in 1998 as a result of the settlement of the Company's defined benefit pension plan. Net of tax, this gain resulted in an increase in net income of $423,000 in the first quarter of 1998.

On an operational basis (excluding non-recurring gains), earnings in 1999 increased $124,000 or 4% over the corresponding quarter in 1998. Earnings per share, when reduced by non-recurring items also increased $.02 per share between the first quarter of 1998 and 1999. The per share amounts presented for 1998 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the March 31, 1999, five-for-four stock split.

NET INTEREST INCOME

Net interest income, the largest contributor to earnings was $10.3 million for the first quarter of 1999 as compared with $11.1 million for the corresponding period in 1998. Tax equivalent net interest income totaled $11.2 million for 1999, a decrease of $.7 million from the $11.9 million reported in the first quarter of 1998. This decrease in net interest income relates largely to a $60.4 million decrease in average outstanding loans between the two quarters as a result of the sale of $15 million in credit card receivables and prepayments on commercial loans in 1998.

The Company's first quarter 1999 tax equivalent net interest margin of 4.77% reflects a 28 basis point reduction from the 5.05% margin in the first quarter of 1999 due to a corresponding 73 basis point reduction in the overall asset yield between the two quarters. The lower asset yield in 1999 reflects a shift in earning assets from loans to lower yielding assets which absorbed the funds from loan portfolio reductions and a general decline in the interest rate environment as dictated by U.S. Treasury yields and the New York prime loan rate.

Loans, the Company's highest yielding asset category, experienced a decrease in average balances of $60.4 million or 9%, comparing the first quarter of 1999 to the corresponding period in 1998. Funds from the loan portfolio were reinvested in federal agency and state and municipal securities as well as increases in the average outstanding balances in overnight investments. The tax equivalent yield on the loan portfolio was 9.51% for the first quarter of 1999 as compared with 9.84% for the same period in 1998. The tax equivalent yield on securities available for sale fell to 6.28% from 7.10% in the corresponding first quarter of 1998. Investment securities held to maturity experienced a 47 basis points increase in yield from 7.60% in the first quarter of 1998 to 8.07% for the corresponding period in 1999 due principally to a shift to tax-free securities with higher tax equivalent yields.

The Company's cost of funds was reduced from 4.64% in 1998 to 4.19% for the first quarter of 1999. The reduction in the overall cost was a result of focus on cost control in this critical area of operations. The 4.19% cost of funds for the first quarter reverses the early 1998 trend toward rising funds costs which peaked in the second quarter at 4.64%. Significant reductions in the cost of money were achieved in all categories of interest-bearing deposits between 1998 and 1999 as indicated in the Net Interest Income Analysis on the following page.

                          NET INTEREST INCOME ANALYSIS

-----------------------------------------------------------------------------------------------------------------------------------
                                                       THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                          MARCH 31,1999                                 MARCH 31, 1998
(UNAUDITED)                               ------------------------------------------      -----------------------------------------
(AMOUNTS IN                                 AVERAGE        INTEREST       YIELD/RATE        AVERAGE        INTEREST    YIELD/RATE
THOUSANDS)                                  BALANCE         (1) (2)          (2)            BALANCE        (1) (2)        (2)
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
Loans (3)
    Taxable                               $   596,848     $    13,690         9.30%      $   654,103     $    15,816       9.81%
    Tax-Exempt                                 10,563             280        10.75%           13,660             385      11.42%
                                          -----------     -----------        -----       -----------     -----------
    Total                                     607,411          13,970         9.51%          667,763          16,201       9.84%
Reserve for Possible Loan Losses              (10,398)                                       (11,429)
                                          -----------                                    -----------
    Net Total                                 597,013                                        656,334

Investments Available for Sale:
    Taxable                                   180,931           2,680         6.01%          142,666           2,444       6.95%
    Tax-Exempt                                 37,371             703         7.63%           22,684             449       8.03%
                                          -----------     -----------                    -----------     -----------
    Total                                     218,302           3,383         6.28%          165,350           2,893       7.10%
Investment Securities Held to Maturity:
    Taxable                                     8,149             138         6.87%           28,341             413       5.91%
    Tax-Exempt                                 74,160           1,500         8.20%           75,888           1,540       8.23%
                                          -----------     -----------                    -----------     -----------
    Total                                      82,309           1,638         8.07%          104,229           1,953       7.60%

Interest-Bearing Deposits                      28,104             318         4.59%            9,093             123       5.49%
Federal Funds Sold                             26,635             296         4.51%           23,673             317       5.43%
                                          -----------     -----------        -----       -----------     -----------      -----

Total Earning Assets                          951,363          19,605         8.36%          958,679          21,487       9.09%
                                                          -----------        -----                       -----------      -----
Other Assets                                   93,342                                         94,928
                                          -----------                                    -----------
    Total                                 $ 1,044,705                                    $ 1,053,607
                                          ===========                                    ===========

Interest-Bearing Liabilities:
    Interest-bearing Demand Deposits      $   136,301             749         2.23%$     $   131,161             901       2.79%
    Savings Deposits                          148,352             902         2.47%          151,457           1,138       3.05%
    Time Deposits                             464,595           6,044         5.28%          478,516           6,586       5.58%
    Short-Term Borrowings                      46,603             429         3.73%           50,312             561       4.52%
    Other Indebtedness                         18,250             280         6.22%           23,483             364       6.29%
                                          -----------     -----------        -----       -----------     -----------      -----
    Total Interest-Bearing Liabilities        814,101           8,404         4.19%          834,929           9,550       4.64%
                                          -----------     -----------        -----       -----------     -----------      -----

Demand Deposits                               115,906                                        105,691
Other Liabilities                              11,891                                         13,238
Stockholders' Equity                          102,807                                         99,749
                                          -----------                                    -----------
    Total                                 $ 1,044,705                                    $ 1,053,607
                                          ===========                                    ===========

Net Interest Earnings                                     $    11,201                                    $    11,937
                                                          ===========                                    ===========

Net Interest Spread                                                           4.17%                                        4.45%
                                                                              ====                                         ====

Net Interest Margin                                                           4.77%                                        5.05%
                                                                              ====                                         ====

(1) Interest amounts represent taxable equivalent results for the first three months of 1999 and 1998.

(2)  Fully Taxable Equivalent-using the statutory rate of 35%.

(3) Non-accrual loans are included in average balances outstanding with no related interest income.

PROVISION AND RESERVE FOR LOAN LOSSES

In order to maintain a balance in the reserve for loan losses which is sufficient to absorb loan losses, charges are made to the provision for loan losses. The provision for loan losses was $444,000 for the first quarter of 1999 compared with $1,287,000 for the corresponding period in 1998. The decrease in the 1999 provision reflects lower levels of loan delinquencies and significant reductions in non-performing loans between the first quarter of 1998 and 1999 as well as the general overall improved quality of the loan portfolio.

Net charge-offs for the first quarter of 1999 were $758,456 as compared with $750,288 for the corresponding period in 1998. Expressed as a percentage of average loans, net charge-offs were .13% for the three month period ended March 31, 1999 and .11% for the corresponding period in 1998.

The reserve for loan losses totaled $11.1 million at March 31, 1999 and 11.4 million at December 31, 1998 resulting in reserve to loan ratios of 1.82% and 1.80% for the respective periods.

The loan coverage ratio represents the percentage of non-performing loans and other real estate covered through available reserves. As of March 31, 1999, this ratio was 113.6% as compared to 74.2% at March 31, 1998 and 98.0% at December 31, 1998. Management continually evaluates the adequacy of the reserve for loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio.

NON-INTEREST INCOME

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income decreased $1,121,000, or 34.4% from $3,259,000 for the three months ended March 31, 1998 to $2,138,000 for the corresponding period in 1999. The largest contributor to the decrease was the recognition of a non-recurring gain on the settlement of the Company's defined benefit pension plan during the quarter ended March 31, 1998. The gain of $1.826 million is reported in 1998 non-interest income net of a $764,000 excise tax related to the reversion of trust assets to the Company.

Included in other operating revenue for 1999 is a $274,000 gain on the sale of foreclosed property. This gain resulted from the sale of a manufacturing plant in Princeton, West Virginia in March 1999. The sale of the property reduced other real estate by 43% from $3.5 at December 31, 1998 to $2.0 million at March 31, 1999.

NON-INTEREST EXPENSE

Non-interest expense totaled $6.5 million in the first quarter of 1999 decreasing $888,000 from the corresponding period in 1998. This decrease includes the effect of the disposition of substantially all credit card operations and related operating costs in the third and fourth quarters of 1998. The removal of the credit card processing costs from the current year accounted for approximately $440,000 or half of the total decline. Other cost control measures undertaken throughout the remainder of the Company have also helped to reduce total non-interest expense. These measures include the conversion of the Company's health insurance to a self-funded, reinsured program, savings in the cost of supplies and loan collection expenses and overall control of direct personnel costs through management of the number and cost of full-time equivalent employees.

FINANCIAL POSITION

SECURITIES

Securities totaled $320.8 million at March 31,1999 and reflect an increase of $43.6 million from December 31, 1998. This 15.7% increase is the result of the investment of interest bearing balances held at the Federal Home Loan Bank
(FHLB) as these funds were invested in U.S. agency and state and municipal securities to achieve higher tax equivalent yields.

Securities available for sale were $239.5 million at March 31, 1999 as compared to $193.2 million at December 31, 1998. Securities available for sale are recorded at their fair market value at March 31, 1999 and December 31, 1998. The unrealized gain or loss, which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as accumulated other comprehensive income. The unrealized gain after taxes of $1.2 million at December 31, 1998, decreased $1.1 million to an unrealized gain of $0.1 million at March 31, 1999 as market yields on securities increased in the first quarter of 1999.

Investment securities, which are purchased with the intent to hold until maturity, totaled $81.3 million at March 31, 1999 as compared to $84.0 million at December 31, 1998. The market value of investment securities was 105% of book value at December 31, 1998 and March 31, 1999.

LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography and industry. All loans within the Company are made subject to a common credit underwriting structure. Loans are also subject to a quarterly and annual review process determined by the loan size and type. Total loans decreased $1.1 million from $611.5 million at December 31, 1998 to $610.4 million at March 31, 1999. However, the loan to deposit ratio increased slightly from 69.8% at December 31, 1998 to 70.5% at March 31, 1999 in conjunction with a 1.2% decline in total customer deposits during the first quarter of 1999.

Average total loans have decreased $60.4 million between the first quarter of 1998 and 1999 due primarily to the prepayments experienced as a result of the declining rate environment as well as competition from capital market groups for certain larger commercial loan customers. The $60.4 million decline also includes a $15 million reduction due to the sale of substantially all credit card loans as the Company exited this segment of lending.

The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest portion of the portfolio, comprising $251.5 million or 41.2% of total loans at March 31, 1999 and $247.7 million or 40.5% of total loans at December 31, 1998. Residential real estate loans remained unchanged as a percentage of the total portfolio between year-end 1998 and March 31, 1999 and represent 37.2% of the portfolio at $227 million at quarter-end March 31, 1999. Loans to individuals decreased slightly from $126.6 million or 20.7% of total loans at December 31, 1998 to $121.5 million or 19.9% of total loans at March 31, 1999.

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $9.7 million at March 31, 1999, or 1.6% of total loans and OREO, compared with $11.7 million or 1.9% at December 31, 1998 and down significantly from $17.7 million (2.7% of loans and OREO) at March 31, a year ago. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands)              March 31        December 31      September 30         June 30         March 31
                              1999             1998              1998               1998            1998
                            --------        -----------      ------------         -------         --------
Non-Accrual                 $  7,157         $  7,763          $  7,752         $  8,725          $ 10,832

Ninety Days Past Due             493              377               343            1,740             5,261

Other Real Estate Owned        2,041            3,547             3,811            2,878             1,594
                            --------         --------          --------         --------          --------

                            $  9,691         $ 11,687          $ 11,906         $ 13,343          $ 17,687
                            ========         ========          ========         ========          ========
Restructured loans
performing in accordance
with modified terms         $    524         $    509          $    511         $    517          $    524
                            ========         ========          ========         ========          ========

Non-accrual loans decreased $.6 million and when comparing March 31, 1999 and December 31, 1998. The decrease in non-accrual loans is due in large part to one loan in the amount of $485,000 which was satisfied through the foreclosure and sale of the collateral supporting the note. The small increase in the ninety-days past due category relates to a number of smaller loan relationships.

Management believes that the extent of problem loans at March 31, 1999 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as further erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $103.2 million at March 31, 1999 increasing $1.5 million over the $101.7 million reported for December 31, 1998. The increase in stockholders' equity was the result of earnings, net of dividends, of $2.1 million. Partially offsetting this increase was a decrease in the accumulated other comprehensive income from $1,238,000 at December 31, 1998 to $141,000 at March 31, 1999.

The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance commitments based on inherent risks associated with the respective asset types. At March 31, 1999, the Company's risk adjusted capital-to-asset ratio was 12.3%. The Company's leverage ratio at March 31, 1999 was 7.77% compared with 7.37% at December 31, 1998. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($41.2 million), investment securities available for sale ($239.5 million), federal funds sold ($24.5 million), and Federal Home Loan Bank credit availability of approximately $140 million. Cash advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

YEAR 2000

The arrival of January 1, 2000 is expected to cause disruption in some computer systems with two-digit year fields, which cannot distinguish between the years 1900 and 2000. In response to this potential threat, First Community Bancshares, Inc. and affiliates have established an oversight committee to assess its systems and to direct and monitor its Year 2000 readiness project. As of March 31, 1999 and the date of this report, the project is proceeding on schedule. The principal purpose of the project is to address issues or potential issues involving computer programs and imbedded computer chips which may be unable to distinguish between the Year 1900 and the Year 2000. The Project Committee is comprised of key management and operational personnel within the Company. This committee which has been appointed by the Company's Board of Directors has full authority to direct resources as necessary to ensure that project objectives are achieved and completed within prescribed time frames and well in advance of the millennium date change. The committee has completed work in the awareness and assessment phases by identifying those computer systems which the Company uses to process important information, and those other systems which may have embedded computer chips which are subject to Year 2000 problems, such as security systems, elevators and bank vaults. The Committee then determined which of such systems should be considered "mission critical". The remediation phase involves upgrading or replacing of hardware, software and other systems which could be affected by Year 2000 problems. In order to determine the Company's exposure due to potential third-party Year 2000 problems, the oversight committee coordinated the risk assessment of significant loan relationships and suppliers, in order to evaluate the state of readiness of these entities to deal with Year 2000 problems. The remediation phase is complete. Additional testing may be required for vendor provided releases as they are made available throughout the remainder of 1999. Other systems which are not considered mission critical remain in the remediation phase with completion of remediation and testing planned for the end of the second quarter of 1999. Additionally, year 2000 compliant systems will be implemented by the end of the second quarter of 1999.

     Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. For example, if significant loan customers experience severe Year 2000 problems, their ability to repay their loan obligations in a timely manner would be adversely affected. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of certain third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition, however, risk assessments, stratification of relationships and follow up assessments have been completed to help reduce the likelihood of problems with the relationships. Additionally, loan review procedures and assessment of year 2000 readiness of new loan relationships have been implemented. Completion of the Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents and customers.

     Costs

The projected cost of the Year 2000 project (excluding allocation of administrative time) is approximately $150,000. The total amount expended on the project through March 31, 1999 is approximately $112,000 and includes a portion of the cost of existing operational and Information Systems staff in the assessment, testing and verification of systems. These costs, which have been charged to operations, are comprised primarily of salaries of existing personnel who have redirected portions of their normal work schedule to complete testing and validation. The total remaining cost of the Year 2000 project is estimated at $38,000. Approximately $29,000 is for new software and hardware purchases which will be capitalized as these systems are acquired.

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

     Contingency Planning

The Company has developed a contingency plan for mission critical systems designed to allow it to avoid significant business interruption in the event current systems are affected by Year 2000 issues. This Contingency Plan involves the maintenance of alternate processing sites, acquisition and development of additional human resources which and is prepared for additional remediation, if necessary, throughout 1999 the first quarter of year, as well as the development of alternate manual procedures which can be employed as back-up processes for existing automated business processes. The Company is currently validating its Contingency Plan to assure its effectiveness as viable business recovery tool. The plan will be continually evaluated and updated in light of changing circumstances.


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

The overall interest rate environment has remained relatively flat during the first three months of 1999. The New York prime rate has remained consistent while the treasury yield curve has experienced slight increases. Additionally, no significant changes in the level of IRR have been experienced during the first quarter of 1999. A more complete discussion of the overall interest rate risk is included in the Company's annual report on Form 10-K for December 31, 1998.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      (a) In the matter of Ann Tierney Smith, Executrix, et al versus FCFT, First Community Bank, Gentry, Locke and William Gust, the court has ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff filed a motion requesting an immediate appeal of that ruling to the state supreme court, however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter, however, the Company and legal counsel are of the opinion that it will prevail in this matter and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.  Changes in Securities

      (a)    N/A

      (b)    N/A

      (c)    N/A

      (d)    N/A

Item 3.  Defaults Upon Senior Securities

      (a)    N/A

      (b)    N/A

Item 4.  Submission of Matters to a Vote of Security Holders

      (a)    The Annual Meeting of Stockholders was held on April 13, 1999.

      (b)    N/A

      (c) The following directors were elected to serve a three-year term through the date of the 2001 Annual Meeting of Stockholders.

             Sam Clark, Robert E. Perkinson, William P. Stafford and W.W. Tinder, Jr.

             Two proposals were voted upon at the annual meeting, which included the election of the aforementioned directors and the ratification of Deloitte & Touche LLP as independent auditors for the corporation for the fiscal year ending December 31, 1999. The results of the proposals and voting are as follows:

             Proposal 1. Election of Directors

                                             Votes For           Votes Against        Votes Withheld
                                             ---------           -------------        --------------
             Sam Clark                       4,615,100              68,581                  0
             Robert E. Perkinson, Jr.        4,623,886              59,795                  0
             William P. Stafford             4,623,222              60,459                  0
             W.W. Tinder, Jr.                4,615,421              68,260                  0

             Proposal 2. Ratification of Deloitte & Touche LLP

                            Votes For           4,619,007

                            Votes Against          64,674

                            Votes Withheld              0

      (d)   N/A

Item 5.  Other Information

      (a)   N/A

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits
            Exhibit 15- Letter regarding unaudited interim financial information
            Exhibit 27- Financial Data Schedule

      (b)   Reports on Form 8-K
            No reports on Form 8-K were filed during the first quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE:  May 11, 1999


/s/ James L. Harrison, Sr.
------------------------------
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  May 11, 1999


/s/ John M. Mendez
------------------------------
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)