Form 10-Q
period 1999-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 1999-08-12
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



            (Mark One)
    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended: June 30, 1999    or
                                           ---------------

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from:____________ to ____________

                         Commission File Number: 0-19297

                        First Community Bancshares, Inc.

                  Nevada                                     55-0694814
    ----------------------------------------                    -----
    One Community Place, Bluefield, Virginia                    24605

                                 (540) 326-9000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X       No
                                                    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                       Outstanding at August 4, 1999
Common Stock, $1 Par Value                           8,769,635
                                            -----------------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                       For the quarter ended June 30, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  PAGE NUMBER

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 and
             December 31, 1998                                                        3
          Consolidated Statements of Income and Comprehensive Income
             for the Three and Six Month Periods Ended June 30, 1999 and 1998         4
          Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and 1998                                  5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months Ended June 30,
             1999 and 1998                                                            6
          Notes to Consolidated Financial Statements                                7-8
          Independent Accountants' Report                                             9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            10-18

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk     18-19

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 19

          Item 2.  Changes in Securities and Use of Proceeds                         19

          Item 3.  Defaults Upon Senior Securities                                   19

          Item 4.  Submission of Matters to a Vote of Security Holders               19

          Item 5.  Other Information                                                 19

          Item 6.  Exhibits and Reports on Form 8-K                                  20

SIGNATURES                                                                           21

ITEM 1. FINANCIAL STATEMENTS

                        FIRST COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
(Unaudited)                                                               June 30           December 31
(Amounts in Thousands, Except Share Data)                                   1999                1998
------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                $    31,089         $    33,943
Interest bearing balances, FHLB                                                915              57,523
Federal funds sold                                                               1              25,630
Securities available for sale (amortized cost
    of $229,997 June 30, 1999; $191,131
    December 31, 1998)                                                     224,370             193,194
Investment securities held to maturity:
    U.S. Treasury securities                                                   100                 100
    U.S. Government agencies and corporations                                4,507               7,546
    States and political subdivisions                                       74,687              75,009
    Other securities                                                         1,363               1,361
                                                                       -----------         -----------
    Total Investment Securities held to maturity (market
     value, $82,498 June 30, 1999; $88,256 December 31, 1998)               80,657              84,016
                                                                       -----------         -----------
Total loans, net of unearned income                                        634,695             611,493
    Less: reserve for loan losses                                           11,111              11,404
                                                                       -----------         -----------
    Net loans                                                              623,584             600,089
Premises and equipment, net                                                 19,150              17,986
Interest receivable                                                          8,298               7,030
Other assets                                                                13,871              10,231
Intangible assets                                                           23,335              24,346
                                                                       -----------         -----------
    Total Assets                                                       $ 1,025,270         $ 1,053,988
                                                                       ===========         ===========

Liabilities
Deposits, non-interest bearing                                         $   120,817         $   123,992
Deposits, interest-bearing                                                 731,266             752,004
                                                                       -----------         -----------
    Total Deposits                                                         852,083             875,996
Interest, taxes and other liabilities                                       11,907              10,417
Federal funds purchased                                                      9,000                  --
Securities sold under agreement to repurchase                               40,297              47,680
Other indebtedness                                                          10,197              18,176
                                                                       -----------         -----------
    Total Liabilities                                                      923,484             952,269
                                                                       -----------         -----------

Stockholders' Equity
Common stock, $1 par value; 10,000,000 shares
    authorized; 8,991,586 issued in 1999 and 1998;
    8,772,535 and 8,767,552 shares outstanding in 1999 and 1998              8,992               8,992
Additional paid-in capital                                                  34,264              34,306
Retained earnings                                                           64,593              60,250
Unallocated common stock held by ESOP, at cost                                (722)             (1,664)
Treasury stock, at cost                                                     (1,965)             (1,403)
Accumulated other comprehensive (loss) income                               (3,376)              1,238
                                                                       -----------         -----------
    Total Stockholders' Equity                                             101,786             101,719
                                                                       -----------         -----------
    Total Liabilities and Stockholders' Equity                         $ 1,025,270         $ 1,053,988
                                                                       ===========         ===========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

--------------------------------------------------------------------------------------------------------------------------------
(Unaudited)
(Amounts in Thousands, Except                                      Six Months Ended                    Three Months Ended
Share and Per Share Data)                                             June 30                               June 30
                                                                1999             1998               1999                 1998
--------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                                   $    28,029      $    32,017         $    14,157      $    15,951
Interest on securities available for sale                          6,594            4,891               3,457            2,155
Interest on investment securities:
    U.S. Treasury securities                                          11               88                  10               34
    U.S. Government agencies and corporations                        162              580                  69              258
    States and political subdivisions, tax exempt                  1,980            2,010                 988              993
    Other securities                                                  53               42                  26               21
Interest on federal funds sold                                       402              744                 106              427
Interest on deposits in banks                                        401              904                  83              781
                                                             -----------      -----------         -----------      -----------
    Total Interest Income                                         37,632           41,276              18,896           20,620
                                                             -----------      -----------         -----------      -----------

Interest Expense:
Interest on deposits                                              15,016           17,339               7,322            8,716
Interest on borrowings                                             1,314            1,889                 604              962
                                                             -----------      -----------         -----------      -----------
    Total Interest Expense                                        16,330           19,228               7,926            9,678
                                                             -----------      -----------         -----------      -----------
    Net Interest Income                                           21,302           22,048              10,970           10,942
Provision for loan losses                                            835            5,076                 391            3,789
                                                             -----------      -----------         -----------      -----------
Net Interest Income After Provision for
    Loan Losses                                                   20,467           16,972              10,579            7,153
                                                             -----------      -----------         -----------      -----------

Non-Interest Income:
Fiduciary income                                                   1,185              884                 669              430
Service charges on deposit accounts                                1,799            1,861                 921              970
Other charges, commissions and fees                                  812            1,594                 432              857
Gain on settlement of pension plan, net of excise tax                 --            1,062                  --               --
Net securities gains                                                  --               21                  --               21
Other operating income                                               557              288                 193              174
                                                             -----------      -----------         -----------      -----------
    Total Non-Interest Income                                      4,353            5,710               2,215            2,452
                                                             -----------      -----------         -----------      -----------

Non-Interest Expense:
Salaries and employee benefits                                     6,113            6,251               3,046            3,103
Occupancy expense of bank premises                                 1,033              958                 530              459
Furniture and equipment expense                                      900            1,004                 442              515
Goodwill amortization                                              1,011            1,035                 508              500
Other operating expense                                            4,282            5,478               2,363            2,811
                                                             -----------      -----------         -----------      -----------
    Total Non-Interest Expense                                    13,339           14,726               6,889            7,388
                                                             -----------      -----------         -----------      -----------

Income before income taxes                                        11,481            7,956               5,905            2,217
Income tax expense                                                 3,529            2,466               1,787              681
                                                             -----------      -----------         -----------      -----------
    Net Income                                                     7,952            5,490               4,118            1,536
Other comprehensive loss, net of tax                              (4,614)             (54)             (3,517)            (172)
                                                             -----------      -----------         -----------      -----------
Comprehensive Income                                         $     3,338      $     5,436         $       601      $     1,364
                                                             ===========      ===========         ===========      ===========
Basic and diluted earnings per common share                  $       .91      $       .62         $       .47      $       .18
                                                             ===========      ===========         ===========      ===========

Weighted average basic and diluted shares outstanding          8,781,110        8,819,926           8,776,799        8,811,326
                                                             ===========      ===========         ===========      ===========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------
(Unaudited)
(Amounts in Thousands)                                                 Six Months Ended
                                                                            June 30
                                                                  ----------------------------
                                                                     1999              1998
----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                        $   7,952         $   5,490
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                           835             5,076
    Depreciation of premises and equipment                              709               749
    Amortization of intangibles                                         988               925
    Investment amortization and accretion, net                          283              (145)
    Gain on the sale of assets, net                                    (264)              (83)
    Other liabilities, net                                            2,080            (2,199)
    Interest receivable                                              (1,268)              930
    Other assets, net                                                (2,003)            2,194
    Other, net                                                          (56)               29
                                                                  ---------         ---------

      Net cash provided by operating activities                       9,256            12,966
                                                                  ---------         ---------

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
    Maturities and calls of investment securities                     3,374            16,006
    Maturities and calls of securities available for sale            20,393            63,407
    Purchase of investment securities                                    --              (120)
    Purchase of securities available for sale                       (63,068)          (23,185)
    Sales of securities available for sale                            3,511                --
    Net (increase) decrease in loans made to customers              (22,152)            9,079
    Purchase of equipment                                            (1,996)             (233)
    Sales of equipment                                                   33                28
                                                                  ---------         ---------

      Net cash (used in) provided by investment activities          (59,905)           64,982
                                                                  ---------         ---------

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
    Demand and savings deposits, net                                 (6,514)           14,225
    Time deposits, net                                              (17,396)            3,042
    Short-term borrowings, net                                        1,617            (3,960)
    Increase in long-term debt                                           --             3,000
    Payments of long-term debt                                       (7,979)           (3,664)
    Acquisition of Treasury stock                                      (562)               --
    Acquisition of unallocated ESOP shares                               --            (1,274)
    Cash paid in lieu of fractional shares                               --               (27)
    Cash dividends paid                                              (3,608)           (3,517)
                                                                  ---------         ---------

      Net cash (used in) provided by financing activities           (34,442)            7,825
                                                                  ---------         ---------
Net (decrease) increase in cash and cash equivalents                (85,091)           85,773
Cash and cash equivalents at beginning of year                      117,096            47,123
                                                                  ---------         ---------

Cash and cash equivalents at end of quarter                       $  32,005         $ 132,896
                                                                  =========         =========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
(Unaudited)
(Amounts in Thousands, Except                                                                                          Accumulated
Per Share Data)                                           Additional                   Unallocated                       Other
                                              Common        Paid-in       Retained     Common Stock      Treasury     Comprehensive
                                              Stock         Capital       Earnings     Held by ESOP       Stock       Income (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance beginning of
    the period,
    January 1, 1998                          $  8,992       $ 34,306      $ 54,564       $     --       $ (1,271)        $  1,251

Net Income                                         --             --         5,490             --             --               --

Common dividends
    declared ($.40
    per common share)                              --             --        (3,518)            --             --               --

Purchase of unallocated common
    stock by ESOP                                                                          (1,274)

Other comprehensive loss, net of tax               --             --            --             --             --              (54)
                                             --------       --------      --------       --------       --------         --------

Balance, June 30, 1998                       $  8,992       $ 34,306      $ 56,536       $ (1,274)      $ (1,271)        $  1,197
                                             ========       ========      ========       ========       ========         ========

Balance beginning of
    the period,
    January 1, 1999                          $  8,992       $ 34,306      $ 60,250       $ (1,664)      $ (1,403)        $  1,238

Net income                                         --             --         7,952             --             --               --

Common dividends
    declared ($.41
    per common share)                              --             --        (3,609)            --             --               --

Allocation of ESOP shares                          --            (42)           --            942             --               --

Purchase of 22,312 shares of treasury
 stock at $25.18                                                                                            (562)

Other comprehensive loss, net of tax               --             --            --             --             --           (4,614)
                                             --------       --------      --------       --------       --------         --------

Balance, June 30, 1999                       $  8,992       $ 34,264      $ 64,593       $   (722)      $ (1,965)        $ (3,376)
                                             ========       ========      ========       ========       ========         ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of June 30, 1999 and the unaudited consolidated statements of income and other comprehensive income, cash flows and changes in stockholders' equity for the periods ended June 30, 1999 and 1998 have been prepared by management of First Community Bancshares, Inc. (FCBI, the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at June 30, 1999 and its results of operations, cash flows, and changes in stockholders' equity for the periods ended June 30, 1999 and 1998, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The consolidated balance sheet as of December 31, 1998 has been extracted from audited financial statements included in the Company's 1998 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the 1998 Annual Report of FCBI.

NOTE 2. CASH FLOWS

For the six months ended June 30, 1999 and 1998, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $32.0 million at June 30, 1999 and $111.7 million at June 30, 1998, and federal funds sold of $1,000 at June 30, 1999 and $21.2 million at June 30, 1998.

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

The Company is currently a defendant in litigation styled Ann Tierney Smith, Executrix, et al versus FCFT, First Community Bank, Gentry, Locke and William Gust. In this matter, the plaintiffs are seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. The court recently ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff subsequently filed a motion requesting an immediate appeal of that ruling to the state supreme court, however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter, however, the Company and legal counsel are of the opinion that it will prevail in this matter and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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

NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 133 was issued in June 1998. SFAS No. 133 sets forth a comprehensive approach to addressing the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This standard addresses the type of activities which are included within the definition of derivatives and embedded derivatives and identifies the methods to be used for valuation and income recognition. In addition to the derivative and hedging activities addressed, the standard also allows a one-time transfer of securities from the held-to-maturity to the available-for-sale or the trading category which can only be applied at the date of initial application of the Statement. This Statement was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however, on July 7, 1999 the Financial Accounting Standards Board (FASB) delayed the implementation date of this Standard for one year by the issuance of SFAS No. 137. The implementation has been delayed until fiscal years beginning after June 15, 2000. Earlier applications of the provisions of this Statement are encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of Statement No. 133. Management is currently in the process of evaluating the impact of Statement No. 133.

In October 1998, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 134. This Statement addresses the Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement amends FASB Statements No. 65 and No. 115. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management is currently in the process of evaluating the impact of Statement No. 134.

NOTE 6. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income which includes unrealized gains and losses on securities available for sale and is detailed as follows:

                                                               Six months ended              Three months ended
                                                                     June 30                       June 30
                                                               1999            1998          1999            1998
                                                              ----------------------        -----------------------
(Amounts in Thousands)

OTHER COMPREHENSIVE INCOME:
Holding losses arising during the period                      $(7,690)       $   (89)       $(5,862)       $  (288)
Tax benefit                                                     3,076             35          2,345            116
                                                              -------        -------        -------        -------
Holding losses arising during the period, net of tax           (4,614)           (54)        (3,517)          (172)
Reclassification adjustment for (gains) losses realized
    in net income                                                  --             --             --             --
Tax expense (benefit) of reclassifications                         --             --             --             --
                                                              -------        -------        -------        -------
Other comprehensive loss, net of tax                           (4,614)           (54)        (3,517)          (172)
Beginning accumulated other comprehensive income                1,238          1,251            141          1,369
                                                              -------        -------        -------        -------
Ending accumulated other comprehensive (loss) income          $(3,376)       $ 1,197        $(3,376)       $ 1,197
                                                              =======        =======        =======        =======

NOTE 7. SUBSEQUENT EVENTS

In July 1999, the Company executed a commitment to purchase an equity interest in Virginia Bankers Insurance Center, LLC (VBIC). The investment and participation in VBIC will allow the Company to offer a full line of property, casualty, life and health insurance products through its branch network through the newly established bank consortium. The initial investment in VBIC will total $460,000 and will result in an approximate 4% ownership interest in the consortium.

NOTE 8. CORPORATE REORGANIZATION

On April 19th, the Company completed the move of its corporate headquarters to Virginia and is now occupying its new Corporate Center at One Community Place in Bluefield, Virginia. Also effective April 30, 1999, the Company completed the consolidation of the former four subsidiary banks through the merger of three subsidiaries into First Community Bank, Inc., the surviving bank, which was then converted to a National Charter. As a result, all First Community divisions and branches operate as First Community Bank, N.A., the sole banking subsidiary of First Community Bancshares, Inc.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
July 16, 1999

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

RESULTS OF OPERATIONS

The Company reported net income of $8.0 million for the six month period ended June 30, 1999, a 44.9% increase over net income of $5.5 million for the corresponding period in 1998. Basic earnings per common share between the two periods increased 46.8%, from $.62 to $.91.

Net income for the second quarter of 1998 was impacted by the write-off of a portion of a commercial loan relationship which led to a $2.75 million additional loan loss provision for that quarter. The Company recognized the write-off in operations for the quarter and retained existing reserves to maintain overall asset quality and strengthen its reserve coverage of non-performing loans. The reduction in non-performing loans and additional provisions totaling $2.9 million increased the reserve to non-performing loans ratio to 112.2% as of June 30, 1998, up from 79.3% at year-end 1997 and has been further increased to 133.9% at June 30, 1999 in comparison to 140.1% at December 31, 1998.

Net income for the second quarter of 1999 totaled $4.1 million, 168.1% higher than net earnings for the corresponding second quarter of 1998. The increase reflects the added loan loss provisions of $2.9 million in the second quarter of 1998 which absorbed the above referenced loan charge-off and brought loan loss reserves to a level targeted to exceed 100% of non-performing loans at June 30, 1998. The improvement in earnings for 1999 is primarily attributed to the reduction in loan loss provisions, improvement in net interest margin through deposit and short-term borrowing cost control and increased efficiency in operations. Net income for the second quarter of 1999 reflects a decline in interest income, however, this was offset by a corresponding reduction in interest expense in order to maintain the level of net interest income. The sale of credit card portfolios in the third and fourth quarters of 1998 resulted in reductions in interest income of $1.3 million and in operating expenses of $835,000 associated with credit card maintenance and operations when comparing the six month periods ended June 30, 1999 to June 30, 1998.

Non-interest income for the six month period ended June 30, 1999 decreased $1,357,000 from the comparable period in 1998. The largest portion of this decrease is the result of a one time gain on settlement of the Company's defined benefit pension plan in the first half of 1998 totaling $1.062 million and an $855,000 reduction in 1999 service charges, commissions and fees stemming from the sale of the credit card portfolio. The credit card portfolio was sold in the third and fourth quarters of 1998. However, this reduction was partially offset by a $301,000 increase in fiduciary earnings in the first half of 1999.

Basic and diluted earnings per share for the second quarter of 1999 were $.47 versus $.18 for the three months ended June 30, 1998. The per share amounts presented for 1998 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the March 31, 1999 five-for-four stock split.

NET INTEREST INCOME

Net interest income, the largest contributor to earnings was $21.3 million for the first six months of 1999 as compared with $22.0 million for the corresponding period in 1998. Tax equivalent net interest income totaled $23.0 million for the first half of 1999, a decrease of $.6 million from the $23.6 million reported in the first six months of 1998. This decrease in net interest income relates largely to a $50.1 million decrease in average loans between the two periods due to the sale of $15 million in credit card receivables and a high level of commercial loan prepayments experienced in response to the declining loan rate environment in the latter part of 1998. The declining rate environment stimulated refinancing of loans during 1998 with significant volume moving to competing capital markets securitized arrangements. Partially offsetting the decline due to loan volume was an increase in the level of tax exempt earnings and assets as well as significant reductions in deposit interest cost.

The Company's tax equivalent net interest margin of 4.91% for the first half of 1999 reflects a declining yield on earning assets, largely offset by the declining cost of funds, from the first six months of 1998 when tax equivalent net interest margin was 4.93%. The Company's earning asset base moved from loans to investment securities and securities available for sale as a result of loan prepayments experienced in 1998. The overall yield on average earning assets declined by 57 basis points from 8.95% at June 30, 1998 to 8.38% at June 30, 1999. Alternatively, the cost of interest-bearing liabilities declined by 54 basis points from 4.63% in 1998 to 4.09% in 1999. As a result of significant decreases in the cost of funds and recent gains in the loan portfolio, net interest margin has recovered to its current level of 5.02% at the end of June 1999.

Loans, the Company's highest yielding asset category, experienced a decrease in average balances of $50.1 million or 7.5%, comparing the first six months of 1999 to the corresponding period in 1998. This decrease in the loan portfolio is largely the result of the aforementioned credit card portfolio sale and the increase in prepayment levels on commercial loans. The tax equivalent yield on the loan portfolio was 9.25% for the first six months of 1999 down from 9.79% for the same period in 1998. The tax equivalent yield on securities available for sale declined from 6.90% in 1998 to 6.32% in the corresponding first six months of 1999. Investment securities held to maturity experienced a 59 basis points increase in yield from 7.45% in the first six months of 1998 to 8.04% for the corresponding period in 1999.

Average balances in securities available for sale increased from the June 30, 1998 level of $150.7 million to $226.0 million at June 30, 1999. This increase is the result of the investment of interest-bearing balances and federal funds sold (short-term investments) in order to achieve higher yields.

The cost of short-term borrowings decreased 83 basis points over the past twelve months from 4.57% in 1998 to 3.74% for the corresponding first six months of 1999 while time deposits decreased 39 basis points from 5.57% in the first six months of 1998 to 5.18% for the corresponding period in 1999. Interest-bearing demand deposits experienced a 63 basis point decrease from 2.80% in 1998 to 2.17% in 1999. Savings accounts experienced a similar 69 basis point decrease from 3.04% in 1998 to 2.35% in 1999. With the accumulation of significant liquidity in 1998 from rolloff and prepayments on loans and investment securities, rates paid on both core and non-core sources of funding were reduced and resulted in stabilizing interest margins in the first half of 1999. Average deposit balances have declined as a result of a degree of price sensitivity primarily in non-core time deposits and repurchase agreements.

In comparing the second quarter of 1999 with the second quarter of 1998, net interest income remained relatively flat. Despite decreases in earning assets and the declining asset yields as a result of prepayment and refinancing activity between the quarters, interest income declined $1.72 million while deposit cost declined by $1.75 million between the quarters. Deposit cost reflected reductions in all categories of interest bearing liabilities between June 30, 1999 and 1998.

                           AVERAGE BALANCE SHEETS AND
                          NET INTEREST INCOME ANALYSIS

-----------------------------------------------------------------------------------------------------------------------------------
                                                          SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                           JUNE 30, 1999                               JUNE 30, 1998
(UNAUDITED)                                   ---------------------------------------      ----------------------------------------
(AMOUNTS IN                                   AVERAGE         INTEREST     YIELD/RATE      AVERAGE      INTEREST      YIELD/RATE
THOUSANDS)                                    BALANCE          (1) (2)        (2)          BALANCE        (1) (2)         (2)
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
Loans (3)
    Taxable                                 $   604,577         27,670        9.23%     $   651,163     $    31,524         9.76%
    Tax-Exempt                                   10,421            552       10.69%          13,921             759        10.99%
                                            -----------       --------                  -----------     -----------        -----
    Total                                       614,998         28,222        9.25%         665,084          32,283         9.79%
                                                              --------                                  -----------
Reserve for Loan Losses                         (11,277)                                    (11,816)
                                            -----------                                 -----------
    Net Total                                   603,721                                     653,268

Investments Available for Sale:
    Taxable                                     189,063          5,676        6.05%         128,158           4,392         6.91%
    Tax-Exempt                                   36,974          1,411        7.70%          22,528             767         6.86%
                                            -----------       --------                  -----------     -----------
    Total                                       226,037          7,087        6.32%         150,686           5,159         6.90%
                                                              --------                  -----------     -----------
Investment Securities Held to Maturity:
    Taxable                                       7,579            258        6.86%          25,005             899         7.25%
    Tax-Exempt                                   74,107          2,998        8.16%          75,185           2,802         7.52%
                                            -----------       --------                  -----------     -----------
    Total                                        81,686          3,256        8.04%         100,190           3,701         7.45%
                                                              --------                                  -----------

Interest-Bearing Deposits                        17,963            401        4.50%          32,969             904         5.53%
Federal Funds Sold                               17,730            402        4.57%          27,328             744         5.49%
                                            -----------       --------       -----      -----------     -----------        -----

Total Earning Assets                            947,137         39,368        8.38%         964,441          42,791         8.95%
                                                              --------       -----                      -----------        -----
Other Assets                                     94,101                                      93,867
                                            -----------                                 -----------
    Total                                   $ 1,041,238                                 $ 1,058,308
                                            ===========                                 ===========

Interest-Bearing Liabilities:
    Interest-Bearing Demand Deposits$           137,646          1,482        2.17%     $   131,963           1,835         2.80%
    Savings Deposits                            147,939          1,725        2.35%         151,747           2,287         3.04%
    Time Deposits                               459,461         11,809        5.18%         478,772          13,217         5.57%
    Short-Term Borrowings                        45,272            839        3.74%          50,894           1,154         4.57%
    Other Indebtedness                           15,638            474        6.11%          23,749             735         6.24%
                                            -----------       --------      ------      -----------     -----------        -----
    Total Interest-Bearing Liabilities          805,956         16,329        4.09%         837,125          19,228         4.63%
                                            -----------       --------      ------      -----------     -----------        -----

Demand Deposits                                 119,459                                     108,178
Other Liabilities                                11,996                                      12,884
Stockholders' Equity                            103,827                                     100,121
                                            -----------                                 -----------
    Total                                   $ 1,041,238                                 $ 1,058,308
                                            ===========                                 ===========

Net Interest Earnings                                         $ 23,039                                  $    23,563
                                                              ========                                  ===========

Net Interest Spread                                                           4.29%                                         4.32%
                                                                            ======                                         =====

Net Interest Margin                                                           4.91%                                         4.93%
                                                                            ======                                         =====


(1) Interest amounts represent taxable equivalent results for the first six months of 1999 and 1998.

(2) Fully Taxable Equivalent-using the statutory rate of 35%.

(3) Non-accrual loans are included in average balances outstanding with no related interest income.

PROVISION AND RESERVE FOR LOAN LOSSES

In order to maintain a balance in the reserve for loan losses which is sufficient to absorb potential loan losses, charges are made to the provision for loan losses (provision). The provision was $835,000 for the first six months of 1999 compared with $5,076,000 for the corresponding period in 1998. The second quarter of 1998 provision was elevated as a result of the previously discussed $2.75 million commercial loan charge-off and efforts to increase the Company's coverage ratio of non-performing loans to over 100%.

First Community consistently applies a monthly review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of loan loss reserves. The total loan loss reserve is divided into two categories which apply to specifically identified loan relationships which are either on non-accrual status, ninety-days past due or loans with elements of credit weakness (allocated reserves) and formula and unallocated reserves.

Allocated reserves are specifically targeted to cover loan relationships which are identified with significant credit weakness and for which a collateral deficiency may be present. Impaired loans are identified in accordance with Statement of Financial Accounting Standard (SFAS) No. 5 and measured and recorded in accordance with SFAS No. 114 and SFAS No. 118. The allocated reserves established under the specific identification method are judged based upon the borrower's current operating status and projected liquidation value of pledged collateral.

Formula and unallocated reserves are available to cover the homogeneous pool of loans, which are not specifically identified as potential problems. The formula and unallocated reserve is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). To determine the amount of reserve needed for each loan category, a rolling three-year average net loan charge-off percentage is calculated. The calculated percentage is used to determine the required reserve excluding the relationships specifically identified under the allocated reserve method. The Company's policy also requires that the historic net charge-off percentage be maintained at not less than 1% for each category of loans.

The composition of First Community's allowance for loan losses was as follows at June 30, 1999, and December 31, 1998.


                                        June 30       December 31
(In Thousands)                           1999            1998
                                        -------        -------

Specific Reserves                       $ 1,762        $ 1,642
Formula and Unallocated Reserves          9,349          9,762
                                        -------        -------
         Total Reserves                 $11,111        $11,404
                                        =======        =======


The formula and unallocated reserve for loan losses decreased by $413,000 or 4.2% when comparing June 30, 1999 to December 31, 1998. The decline is primarily a function of a decline in net charge-offs as a result of the sale of the credit card portfolio, improvements in consumer loan underwriting, and a general improvement in overall loan quality. In light of the reduction in net charge-offs in 1999, the monthly provision for possible loan losses was reduced from the prior year level.

Net charge-offs for the first half of 1999 were $1.1 million as compared to $4.7 million for the corresponding period in 1998. Expressed as a percentage of average loans, net charge-offs were .18% for the six month period ended June 30, 1999 and .71% for the corresponding period in 1998.

The reserve for loan losses totaled $11.1 million at June 30, 1999 and 11.4 million at December 31, 1998 resulting in reserve to loan ratios of 1.75% and 1.87% for the respective periods.

The coverage ratio represents the percentage of non-performing loans covered through available reserves. As of June 30, 1999, this ratio was 133.9% as compared to 112.2% at June 30, 1998 and 140.1% at December 31, 1998.

Management continually evaluates the adequacy of the reserve for loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. It is the opinion of management that the allowance for loan losses of $11.1 million of June 30, 1999 is adequate based on the current risk profile in the loan portfolio. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 1999.

NON-INTEREST INCOME

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income decreased $1,357,000, or 23.8% from $5,710,000 for the six months ended June 30, 1998 to
$4,353,000 for the corresponding period in 1999. The largest contributor to the decrease in non-interest income is the recognition in 1998 of a $1.062 million gain on the settlement of the Company's defined benefit pension plan. In addition to this non-recurring gain, service charges, commissions and other revenues decreased 49.1% due in large part to the reduced transaction fees of $855,000 associated with the sale of the credit card portfolio. Non-interest income decreased $237,000 when comparing the second quarter of 1998 to the corresponding period in 1999, of which $159,000 was the result of the sale of the credit card division.

NON-INTEREST EXPENSE

Non-interest expense which totaled $13.3 million in the first six months of 1999 decreased $1.4 million from $14.7 million in the corresponding period in 1998. The largest contributor to the decline relates to the elimination of credit card costs of $1.2 million including credit card processing fees of $835,000, as a result of the sale of substantially all credit card loans. Other operating expense of $4,282,000 for the six months ended June 30, 1999 decreased by $1.2 million from $5,478,000 in the corresponding period in 1998. This category of costs includes the $835,000 decrease is credit card processing fees.

Non-interest expense decreased $500,000 when comparing the second quarter of 1998 to the corresponding period in 1999. Of this amount, the credit card operating expenses accounted for approximately $493,000, substantially all of the reduction.

FINANCIAL POSITION

SECURITIES

Securities consisting of U.S. Agency and state and municipal bonds and various collateralized mortgage obligations totaled $305.0 million at June 30,1999 which represents an increase of $27.8 million from December 31, 1998. This 10.0% increase is primarily attributable to the reinvestment of interest bearing bank balances representing overnight funds sold to various correspondents and the Federal Home Loan Bank (FHLB). This increase is net of securities called prior to maturity and principal prepayments on mortgage backed securities. Securities are divided into two basic categories: Held to Maturity and Available for Sale.

Securities available for sale were $224.4 million at June 30, 1999 as compared to $193.2 million at December 31, 1998. Securities available for sale are recorded at their fair market value. The unrealized gain or loss, which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as part of accumulated other comprehensive (loss) income. The accumulated other comprehensive income after taxes of $1.2 million at December 31, 1998, decreased significantly by $4.6 million to an accumulated other comprehensive loss of $3.4 million at June 30, 1999.

The material reduction in the market value of available for sale securities reflects recent increases in the bond interest rate environment and its inverse effect on bond market values. The decrease in market value is reflected, net of deferred taxes, as other comprehensive loss in the Company's statements of income and is accumulated within the Company's stockholders equity. Market gains and losses on bonds fluctuate with the interest rate environment as evidenced by the increase in market value, net of tax, of $856,000 between the close of the second quarter and the end of July 1999.

The Held to Maturity category of investment securities, which is purchased with the intent to hold until maturity, totaled $80.7 million at June 30, 1999 as compared with $84.0 million at December 31, 1998. The market value of these securities was 105.1% and 102.3% of book value at December 31, 1998 and June 30, 1999, respectively. This category of securities is comprised largely of state and municipal bonds which are generally not subject to federal income taxes.

LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography and industry. A common credit underwriting structure and review process for loans is in place throughout the Company.

Total loans increased $23.2 million from $611.5 million at December 31, 1998 to $634.7 million at June 30, 1999. Likewise, the loan to deposit ratio increased from 69.8% at December 31, 1998 to 74.5% at June 30, 1999. The increase in outstanding loans reflects a slight increase in commercial and commercial real estate loan demand and effective sales and relationship management activities by loan account officers in 1999.

Average total loans decreased $50.1 million between the second quarter of 1998 and 1999 due primarily to the accelerated prepayment levels experienced in 1998 as a result of the declining rate environment in the latter part of 1998 which increased the refinancing incentive in the marketplace. As noted above, this trend began to reverse in early to mid 1999 as evidenced by the increase in loans in the first half of 1999.

The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest portion of the portfolio, comprising $260.4 million or 40.9% of total loans at June 30, 1999 and $247.9 million or 40.4% of total loans at December 31, 1998. Residential real estate loans increased in total dollars to $237.4 million and increased as a percentage of the portfolio to 37.3% of total loans at June 30, 1999 as compared with $228.2 million or 37.2% at December 31, 1998. Loans to individuals decreased slightly from $126.6 million or 20.9% of total loans at December 31, 1998 to $125.8 million or 19.8% of total loans at June 30, 1999.

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $10.1 million at June 30, 1999, or 1.59% of total loans and OREO, compared with $11.7 million or 1.91% at December 31, 1998. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands)                  June 30       March 31      December 31   September 30      June 30
                                 1999           1999           1998            1998           1998
                                -------        -------        -------        -------        -------

Non-Accrual                     $ 7,970        $ 7,157        $ 7,763        $ 7,752        $ 8,725

Ninety Days Past Due                328            493            377            343          1,740

Other Real Estate Owned           1,798          2,041          3,547          3,811          2,878
                                -------        -------        -------        -------        -------

                                $10,096        $ 9,691        $11,687        $11,906        $13,343
                                =======        =======        =======        =======        =======
Restructured loans
performing in accordance
with modified terms             $   460        $   524        $   509        $   511        $   517
                                =======        =======        =======        =======        =======

Non-accrual loans increased $207,000 while loans ninety days past due decreased $49,000, respectively when comparing June 30, 1999 to December 31, 1998. The increase in non-accrual loans is the result of the addition of a $2.0 million commercial loan relationship, which was transferred to non-accrual status. However, this was largely offset by the cure of several smaller commercial relationships that were brought current or liquidated and removed from non-accrual status as a result of proceeds received on the outstanding balances. The $2.0 million loan relationship referenced above represents a real estate secured commercial loan with planned a resolution involving liquidation of the collateral through foreclosure. The volume of non-accrual loans remains near $8.0 million due to several larger loan relationships which are slow in resolution due to pending Chapter 11 Bankruptcy proceedings.

Management believes that the extent of problem loans at June 30, 1999 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns which have been taken and allowances that have been established.

STOCKHOLDERS' EQUITY

Total stockholders' equity was $101.8 million at June 30, 1999, substantially unchanged, versus $101.7 million reported for December 31, 1998. Stockholders' equity was increased by earnings net of dividends of $4.4 million. However, this increase was offset by the decrease in the accumulated other comprehensive income of $4.6 million from $1,238,000 at December 31, 1998 to an accumulated other comprehensive loss of $3,376,000 at June 30, 1999. Stockholders' equity also reflects an increase due to the allocation of $942,000 of the $1,274,000 cost of unallocated ESOP shares and a decrease of $562,000 as a result of treasury stock purchases in the first half of 1999 pursuant to the Company's stock repurchase program.

The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance commitments based on inherent risks associated with the respective asset types. At June 30, 1999, the Company's risk adjusted capital-to-asset ratio was 13.80%. The Company's leverage ratio at June 30, 1999 was 8.07% compared with 7.37% at December 31, 1998. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($32.0 million), investment securities available for sale ($224.4 million) and Federal Home Loan Bank credit availability of approximately $149.0 million. Cash advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

YEAR 2000

The arrival of January 1, 2000 is expected to cause disruption in some computer systems with two-digit year fields, which cannot distinguish between the years 1900 and 2000. In response to this potential threat, First Community Bancshares, Inc. and affiliates established an oversight committee in 1997 to assess its systems and to direct and monitor its Year 2000 readiness project. As of June 30, 1999 and the date of this report, the project is proceeding on schedule with all major milestones in the project now complete. The principal purpose of the project is to address issues or potential issues involving computer programs and imbedded computer chips which may be unable to distinguish between the Year 1900 and the Year 2000. The Project Committee is comprised of key management and operational personnel within the Company. This committee which was appointed by the Company's Board of Directors, has full authority to direct resources as necessary to ensure that project objectives are achieved and completed within prescribed time frames and well in advance of the millennium date change. The committee completed work in the awareness and assessment phases by identifying those computer systems which the Company uses to process important information, and those other systems which may have embedded computer chips which are subject to Year 2000 problems, such as security systems, elevators and bank vaults. The Committee then determined which of such systems should be considered "mission critical". The remediation phase involved upgrading or replacing hardware, software and other systems which could be affected by Year 2000 problems. In order to determine the Company's exposure due to potential third-party Year 2000 problems, the oversight committee coordinated the risk assessment of significant loan relationships and suppliers, in order to evaluate the state of readiness of these entities to deal with Year 2000 problems. The remediation and testing phases are complete for all mission critical systems. Additional testing for some systems may be required as vendor provided releases are made available throughout the remainder of 1999.

     Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely effect the Company's results of operations, liquidity and financial condition. For example, if significant loan customers experience severe Year 2000 problems, their ability to repay their loan obligations in a timely manner would be adversely affected. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of certain third party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition, however, risk assessments, stratification of significant loan relationships and follow up assessments have been completed to help reduce the likelihood of problems with these relationships. Additionally, loan review procedures and assessment of year 2000 readiness of new loan relationships have been implemented. Completion of the Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents and customers.

     Costs

The projected cost of the Year 2000 project (excluding allocation of administrative time) is approximately $150,000. The total amount expended on the project through June 30, 1999 is approximately $132,000 and includes a portion of the cost of existing operational and Information Systems staff in the assessment, testing and verification of systems. These costs, which have been charged to operations, are comprised primarily of salaries of existing personnel who have redirected portions of their normal work schedule to complete testing and validation. The total remaining cost of the Year 2000 project is estimated at $22,000, which will be used primarily to replace additional personal computers, which are not considered mission critical. These remaining computers will be placed into service within the third quarter of 1999.

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

     Contingency Planning

The Company has developed a contingency plan for mission critical systems designed to allow it to avoid significant business interruption in the event current systems are affected by Year 2000 issues. This Contingency Plan involves the maintenance of alternate processing sites, acquisition and development of additional human resources to assist in additional remediation, if necessary, throughout 1999 and in the first quarter of year 2000, as well as the development of alternate procedures which can be employed as back-up processes for existing automated business processes. The Company has validated its Contingency Plan to assure its effectiveness as a viable business recovery tool. The plan will be continually evaluated through year-end 1999 and updated in light of changing circumstances.

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk (IRR) and Asset/Liability Management

The Bank's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of interest rate risk (IRR) have included shortening the average maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Bank's interest-earning assets.

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

The overall interest rate environment remained relatively flat during the first three months of 1999, however, interest rates have trended up over the past several months and concluded the quarter with the Federal Open Market Committee increasing the Fed Funds rate by .25% on June 30, 1999. The New York prime rate, now at 8.00%, moved up .25% with the Fed Funds rate and the treasury yield curve has also experienced increases. Since

December 31, 1998, the Company's balance sheet profile has shifted to a less asset sensitive position due to the reinvestment of securities into longer term, higher yielding investments to increase the portfolio yield and increase the net interest margin. The interest rate environment has experienced moderate increases since year-end 1998, however changes in market risks and the Company's exposure to IRR remain within the Company's guidelines for tolerance of risk to net interest income. A more detailed discussion of interest rate risk, including tabular presentation of projected changes in net interest income, is included in the Company's annual report on Form 10-K for December 31, 1998.


FCB, INC.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    (a) In the matter of Ann Tierney Smith, Executrix, et al versus FCFT, First Community Bank, Gentry, Locke and William Gurst, the court has ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff filed a motion requesting an immediate appeal of that ruling to the state supreme court, however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter, however, the Company and legal counsel are of the opinion that it will prevail in this matter and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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

Item 5.  Other Information

    (a)  N/A

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         Exhibit 15- Letter regarding unaudited interim financial information
         Exhibit 27- Financial Data Schedule

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the second quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE: August 12, 1999


/s/ JAMES L. HARRISON, SR.
----------------------------------------
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE: August 12, 1999


/s/ JOHN M. MENDEZ
----------------------------------------
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)