Form 10-Q
period 1999-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 1999-11-15
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 1999

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

                 One Community Place, Bluefield, Virginia 24605
               (Address of principal executive offices) (Zip Code)

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
                         Yes _X_           No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at October 31, 1999
Common Stock, $1 Par Value                                 8,745,110
                                                -------------------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                    For the quarter ended September 30, 1999

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                  REFERENCE
                                                                                 ---------
          Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 and
             December 31, 1998                                                        3
          Consolidated Statements of Income and Comprehensive Income for the
             Three and Nine Month Periods Ended September 30, 1999 and 1998           4
          Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1999 and 1998                            5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months Ended September 30,
             1999 and 1998                                                            6
          Notes to Consolidated Financial Statements                                7-9
          Independent Accountants' Report                                            10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            11-19

          Item 3.  Quantitative and Qualitative Disclosures about                 19-20
                   Market Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 21

          Item 2.  Changes in Securities and Use of Proceeds                         21

          Item 3.  Defaults Upon Senior Securities                                   21

          Item 4.  Submission of Matters to a Vote of                                21
                   Security Holders

          Item 5.  Other Information                                                 21

          Item 6.  Exhibits and Reports on Form 8-K                               21-23

SIGNATURES                                                                           24

PART I. ITEM 1. FINANCIAL STATEMENTS

                        FIRST COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
(UNAUDITED)                                                           SEPTEMBER 30           DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                 1999                   1998
-----------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                $    31,845           $    33,943
Interest bearing balances - FHLB                                               283                57,523
Federal funds sold                                                               7                25,630
Securities available for sale (amortized cost
   of $224,977, September 30, 1999; $191,131
   December 31, 1998)                                                      218,150               193,194
Investment securities:
   U.S. Treasury securities                                                    100                   100
   U.S. Government agencies and corporations                                 4,023                 7,546
   States and political subdivisions                                        74,688                75,009
   Other securities                                                          1,364                 1,361
                                                                       -----------           -----------
     Total Investment Securities (market value, $81,245,
      September 30, 1999; $88,256,December 31, 1998)                        80,175                84,016

Loans held for investment, net of unearned income                          661,364               611,493
Loans available for sale                                                     4,278                    --
   Less: reserve for loan losses                                            11,091                11,404
                                                                       -----------           -----------
   Net loans                                                               654,551               600,089
Premises and equipment, net                                                 18,943                17,986
Other real estate owned                                                      1,786                 3,547
Interest receivable                                                          7,421                 7,030
Other assets                                                                11,735                 6,684
Intangible assets                                                           24,048                24,346
                                                                       -----------           -----------
   Total assets                                                        $ 1,048,944           $ 1,053,988
                                                                       ===========           ===========

Liabilities
Deposits, non-interest bearing                                         $   117,555           $   123,992
Deposits, interest-bearing                                                 725,964               752,004
                                                                       -----------           -----------
   Total Deposits                                                          843,519               875,996
Interest, taxes and other liabilities                                       14,791                10,417
Federal funds purchased                                                     36,000                    --
Securities sold under agreement to repurchase                               41,672                47,680
Other indebtedness                                                          10,230                18,176
                                                                       -----------           -----------
   Total Liabilities                                                       946,212               952,269
                                                                       -----------           -----------

Stockholders' Equity
Common stock, $1 par value, 10,000,000 shares authorized;
   8,991,586 issued in 1999 and 1998; 8,750,990 and 8,767,552
   shares outstanding in 1999 and 1998, respectively                         8,992                 8,992
Additional paid-in capital                                                  34,264                34,306
Retained earnings                                                           66,714                60,250
Unallocated common stock held by ESOP, at cost                                (722)               (1,664)
Treasury stock, at cost                                                     (2,420)               (1,403)
Accumulated other comprehensive (loss) income                               (4,096)                1,238
                                                                       -----------           -----------
   Total Stockholders' Equity                                              102,732               101,719
                                                                       -----------           -----------
   Total Liabilities and Stockholders' Equity                          $ 1,048,944           $ 1,053,988
                                                                       ===========           ===========



See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

--------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT                                    NINE MONTHS ENDED                   THREE MONTHS ENDED
SHARE AND PER SHARE DATA)                                           SEPTEMBER 30                        SEPTEMBER 30
                                                                1999              1998             1999                1998
--------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                                  $    42,675        $   47,649       $    14,646        $   15,632
Interest on securities available for sale                         9,925             6,595             3,331             1,704
Interest on investment securities:
   U.S. Treasury securities                                          26               102                15                14
   U.S. Government agencies and corporations                        220               883                58               303
   States and political subdivisions, tax exempt                  2,968             3,002               988               992
   Other securities                                                  79                64                26                22
Interest on federal funds sold                                      403             1,181                 1               437
Interest on deposits in banks                                       424             2,130                23             1,226
                                                            -----------        ----------       -----------        ----------
   Total Interest Income                                         56,720            61,606            19,088            20,330
                                                            -----------        ----------       -----------        ----------

Interest Expense:
Interest on deposits                                             22,092            25,977             7,076             8,638
Interest on borrowings                                            2,009             2,884               695               995
                                                            -----------        ----------       -----------        ----------
   Total Interest Expense                                        24,101            28,861             7,771             9,633
                                                            -----------        ----------       -----------        ----------
   Net Interest Income                                           32,619            32,745            11,317            10,697
Provision for loan losses                                         1,340             5,825               505               749
                                                            -----------        ----------       -----------        ----------
Net Interest Income After Provision for
   Loan Losses                                                   31,279            26,920            10,812             9,948
                                                            -----------        ----------       -----------        ----------

Non-Interest Income:
Fiduciary income                                                  1,664             1,270               479               386
Service charges on deposit accounts                               2,727             2,809               928               948
Other charges, commissions and fees                               1,236             2,325               424               731
Gain on settlement of pension plan,
   net of excise tax                                                 --             1,062                --                --
Net securities gains                                                 --                21                --                --
Gain on sale of credit card portfolio                                --               841                --               841
Other operating income                                              654               482                97               194
                                                            -----------        ----------       -----------        ----------
   Total Non-Interest Income                                      6,281             8,810             1,928             3,100
                                                            -----------        ----------       -----------        ----------

Non-Interest Expense:
Salaries and employee benefits                                    9,161             9,197             3,048             2,946
Occupancy expense of bank premises                                1,552             1,468               519               510
Furniture and equipment expense                                   1,346             1,544               446               540
Goodwill amortization                                             1,525             1,547               514               512
Other operating expense                                           6,500             8,228             2,218             2,750
                                                            -----------        ----------       -----------        ----------
   Total Non-Interest Expense                                    20,084            21,984             6,745             7,258
                                                            -----------        ----------       -----------        ----------

Income before income taxes                                       17,476            13,746             5,995             5,790
Income tax expense                                                5,470             4,261             1,941             1,795
                                                            -----------        ----------       -----------        ----------
   Net Income                                                    12,006             9,485             4,054             3,995
Other comprehensive (loss) income, net of tax                    (5,334)              168              (720)              223
                                                            -----------        ----------       -----------        ----------
Comprehensive Income                                        $     6,672        $    9,653       $     3,334        $    4,218
                                                            ===========        ==========       ===========        ==========
Basic and diluted earnings per common share                 $      1.37        $     1.08       $       .46        $      .46
                                                            ===========        ==========       ===========        ==========
Weighted average basic and diluted shares outstanding         8,776,029         8,809,780         8,766,031         8,789,818


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS)                                               NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                ------------------------------
                                                                   1999              1998
----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                      $  12,006         $   9,485
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                        1,340             5,825
   Depreciation of premises and equipment                           1,059             1,160
   Amortization of intangibles                                      1,495             1,419
   Investment amortization and (accretion), net                       395              (108)
   Gain on the sale of assets, net                                   (251)             (224)
   Other liabilities, net                                             601            (1,169)
   Interest receivable                                               (391)              735
   Other assets, net                                               (1,143)            1,454
   Other, net                                                         (22)               87
                                                                ---------         ---------

    Net cash provided by operating activities                      15,089            18,664
                                                                ---------         ---------

Cash Flows From Investing Activities:
Increase (decrease) in cash realized from:
   Maturities and calls of investment securities                    3,864            18,684
   Maturities and calls of securities available for sale           27,115            77,393
   Sale of securities available for sale                            4,568                --
   Purchase of investment securities                                   --              (300)
   Purchase of securities available for sale                      (65,861)          (51,419)
   Loans to customers, net                                        (49,278)           35,875
   Purchase of equipment                                           (2,086)             (324)
   Sale of equipment                                                   80               287
   Net cash used in acquisitions                                   (1,413)               --
                                                                ---------         ---------

   Net cash (used in) provided by investing activities            (83,011)           80,196
                                                                ---------         ---------

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
   Demand and savings deposits, net                               (11,041)           18,798
   Time deposits, net                                             (21,432)           (1,622)
   Short-term borrowings, net                                      29,992            (2,262)
   Increase in long-term debt                                          --             3,000
   Payment of long-term debt                                       (7,981)           (3,966)
   Acquisition of treasury stock                                   (1,017)              (86)
   Acquisition of unallocated ESOP shares                              --            (1,274)
   Cash paid in lieu of fractional shares                             (18)              (27)
   Cash dividends paid                                             (5,542)           (5,283)
                                                                ---------         ---------

   Net cash (used in) provided by financing activities            (17,039)            7,278
                                                                ---------         ---------

Net (decrease) increase in cash and cash equivalents              (84,961)          106,138
Cash and cash equivalents at beginning of year                    117,096            47,123
                                                                ---------         ---------
Cash and cash equivalents at end of quarter                     $  32,135         $ 153,261
                                                                =========         =========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT                                                                                        ACCUMULATED
SHARE AND PER SHARE DATA)                                ADDITIONAL                    UNALLOCATED                       OTHER
                                             COMMON       PAID-IN         RETAINED     COMMON STOCK     TREASURY     COMPREHENSIVE
                                             STOCK        CAPITAL         EARNINGS     HELD BY ESOP       STOCK       INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------------------------
Balance beginning of
    the period,
    January 1, 1998                          $8,992       $ 34,306        $ 54,564        $    --        $(1,271)       $ 1,251

Net Income                                       --             --           9,485             --             --             --

Common dividends
    declared ($.60
    per common share)                            --             --          (5,283)            --             --             --

Purchase of 3,281 shares
    at $26.20 per share                          --             --              --             --            (86)            --

Purchase of unallocated common stock
    by ESOP                                      --             --              --         (1,274)            --             --

Other comprehensive income, net of tax           --             --              --             --             --            168
                                             ------       --------        --------        -------        -------        -------

Balance, September 30, 1998                  $8,992       $ 34,306        $ 58,766        $(1,274)       $(1,357)       $ 1,419
                                             ======       ========        ========        =======        =======        =======

Balance beginning of
    the period,
    January 1, 1999                          $8,992       $ 34,306        $ 60,250        $(1,664)       $(1,403)       $ 1,238

Net income                                       --             --          12,006             --             --             --

Common dividends
    declared ($.63
    per common share)                            --             --          (5,542)            --             --             --

Allocation of  ESOP shares                       --            (42)             --            942             --             --

Purchase of 47,436 shares
    at $21.44 per share                          --             --              --             --         (1,017)            --

Other comprehensive loss, net of tax             --             --              --             --             --         (5,334)
                                             ------       --------        --------        -------        -------        -------

Balance, September 30, 1999                  $8,992       $ 34,264        $ 66,714        $  (722)       $(2,420)       $(4,096)
                                             ======       ========        ========        =======        =======        =======


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of September 30, 1999 and the unaudited consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for the periods ended September 30, 1999 and 1998 have been prepared by the management of First Community Bancshares, Inc. (FCBI, the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at September 30, 1999 and its results of operations, cash flows, and changes in stockholders' equity for the periods ended September 30, 1999 and 1998, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

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

NOTE 2. ACQUISITIONS

On September 28, 1999, First Community Bank, N.A. (FCBNA), the Company's wholly-owned banking subsidiary acquired 100% of the common stock of United First Mortgage, Inc. (UFM), headquartered in Richmond, Virginia. UFM is a mortgage brokerage company with assets of approximately $6.4 million and 9 offices located in a geographic region along a corridor of Interstates I-64 and I-81 and ranging from Virginia Beach, Virginia to Harrisonburg, Virginia. Pursuant to the Agreement, FCBNA exchanged cash of $1.95 million for all of UFM's outstanding 3,000 common shares with provisions for additional consideration contingent upon the financial performance of UFM in subsequent years. The total initial consideration paid resulted in an intangible asset of approximately $1.2 million, which is being amortized on a straight-line basis over a 15-year period. The contingent payments to be made in subsequent years will be capitalized as goodwill upon the determination of the contingent payment amounts and amortized over the remaining useful life, if any, of the original goodwill purchase. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of UFM are included in consolidated results of FCBI from the date of acquisition. Subsequent to the merger, UFM operates as a wholly owned subsidiary of FCBNA. Presently, all loans originated by UFM are classified as held for sale. The loans are reviewed individually and presented at the lower of cost or market value, however, due to the short turnaround on outstanding commitments and the fact that investors are identified at the point of the loan commitment, the market value is generally greater than cost. UFM does not securitize the loans that are available for sale and UFM does not retain servicing on any of the loans sold.

The following unaudited proforma financial information shows the effect of the United First Mortgage, Inc. acquisition as if the transaction were consummated on January 1, 1998:

                        FIRST COMMUNITY BANCSHARES, INC.
              UNAUDITED SUPPLEMENTAL PROFORMA FINANCIAL INFORMATION
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        Nine Months Ended            Three Months Ended
                                                          September 30                  September 30
                                                        1999          1998           1999          1998
                                                    --------      --------        -------      --------
Net Interest Income                                $  32,619     $  32,745       $ 11,317     $  10,697
Net Income                                            11,902         9,479          4,015         3,967
Basic and diluted earnings per common share             1.36          1.08            .46           .45

NOTE 3.  CASH FLOWS

For the nine months ended September 30, 1999 and 1998, for purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing balances available for immediate withdrawal of $32.1 million at September 30, 1999 and $118.8 million at September 30, 1998, and federal funds sold of $7,000 at September 30, 1999 and $34.5 million at September 30, 1998.

NOTE 4.  LITIGATION

The Company is currently a defendant (as well as plaintiff and counterclaimant) in various legal actions and asserted claims, involving employment matters, lending and collection and fiduciary activities in the normal course of business. While the Company and legal counsel are unable to assess the outcome of each of these matters, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

The Company is currently a defendant in litigation styled Ann Tierney Smith, Executrix, et al versus FCFT, First Community Bank, Gentry, Locke and William Gust. In this matter, the plaintiffs are seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. In February of this year the court ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff subsequently filed a motion requesting an immediate appeal of that ruling to the state supreme court; however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter, however, the Company and legal counsel are of the opinion that it will prevail in this matter and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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

NOTE 6.  OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:

                                                                    Nine months ended          Three months ended
                                                                      September 30                September 30
                                                                    1999         1998          1999          1998
                                                                    -----------------          ------------------
(Amounts in Thousands)

OTHER COMPREHENSIVE INCOME:
Holding (losses) gains arising during the period                  $(8,890)      $   282       $(1,200)      $   371
Tax benefit (expense)                                               3,556          (114)          480          (149)
                                                                  -------       -------       -------       -------
Holding (losses) gains arising during the period, net of tax       (5,334)          168          (720)          223
                                                                  -------       -------       -------       -------

Other comprehensive (loss) income, net of tax                      (5,334)          168          (720)          223
Beginning accumulated other comprehensive income (loss)             1,238         1,251        (3,376)        1,196
                                                                  -------       -------       -------       -------
Ending accumulated other comprehensive (loss) income              $(4,096)      $ 1,419       $(4,096)      $ 1,419
                                                                  =======       =======       =======       =======

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (SFAS) No. 133 was issued in June 1998. SFAS No. 133 sets forth a comprehensive approach to addressing the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This standard addresses the type of activities, which are included within the definition of derivatives and embedded derivatives, and identifies the methods to be used for valuation and income recognition. In addition to the derivative and hedging activities addressed, the standard also allows a one-time transfer of securities from the held-to-maturity to the available-for-sale or the trading category, which can only be applied at the date of initial application of the Statement. This Statement was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, however, on July 7, 1999 the Financial Accounting Standards Board (FASB) delayed the implementation date of this Standard for one year by the issuance of SFAS No. 137. The implementation has been delayed until fiscal years beginning after June 15, 2000. Earlier application of the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of Statement No. 133. Management is currently in the process of evaluating the impact of Statement No. 133.

NOTE 8.  OTHER ITEMS

In July 1999, the Company executed a commitment to purchase an equity interest in Virginia Bankers Insurance Center, LLC (VBIC). The investment and participation in VBIC will allow the Company to offer a full line of property, casualty, life and health insurance products through its branch network through the newly established bank consortium. The initial investment in VBIC totaled $460,000 and resulted in a 3.23% ownership interest in the consortium. This investment was recorded and being accounted for using the cost method of accounting. The VBIC is in the development stage and has no operations as of the date of this report.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Corporation's management.

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



Deloitte & Touche LLP
Pittsburgh, Pennsylvania
October 19 , 1999

FIRST COMMUNITY BANCSHARES, INC.
PART I. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company reported net income of $12.0 million for the nine month period ended September 30, 1999, a 26.6% increase over net income of $9.5 million for the corresponding period in 1998. Basic earnings per common share between the two periods increased 26.9%, from $1.08 to $1.37.

Net income for the third quarter of 1999 totaled $4.1 million, 1.5% higher than net earnings for the corresponding third quarter of 1998. Net income for the third quarter of 1999 was positively impacted by lower interest cost as a result of more aggressive deposit pricing strategies taken by the Company beginning in the fourth quarter of 1998. Also impacting earnings was the downward pricing of loans as a result of pressures stemming from market rate declines beginning in the third quarter of 1998. This trend began to reverse at the end of the second quarter of 1999 with preemptive moves taken by the Federal Reserve to raise short-term borrowing rates by 50 basis points since June 30, 1999.

Year-to-date earnings for 1998 were adversely impacted by the write-off of a portion of a commercial loan relationship which led to a $2.75 million additional loan loss provision for the second quarter of 1998. The Company recognized the write-off in operations for the second quarter of 1998 to retain existing reserves and to maintain overall asset quality and strengthen its reserve coverage of non-performing loans. The increase in year-to-date 1999 earnings reflects the added loan loss provisions of $2.9 million in the second quarter of 1998, which absorbed the above referenced loan charge-off and brought loan loss reserves to a level targeted to exceed 100% of non-performing loans at June 30, 1998. The improvement in earnings for 1999 is primarily attributed to the reduction in loan loss provisions, improvement in net interest margin through deposit and short-term borrowing cost control and increased efficiency in operations. Operations for nine months ending September 30, 1999 reflect a decline in interest income, however, this was offset by a corresponding reduction in interest expense which increased the level of net interest income. The sale of credit card portfolios in the third and fourth quarters of 1998 resulted in reductions in interest income of $1.6 million and a like decrease in operating expenses of $1.6 million associated with credit card maintenance and operations when comparing the nine-month periods ended September 30, 1999 to September 30, 1998.

Non-interest income for the quarter ended September 30, 1999 decreased $1,172,000 from the comparable period in 1998. The largest portion of this decrease is the result of a gain on the sale of a portion of the Company's credit card portfolio in the third quarter of 1998 totaling $841,000 and a $307,000 reduction in 1999 service charges, commissions and fees also as a result of the sale of the credit card portfolio. The credit card portfolio was sold in the third and fourth quarters of 1998.

Basic and diluted earnings per share were $.46 for the third quarter of 1999 and 1998. The per share results presented for 1998 have been restated to reflect the effect of the change in the number of outstanding shares as a result of the March 31, 1999 five-for-four stock split.

NET INTEREST INCOME

Net interest income, the largest contributor to earnings was $32.6 million for the first nine months of 1999 as compared with $32.7 million for the corresponding period in 1998. Tax equivalent net interest income totaled $35.2 million for the nine months of 1999, unchanged from the $35.2 million reported in the first nine months of 1998. Although there was a $4.9 million decline in interest income, this was offset by a $4.8 million reduction in the cost of total interest bearing liabilities. Average loans between the two periods declined due to the sale of $15 million in credit card receivables and a high level of commercial loan prepayments experienced in response to the declining loan rate environment in the latter part of 1998. The declining rate environment stimulated refinancing of loans during 1998 with significant volume moving to competing capital markets securitized arrangements. These declines led to a $5.1 million reduction in loan revenues. The declining loan volume began to stabilize and reverse at the end of the first quarter of 1999. Partially offsetting the decline due to loan volume was a decrease in deposit interest cost as well as an increase in the level of tax exempt earnings and assets.

The Company's tax equivalent net interest margin of 4.99% for the first nine months of 1999 reflects an increase over margin of 4.88% in the corresponding period in 1998. The increase in margin was achieved through significant reductions in the cost of funds between the two periods over and above decreases in the yield on earning assets. In 1999, the Company's average balances in earning assets moved from loans to investment securities and securities available for sale as a result of loan prepayments experienced in 1998. As a result, the overall yield on average earning assets declined by 48 basis points from 8.88% at September 30, 1998 to 8.40% at September 30, 1999. During the same period, the cost of interest-bearing liabilities declined by 60 basis points from 4.62% in 1998 to 4.02% in 1999. As a result of significant decreases in the cost of funds and recent gains in the loan portfolio, net interest margin has recovered to its current level of 4.99% at the end of September 1999.

Loans, the Company's highest yielding asset category, experienced a decrease in average balances of $32.7 million or 5.0%, comparing the first nine months of 1999 to the corresponding period in 1998. This decrease in the loan portfolio is largely the result of the aforementioned credit card portfolio sale and the increase in prepayment levels on commercial loans. The tax equivalent yield on the loan portfolio was 9.20% for the first nine months of 1999 down from 9.77% for the same period in 1998. The tax equivalent yield on securities available for sale declined from 6.72% in 1998 to 6.35% in the corresponding first nine months of 1999. Investment securities held to maturity experienced a 27 basis points increase in yield from 7.73% in the first nine months of 1998 to 8.00% for the corresponding period in 1999.

Despite the decrease in average loan balances between 1998 and 1999, total loans outstanding at September 30, 1999 have recovered to $665.0 million, very near their high level recorded in 1998. This reverses the downward trend in loan balances in the fourth quarter of 1998 and in early 1999. Renewed loan demand and successful development efforts have resulted in strong increases in total loans throughout the second and third quarters of 1999. Strong increases in outstanding loans have been achieved in commercial, commercial real estate and residential real estate categories while consumer loans decreased slightly between year-end 1998 and September 30, 1999.

Average balances in securities available for sale increased from the September 30, 1998 level of $140.5 million to $224.5 million at September 30, 1999. This increase is the result of the substantial investment of interest-bearing balances and federal funds sold (short-term investments) in order to achieve higher yields.

The cost of short-term borrowings decreased 83 basis points over the past twelve months from 4.58% in 1998 to 3.75% for the corresponding first nine months of 1999 while time deposits decreased 43 basis points from 5.55% in the first nine months of 1998 to 5.12% for the corresponding period in 1999. Interest-bearing demand deposits experienced a 67 basis point decrease from 2.82% in 1998 to 2.15% in 1999. Savings accounts experienced a similar 75 basis point decrease from 3.03% in 1998 to 2.28% in 1999. With the accumulation of significant liquidity in 1998 from rolloff and prepayments on loans and investment securities, rates paid on both core and non-core sources of funding were reduced resulting in stabilizing interest margins in the first nine months of 1999. Average deposit balances have declined as a result of a degree of price sensitivity primarily in non-core time deposits and repurchase agreements.

In comparing the third quarter of 1999 with the third quarter of 1998, net interest income increased by $620,000. Despite a slight decrease in earning assets and the declining asset yields as a result of prepayment and refinancing activity between the quarters, interest income declined only $1.24 million between the third quarters of 1998 and 1999 while the cost of deposits and borrowings declined by $1.86 million. Deposit cost reflected reductions in all categories of interest bearing liabilities between September 30, 1999 and 1998. Additionally, the interest cost on other indebtedness declined by $300,000 as a result of the repayment of term borrowings in the fourth quarter of 1998 and the second quarter of 1999.

                           AVERAGE BALANCE SHEETS AND
                          NET INTEREST INCOME ANALYSIS

-----------------------------------------------------------------------------------------------------------------------
                                             NINE MONTHS ENDED                            NINE MONTHS ENDED
(UNAUDITED)                                  SEPTEMBER 30, 1999                          SEPTEMBER 30, 1998
                                 -----------------------------------------   ------------------------------------------
(AMOUNTS IN                          AVERAGE      INTEREST    YIELD/RATE        AVERAGE       INTEREST       YIELD/RATE
THOUSANDS, EXCEPT %'S)               BALANCE       (1) (2)       (2)            BALANCE        (1) (2)          (2)
-----------------------------------------------------------------------------------------------------------------------
Earning Assets:
Loans (3)
    Taxable                        $   614,404     $42,145       9.17%        $   643,669      $46,916          9.75%
    Tax-Exempt                          10,252         816      10.64%             13,705        1,127         11.00%
                                   -----------     -------      -----         -----------      -------         -----
    Total                              624,656      42,961       9.20%            657,374       48,043          9.77%
                                                   -------                                     -------
Reserve for Loan Losses                (11,230)                                   (11,771)
                                   -----------                                -----------
    Net Total                          613,426                                    645,603

Investment Securities
       Available for Sale:
    Taxable                            188,263       8,567       6.08%            117,744        5,722          6.50%
    Tax-Exempt                          36,223       2,090       7.71%             22,741        1,343          7.89%
                                   -----------     -------      -----         -----------      -------         -----
    Total                              224,486      10,657       6.35%            140,485        7,065          6.72%
                                                   -------                                     -------
Investment Securities
      Held to Maturity:
    Taxable                              7,251         374       6.90%             22,679        1,098          6.47%
    Tax-Exempt                          74,016       4,491       8.11%             74,936        4,543          8.11%
                                   -----------     -------      -----         -----------      -------         -----
    Total                               81,267       4,865       8.00%             97,615        5,641          7.73%
                                                   -------                                     -------

Interest-Bearing Deposits               12,516         423       4.52%             51,598        2,130          5.52%
Federal Funds Sold                      11,764         403       4.58%             28,769        1,181          5.49%
                                   -----------     -------      -----         -----------      -------         -----

Total Earning Assets                   943,459      59,309       8.40%            964,070       64,060          8.88%
                                                   -------      -----                          -------         -----
Other Assets                            94,192                                     94,093
                                   -----------                                -----------

    Total                          $ 1,037,651                                $ 1,058,163
                                   ===========                                ===========

Interest-Bearing Liabilities:
    Interest-bearing Demand
       Deposits                    $   137,972       2,223       2.15%        $   133,259        2,806          2.82%
    Savings Deposits                   146,812       2,500       2.28%            151,424        3,428          3.03%
    Time Deposits                      453,977      17,375       5.12%            475,774       19,749          5.55%
    Short-Term Borrowings               49,097       1,377       3.75%             51,481        1,765          4.58%
    Other Indebtedness                  13,809         628       6.08%             23,620        1,113          6.30%
                                   -----------     -------      -----         -----------      -------         -----
    Total Interest-Bearing             801,667      24,103       4.02%            835,558       28,861          4.62%
                                   -----------     -------      -----         -----------      -------         -----
      Liabilities

Demand Deposits                        120,030                                    109,904
Other Liabilities                       12,294                                     12,406
Stockholders' Equity                   103,660                                    100,295
                                   -----------                                -----------
    Total                          $ 1,037,651                                $ 1,058,163
                                   ===========                                ===========

Net Interest Earnings                              $35,206                                     $35,199
                                                   =======                                     =======
Net Interest Spread                                              4.38%                                          4.26%
                                                                 ====                                           ====

Net Interest Margin                                              4.99%                                          4.88%
                                                                 ====                                           ====

(1) Interest amounts represent taxable equivalent results for the first nine months of 1999 and 1998.

(2)      Fully Taxable Equivalent-using the statutory rate of 35%.

(3) Non-accrual loans are included in average balances outstanding with no related interest income.

PROVISION AND RESERVE FOR LOAN LOSSES

In order to maintain a balance in the reserve for loan losses which is sufficient to absorb loan losses, charges are made to the provision for loan losses (provision). The provision was $1,340,000 for the first nine months of 1999 compared with $5,825,000 for the corresponding period in 1998. The second quarter of 1998 provision was elevated as a result of the previously discussed $2.75 million commercial loan charge-off and efforts to increase the Company's coverage ratio of non-performing loans to over 100%.

The Company consistently applies a monthly review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of loan loss reserves. The total loan loss reserve is divided into two categories which apply to specifically identified loan relationships which are on non-accrual status, ninety-days past due and loans with elements of credit weakness (allocated reserves) and formula and unallocated reserves.

Allocated reserves are specifically targeted to cover loan relationships, which are identified with significant credit weakness and for which a collateral deficiency may be present. Impaired loans are identified in accordance with Statement of Financial Accounting Standard (SFAS) No. 5 and measured and recorded in accordance with SFAS No. 114 and SFAS No. 118. The allocated reserves established under the specific identification method are judged based upon the borrower's current operating status and projected liquidation value of pledged collateral.

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

The composition of First Community's allowance for loan losses was as follows at September 30, 1999, and December 31, 1998.

                                         September 30          December 31
(In Thousands)                               1999                  1998
                                         ------------          -----------

Specific Reserves                         $  1,909               $ 1,642
Formula and Unallocated Reserves             9,182                 9,762
                                          --------               -------
         Total Reserves                   $ 11,091               $11,404
                                          ========               =======


The formula and unallocated reserve for loan losses decreased by $581,000 or 5.95% when comparing September 30, 1999 to December 31, 1998. The decline is primarily a function of a continued moderate level of consumer net charge-offs and reduced monthly loan loss provisions as a result of improvements in consumer loan underwriting, the sale of the credit card portfolio and a general improvement in overall loan quality evidenced by a reduction in loan delinquency from 4.86% in 1997 to 2.22% in 1999.

Net charge-offs for the first nine months of 1999 were $1.7 million as compared to $5.8 million for the corresponding period in 1998. Expressed as a percentage of average loans, net charge-offs were .26% for the nine-month period ended September 30, 1999 and .88% for the corresponding period in 1998.

The reserve for loan losses totaled $11.1 million at September 30, 1999 and 11.4 million at December 31, 1998 resulting in reserve to loan ratios of 1.67% and 1.87% for the respective periods.

The reserve coverage ratio represents the percentage of non-performing loans covered through available reserves. As of September 30, 1999, this ratio was 128.0% down from 140.1% at December 31, 1998. This decrease in the reserve coverage ratio reflects the $313,000 decrease in the loan loss reserve since year-end 1998 while non-performing loans increased $523,000 during the period.

Management continually evaluates the adequacy of the reserve for loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. It is the opinion of management that the allowance for loan losses of $11.1 million as of September 30, 1999 is adequate based on the current risk profile in the loan portfolio. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the loan loss reserve at September 30, 1999.

NON-INTEREST INCOME

Non-interest income consists of all revenues that are not included in interest and fee income. Total non-interest income decreased $2,529,000, or 28.7% from $8,810,000 for the nine months ended September 30, 1998 to $6,281,000 for the corresponding period in 1999. The largest contributors to the decrease in non-interest income were the recognition in 1998 of a $1.062 million gain on the settlement of the Company's defined benefit pension plan as well as the aforementioned $841,000 gain on the sale of a portion of the Company's credit card portfolio reflected in the third quarter of 1998. In addition service charges, commissions and other revenues decreased 46.8% due primarily to the reduced transaction fees of $1,287,000 associated with the sale of the credit card portfolio. Non-interest income decreased $1,172,000 when comparing the third quarter of 1998 to the corresponding period in 1999, which is a direct result of the above referenced gain on the sale of the credit card portfolio and reduced transactional revenue of approximately $330,000 relative to the credit card division.

NON-INTEREST EXPENSE

Non-interest expense, which totaled $20.1 million in the first nine months of 1999, decreased $1.9 million from $22.0 million in the corresponding period in 1998. The largest contributor to the decline relates to the elimination of credit card operating expenses of $1.6 million including credit card processing fees of $1,117,000, as a result of the sale of substantially all credit card loans in the third and fourth quarters of 1998. Other operating expense of $6,500,000 for the nine months ended September 30, 1999 decreased by $1.7 million from $8,228,000 in the corresponding period in 1998. This category of costs includes the $1,117,000 decrease in credit card processing fees.

Non-interest expense decreased $513,000 when comparing the third quarter of 1998 to the corresponding period in 1999. Of this amount, the credit card operating expenses accounted for approximately $412,000, substantially all of the reduction.

FINANCIAL POSITION

SECURITIES

Securities consisting of U.S. Agency and state and municipal bonds and various collateralized mortgage obligations totaled $298.3 million at September 30,1999 which represents an increase of $21.1 million from December 31, 1998. This 7.6% increase is primarily attributable to the reinvestment of interest bearing bank balances representing overnight funds sold to various correspondents and the Federal Home Loan Bank (FHLB). This increase is net of securities called prior to maturity and principal prepayments on mortgage backed securities. Securities are divided into two basic categories: Held to Maturity and Available for Sale.

Securities available for sale were $218.2 million at September 30, 1999 as compared to $193.2 million at December 31, 1998. Securities available for sale are recorded at their fair market value. The unrealized gain or loss, which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as part of accumulated other comprehensive (loss) income. The accumulated other comprehensive income after taxes of $1.2 million at December 31, 1998, decreased significantly by $5.3 million to an accumulated other comprehensive loss of $4.1 million at September 30, 1999.

The material reduction in the market value of available for sale securities reflects recent increases in the bond interest rate environment and its inverse effect on bond market values. The decrease in market value is reflected, net of deferred taxes, as other comprehensive loss in the Company's statements of income and is accumulated within the Company's stockholders' equity. Market gains and losses on bonds fluctuate with the interest rate environment as evidenced by the recent fluctuations in the bond portfolio market value.

Other assets have increased as a result of increases in the deferred tax asset relative to the decline in market value of the securities available for sale since December 31, 1998. The decline resulted in an increase in this deferred tax asset of $3.6 million and is an offsetting component of the decline in comprehensive income included in other comprehensive income.

The Held to Maturity category of investment securities, which is purchased with the intent to hold until maturity, totaled $80.2 million at September 30, 1999 as compared with $84.0 million at December 31, 1998. The market value of these securities was 105.1% and 101.3% of book value at December 31, 1998 and September 30, 1999, respectively. This category of securities is comprised largely of state and municipal bonds, which are generally not subject to federal income taxes.

LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography and industry. A common credit underwriting structure and review process for loans is in place throughout the Company.

Total loans increased $54.1 million from $611.5 million at December 31, 1998 to $665.6 million at September 30, 1999. Likewise, the loan to deposit ratio increased from 69.8% at December 31, 1998 to 78.9% at September 30, 1999. The increase in outstanding loans reflects an increase in commercial and commercial real estate loan demand and effective sales and relationship management activities by loan account officers in 1999.

Average total loans decreased $32.7 million between the third quarter of 1998 and 1999 due primarily to the accelerated prepayment levels experienced in 1998 as a result of the declining rate environment in the latter part of 1998 which increased the refinancing incentive in the marketplace. As noted above, this trend began to reverse in early to mid 1999 as evidenced by the increase in loans in the first nine months of 1999.

The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest portion of the portfolio, comprising $275.5 million or 41.3% of total loans at September 30, 1999 and $247.9 million or 40.5% of total loans at December 31, 1998. Residential real estate loans increased in total dollars to $247.7 million which includes $4.3 million in loans of United First Mortgage, the Company's new mortgage brokerage subsidiary, and remained relatively consistent as a percentage of the portfolio at 37.1% of total loans at September 30, 1999 as compared with $228.3 million or 37.3% at

December 31, 1998. Loans to individuals increased slightly from $126.1 million or 20.6% of total loans at December 31, 1998 to $126.4 million or 19.0% of total loans at September 30, 1999.

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $10.5 million at September 30, 1999, or 1.57% of total loans and OREO, down from $11.9 million (1.90% of total loans) at September 30, 1998 and from $11.7 million (1.91% of total loans) at December 31, 1998. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands)            September 30        June 30         March 31        December 31       September 30
                               1999             1999              1999             1998              1998

Non-Accrual                 $  8,246         $  7,970            $7,157          $ 7,763           $ 7,752

Ninety Days Past Due             417              328               493              377               343

Other Real Estate Owned        1,786            1,798             2,041            3,547             3,811
                           ---------        ---------         ---------        ---------         ---------
                             $10,449          $10,096           $ 9,691          $11,687           $11,906
                             =======          =======           =======          =======           =======

Restructured loans
performing in accordance
with modified terms        $     458        $     460         $     524         $    509         $     511
                           =========        =========         =========         ========         =========

Non-accrual loans and loans ninety days past due increased $483,000 and $40,000, respectively, when comparing September 30, 1999 and December 31, 1998. The increase in non-accrual loans is the result of the addition of a $2.0 million dollar commercial loan relationship, which was transferred to non-accrual status since December 31, 1998. Partially offsetting this addition to non-accrual loans were several smaller relationships that were brought current. In addition, ninety day past due loans were impacted by the addition of a number of smaller accounts that were past due but in the process of collection at September 30, 1999.

Management believes that the extent of problem loans at September 30, 1999 is disclosed as non-performing assets in the preceding chart. However, there can be no assurance that future circumstances, such as erosions in economic conditions and the related potential effect that such erosions may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management further believes that non-performing asset carrying values will be substantially recoverable after taking into consideration the adequacy of applicable collateral and, in certain cases, partial writedowns, which have been taken and reserves that have been established.

DEPOSITS AND FUNDING RESOURCES

Total deposits decreased $32.5 million between year-end 1998 and September 30, 1999. The largest decrease was realized in interest bearing deposits, which decreased $26.0 million or 3.5% from year-end totals. Interest bearing time deposits decreased $21.4 million, a 4.6% decrease from year-end 1998. The decrease in interest-bearing deposits is consistent with the Company's reduced emphasis on higher rate time deposits and replacement with short-term funding commitments from the Federal Home Loan Bank. Less aggressive pricing on these deposits has resulted in slower growth and fewer rollovers of certain jumbo deposits (greater than $100,000) which are more rate sensitive.

Deposit balances decreased $27.2 million between September 30, 1998 and 1999 and decreased $11.6 million when comparing average balances for the nine months ended September 30, 1999 and 1998. The decrease in average balances is also reflective of the increased emphasis on deposit cost control since the third quarter of 1998.

Federal funds purchased from the Federal Home Loan Bank of Atlanta were $36.0 million at September 30, 1999. The Federal Home Loan Bank is presently being used as an alternative to higher rate time and other non-core funding sources in order to stabilize and maintain the net interest margin in light of lower asset yields realized in 1999.

STOCKHOLDERS' EQUITY

Total stockholders' equity was $102.7 million at September 30, 1999, increasing $1.0 million, versus $101.7 million reported for December 31, 1998. Stockholders' equity increased by earnings, net of dividends of $6.5 million. However, this increase was offset by the decrease in the accumulated other comprehensive income of $5.3 million from $1,238,000 at December 31, 1998 to an accumulated other comprehensive loss of $4,096,000 at September 30, 1999. Stockholders' equity also reflects an increase due to the allocation of $942,000 of the $1,664,000 cost of unallocated ESOP shares and a decrease of $1.0 million as a result of treasury stock purchases in the first nine months of 1999 pursuant to the Company's stock repurchase program.

The Federal Reserve's risk based capital guidelines and leverage ratios measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance commitments based on inherent risks associated with the respective asset types. At September 30, 1999, the Company's risk adjusted capital-to-asset ratio was 13.52%. The Company's leverage ratio at September 30, 1999 was 8.20% compared with 7.37% at December 31, 1998. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current minimum levels prescribed for bank holding companies of 8% and 3%, respectively.


LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and due from bank balances ($32.0 million), investment securities available for sale ($218.2 million) and Federal Home Loan Bank credit availability of approximately $173.3 million. Cash advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

YEAR 2000

The arrival of January 1, 2000 is expected to cause disruption in some computer systems with two-digit year fields, which cannot distinguish between the years 1900 and 2000. In response to this potential threat, First Community Bancshares, Inc. and affiliates established an oversight committee in 1997 to assess its systems and to direct and monitor its Year 2000 readiness project. As of September 30, 1999 and the date of this report, the project is substantially complete with all major milestones achieved. The principal purpose of the project was to address issues or potential issues involving computer programs and imbedded computer chips which may be unable to distinguish between the Year 1900 and the Year 2000. The Project Committee is comprised of key management and operational personnel within the Company. This committee which was appointed by the Company's Board of Directors, was provided full authority to direct resources as necessary to ensure that project objectives were achieved and completed within prescribed time frames and well in advance of the millennium date change. The committee completed work in the awareness and assessment phases by identifying those computer systems which the Company uses to process important information, and those other systems which may have embedded computer chips which are subject to Year 2000 problems, such as security systems, elevators and bank vaults. The Committee then determined which of such systems should be considered "mission critical". The remediation phase involved upgrading or replacing hardware, software and other systems, which could be affected by Year 2000 problems. In order to determine the Company's exposure due to potential third-party Year 2000 problems, the oversight committee coordinated the risk assessment of significant loan relationships and suppliers, in order to evaluate the state of readiness of these entities to deal with Year 2000 problems. The remediation and testing phases are complete for all mission critical systems. Additional testing for some systems may be required as vendor provided releases are made available throughout the remainder of 1999.

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

     Costs

The projected cost of the Year 2000 project (excluding allocation of administrative time) was approximately $150,000. The total amount expended on the project through September 30, 1999 is approximately $146,000 and includes a portion of the cost of existing operational and Information Systems staff in the assessment, testing and verification of systems. These costs, which have been charged to operations, are comprised primarily of salaries of existing personnel who redirected portions of their normal work schedule to complete testing and validation.

The costs of the project, the dates on which with Company plans to complete Year 2000 modifications, and the impact of third party compliance are based on management's best estimates which were derived utilizing certain assumptions as to future events including the availability of outside resources, cooperation from third parties and external agents of the Company as well as the level of Year 2000 readiness by various vendors and customers. Some of these assumptions involve contingencies, which are beyond the control of the Company. Accordingly, the actual cost and impact of Year 2000 problems, which the Company may experience, particularly those caused by third-party difficulties, can only be estimated at this time.

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

The overall interest rate environment remained relatively flat during the first three months of 1999, however, interest rates have trended up through the second quarter which included a .25% increase in the Fed Funds Rate by the Federal Open Market Committee on June 30, 1999 and another .25% increase on August 24, 1999. The New York prime rate, now at 8.25%, moved up .50% concurrent with the Fed Funds Rate changes and the treasury yield curve has also experienced increases. Since December 31, 1998, the Company's balance sheet profile has shifted to a less asset sensitive position due to the reinvestment of securities into longer term, higher yielding investments to increase the portfolio yield and increase the net interest margin. While the interest rate environment has experienced moderate to significant increases since year-end 1998, changes in market risks and the Company's exposure to IRR remain within the Company's guidelines for tolerance of risk to net interest income. A more detailed discussion of interest rate risk, including tabular presentation of projected changes in net interest income, is included in the Company's annual report on Form 10-K for December 31, 1998.

FIRST COMMUNITY BANCSHARES, INC.
PART II.  OTHER INFORMATION

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

Item 2.  Changes in Securities and Use of Proceeds

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

    (a)  N/A

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 15 - Letter regarding unaudited interim financial information
         Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the third quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE:  November 12, 1999


------------------------------
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  November 12, 1999


------------------------------
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)