Form 10-K
period 1999-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2000-03-31
CIK 859070

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
               [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended December 31, 1999
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the transition period from ------------------ Commission File Number 0-19297

                        First Community Bancshares, Inc.
             (Exact name of Registrant as specified in its charter)

              Nevada                              55-0694814
     (State or other jurisdiction       (IRS Employer Identification No.)
   of incorporation or organization)

One Community Place, Bluefield, Virginia          24605-0989
(Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (540) 326-9000

           Securities registered pursuant to Section 12(b) of the Act:
        Title of each class      Name of each exchange on which registered
              NONE                                 NONE

           Securities registered pursuant to Section 12(g) of the Act:
                      Common stock, par value $1 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2000.

           $125,609,748 based on the closing sales price at that date
                           Common Stock, $1 par value

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 13, 2000.

                     Common Stock, $1 par value- 8,725,596

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Bancshares, Inc. 1999 Annual Report to Security Holders are incorporated by reference in Part I and II hereof.

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 11, 2000 is incorporated by reference in Part III of this Form 10-K.

Form 10-K Information

Table of Contents
1999 Form 10-K Annual Report


Part                                                                                     Page
Item 1.  Business......................................................................    3
Item 2.  Properties....................................................................   16
Item 3.  Legal Proceedings.............................................................   16
Item 4.  Submission of Matters to a Vote of Security Holders...........................   17

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........   18
Item 6.  Selected Financial Data.......................................................   18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.................................................................   18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk....................   19
Item 8.  Financial Statements and Supplementary Data...................................   19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..........................................................   19

Part III

Item 10. Directors and Executive Officers of the Registrant............................   19
Item 11. Executive Compensation........................................................   19
Item 12. Security Ownership of Certain Beneficial Owners and Management................   19
Item 13. Certain Relationships and Related Transactions................................   19

Part IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............   19
         Signatures....................................................................   21

PART I

ITEM 1.    BUSINESS

GENERAL

First Community Bancshares, Inc. (FCBI or Company, Corporation or Registrant) was incorporated in September 1997 in the State of Nevada and serves as the holding company for first Community Bank, N. A., a national association which conducts commercial banking operations within the states of Virginia, West Virginia and North Carolina. Prior to December 1997, the holding company operated under the title FCFT, Inc. In order to facilitate a change in name to First Community Bancshares, Inc. and to change the Company's state of domicile from Delaware to Nevada, First Community Bancshares, Inc. was formed to serve as the successor in merger to FCFT, Inc. thus facilitating the changes of name and state of domicile. As a result of this merger and a series of acquisitions and corporate reorganizations which are discussed in more detail in the following paragraphs, First Community Bancshares, Inc. now operates as a one-bank holding company through First Community Bank, N. A. First Community Bancshares, Inc. now operates as a one-bank holding company through First Community Bank, N. A. First Community Bancshares, Inc. and its wholly-owned subsidiary have total assets of approximately $1.09 billion at December 31, 1999 and conduct commercial banking business throughout the three-state area of Virginia, West Virginia and North Carolina through 31 full-service banking operations and 11 mortgage offices which are located throughout the state of Virginia.

On December 29, 1995, FCBI reorganized its then existing bank subsidiary, First Community Bank, Inc., Princeton, West Virginia, by splitting it into two separate banks. This was accomplished by chartering a second, affiliated, Federal Deposit Insurance Corporation (FDIC) insured state commercial bank formed through the acquisition of assets and assumption of the liabilities of six of First Community Bank, Inc.'s operating divisions and branches located within Mercer County, West Virginia. This new bank, First Community Bank of Mercer County, Inc., headquartered in Princeton, West Virginia, consisted of five divisions with offices in Princeton, Bluefield, and Bluewell, Trust Division, and Corporate/Administrative Division. The main office of the reorganized First Community Bank, Inc., was relocated to Buckhannon, West Virginia.

At the close of business on July 3, 1996, FCBI acquired Citizens Bank of Tazewell (Citizens), headquartered in Tazewell, Virginia. Pursuant to the Agreement and Plan of merger, FCBI exchanged 3.51 shares of its common stock for each share of Citizen's common stock. Accordingly, 263,159 shares of FCFT, Inc. common stock were issued to holders of Citizens common stock. The merger was accounted for under the pooling of interests method. Accordingly, all financial reporting periods presented have been restated to reflect this business combination. Subsequent to the merger, Citizens operates as a wholly owned subsidiary of FCBI. On June 2, 1997, the corporate name of Citizens was changed to First Community Bank of Southwest Virginia, Inc. (FCB SWV, Inc.).

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

In September 1997, FCB-SWV, Inc. acquired three branches from First Virginia Bank and Premier Bankshares. The branches located in Fort Chiswell, Pound and Clintwood, Virginia had total deposits of $43,864,000 at the date of the branch acquisition. The intangible value of this transaction was approximately $4.6 million and is being amortized over a 15-year period.

Effective with the close of business on April 30, 1999, First Community Bank, Inc. was converted to a National Association entitled First Community Bank, N.A. (FCBNA). Concurrent with this conversion, FCBNA acquired the outstanding stock of Blue Ridge Bank from First Community Bancshares, Inc. and the operations of First Community Bank of Mercer County, Inc. and First Community Bank of Southwest Virginia, Inc. were merged with and into FCBNA. Additionally, the Corporate headquarters of FCBI and FCBNA were relocated to the new Corporate center located in Bluefield, Virginia.

In September 1999, the Company's wholly owned banking subsidiary, FCBNA, acquired United First Mortgage, Inc. (UFM). UFM is a mortgage brokerage business organized under the laws of the State of Virginia. UFM conducts operations through eleven facilities situated in eastern Virginia.

Currently, the Registrant is a bank holding company and the banking operations are expected to remain the principal business and major source of revenue. The Registrant provides a mechanism for ownership of the subsidiary banking operations, provides capital funds as required and serves as a conduit for distribution of dividends to stockholders. The Registrant also considers and evaluates options for growth and expansion of the existing subsidiary banking operations.

The Registrant currently derives substantially all of its revenues from dividends paid by its subsidiary bank. Dividend payments by the bank are determined in relation to earnings, asset growth and capital position and are subject to certain restrictions by regulatory agencies as described more fully under Supervision and Regulation of this item.

First Community Bank, N.A. (A National Association)

FCBNA is a nationally chartered bank organized under the banking laws of the United States. FCBNA engages in general commercial and retail banking business in West Virginia, Virginia and North Carolina through 31 full service banking facilities. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCBNA also provides trust services and its deposits are insured by the FDIC. FCBNA is a member of the Federal Reserve System and is a member of the Federal Home Loan Bank (FHLB) of Atlanta. Regulatory oversight of the banking subsidiary is conducted by the Office of the Comptroller of the Currency (OCC).

LENDING ACTIVITIES

The Company's banking subsidiary generates revenues primarily through the investment of borrowed and deposited funds in earning assets. These assets are comprised of securities available for sale, investment securities, short-term investment vehicles and loans to businesses and individuals. Average loans represent approximately 67.3% of average earning assets and present a higher level of credit risk to the Company when contrasted with investment securities.

The principal lending activities of the bank are concentrated primarily within its market areas in West Virginia, Virginia, North Carolina and the surrounding mid-Atlantic area. These are areas with which bank personnel are most acquainted and are within reasonable distances of the bank which allows for timely communications with customers as well as periodic inspections of collateral.

Loan portfolios total $704.1 million at December 31, 1999 and are comprised of commercial, real estate and consumer loans including home equity loans. Commercial and commercial real estate loans comprise 42.7% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to, coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Underwriting standards require a comprehensive review and independent evaluation of virtually all commercial loans by Credit Administration and Loan Committees prior to approval with updates to these credit reviews performed periodically on a quarterly or annual basis depending on the size of the loan relationship.

Real estate mortgage loans comprise 35.7% of the total loan portfolio. Mortgage loans to consumers are secured primarily by first lien deeds of trust. These loans generally do not exceed an 80% loan to value ratio at the loan origination date and are considered to contain normal risk. Loans in the real estate mortgage category have historically yielded the lowest loss ratio of all loan types.

Consumer loans comprise 18.1% of the total loan portfolio. Collateral for these loans include automobiles, boats, recreational vehicles, and other personal property. Personal loans and home equity loans are also included as consumer loans. Historically, losses on these types of loans have been minimal; however, indirect lending through various automobile dealerships in 1996 and 1997, which was substantially curtailed in 1998, led to a significant increase in consumer loan charge-offs in 1997 and 1998. During 1998, the Company sold $14 million in credit card revolving loan accounts and terminated its credit card operations due to strong competition for this form of business, rising consumer delinquencies and higher loss ratios.

The average yield on a tax equivalent basis on all loans in 1999 was 9.17% and average loans expressed as a percentage of average deposits were 75% in 1999. This percentage is consistent with the prior year level of 74% in 1998, however, this represents a lower level of outstanding loans when compared with the loan to deposit ratio of 81% in 1997.

EMPLOYEES

The Registrant and its subsidiaries had 489 employees at December 31, 1999. Management considers employee relations to be excellent.

COMPETITION

The Corporation's subsidiaries face substantial competition in their operations from banking and nonbanking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, brokerage firms, insurance companies, leasing companies, credit card issuers, mortgage banking companies, investment banking companies, finance companies and other types of financial services providers.

The Company's subsidiary has been able to compete effectively with other financial institutions in its respective market areas. The subsidiary emphasizes customer service in an effort to establish long-term customer relationships and build customer loyalty. The subsidiary of the Company has consolidated services such as data processing, accounting, loan review and compliance, and internal audit services to enhance its ability to compete effectively in its respective markets.

SUPERVISION AND REGULATION

         GENERAL

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

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the Federal Reserve Board is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate-income neighborhoods. Further, such assessment is also required of any bank holding company which has applied to (i) charter a National bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On July 1, 1995, the federal bank regulators amended the CRA regulations to simplify enforcement of the CRA by substituting the prior twelve assessment categories with three performance categories for use in calculating CRA ratings. The federal bank regulators will evaluate banks under the lending, investment, and service tests. Additional data collection and reporting requirements under the Home Mortgage Disclosure Act are imposed on institutions which accept mortgage loan applications within metropolitan statistical areas.

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

The earnings of the Corporation's subsidiary, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the OCC and the FDIC. In addition, there are numerous governmental requirements and regulations which affect the activities of the Corporation and its subsidiary.

     PAYMENT OF DIVIDENDS

The Corporation is a legal entity separate and distinct from its banking subsidiary. A major portion of the revenues of the Corporation result from amounts paid as dividends to the Corporation by its national bank subsidiary. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debts in excess of the bank's allowance for loan losses.

In addition, the Corporation and its banking subsidiary are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

     CAPITAL ADEQUACY

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital"). At December 31, 1999, the Corporation's tier 1 capital and total capital ratios were 11.96 percent and 13.22 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Corporation's leverage ratio at December 31, 1999, was 8.25 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity.

The Corporation's subsidiary bank is subject to similar capital requirements adopted by the Comptroller of the Currency. The capital ratios of the bank subsidiary of the Corporation are set forth on page 43 in the Annual Report and are incorporated herein by reference.

      SUPPORT OF SUBSIDIARY BANK

The Federal Deposit Insurance Corporation Improvement Act, as amended ("FDICIA"), among other things, imposes liability on an institution the deposits of which are insured by the FDIC, such as the Corporation's subsidiary bank, for certain potential obligations to the FDIC incurred in connection with other FDIC-insured institutions under common control with such institution.

Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Comptroller is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to sell the stock of such stockholder to make good the deficiency. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary. This support may be required at times when, absent such Federal Reserve Board policy, the Corporation may not find itself able to provide it.

Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

      DEPOSITOR PREFERENCE STATUTE

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

      BORROWINGS BY THE CORPORATION

The banking subsidiary of the Registrant is subject to certain restrictions by regulatory bodies which limit the amounts and the manner in which it may loan funds to the Registrant. The bank is further subject to restrictions on the amount of dividends that can be paid to the Registrant in any one calendar year without prior approval by primary regulators. Payment of dividends by the subsidiary bank to the Registrant cannot exceed net profits, as defined, for the current year combined with net profits for the two preceding years. In addition, any distribution that might reduce the bank's equity capital to unsafe levels or which, in the opinion of regulatory agencies, or is not in the best interests of the public, could be prohibited. (For additional information concerning these restrictions, see Note 14 of the Notes to the 1999 Consolidated Financial Statements incorporated herein by reference.)

      PROMPT CORRECTIVE ACTION

The FDICIA, among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1999, the Corporation's deposit-taking subsidiary bank had capital levels that qualify it as being "well capitalized" under such regulations.

The FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized". "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became "undercapitalized", and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".

"Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

      INTERSTATE BANKING AND BRANCH LEGISLATION

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, it authorized, beginning June 1, 1997, a bank to merge with a bank in another state as long as neither of the states opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching.

      RECENT LEGISLATION

Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act, a bank holding company may elect to become a financial holding company and thereby to engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its insured depository institution subsidiaries have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. FCBI has not, at this time, made any decisions with respect to the extent to which it will become a financial holding company under the Act.

      GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONTROLS

The earnings of the Registrant and its subsidiary are affected by the monetary policies of the Federal Reserve System.

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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

     A. & B. AVERAGE BALANCE SHEETS--NET INTEREST INCOME ANALYSIS

(Amounts in Thousands, except %)
                                             1999                               1998                             1997
                                           --------                           --------                         --------
                              AVERAGE      INTEREST   YIELD/RATE   AVERAGE    INTEREST  YIELD/RATE   AVERAGE   INTEREST  YIELD/RATE
                              BALANCE        (1)         (1)       BALANCE      (1)        (1)       BALANCE     (1)        (1)
                             ----------    --------   ----------  ----------  --------  ----------  ---------- --------  ----------
Earning Assets:
Loans (2)
    Taxable                  $  626,868     $57,346      9.15%    $  634,342   $61,355     9.67%    $601,492    $58,676     9.76%
    Tax-Exempt                   10,043       1,062     10.58%        13,425     1,490    11.10%      15,993      1,657    10.36%
                             ----------     -------     -----     ----------   -------    -----     --------    -------    -----
    Total                       636,911      58,408      9.17%       647,767    62,845     9.70%     617,485     60,333     9.77%
Reserve for Loan
   Losses                       (11,239)                             (11,731)                         (9,770)
                             ----------     -------     -----     ----------   -------    -----     --------    -------    -----
    Net Total                   625,672      58,408      9.34%       636,036    62,845     9.88%     607,715     60,333     9.93%
Securities Available For
    Sale:
    Taxable                     186,379      11,417      6.13%       121,704     7,750     6.37%     122,326      8,226     6.72%
    Tax-Exempt                   35,627       2,769      7.77%        26,056     2,015     7.73%      17,162      1,388     8.09%
                             ----------     -------     -----     ----------   -------    -----     --------    -------    -----
    Total                       222,006      14,186      6.39%       147,760     9,765     6.61%     139,488      9,614     6.89%
Investment Securities:
    Taxable                       6,782         465      6.86%        20,221     1,307     6.46%      45,581      2,820     6.19%
    Tax-Exempt                   73,938       5,983      8.09%        74,766     6,036     8.07%      59,547      4,830     8.11%
                             ----------     -------     -----     ----------   -------    -----     --------    -------    -----
     Total                       80,720       6,448      7.99%        94,987     7,343     7.73%     105,128      7,650     7.28%
Interest-Bearing
    Deposits                      9,866         482      4.89%        56,136     3,007     5.36%         418         44    10.53%
Federal Funds Sold                8,800         403      4.58%        29,628     1,593     5.38%      17,127        949     5.54%
                             ----------     -------     -----     ----------   -------    -----     --------    -------    -----
    Total Earning Assets        947,064      79,927      8.44%       964,547    84,553     8.77%     869,876     78,590     9.03%
                                            -------     -----                  -------    -----                 -------    -----
Other Assets                     95,119                               93,984                          79,604
                             ----------                           ----------                        --------
     Total                   $1,042,183                           $1,058,531                        $949,480
                             ==========                           ==========                        ========

Interest-Bearing
    Liabilities:
Demand Deposits              $  137,816       2,974      2.16%      $134,195     3,732     2.78%    $111,177      3,064     2.76%
Savings Deposits                145,526       3,257      2.24%       150,749     4,452     2.95%     141,827      4,350     3.07%
Time Deposits                   451,079      22,913      5.08%       474,263    26,196     5.52%     406,208     21,359     5.26%
Short-Term Borrowings            58,365       2,326      3.99%        51,457     2,288     4.45%      59,462      2,623     4.41%
Long-Term Borrowings             12,905         781      6.05%        23,468     1,459     6.22%      22,654      1,494     6.59%
                             ----------     -------     -----     ----------   -------    -----     --------    -------    -----
     Total Interest-Bearing
     Liabilities                805,691      32,251      4.00%       834,132    38,127     4.57%     741,328     32,890     4.43%
                                            -------     -----                  -------    -----                 -------    -----

Demand Deposits                 119,576                              111,565                         100,158
Other Liabilities                13,070                               12,236                          13,955
Stockholders' Equity            103,846                              100,598                          94,039
                             ----------                           ----------                        --------
     Total                   $1,042,183                           $1,058,531                        $949,480
                             ==========                           ==========                        ========

Net Interest Income                         $47,676                            $46,426                          $45,700
                                            =======                            =======                          ======

Net Interest Rate Spread (3)                             4.44%                             4.20%                            4.60%
                                                        =====                             =====                            =====

Net Interest Margin (4)                                 5.03%                              4.81%                            5.25%
                                                        =====                             =====                            =====

(1)  Fully Taxable Equivalent-Using the Federal statutory rate of 35%.
(2) Non-accrual loans are included in average balances outstanding but with no related interest income.
(3) Represents the difference between the yield on earning assets and cost of funds.
(4) Represents tax equivalent net interest income divided by average interest earning assets.

     C. RATE AND VOLUME ANALYSIS OF INTEREST (1)

(Amounts in Thousands)

                                            1999 Compared to 1998               1998 Compared to 1997
                                         Increase/(Decrease) due to          Increase/(Decrease) due to
                                         --------------------------          --------------------------

                                       Volume       Rate        Total      Volume       Rate        Total
                                       -------     -------     -------     -------     -------     -------
Interest Earned On:
    Loans                              $(1,076)    $(3,361)    $(4,437)    $ 2,902     $  (390)    $ 2,512
    Investment securities available
       for sale                          4,716        (295)      4,421         649        (498)        151
    Investment securities
       held to maturity                   (984)         89        (895)       (405)         98        (307)
    Interest bearing deposits
       with other banks                 (2,282)       (243)     (2,525)      2,995         (32)      2,963
    Federal funds sold                    (983)       (207)     (1,190)        673          29         644
                                       -------     -------     -------     -------     -------     -------

Total interest earning
     assets                               (609)     (4,017)     (4,626)      6,814        (851)      5,963
                                       -------     -------     -------     -------     -------     -------

Interest Paid On:
    Demand deposits                         98        (856)       (758)        640          28         668
    Savings deposits                      (150)     (1,045)     (1,195)        267        (165)        102
    Time deposits                       (1,242)     (2,041)     (3,283)      3,718       1,119       4,837
    Short-term borrowings                  289        (251)         38        (356)         31        (325)
    Long-term debt                        (640)        (38)       (678)         53         (98)        (45)
                                       -------     -------     -------     -------     -------     -------

Total interest bearing
    liabilities                         (1,645)     (4,231)     (5,876)      4,322         915       5,237
                                       -------     -------     -------     -------     -------     -------

Change in net interest
    income                             $ 1,036     $   214     $ 1,250     $ 2,492     $(1,766)    $   726
                                       =======     =======     =======     =======     =======     =======


(1)  Fully Taxable Equivalent-using the federal statutory rate of 35%.

The preceding table sets forth a summary of the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in rates thereon. For purposes of this analysis, the change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts.

II. INVESTMENT PORTFOLIO

     A. Amortized Cost of Investment Securities Held to Maturity:

                                                            December 31
                                                            -----------
(Amounts in Thousands)                            1999          1998           1997
                                                -------       --------       --------
U.S. Treasury securities                        $   100       $    100       $  4,098
U.S. Government agencies and corporations         3,663          7,546         26,377
States and political subdivisions                73,640         75,009         77,641
Other securities                                  1,365          1,361          1,058
                                                -------       --------       --------
                                                $78,768       $ 84,016       $109,174
                                                =======       ========       ========


       Market Value of Securities Available for Sale:

                                                            December 31
                                                            -----------
(Amounts in Thousands)                            1999          1998           1997
                                                -------       --------       --------
U.S. Government agencies and corporations      $143,636       $119,508       $132,746
States and political subdivisions                33,355         37,343         22,576
Other securities                                 35,114         36,343          6,473
                                               --------       --------       --------
                                               $212,105       $193,194       $161,795
                                               ========       ========       ========


     B. Maturity and Yields

The required information is incorporated by reference to pages 32 through 34 of the 1999 Annual Report.

     C. There are no issues included in obligations of states and political subdivisions or other securities that exceed ten percent of stockholders' equity.


III. LOAN PORTFOLIO

   A. Loan Summary

                                                          December 31
                                                          -----------
Amounts in Thousands)              1999         1998         1997          1996         1995
                                 --------      -------     --------      --------     --------
Commercial, Financial and
    Agricultural                 $ 92,379     $ 77,233     $ 82,445      $ 79,278    $  71,441
Real Estate - Commercial          208,228      170,683      202,625       166,787      152,579
Real Estate - Construction         24,684        8,988        9,612        10,589        5,608
Real Estate - Residential         251,332      228,540      227,465       171,455      155,282
Consumer                          128,541      127,169      151,429       120,720      100,843
Other                                  62          894        1,185           552          519
                                 --------      -------     --------      --------     --------
      Total                       705,586      613,507      674,761       549,381      486,272
Less : Unearned Income              1,490        2,014        2,944         1,678        1,121
                                 --------      -------     --------      --------     --------
                                  704,096      611,493      671,817       547,703      485,151
Less: Reserve for Loan Losses      11,900       11,404       11,406         8,987        8,321
                                 --------      -------     --------      --------     --------
         Net Loans               $692,196     $600,089     $660,411      $538,716     $476,830
                                 ========     ========     ========      ========     ========

     B. Maturities and Rate Sensitivity of Loan Portfolio at December 31, 1999:

                                                         Remaining Maturities
                                                         --------------------
(Amounts in Thousands)
                                                Over One          Over
                                 One Year       Year to           Five
                                 and Less      Five Years        Years          Total          Percent
                               ------------    ----------       --------        -------        -------
Commercial, Financial and
    Agricultural                 $ 42,515       $ 30,928        $ 19,296       $ 92,739         13.17%

Real Estate - Commercial           60,905         67,030          80,292        208,227         29.57%

Real Estate - Construction         10,972         10,473           3,239         24,684          3.51%

Real Estate - Mortgage             27,005         95,496         128,656        251,157         35.67%

Consumer                           19,321         96,813          11,093        127,227         18.07%

Other                                 -0-             49              13             62          0.01%
                                 --------       --------        --------        -------        ------
                                 $160,718       $300,789        $242,589       $704,096        100.00%
                                 ========       ========        ========       ========        ======

Rate Sensitivity:
Pre-determined Rate              $ 82,660       $270,180        $189,275       $542,115         76.99%
Floating or Adjustable Rate        78,058         30,609          53,314        161,981         23.01%
                                 --------       --------        --------        -------        ------
                                 $160,718       $300,789        $242,589       $704,096        100.00%
                                 ========       ========        ========       ========        ======

                                    22.83%         42.72%          34.45%        100.00%
                                 ========       ========        ========       ========

     C. Risk Elements. The required information for risk elements is included below and incorporated by reference to pages 16 and 17 of the 1999 Annual Report.

Nonperforming Assets:

                                                          December 31
                                                          -----------
(Amounts in Thousands)                1999        1998        1997         1996        1995
                                     ------      ------      ------       ------      ------
Non-accruing Loans                   $7,889      $7,763      $9,988       $5,476      $4,371
Loans Past Due Over 90
   Days                               1,259         377       4,391          780         673
Restructured Loans Per-
   forming in Accordance
   With Modified Terms                  505         509         534          401         440
Gross Interest Income Which
   Would Have Been Recorded
   Under Original Terms of
   Non-Accruing and Re-
   Structured Loans                     436
Actual Interest Income During
   the Period                            78
Commitments to Lend
   Additional Funds on Non-
   Performing Assets                     --


Management believes that the extent of problem loans at December 31, 1999 is disclosed as non-performing assets or delinquent loans in the preceding charts. However, there can be no assurance that future circumstances, such as further erosion of economic conditions and the related potential effect that such erosion may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management believes that the non-performing asset carrying values will be substantially recoverable, taking into consideration the adequacy of the applicable collateral and, in certain cases, partial write-downs which have been taken and allowances that have been established.

It is the Registrant's policy to discontinue the accrual of interest on loans based on their payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest is normally discontinued when a loan becomes 90 days past due as to principal or interest.

At December 31, 1999 and at the date of this report, the Company does not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans, net of unearned income.

The Company has no significant concentrations of credit risk other than geographic concentrations. Most loans in the current portfolio are made and collateralized in West Virginia, Virginia and North Carolina and the surrounding mid-Atlantic area. Although portions of the Company's market area economy are closely related to coal and timber, they are supplemented by service industries. The current economies of the Company's markets are relatively stable and are not seen as highly subject to volatile economic change.

The following table presents the Company's investment in loans considered to be impaired:

                                                                 December 31
                                                                 -----------
(Amounts in Thousands)                                  1999                       1998
                                                       ------                     ------
Commercial, financial and agricultural                 $5,585                     $5,112
Real estate-mortgage                                      266                        154
                                                       ------                     ------
Total investment in loans considered to be impaired    $5,851                     $5,266
                                                       ======                     ======


Under SFAS No. 114, the allowance for loan losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     A. 1. Summary of Loan Loss Experience:

                                                                            Years Ended December 31
                                                                            -----------------------
(Amounts in Thousands, Except Percent Data)                    1999        1998       1997        1996       1995
                                                             -------     -------     -------     ------     ------
Balance of reserve at beginning of period ...............    $11,404     $11,406     $ 8,987     $8,321     $8,479
Reserve of subsidiaries at date of acquisition...........         --          --       1,981         --         --
Charge-offs:
    Commercial, financial and agricultural ..............        562       3,602       2,052        369      1,875
    Real estate- residential ............................        268         367         385        275        109
    Installment .........................................      2,178       3,019       2,761      1,537        899
                                                             -------     -------     -------     ------     ------
        Total Charge-offs ...............................      3,008       6,988       5,198      2,181      2,883
                                                             -------     -------     -------     ------     ------
Recoveries:
    Commercial, financial and agricultural ..............         74         190         130        249        126
    Real estate-residential .............................         60          31          31         26         35
    Installment .........................................        477         515         512        299        329
                                                             -------     -------     -------     ------     ------
        Total Recoveries ................................        611         736         673        574        490
                                                             -------     -------     -------     ------     ------
Net charge-offs .........................................      2,397       6,252       4,525      1,607      2,393
Provision charged to operations .........................      2,893       6,250       4,963      2,273      2,235
                                                             -------     -------     -------     ------     ------
Balance of reserve at end of period .....................    $11,900     $11,404     $11,406     $8,987     $8,321
                                                             =======     =======     =======     ======     ======

Ratio of net charge-offs to average loans
    outstanding .........................................        .38%        .97%        .73%       .31%       .54%
                                                             =======     =======     =======     ======     ======

Ratio of reserve to total loans outstanding .............       1.69%       1.86%       1.70%      1.64%      1.72%
                                                             =======     =======     =======     ======     ======

     A. 2. The required information is incorporated by reference to pages 16 and 17 of the 1999 Annual Report.

     B. Allocation of Reserve for Loan Losses:

(Amounts in Thousands, Except Percent Data)                      December 31
                                                                 -----------
                               1999               1998               1997              1996               1995
                          --------------     --------------     --------------     -------------     -------------
Commercial, Financial
    and Agricultural      $ 4,919     43%    $ 4,054     40%    $ 4,795     42%    $3,167     45%    $3,465     46%

Real Estate - Mortgage      2,578     39%      2,297     39%      2,819     35%     1,956     33%     1,751     33%

Consumer                    1,413     18%      1,378     21%      1,979     23%     1,567     22%     1,280     21%

Unallocated                 2,990    N/A       3,675    N/A       1,813    N/A      2,297    N/A      1,825    N/A
                          -------    ---     -------    ---     -------    ---     ------    ---     ------    ---
    Total                 $11,900    100%    $11,404    100%    $11,406    100%    $8,987    100%    $8,321    100%
                          =======    ===     =======    ===     =======    ===     ======    ===     ======    ===


The percentages in the table above represent the percent of loans in each category of total loans.


V. DEPOSITS

     A. The required information for average deposits and rates paid by type is included on page 9 of this report.

     B. Not applicable.

     C. Not applicable.

     D. The required information is incorporated by reference to page 38 of the 1999 Annual Report and as follows:

Maturities of Time Deposits of $100,000 or more

(Amounts in Thousands)
                                                        1999
                                                      --------
Three months or less...................               $ 34,958

Over Three to Six Months...............                 24,644

Over Six to Twelve Months..............                 29,738

Over Twelve Months.....................                 21,487
                                                      --------
                     Total.............               $110,827
                                                      ========


     E. Not applicable.

VI. RETURN ON EQUITY AND ASSETS

     A. The required information is incorporated by reference to page 10 of the 1999 Annual Report.

VII. SHORT-TERM BORROWINGS

     A. Securities Sold Under Agreements to Repurchase and Other Short-Term
        Borrowings:

The Company uses various short-term funding sources including term repurchase agreements, customer repurchase agreements and Federal funds purchased. The Company's short-term borrowings and rates paid are summarized as follows (Amounts in Thousands, Except Percent Data):

                                1999                          1998                      1997
                        -------------------            ------------------        ------------------
                         Amount        Rate             Amount       Rate         Amount       Rate
                        --------       ----            --------      ----        --------      ----
At year-end             $127,762       3.99%           $47,680       3.97%       $55,056       4.28%
Average during year       58,365       3.26%            51,457       4.45%        59,462       4.41%
Maximum month-end
    balance              127,762                        55,755                    63,782


     B. Long-Term Advances From the FHLB and Long-Term Debt

The Company's banking subsidiary is a member of the FHLB and as such has the ability to obtain advances from the FHLB. The Company had long-term advances from the FHLB (original maturities in excess of one year) of $10 million with a weighted average rate of 6.01% at December 31, 1999 and December 31, 1998. The advances from the FHLB are secured by certain qualifying first mortgage loans, stock in the FHLB, mortgage-backed securities and certain other investment securities.

ITEM 2. PROPERTIES

FIRST COMMUNITY BANK, N. A.

The principal offices of the Corporation and FCBNA are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. Additional details regarding the physical location and number of banking offices is located on pages 54 - 55 in the 1999 Annual Report and incorporated herein by reference. The Corporation's banking subsidiary owns in fee 30 offices while others are leased or are located on leased land. United First Mortgage, Inc., a wholly-owned subsidiary of FCBNA, maintains ten leased office facilities in eastern Virginia throughout a geographic area ranging from Virginia Beach, Virginia to Harrisonburg, Virginia.

ITEM 3. LEGAL PROCEEDINGS

The Registrant and its subsidiary (the Company) are plaintiffs and defendants in lawsuits arising out of the normal course of business, in which claims for monetary damages are asserted. Management, after consulting with legal counsel handling the respective matters, is of the opinion that the ultimate outcome of such pending actions will not have a material effect on the consolidated results of operations or financial condition of the Registrant. Following is a summary of significant proceedings along with recent developments, where applicable.

In August 1997, the Company was named as a defendant in a suit styled Ann Tierney Smith, as Executrix of the Estate of Katharine B. Tierney, Ann Barclay Smith and Laurence E. Tierney Smith, Plaintiffs vs. FCFT, Inc., First Community Bank, Inc., Gentry, Locke, Rakes & Moore, and W. William Gust, Defendants, Civil Action No. 97-CV-408-K, seeking to overturn the establishment of a private foundation for which the Company's Trust and Financial Services Division serves as Trustee. The suit filed by heirs of the Foundation donor, seeks a total of $6 million in compensatory and punitive damages as well as the termination of the Foundation. The Company and Trustee believe the creation and the operation of the Foundation represent the intent and will of the donor, accordingly, the Company has entered a vigorous defense of this suit for the protection and continuation of the foundation's purpose. On October 15, 1998, the plaintiffs in the matter filed a motion for summary judgment. In a hearing on this motion, the Court requested that the Company, as defendant, file a motion for summary dismissal. The motion for summary dismissal was filed with the Court on January 14, 1999, and in a subsequent ruling, the Court partially granted the bank's motion for summary judgment finding no wrongdoing by the bank in its discretionary use of principal funds held in a marital trust. The plaintiffs subsequently filed a motion requesting that the court's order dismissing a portion of the case be amended to allow the plaintiff to immediately appeal the decision to the State Supreme Court. No ruling on this motion has been made as of the date of this report. Depositions and discovery in this matter are continuing and a court ordered mediation is scheduled for May 2, 2000. A trial date is also set for October 2, 2000. Management and the Company's legal counsel are both of the opinion that the remainder of this suit is without merit and will be successfully defended with no material adverse impact on the Company's financial condition or results of operations.

Civil suit number CAN-97-C-171 styled James A. Sill d/b/a Sill Trucking vs. First Community Bank, Inc. and Carla Elder and Robert Williams was filed on October 15, 1998 alleging the Company aided a customer in converting checks payable to the company for payment on loan accounts of the co-defendants. The plaintiff claimed to have purchased rolling stock from co-defendants pursuant to an oral contract. The suit sought $150,000 in compensatory and punitive damages. The Company had no knowledge of arrangements between the two plaintiffs and was not a party to the oral contract. This civil suit was dismissed by Agreed Order on October 20, 1999.

Civil Action No. 82-C-610, styled Rhondal L. Toler, et al, vs. Castle Rock Bank of Pineville, filed on December 2, 1982 in the Circuit Court of Wyoming County, West Virginia, was reported in the 1998 Annual Report on Form 10-K. In this action, Rhondal L. and Annette Toler and Vern and Henrietta Ellison, Plaintiffs, claimed that former representatives of a subsidiary of the Registrant misrepresented the condition of a company at the time the Plaintiffs borrowed money to purchase the company. The Company filed an answer denying all pertinent allegations made by the Plaintiffs and additionally filed a counterclaim seeking $322,000 plus costs. This case was dismissed in 1996 due to its prolonged existence on the Court docket and the Plaintiff's failure to prosecute. The Plaintiff has filed a motion to reinstate this matter. Ruling on this motion has not been made as of the date of this report.

On February 9, 2000, the Company was named as the defendant in Civil Action No. 100-0105 styled Allegheny Wesleyan Methodist Stewardship Foundation, Inc. vs. First Community Bank, N. A. The suit alleges the defendant, as Trustee, failed to execute certain investment transactions requested by plaintiff in a timely manner resulting in an approximate $475,000 loss in value of a trust for the benefit of plaintiff. The complaint further alleges the Trustee assessed account management fees beyond the value of services to the trust account. The suit seeks recovery of the aforementioned alleged losses, loss of income of $33,000, removal of the defendant as Trustee, and unspecified punitive damages. The Company, as defendant, is currently assessing this matter and is preparing for defense of this suit. While the ultimate outcome of this matter cannot be determined, both the Company and legal counsel believe the Bank has strong defenses to the allegations and believe that it is unlikely that an adverse outcome in this suit would result in a material adverse effect on the financial condition or results of operation of the Company.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Market Price of Common Stock

The common stock of First Community Bancshares, Inc. is traded over-the-counter and is quoted on the NASDAQ (Level III) Electronic Billboard. The following table shows the approximate high and low bids as known to the Company or reported by local brokers for each quarter in 1998 and 1999. Also, presented below are the book value and cash dividends paid per share as of and for each quarter of 1998 and 1999. The number of common stockholders of record on December 31, 1999 was 2,182 and outstanding shares totaled 8,726,836.

                                Bid              Book Value    Cash Dividends
1998                     High          Low       Per Share       Per Share
----                     ----          ---       ---------       ---------
First Quarter           $23.68       $19.58       $11.34           $.20
Second Quarter           34.40        28.80        11.21            .20
Third Quarter            34.20        24.80        11.48            .20
Fourth Quarter           27.00        21.20        11.60            .24
                                                                   ----
                                                                   $.84
                                                                   ====

1999
----
First Quarter           $23.20       $20.70       $11.75           $.20
Second Quarter           22.90        18.50        11.60            .21
Third Quarter            23.50        18.88        11.74            .22
Fourth Quarter           21.38        18.00        11.86            .25
                                                                   ----
                                                                   $.88
                                                                   ====


The Company has historically paid dividends on a quarterly basis and currently intends to continue to pay such dividends in the foreseeable future. However, there can be no assurance that dividends will be paid in the future. The declaration and payment of future dividends will depend upon, among other things, the Company's earnings and financial condition, and the general economic and regulatory climate.

The Company's ability to pay dividends to its shareholders depends to a large extent upon the dividends the Company receives from its subsidiaries. Dividends paid by its banking subsidiary are subject to restrictions under various Federal banking laws. In addition, the banking subsidiaries must maintain certain capital levels which may restrict their ability to pay dividends to the Company. As of December 31, 1999, the net profits available for distribution to the shareholders as dividends without regulatory approval were approximately $8.4 million; however the regulators of the banking subsidiaries could administratively impose stricter limits on the ability of the banking subsidiaries to distribute net profits to the Company.

ITEM 6. SELECTED FINANCIAL DATA

The required information is incorporated by reference to page 10 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required information is incorporated by reference to pages 8 through 22 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required information is incorporated by reference to pages 19 and 20 of the 1999 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is incorporated by reference to pages 24 through 50 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A Form 8-K was previously filed on February 28, 2000 and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 3, 4, 5, and 6 of the Proxy Statement relating to the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to executive officers has been omitted in accordance with General Instruction G. Such information regarding executive officers appears on pages 6 through 9 of the Proxy Statement relating to the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appearing on pages 7 through 11 of the Proxy Statement relating to the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appearing on page 6 of the Proxy Statement relating to the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information concerning certain relationships and related transactions have been omitted in accordance with General Instruction G. Such information appearing on pages 5 and 6 of the Proxy Statement relating to the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the independent Auditors' Report dated January 28, 2000 are incorporated by reference to pages 24 through 50 of the 1999 Annual Report which is included herein as
         Exhibit 13.

   (2)   Financial Statement Schedules

         All applicable financial statement schedules required by Regulation S-X are included in the Notes to 1999 Consolidated Financial Statements.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)      Exhibits:

   (3)   Articles of Incorporation and Bylaws

         The Registrant's Articles of Incorporation and By-laws were previously filed as exhibits (3)(i) and (3)(ii), respectively, with the Annual Report on Form 10-K for the year ending 12/31/97 in connection with the change of corporate domicile to a Nevada corporation.

  (10)   Material contracts - to be filed by amendment

  (11)   Statement Regarding Computation of Per Share Earnings

         The statement regarding computation of per share earnings is included as Note 10 of the Notes to Consolidated Financial Statements in the 1999 Annual Report to Stockholders and is incorporated herein by reference.

  (13)   Annual Report to Security Holders

  (21)   Subsidiary of Registrant:

         First Community Bank, N.A. ( a National Association organized under the laws of the United States)

  (23)   Independent Auditors' Consent

  (27)   Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BY: /s/ James L. Harrison, Sr.
                                           -------------------------------------
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        BY: /s/ John M. Mendez
                                           -------------------------------------
                                                 Principal Accounting Officer


Signature                                   Title                                      Date

/s/ Sam Clark                              Director                                   03/29/2000
-------------------------------------
(Sam Clark)

/s/ Allen T. Hamner                         Director                                   03/29/2000
-------------------------------------
(Allen T. Hamner)

/s/ James L. Harrison, Sr.                  President, Chief Executive Officer         03/29/2000
-------------------------------------       and Director (Principal Executive
(James L. Harrison, Sr.)                    Officer)

/s/ B.W. Harvey                             Director                                   03/29/2000
-------------------------------------
(B.W. Harvey)

/s/ I. Norris Kantor                        Director                                   03/29/2000
-------------------------------------
(I. Norris Kantor)

/s/ John M. Mendez                          Vice President, Chief Financial            03/29/2000
-------------------------------------       Officer and Director (Principal
(John M. Mendez)                            Financial Officer)

/s/ A. A. Modena                            Director                                   03/29/2000
-------------------------------------
(A. A. Modena)

/s/ Robert E. Perkinson, Jr.                Director                                   03/29/2000
-------------------------------------
(Robert E. Perkinson, Jr.)

/s/ William P. Stafford                     Chairman of the Board and Director         03/29/2000
-------------------------------------
(William P. Stafford)

/s/ William P. Stafford, II                 Director                                   03/29/2000
-------------------------------------
(William P. Stafford, II)

/s/ W. W. Tinder, Jr.                       Director                                   03/29/2000
-------------------------------------
(W. W. Tinder, Jr.)