Form 10-K/A
period 1999-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2000-04-13
CIK 859070

Reason for Amendment


This amendment No. 1 to the Registrant's Annual Report on Form 10-K includes additional exhibits pursuant to section 228.601 involving compensatory plans which were not available in electronic filing format at the date of filing of the Form 10-K. The specimen plan documents are filed herewith subject to the finalization of certain insurance policy data.

Exhibits:

    10.1    1999 Stock Option Plan
    10.2    Stock Option Agreement
    10.3    Summary of Options Under 1999 Option Plan
    10.4    Executive Retention Plan
    10.5    Life Insurance Endorsement Method Split Dollar Plan and Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BY:  /s/ JAMES L. HARRISON, SR.
                                       --------------------------------------
                                        James L. Harrison, Sr.,
                                        President and Chief Executive Officer
                                        (Duly Authorized Officer)



                                   BY:  /s/ JOHN M. MENDEZ
                                       --------------------------------------
                                        John M. Mendez
                                        Chief Financial Officer
                                        (Principal Accounting Officer)




April 13, 2000

                               INDEX TO EXHIBITS

Exhibits           Dexcription                                             Method of Filing
--------           -----------                                             ----------------
  10.1     1999 Stock Option Plan                                           Filed herewith
  10.2     Stock Option Agreement                                           Filed herewith
  10.3     Summary of Options Under 1999 Option Plan                        Filed herewith
  10.4     Executive Retention Plan                                         Filed herewith
  10.5     Life Insurance Endorsement Method Split Dollar
           Plan and Agreement                                               Filed herewith
  13       Annual Report to shareholders                                   Previously filed
  23       Independent Auditors Consent                                    Previously filed
  27       Financial Data Schedule                                         Previously filed
