Form 10-Q
period 2000-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2000-05-12
CIK 859070

           FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



     (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended: March 31, 2000     or
                                    ---------------

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
                                               Yes __X__          No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                    Outstanding at April 25, 2000
Common Stock, $1 Par Value                         8,665,215
                                         -----------------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                      For the quarter ended March 31, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE NUMBER
                                                                                -----------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2000 and
             December 31, 1999                                                        3
          Consolidated Statements of Income for the Three Months
          Ended March 31, 2000 and 1999                                               4
          Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2000 and 1999                               5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Three Months Ended March 31,
             2000 and 1999                                                            6
          Notes to Consolidated Financial Statements                                7-8
          Independent Accountants' Report                                             9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            10-17

          Item 3.  Quantitative and Qualitative Disclosures About Market             17
                   Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 17

          Item 2.  Changes in Securities and Use of Proceeds                         18

          Item 3.  Defaults Upon Senior Securities                                   18

          Item 4.  Submission of Matters to a Vote of                                18
                   Security Holders

          Item 5.  Other Information                                                 19

          Item 6.  Exhibits and Reports on Form 8-K                               19-21

SIGNATURES                                                                           22

ITEM 1. FINANCIAL STATEMENTS

                        FIRST COMMUNITY BANCSHARES, INC.
                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
(UNAUDITED)                                                                          MARCH 31         DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                              2000               1999
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                         $    46,720         $    37,797
Securities available for sale (amortized cost
   of $214,682 March 31, 2000; $221,226
   December 31, 1999)                                                                 205,155             212,105
Investment securities held to maturity (market
     value of  $79,033 March 31, 2000; $78,917
     December 31, 1999)                                                                78,616              78,768
Total loans, net of unearned income                                                   724,347             704,096
   Less: allowance for loan losses                                                     11,851              11,900
                                                                                  -----------         -----------
   Net loans                                                                          712,496             692,196
Premises and equipment, net                                                            18,494              18,630
Other real estate                                                                       2,422               1,950
Interest receivable                                                                     7,450               8,090
Other assets                                                                           21,275              15,178
Intangible assets                                                                      22,922              23,448
                                                                                  -----------         -----------
   Total Assets                                                                   $ 1,115,550         $ 1,088,162
                                                                                  ===========         ===========

Liabilities
Deposits, non-interest bearing                                                    $   115,598         $   115,288
Deposits, interest-bearing                                                            728,820             717,970
                                                                                  -----------         -----------
   Total Deposits                                                                     844,418             833,258
Interest, taxes and other liabilities                                                  13,102              13,436
Federal funds purchased                                                                    --              86,700
Securities sold under agreement to repurchase                                          39,610              41,062
FHLB borrowings and other indebtedness                                                113,842              10,218
                                                                                  -----------         -----------
   Total Liabilities                                                                1,010,972             984,674
                                                                                  ===========         ===========

Stockholders' Equity
Common stock, $1 par value; 10,000,000 shares authorized in
   2000 and 1999, respectively; 8,991,586 issued in 2000 and 1999;
   8,697,927 and 8,726,836 shares outstanding in 2000 and 1999                          8,992               8,992
Additional paid-in capital                                                             34,168              34,264
Retained earnings                                                                      71,130              69,372
Unallocated common stock held by ESOP                                                      --                (722)
Treasury stock, at cost                                                                (3,996)             (2,945)
Accumulated other comprehensive loss                                                   (5,716)             (5,473)
                                                                                  -----------         -----------
   Total Stockholders' Equity                                                         104,578             103,488
                                                                                  -----------         -----------
   Total Liabilities and Stockholders' Equity                                     $ 1,115,550         $ 1,088,162
                                                                                  ===========         ===========



See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT                             THREE MONTHS ENDED
SHARE AND PER SHARE DATA)                                      MARCH 31
                                                      ----------------------------
                                                         2000              1999
----------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                            $   15,995        $   13,872
Interest on securities available for sale                  3,260             3,137
Interest on investment securities                          1,061             1,113
Interest on federal funds sold                                --               296
Interest on deposits in banks                                 59               318
                                                      ----------        ----------
   Total Interest Income                                  20,375            18,736
                                                      ----------        ----------

Interest Expense:
Interest on deposits                                       7,161             7,694
Interest on borrowings                                     1,744               710
                                                      ----------        ----------
   Total Interest Expense                                  8,905             8,404
                                                      ----------        ----------
   Net Interest Income                                    11,470            10,332
Provision for loan losses                                    662               444
                                                      ----------        ----------
Net Interest Income After Provision for
   Loan Losses                                            10,808             9,888
                                                      ----------        ----------

Non-Interest Income:
Fiduciary income                                             500               516
Service charges on deposit accounts                          812               878
Other charges, commissions and fees                          647               380
Other operating income                                       805               364
                                                      ----------        ----------
   Total Non-Interest Income                               2,764             2,138
                                                      ----------        ----------

Non-Interest Expense:
Salaries and employee benefits                             4,047             3,067
Occupancy expense of bank premises                           640               503
Furniture and equipment expense                              478               458
Goodwill amortization                                        526               503
Other operating expense                                    2,485             1,919
                                                      ----------        ----------
   Total Non-Interest Expense                              8,176             6,450
                                                      ----------        ----------

Income before income taxes                                 5,396             5,576
Income tax expense                                         1,718             1,742
                                                      ----------        ----------
   Net Income                                         $    3,678        $    3,834
                                                      ==========        ==========

   Basic and diluted earnings per common share        $     0.42        $     0.44
                                                      ==========        ==========

Weighted average shares outstanding                    8,715,414         8,786,269
                                                      ==========        ==========



See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS)                                              THREE MONTHS ENDED
                                                                         MARCH 31
                                                                ---------------------------
                                                                   2000              1999
-------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                      $   3,678         $   3,834
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for possible loan losses                                 662               444
   Depreciation of premises and equipment                             345               375
   Amortization of goodwill and other intangibles                     537               491
   Investment amortization and accretion, net                          67               153
   Gain on the sale of assets, net                                   (529)             (247)
   Change in other liabilities                                        292             2,138
   Change in interest receivable                                      640              (341)
   Change in other assets                                          (1,835)             (974)
   Change in other                                                     70               (50)
                                                                ---------         ---------

     Net cash (used in) provided by operating activities            3,927             5,823
                                                                ---------         ---------

Cash Flows From Investment Activities:
Increase (decrease) in cash realized from:
   Maturities and calls of investment securities                      160             2,704
   Maturities and calls of securities available for sale            6,924            11,493
   Sales of securities available for sale                           1,650                --
   Purchases of securities available for sale                      (2,102)          (59,764)
   Net (increase) decrease in loans made to customers             (20,935)            2,233
   Purchase of bank owned life insurance                           (4,100)               --
   Purchase of equipment                                             (263)           (1,835)
   Sales of equipment                                                  --                 5
                                                                ---------         ---------
     Net cash used in investment activities                       (18,666)          (45,164)
                                                                ---------         ---------

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
   Demand and savings deposits, net                                 2,658            (5,116)
   Time deposits, net                                               8,503            (4,968)
   Short-term borrowings, net                                      15,478               272
   Payments of long-term debt                                          (6)              (74)
   Acquisition of treasury stock                                   (1,051)             (399)
   Cash paid in lieu of fractional shares                              --               (18)
   Cash dividends paid                                             (1,920)           (1,762)
                                                                ---------         ---------

     Net cash provided by (used in) financing activities           23,662           (12,065)
                                                                ---------         ---------

Net increase (decrease) in cash and cash equivalents                8,923           (51,406)
Cash and cash equivalents at beginning of year                     37,797           117,096
                                                                ---------         ---------

Cash and cash equivalents at end of quarter                     $  46,720         $  65,690
                                                                =========         =========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT                                                                            ACCUMULATED
SHARE AND PER SHARE DATA)                         ADDITIONAL                  UNALLOCATED                   OTHER
                                        COMMON      PAID-IN       RETAINED       ESOP       TREASURY    COMPREHENSIVE
                                         STOCK      CAPITAL       EARNINGS      SHARES       STOCK       INCOME (LOSS)     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance beginning of
    the period,
    January 1, 1999                    $   8,992   $  34,306      $  60,250    $  (1,664)  $  (1,403)     $   1,238      $ 101,719
Comprehensive income:
   Net Income                                 --          --          3,834           --          --             --          3,834
   Other comprehensive income:
     Unrealized holding losses on
     securities available for sale,
     net of tax                               --          --             --           --          --         (1,097)        (1,097)
                                                                  ---------                               ---------      ---------
       Comprehensive income                   --          --          3,834           --          --         (1,097)         2,737
Common dividends
    declared ($.20
    per common share)                         --          --         (1,762)          --          --             --         (1,762)

Purchase 17,890 treasury shares
at $22.35 per share                           --          --             --           --        (399)            --           (399)

Allocation of ESOP shares                     --         (42)            --          942          --             --            900
                                       ---------   ---------      ---------    ---------   ---------      ---------      ---------

Balance, March 31, 1999                $   8,992   $  34,264      $  62,322    $    (722)  $  (1,802)     $     141      $ 103,195
                                       =========   =========      =========    =========   =========      =========      =========


Balance beginning of
    the period,
    January 1, 2000                    $   8,992   $  34,264      $  69,372    $    (722)  $  (2,945)     $  (5,473)     $ 103,488
Comprehensive income:
   Net Income                                 --          --          3,678           --          --             --          3,678
   Other comprehensive income:
     Unrealized holding losses on
     securities available for sale,
     net of tax                               --          --             --           --          --           (243)          (243)
                                                                  ---------                               ---------      ---------
       Comprehensive income                   --          --          3,678           --          --           (243)         3,435
Common dividends
    declared ($.22
    per common share)                         --          --         (1,920)          --          --             --         (1,920)

Purchase 53,150 treasury shares
at $19.78 per share                           --          --             --           --      (1,051)            --         (1,051)

Allocation of ESOP shares                     --         (96)            --          722          --             --            626
                                       ---------   ---------      ---------    ---------   ---------      ---------      ---------

Balance, March 31, 2000                $   8,992   $  34,168      $  71,130    $      --   $  (3,996)     $  (5,716)     $ 104,578
                                       =========   =========      =========    =========   =========      =========      =========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of March 31, 2000 and the unaudited consolidated statements of income, cash flows, and changes in stockholders' equity for the periods ended March 31, 2000 and 1999 have been prepared by the management of First Community Bancshares, Inc. (FCBI). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of First Community Bancshares, Inc. and subsidiaries at March 31, 2000 and its results of operations, cash flows, and changes in stockholders' equity for the periods ended March 31, 2000 and 1999, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The consolidated balance sheet as of December 31, 1999 has been extracted from audited financial statements included in the Company's 1999 Annual Report to Shareholders. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the 1999 Annual Report of FCBI.

NOTE 2. ACQUISITIONS

On September 28, 1999, First Community Bank, N.A. ("FCBNA"), the Company's wholly-owned banking subsidiary acquired 100% of the common stock of United First Mortgage, Inc. ("UFM"), headquartered in Richmond, Virginia. UFM is a mortgage brokerage company and when acquired had assets of approximately $6.4 million and 9 offices located in a geographic region along a corridor of Interstates 64 and 81 and ranging from Virginia Beach, Virginia to Harrisonburg, Virginia. Pursuant to the Agreement, FCBNA exchanged cash of $1.95 million for all of UFM's outstanding 3,000 common shares with provisions for additional consideration contingent upon the financial performance of UFM in subsequent years. The total initial consideration paid resulted in an intangible asset of approximately $1.2 million, which is being amortized on a straight-line basis over a 15-year period. The contingent payments to be made in subsequent years will be capitalized as goodwill upon the determination of the contingent payment amounts and amortized over the remaining useful life, if any, of the original goodwill. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of UFM are included in the consolidated results from the date of acquisition. Subsequent to the merger, UFM operates as a wholly owned subsidiary of FCBNA. Presently, all loans originated by UFM are classified as held for sale and are included in total loans outstanding as of March 31, 2000. The loans are reviewed individually and presented at the lower of cost or market value.


NOTE 3. BORROWINGS

Structured term borrowings from the FHLB of $100 million are presently being used as a moderately priced funding vehicle and were used to repay the overnight funds purchased from the FHLB at December 31, 1999. The structured term borrowings have varying maturities from five to ten years, however; these advances are callable in quarterly increments after a predefined lockout period. The Company has additional term borrowings from the FHLB of $10 million and are included with FHLB borrowings and other indebtedness on the balance sheet.


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

The Company is currently involved in litigation styled Ann Tierney Smith, Executrix, et al versus FCFT, First Community Bank, Gentry, Locke Rakes & Moore and William Gust. In this matter, the plaintiffs are seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. The court ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff subsequently filed a motion requesting an immediate appeal of that ruling to the state supreme court; however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter and court ordered mediation was conducted on May 2, 2000 with no outcome. A trial date has been set for October 2000. The Company intends to vigorously defend this action and both the Company and legal counsel are of the opinion that it will prevail in this matter and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

Subsequent to December 31, 1999, the Company was named as defendant in a civil action brought by a not-for-profit foundation (plaintiff) as beneficiary under a Trust Under Will administered by the Company's Trust and Financial Services Division. The complaint formalized previous asserted but unfiled claims that the Bank as Trustee failed to appropriately acknowledge and follow the investment philosophy set forth by the plaintiff which allegedly resulted in a $425,000 loss of value of a bequest. The complaint further alleges that the Trustee failed to act prudently with respect to the investment of the Trust funds and alleges that account management fees charged to the Trust account were excessive and did not constitute legitimate services tangibly benefiting the Trust account. The Company vigorously denies these allegations and has prepared an appropriate response to this complaint. The suit seeks recovery of the alleged losses, removal of the Trustee and unspecified punitive damages. At this time, it is not possible to predict the outcome of this action; however, the Company and its legal counsel believe that the Company possesses meritorious defenses and intend to vigorously defend this suit.


NOTE 5. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:


                                                                    March 31       March 31
                                                                      2000           1999
                                                                     -------        -------
                                                                     (Amounts in Thousands)
OTHER COMPREHENSIVE INCOME:
Holding losses arising during the period                             $  (406)       $(1,828)
Tax benefit                                                              163            731
                                                                     -------        -------
Holding losses arising during the period, net of tax                    (243)        (1,097)
Reclassification adjustment for (gains) losses realized in net
    income, net of tax                                                    --             --
Tax expense (benefit) of reclassifications                                --             --
                                                                     -------        -------
Other comprehensive loss                                                (243)        (1,097)
Beginning accumulated other comprehensive (loss) income               (5,473)         1,238
                                                                     -------        -------
Ending accumulated other comprehensive (loss) income                 $(5,716)       $   141
                                                                     =======        =======

INDEPENDENT ACCOUNTANTS' REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc.(First Community) as of March 31, 2000, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for the three month period then ended. These consolidated financial statements are the responsibility of the Company's management. The accompanying consolidated statements of income, cash flows, and changes in stockholders' equity of First Community for the three month period ended March 31, 1999, were reviewed by other accountants whose report (dated April 30, 1999) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated balance sheet of First Community as of March 31, 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated balance sheet of First Community as of December 31, 1999, was audited by other auditors whose report dated January 28, 2000, expressed an unqualified opinion on that statement.



/s/ Ernst & Young LLP


Charleston, West Virginia
May 4, 2000

FIRST COMMUNITY BANCSHARES, INC.
PART 1. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this report. This discussion and analysis should be read in conjunction with the 1999 Annual Report to Shareholders and the other financial information included in this report.

FORWARD LOOKING STATEMENTS

First Community Bancshares, Inc. the "Corporation" or "FCBI") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, among others, statements with respect to the Corporation's beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Corporation and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Corporation's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

     The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.


RESULTS OF OPERATIONS

The Company reported net income of $3.7 million for the quarter ended March 31, 2000, a 3.0% decrease from net income of $3.8 million for the same period in 1999. Basic earnings per common share between the same periods decreased 4.5%, from $.44 to $.42.

The reduction in net income between the first quarter of 1999 and 2000 is the result of a non-recurring gain realized in the first quarter of 1999 and the negative impact of losses in the Company's mortgage origination division in the first quarter of 2000. Net of tax, the impact on net income of the gain recorded in the first quarter of 1999 was $189,000 while the impact of the mortgage origination division reduced earnings in the first quarter of 2000 by $182,000. On an operational basis (excluding the aforementioned non-recurring gain), earnings in 2000 were roughly equivalent to the comparable quarter in 1999.

NET INTEREST INCOME

Net interest income was $11.5 million for the first quarter of 2000 as compared with $10.3 million for the corresponding period in 1999. Tax equivalent net interest income totaled $12.3 million for 2000, an increase of $1.1 million from the $11.2 million reported in the first quarter of 1999. This increase in net interest income relates largely to a $105.1 million increase in average outstanding loans between the two quarters.

The Company's first quarter 2000 tax equivalent net interest margin of 4.99% reflects a 22 basis point increase from the 4.77% margin in the first quarter of 1999 due to a shift in earning assets to higher yielding loans and higher asset yields obtained in the portfolio of securities available for sale. The increase in yield on available-for-sale securities was achieved through the investment of funds that were previously held as federal funds sold at March 31, 1999. The shift in earning assets resulted from the reinvestment activity occurring in the prior year into maturity and sector distributions to enhance the portfolio performance and subsequently resulted in a 24 basis point increase in the overall asset yield between the two quarters. Beginning in the second half of 1999, increases in the loan portfolio were funded with wholesale advances from the Federal Home Loan Bank. The tax equivalent yield on the loan portfolio was 9.07% for the first quarter of 2000 as compared with 9.33% for the same period in 1999.

Loans, the Company's highest yielding asset category, experienced an increase in average balances of $105.2 million or 17.3%, between the first quarter of 2000 and the corresponding period in 1999. This significant increase in the loan portfolio continues to be funded with advances from the Federal Home Loan Bank
(FHLB). The overall yield in the loan portfolio declined by 26 basis points from the prior year period as a result of the strong price competition for loan opportunities. The industry experienced increased competition for commercial loans in 1998, led by capital markets groups and other banks, and the industry responded with lower interest rates. The Company resisted the easing of underwriting standards and sacrificed some existing and new loan business in the process in 1998. This shift in industry underwriting standards coupled with the declining interest rate environment resulted in above average principal prepayments and contributed to the shrinking in the loan portfolio that continued into early 1999. Prepayment and refinancing activity began to slow in the second quarter of 1999 and loan volume began to rise.

The tax equivalent yield on securities available for sale increased to 6.72% from 6.28% in the corresponding first quarter of 1999. This increase in the portfolio yield was achieved through the purchase of a mix of higher yielding tax-exempt municipal securities, callable agency securities and investments in corporate bonds. Investment securities held to maturity remained relatively consistent with the prior year at tax equivalent yields of 8.09% and 8.07%, respectively, for the first quarter in 2000 and 1999.

The Company's cost of funds was reduced from 4.19% in 1999 to 4.17% for the first quarter of 2000. The reduction in the overall cost was a result of continued focus on funding cost control in this critical area of operations. Reductions in the cost of money were achieved in all categories of interest-bearing deposits between 1999 and 2000 as indicated in the Net Interest Income Analysis on the following page. Short-term borrowings, however, experienced a 122 basis point increase due to the rising rate environment. The increased balances are a result of an increased reliance on wholesale funding from the FHLB. The use of FHLB credit programs is a significant component of the Company's overall funding strategy.

                                                     NET INTEREST INCOME ANALYSIS
-----------------------------------------------------------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED                           THREE MONTHS ENDED
                                                            MARCH 31, 2000                               MARCH 31, 1999
                                              ----------------------------------------        -------------------------------------
(AMOUNTS IN                                     AVERAGE        INTEREST     YIELD/RATE         AVERAGE       INTEREST    YIELD/RATE
THOUSANDS)                                      BALANCE         (1) (2)         (2)            BALANCE        (1) (2)        (2)
-----------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
Loans (3)
    Taxable                                   $  704,122        $15,853       9.06%          $  596,848        $ 13,690       9.30%
    Tax-Exempt                                     8,477            219      10.39%              10,563             280      10.75%
                                              ----------        -------      -----           ----------        --------      -----
    Total                                        712,599         16,072       9.07%             607,411          13,970       9.33%
Allowance for Loan Losses                        (11,925)                                       (11,398)
                                              ----------                                     ----------
    Net Total                                    700,674                                        597,013

Investments Available for Sale:
    Taxable                                      176,024          2,824       6.45%             180,931           2,680       6.01%
    Tax-Exempt                                    33,164            670       8.13%              37,371             703       7.63%
                                              ----------        -------      -----           ----------        --------      -----
    Total                                        209,188          3,494       6.72%             218,302           3,383       6.28%
Investment Securities Held to Maturity:
    Taxable                                        5,061             89       7.07%               8,149             138       6.87%
    Tax-Exempt                                    73,641          1,495       8.16%              74,160           1,500       8.20%
                                              ----------        -------      -----           ----------        --------      -----
    Total                                         78,702          1,584       8.09%              82,309           1,638       8.07%

Interest-Bearing Deposits                          2,866             45       6.32%              28,104             318       4.59%
Federal Funds Sold                                     2              0       0.00%              26,635             296       4.51%
                                              ----------        -------      -----           ----------        --------      -----

Total Earning Assets                             991,432         21,195       8.60%             951,363          19,605       8.36%
                                                                -------      -----                             --------      -----
Other Assets                                      99,096                                         93,342
                                              ----------                                     ----------

    Total                                     $ 1,090,528                                    $1,044,705
                                              ===========                                    ==========

Interest-Bearing Liabilities:
    Interest-bearing Demand Deposits          $  131,873            719       2.19%          $  136,301             749       2.23%
    Savings Deposits                             138,634            732       2.12%             148,352             902       2.47%
    Time Deposits                                449,748          5,710       5.11%             464,595           6,044       5.28%
    Short-Term Borrowings                        129,368          1,593       4.95%              46,603             429       3.73%
    Other Indebtedness                            10,214            151       5.95%              18,250             280       6.22%
                                              ----------        -------      -----           ----------        --------      -----
    Total Interest-Bearing Liabilities           859,837          8,905       4.17%             814,101           8,404       4.19%
                                              ----------        -------      -----           ----------        --------      -----

Demand Deposits                                  113,804                                        115,906
Other Liabilities                                 12,554                                         11,891
Stockholders' Equity                             104,333                                        102,807
                                              ----------                                     ----------
    Total                                     $1,090,528                                     $1,044,705
                                              ==========                                     ==========

Net Interest Earnings                                           $12,290                                        $ 11,201
                                                                =======                                        ========

Net Interest Spread                                                           4.43%                                           4.17%
                                                                             =====                                           =====

Net Interest Margin                                                           4.99%                                           4.77%
                                                                             =====                                           =====


(1) Interest amounts represent taxable equivalent results for the first three months of 2000 and 1999.

(2) Fully Taxable Equivalent-using the statutory rate of 35%.

(3) Non-accrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

To maintain a balance in the allowance for loan losses which is sufficient to absorb known and estimable loan losses, charges are made to the provision for loan losses. The provision for loan losses was $662,000 for the first quarter of 2000 compared with $444,000 for the corresponding period in 1999. The increase is reflective of higher outstanding loan balances. The increased provision was necessary to maintain policy guidelines for adequate coverage of inherent losses in to the portfolio as well as an acceptable level of reserve coverage to the total portfolio.

The Company consistently applies a monthly review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of loan loss reserves. The total loan loss reserve is divided into two categories which apply to i) specifically identified loan relationships which are on non-accrual status, ninety days past due or more and loans with elements of credit weakness and ii) formula reserves.

Specific reserves are targeted to cover loan relationships which are identified with significant cash flow weakness and for which a collateral deficiency may be present. Impaired loans are identified, measured, and recorded in accordance with SFAS No. 114 and SFAS No. 118. The reserves established under the specific identification method are judged based upon the borrower's estimated cash flow or projected liquidation value of pledged collateral.

Formula and general reserves (Reserves Allocated to Classifications) are available to cover the homogeneous classification of loans, which are not individually identified as potential problems. The formula and general reserve is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). To determine the amount of reserve needed for each loan category, a rolling three-year average loss percentage is calculated. The calculated percentage is used to determine the required reserve excluding any relationships specifically identified and evaluated. While allocations are made to specific loans and classifications within the various classifications of loans, the reserve is available for all loan losses.

The composition of First Community's allowance for loan losses was as follows at March 31, 2000 and December 31, 1999:

                                               March 31       December 31
                                                 2000            1999
                                               -------         -------
                                                (Amounts in Thousands)
Specific Reserves                              $ 1,876         $ 2,195
Reserves Allocated to Classifications            9,975           9,705
                                               -------         -------
         Total Reserves                        $11,851         $11,900
                                               =======         =======


The allowance for loan losses totaled approximately $11.9 million at March 31, 2000 and December 31, 1999 resulting in reserve to loan ratios of 1.64% and 1.69% for the respective periods.

Net charge-offs for the first quarter of 2000 were $711,248 as compared with $758,456 for the corresponding period in 1999. Expressed as a percentage of average loans, net charge-offs were .10% for the three month period ended March 31, 2000 and .13% for the corresponding period in 1999.


The reserve coverage ratio represents the percentage of non-performing loans and other real estate owned covered through available reserves. As of March 31, 2000, this ratio was 108.1% as compared to 113.6% at March 31, 1999 and 102.2% at December 31, 1999. Management continually evaluates the adequacy of the allowance for loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio.

NON-INTEREST INCOME

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased $626,000, or 29.3% from $2,138,000 for the three months ended March 31, 1999 to $2,764,000 for the corresponding period in 2000. The largest contributor to the increase was the acquisition of UFM which added an additional $899,000 in loan origination fees. Also impacting and offsetting this increase was a gain included in other operating revenue for 1999 of $275,000 on the sale of foreclosed property. This gain resulted from the sale of a foreclosed commercial facility in Princeton, West Virginia in March 1999.

NON-INTEREST EXPENSE

Non-interest expense totaled $8.2 million in the first quarter of 2000 increasing $1.7 million from the corresponding period in 1999. This increase includes and relates primarily to the effect of the addition of United First Mortgage, Inc. (UFM) which added an additional $1.2 million in non-interest expense. Other cost increases (excluding UFM) were noted in employee benefit cost, occupancy and other non-interest expense which, in aggregate, added approximately $432,000 of expense.

FINANCIAL POSITION

SECURITIES

Securities totaled $283.8 million at March 31, 2000 and reflect a decrease of $7.1 million from December 31, 1999. This 2.4% decrease is the result of maturities and principal payments in the investment portfolio. As a result of the high loan demand, these funds are currently being reinvested into the higher yielding loan portfolio.

Securities available for sale were $205.2 million at March 31, 2000 as compared to $212.1 million at December 31, 1999. Securities available for sale are recorded at their fair market value at March 31, 2000 and December 31, 1999. The unrealized gain or loss, which is the difference between book value and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as accumulated other comprehensive income. The unrealized loss after taxes of $5.5 million at December 31, 1999, increased $200,000 to an unrealized loss of $5.7 million at March 31, 2000 as market yields on securities continued to increase in the first quarter of 2000.

Investment securities, which are purchased with the intent to hold until maturity, totaled $78.6 million at March 31, 2000 as compared to $78.8 million at December 31, 1999. The market value of investment securities was 100% and 101% of book value at December 31, 1999 and March 31, 2000, respectively.

LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. All loans made by the Company are subject to a common credit underwriting structure. Loans are also subject to a quarterly and annual review process based on the loan size and type. Total loans increased $20.2 million from $704.1 million at December 31, 1999 to $724.3 million at March 31, 2000. Additionally, the loan to deposit ratio increased slightly from 84.5% at December 31, 1999 to 85.7% at March 31, 2000 in contrast to an $11.2 or 1.3% increase in total customer deposits during the first quarter of 2000.

Average total loans have increased $105.2 million between the first quarter of 1999 and 2000 due primarily to the extensive sales and marketing efforts. This significant growth was experienced even though there was continued competition from local and regional banks for certain larger commercial loan customers.

The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest portion of the portfolio, comprising $297.4 million or 41.05% of total loans at March 31, 2000 and $301.0 million or 42.74% of total loans at December 31, 1999. Residential real estate loans increased slightly to $258.4 million from $251.3 remaining at approximately 35.7% of the total portfolio at March 31, 2000 and December 31, 1999. Loans to individuals remained relatively unchanged at $127.1 million or 18.1% of total loans at December 31, 1999 and $127.7 million or 17.6% of total loans at March 31, 2000. Construction loans increased to $40.8 million at March 31, 2000 or 5.64% of total loans from $24.7 million at December 31, 1999 or 3.51% of total loans.

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $11.0 million at March 31, 2000, or 1.5% of total loans and OREO, compared with $11.1 million or 1.6% at December 31, 1999 and up $1.3 million from the $9.7 million (1.6% of loans and OREO) reflected at March 31, 1999. The following schedule details non-performing assets by category at the close of each of the last five quarters:


(In Thousands)                March 31     December 31   September 30   June 30        March 31
                                2000          1999          1999          1999          1999
                               -------       -------       -------       -------       -------

Non-Accrual                    $ 7,455       $ 7,889       $ 8,246       $ 7,970       $ 7,157

Ninety Days Past Due             1,090         1,259           417           328           493

Other Real Estate Owned          2,422         1,950         1,786         1,798         2,041
                               -------       -------       -------       -------       -------

                               $10,967       $11,098       $10,449       $10,096       $ 9,691
                               =======       =======       =======       =======       =======
Restructured loans
performing in accordance
with modified terms            $   449       $   505       $   458       $   460       $   524
                               =======       =======       =======       =======       =======


The change in non-performing assets which resulted in a decline in total non-performing assets of approximately $131,000 is the result of activity between the categories including collections on delinquencies, foreclosures and movements into or out of the non-performing classification. Non-accrual loans decreased $434,000 when comparing March 31, 2000 and December 31, 1999. The decrease in non-accrual and loans ninety days past due has been offset by an increase in other real estate owned and is due, primarily, to several loan relationships which have either been satisfied through foreclosure or are in the process of resolution and a resulting reclassification to either non-accrual, ninety days past due or other real estate owned. Included in the ninety days past due category are two loans with FmHA and SBA guarantees comprising $980,000 of the balance in that category of non-performing loans. Management believes that non-performing asset carrying values are substantially recoverable.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $104.6 million at March 31, 2000 increasing $1.1 million over the $103.5 million reported for December 31, 1999. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2000, the Company's risk adjusted capital-to-asset ratio was 12.78%. The Company's leverage ratio at March 31, 2000 was 8.14% compared with 8.25% at December 31, 1999. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well capitalized levels prescribed for bank holding companies of 10% and 5%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and due from bank balances including interest bearing cash balances ($46.7 million), investment securities available for sale ($205.2 million), and Federal Home Loan Bank credit availability of approximately $113 million. Cash advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.


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

The Bank seeks to control its interest rate risk (IRR) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the bank performs quarterly simulations of NII using financial models which project NII through a range of possible interest rate environments including rising, declining, most likely, and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management's estimate of yields attained in those future rate environments and rates which will be paid on various deposit instruments and borrowings.

There have been no significant changes to the Company's risk profile since December 31, 1999. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 1999.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    (a) The Company is currently a defendant in various legal actions and asserted claims most of which involve lending and collection activities in the normal course of business, some of which have remained dormant for a number of years. While the Company and legal counsel are unable to assess the outcome of each of these matters, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

         The Company is currently involved in litigation styled Ann Tierney Smith, Executrix, et al versus FCFT, First Community Bank, Gentry, Locke Rakes & Moore and William Gust. In this matter, the plaintiffs are seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. The court ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff subsequently filed a motion requesting an immediate appeal of that ruling to the state supreme court, however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter and court ordered mediation was conducted on May 2, 2000. There was no outcome from the mediation process. A trial date has been set for October 2000. The Company intends to vigorously defend this action and both the Company and legal counsel are of the opinion that it will prevail in this matter and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

         Subsequent to December 31, 1999, the Company was named as defendant in a civil action brought by a not-for-profit foundation (plaintiff) as beneficiary under a Trust Under Will administered by the Company's Trust and Financial Services Division. The complaint formalized previous asserted but unfiled claims that the Bank as Trustee failed to appropriately acknowledge and follow the investment philosophy set forth by the plaintiff which allegedly resulted in a $425,000 loss of value of a bequest. The complaint further alleges that the Trustee failed to act prudently with respect to the investment of the Trust funds and alleges that account management fees charged to the Trust account were excessive and did not constitute legitimate services tangibly benefiting the Trust account. The Company vigorously denies these allegations and is preparing an appropriate response to this complaint. The suit seeks recovery of the alleged losses, removal of the Trustee and unspecified punitive damages. This civil action is in the preliminary phase. The Company filed an answer on April 7, 2000 denying all pertinent allegations. Discovery and depositions in this matter are pending but have not been scheduled.

Item 2.  Changes in Securities

      (a) N/A

      (b) N/A

      (c) N/A

      (d) N/A

Item 3.  Defaults Upon Senior Securities

      (a) N/A

      (b) N/A



Item 4.  Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Stockholders was held on April 11, 2000.

      (b) The following directors were elected to serve a three-year term through the date of the 2003 Annual Meeting of Stockholders.

          James L. Harrison, Sr., I. Norris Kantor, A.A. Modena and William P. Stafford, II

      (c) Three proposals were voted upon at the annual meeting, which included the election of the aforementioned directors, amendment of the Articles of Incorporation to increase the authorized common stock of the Company from ten million shares to fifteen million shares and the ratification of Ernst & Young LLP as independent auditors for the corporation for the fiscal year ending December 31, 2000. The results of the proposals and voting are as follows:

         Proposal 1. Election of Directors

                                               Votes For         Votes Against    Votes Abstained
                                               ---------         -------------    ---------------
                  James L. Harrison, Sr.       6,062,604            13,438             12,212
                  I. Norris Kantor             6,064,486            11,556             12,212
                  A.A. Modena                  6,062,561            13,481             12,212
                  William P. Stafford, II      6,073,386             2,656             12,212

         Proposal 2. Approve Amendment to the Articles of Incorporation to increase authorized common stock

                  Votes For                5,828,158

                  Votes Against              259,051

                  Votes Abstained              1,045

         Proposal 3. Ratification of the selection of Ernst & Young LLP

                  Votes For                 6,084,420

                  Votes Against                 3,347

                  Votes Abstained                 487

      (d)  N/A

Item 5. Other Information

      (a)    N/A

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 15- Letter regarding unaudited interim financial information
          Exhibit 27- Financial Data Schedule

      (b) Reports on Form 8-K

          A report on Form 8-K was filed on February 28, 2000 in regard to the change of the Corporation's independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE: May 12, 2000


/s/ James L. Harrison, Sr.
-----------------------------------
James L. Harrison, Sr.
President & Chief Executive Officer
(Duly Authorized Officer)



DATE: May 12, 2000


/s/ John M. Mendez
----------------------------------------
John M. Mendez
Vice President & Chief Financial Officer
(Principal Accounting Officer)