Form 10-Q
period 2000-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2000-08-14
CIK 859070

           FORM 10-Q-QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



          (Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended: June 30, 2000        or
                                          -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from:_________________ to __________________

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
                                     Yes X  No
                                        ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at July 31, 2000
Common Stock, $1 Par Value                               8,650,530
                                              ----------------------------

                        First Community Bancshares, Inc.

                                   FORM 10-Q
                      For the quarter ended June 30, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                  PAGE NUMBER
                                                                                -----------
          Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 and
             December 31, 1999                                                        3

          Consolidated Statements of Income for the Three and
             Six Month Periods Ended June 30, 2000 and 1999                           4

          Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2000 and 1999                                  5

          Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months Ended June 30, 2000 and 1999                   6

          Notes to Consolidated Financial Statements                                7-8
          Independent Accountants' Report                                             9

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            10-18

          Item 3.  Quantitative and Qualitative Disclosures About Market
                   Risk                                                              18

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 18

          Item 2.  Changes in Securities and Use of Proceeds                         19

          Item 3.  Defaults Upon Senior Securities                                   19

          Item 4.  Submission of Matters to a Vote of Security Holders               19

          Item 5.  Other Information                                                 19

          Item 6.  Exhibits and Reports on Form 8-K                               19-29

SIGNATURES                                                                           30

ITEM 1.   FINANCIAL STATEMENTS

                        FIRST COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
(UNAUDITED)                                                             JUNE 30                 DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)                                 2000                      1999
------------------------------------------------------------------------------------------------------------
ASSETS
CASH AND CASH EQUIVALENTS                                             $   32,679                $   37,797
SECURITIES AVAILABLE FOR SALE (AMORTIZED COST
   OF $212,358 JUNE 30, 2000; $221,226
   DECEMBER 31, 1999)                                                    202,754                   212,105
INVESTMENT SECURITIES HELD TO MATURITY (MARKET
     VALUE OF  $78,186 JUNE 30, 2000; $78,917
     DECEMBER 31, 1999)                                                   77,208                    78,768
TOTAL LOANS, NET OF UNEARNED INCOME                                      741,581                   704,096
   LESS: ALLOWANCE FOR LOAN LOSSES                                        11,828                    11,900
                                                                      ----------                ----------
   NET LOANS                                                             729,753                   692,196
PREMISES AND EQUIPMENT, NET                                               18,215                    18,630
OTHER REAL ESTATE                                                          2,463                     1,950
OTHER ASSETS                                                              29,485                    23,268
INTANGIBLE ASSETS                                                         22,396                    23,448
                                                                      ----------                ----------
   TOTAL ASSETS                                                       $1,114,953                $1,088,162

LIABILITIES
DEPOSITS, NON-INTEREST BEARING                                        $  119,221                $  115,288
DEPOSITS, INTEREST-BEARING                                               713,405                   717,970
                                                                      ----------                ----------
   TOTAL DEPOSITS                                                        832,626                   833,258
INTEREST, TAXES AND OTHER LIABILITIES                                     11,698                    13,436
FEDERAL FUNDS PURCHASED                                                   10,050                    86,700
SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE                             41,492                    41,062
FHLB BORROWINGS AND OTHER INDEBTEDNESS                                   112,935                    10,218
                                                                      ----------                ----------
   TOTAL LIABILITIES                                                   1,008,801                   984,674
                                                                      ----------                ----------

STOCKHOLDERS' EQUITY
COMMON STOCK, $1 PAR VALUE; 15,000,000 AND 10,000,000 SHARES
   AUTHORIZED IN 2000 AND 1999, RESPECTIVELY; 8,991,586 ISSUED IN
   2000 AND 1999; 8,661,715 AND 8,726,836 SHARES OUTSTANDING
   IN 2000 AND 1999                                                        8,992                     8,992
ADDITIONAL PAID-IN CAPITAL                                                34,168                    34,264
RETAINED EARNINGS                                                         73,468                    69,372
Unallocated common stock held by ESOP                                         --                      (722)
Treasury stock, at cost                                                   (4,714)                   (2,945)
ACCUMULATED OTHER COMPREHENSIVE LOSS                                      (5,762)                   (5,473)
                                                                      ----------                ----------
   TOTAL STOCKHOLDERS' EQUITY                                            106,152                   103,488
                                                                      ----------                ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $1,114,953                $1,088,162
                                                                      ==========                ==========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT                                SIX MONTHS ENDED             THREE MONTHS ENDED
SHARE AND PER SHARE DATA)                                         JUNE 30                      JUNE 30
                                                           2000            1999           2000          1999
-------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
INTEREST AND FEES ON LOANS                               $32,674         $28,029        $16,679       $14,157
INTEREST ON SECURITIES AVAILABLE FOR SALE                  6,503           6,594          3,243         3,457
INTEREST ON INVESTMENT SECURITIES                          2,110           2,206          1,049         1,093
INTEREST ON FEDERAL FUNDS SOLD AND DEPOSITS                  157             803             98           189
                                                         -------         -------        -------       -------
    TOTAL INTEREST INCOME                                 41,444          37,632         21,069        18,896
                                                         -------         -------        -------       -------

INTEREST EXPENSE:
INTEREST ON DEPOSITS                                      14,503          15,016          7,342         7,322
INTEREST ON BORROWINGS                                     3,764           1,314          2,020           604
                                                         -------         -------        -------       -------
    TOTAL INTEREST EXPENSE                                18,267          16,330          9,362         7,926
                                                         -------         -------        -------       -------
    NET INTEREST INCOME                                   23,177          21,302         11,707        10,970
PROVISION FOR LOAN LOSSES                                  1,880             835          1,218           391
                                                         -------         -------        -------       -------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                           21,297          20,467         10,489        10,579
                                                         -------         -------        -------       -------

NON-INTEREST INCOME:
FIDUCIARY INCOME                                             932           1,185            432           669
SERVICE CHARGES ON DEPOSIT ACCOUNTS                        1,796           1,799            984           921
OTHER CHARGES, COMMISSIONS AND FEES                        1,328             812            681           432
OTHER OPERATING INCOME                                     1,984             557          1,179           193
                                                         -------         -------        -------       -------
    TOTAL NON-INTEREST INCOME                              6,040           4,353          3,276         2,215
                                                         -------         -------        -------       -------

NON-INTEREST EXPENSE:
SALARIES AND EMPLOYEE BENEFITS                             8,050           6,113          4,003         3,046
OCCUPANCY EXPENSE OF BANK PREMISES                         1,250           1,033            610           530
FURNITURE AND EQUIPMENT EXPENSE                              978             900            500           442
GOODWILL AMORTIZATION                                      1,052           1,011            526           508
OTHER OPERATING EXPENSE                                    4,325           4,282          1,840         2,363
                                                         -------         -------        -------       -------
    TOTAL NON-INTEREST EXPENSE                            15,655          13,339          7,479         6,889
                                                         -------         -------        -------       -------

INCOME BEFORE INCOME TAXES                                11,682          11,481          6,286         5,905
INCOME TAX EXPENSE                                         3,675           3,529          1,957         1,787
                                                         -------         -------        -------       -------
   NET INCOME                                            $ 8,007         $ 7,952        $ 4,329       $ 4,118
                                                         =======         =======        =======       =======
BASIC AND DILUTED EARNINGS PER COMMON SHARE              $   .92         $   .91        $   .50       $   .47
                                                         =======         =======        =======       =======

WEIGHTED AVERAGE SHARES OUTSTANDING                    8,690,704       8,781,110      8,665,993     8,776,799
                                                       =========       =========      =========     =========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS)                                              SIX MONTHS ENDED
                                                                         JUNE 30
                                                               --------------------------
                                                                 2000              1999
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                     $  8,007          $  7,952
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR LOAN LOSSES                                     1,880               835
    DEPRECIATION OF PREMISES AND EQUIPMENT                          698               709
    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES                1,073               988
    INVESTMENT AMORTIZATION AND ACCRETION, NET                      125               283
    GAIN ON THE SALE OF ASSETS, NET                              (1,376)             (264)
    CHANGE IN OTHER LIABILITIES, NET                             (1,112)            2,080
    CHANGE IN INTEREST RECEIVABLE                                  (159)           (1,268)
    CHANGE IN OTHER ASSETS, NET                                  (1,766)           (2,003)
    CHANGE IN OTHER                                                (270)              (56)
                                                               --------          --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES                   7,100             9,256
                                                               --------          --------

CASH FLOWS FROM INVESTMENT ACTIVITIES:
INCREASE (DECREASE) IN CASH REALIZED FROM:
    MATURITIES AND CALLS OF INVESTMENT SECURITIES                 1,579             3,374
    MATURITIES AND CALLS OF SECURITIES AVAILABLE FOR SALE         9,843            20,393
    PURCHASE OF SECURITIES AVAILABLE FOR SALE                    (2,767)          (63,068)
    SALES OF SECURITIES AVAILABLE FOR SALE                        1,650             3,511
    NET (INCREASE) DECREASE IN LOANS MADE TO CUSTOMERS          (38,219)          (22,152)
    PURCHASE OF BANK OWNED LIFE INSURANCE                        (4,100)               --
    PURCHASE OF PREMISES AND EQUIPMENT                             (393)           (1,996)
    SALES OF EQUIPMENT                                                2                33
                                                               --------          --------

      NET CASH USED IN INVESTMENT ACTIVITIES                    (32,405)          (59,905)
                                                               --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
INCREASE (DECREASE) IN CASH REALIZED FROM:
    DEMAND AND SAVINGS DEPOSITS, NET                             (3,813)           (6,514)
    TIME DEPOSITS, NET                                            3,183           (17,396)
    SHORT-TERM BORROWINGS, NET                                   26,508             1,617
PAYMENTS OF LONG-TERM DEBT                                          (11)           (7,978)
    ACQUISITION OF TREASURY STOCK                                (1,769)             (562)
    CASH DIVIDENDS PAID                                          (3,911)           (3,609)
                                                               --------          --------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        20,187           (34,442)
                                                               --------          --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (5,118)          (85,091)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   37,797           117,096
                                                               --------          --------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                    $ 32,679          $ 32,005
                                                               ========          ========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
(UNAUDITED)
(AMOUNTS IN THOUSANDS, EXCEPT                                                                          ACCUMULATED
SHARE AND PER SHARE DATA)                              ADDITIONAL              UNALLOCATED                OTHER
                                             COMMON      PAID-IN    RETAINED       ESOP     TREASURY  COMPREHENSIVE
                                              STOCK      CAPITAL    EARNINGS      SHARES      STOCK    INCOME (LOSS)     TOTAL
--------------------------------------------------------------------------------------------------------------------------------
BALANCE BEGINNING OF THE PERIOD,
   JANUARY 1, 1999                            $8,992     $34,306     $60,250      $(1,664)   $(1,403)    $ 1,238       $101,719
COMPREHENSIVE INCOME:
   NET INCOME                                     --          --       7,952           --         --          --          7,952
   OTHER COMPREHENSIVE INCOME:
     UNREALIZED HOLDING LOSSES ON
     SECURITIES AVAILABLE FOR SALE,
     NET OF TAX                                   --          --          --           --         --      (4,614)        (4,614)
                                                                     -------                              -------      --------
       COMPREHENSIVE INCOME                       --          --       7,952           --         --      (4,614)         3,338
COMMON DIVIDENDS
    DECLARED ($.41
    PER COMMON SHARE)                             --          --     (3,609)           --         --          --         (3,609)

PURCHASE 25,890 TREASURY SHARES
AT $21.70 PER SHARE                               --          --          --           --       (562)         --           (562)

ALLOCATION OF ESOP SHARES                         --         (42)         --          942         --          --            900
                                              ------     -------     -------      -------    -------     -------       --------

BALANCE, JUNE 30, 1999                        $8,992     $34,264     $64,593      $  (722)   $(1,965)    $(3,376)      $101,786
                                              ======     =======     =======      =======    =======     =======       ========

BALANCE BEGINNING OF THE PERIOD,
   JANUARY 1, 2000                            $8,992     $34,264     $69,372      $  (722)   $(2,945)    $(5,473)      $103,488
COMPREHENSIVE INCOME:
   NET INCOME                                     --          --       8,007           --         --          --          8,007
   OTHER COMPREHENSIVE INCOME:
     UNREALIZED HOLDING LOSSES ON
     SECURITIES AVAILABLE FOR SALE,
     NET OF TAX                                   --          --          --           --         --        (289)          (289)
                                                                     -------                              -------      --------
       COMPREHENSIVE INCOME                       --          --       8,007           --         --        (289)         7,718
COMMON DIVIDENDS DECLARED
    ($.45 PER COMMON SHARE)                       --          --      (3,911)          --         --          --         (3,911)

PURCHASE 89,362 TREASURY SHARES
AT $19.80 PER SHARE                               --          --          --           --     (1,769)         --         (1,769)

ALLOCATION OF ESOP SHARES                         --         (96)         --          722         --          --            626
                                              ------     -------     -------      -------    -------     -------       --------

BALANCE, JUNE 30, 2000                        $8,992     $34,168     $73,468      $    --    $(4,714)    $(5,762)      $106,152
                                              ======     =======     =======      =======    =======     =======       ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of June 30, 2000 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the three and six month periods ended June 30, 2000 and 1999 have been prepared by management of First Community Bancshares, Inc. (FCBI, the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at June 30, 2000 and its results of operations, cash flows, and changes in stockholders' equity for the three and six month periods ended June 30, 2000 and 1999, have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The consolidated balance sheet as of December 31, 1999 has been extracted from audited financial statements included in the Company's 1999 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the 1999 Annual Report of FCBI.

NOTE 2.  ACQUISITIONS

On June 27, 2000, the Board of Directors of First Community Bancshares, Inc.
(FCBI) and Citizens Southern Bank, Inc. (Citizens) entered into an agreement in which FCBI will acquire Citizens through a merger transaction with FCBI's wholly owned subsidiary First Community Bank, N.A. (FCBNA). The acquisition will be accounted for as a purchase transaction and is currently contingent upon the approval of the appropriate regulatory authorities and Citizens shareholders. The transaction is anticipated to be slightly dilutive to earnings in the first full year of operations and is anticipated to be completed early in the fourth quarter of 2000.

On September 28, 1999, FCBNA, acquired 100% of the common stock of United First Mortgage, Inc. ("UFM"), headquartered in Richmond, Virginia. UFM is a mortgage brokerage company and when acquired had assets of approximately $6.4 million and 9 offices located in a geographic region along a corridor of Interstates 64 and 81 from Virginia Beach, Virginia to Harrisonburg, Virginia. Pursuant to the Agreement, FCBNA exchanged cash of $1.95 million for all of UFM's outstanding 3,000 common shares with provisions for additional consideration contingent upon the financial performance of UFM in subsequent years. The total initial consideration paid resulted in an intangible asset of approximately $1.2 million, which is being amortized on a straight-line basis over a 15-year period. The contingent payments if made in subsequent years, will result in additional goodwill and will be amortized over the remaining useful life of the original goodwill. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of UFM are included in the consolidated results from the date of acquisition. Subsequent to the merger, UFM operates as a wholly owned subsidiary of FCBNA. All loans originated by UFM are included in total loans outstanding as of June 30, 2000 at the lower of cost or market value.

NOTE 3.   BORROWINGS

Structured term borrowings from the Federal Home Loan Bank (FHLB) of Atlanta of $100 million are presently being used as a funding vehicle and were used to repay the overnight funds purchased from the FHLB at December 31, 1999. The structured term borrowings have varying maturities from two to ten years, however; these advances are callable in quarterly increments after a predefined lockout period. The Company has additional term borrowings from the FHLB of $10 million that are included in FHLB borrowings and other indebtedness.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

The Company is currently a defendant in various legal actions and asserted claims most of which involve lending and collection activities in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

The Company is currently involved in litigation where the plaintiffs are seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. The court has ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff subsequently filed a motion requesting an immediate appeal of that ruling to the state supreme court; however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter and court ordered mediation was conducted on May 2, 2000 with no outcome. A trial date has been set for October 2000. The Company intends to vigorously defend this action and both the Company and legal counsel are of the opinion that it will prevail and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

On February 9, 2000, the Company was named as defendant in a civil action brought by a not-for-profit foundation (plaintiff) as beneficiary under a Trust Under Will administered by the Company's Trust and Financial Services Division. The complaint formalized previous asserted, but unfiled claims that the Bank, as Trustee, failed to appropriately acknowledge and follow the investment philosophy set forth by the plaintiff which allegedly resulted in a $425,000 loss of value of a bequest. The complaint further alleges that the Trustee failed to act prudently with respect to the investment of the Trust funds and alleges that account management fees charged to the Trust account were excessive and did not constitute legitimate services tangibly benefiting the Trust account. The Company vigorously denies these allegations and has prepared an appropriate response to this complaint. The suit seeks recovery of the alleged losses, removal of the Trustee and unspecified punitive damages. At this time, it is not possible to predict the ultimate outcome of this action; however, the Company and its legal counsel believe that the Company possesses meritorious defenses and intend to vigorously defend this suit.

NOTE 5.  OTHER COMPREHENSIVE INCOME

The Company currently has one component of Other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:

                                                                  Six months ended           Three months ended
                                                                      June 30                     June 30
                                                                 2000         1999           2000         1999
                                                                --------------------        --------------------
(Amounts in Thousands)

OTHER COMPREHENSIVE INCOME:
Holding losses arising during the period                        $  (483)     $(7,690)       $   (77)     $(5,862)
Tax benefit                                                         194        3,076             31        2,345
                                                                -------      -------        -------      -------
Holding losses arising during the period, net of tax               (289)      (4,614)           (46)      (3,517)
Reclassification adjustment for (gains) losses realized
   in net income, net of tax                                         --           --             --           --
Tax expense (benefit) of reclassifications                           --           --             --           --
                                                                -------      -------        -------      -------
Other comprehensive loss, net of tax                               (289)      (4,614)           (46)      (3,517)
Beginning accumulated other comprehensive (loss) income          (5,473)       1,238         (5,716)         141
                                                                -------      -------        -------      -------
Ending accumulated other comprehensive loss                     $(5,762)     $(3,376)       $(5,762)     $(3,376)
                                                                =======      =======        =======      =======

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.


We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. (First Community) as of June 30, 2000, and the related consolidated statements of income and cash flows for the three and six month periods then ended, and changes in stockholders' equity for the six month period then ended. These consolidated financial statements are the responsibility of the Company's management. The accompanying consolidated statements of income and cash flows of First Community for the three and six month periods ended June 30, 1999 and changes in stockholders' equity for the six month period ended June 30, 1999, were reviewed by other accountants whose report (dated July 16, 1999) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated balance sheet of First Community as of June 30, 2000, and the related consolidated statements of income and cash flows for the three and six month periods then ended, and changes in stockholders' equity for the six month period then ended June 30, 2000 for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated balance sheet of First Community as of December 31, 1999, was audited by other auditors whose report dated January 28, 2000, expressed an unqualified opinion on that statement.


/s/ Ernst & Young LLP


Charleston, West Virginia
July 17, 2000

FIRST COMMUNITY BANCSHARES, INC.
PART 1. ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this report. This discussion and analysis should be read in conjunction with the 1999 Annual Report to Shareholders and the other financial information included in this report.

FORWARD LOOKING STATEMENTS

First Community Bancshares, Inc. (the "Corporation" or "FCBI") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

RESULTS OF OPERATIONS

Net income for the second quarter of 2000 totaled $4.3 million, 5.1% higher than net earnings for the corresponding second quarter of 1999. Net income for the second quarters of the current and prior years resulted in basic and diluted earnings per share of $0.50 versus $0.47 for the three months ended June 30, 2000 and 1999, respectively. Excluding the impact of United First Mortgage and increases in the provision for loan losses, earnings would have increased by approximately $600,000 or 14.6% while basic and diluted earnings per common share would have increased by $0.07 or 14.7% over the comparable three month period ended June 30, 1999. The improvement in earnings for 2000 is primarily attributed to greater operational efficiencies in the company and continued growth in commercial loan revenues.

Non-interest income for the three and six-month periods ended June 30, 2000 increased $1.1 million and $1.7 million, respectively over the comparable periods in 1999. The largest portion of this increase resulted from the addition of the mortgage brokerage division, which added approximately $1.3 million and $2.2 million of gains on the sale of mortgage loans in 2000 versus 1999 for the comparable three and six-month periods. However, in operations exclusive of UFM, this increase was partially offset by reductions in fiduciary earnings of $250,000 and other operating income and other service charges, commissions, and fees of $270,000 for the six months ended June 30, 2000 in comparison to the comparable period in the prior year.

Non-interest expense for the three and six month periods ended June 30, 2000 increased $590,000 and $2.3 million, over the comparable periods in 1999. These increases are primarily attributable to the addition of United First Mortgage which added approximately $1.3 million and $2.5 million, to the operating expenses for the three and six month periods ended June 30, 2000 over the comparable periods in 1999.

Despite increases in the provision for loan losses in the first six months of 2000, losses in the Company's recently acquired mortgage origination division, and a non-recurring gain recognized in the first quarter of 1999, net income for the first half of 2000 remained near the comparable period in 1999. Excluding these items, earnings would have increased by $970,000 or 12.2% for the six months ended June 30, 2000. Basic earnings per common share between the two periods increased 1.1%, from $0.91 to $0.92. Also excluding the aforementioned items, earnings per share would have increased by $0.11 or 12.3% for the six months ended June 30, 2000. When compared with the corresponding prior period, the 8 basis point improvement in net interest margin was achieved through higher yields earned on the available-for-sale investment portfolio as lower yielding securities matured and were reinvested in higher yielding assets.

NET INTEREST INCOME

Net interest income, the largest contributor to earnings was $23.2 million for the first six months of 2000 as compared with $21.3 million for the corresponding period in 1999. Tax equivalent net interest income totaled $24.8 million for the first half of 2000, an increase of $1.8 million from the $23.0 million reported in the first six months of 1999. This increase in net interest income relates largely to the $108.5 million increase in average loans between the two periods due to increased marketing efforts and effective utilization of sales management and strong customer relationship building. Additionally, net interest income for the second quarter of 2000 exceeded the comparable prior period by approximately $740,000.

The Company's tax equivalent net interest margin of 4.99% for the first half of 2000 reflects a slight increase over the first six months of 1999 when the tax equivalent net interest margin was 4.91%. Average loan balances increased $108.5 million while the overall loan yield decreased by 13 basis points. The overall yield on average earning assets increased 28 basis points, moving from 8.38% for the six months ended June 30, 1999 to 8.66% for the six months ended June 30, 2000. Alternatively, the cost of interest-bearing liabilities increased by 14 basis points from 4.09% in 1999 to 4.23% in 2000. The primary component to the increase in tax equivalent net interest margin between the two periods was the increase in average outstanding loans funded through investment portfolio rolloff and increased wholesale funding through the FHLB.

Loans, the Company's highest yielding asset category, experienced an increase in average balances of $108.5 million or 17.7%, comparing the first six months of 2000 to the corresponding period in 1999. The tax equivalent yield on the loan portfolio was 9.12% for the first six months of 2000 down from 9.25% for the same period in 1999. The overall loan yield decreased despite increases in the prime loan rate due to marginal pricing on certain large new loan relationships.

The tax equivalent yield on securities available for sale increased to 6.80% from 6.32% in the first half of 2000 in comparison to the six months ended June 30, 1999. Average balances in securities available for sale decreased from $226.0 million during the six months ended June 30, 1999 to $206.0 million during the comparable period of 2000. This decrease is the result of maturities, calls, and mortgage backed security principal payments in the portfolio. These funds have been reinvested in higher yielding loans.

The overall cost of funding increased by 14 basis points, due, primarily to increases in the cost of short term borrowings, which increased 133 basis points from 3.74% in for the six months of 1999 to 5.07% for the first six months of 2000. Alternatively, the cost of savings accounts decreased 22 basis points from 2.35% in the six months of 1999 to 2.13% in 2000. The cost of interest-bearing demand and time deposits were not materially changed. Average deposit balances have declined as a result of a degree of price sensitivity with decreases of 4% and 6% in interest bearing demand and savings deposits, respectively. Additional funding needed to facilitate loan growth is being provided by the Federal Home Loan Bank in the form of callable term advances and is reflected in the increase in average short-term borrowings. The usage of FHLB credit programs is a significant component of the Company's overall liquidity and funding strategy.

In comparing the second quarter of 2000 with the second quarter of 1999, net interest income increased by approximately $740,000 or 6.7%. The increase in interest earnings was again led by the increase in total outstanding loans. Alternatively, the rising funding cost tempered the increase in net interest income during the second quarter of 2000.

                           AVERAGE BALANCE SHEETS AND
                          NET INTEREST INCOME ANALYSIS

-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
                                               SIX MONTHS ENDED                            SIX MONTHS ENDED
                                                JUNE 30, 2000                                JUNE 30, 1999
(UNAUDITED)                      ----------------------------------------        --------------------------------------
(AMOUNTS IN                       AVERAGE         INTEREST    YIELD/RATE        AVERAGE         INTEREST    YIELD/RATE
THOUSANDS)                        BALANCE         (1) (2)        (2)            BALANCE          (1) (2)       (2)
-----------------------------------------------------------------------------------------------------------------------
Earning Assets:
Loans (3)
    Taxable                     $  715,206         $32,388       9.11%        $  604,577         $27,670       9.23%
    Tax-Exempt                       8,320             440      10.63%            10,421             552      10.69%
                                ----------         -------      -----         ----------         -------      -----
    Total                          723,526          32,828       9.12%           614,998          28,222       9.25%
Reserve for Loan Losses            (12,000)                                      (11,277)
                                ----------                                      --------
    Net Total                      711,526                                       603,721

Investments Available for Sale:
    Taxable                        172,892           5,634       6.55%           189,063           5,676       6.05%
    Tax-Exempt                      33,150           1,337       8.11%            36,974           1,411       7.70%
                                ----------         -------      -----         ----------         -------      -----
    Total                          206,042           6,971       6.80%           226,037           7,087       6.32%
Investment Securities Held
  to Maturity:
    Taxable                          4,964             176       7.13%             7,579             258       6.86%
    Tax-Exempt                      73,346           2,975       8.16%            74,107           2,998       8.16%
                                ----------         -------      -----         ----------         -------      -----
    Total                           78,310           3,151       8.09%            81,686           3,256       8.04%

Interest-Bearing Deposits            4,549             143       6.32%            17,963             401       4.50%
Federal Funds Sold                       0               0          0%            17,730             402       4.57%
                                ----------         -------      -----         ----------         -------      -----

Total Earning Assets             1,000,427          43,093       8.66%           947,137          39,368       8.38%
                                                   -------      -----                            -------      -----
Other Assets                       100,779                                        94,101
                                ----------                                    ----------

    Total                       $1,101,206                                    $1,041,238
                                ==========                                    ==========

Interest-Bearing Liabilities:
    Interest-Bearing Demand
      Deposits                  $  131,154           1,436       2.20%        $  137,646           1,482       2.17%
    Savings Deposits               138,227           1,465       2.13%           147,939           1,725       2.35%
    Time Deposits                  451,651          11,605       5.17%           459,461          11,809       5.18%
    Short-Term Borrowings          137,038           3,457       5.07%            45,272             839       3.74%
    Other Indebtedness              10,211             304       5.99%            15,638             474       6.11%
                                ----------         -------      -----         ----------         -------      -----
    Total Interest-Bearing
      Liabilities                  868,281          18,267       4.23%           805,956          16,329       4.09%
                                ----------         -------      -----         ----------         -------      -----

Demand Deposits                    115,293                                       119,459
Other Liabilities                   12,753                                        11,996
Stockholders' Equity               104,879                                       103,827
                                ----------                                    ----------
    Total                       $1,101,206                                    $1,041,238
                                ==========                                    ==========

Net Interest Earnings                              $24,826                                       $23,039
                                                   =======                                       =======

Net Interest Spread                                              4.43%                                         4.29%
                                                                =====                                         ======

Net Interest Margin                                              4.99%                                         4.91%
                                                                =====                                         ======

(1) Interest amounts represent taxable equivalent results for the first six months of 2000 and 1999.
(2)      Fully Taxable Equivalent-using the statutory rate of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

To maintain a balance in the allowance for loan losses, which is sufficient to absorb known and estimable loan losses, charges are made to the provision for loan losses. The provision was $1.9 million for the first six months of 2000 compared with $835,000 for the corresponding period in 1999 and resulted from significant loan growth and the resolution of a $2.0 million non-accruing loan relationship. Average loan balances increased by $109 million from June 30, 1999 to June 30, 2000. In addition, collateral deficiencies on two commercial credits impacted the provision for loan losses during the second quarter of 2000 and resulted in a $650,000 charge-off.

The Company consistently applies a monthly review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of loan loss allowances. The total loan loss allowance is divided into two categories which apply to i) specifically identified loan relationships which are on non-accrual status, ninety days past due or more and loans with elements of credit weakness and ii) formula reserves.

Specific reserves are targeted to cover loan relationships, which are identified with significant cash flow weakness and for which a collateral deficiency may be present. Impaired loans are identified, measured, and recorded in accordance with SFAS No. 114 and SFAS No. 118. The reserves established under the specific identification method are judged based upon the borrower's estimated cash flow or projected liquidation value of related collateral.

Formula reserves, based on historical loss experience (Reserves Allocated to Categories of Loans) are available to cover homogeneous loans, not individually evaluated. The formula reserve is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). To determine the amount of reserve needed for each loan category, a rolling three-year average loss percentage is calculated. The calculated percentage is used to determine the required reserve excluding any relationships specifically identified and evaluated. While allocations are made to specific loans and classifications within the various classifications of loans, the reserve is available for all loan losses.

Activity with First Community's allowance for loan losses for the three and six month periods ended June 30, 2000 and June 30, 1999 is as follows:

                                                                 Three months ended           Six months ended
                                                                      June 30                      June 30
                                                                 2000         1999           2000          1999
                                                                --------------------        --------------------
(Amounts in Thousands)

Beginning  balance                                              $11,851      $11,089        $11,900      $11,404

         Provision                                                1,218          391          1,880          835
         Charge-offs                                             (1,491)        (586)        (2,401)       (1,495)
         Recoveries                                                 250          217            449          367
                                                                -------      -------        -------      -------

Ending balance                                                  $11,828      $11,111        $11,828      $11,111
                                                                =======      =======        =======      =======


The allowance for loan losses totaled approximately $11.8 million at June 30, 2000 and $11.9 million at December 31, 1999 resulting in reserve to loan ratios of 1.60% and 1.69% for the respective periods.

Net charge-offs for the first six months of 2000 were $1,952,000 as compared with $1,128,000 million for the corresponding period in 1999. Expressed as a percentage of average loans, net charge-offs were .27% for the six month period ended June 30, 2000 and .18% for the corresponding period in 1999. Additionally, for the three months ended June 30, 2000 and 1999, the net charge-offs as a percent of average loans were .17% and .06%, respectively. The higher net charge-off ratios in 2000 reflect the impact of a $650,000 charge-off on the final resolution of a $2,000,000 loan relationship on a residential development loan in Beckley, West Virginia.

As of June 30, 2000, the reserve as a percentage of non-performing loans was 177.0% as compared to 130.1% at December 31, 1999 and 133.9% at June 30, 1999.
Improvement in this coverage ratio in 2000 is the result of a reduction in non-accruing loans on the resolution of the previously referenced $2.0 million development loan.

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

NON-INTEREST INCOME

Non-interest income consists of all revenues, which are not included in interest and fee income related to earning assets. Total non-interest income increased $1,687,000, or 38.8% from $4,353,000 for the six months ended June 30, 1999 to
$6,040,000 for the corresponding period in 2000. The large increase was the result of $2,220,000 in loan origination fees and gains from the sale of loans from the UFM mortgage affiliate which was acquired in September 1999. Also impacting the six months ended June 30, 2000 and partially offsetting these increases was a gain included in other operating revenue for 1999 of $275,000 on the sale of foreclosed property included in other operating income and reductions in both fiduciary earnings of $250,000 and other service charges, commission, and fees of $160,000. The gain resulted from the sale of a foreclosed commercial facility in Princeton, West Virginia in March 1999. Non-interest income for the second quarter was also up approximately $1.1 million due to the impact of UFM, which added an additional $1.3 million over the second quarter of 1999.

NON-INTEREST EXPENSE

Non-interest expense totaled $15.7 million in the first half of 2000 increasing $2.3 million over the corresponding period in 1999. This increase includes $2.4 million in non-interest expense, primarily in the areas of salaries and benefits and other operating expenses of UFM. Excluding UFM, decreases were noted in other non-interest expense categories including other real estate expense which declined by $262,000 and other operating expense which declined by $106,000 when comparing the six-month period ended June 30, 2000 to the corresponding period in 1999. The declines noted were partially offset by an increase in salary and benefit expense of approximately $231,000 for the six months ended June 30, 2000 in comparison to the first six months of 1999.

Non-interest expense increased $590,000 when comparing the second quarter of 1999 to the corresponding period in 2000. Of this amount, UFM added an additional $900,000 in salaries and benefits. The increase attributable to UFM was partially offset by a reduction in other operating expense of approximately $520,000 attributable to several factors including reductions in other real estate expense. The reductions in other real estate expense are consistent with the general decline in non-performing assets. Additionally, general reserves maintained on classifications of other real estate owned were released and partially offset the increase attributable to UFM.

FINANCIAL POSITION

SECURITIES

Securities totaled $280.0 million at June 30, 2000 and reflect a decrease of $10.9 million from December 31, 1999. This 3.8% decrease is the result of maturities and principal payments in the investment portfolio and a $483,000 decline in value of the investment portfolio of securities available for sale. The market value of fixed rate debt securities reacts inversely to rising interest rates. As a result of high loan demand, the cash flow from these investments is currently being reinvested into the higher yielding loan portfolio.

Securities available for sale were $202.8 million at June 30, 2000 as compared to $212.1 million at December 31, 1999. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as accumulated other comprehensive income. The unrealized loss after taxes of $5.5 million at December 31, 1999, increased $289,000 to an unrealized loss of $5.8 million at June 30, 2000 due to market declines in the first half of 2000.

Investment securities, which are purchased with the intent to hold until maturity, totaled $77.2 million at June 30, 2000 as compared with $78.8 million at December 31, 1999. The market value of investment securities held to maturity was 100% and 101% of book value at December 31, 1999 and June 30, 2000, respectively.

LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. All loans made by the Company are subject to a common credit underwriting structure. Loans are also subject to a quarterly and annual review process based on the loan size and type. Total loans increased $37.5 million from $704.1 million at December 31, 1999 to $741.6 million at June 30, 2000. Additionally, the loan to deposit ratio increased from 84.5% at December 31, 1999 to 89.1% at June 30, 2000. The increase in the loan to deposit ratio has increased the Company's funding dependency on wholesale funding through the FHLB. Average total loans have increased $108.5 million when comparing the first half of 1999 and 2000 due primarily to extensive sales and marketing efforts.

The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest segment of the portfolio, comprising $292.6 million or 39.47% of total loans at June 30, 2000 and $301.0 million or 42.74% of total loans at December 31, 1999. Residential real estate loans increased to $269.0 million or 36.29% of total loans at June 30, 2000 and from $251.3 million or 35.69% of the total loan portfolio at December 31, 1999. Loans to individuals increased slightly to $129.8 million or 17.54% of total loans at June 30, 2000 from $127.1 million or 18.05% of total loans at December 31, 1999. Construction loans grew significantly to $49.7 million at June 30, 2000 or 6.70% of total loans from $24.7 million at December 31, 1999 or 3.51% of total loans. Growth in the construction loan segment includes multifamily residential properties and other commercial real estate development properties. A portion of these loans will move into the commercial real estate portfolio as the projects are completed.

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $9.1 million at June 30, 2000, or 1.2% of total loans and OREO, compared with $11.1 million or 1.6% at December 31, 1999 and down $951,000 from the $10.1 million (1.6% of loans and OREO) at June 30, 1999. The following schedule details non-performing assets by category at the close of each of the last five quarters:

                                                            Quarter Ended
                               ---------------------------------------------------------------------------
(In Thousands)                 June 30        March 31        December 31     September 30         June 30
                                2000            2000             1999             1999              1999
                               ------         --------        -----------     ------------         -------
Non-Accrual Loans              $5,359         $ 7,455           $ 7,889          $ 8,246           $ 7,970

Loans Ninety Days Past Due      1,323           1,090             1,259              417               328

Other Real Estate Owned         2,463           2,422             1,950            1,786             1,798
                               ------         -------           -------          -------           -------

                               $9,145         $10,967           $11,098          $10,449           $10,096
                               ======         =======           =======          =======           =======
Restructured loans
performing in accordance
with modified terms            $  448         $   449           $   505          $   458           $   460
                               ======         =======           =======          =======           =======


The decline in total non-accruing loans of approximately $2.1 million between the first and second quarter of 2000, is primarily the result of the resolution of a $2.0 million commercial loan on a residential development property in Beckley, West Virginia, which in turn, reduced non-accrual loans. The reduction due to two commercial loan relationships was approximately $2.2 million. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The decrease in non-accrual loans due to the aforementioned resolution was partially offset by a $233,000 increase in loans ninety days past due from several smaller loans entering this status. Included in the ninety days past due category are two loans with FmHA and SBA guarantees comprising $980,000 of the balance in that category of non-performing loans.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $106.2 million at June 30, 2000 increasing $2.7 million over the $103.5 million reported at December 31, 1999. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2000, the Company's risk adjusted capital-to-asset ratio was 11.68%. The Company's leverage ratio at June 30, 2000 was 8.17% compared with 8.25% at December 31, 1999. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for bank holding companies of 10% and 5%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($32.7 million), investment securities available for sale ($202.8 million) and Federal Home Loan Bank credit availability of approximately $112.4 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

The Bank seeks to control its interest rate risk (IRR) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the bank performs quarterly simulations of NII using financial models which project NII through a range of possible interest rate environments including rising, declining, most likely, and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management's estimate of yields attainable in those future rate environments and rates which will be paid on various deposit instruments and borrowings.

Changes to the Company's risk profile since December 31, 1999 reflect a change in the balance sheet toward a greater liability sensitive position and an overall increase in the duration of equity. The shift in the balance sheet is the result of an increased reliance on short-term convertible advances from the FHLB used to fund and necessitated by significant loan growth in the form of longer-term loans experienced since June 30, 1999. The earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 1999.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         (a) The Company is currently a defendant in various legal actions and asserted claims most of which involve lending and collection activities in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

         The Company is currently involved in litigation styled Ann Tierney Smith, Executrix, et al versus FCFT, First Community Bank, Gentry, Locke, Rakes & Moore and William Gust. In this matter, the plaintiffs are seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. The court has ruled in favor of the Company's motion for dismissal on one key allegation in the complaint, affirming the Trustee's authority to execute certain estate plans directed by the donor. The plaintiff subsequently filed a motion requesting an immediate appeal of that ruling to the state supreme court; however, the court denied this motion in a ruling on April 21, 1999. Discovery and depositions continue in this matter and court ordered mediation was conducted on May 2, 2000 with no outcome. A trial date has been set for October 2000. The Company intends to vigorously defend this action and both the Company and legal counsel are of the opinion that it will prevail in this matter and resolution of this litigation will not have a material adverse effect on the financial position or results of operations of the Company.

         On February 9, 2000, the Company was named as defendant in a civil action brought by a not-for-profit foundation (plaintiff) as beneficiary under a Trust Under Will administered by the Company's Trust and Financial Services Division. The complaint formalized previous asserted, but unfiled claims that the Bank, as Trustee, failed to appropriately acknowledge and follow the investment philosophy set forth by the plaintiff which allegedly resulted in a $425,000 loss of value of a bequest. The complaint further alleges that the Trustee failed to act prudently with respect to the investment of the Trust funds and alleges that account management fees charged to the Trust account were excessive and did not constitute legitimate services tangibly benefiting the Trust account. The Company vigorously denies these allegations and has prepared an appropriate response to this complaint. The suit seeks recovery of the alleged losses, removal of the Trustee and unspecified punitive damages. At this time, it is not possible to predict the outcome of this action; however, the Company and its legal counsel believe that the Company possesses meritorious defenses and intend to vigorously defend this suit.


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

         (a) Exhibits

         Exhibit 3 - Articles of Incorporation and amendments

         Exhibit 15 - Letter regarding unaudited interim financial information

         Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K

             A filing on Form 8-K was made on June 13, 2000 reporting a change in executive management of the Company.

             A report on Form 8-K was filed on June 30, 2000 announcing a proposed acquisition by merger of Citizens Southern Bank, Inc. with and into First Community Bank N.A., a wholly owned subsidiary of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE: August 14, 2000



/s/ John M. Mendez
-----------------------------------
John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)



DATE: August 14, 2000


/s/ Kenneth P. Mulkey
-----------------------------------
Kenneth P. Mulkey
Chief Financial Officer
(Principal Accounting Officer)