Form 10-Q
period 2000-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2000-11-14
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



               For the Quarterly Period Ended: September 30, 2000
                                              --------------------

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
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

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

                                          Yes __X__         No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                               Outstanding at October 31, 2000
        Common Stock, $1 Par Value                    8,615,945
                                                  ----------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q

                    For the quarter ended September 30, 2000

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                   REFERENCE
                                                                                  ---------
          Item 1. Financial Statements

          Consolidated Balance Sheets as of September 30, 2000 and
             December 31, 1999                                                        3
          Consolidated Statements of Income for the Three and Nine
             Month Periods Ended September 30, 2000 and 1999                          4
          Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2000 and 1999                            5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months Ended September 30,
             2000 and 1999                                                            6
          Notes to Consolidated Financial Statements                                7-8
          Independent Accountants' Report                                             9

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                             10-17

          Item 3. Quantitative and Qualitative Disclosures about                     18
                  Market Risk

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                  18

          Item 2. Changes in Securities and Use of Proceeds                          18

          Item 3. Defaults Upon Senior Securities                                    19

          Item 4. Submission of Matters to a Vote of                                 19
                  Security Holders

          Item 5. Other Information                                                  19

          Item 6. Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                           20

PART I. Item 1.  Financial Statements

                        FIRST COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
            (Amounts in Thousands, Except Share Data) (Unaudited)


                                                                             September 30            December 31
                                                                                 2000                    1999
                                                                             -----------             -----------
Assets
Cash and due from banks                                                      $    30,510             $    37,797
Securities available for sale (amortized cost of $211,085
    September 30, 2000; $221,226, December 31, 1999)                             204,208                 212,105
Investment securities held to maturity (fair value of $77,774,
    September 30, 2000; $78,917, December 31, 1999)                               76,312                  78,768
Loans, net of unearned income                                                    762,983                 704,096
    Less reserve for loan losses                                                  11,872                  11,900
                                                                             -----------             -----------
Net loans                                                                        751,111                 692,196
Premises and equipment                                                            18,033                  18,630
Other real estate owned                                                            2,780                   1,950
Interest receivable                                                                7,848                   8,090
Other assets                                                                      19,926                  15,178
Intangible assets                                                                 21,899                  23,448
                                                                             -----------             -----------
            Total Assets                                                     $ 1,132,627             $ 1,088,162
                                                                             ===========             ===========

Liabilities
Deposits:
    Deposits, non-interest bearing                                           $   115,308             $   115,288
    Deposits, interest-bearing                                                   722,991                 717,970
                                                                             -----------             -----------
       Total Deposits                                                            838,299                 833,258
Interest, taxes and other liabilities                                             13,308                  13,436
Federal funds purchased                                                           16,000                  86,700
Securities sold under agreements to repurchase                                    43,338                  41,062
FHLB borrowings and other indebtedness                                           112,110                  10,218
                                                                             -----------             -----------
            Total Liabilities                                                  1,023,055                 984,674
                                                                             -----------             -----------

Stockholders' Equity
Common stock, $1 par value; 15,000,000 and 10,000,000 shares authorized in 2000 and 1999, respectively; 8,991,586 issued in
   2000 and 1999; 8,635,014 and 8,726,836 shares outstanding
   in 2000 and 1999                                                                8,992                   8,992
Additional paid-in capital                                                        34,168                  34,264
Retained earnings                                                                 75,768                  69,372
Unallocated common stock held by ESOP, at cost                                        --                    (722)
Treasury stock, at cost                                                           (5,229)                 (2,945)
Accumulated other comprehensive loss                                              (4,127)                 (5,473)
                                                                             -----------             -----------
            Total Stockholders' Equity                                           109,572                 103,488
                                                                             -----------             -----------

            Total Liabilities and Stockholders' Equity                       $ 1,132,627             $ 1,088,162
                                                                             ===========             ===========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                  Nine Months                      Three Months
                                                                     Ended                            Ended
                                                                  September 30                     September 30
                                                              2000             1999             2000             1999
------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                                $   50,043        $   42,675       $   17,369       $   14,646
Interest on securities available for sale                      9,732             9,925            3,229            3,331
Interest on investment securities                              3,134             3,293            1,024            1,087
Interest on federal funds sold and deposits                      167               827               10               24
                                                          ----------        ----------       ----------       ----------
              Total Interest Income                           63,076            56,720           21,632           19,088
                                                          ----------        ----------       ----------       ----------

Interest Expense:
Interest on deposits                                          22,200            22,092            7,697            7,076
Interest on borrowings                                         6,099             2,009            2,335              695
                                                          ----------        ----------       ----------       ----------
              Total Interest Expense                          28,299            24,101           10,032            7,771
                                                          ----------        ----------       ----------       ----------
              Net Interest Income                             34,777            32,619           11,600           11,317
Provision for Loan Losses                                      2,722             1,340              842              505
                                                          ----------        ----------       ----------       ----------
Net Interest Income After Provision for Loan Losses           32,055            31,279           10,758           10,812
                                                          ----------        ----------       ----------       ----------

Non-Interest Income:
Fiduciary income                                               1,314             1,664              382              479
Service charges on deposit accounts                            2,748             2,727              952              928
Other service charges, commissions and fees                    2,008             1,236              680              424
Other operating income                                         3,024               654            1,040               97
                                                          ----------        ----------       ----------       ----------
              Total Non-Interest Income                        9,094             6,281            3,054            1,928
                                                          ----------        ----------       ----------       ----------

Non-Interest Expense:
Salaries and employee benefits                                11,951             9,161            3,901            3,048
Occupancy expense of bank premises                             1,885             1,552              635              519
Furniture and equipment expense                                1,376             1,346              398              446
Goodwill amortization                                          1,586             1,525              534              514
Other operating expense                                        6,548             6,500            2,223            2,218
                                                          ----------        ----------       ----------       ----------
              Total Non-Interest Expense                      23,346            20,084            7,691            6,745
                                                          ----------        ----------       ----------       ----------

Income before income taxes                                    17,803            17,476            6,121            5,995
Income tax expense                                             5,511             5,470            1,836            1,941
                                                          ----------        ----------       ----------       ----------
              Net Income                                      12,292            12,006            4,285            4,054
                                                          ==========        ==========       ==========       ==========
Basic and diluted earnings per common share               $     1.42        $     1.37       $     0.50       $     0.46
                                                          ==========        ==========       ==========       ==========

Weighted average shares outstanding                        8,676,081         8,776,029        8,647,153        8,766,031
                                                          ==========        ==========       ==========       ==========

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Amounts in Thousands)

                                                                          Nine Months Ended
                                                                              September 30
                                                                    --------------------------------
                                                                      2000                  1999
----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                          $ 12,292             $  12,006
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                           2,722                 1,340
   Depreciation of premises and equipment                              1,047                 1,059
   Amortization of goodwill and other intangibles                      1,618                 1,495
   Investment amortization and accretion, net                            181                   395
   Gain on the sale of assets, net                                    (2,102)                 (251)
   Mortgage loans originated for sale                                (72,968)                    0
   Proceeds from sale of mortgage loans                               72,024                     0
   Change in other liabilities, net                                      498                   601
   Change in interest receivable, net                                    242                  (391)
   Change in other assets, net                                        (1,546)               (1,143)
   Other, net                                                           (392)                  (22)
                                                                    --------             ---------

    Net cash provided by operating activities                         13,616                15,089
                                                                    --------             ---------

Cash Flows From Investing Activities:
Increase (decrease) in cash realized from:
   Maturities and calls of investment securities                       2,478                 3,864
   Maturities and calls of securities available for sale              12,481                27,115
   Sale of securities available for sale                               1,650                 4,568
   Purchase of securities available for sale                          (4,193)              (65,861)
   Net increase in loans made to customers, net                      (58,933)              (49,278)
   Purchase of bank-owned life insurance                              (4,100)                    0
   Purchase of premises and equipment                                   (652)               (2,086)
   Sale of equipment                                                      35                    80
   Net cash used in acquisitions                                           0                (1,413)
                                                                    --------             ---------

   Net cash used in investing activities                             (51,234)              (83,011)
                                                                    --------             ---------

Cash Flows From Financing Activities:
Increase (decrease) in cash realized from:
   Demand and savings deposits, net                                  (11,728)              (11,041)
   Time deposits, net                                                 16,772               (21,432)
   Short-term borrowings, net                                         33,483                29,992
   Payment of long-term debt                                             (15)               (7,981)
   Acquisition of treasury stock                                      (2,284)               (1,017)
   Cash paid in lieu of fractional shares                                  0                   (18)
   Cash dividends paid                                                (5,897)               (5,542)
                                                                    --------             ---------

   Net cash provided by (used in) financing activities                30,331               (17,039)
                                                                    --------             ---------

Net decrease in cash and cash equivalents                             (7,287)              (84,961)
Cash and cash equivalents at beginning of year                        37,797               117,096
                                                                    --------             ---------

Cash and cash equivalents at end of quarter                         $ 30,510             $  32,135
                                                                    ========             =========



See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


(Unaudited)
(Amounts in Thousands, Except                                                                            Accumulated
Share and Per Share Data)                             Additional               Unallocated                  Other
                                           Common      Paid-In      Retained       ESOP      Treasury   Comprehensive
                                            Stock      Capital      Earnings      Shares       Stock     Income (Loss)    Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance beginning of
   the period,
   January 1, 1999                          $ 8,992    $ 34,306      $ 60,250    $(1,664)     $(1,403)     $   1,238    $ 101,719
Comprehensive income:
   Net Income                                    --          --        12,006         --           --             --       12,006
   Other comprehensive income:
     Unrealized holding losses on
     securities available for sale,
     net of tax                                  --          --            --         --           --         (5,334)      (5,334)
                                                                     --------                                -------    ---------
       Comprehensive income                      --          --        12,006         --           --         (5,334)       6,672
Common dividends
    declared ($.63
    per common share)                            --          --        (5,542)        --           --             --       (5,542)

Purchase 47,436 treasury shares
at $21.44 per share                              --          --            --         --       (1,017)            --       (1,017)

Allocation of ESOP shares                        --         (42)           --        942           --             --          900
                                            -------     --------     --------    -------      -------        -------    ---------

Balance, September 30, 1999                 $ 8,992    $ 34,264      $ 66,714    $  (722)     $(2,420)     $  (4,096)   $ 102,732
                                            =======    ========      ========    =======      =======      =========    =========

Balance beginning of
   the period,
   January 1, 2000                          $ 8,992      34,264      $ 69,372    $  (722)     $(2,945)     $   (5,473)  $103,488
Comprehensive income:
     Net Income                                  --          --        12,292         --           --             --       12,292
   Other comprehensive income:
     Unrealized holding losses on
     securities available for sale,
     net of tax                                  --          --            --         --           --          1,346        1,346
                                                                     --------                                -------    ---------
       Comprehensive income                      --          --        12,292         --           --          1,346       13,638
Common dividends
    declared ($.68
    per common share)                            --          --        (5,896)        --           --             --       (5,896)

Purchase 116,063 treasury shares
at $19.68 per share                              --          --            --         --       (2,284)            --       (2,284)

Allocation of ESOP shares                        --         (96)           --        722           --             --          626
                                            -------     --------     --------    -------      -------        -------    ---------

Balance, September 30, 2000                 $ 8,992    $ 34,168      $ 75,768    $    --      $(5,229)     $  (4,127)   $ 109,572
                                            =======    =========     ========    =======      =======      =========    =========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of September 30, 2000 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by the management of First Community Bancshares, Inc. (FCBI, the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at September 30, 2000 and its results of operations, cash flows, and changes in stockholders' equity for the three and nine month periods ended September 30, 2000 and 1999 have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

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


NOTE 2. ACQUISITIONS

First Community Bancshares, Inc. (FCBI) acquired Citizens Southern Bank, Inc. (Citizens) in a merger transaction with FCBI's wholly owned subsidiary First Community Bank, N.A. (FCBNA). The acquisition has been accounted for as a purchase transaction and is anticipated to be slightly dilutive to earnings in the first full year of operations.

On September 28, 1999, FCBNA, acquired 100% of the common stock of United First Mortgage, Inc. ("UFM"), headquartered in Richmond, Virginia. UFM is a mortgage brokerage company and when acquired had assets of approximately $6.4 million and 9 offices located in a geographic region along a corridor of Interstates 64 and 81 from Virginia Beach, Virginia to Harrisonburg, Virginia. Pursuant to the Agreement, FCBNA exchanged cash of $1.95 million for all of UFM's outstanding 3,000 common shares with provisions for additional consideration contingent upon the financial performance of UFM in subsequent years. The total initial consideration paid resulted in an intangible asset of approximately $1.2 million, which is being amortized on a straight-line basis over a 15-year period. The contingent payments if made in subsequent years, will result in additional goodwill and will be amortized over the remaining useful life of the original goodwill. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of UFM are included in the consolidated results from the date of acquisition. Subsequent to the merger, UFM operates as a wholly owned subsidiary of FCBNA. All loans originated by UFM which are included in total loans outstanding as of September 30, 2000 are stated at the lower of cost or market value and are classified as held for sale.


NOTE 3. BORROWINGS

Structured term borrowings from the Federal Home Loan Bank (FHLB) of Atlanta of $100 million are presently being used as a funding vehicle and were used to pay down the overnight funds purchased from the FHLB at December 31, 1999. The structured term borrowings have varying maturities from two to ten years, however; these advances are callable in quarterly increments after a predefined lockout period. The Company has additional term borrowings from the FHLB of $10 million that are included in FHLB borrowings and other indebtedness.


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

The Company was involved in litigation where the plaintiffs were seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. This case was tried and a directed verdict in favor of the Company was issued on October 10, 2000, by the Circuit Court of Mercer County, West Virginia. The Company and its legal counsel believe there will be no further action on this matter. The court dismissed this action on the directed verdict affirming the Bank's defense of its fiduciary obligation to the trust, the foundation and its trust client.

NOTE 5. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:


                                                                     Nine months ended             Three months ended
                                                                        September 30                 September 30
                                                                     2000          1999           2000           1999
                                                                    --------------------         ----------------------
(Amounts in Thousands)

OTHER COMPREHENSIVE INCOME:
Holding gains (losses) arising during the period                    $ 2,244        $(8,890)       $ 2,725       $(1,200)
Tax (expense) benefit                                                  (898)         3,556         (1,090)          480
                                                                    -------        -------        -------       -------
Holding gains  (losses) arising during the period, net of tax         1,346         (5,334)         1,635          (720)
                                                                    -------        -------        -------       -------

Other comprehensive income (loss), net of tax                         1,346         (5,334)         1,635          (720)
Beginning accumulated other comprehensive (loss) income              (5,473)         1,238         (5,762)       (3,376)
                                                                    -------        -------        -------       -------
Ending accumulated other comprehensive loss                         $(4,127)       $(4,096)       $(4,127)      $(4,096)
                                                                    =======        =======        =======       =======

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Audit Committee of the Board of Directors
First Community Bancshares, Inc.


We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. (First Community) as of September 30, 2000, and the related consolidated statements of income and cash flows for the three and nine month periods then ended, and changes in stockholders' equity for the nine month period then ended. These consolidated financial statements are the responsibility of the Company's management. The accompanying consolidated statements of income and cash flows of First Community for the three and nine month periods ended September 30, 1999 and changes in stockholders' equity for the nine month period ended September 30, 1999, were reviewed by other accountants whose report (dated October 19, 1999) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated balance sheet of First Community as of September 30, 2000, and the related consolidated statements of income and cash flows for the three and nine month periods then ended, and changes in stockholders' equity for the nine month period then ended September 30, 2000 for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated balance sheet of First Community as of December 31, 1999, was audited by other auditors whose report dated January 28, 2000, expressed an unqualified opinion on that statement.

/s/ Ernst & Young LLP

Charleston, West Virginia
October 13, 2000

FIRST COMMUNITY BANCSHARES, INC.
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


FORWARD LOOKING STATEMENTS

First Community Bancshares, Inc. (the "Corporation", "FCBI", or "First Community") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


RESULTS OF OPERATIONS

Net income for the third quarter of 2000 totaled $4.3 million, 5.70% higher than net earnings of $4.1 million reported for the corresponding third quarter of 1999. Net income for the third quarters of the current and prior year resulted in basic and diluted earnings per share of $0.50 versus $0.46 for the three months ended September 30, 2000 and 1999, respectively. Excluding the impact of United First Mortgage, Inc., ("UFM"), increases in the provision for loan losses, and a non-recurring gain recognized in the first quarter of 1999, earnings for the nine month period ended September 30, 2000, would have increased by approximately $1,246,000 or 10.5% over the corresponding period in 1999, while basic and diluted earnings per common share would have increased by $0.16 or 11.9%. The improvement in earnings for 2000 is primarily attributed to continued growth in the loan portfolio along with repricing of existing adjustable rate loans. However, these gains were tempered by higher funding cost, an increased loan loss provision as a result of the overall growth in the loan portfolio, and the impact of the addition of UFM on the current year's operations.

Non-interest income for the three and nine-month periods ended September 30, 2000 increased $1.1 million and $2.8 million, respectively, over the comparable periods in 1999. The largest portion of this increase resulted from the addition of the mortgage brokerage operation, which added approximately $1.2 million and $3.4 million of gains on the sale of mortgage loans in 2000 versus 1999 for the comparable three and nine-month periods. However, when comparing the nine months ended September 30, 2000, to the comparable period in the prior year, exclusive of UFM, non-interest income decreased $599,000 the majority of which was a $350,000 decline in fiduciary earnings and a reduction of $260,000 in other service charges, commissions, and fees. Fiduciary earnings correspond to the asset management fees recorded and have declined from the prior year as a direct result of a reduction in new estate and trust management activity in the current year. The decline in other service charges, commissions and fees was from several components, including any remaining revenues recorded in 1999 stemming from the credit card portfolio which was substantially curtailed in 1998 and ultimately disposed. $111,000 in credit card discount fees were recorded in the first part of 1999 and, accordingly, no substantial income was booked in 2000. Also, there was an approximate $100,000 decline in origination fees on mortgage loans sold and other loan service fees primarily due to the reduction of the origination and sale of mortgage loans at the bank level as well as a $46,000 decrease in insurance premium income. Currently, the majority of all secondary market mortgage loans are handled through UFM, the Company's mortgage brokerage division.

Non-interest expense for the three and nine month periods ended September 30, 2000 increased $946,000 and $3.3 million, over the comparable periods in 1999. These increases are primarily attributable to the addition of United First Mortgage that added approximately $1.2 million and $3.6 million, to the operating expenses for the three and nine month periods ended September 30, 2000 over the comparable periods in 1999. Excluding the impact of United First Mortgage, non-interest expenses for the company decreased $248,000 and $382,000 for the three and nine month periods ended September 30, 2000, respectively.

The effective income tax rate was slightly lower in the third quarter of 2000, (30% vs. 32%) as a result of tax planning strategies implemented in the current year.

Despite increases in the provision for loan losses in the first nine months of 2000, losses in the Company's recently acquired mortgage origination division, and a non-recurring gain recognized in the first quarter of 1999, net income for the first nine months of 2000 increased $286,000 or 2.38% over the comparable period in 1999. Basic and diluted earnings per common share between the two periods increased 3.65%, from $1.37 to $1.42. When comparing the nine months ended September 30, 2000 with the corresponding prior period, the higher cost of funds and other borrowings partially offset the impact of increased loan volume and higher yields on the available for sale security portfolio resulting in a 5 basis point decline in net interest margin to 4.94%.


NET INTEREST INCOME

Net interest income, the largest contributor to earnings was $34.8 million for the first nine months of 2000 as compared with $32.6 million for the corresponding period in 1999. Additionally, net interest income for the third quarter of 2000 exceeded the comparable prior period by approximately $283,000. Tax equivalent net interest income totaled $37.3 million for the first nine months of 2000, an increase of $2.1 million from the $35.2 million reported in the first nine months of 1999. This increase in net interest income relates largely to the $107.7 million increase in average loans between the two periods due to increased marketing efforts and effective utilization of sales management and strong customer relationship building.

The Company's tax equivalent net interest margin of 4.94% for the first nine months of 2000 reflects a decrease of 5 basis points in comparison to the first nine months of 1999 when the tax equivalent net interest margin was 4.99%. Average loan balances increased $107.7 million while the overall loan yield remained relatively consistent with the prior year. The overall yield on average earning assets increased 30 basis points, moving from 8.40% for the nine months ended September 30, 1999 to 8.70% for the nine months ended September 30, 2000. Alternatively, the cost of interest-bearing liabilities increased by 31 basis points from 4.02% in 1999 to 4.33% in 2000 due to competitive pricing pressure on deposits and short-term borrowings.

Loans, the Company's highest yielding asset category, experienced an increase in average balances of $107.7 million or 17.2%, when comparing the first nine months of 2000 to the corresponding period in 1999. The tax equivalent yield on the loan portfolio was 9.17% for the first nine months of 2000 down slightly from 9.20% for the same period in 1999. The overall loan yield decreased despite increases in the prime loan rate due to marginal pricing on certain large new loan relationships. The increase in average outstanding loans was funded through investment portfolio rolloff and increased wholesale funding through the FHLB.

The tax equivalent yield on securities available for sale increased to 6.79% in the first nine months of 2000 in comparison to 6.35% for the nine months ended September 30, 1999. Average balances in securities available for sale decreased from $224.5 million during the nine months ended September 30, 1999 to $205.3 million during the comparable period of 2000. This decrease is the result of maturities, calls, and mortgage backed security principal payments in the portfolio. These funds are currently being reinvested in higher yielding loans.

The overall cost of funding increased by 31 basis points, due, primarily to increases in the cost of short term borrowings, which increased 70 basis points from 3.75% for the nine months of 1999 to 4.45% for the first nine months of 2000. The cost of interest-bearing demand and time deposits increased 6 and 15 basis points, respectively. Alternately, the cost of savings accounts decreased 14 basis points from 2.28% in the nine months of 1999 to 2.14% in 2000. Average deposit balances have declined as a result of a degree of price sensitivity with decreases of 5.58% and 6.85% in interest bearing demand and savings deposits, respectively. Additional funding needed to facilitate loan growth is being provided by the Federal Home Loan Bank in the form of callable term advances and is reflected in the increase in average other indebtedness. The usage of FHLB credit programs is a significant component of the Company's overall liquidity and funding strategy.

                           AVERAGE BALANCE SHEETS AND
                          NET INTEREST INCOME ANALYSIS

                                                    NINE MONTHS ENDED                               NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                              SEPTEMBER 30, 1999
(UNAUDITED)                         --------------------------------------------------   -------------------------------------------
(AMOUNTS IN                           AVERAGE            INTEREST        YIELD/RATE        AVERAGE       INTEREST        YIELD/RATE
THOUSANDS, EXCEPT %'S)                BALANCE             (1) (2)           (2)            BALANCE        (1) (2)            (2)
------------------------------------------------------------------------------------------------------------------------------------
Earning Assets:
Loans (3)
    Taxable                         $   724,207         $    49,618         9.15%        $   614,404      $ 42,145           9.17%
    Tax-Exempt                            8,162                 655        10.72%             10,252           816          10.64%
                                    -----------         -----------        -----         -----------      --------          -----
    Total                               732,369              50,273         9.17%            624,656        42,961           9.20%
                                                        -----------                                        -------
Reserve for Loan Losses                 (11,993)                                             (11,230)
                                    -----------                                          -----------
    Net Total                           720,376                                              613,426

Investment Securities
       Available for Sale:

    Taxable                             171,870               8,430         6.55%            188,263         8,567           6.08%
    Tax-Exempt                           33,375               2,004         8.02%             36,223         2,090           7.71%
                                    -----------         -----------        -----         -----------      --------          -----
    Total                               205,245              10,434         6.79%            224,486        10,657           6.35%
                                                        -----------                                        -------
Investment Securities
      Held to Maturity:

    Taxable                               4,724                 246         6.96%              7,251           374           6.90%
    Tax-Exempt                           73,046               4,443         8.12%             74,016         4,491           8.11%
                                    -----------         -----------        -----         -----------      --------          -----
    Total                                77,770               4,689         8.05%             81,267         4,865           8.00%
                                                        -----------                                        -------

Interest-Bearing Deposits                 3,196                 153         6.39%             12,516           423           4.52%
Federal Funds Sold                            0                   0         0.00%             11,764           403           4.58%
                                    -----------         -----------        -----         -----------      --------          -----

Total Earning Assets                  1,006,587              65,549         8.70%            943,459        59,309           8.40%
                                                        -----------        -----                          --------          -----
Other Assets                            100,988                                               94,192
                                    -----------                                          -----------

    Total                           $ 1,107,575                                          $ 1,037,651
                                    ===========                                          ===========

Interest-Bearing Liabilities:
    Interest-bearing Demand
       Deposits                     $   130,276               2,155         2.21%        $   137,972         2,223           2.15%
    Savings Deposits                    136,762               2,191         2.14%            146,812         2,500           2.28%
    Time Deposits                       452,775              17,859         5.27%            453,977        17,375           5.12%
    Short-Term Borrowings                61,539               2,050         4.45%             49,097         1,377           3.75%
    Other Indebtedness                   91,084               4,044         5.93%             13,809           628           6.08%
                                    -----------         -----------        -----         -----------      --------          -----
    Total Interest-Bearing              872,436              28,299         4.33%            801,667        24,103           4.02%
                                    -----------         -----------        -----         -----------      --------          -----
      Liabilities

Demand Deposits                         115,768                                              120,030
Other Liabilities                        13,281                                               12,294
Stockholders' Equity                    106,090                                              103,660
                                    -----------                                          -----------
    Total                           $ 1,107,575                                          $ 1,037,651
                                    ===========                                          ===========

Net Interest Earnings                                   $    37,250                                       $ 35,206
                                                        ===========                                       ========
Net Interest Spread                                                         4.37%                                            4.38%
                                                                           =====                                            =====

Net Interest Margin                                                         4.94%                                            4.99%
                                                                           =====                                            =====




(1) Interest amounts represent taxable equivalent results for the first nine months of 2000 and 1999.
(2) Fully Taxable Equivalent-using the statutory rate of 35%.
(3) Non-accrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

To maintain a balance in the allowance for loan losses sufficient to absorb known and estimable loan losses, charges are made to the provision for loan losses. The $2.7 million provision made in the first nine months of 2000 compared to the $1.3 million for the corresponding period in 1999 reflect additional provisions to cover significant average loan growth of $107.7 million from the third quarter of 1999 and the resolution of a $2.0 million non-accruing loan relationship which resulted in a $650,000 charge-off due to collateral deficiencies recorded in the second quarter of the current year.

The Company consistently applies a monthly review process to evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of loan loss allowances. The total loan loss allowance is divided into two categories i) specifically identified loan relationships which are on non-accrual status, ninety days past due or more and loans with elements of credit weakness and ii) formula reserves.

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

Formula reserves, based on historical loss experience (Reserves Allocated to Categories of Loans) are available to cover homogeneous loans, not individually evaluated. The formula reserve is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). To determine the amount of reserve needed for each loan category, an estimated loss percentage is developed based upon rolling average historical loss percentages. The calculated percentage is used to determine the estimated reserve excluding any relationships specifically identified and evaluated. While allocations are made to specific loans and classifications within the various categories of loans, the reserve is available for all loan losses.

First Community's allowance for loan loss activity for the three and nine month periods ended September 30, 2000 and September 30, 1999 is as follows:


                            Three months ended             Nine months ended
                               September 30                   September 30
                             2000         1999             2000          1999
                           ----------------------        ----------------------
                                         (Amounts in Thousands)

Beginning balance          $ 11,828      $ 11,111        $ 11,900      $ 11,404

         Provision              842           505           2,722         1,340
         Charge-offs         (1,033)         (653)         (3,434)       (2,148)
         Recoveries             235           128             684           495
                           --------      --------        --------      --------

Ending balance             $ 11,872      $ 11,091        $ 11,872      $ 11,091
                           ========      ========        ========      ========


The allowance for loan losses totaled approximately $11.9 million for both the September 30, 2000 and December 31, 1999 reporting periods resulting in reserve to loan ratios of 1.56% and 1.69% for the respective periods.

Net charge-offs for the first nine months of 2000 were $2.75 million compared with $1.65 million for the corresponding period in 1999. Expressed as a percentage of average loans, net charge-offs were .38% for the nine month period ended September 30, 2000 and .26% for the corresponding period in 1999. Additionally, for the three months ended September 30, 2000 and 1999, the net charge-offs as a percent of average loans were .11% and .08%, respectively. The higher net charge-off ratios in 2000 relate largely to the impact of a $650,000 charge-off resulting from collateral deficiencies in a commercial loan transaction and the final resolution of that loan relationship on a residential development loan in Beckley, West Virginia.

As of September 30, 2000, the reserve as a percentage of non-performing loans was 166.7% as compared to 130.1% at December 31, 1999. Improvement in this coverage ratio in 2000 is the result of a reduction in non-accruing loans on the resolution of the previously referenced $2.0 million residential development loan and continued maintenance of adequate reserves to support the portfolio.

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


NON-INTEREST INCOME

Non-interest income consists of all revenues, which are not included in interest and fee income related to earning assets. Total non-interest income increased $2.8 million, or 44.8% from $6.3 million for the nine months ended September 30, 1999 to $9.1 million for the corresponding period in 2000. The increase was largely the result of $3,412,000 in loan origination fees and gains from the sale of loans from the UFM mortgage affiliate acquired in September 1999. Also impacting the nine months ended September 30, 1999, was a gain included in other operating income for 1999 of $275,000 on the sale of foreclosed property resulting from the sale of a commercial facility in Princeton, West Virginia in March 1999. In operations exclusive of UFM, comparing the nine months ended September 30, 2000, to the comparable period in the prior year, non-interest income decreased $599,000 of which the majority was a $350,000 decline in fiduciary earnings and a reduction of $260,000 in other service charges, commissions and fees. Other service charges, commission, and fees contracted as a result of declining fee revenues in the areas of credit life and A & H policies and the elimination of fee revenues from the credit card portfolio which was substantially sold in the later part of 1998 and subsequently curtailed. Non-interest income for the third quarter 2000 was also up approximately $1.1 million when compared to the third quarter 1999 due to the impact of UFM.


NON-INTEREST EXPENSE

Non-interest expense totaled $23.4 million in the first nine months of 2000 increasing $3.3 million over the corresponding period in 1999. This increase includes $3.6 million in non-interest expense, primarily in the areas of salaries and benefits and other operating expenses of UFM. Excluding UFM, decreases were noted in other non-interest expense categories including other real estate expense which declined by $251,000 and other operating expense which declined by $313,000 when comparing the nine-month period ended September 30, 2000 to the corresponding period in 1999. The declines noted were partially offset by an increase in salary and benefit expense of approximately $260,000 for the nine months ended September 30, 2000 in comparison to the first nine months of 1999.

Non-interest expense increased $946,000 when comparing the third quarter of 1999 to the corresponding period in 2000. This amount included UFM expenses in 2000 of $824,000 in salaries and benefits, $85,000 in occupancy expenses, $62,000 in furniture and equipment expenses, and $201,000 in other operating expenses. Excluding the effects of UFM, non-interest expense decreased $248,000 for the third quarter of 2000 when compared to the third quarter of 1999 This decrease was attributable to several factors including reductions in other real estate expense and the implementation of tighter expense control measures.

FINANCIAL POSITION


SECURITIES

Securities totaled $280.5 million at September 30, 2000 and reflect a decrease of $10.4 million from December 31, 1999. This 3.6% decrease is the net result of maturities, calls, and mortgage backed security principal payments in the investment portfolio along with an increase in market value of securities available for sale of $2.2 million. The market value of fixed rate debt securities reacts inversely to rising interest rates; however, recent trends in the securities portfolio have had a positive effect on the underlying market value since December 31, 2000. As a result of high loan demand, the cash flow from these investments is currently being reinvested into the higher yielding loan portfolio.

Securities available for sale were $204.2 million at September 30, 2000 as compared to $212.1 million at December 31, 1999. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized loss after taxes of $5.5 million at December 31, 1999, decreased $1.4 million to an unrealized loss of $4.1 million at September 30, 2000 due to market increases in the first nine months of 2000.

Investment securities, which are purchased with the intent to hold until maturity, totaled $76.3 million at September 30, 2000 as compared with $78.8 million at December 31, 1999. The market value of investment securities held to maturity was 100% and 101.9% of book value at December 31, 1999 and September 30, 2000, respectively.


LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. All loans made by the Company are subject to a common credit underwriting structure. Loans are also subject to a quarterly and annual review process based on the loan size and type. Total loans increased $58.9 million from $704.1 million at December 31, 1999 to $763.0 million at September 30, 2000. Additionally, the loan to deposit ratio increased from 84.5% at December 31, 1999 to 91% at September 30, 2000. The increase in the loan to deposit ratio has increased the Company's funding dependency on wholesale funding through the FHLB. Average total loans have increased $107.7 million when comparing the first nine months of 1999 and 2000 due primarily to extensive sales and marketing efforts.

The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest segment of the portfolio, comprising $291.7 million or 38.24% of total loans at September 30, 2000 and $301.0 million or 42.75% of total loans at December 31, 1999. Residential real estate loans increased to $274.7 million or 36.00% of total loans at September 30, 2000 and from $251.3 million or 35.69% of the total loan portfolio at December 31, 1999. Loans to individuals increased slightly to $132.1 million or 17.31% of total loans at September 30, 2000 from $127.1 million or 18.05% of total loans at December 31, 1999. Construction loans grew significantly to $64.2 million at September 30, 2000 or 8.41% of total loans from $24.7 million at December 31, 1999 or 3.51% of total loans. Growth in the construction loan segment includes multifamily residential properties and other commercial real estate development properties. A portion of these loans will move into the commercial real estate portfolio as the projects are completed.


                                          Loan Portfolio Overview
                                           (Amounts in Thousands)

                                September 30, 2000          December 31, 1999
                                Amount       Percent       Amount       Percent
                               ---------------------      ----------------------
Commercial and Agricultural    $ 84,890       11.13%      $ 92,739       13.17%
Commercial Real Estate          206,837       27.11        208,228       29.57
Residential Real Estate         274,705       36.00        251,332       35.69
Construction                     64,154        8.41         24,684        3.51
Consumer                        132,105       17.31        127,051       18.05
Other                               292         .04             62         .01
                               --------       -----       --------       -----
Total                          $762,983      100.00%      $704,096      100.00%
                               ========      ======       ========      ======

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $9.9 million at September 30, 2000, or 1.3% of total loans and OREO, compared with $11.1 million or 1.6% at December 31, 1999 and down $548,000 from the $10.5 million (1.6% of loans and OREO) at September 30, 1999. The following schedule details non-performing assets by category at the close of each of the last five quarters:


(In Thousands)              September 30    June 30       March 31    December 31    September 30
                                2000         2000          2000          1999           1999
                            ---------------------------------------------------------------------
Non-Accrual                    $5,939       $ 5,359       $ 7,455       $ 7,889       $ 8,246

Ninety Days Past Due            1,182         1,323         1,090         1,259           417

Other Real Estate Owned         2,780         2,463         2,422         1,950         1,786
                               ------       -------       -------       -------       -------
                               $9,901       $ 9,145       $10,967       $11,098       $10,449
                               ======       =======       =======       =======       =======

Restructured loans
performing in accordance
with modified terms            $  448       $   448       $   449       $   505       $   458
                               ======       =======       =======       =======       =======


Non-accrual loans increased $580,000 during the third quarter of 2000. The increase is primarily due to a commercial loan relationship in which the borrowers are attempting to sell the underlying collateral and apply the receipts to the outstanding loan balances. Ninety day past due loans decreased slightly for the third quarter by $141,000 while other real estate owned increased by $317,000. The increase in other real estate owned is due to the foreclosure of several loans with individual balances of less than $100,000. Included in the ninety days past due category are two loans with FmHA and SBA guarantees comprising $980,000 of the balance in that category of non-performing loans. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions.

The Company has undertaken an extensive marketing campaign through a national auction liquidation agency to reduce both other real estate owned and underutilized bank-owned facilities. The property auctions are scheduled for the fourth quarter of 2000 and efforts are now underway to liquidate 17 pieces of property. The parcels of other real estate owned are generally carried at the lesser of their estimated fair market value or cost.


STOCKHOLDERS' EQUITY

Total stockholders' equity reached $109.6 million at September 30, 2000 increasing $6.1 million over the $103.5 million reported at December 31, 1999. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2000, the Company's risk adjusted capital-to-asset ratio was 11.62%. The Company's leverage ratio at September 30, 2000 was 8.30% compared with 8.25% at December 31, 1999. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for bank holding companies of 10% and 5%, respectively.


LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($30.5 million), investment securities available for sale ($204.2 million) and Federal Home Loan Bank credit availability of approximately $99.7 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

Changes to the Company's risk profile since December 31, 1999 reflect a change in the balance sheet toward a greater liability sensitive position and an overall increase in the duration of equity. The shift in the balance sheet is the result of an increased reliance on short-term convertible advances from the FHLB used to fund and necessitated by significant loan growth in the form of longer-term loans experienced since September 30, 1999. The earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 1999.


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

         The Company was involved in litigation where the plaintiffs were seeking to overturn the establishment of a charitable foundation established by a customer of the Company's Trust Division. This case was tried and a directed verdict in favor of the Company was issued on October 10, 2000, by the Circuit Court of Mercer County, West Virginia. The Company and its legal counsel believe there will be no further action on this matter. The court dismissed this action on the directed verdict affirming the Bank's defense of its fiduciary obligation to the trust, the foundation and its trust client.


Item 2. Changes in Securities and Use of Proceeds

      (a)  N/A

      (b)  N/A

      (c)  N/A

      (d)  N/A

Item 3. Defaults Upon Senior Securities

      (a)  N/A

      (b)  N/A

Item 4. Submission of Matters to a Vote of Security Holders

      (a)  N/A

      (b)  N/A

      (c)  N/A

      (d)  N/A

Item 5. Other Information

      (a) A registration statement on Form S-4 was filed on September 25, 2000 in regards to a proposed merger between Citizens Southern Bank, Inc. of Beckley, West Virginia and First Community Bank, N. A., a wholly owned subsidiary of First Community Bancshares, Inc. Notice of this merger proposal was previously filed with the S.E.C. on Form 8-K dated June 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 3  - Articles of Incorporation and amendments previously filed
          Exhibit 15 - Letter regarding unaudited interim financial information
          Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K

          A report on Form 8-K was filed on October 20, 2000 announcing the Company's quarterly earnings and depicting certain financial information as of September 30, 2000 and December 31, 1999 and comparative income statements for the three and nine month periods ending September 30, 2000 and 1999, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.


DATE: November 14, 2000

/s/ John M. Mendez
------------------------------
John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)



DATE: November 14, 2000

/s/ Kenneth P. Mulkey
------------------------------
Kenneth P. Mulkey
Chief Financial Officer
(Principal Accounting Officer)