Form 10-K
period 2000-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2001-04-02
CIK 859070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the transition period from:                  to
                                    ------------------  ------------------
                         Commission File Number 0-19297

                        First Community Bancshares, Inc.
             (Exact name of Registrant as specified in its charter)

                Nevada                                 55-0694814
   ---------------------------------        ---------------------------------
     (State or other jurisdiction           (IRS Employer Identification No.)
   of incorporation or organization)

One Community Place, Bluefield, Virginia              24605-0989
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code:  (540) 326-9000

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class     Name of each exchange on which registered
       -------------------     -----------------------------------------
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

                      Yes     X                  No
                            -----                     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 13, 2001.

           $134,000,478 based on the closing sales price at that date
                           Common Stock, $1 par value

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 13, 2001.

                      Common Stock, $1 par value- 9,051,335

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Bancshares, Inc. 2000 Annual Report to Security Holders are incorporated by reference in Part I and II hereof.

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 24, 2001 is incorporated by reference in Part III of this Form 10-K.

Form 10-K Information

Table of Contents
2000 Form 10-K Annual Report


                                                                                         Page
                                                                                         ----
Part I.

Item   1. Business ......................................................................  3
Item   2. Properties .................................................................... 19
Item   3. Legal Proceedings ............................................................. 20
Item   4. Submission of Matters to a Vote of Security Holders ........................... 20

Part II.

Item   5. Market for Registrant's Common Equity and Related Stockholder Matters ......... 21
Item   6. Selected Financial Data ....................................................... 21
Item   7. Management's Discussion and Analysis of Financial Condition and Results
          of Operations ................................................................. 21
Item  7A. Quantitative and Qualitative Disclosures About Market Risk .................... 22
Item   8. Financial Statements and Supplementary Data ................................... 22
Item   9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure .......................................................... 22

Part III.

Item  10. Directors and Executive Officers of the Registrant ............................ 22
Item  11. Executive Compensation ........................................................ 22
Item  12. Security Ownership of Certain Beneficial Owners and Management ................ 22
Item  13. Certain Relationships and Related Transactions ................................ 22

Part IV.

Item  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ............... 22
          Signatures .................................................................... 24

PART I

Item 1.  BUSINESS

GENERAL

First Community Bancshares, Inc. ("FCBI" or the "Company", "Corporation" or "Registrant") is a one-bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. ("FCBNA" or the "Bank",) a national association that conducts commercial banking operations within the states of Virginia, West Virginia and North Carolina. United First Mortgage, Inc. ("UFM"), acquired in the latter part of 1999, is a wholly owned subsidiary of FCBNA and serves as a wholesale and retail distribution channel for FCBNA's mortgage banking business segment. First Community Bancshares, Inc. and its wholly-owned subsidiary have total assets of approximately $1.2 billion at December 31, 2000 and conduct commercial and mortgage banking business throughout the three-state area of Virginia, West Virginia and North Carolina through the 33 branches of FCBNA and 10 mortgage brokerage offices which are located throughout the state of Virginia.

In October 2000, the Company's wholly owned banking subsidiary, FCBNA, acquired Citizens Southern Bank, Inc. ("Citizens") located in Beckley, West Virginia. Citizens, a retail banking business, provided two additional branches to the existing operating facilities of the Bank. The Citizens operations are currently located in a geographic region, adjacent to areas presently served by the Bank.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements with respect to the financial condition, results of operations and business of FCBI. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of FCBI, and on the information available to management at the time that these disclosures were prepared. Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors which could negatively affect the results include, among others, the following possibilities: (1) general economic conditions, either nationally or within the Company's markets, could be less favorable than expected, (2) changes in market interest rates could affect interest margins and profitability, (3) competitive pressures could be greater than anticipated, (4) legal or accounting changes could affect the Company's results, (5) acquisition cost savings may not be realized or the anticipated income may not be achieved, and (6) adverse changes could occur in the securities and investments markets; (7) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which FCBI is engaged; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than FCBI.

All statements other than statements of historical fact included in this Annual Report on form 10-K and the accompanying Annual Report to shareholders which is incorporated herein by reference, including statements in the Message to Stockholders and in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act of 1934. Such information involves risks and uncertainties that could cause actual results differing from those projected in the forward-looking information.

Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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


FIRST COMMUNITY BANK, N. A. (A NATIONAL ASSOCIATION)


At December 31, 2000, the principal assets of FCBI included all of the outstanding shares of common stock of FCBNA, Bluefield, Virginia. FCBNA is a nationally chartered bank organized under the banking laws of the United States. FCBNA engages in general commercial and retail banking business in West Virginia, Virginia and North Carolina through 33 branch facilities. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCBNA also provides trust services and its deposits are insured by the FDIC. FCBNA is a member of the Federal Reserve System and is a member of the Federal Home Loan Bank (FHLB) of Atlanta. Regulatory oversight of the banking subsidiary is conducted by the Office of the Comptroller of the Currency (OCC). FCBNA, through its wholly owned subsidiary, UFM, provides for the origination and sale of mortgages to secondary sources. The required information concerning reportable segments and the required disclosures is incorporated herein by reference to Note 17 of the financial statements included in the Annual Report to Shareholders.

COMPETITION

The financial services industry is highly competitive and dramatic change continues to occur. FCBI's banking subsidiary competes actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies. Competition for financial products and services continues to grow as clients select from a variety of traditional and nontraditional alternatives. The industry continues to rapidly consolidate which affects competition by eliminating some regional and local institutions.

MARKET AREA

As described above, the market region served by the Company and its subsidiary consists of West Virginia, Virginia and North Carolina. The area's economic base is diverse and primarily consists of manufacturing, mining, general services, agricultural, wholesale/retail trade, and financial services. Due to the diverse geographic region and industries served, FCBI believes its current market area is economically strong and will support consistent growth in assets and deposits into the future. Management feels that its community bank approach to providing personalized client service offers a competitive advantage, which strengthens the Corporation's ability to serves its markets and effectively provide products and services to the businesses and individuals in these markets.

LENDING ACTIVITIES

The Company's banking subsidiary generates revenues primarily through the investment of borrowed and deposited funds in earning assets. These assets are comprised of securities available for sale, investment securities, short-term investment vehicles and loans to businesses and individuals. Average loans represent approximately 73% of average earning assets and present a higher level of credit risk to the Company when contrasted with investment securities.

The principal lending activities of the bank are concentrated primarily within its market areas in West Virginia, Virginia, North Carolina and the surrounding mid-Atlantic area. These are areas with which bank personnel are most acquainted and are within reasonable distances of the bank that allows for timely communications with customers as well as periodic inspections of collateral.

Loan portfolios total $822.8 million at December 31, 2000 and are comprised of commercial, real estate and consumer loans including home equity loans. Commercial and commercial real estate loans comprise 38% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to, coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Underwriting standards require a comprehensive review and independent evaluation of virtually all commercial loans by Credit Administration and Loan Committees prior to approval with updates to these credit reviews performed periodically on a quarterly or annual basis depending on the size of the loan relationship.

The mortgage offices of UFM provide a distribution outlet for origination and sale of loans to wholesale and retail purchasers. UFM originates residential mortgage loans through its production offices located in eastern Virginia. Risks associated with this lending function include interest rate risk, which is mitigated through the utilization of financial instruments to offset and equalize the effect of changing interest rates. In conjunction with the utilization of these financial instruments (also commonly referred to as derivatives), the Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 133, as amended, effective January 1, 2001. FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activity" established accounting and reporting standards for derivative instruments and for hedging activities. UFM uses financial instruments to manage its pipeline of loans from the point of the loan commitment to the subsequent sale to an outside investor who purchases the loan. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments are placed to substantially lock the expected margin on the sale of the loan. Both the forward commitment to purchase the security and the underlying rate lock commitment are both considered independent or stand alone derivatives and, as such, will be independently recorded on the balance sheet at their respective market value. The forward commitments are not presently used as a hedge within the meaning of FASB Statement No. 133. Due to the limited use of derivatives, the adoption did not have a material impact on the Company's financial statements. However, UFM anticipates that its level of involvement in derivative contracts will increase, and is utilizing a management tool that measures effectiveness of the pipeline hedge contracts and minimizes the potential volatility of losses.

EMPLOYEES

The Registrant and its subsidiary, FCBNA, employed 484 employees at December 31, 2000. Additionally, UFM employed 86 people in the mortgage subsidiary. Management considers employee relations to be excellent.


SUPERVISION AND REGULATION

         GENERAL

The Registrant is a bank holding company within the meaning of the Bank Holding Act of 1956 (Act), as amended, and is registered as such with the Board of Governors of the Federal Reserve System. The Registrant is required to file with the Board of Governors quarterly reports of the Registrant and the subsidiary and such other information as the Board of Governors may require. The Federal Reserve makes periodic examinations of the Registrant typically on an annual basis. The Act requires every bank holding company to obtain prior approval of the Board of Governors before acquiring substantially all the assets or direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 ("CRA"). Under the CRA, the Federal Reserve Board is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low and moderate-income neighborhoods. Further, such assessment is also required of any bank holding company which has applied to (i) charter a National bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of a federally-regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application. On July 1, 1995, the federal bank regulators amended the CRA regulations to simplify enforcement of the CRA by substituting the prior twelve assessment categories with three performance categories for use in calculating CRA ratings. The federal bank regulators will evaluate banks under the lending, investment, and service tests. Additional data collection and reporting requirements under the Home Mortgage Disclosure Act are imposed on institutions that accept mortgage loan applications within metropolitan statistical areas.

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

The earnings of the Corporation's subsidiary, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the OCC and the FDIC. In addition, there are numerous governmental requirements and regulations that affect the activities of the Corporation and its subsidiary.

         PAYMENT OF DIVIDENDS

The Corporation is a legal entity separate and distinct from its banking subsidiary. A major portion of the revenues of the Corporation result from amounts paid as dividends to the Corporation by its national bank subsidiary. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debts in excess of the bank's allowance for loan losses.

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

         CAPITAL ADEQUACY

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital"). At December 31, 2000, the Corporation's tier 1 capital and total capital ratios were 11.68 percent and 12.93 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Corporation's leverage ratio at December 31, 2000, was 8.37 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity.

The Corporation's subsidiary bank is subject to similar capital requirements adopted by the Comptroller of the Currency. The capital ratios of the bank subsidiary of the Corporation are set forth in Note 13 in the Annual Report and are incorporated herein by reference.

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

         BORROWINGS BY THE CORPORATION

The banking subsidiary of the Registrant is subject to certain restrictions by regulatory bodies which limit the amounts and the manner in which it may loan funds to the Registrant. The bank is further subject to restrictions on the amount of dividends that can be paid to the Registrant in any one calendar year without prior approval by primary regulators. Payment of dividends by the subsidiary bank to the Registrant cannot exceed net profits, as defined, for the current year combined with net profits for the two preceding years. In addition, any distribution that might reduce the bank's equity capital to unsafe levels or which, in the opinion of regulatory agencies, or is not in the best interests of the public, could be prohibited. (For additional information concerning these restrictions, see Note 13 of the Notes to the 2000 Consolidated Financial Statements incorporated herein by reference.)

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

Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and
(v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2000, the Corporation's deposit-taking subsidiary bank had capital levels that qualify it as being "well capitalized" under such regulations.

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

RECENT LEGISLATION

         GRAMM-LEACH-BLILEY FINANCIAL SERVICES MODERNIZATION ACT

The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Act") is the most significant financial services legislation in 60 years, and is the culmination of decades of effort to restructure the financial services industry in the United States. The most significant change wrought by the act is to allow affiliations among banks, securities firms and insurance companies. The act is complex and far-reaching and deals with a multitude of additional banking, insurance and financial services issues, and is intended to modernize the nation's financial services industry. The following discussion is a brief overview of some of the points of interest that have an impact on the Company and is not intended to represent the entirety of the "Act."

Among other things, the "Act" is designed to allow greater savings to consumers by increasing competition and reforming the Federal Home Loan Bank System by providing a source of funds for community banks to make loans to small businesses and farmers.

The "Act" repeals two sections of the Glass-Steagall Act, which restrict banks and their affiliates from being affiliated with companies engaged in the business of underwriting and dealing in securities. The Act authorizes financial holding companies ("FHC") and FHC affiliates to engage in activities that are "financial in nature or incidental to financial in nature," or activities that are "complementary to financial activities." In addition, the Act blesses as "financial in nature" the acquisition of interests in and control of any company," whether financial or not," through securities underwriting, merchant banking, or insurance company investments." In the case of securities affiliates, the investment must be part of a bona fide underwriting or merchant or investment banking activity, including investment activities engaged in for the purpose of appreciation and ultimate resale or disposition of the investment. In the case of insurance companies, the portfolio investment must be made in the ordinary course of business of the insurance company in accordance with relevant state law governing such investments. The "Act" authorizes the Federal Reserve Board to determine, for bank holding company affiliates, what activities are financial in nature or incidental to financial in nature, or complementary to a financial activity.

The legislation also amends the Community Reinvestment Act to provide that an election of a bank holding company ("BHC") to become an FHC will not be effective if any of the holding company's subsidiary insured depository institutions has received a less than "satisfactory" rating in its most recent Community Reinvestment Act examination. In addition, the Act amends the Bank Holding Company Act to require the appropriate Federal banking agency to prohibit an FHC or insured depository institution from commencing any new activities or acquiring companies engaged in expanded activities "financial in nature" (other than merchant banking or insurance portfolio investment activities), if any insured depository institution affiliate has failed to receive in its last examination at least a "satisfactory" CRA rating. Certain activities of new FHCs have been grandfathered to allow companies that previously engaged in non-financial activities to do so.

Title II of the Act amends the federal securities laws to provide for functional regulation of bank securities activities. Title III of the Act deals with insurance issues and is divided into four subparts: State Regulation of Insurance, Redomestication of Mutual Insurers, National Association of Registered Agents and Brokers, and Rental Car Agency Insurance Activities.

The privacy provisions encompassed under Title IV of the Act govern the activities of "financial institutions," which include banks, savings associations, credit unions, broker-dealers, investment companies, investment advisers and insurance companies.

         FAIR DISCLOSURE RULES UNDER REGULATION FD

On October 23, 1999, a new set of rules went into effect that has wide-ranging impact on how public companies share information with investors. Known as "Regulation FD" (for "Fair Disclosure"), the rule ends a practice known as "selective disclosure" that many companies used in the past to provide information to Wall Street and investment professionals before making it available to the general public. Regulation FD represents the SEC's first attempt at direct regulation of informal communications between public companies and investment professionals.

In an attempt to comply with Regulation FD, companies are reconsidering the information and the dissemination methods they use to provide such information to analysts and the investment public. No longer can a company have a conversation with an analyst and provide any information that is not available to the general public. The new regulations cover a wide range of information including topics addressing earnings to business development issues concerning new products and delivery methods. Additionally, the new rules create the need for tighter control over material non-public information by placing greater liability on all Company representatives who have access to this information, including directors, officers, employees and others with access to material nonpublic information. Additionally, areas addressed by Regulation FD include but are not limited to issues addressing the timing of information dissemination, Securities Act and liability issues and the timing of information. The requirements of this new regulation are very detailed and complex and are not presented as a part of this discussion in their entirety.

The long-term effect of fair disclosure is likely to be beneficial to individual investors, regardless of what happens in the short term as companies and analysts determine how to best comply with the new rules. However, at the crux of the disclosure rules is the underlying theme that the investment public should be on an even and fair playing field when any material and non-public information is disclosed.


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

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

    A.& B.  AVERAGE BALANCE SHEETS-NET INTEREST INCOME ANALYSIS
    (AMOUNTS IN THOUSANDS, EXCEPT %)

                                                2000                            1999                                1998
                                 -------------------------------   --------------------------------   ------------------------------
                                  AVERAGE    INTEREST               AVERAGE    INTEREST  YIELD/RATE    AVERAGE  INTEREST  YIELD/RATE
                                  BALANCE       (1)   YIELD/RATE    BALANCE       (1)       (1)        BALANCE     (1)        (1)
                                 ----------  -------- ----------   ----------  --------  ----------   ---------- -------- ----------
Earning Assets:
Loans (2)
  Taxable                        $  740,022  $67,849     9.17%     $  626,868   $57,346     9.15%     $  634,342   $61,355    9.67%
                                 ----------  -------     ----      ----------   -------     ----      ----------   -------    ----
  Tax-Exempt                          8,051      869     0.79%         10,043     1,062    10.57%         13,425     1,490   11.10%
  Total                             748,073   68,718     9.19%        636,911    58,408     9.17%        647,767    62,845    9.70%
Reserve for Loan
  Losses                            (12,195)                          (11,239)                           (11,731)
                                 ----------  -------     ----      ----------   -------     ----      ----------   -------    ----
  Net Total                         735,878   68,718     9.34%        625,672    58,408     9.34%        636,036    62,845    9.88%
Securities Available For
  Sale:
  Taxable                           172,079   11,228     6.52%        186,379    11,417     6.13%        121,704     7,750    6.37%
  Tax-Exempt                         36,171    2,464     6.81%         35,627     2,769     7.77%         26,056     2,015    7.73%
                                 ----------  -------     ----      ----------   -------     ----      ----------   -------    ----
  Total                             208,250   13,692     6.57%        222,006    14,186     6.39%        147,760     9,765    6.61%
Investment Securities:
  Taxable                             4,467      314     7.03%          6,782       465     6.86%         20,221     1,307    6.46%
  Tax-Exempt                         70,213    6,113     8.71%         73,938     5,983     8.09%         74,766     6,036    8.07%
                                 ----------  -------     ----      ----------   -------     ----      ----------   -------    ----
  Total                              74,680    6,427     8.61%         80,720     6,448     7.99%         94,987     7,343    7.73%
Interest Bearing
  Deposits                            6,075      393     6.47%          9,866       482     4.89%         56,136     3,007    5.36%
Fed Funds Sold                          330       20     6.06%          8,800       403     4.58%         29,628     1,593    5.38%
                                 ----------  -------     ----      ----------   -------     ----      ----------   -------    ----
  Total Earning Assets            1,025,213   89,250     8.71%        947,064    79,927     8.44%        964,547    84,553    8.77%
                                             -------                            -------                            -------
Other Assets                        102,466                            95,119                             93,984
                                 ----------                        ----------                         ----------
  Total                          $1,127,679                        $1,042,183                         $1,058,531
                                 ==========                       ===========                        ===========
Interest-Bearing
  Liabilities:

Demand Deposits                  $  131,432    2,936     2.23%     $  137,816     2,974     2.16%     $  134,195     3,732    2.78%
Savings Deposits                    135,417    2,905     2.15%        145,526     3,257     2.24%        150,749     4,452    2.95%
Time Deposits                       461,813   24,878     5.39%        451,079    22,912     5.08%        474,263    26,196    5.52%
Short-term Borrowings               149,193    8,050     5.40%         58,365     2,326     3.99%         51,457     2,288    4.45%
Long-term Borrowings                 10,204      611     5.99%         12,905       781     6.05%         23,468     1,459    6.22%
                                 ----------  -------     ----      ----------   -------     ----      ----------   -------    ----
  Total Interest-bearing
  Liabilities                       888,059   39,380     4.43%        805,691    32,250     4.00%        834,132    38,127    4.57%
Demand Deposits                     117,165                           119,576                            111,565
Other Liabilities                    13,788                            13,070                             12,236
Stockholders' Equity                108,667                           103,846                            100,598
                                 ----------                       -----------                        -----------
  Total                          $1,127,679                        $1,042,183                         $1,058,531
                                 ==========                       ===========                        ===========
Net Interest Income                           49,870                             47,677                             46,426
                                             =======                            =======                           ========
Net Interest Rate Spread (3)                             4.27%                              4.44%                             4.20%
                                                        =====                             ======                            ======
Net Interest Margin (4)                                  4.86%                              5.03%                             4.81%
                                                        =====                             ======                            ======

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

C. RATE AND VOLUME ANALYSIS OF INTEREST (1)

(Amounts in Thousands)
                                              2000 Compared to 1999                   1999 Compared to 1998
                                           Increase/(Decrease) due to              Increase/(Decrease) due to
                                        ---------------------------------      ---------------------------------
                                        Volume        Rate         Total       Volume        Rate         Total
                                        -------      -------      -------      -------      -------      -------
Interest Earned On:
  Loans                                 $10,160      $   150      $10,310      $(1,076)     $(3,361)     $(4,437)
  Investment securities available
      for sale                             (865)         371         (494)       4,716         (295)       4,421
  Investment securities
      held to maturity                     (473)         452          (21)        (984)          89         (895)
  Interest-bearing deposits
      with other banks                     (218)         129          (89)      (2,282)        (243)      (2,525)
  Federal funds sold                       (482)          99         (383)        (983)        (207)      (1,190)
                                        -------      -------      -------      -------      -------      -------
Total interest-earning  assets            8,122        1,201        9,323         (609)      (4,017)      (4,626)
                                        -------      -------      -------      -------      -------      -------

Interest Paid On:
  Demand deposits                          (141)         103          (38)          98         (856)        (758)
  Savings deposits                         (220)        (132)        (352)        (150)      (1,045)      (1,195)
  Time deposits                             555        1,411        1,966       (1,242)      (2,041)      (3,283)
  Short-term borrowings                   4,663        1,061        5,724          289         (251)          38
  Long-term debt                           (162)          (8)        (170)        (640)         (38)        (678)
                                        -------      -------      -------      -------      -------      -------
Total interest-bearing liabilities        4,695        2,435        7,130       (1,645)      (4,231)      (5,876)
                                        -------      -------      -------      -------      -------      -------

Change in net interest income           $ 3,427      $(1,234)     $ 2,193      $ 1,036      $   214      $ 1,250
                                        =======      =======      =======      =======      =======      =======

(1) Fully taxable Equivalent using the federal statutory rate of 35%.

The preceding table sets forth a summary of the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in rates thereon. For purposes of this analysis, the change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts.

II.  Investment Portfolio

     A.  Amortized Cost of Investment Securities Held to Maturity:

                                                                                        December 31,
(Amounts in Thousands)                                                      2000            1999            1998
                                                                          --------        --------        --------
U. S. Treasury Securities                                                 $     --        $    100        $    100
U. S Government Agencies and Corporations                                    2,103           3,663           7,546
States and Political Subdivisions                                           72,264          73,640          75,009
Other Securities                                                             1,369           1,365           1,361
                                                                          --------        --------        --------
                                                                          $ 75,736        $ 78,768        $ 84,016
                                                                          ========        ========        ========


     Market Value of Securities Available for Sale:

                                                                                       December 31,
(Amounts in Thousands)                                                      2000            1999            1998
                                                                          --------        --------        --------
U. S Government Agencies and Corporations                                 $134,157        $143,636        $119,508
States and Political Subdivisions                                           34,648          33,355          37,343
Other Securities                                                            38,757          35,114          36,343
                                                                          --------        --------        --------
                                                                          $207,562        $212,105        $193,194
                                                                          ========        ========        ========

     B. Maturity and Yields:

The required information is incorporated by reference to pages 32 through 34 of the 2000 Annual Report.

     C. There are no issues included in obligations of states and political subdivisions or other securities that exceed ten percent of stockholders' equity.

III.  Loan Portfolio

     A.  Loan Summary:

                                                                  December 31,
                                    ------------------------------------------------------------------------
(Amounts in Thousands)                2000            1999            1998            1997            1996
                                    --------        --------        --------        --------        --------
Commercial, Financial and
  Agricultural                      $ 86,887        $ 92,739        $ 77,233        $ 82,445        $ 79,278
Real Estate-Commercial               222,571         208,228         170,683         202,625         166,787
Real Estate-Construction              73,087          24,684           8,988           9,612          10,589
Real Estate-Residential              305,302         251,332         228,540         227,465         171,455
Consumer                             135,692         128,541         127,169         151,429         120,720
Other                                    649              62             894           1,185             552
                                    --------        --------        --------        --------        --------
     Total                           824,188         705,586         613,507         674,761         549,381
Less Unearned Income                   1,362           1,490           2,014           2,944           1,678
                                    --------        --------        --------        --------        --------
                                     822,826         704,096         611,493         671,817         547,703
Less Reserve for Loan Losses          12,303          11,900          11,404          11,406           8,987
                                    --------        --------        --------        --------        --------
     Net Loans                      $810,523         692,196        $600,089        $660,411        $538,716
                                    ========        ========        ========        ========        ========

B.  Maturities and Rate Sensitivity of Loan Portfolio at December 31, 2000:

(Amounts in Thousands)                         Remaining Maturities
                                    ------------------------------------------
                                                     Over One
                                    One Year           to            Over Five
                                    and Less        Five Years         Years             Total              Percent
                                    --------        ----------         -----             -----              -------
Commercial, Financial and
  Agricultural                      $ 48,593         $ 24,204         $ 14,090         $ 86,887              10.56%

Real Estate-Commercial                94,556           65,306           62,709          222,571              27.05%

Real Estate-Construction              49,899           20,184            3,004           73,087               8.88%

Real Estate-Mortgage                  56,048          110,321          138,933          305,302              37.10%

Consumer                              18,735          102,651           12,944          134,330              16.33%

Other                                    225              289              135              649               0.08%
                                    --------         --------         --------         --------             ------
                                    $268,056         $322,955         $231,815         $822,826             100.00%
                                    ========         ========         ========         ========             ======

Rate Sensitivity:
Pre-determined Rate                 $ 86,183         $295,120         $231,815         $613,118              74.51%
Floating or Adjustable Rate          181,873           27,835               --          209,708              25.49%
                                    --------         --------         --------         --------             ------
                                    $268,056         $322,955         $231,815         $822,826             100.00%
                                    ========         ========         ========         ========             ======

                                       32.58%           39.25%           28.17%          100.00%


C. Risk Elements: The required information for risk elements is included below and incorporated by reference to pages 17 and 36 of the 2000 Annual Report.

Nonperforming Assets:

                                                                      December 31,
(Amounts in Thousands)                   2000           1999           1998           1997           1996
                                         ----           ----           ----           ----           ----

Non-accruing Loans                      $5,397         $7,889         $7,763         $9,988         $5,476
Loans Past Due Over 90 Days              1,208          1,259            377          4,391            780
Restructured Loans Performing
  in Accordance with Modified
  Terms                                    502            505            509            534            401
Gross Interest Income Which
  Would Have Been Recorded
  Under Original Terms of
  Non-Accruing and Restructured
  Loans                                    409            436
Actual Interest Income During
  the Period                               105             78

Management believes that the extent of problem loans at December 31, 2000 is disclosed as non-performing assets or delinquent loans in the preceding charts. However, there can be no assurance that future circumstances, such as further erosion of economic conditions and the related potential effect that such erosion may have on certain borrowers' ability to continue to meet payment obligations, will not lead to an increase in problem loan totals. Management believes that the non-performing asset carrying values will be substantially recoverable, taking into consideration the adequacy of the applicable collateral and, in certain cases, partial write-downs which have been taken and allowances that have been established.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     A. 1.   Summary of Loan Loss Experience:

                                                                             Years Ended December 31,
                                                      -----------------------------------------------------------------------

(Amounts in Thousands, Except Percent Data)              2000           1999          1998           1997            1996
                                                         ----           ----          ----           ----            ----

Balance of reserve at beginning of period             $11,900         $11,404         $11,406         $ 8,987         $ 8,321
Reserve of subsidiaries at date of acquisition          1,051              --                           1,981
Charge-offs:
     Commercial, financial and agricultural             2,911             562           3,602           2,052             369
     Real estate-residential                              629             268             367             385             275
     Installment                                        1,996           2,177           3,019           2,761           1,537
                                                      -------         -------         -------         -------         -------
          Total Charge-offs                             5,536           3,007           6,988           5,198           2,181
                                                      -------         -------         -------         -------         -------
Recoveries:
     Commercial, financial and agricultural               267              74             190             130             249
     Real estate-residential                               82              60              31              31              26
     Installment                                          553             476             515             512             299
                                                      -------         -------         -------         -------         -------
          Total Recoveries                                902             610             736             673             574
                                                      -------         -------         -------         -------         -------
Net charge-offs                                         4,634           2,397           6,252           4,525           1,607
Provision charged to operations                         3,986           2,893           6,250           4,963           2,273
                                                      -------         -------         -------         -------         -------
Balance of reserve at end of period                    12,303          11,900          11,404          11,406           8,987
                                                      =======         =======         =======         =======         =======

Ratio of net charge-offs to average loans
     outstanding                                         0.62%           0.38%           0.97%           0.73%           0.31%

Ratio of reserve to total loans outstanding              1.50%           1.69%           1.86%           1.70%           1.64%

    A. 2. The required information is incorporated by reference to pages 15 and 16 of the 2000 Annual Report.

    B.  Allocation of Reserve for Loan Losses:

(Amounts in Thousands, Except Percent Data)

                                                                       December 31,
                          --------------------------------------------------------------------------------------------------------
                                 2000                 1999                 1998                 1997                   1996
                          -----------------    ------------------   ------------------  -------------------    -------------------
Commercial, Financial
     and Agricultural     $ 5,946    38.00%    $ 4,919     43.00%    4,054      41.00%  $ 4,795      42.00%    $ 3,167      45.00%

Real Estate-Mortgage        3,279    46.00%      2,578     39.00%    2,297      39.00%    2,819      35.00%      1,956      33.00%

Consumer                    1,721    16.00%      1,413     18.00%    1,378      21.00%    1,979      23.00%      1,567      22.00%

Unallocated                 1,357       --       2,990        --     3,675         --     1,813         --       2,297         --
                          -------    -----     -------     -----     -----      -----   -------      -----     -------      -----

     Total                 12,303   100.00%     11,900    100.00%   11,404     101.00%   11,406     100.00%      8,987     100.00%
                          =======   ======     =======    ======    ======     ======   =======     ======     =======     ======

The percentages in the table above represent the percent of loans in each category of total loans.


V.  Deposits

      A. The required information for average deposits and rates paid by type is included on page 12 of this report.

      B. Not applicable.

      C.  Not applicable.

      D. The required information is incorporated by reference to page 37 of the 2000 Annual Report and as follows:

Maturities of Time Deposits $100,000 or more:


(Amounts in Thousands)
                                        2000
                                      --------
Three Months or Less                  $ 45,234

Over Three to Six Months                22,699

Over Six to Twelve Months               39,514

Over Twelve Months                      29,174

                                       --------
      Total                           $136,621
                                      ========


      E.  Not applicable.

VI.      Return on Equity and Assets

      A. The required information is incorporated by reference to page 8 of the 2000 Annual Report.


VII.     Short-Term Borrowings

      A. Securities Sold Under Agreements to Repurchase and Other Short-Term
Borrowings:

The Company uses various short-term funding sources including term repurchase agreements, structured term borrowings from the FHLB, customer repurchase agreements and Federal funds purchased. The Company's short-term borrowings and rates paid are summarized as follows:

                                                (Amounts in Thousands, Except Percent Data)
                                        2000                         1999                           1998
                              ----------------------       ----------------------        ----------------------
                               Amount          Rate         Amount          Rate          Amount          Rate
                              ----------------------       ----------------------        ----------------------
At year-end                   $174,016         5.52%       $127,762         3.99%        $ 47,680         3.97%
Average during the year        149,193         5.40%         58,365         3.26%          51,457         4.45%
Maximum month-end balance      182,187                      127,762                        55,755


      B.  Long-Term Advances From the FHLB and Long-Term Debt

The Company's banking subsidiary is a member of the FHLB and as such has the ability to obtain advances from the FHLB. The Company had long-term advances from the FHLB (original maturities in excess of one year) of $10 million with a weighted average rate of 6.01% at December 31, 2000 and December 31, 1999. The advances from the FHLB are secured by certain qualifying first mortgage loans, stock in the FHLB, mortgage-backed securities and certain other investment securities.

ITEM 2.  PROPERTIES

The principal offices of the Corporation and FCBNA are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. Additional details regarding the physical location and number of banking offices is located on pages 52 - 53 in the 2000 Annual Report and incorporated herein by reference. The Corporation's banking subsidiary owns in fee 30 offices while others are leased or are located on leased land. United First Mortgage, Inc., a wholly-owned subsidiary of FCBNA, maintains ten leased office facilities in eastern Virginia throughout a geographic area ranging from Virginia Beach, Virginia to Harrisonburg, Virginia.


ITEM 3.  LEGAL PROCEEDINGS

The required information is incorporated by reference from Note 12 of Notes to Consolidated Financial Statements appearing on page 40 of the 2000 Annual Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

Market Price of Common Stock

         The Company's common stock has historically traded in the over-the-counter market; however, on March 1, 2001, the Company began trading on the Nasdaq SmallCap Market under the symbol FCBC. The following table shows the approximate high and low bids as known to the Company or reported by local brokers for each quarter in 1999 and 2000. Also, presented below are the book value and cash dividends paid per share as of and for each quarter of 1999 and 2000. The number of common stockholders of record on December 31, 2000 was 2,449 and outstanding shares totaled 9,040,370.


                             Bid               Book
                     -------------------       Value    Cash Dividends
2000                  High          Low      Per Share    Per Share
----                 -------------------     ---------    ---------

First Quarter        $21.00       $17.25       $12.02       $0.22
Second Quarter        18.88        15.00        12.25        0.23
Third Quarter         16.13        15.00        12.69        0.23
Fourth Quarter        17.00        14.00        13.35        0.27
                                                            -----
                                                            $0.95
                                                            -----

1999
----
First Quarter        $23.20       $20.70       $11.75       $0.20
Second Quarter        22.90        18.50        11.60        0.21
Third Quarter         23.50        18.88        11.74        0.22
Fourth Quarter        21.38        18.00        11.86        0.25
                                                            -----
                                                            $0.88
                                                            -----

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

ITEM 6.  SELECTED FINANCIAL DATA

The required information is incorporated by reference to page 8 of the 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required information is incorporated by reference to pages 5 through 24 of the 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required information is incorporated by reference to pages 19 through 22 of the 2000 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is incorporated by reference to pages 26 through 47 of the 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A Form 8-K was previously filed on February 28, 2000 and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 3, 4, 5, and 6 of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to executive officers has been omitted in accordance with General Instruction G. Such information regarding executive officers appears on pages 7 and 9 through 11 of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appearing on pages 7 and 9 through 11 of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appearing on page 6 of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information concerning certain relationships and related transactions has been omitted in accordance with General Instruction G. Such information appearing on pages 5 and 6 of the Proxy Statement relating to the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the independent Auditors' Report dated January 26, 2001 are incorporated by reference to pages 26 through 48 of the 2000 Annual Report which is included herein as
         Exhibit 13.

   (2)   Financial Statement Schedules

         All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2000 Consolidated Financial Statements.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report were as follows:

         On October 20, 2000 a report on Form 8-K was filed in conjunction with announcement of the Company's third quarter operating results.

         On October 31, 2000 a report on Form 8-K was filed relative to the acquisition and merger of Citizens Southern Bank, Inc. into the registrant's wholly owned subsidiary, FCBNA.

         On December 7, 2000, a report on Form 8-K was filed with advance disclosures of the content of a meeting with analysts in order to meet fair disclosure requirements.

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

  (11)   Statement Regarding Computation of Per Share Earnings

         The statement regarding computation of per share earnings is included as Note 1 of the Notes to Consolidated Financial Statements in the 2000 Annual Report to Stockholders and is incorporated herein by reference.

  (13)   Annual Report to Security Holders

  (21)   Subsidiary of Registrant:

         First Community Bank, N.A. (a National Association organized under the laws of the United States)

(23)(a)  Independent Auditors' Consent - Ernst & Young LLP

(23)(b)  Independent Auditors' Consent - Deloitte & Touche LLP

(99)     Report of Deloitte & Touche LLP, Independent Auditors

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BY:   /s/ John M. Mendez
                                         -------------------------------------
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   BY:   /s/ Kenneth P. Mulkey
                                         -------------------------------------
                                         Principal Accounting Officer

Signature                             Title                                   Date

/s/ Sam Clark                         Director                                03/28/2001
-------------------------------
(Sam Clark)

/s/ Allen T. Hamner                   Director                                03/28/2001
-------------------------------
(Allen T. Hamner)

                                      Director                                03/28/2001
-------------------------------
(James L. Harrison, Sr.)

/s/ B. W. Harvey                      Director                                03/28/2001
-------------------------------
(B.W. Harvey)

/s/ I. Norris Kantor                  Director                                03/28/2001
-------------------------------
(I. Norris Kantor)

/s/ John M. Mendez                    President, Chief Executive              03/28/2001
-------------------------------       Officer and Director (Principal
(John M. Mendez)                      Executive Officer)

/s/ A. A. Modena                      Director                                03/28/2001
-------------------------------
(A. A. Modena)

/s/ Robert E. Perkinson, Jr.          Director                                03/28/2001
-------------------------------
(Robert E. Perkinson, Jr.)

/s/ William P. Stafford               Chairman of the Board and Director      03/28/2001
-------------------------------
(William P. Stafford)

/s/ William P. Stafford, II           Director                                03/28/2001
-------------------------------
(William P. Stafford, II)

/s/ W. W. Tinder, Jr.                 Director                                03/28/2001
-------------------------------
(W. W. Tinder, Jr.)