Form 10-Q
period 2001-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2001-05-15
CIK 859070

                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarterly Period Ended: March 31, 2001
                                                 --------------

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

                                   Yes __X__    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at April 30, 2001
        Common Stock, $1 Par Value                       9,043,385
                                                         ---------

                        First Community Bancshares, Inc.


                                    FORM 10-Q
                      For the quarter ended March 31, 2001

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                  REFERENCE
                                                                                 ---------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 and
             December 31, 2000                                                        3
          Consolidated Statements of Income for the Three
             Months Ended March 31, 2001 and 2000                                     4
          Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2001 and 2000                               5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Three Months Ended March 31,
             2001 and 2000                                                            6
          Notes to Consolidated Financial Statements                                7-9
          Independent Accountants' Review Report                                     10

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            11-18

          Item 3.  Quantitative and Qualitative Disclosures about                    19
                   Market Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 19

          Item 2.  Changes in Securities and Use of Proceeds                         20

          Item 3.  Defaults Upon Senior Securities                                   20

          Item 4.  Submission of Matters to a Vote of                                20
                   Security Holders

          Item 5.  Other Information                                                 21

          Item 6.  Exhibits and Reports on Form 8-K                                  21

SIGNATURES                                                                           22

PART I. ITEM 1. FINANCIAL STATEMENTS


                        FIRST COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        MARCH 31             DECEMBER 31
                                                                          2001                   2000
                                                                       (UNAUDITED)             (NOTE 1)
                                                                       -----------           -----------
Assets
Cash and due from banks                                                $    34,139           $    38,457
Interest-bearing balances-FHLB                                              36,248                11,786
Securities available for sale (amortized cost of $204,145
    March 31, 2001; $210,126, December 31, 2000)                           205,808               207,562
Investment securities held to maturity (fair value of $44,611
    March 31, 2001; $78,030, December 31, 2000)                             42,218                75,736
Loans held for sale                                                         58,889                11,570
Loans, net of unearned income                                              822,455               811,256
    Less reserve for loan losses                                            12,408                12,303
                                                                       -----------           -----------
Net loans                                                                  810,047               798,953
Premises and equipment                                                      19,363                18,786
Other real estate owned                                                      2,591                 2,406
Interest receivable                                                          8,104                 9,261
Other assets                                                                18,450                19,299
Intangible assets                                                           23,651                24,201
                                                                       -----------           -----------
            Total Assets                                               $ 1,259,508           $ 1,218,017
                                                                       ===========           ===========

Liabilities
Deposits:
    Noninterest-bearing                                                $   131,182           $   128,584
    Interest-bearing                                                       795,230               771,319
                                                                       -----------           -----------
       Total Deposits                                                      926,412               899,903
Interest, taxes and other liabilities                                       14,597                13,238
Securities sold under agreements to repurchase                              52,617                46,179
FHLB borrowings and other indebtedness                                     140,109               138,015
                                                                       -----------           -----------
            Total Liabilities                                            1,133,735             1,097,335
                                                                       -----------           -----------


Stockholders' Equity
Common stock, $1 par value; 15,000,000 shares authorized;
   9,052,113 issued in 2001 and 2000; 9,049,784 and 9,040,370
   shares outstanding in 2001 and 2000, respectively                         9,052                 9,052
Additional paid-in capital                                                  35,302                35,273
Retained earnings                                                           80,469                78,097
Treasury stock, at cost                                                        (48)                 (202)
Accumulated other comprehensive income (loss)                                  998                (1,538)
                                                                       -----------           -----------
            Total Stockholders' Equity                                     125,773               120,682
                                                                       -----------           -----------

            Total Liabilities and Stockholders' Equity                 $ 1,259,508           $ 1,218,017
                                                                       ===========           ===========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                      THREE MONTHS
                                                                         ENDED
                                                                        MARCH 31
                                                                2001                2000
                                                             ----------          ----------
Interest Income:
Interest and fees on loans                                   $   18,740          $   15,995
Interest on securities available for sale                         3,454               3,260
Interest on investment securities                                   609               1,061
Interest on federal funds sold and deposits                          98                  59
                                                             ----------          ----------
              Total interest income                              22,901              20,375
                                                             ----------          ----------

Interest Expense:
Interest on deposits                                              8,411               7,161
Interest on borrowings                                            2,575               1,744
                                                             ----------          ----------
              Total interest expense                             10,986               8,905
                                                             ----------          ----------
              Net interest income                                11,915              11,470
Provision for loan losses                                           747                 662
                                                             ----------          ----------
Net interest income after provision for loan losses              11,168              10,808
                                                             ----------          ----------

Noninterest Income:
Fiduciary income                                                    409                 500
Service charges on deposit accounts                               1,305                 812
Other service charges, commissions and fees                         477                 349
Mortgage banking income                                           1,745                 899
Other operating income                                              231                 204
Gain on sale of securities                                           51                  --
                                                             ----------          ----------
              Total noninterest income                            4,218               2,764
                                                             ----------          ----------

Noninterest Expense:
Salaries and employee benefits                                    4,671               4,047
Occupancy expense of bank premises                                  662                 640
Furniture and equipment expense                                     463                 478
Goodwill amortization                                               556                 526
Other operating expense                                           2,601               2,485
                                                             ----------          ----------
              Total noninterest expense                           8,953               8,176
                                                             ----------          ----------

Income before income taxes                                        6,433               5,396
Income tax expense                                                1,977               1,718
                                                             ----------          ----------
              Net Income                                          4,456               3,678
                                                             ==========          ==========
Basic and diluted earnings per common share                  $     0.49          $     0.42
                                                             ==========          ==========

Weighted average basic shares outstanding                     9,041,312           8,715,414
                                                             ==========          ==========

Weighted average diluted shares outstanding                   9,047,127           8,715,414
                                                             ==========          ==========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                 2001                2000
                                                                               ---------           --------
Operating Activities
Cash flows from operating activities:
Net income                                                                     $   4,456           $  3,678
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Provision for loan losses                                                       747                662
     Depreciation of premises and equipment                                          373                345
     Amortization of intangible assets                                               529                537
     Net investment amortization and accretion                                        31                 67
     Net gain on the sale of assets                                                 (931)              (529)
     Mortgage loans originated for sale                                         (115,665)           (19,721)
     Proceeds from sale of mortgage loans                                         69,239             17,413
     Increase in interest receivable                                               1,157                640
     Decrease in other assets                                                       (839)            (1,835)
     Increase in other liabilities                                                 1,765                292
     Other, net                                                                       (4)                70
                                                                               ---------           --------
Net cash (used in) provided by operating activities                              (39,142)             1,619
                                                                               ---------           --------

Investing Activities
Cash flows from investing activities:
Proceeds from sales of securities available for sale                               7,444              1,650
Proceeds from maturities and calls of securities available for sale               31,664              6,924
Proceeds from maturities and calls of investment securities                        1,246                160
Purchase of securities available for sale                                           (838)            (2,102)
Net increase in loans made to customers                                          (11,978)           (18,627)
Purchase of bank-owned life insurance                                                 --             (4,100)
Purchase of premises and equipment                                                (1,014)              (263)
                                                                               ---------           --------
Net cash provided by (used in)  investing activities                              26,524            (16,358)
                                                                               ---------           --------

Financing Activities
Cash flows from financing activities:
Net increase in demand and savings deposits                                        6,579              2,658
Net increase in time deposits                                                     19,958              8,503
Net increase in short-term debt                                                    8,536             15,478
Repayment of long-term debt                                                           (4)                (6)
Acquisition of treasury stock                                                       (223)            (1,051)
Dividends paid                                                                    (2,084)            (1,920)
                                                                               ---------           --------
Net cash provided by financing activities                                         32,762             23,662
                                                                               ---------           --------

Cash and Cash Equivalents

Net increase in cash and cash equivalents                                         20,144              8,923
Cash and cash equivalents at beginning of year                                    50,243             37,797
                                                                               ---------           --------
Cash and cash equivalents at end of year                                       $  70,387           $ 46,720
                                                                               =========           ========



See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION), (UNAUDITED)

                                                                                                          ACCUMULATED
                                                       ADDITIONAL                          UNALLOCATED       OTHER
                                           COMMON       PAID-IN     RETAINED      TREASURY     ESOP      COMPREHENSIVE
                                            STOCK       CAPITAL     EARNINGS       STOCK      SHARES     (LOSS) INCOME     TOTAL
                                            -----       -------     --------       -----      ------     -------------     -----
Balance January 1, 2000                     8,992       34,264       69,372       (2,945)      (722)        (5,473)       103,488
Comprehensive income:
Net income                                     --           --        3,678           --         --             --          3,678
   Other comprehensive income:
       Unrealized holding losses on
          securities available for sale,
          net of tax                           --           --           --           --         --           (243)          (243)
                                                                    -------                                 ------       --------
         Comprehensive income                  --           --        3,678           --         --           (243)         3,435
Common dividends declared
   ($.22 per share)                            --           --       (1,920)          --         --             --         (1,920)
Purchase 53,150 treasury shares at
   $19.78 per share                            --           --           --       (1,051)        --             --         (1,051)
Allocation of ESOP shares                                  (96)                                 722                           626
                                           ------       ------      -------       ------       ----         ------       --------
Balance March 31, 2000                      8,992       34,168       71,130       (3,996)        --         (5,716)       104,578
                                           ======       ======      =======       ======       ====         ======       ========

Balance January 1, 2001                     9,052       35,273       78,097         (202)        --         (1,538)       120,682
Comprehensive income:
Net income                                     --           --        4,456           --         --             --          4,456
   Other comprehensive income:
     Unrealized holding gains on
          securities available for sale,
          net of tax                           --           --           --           --         --          2,536          2,536
                                                                    -------                                 ------       --------
         Comprehensive income                  --           --        4,456           --         --          2,536          6,992
Common dividends declared
   ($.23 per share)                            --           --       (2,084)          --         --             --         (2,084)
Purchase 10,381 treasury shares at
   $21.51 per share                            --           --           --         (224)        --             --           (224)
Treasury share distribution to ESOP            29          378           --          407
                                           ------       ------      -------       ------       ----         ------       --------
Balance March 31, 2001                      9,052       35,302       80,469          (48)        --            998        125,773
                                           ======       ======      =======       ======       ====         ======       ========



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of March 31, 2001 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2001 and 2000 have been prepared by the management of First Community Bancshares, Inc. (FCBI, the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at March 31, 2001 and its results of operations, cash flows, and changes in stockholders' equity for the three month periods ended March 31, 2001 and 2000 have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The consolidated balance sheet as of December 31, 2000 has been extracted from audited financial statements included in the Company's 2000 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2000 Annual Report of FCBI.

NOTE 2. ACQUISITIONS

On October 31, 2000, First Community Bank, N.A. ("FCBNA"), the Company's wholly-owned banking subsidiary acquired 100% of the common stock of Citizens Southern Bank, Inc. ("Citizens"), headquartered in Beckley, West Virginia. Citizens, a state-chartered bank when acquired, had assets of approximately $67.8 million with two Beckley offices. Pursuant to the Agreement, 1.74 shares of the Company's common stock were exchanged for each of Citizens' 250,000 common shares. The excess of the consideration paid over the identifiable tangible and intangible assets of approximately $3.3 million is being amortized on a straight-line basis over a 20-year period. The acquisition was accounted for under the purchase method of accounting. Accordingly, results of operations of Citizens are included in the consolidated results from the date of acquisition.

The following unaudited proforma financial information estimates the effect of the Citizens' acquisition as if the transaction had been consummated as of January 1, 2000:


                                                (AMOUNTS IN THOUSANDS)
                                                MARCH 31,     MARCH 31,
                                                  2001          2000
                                                 -------        -------

Net interest income ...........................  $11,915        $12,030
Net income ....................................    4,456          3,782
Basic and diluted earnings per common share ...     0.49           0.41


NOTE 3. BORROWINGS

Structured term borrowings from the Federal Home Loan Bank (FHLB) of Atlanta of $125 million in convertible and callable advances are presently being used as funding vehicles. The structured term borrowings have varying maturities from two to ten years; however; these advances are callable in quarterly increments after a predefined lockout period. Contractual maturities are $25 million in 2002 and $100 million in 2010. The Company has additional term borrowings from the FHLB of $10 million that are included in FHLB borrowings and other indebtedness.

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

NOTE 5. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:


                                                                      MARCH 31         MARCH 31
                                                                       2001              2000
                                                                      -------           -------
                                                                       (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Holding gains (losses) arising during the period                      $ 4,275           $  (406)
Tax (expense) benefit                                                  (1,708)              163
                                                                      -------           -------
Holding gains (losses) arising during the period, net of tax            2,567              (243)
Reclassification adjustment for gains realized in net
  income, net of tax                                                      (51)               --
Tax expense of reclassification                                            20                --
                                                                      -------           -------
Other comprehensive income (loss)                                       2,536              (243)
Beginning accumulated other comprehensive loss                         (1,538)           (5,473)
                                                                      -------           -------
Ending accumulated other comprehensive income (loss)                  $   998           $(5,716)
                                                                      =======           =======


NOTE 6. SEGMENT INFORMATION

The Company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of the Company's full-service banks that offer customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. The accounting policies for each of the business segments are the same as those of the Company.

Information for March 31, 2001 for each of the segments is included below. Because the mortgage banking segment was not fully operational until the third quarter of 2000, information for the mortgage banking segment was not material for the comparative period in 2000 and the consolidated financial information for the comparable period in 2000, as reported, is reflective of the community banking segment.


                                                                   (AMOUNTS IN THOUSANDS)
                                          COMMUNITY        MORTGAGE
                                           BANKING         BANKING          PARENT        ELIMINATIONS          TOTAL
                                           -------         -------          ------        ------------          -----
Net interest income                       $   11,792       $    (34)       $      76        $      81        $   11,915
Provision for loan losses                        747             --               --               --               747
                                          ----------       --------        ---------        ---------        ----------
Net interest income after provision
  for loan losses                             11,045            (34)              76               81            11,168
Other income                                   2,471          1,745               --               --             4,216
Other expenses                                 7,273          1,518               79               81             8,951
                                          ----------       --------        ---------        ---------        ----------
Income (loss) before income taxes              6,243            193               (3)              --             6,433
Income tax expense (benefit)                   1,921             60               (4)              --             1,977
                                          ----------       --------        ---------        ---------        ----------
Net income                                $    4,322       $    133        $       1        $      --        $    4,456
                                          ==========       ========        =========        =========        ==========

Average assets                            $1,229,483       $ 30,592        $ 123,648        $(160,512)       $1,223,211
                                          ==========       ========        =========        =========        ==========

NOTE 7.  RECENT ACCOUNTING DEVELOPMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 specifies the accounting for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is to be applied prospectively with certain exceptions. Implementation of SFAS No. 140 is not expected to have a material effect on our financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of derivatives are either offset against the changes in the fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted SFAS No. 133 on January 1, 2001. Because of the limited use of derivatives on January 1, 2001, the adoption did not have a material impact on the Company's financial statements. UFM is currently using investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments made to potential borrowers of which meet the current definition of a derivative in accordance with SFAS No.
133. The pipeline of loans is hedged to circumvent unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchases and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. Since the hedge transactions of UFM are currently considered free standing, independent instruments and do not presently satisfy the criteria of FAS 133 for special hedge accounting treatment, they are recorded at fair value and change in fair value is reflected as adjustments to income. The wholesale mortgage pipeline of loans is hedged to circumvent unusual fluctuations in the cash flows derived upon settlement of the loans with the secondary market purchasers and consequently to achieve a desired margin upon delivery. Additionally, hedge transactions are used as a management tool to mitigate risk and not for trading purposes.

NOTE 8. EARNINGS PER SHARE

The Company's basic and diluted earnings per share were $0.49 and $0.42 for the quarters ending March 31, 2001 and 2000, respectively. The current impact of the dilutive shares attributable to the Company's stock option plan is immaterial; however, the Company currently reflects 5,815 dilutive option shares. There were no dilutive shares attributable to the stock option plan in the prior year for the corresponding quarter.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Audit Committee of the Board of Directors
First Community Bancshares, Inc.


We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. (First Community) as of March 31, 2001 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated balance sheet of First Community as of March 31, 2001 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2001 and 2000, for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Charleston, West Virginia
April 20, 2001

FIRST COMMUNITY BANCSHARES, INC.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this report. This discussion and analysis should be read in conjunction with the 2000 Annual Report to Shareholders and the other financial information included in this report.

First Community is a multi-state holding company headquartered in Bluefield, Virginia. With total assets of $1.26 billion at March 31, 2001. First Community through its community banking subsidiary, First Community Bank, N. A. ("FCBNA"), provides financial, mortgage brokerage and origination and trust services to individuals and commercial customers through 33 full-service banking locations in West Virginia, Virginia and North Carolina as well as ten mortgage brokerage facilities operated by United First Mortgage, Inc. ("UFM".) UFM is a wholly owned subsidiary of FCBNA.

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

RESULTS OF OPERATIONS

Net income for the first quarter of 2001 totaled $4.5 million; $778,000, or 21.2% higher than net earnings of $3.7 million reported for the corresponding first quarter of 2000. Net income for the first quarters of the current and prior year resulted in basic and diluted earnings per share of $0.49 versus $0.42, a 16.67% increase, for the three months ended March 31, 2001 in comparison to the comparable period in the prior year. The improvement in earnings for 2001 is primarily a result of a $2.7 million increase in loan interest income due to continued growth in the loan portfolio, a $1.5 million increase in non-interest income which was primarily attributable to UFM's wholesale mortgage origination operations established in the third quarter of 2000, as well as new fee revenues from the Company's restructured deposit product set. The impact of increased loan volume and higher yields on the available for sale and investment security portfolio was partially offset by the higher cost of funds and other borrowings resulting in a 38 basis point decline in net interest margin to 4.61%. Additionally, the increases in interest income and noninterest income noted were partially offset by a slight increase in loan loss provision as a result of the overall growth in the loan portfolio, additional salaries and benefits and other operating costs.

The effective income tax rate was slightly lower in the first quarter of 2001, (31% vs. 32%) as a result of tax planning strategies implemented in the latter part of 2000.

NET INTEREST INCOME

Net interest income, the largest contributor to earnings was $11.9 million for the first three months of 2001 compared with $11.5 million for the corresponding period in 2000. Tax equivalent net interest income totaled $12.7 million for the first three months of 2001, an increase of $444,000 from the $12.3 million reported in the first three months of 2000. This increase in net interest income relates largely to the $137.7 million increase in average loans between the two periods as a result of increased marketing efforts, effective utilization of sales management and strong customer relationship building.

The Company's tax equivalent net interest margin of 4.61% for the first three months of 2001 reflects a decrease of 38 basis points in comparison to the first three months of 2000 when the tax equivalent net interest margin was 4.99%. Average loan balances increased $137.7 million while the overall tax equivalent loan yield decreased 10 basis points from the prior year. The taxable equivalent yields on securities available for sale and investment securities increased 14 and 13 basis points to 6.86% and 8.22%, respectively, while the yield on interest-bearing balances with banks decreased 27 basis points to 6.04%. The overall yield on average earning assets remained relatively the same, reflecting tax-equivalent yields of 8.59% and 8.60% for the three months ended March 31, 2001 and March 31, 2000, respectively. Alternatively, the cost of interest-bearing liabilities increased by 47 basis points from 4.17% in 2000 to 4.64% in 2001 due to competitive pricing pressure on deposits and short-term borrowings.

The overall loan yield decreased due to decreases in the prime loan rate and marginal pricing on certain large new loan relationships. The increase in average outstanding loans was funded through investment portfolio roll-off, increases in the level of deposits and increased wholesale funding through the FHLB.

The tax equivalent yield on securities available for sale increased 14 basis points to 6.86% in the first three months of 2001 compared to 6.72% for the three months ended March 31, 2000. Average balances in securities available for sale increased $23.6 million when comparing the three months ended March 31, 2001 to 2000. This increase is the result of several increases and decreases including the addition of $4.1 million in securities as a result of the acquisition of Citizens Southern Bank in the fourth quarter of 2000, reclassification of held to maturity securities to available for sale in January 2001 of approximately $32 million in conjunction with the implementation of Financial Accounting Standards Board (FASB) Statement 133, the sale of approximately $7.4 million in securities available for sale in the first quarter 2001, and increased prepayments and calls experienced in the declining rate environment throughout the first quarter 2001. The tax-equivalent yield on investment securities (held to maturity) increased 13 basis points from March 2000 to 2001. Additionally, the average investment portfolio decreased in the first quarter of 2001 by $35.8 million due to the aforementioned reclassification, several maturities and an increased number of calls and principal pay-downs due to the increased prepayment incentives created by the declining rate environment experienced in the first quarter 2001.

The overall cost of funding increased by 47 basis points. Average short-term and FHLB borrowings increased by $48.5 million in 2001 while the rate paid increased 58 basis points to 5.53%. The rate paid on long-term debt increased by 3 basis points. The cost of interest-bearing demand and savings deposits decreased 14 and 39 basis points, respectively. Alternately, the cost of time deposits increased 66 basis points from 5.11% in 2000 to 5.76% in 2001 as average interest-bearing deposit balances increased $51.6 million in total while average noninterest-bearing demand deposits increased $10.7 million. Additional funding needed to facilitate loan growth is currently being provided through increased deposit levels whereas short-term borrowings were obtained in the prior year through the Federal Home Loan Bank in the form of callable term advances and is reflected in the increase. The usage of FHLB credit programs is a significant component of the Company's overall liquidity and funding strategy.

                           AVERAGE BALANCE SHEETS AND
                          NET INTEREST INCOME ANALYSIS
--------------------------------------------------------------------------------


                                                                         (AMOUNTS IN THOUSANDS)

                                                  THREE MONTHS ENDED                                 THREE MONTHS ENDED
                                                     MARCH 31, 2001                                    MARCH 31, 2000

                                          AVERAGE       INTEREST   YIELD/RATE                 AVERAGE       INTEREST   YIELD/RATE
                                          BALANCE        (1) (2)      (2)                     BALANCE        (1) (2)      (2)
                                        -------------------------- ----------             --------------  ----------- -----------
Earning Assets:
Loans (3)
  Taxable                                 $  842,601      $18,604      8.95%                 $  704,122      $15,853       9.06%
  Tax-Exempt                                   7,688          210     11.08%                      8,477          219      10.39%
                                          ----------      -------    ------                  ----------      -------     ------
  Total                                      850,289       18,814      8.97%                    712,599       16,072       9.07%
Reserve for Loan Losses                      (12,407)                                           (11,925)
                                          ----------      -------                            ----------      -------
  Net Total                                  837,882       18,814                               700,674       16,072

Securities Available For Sale:
  Taxable                                    164,869        2,621      6.45%                    176,024        2,824       6.45%
  Tax-Exempt                                  67,942        1,317      7.86%                     33,164          670       8.13%
                                          ----------      -------    ------                  ----------      -------     ------
  Total                                      232,811        3,938      6.86%                    209,188        3,494       6.72%

Investment Securities:
  Taxable                                      3,184           58      7.39%                      5,061           89       7.07%
  Tax-Exempt                                  39,731          812      8.29%                     73,641        1,495       8.17%
                                          ----------      -------    ------                  ----------      -------     ------
  Total                                       42,915          870      8.22%                     78,702        1,584       8.09%

Interest Bearing Deposits                      6,579           98      6.04%                      2,866           45       6.32%
Fed Funds Sold                                    --           --      0.00%                          2           --       0.00%
                                          ----------      -------    ------                  ----------      -------     ------
  Total Earning Assets                     1,120,187       23,720      8.59%                    991,432       21,195       8.60%
                                                          -------                                            -------
Other Assets                                 103,024                                             99,096
                                          ----------                                         ----------
  Total                                   $1,223,211                                         $1,090,528
                                          ==========                                         ==========

Interest-Bearing Liabilities:
Demand Deposits                           $  137,795          698      2.05%                 $  131,873          719       2.19%
Savings Deposits                             130,480          557      1.73%                    138,634          732       2.12%
Time Deposits                                503,614        7,156      5.76%                    449,748        5,710       5.11%
Short-term Borrowings                        177,832        2,425      5.53%                    129,368        1,593       4.95%
Long-term Borrowings                          10,177          150      5.98%                     10,214          151       5.95%
                                          ----------      -------    ------                  ----------      -------     ------
  Total Interest-bearing Liabilities         959,898       10,986      4.64%                    859,837        8,905       4.17%

Demand Deposits                              124,472                                            113,804
Other Liabilities                             14,757                                             12,554
Stockholders' Equity                         124,084                                            104,333
                                          ----------                                         ----------
  Total                                   $1,223,211                                         $1,090,528
                                          ----------                                         ----------
Net Interest Income                                        12,734                                             12,290
                                                          =======                                            =======
Net Interest Rate Spread (3)                                           3.95%                                               4.43%
                                                                     ======                                              ======
Net Interest Margin                                                    4.61%                                               4.99%
                                                                     ======                                              ======


(1) Interest amounts represent taxable equivalent results for the first three months of 2001 and 2000.

(2) Fully Taxable Equivalent-Using the Federal statutory rate of 35%.

(3) Nonaccrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

To maintain a balance in the allowance for loan losses sufficient to absorb known and estimable loan losses, charges are made to the provision for loan losses. The $747,000 provision made in the first three months of 2001 compared to the $662,000 for the corresponding period in 2000 reflect additional provisions to cover significant average loan growth of $58.5 million from December 2000.

The Company consistently applies a monthly review process to evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of loan loss allowances. The total loan loss allowance is divided into two categories which apply to: i) specifically identified loan relationships which are on non-accrual status, ninety days past due or more and loans with elements of credit weakness and ii) formula reserves.

Specific reserves are targeted to cover loan relationships, which are identified with significant cash flow weakness and for which a collateral deficiency may be present. The reserves established under the specific identification method are judged based upon the borrower's estimated cash flow or projected liquidation value of related collateral.

Formula reserves, based on historical loss experience, are available to cover the homogeneous loans not individually evaluated. The formula reserve is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). To determine the amount of reserve needed for each loan category, an estimated loss percentage is developed based upon historical loss percentages. The calculated percentage is used to determine the estimated reserve excluding any relationships specifically identified and individually evaluated. While allocations are made to specific loans and classifications within the various categories of loans, the reserve is available for all loan losses.

First Community's allowance for loan loss activity for the three month periods ended March 31, 2001 and March 31, 2000 is as follows:


                           FOR THE THREE MONTHS ENDED
                                    MARCH 31
                             (AMOUNTS IN THOUSANDS)

                             2001               2000
                           --------           --------

Beginning balance          $ 12,303           $ 11,900
Provision                       747                662
Charge-offs                    (861)              (910)
Recoveries                      219                199
                           --------           --------
Ending Balance             $ 12,408           $ 11,851
                           ========           ========


The allowance for loan losses of approximately $12.4 million and $11.9 million at March 31, 2001 and 2000, respectively, resulting in reserve to loans held for investment ratios of 1.51% and 1.52% at the respective dates.

Net charge-offs for the first three months of 2001 were $642,000 compared with $711,000 for the corresponding period in 2000. Expressed as a percentage of average loans, net charge-offs were .08% for the three month period ended March 31, 2001 and .10% for the corresponding period in 2000. As of March 31, 2001, the reserve as a percentage of non-performing loans was 188.4% as compared to 186.3% at December 31, 2000.

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

NON-INTEREST INCOME

Non-interest income consists of all revenues, which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $1.4 million, or 52.6% from $2.8 million for the three months ended March 31, 2000 to $4.2 million for the corresponding period in 2001. The largest portion of this increase resulted from the mortgage brokerage operations of UFM, which added approximately $1,745,000 of other income in 2001 versus $899,000 for the comparable three-month period in 2000. When comparing the first quarter 2001 to the first quarter of 2000 exclusive of UFM, non-interest income increased $608,000. The majority of this increase was a $493,000 increase in service charges on deposit accounts, primarily the result of a new customer-sensitive overdraft program implemented in the fourth quarter of 2000 that allows well-managed customer deposit accounts greater flexibility in managing overdrafts and, in turn, has achieved higher levels of overdraft charges with minimal charge-offs of overdrawn accounts. The remainder of the increase was largely due to other service charges commissions and fees and other operating income of $128,000 and $27,000, respectively. Fiduciary earnings correspond to the asset management fees recorded and have declined from the prior year by $91,000 as a direct result of a reduction in new estate and trust management activity in the current year. Also first quarter 2001 reflected $51,000 in gains on the sale of securities while none were reported in the March 2000 quarter.

NON-INTEREST EXPENSE

Non-interest expense totaled $9.0 million in the first three months of 2001, increasing $777,000 over the corresponding period in 2000. This increase is primarily attributable to a $624,000 increase in salaries and benefits, $137,000 of which was due to the acquisition of Citizens Southern in the latter half of 2000, a $182,000 in the mortgage brokerage operations of UFM (because of the implementation of a wholesale origination operation) and a general increase in salaries cost as staffing needs at several locations were satisfied in order to support new infrastructure and growth. Other operating expenses increased $213,000 in March 2001 compared to March 2000 with increased other operating costs associated with UFM of $132,000 being the largest component of the change. Occupancy and furniture fixtures expense increased slightly by $7,000 (expenses exclusive of UFM and Citizens Southern acquisition actually decreased by $64,000), while goodwill increased by approximately $30,000 due to the Citizens acquisition. Additionally, other real estate expense decreased $97,000.

FINANCIAL POSITION

SECURITIES

Investment securities, which are purchased with the intent to hold until maturity, totaled $42.2 million at March 31, 2001, a decrease of $33.5 million from December 31, 2000. This 44.3% decrease is almost exclusively the net result of a one-time transfer of held-to-maturity securities to the available for sale category in conjunction with the implementation of FAS 133. The market value of investment securities held to maturity was 105.7% and 103.0% of book value at March 31, 2001 and December 31, 2000, respectively. The market value of fixed rate debt securities reacts inversely to rising interest rates; consequently, recent trends in interest rates have had a positive effect on the underlying market value since December 31, 2000 due to a general decline in market offering rates and prices for similar securities as a result of the declining rate environment experienced throughout the first quarter of 2001.

Securities available for sale were $205.8 million at March 31, 2001 compared to $207.6 million at December 31, 2000. This change reflected the reclassification of held to maturity securities to available for sale, certain maturities and calls, and several large pay-downs triggered by the declining rate environment, as well as the sale of approximately $7.4 million in securities during the first quarter 2001. The cash flow from these investments is currently being reinvested into the higher yielding loans while excess funds are being sold to the FHLB. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized loss after taxes of $1.5 million at December 31, 2000, can be compared to a $998,000 gain at March 31, 2001 due to market increases in the first three months of 2001.

LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. All loans made by the Company are subject to a common credit underwriting structure. Loans are also subject to a quarterly and annual review process based on the loan size and type. Total loans increased $58.5 million from $822.8 million at December 31, 2000 to $881.3 million at March 31, 2001. The majority of this increase, $47.3 million, was in loans held for sale which were originated by the Company's mortgage brokerage division, UFM. The loan to deposit ratio increased from 91.4% at December 31, 2000 to 95.1% at March 31, 2001. Excluding loans held for sale, loans would have increased $11.2 million for the first quarter of 2001 and loan to deposit ratios would be 88.78% and 90.15% for the March 31, 2001 and December 31, 2000 periods, respectively. The increase in the loan to deposit ratio has increased the Company's funding dependency on wholesale funding through the FHLB. Average total loans have increased $137.7 million when comparing the first three months of 2000 and 2001, due primarily to extensive sales and marketing efforts as well as the acquisition of Citizens Southern Bank, Inc. in the fourth quarter of 2000 which added an additional $48 million in loans.

The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest segment of the portfolio, comprising $308.1 million or 34.96% of total loans at March 31, 2001 compared to $297.9 million or 36.0% of total loans at December 31, 2000. Residential real estate loans decreased to $303.2 million or 34.40% of total loans at March 31, 2001 compared to $305.3 million or 37.10% of the total loan portfolio at December 31, 2000. Loans to individuals also decreased slightly to $132.9 million or 15.08% of total loans at March 31, 2001 from $134.3 million or 16.33% of total loans at December 31, 2000. Construction loans grew to $77.5 million at March 31, 2001 or 8.79% of total loans from $73.1 million at December 31, 2000 or 8.88% of total loans. Growth in the construction loan segment includes multifamily residential properties and other commercial real estate development properties. A portion of these loans will move into the commercial real estate portfolio as the projects are completed. Loans held for sale increased to $58.9 million or 6.68% of the total loan portfolio from $11.6 or 1.41% of the portfolio in December 31, 2000 as a result of seasonal and more favorable market rate conditions.

                                                   LOAN PORTFOLIO OVERVIEW
                                                    (AMOUNTS IN THOUSANDS)

                                         MARCH 31, 2001                 DECEMBER 31, 2000
                                     ----------------------           ---------------------
                                      AMOUNT        PERCENT            AMOUNT       PERCENT
                                     --------       -------           --------      -------
Commercial and Agricultural          $ 84,821         9.62%           $ 75,317       9.15%
Commercial Real Estate                223,272        25.34%            222,571      27.05%
Residential Real Estate               303,155        34.40%            305,302      37.10%
Construction                           77,510         8.79%             73,087       8.88%
Consumer                              132,934        15.08%            134,330      16.33%
Other                                     763         0.09%                649       0.08%
Loans Held for Sale                    58,889         6.68%             11,570       1.41%
                                     --------       ------            --------     ------
Total                                $881,344       100.00%           $822,826     100.00%
                                     ========       ======            ========     ======

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $9.2 million at March 31, 2001 and $9.0 at December 31, 2000, or 1.0% and 1.1% of total loans and OREO, respectively. The following schedule details non-performing assets by category at the close of each of the last five quarters:


(IN THOUSANDS OF DOLLARS)      MARCH 31    DECEMBER 31    SEPTEMBER 30    JUNE 30      MARCH 31
                                 2001         2000           2000          2000          2000
                                ------       ------         ------       -------       -------

Nonaccrual                      $5,192       $5,397         $5,939       $ 5,359       $ 7,455
Ninety Days Past Due             1,393        1,208          1,182         1,323         1,090
Other Real Estate Owned         $2,591        2,406          2,780         2,463         2,422
                                ------       ------         ------       -------       -------
                                 9,176       $9,011         $9,901       $ 9,145       $10,967
                                ======       ======         ======       =======       =======

Restructured loans
 performing in accordance
 with modified terms            $  446       $  437         $  448       $   448       $   449
                                ======       ======         ======       =======       =======


Non-accrual loans decreased $205,000 during the first quarter of 2001. Ninety day past due loans increased slightly during the first quarter by $185,000 while other real estate owned also increased by $185,000. Included in the ninety days past due category are two loans with FmHA and SBA guarantees comprising $958,000 of the balance in that category of non-performing loans. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The increase in other real estate owned is due to the foreclosure and disposition of several properties with the largest foreclosure having a balance of $108,000. The parcels of other real estate owned are generally carried at the lesser of their estimated fair market value or cost.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $125.8 million at March 31, 2001 increasing $5.1 million over the $120.7 million reported at December 31, 2000. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2001, the Company's total risk adjusted capital-to-asset ratio was 12.92%. The Company's leverage ratio at March 31, 2001 was 8.43% compared with 8.37% at December 31, 2000. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for bank holding companies of 10% and 5%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($70.4 million), investment securities available for sale ($205.8 million) and Federal Home Loan Bank credit availability of approximately $116.9 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

Changes to the Company's risk profile since December 31, 2000 reflect a change in the balance sheet toward an asset sensitive position and a general decline in the duration of equity. The shift in the balance sheet is the result of an increase in the level of prepayments and calls occurring within the bank's portfolio assets of loans and securities. The substantial level of prepayments and calls as well as the success of a deposit funding campaign instituted in the first quarter 2001 have lead to an increase in the banks overall liquidity position as reflected in the level of cash reserves of approximately $70.4 million. In addition, the mortgage operations of UFM began using investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments (also deemed to be derivatives) made to potential borrowers. The pipeline of loans is hedged to circumvent unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchases and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes.

The earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2000.

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

         The most significant matter of litigation against the Company was resolved in October 2000, when the Circuit Court of Mercer County ruled in favor of the Company in a three-year contest by heirs of a benefactor who established a charitable foundation in the bank's Trust and Financial Services Division. The heirs objected to the continuation of the charitable foundation established by the trust customer prior to her death. The bank prevailed in protecting the interest of its client and was also awarded its out-of-pocket costs in its successful defense of the matter. Although an appeal of the court's rulings is possible, both management and the company's legal counsel believe that even a successful appeal by plaintiffs would be successfully defended and have no material adverse impact on the Company's financial condition.

Item 2. Changes in Securities and Use of Proceeds

      (a) N/A

      (b) N/A

      (c) N/A

      (d) N/A


Item 3. Defaults Upon Senior Securities

      (a) N/A

      (b) N/A

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Stockholders was held on April 24, 2001.

      (b) The following directors were elected to serve a three-year term through the date of the 2004 Annual Meeting of Stockholders.

          Allen T. Hamner, B. W. Harvey, and John M. Mendez.

      (c) Three proposals were voted upon at the annual meeting, which included:
          1) the election of the aforementioned directors as Class of 2004; 2) the removal of James L. Harrison, Sr. as a director of the Corporation for cause; and 3) ratification of the selection of Ernst & Young, Charleston, West Virginia, as independent auditors for the year ending December 31, 2001. The results of the proposals and voting are as follows:

      Proposal 1. Election of Directors.

                              Votes For    Votes Against    Votes Abstained
                              ---------    -------------    ---------------
      Allen T. Hamner         6,674,827            7,279              1,754
      B. W. Harvey            6,670,851           11,256              1,754
      John M. Mendez          6,674,377            7,730              1,754


      Proposal 2. Removal of James L. Harrison, Sr. as a director of the Corporation for cause.

      Votes For                          6,396,877

      Votes Against                        130,986

      Votes Abstained                      155,998


      Proposal 3. Ratification of the selection of Ernst & Young LLP.

      Votes For                          6,654,697

      Votes Against                          3,253

      Votes Abstained                       25,910

      (d) N/A

Item 5. Other Information

      (a) N/A

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          Exhibit 3 - Articles of Incorporation and amendments previously filed
          Exhibit 15 - Letter regarding unaudited interim financial information

      (b) Reports on Form 8-K

          A report on Form 8-K was filed on April 24, 2001 announcing the Company's quarterly earnings and depicting certain financial information as of March 31, 2001 and December 31, 2000 and comparative income statements for the three-month periods ending March 31, 2001 and 2000, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE: May 14, 2001


/s/ John M. Mendez
------------------------------
John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)



DATE: May 14, 2001

/s/ Kenneth P. Mulkey
------------------------------
Kenneth P. Mulkey
Acting Chief Financial Officer
(Principal Accounting Officer)