Form 10-Q
period 2001-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2001-08-14
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended: June 30, 2001
                                                  -------------

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
                                 Yes _X_   No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at July 31, 2001
               Common Stock, $1 Par Value                 9,038,729
                                                ----------------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                       For the quarter ended June 30, 2001

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        REFERENCE
                                                                       ---------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 and
             December 31, 2000                                                3
          Consolidated Statements of Income for the Three and
             Six Month Periods Ended June 30, 2001 and 2000                   4
          Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2001 and 2000                          5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months Ended June 30,
             2001 and 2000                                                    6
          Notes to Consolidated Financial Statements                       7-10
          Independent Accountants' Review Report                             11

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    12-20

          Item 3.  Quantitative and Qualitative Disclosures about            21
                   Market Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                         21

          Item 2.  Changes in Securities and Use of Proceeds                 22

          Item 3.  Defaults Upon Senior Securities                           22

          Item 4.  Submission of Matters to a Vote of                        22
                   Security Holders

          Item 5.  Other Information                                         22

          Item 6.  Exhibits and Reports on Form 8-K                          22

SIGNATURES                                                                   23

PART I. ITEM 1.  FINANCIAL STATEMENTS

                      FIRST COMMUNITY BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                                                         JUNE 30             DECEMBER 31
                                                                                          2001                   2000
                                                                                       (UNAUDITED)             (NOTE 1)
                                                                                       -----------           -----------
Assets
Cash and due from banks                                                                $    29,296           $    38,457
Interest-bearing balances-FHLB                                                              13,441                11,786
Securities available for sale (amortized cost of $253,290
    June 30, 2001; $210,126, December 31, 2000)                                            254,368               207,562
Investment securities held to maturity (fair value of $43,968
    June 30, 2001; $78,030, December 31, 2000)                                              42,114                75,736
Loans held for sale                                                                         34,303                11,570
Loans, net of unearned income                                                              845,390               811,256
    Less reserve for loan losses                                                            12,688                12,303
                                                                                       -----------           -----------
Net loans                                                                                  832,702               798,953
Premises and equipment                                                                      19,412                18,786
Other real estate owned                                                                      2,614                 2,406
Interest receivable                                                                          8,464                 9,261
Other assets                                                                                18,327                19,299
Intangible assets                                                                           23,089                24,201
                                                                                       -----------           -----------
            Total Assets                                                               $ 1,278,130           $ 1,218,017
                                                                                       ===========           ===========

Liabilities
Deposits:
    Noninterest-bearing                                                                $   130,245           $   128,584
    Interest-bearing                                                                       798,217               771,319
                                                                                       -----------           -----------
       Total Deposits                                                                      928,462               899,903
Interest, taxes and other liabilities                                                       13,909                13,238
Securities sold under agreements to repurchase                                              60,447                46,179
FHLB borrowings and other indebtedness                                                     147,521               138,015
                                                                                       -----------           -----------
            Total Liabilities                                                            1,150,339             1,097,335
                                                                                       -----------           -----------


Stockholders' Equity
Common stock, $1 par value; 15,000,000 shares authorized;
   9,052,113 issued in 2001 and 2000; 9,042,385 and
   9,040,370 shares outstanding in 2001 and 2000, respectively                               9,052                 9,052
Additional paid-in capital                                                                  35,302                35,273
Retained earnings                                                                           82,991                78,097
Treasury stock, at cost                                                                       (201)                 (202)
Accumulated other comprehensive income (loss)                                                  647                (1,538)
                                                                                       -----------           -----------
            Total Stockholders' Equity                                                     127,791               120,682
                                                                                       -----------           -----------

            Total Liabilities and Stockholders' Equity                                 $ 1,278,130           $ 1,218,017
                                                                                       ===========           ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                      SIX MONTHS                              THREE MONTHS
                                                                         ENDED                                    ENDED
                                                                        JUNE 30                                  JUNE 30
                                                                2001               2000                2001                 2000
                                                            -----------         -----------         -----------          -----------
Interest Income:
Interest and fees on loans                                  $    37,738         $    32,674         $    18,998          $    16,679
Interest on securities available for sale                         6,539               6,503               3,085                3,243
Interest on investment securities                                 1,182               2,110                 573                1,049
Interest on federal funds sold and deposits                         577                 157                 479                   98
                                                            -----------         -----------         -----------          -----------
              Total interest income                              46,036              41,444              23,135               21,069
                                                            -----------         -----------         -----------          -----------

Interest Expense:
Interest on deposits                                             16,707              14,503               8,296                7,342
Interest on borrowings                                            5,161               3,764               2,586                2,020
                                                            -----------         -----------         -----------          -----------
              Total interest expense                             21,868              18,267              10,882                9,362
                                                            -----------         -----------         -----------          -----------
              Net interest income                                24,168              23,177              12,253               11,707
Provision for loan losses                                         1,732               1,880                 985                1,218
                                                            -----------         -----------         -----------          -----------
Net interest income after provision for loan losses              22,436              21,297              11,268               10,489
                                                            -----------         -----------         -----------          -----------

Noninterest Income:
Fiduciary income                                                    910                 932                 501                  432
Service charges on deposit accounts                               2,808               1,796               1,503                  984
Other service charges, commissions and fees                         676                 650                 199                  301
Mortgage banking income                                           4,289               2,220               2,544                1,322
Other operating income                                              494                 442                 263                  237
Gain (loss) on sale of securities                                    44                  --                  (7)                  --
                                                            -----------         -----------         -----------          -----------
              Total noninterest income                            9,221               6,040               5,003                3,276
                                                            -----------         -----------         -----------          -----------

Noninterest Expense:
Salaries and employee benefits                                    9,665               8,050               4,994                4,003
Occupancy expense of bank premises                                1,337               1,250                 675                  610
Furniture and equipment expense                                     959                 978                 496                  500
Goodwill amortization                                             1,119               1,052                 563                  526
Other operating expense                                           5,501               4,325               2,900                1,840
                                                            -----------         -----------         -----------          -----------
              Total noninterest expense                          18,581              15,655               9,628                7,479
                                                            -----------         -----------         -----------          -----------

Income before income taxes                                       13,076              11,682               6,643                6,286
Income tax expense                                                4,011               3,675               2,034                1,957
                                                            -----------         -----------         -----------          -----------
              Net Income                                    $     9,065         $     8,007         $     4,609          $     4,329
                                                            ===========         ===========         ===========          ===========
Basic and diluted earnings per common share                 $      1.00         $      0.92         $      0.51          $      0.50
                                                            ===========         ===========         ===========          ===========

Weighted average basic shares outstanding                     9,042,651           8,690,704           9,043,976            8,665,993
                                                            ===========         ===========         ===========          ===========

Weighted average diluted shares outstanding                   9,058,328           8,690,704           9,069,546            8,665,993
                                                            ===========         ===========         ===========          ===========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA) (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                          June 30
                                                                                 2001                 2000
                                                                               ---------           ---------
Operating Activities
Cash flows from operating activities:
Net income                                                                     $   9,065           $   8,007
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Provision for loan losses                                                     1,732               1,880
     Depreciation of premises and equipment                                          743                 698
     Amortization of intangible assets                                             1,065               1,073
     Net investment amortization and accretion                                        95                 125
     Net gain on the sale of assets                                               (2,486)             (1,376)
     Mortgage loans originated for sale                                         (254,155)            (48,036)
     Proceeds from sale of mortgage loans                                        233,933              46,592
     Decrease (Increase) in interest receivable                                      797                (159)
     Increase in other assets                                                       (482)             (1,766)
     Increase (Decrease) in other liabilities                                      1,077              (1,112)
     Other, net                                                                       (6)               (270)
                                                                               ---------           ---------
Net cash (used in) provided by operating activities                               (8,622)              5,656
                                                                               ---------           ---------

Investing Activities
Cash flows from investing activities:
Proceeds from sales of securities available for sale                               7,471               1,650
Proceeds from maturities and calls of securities available for sale               56,221               9,843
Proceeds from maturities and calls of investment securities                        1,357               1,579
Purchase of securities available for sale                                        (74,645)             (2,767)
Net increase in loans made to customers                                          (35,652)            (36,775)
Purchase of bank-owned life insurance                                                 --              (4,100)
Purchase of premises and equipment                                                (1,478)               (393)
Sales of equipment                                                                    --                   2
                                                                               ---------           ---------
Net cash used in  investing activities                                           (46,726)            (30,961)
                                                                               ---------           ---------

Financing Activities
Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits                             2,434              (3,813)
Net increase in time deposits                                                     26,181               3,183
Net increase in short-term debt                                                   23,782              26,508
Repayment of long-term debt                                                           (8)                (11)
Acquisition of treasury stock                                                       (377)             (1,769)
Dividends paid                                                                    (4,170)             (3,911)
                                                                               ---------           ---------
Net cash provided by financing activities                                         47,842              20,187
                                                                               ---------           ---------

Cash and Cash Equivalents
Net decreases in cash and cash equivalents                                        (7,506)             (5,118)
Cash and cash equivalents at beginning of year                                    50,243              37,797
                                                                               ---------           ---------
Cash and cash equivalents at end of year                                       $  42,737           $  32,679
                                                                               =========           =========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE IN FORMATION), (UNAUDITED)

                                                                                                           ACCUMULATED
                                                      ADDITIONAL                           UNALLOCATED        OTHER
                                            COMMON     PAID-IN     RETAINED    TREASURY       ESOP        COMPREHENSIVE
                                            STOCK      CAPITAL     EARNINGS     STOCK        SHARES       (LOSS) INCOME      TOTAL
                                            -----      -------     --------     -----        ------       -------------      -----
BALANCE JANUARY 1, 2000                     $8,992     $34,264     $69,372     $(2,945)      $(722)          $(5,473)      $103,488
Comprehensive income:
Net income                                      --          --       8,007          --          --                --          8,007
   Other comprehensive income:
       Unrealized holding losses on
          securities available for sale,
          net of tax                            --          --          --          --          --              (289)          (289)
                                                                                                                           --------
         Comprehensive income                   --          --          --          --          --                --          7,718
Common dividends declared
   ($.45 per share)                             --          --      (3,911)         --          --                --         (3,911)
Purchase 89,362 treasury shares at
   $19.80 per share                             --          --          --      (1,769)         --                --         (1,769)
Allocation of ESOP shares                                  (96)                                722                              626
                                            ------     -------     -------     -------       -----           -------       --------
Balance June 30, 2000                       $8,992     $34,168     $73,468     $(4,714)      $  --           $(5,762)      $106,152
                                            ======     =======     =======     =======       =====           =======       ========

Balance January 1, 2001                     $9,052     $35,273     $78,097     $  (202)      $  --           $(1,538)      $120,682
Comprehensive income:
Net income                                      --          --       9,065          --          --                --          9,065
   Other comprehensive income:
     Unrealized holding gains on
          securities available for sale,
          net of tax                            --          --          --          --          --             2,185          2,185
                                                                                                                           --------
         Comprehensive income                   --          --          --          --          --                --         11,250
Common dividends declared
   ($0.46 per share)                            --          --      (4,171)         --          --                --         (4,171)
Purchase 17,780 treasury shares at
   $21.19 per share                             --          --          --        (377)         --                --           (377)
Treasury share distribution to ESOP                         29                     378          --                              407
                                            ------     -------     -------     -------       -----           -------       --------
Balance June 30, 2001                       $9,052     $35,302     $82,991     $  (201)      $  --           $   647       $127,791
                                            ======     =======     =======     =======       =====           =======       ========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of June 30, 2001 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the management of First Community Bancshares, Inc. (FCBI, the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at June 30, 2001 and its results of operations, cash flows, and changes in stockholders' equity for the three and six month periods ended June 30, 2001 and 2000 have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

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


NOTE 2.   BORROWINGS

Structured term borrowings from the Federal Home Loan Bank (FHLB) of Atlanta of $125 million in convertible and callable advances are presently being used as funding vehicles. The structured term borrowings have varying maturities from two to ten years; however; these advances are callable in quarterly increments after a predefined lockout period. Contractual maturities are $25 million in 2002 and $100 million in 2010. The Company has additional fixed term borrowings from the FHLB of $20 million that are included in FHLB borrowings and other indebtedness. The fixed term borrowings have various maturities including $10.0 million in December 2002, $8.0 million in 2003 and another $2.0 million in 2008.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is currently a defendant in various legal actions and asserted claims most of which involve lending and collection activities in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position of the Company.

NOTE 4.  OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:


                                                                            SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                                JUNE 30,                        JUNE 30,
                                                                         2001             2000            2001             2000
                                                                         ----             ----            ----             ----
                                                                                         (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Holding gains (losses) arising during the period                        $ 3,686          $  (483)         $(589)         $   (77)
Tax (expense) benefit                                                    (1,475)             194            233               31
                                                                        -------          -------          -----          -------
Holding gains (losses) arising during the period, net of tax              2,211             (289)          (356)             (46)
Reclassification adjustment for (gains) losses realized in net
  income, net of tax                                                        (44)              --              7               --
Tax expense of reclassification                                              18               --             (2)              --
                                                                        -------          -------          -----          -------
Other comprehensive income (loss)                                         2,185             (289)          (351)             (46)
Beginning accumulated other comprehensive (loss) income                  (1,538)          (5,473)           998           (5,716)
                                                                        -------          -------          -----          -------
Ending accumulated other comprehensive income (loss)                    $   647          $(5,762)         $ 647          $(5,762)
                                                                        =======          =======          =====          =======


NOTE 5.  SEGMENT INFORMATION

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

Information for the six months and three months ended June 30, 2001 for each of the segments is included below. Because the mortgage banking segment was not fully operational until the third quarter of 2000, information for the mortgage banking segment was not material for the comparative period in 2000 and the consolidated financial information for the comparable period in 2000, as reported, is reflective of the community banking segment.

                                                                       SIX MONTHS ENDED JUNE 30, 2001
                                                                           (AMOUNTS IN THOUSANDS)
                                              COMMUNITY          MORTGAGE
                                               BANKING           BANKING           PARENT          ELIMINATIONS            TOTAL
                                               -------           -------           ------          ------------            -----

Net interest income                          $   23,852          $    23          $    154           $     139           $   24,168
Provision for loan losses                         1,732               --                --                  --                1,732
                                             ----------          -------          --------           ---------           ----------
Net interest income after provision
  for loan losses                                22,120               23               154                 139               22,436
Other income                                      5,044            4,289                (6)               (106)               9,221
Other expenses                                   14,647            3,584               317                  33               18,581
                                             ----------          -------          --------           ---------           ----------
Income (loss) before income taxes                12,517              728              (169)                 --               13,076
Income tax expense (benefit)                      3,836              225               (50)                 --                4,011
                                             ----------          -------          --------           ---------           ----------
Net income                                   $    8,681          $   503          $   (119)          $      --           $    9,065
                                             ==========          =======          ========           =========           ==========

Average assets year to date                  $1,245,665          $39,106          $125,103           $(168,086)          $1,241,788
                                             ==========          =======          ========           =========           ==========

                                                                      THREE MONTHS ENDED JUNE 30, 2001
                                                                           (AMOUNTS IN THOUSANDS)
                                              COMMUNITY          MORTGAGE
                                               BANKING           BANKING           PARENT           ELIMINATIONS            TOTAL
                                               -------           -------           ------           ------------            -----

Net interest income                          $   12,060          $    57          $     78           $      58           $   12,253
Provision for loan losses                           985               --                --                  --                  985
                                             ----------          -------          --------           ---------           ----------
Net interest income after provision
  for loan losses                                11,075               57                78                  58               11,268
Other income                                      2,571            2,544                (6)               (106)               5,003
Other expenses                                    7,372            2,066               238                 (48)               9,628
                                             ----------          -------          --------           ---------           ----------
Income (loss) before income taxes                 6,274              535              (166)                 --                6,643
Income tax expense (benefit)                      1,915              165               (46)                 --                2,034
                                             ----------          -------          --------           ---------           ----------
Net income                                   $    4,359          $   370          $   (120)          $      --           $    4,609
                                             ==========          =======          ========           =========           ==========

Average assets year to date                  $1,263,104          $47,537          $125,103           $(175,576)          $1,260,168
                                             ==========          =======          ========           =========           ==========



NOTE 6.  RECENT ACCOUNTING DEVELOPMENTS

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending upon the nature of the hedge, changes in the fair value of derivatives are either offset against the changes in the fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted SFAS No. 133 on January 1, 2001. Because of the limited use of derivatives on January 1, 2001, the adoption did not have a material impact on the Company's financial statements. UFM is currently using investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments made to potential borrowers which meet the current definition of a derivative in accordance with SFAS No.
133. The pipeline of loans is hedged to offset unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchases and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. Since the hedge transactions of UFM are currently considered free standing, independent instruments and do not presently satisfy the criteria of FAS 133 for special hedge accounting treatment, they are recorded at fair value and change in fair value is reflected as adjustments to income. The wholesale mortgage pipeline of loans is hedged to compensate for unusual fluctuations in the cash flows derived upon settlement of the loans with the secondary market purchasers and consequently to achieve a desired margin upon delivery. Additionally, hedge transactions are used as a management tool to mitigate risk and not for trading purposes.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, including FCBI, will be January 1, 2002.

 At the end of June 2001, the FASB Board also voted to issue Statement 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002 with earlier application encouraged. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to it present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This new standard is not expected to have a significant impact on FCBI's financial statements.

NOTE 7.  EARNINGS PER SHARE

The Company's basic and diluted earnings per share were $0.51 and $1.00 for the three and six months ending June 30, 2001, respectively. Additionally, basic and diluted earnings per share were $0.50 and $0.92 per share, respectively, for the corresponding three and six month periods represented in the prior year. The current impact of the dilutive shares attributable to the Company's stock option plan is immaterial; however, the Company currently reflects 15,677 and 25,570 dilutive option shares, respectively, in its year to date and quarter to date weighted average shares calculation. There were no dilutive shares attributable to the stock option plan in the prior year for the corresponding year and quarter to date share calculations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. (First Community) as of June 30, 2001 and the related consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows and changes in stockholders' equity for the six month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Ernst & Young LLP


Charleston, West Virginia
August 10, 2001

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

First Community is a multi-state holding company headquartered in Bluefield, Virginia. With total assets of $1.28 billion at June 30, 2001, First Community through its community banking subsidiary, First Community Bank, N. A. ("FCBNA"), provides financial, mortgage brokerage and origination and trust services to individuals and commercial customers through 33 full-service banking locations in West Virginia, Virginia and North Carolina as well as ten mortgage brokerage facilities operated by United First Mortgage, Inc. ("UFM".) UFM is a wholly owned subsidiary of FCBNA.

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

RESULTS OF OPERATIONS

Net income for the second quarter of 2001 totaled $4.6 million, a $280,000 or 6.47% increase over net earnings of $4.3 million reported for the corresponding second quarter of 2000. Net income for the second quarter of the current year resulted in basic and diluted earnings per share of $0.51 a 2.00% increase compared to the corresponding period in the prior year. Year to date net income for the first six months of 2001 was $9.1 million with basic and diluted earnings per share of $1.00 compared to $8.0 million, or $0.92 basic and diluted earnings per share for the six months ended June 30, 2000. The improvement in earnings for 2001 is primarily a result of a $5.1 million increase in loan interest income due to continued growth in the loan portfolio, a $3.2 million increase in non-interest income which was largely attributable to the mortgage origination operations of UFM as well as new fee revenues from the Company's restructured deposit product set. The impact of increased loan volume and a slightly higher yield on the investment security portfolio were partially offset by slight decreases in the yield of loans held for investment, the yield on the available for sale security portfolio and higher funding costs resulting in a 42 basis point decline in net interest margin to 4.57% for the six months ended June 30, 2001. In addition, there was a decrease of $148,000 in the provision for loan losses during the first half of 2001 compared to 2000. The increases in interest income and noninterest income noted were partially offset by additional salaries and benefits and other operating costs.

The effective income tax rate was slightly lower in the first quarter of 2001, (30.67% vs. 31.46%) as a result of tax planning strategies implemented in the latter part of 2000.


NET INTEREST INCOME

The Company's tax equivalent net interest margin of 4.57% for the first half of 2001 reflects a decrease of 4 basis points compared to the March 31, 2001 margin of 4.61%; a 29 basis point decrease over the tax equivalent net interest margin of December 31, 2000 of 4.86%; and a 42 basis point decrease over the 4.99% margin on June 30, 2000. The overall yield on average earning assets decreased 15, 27 and 22 basis points, to 8.44% at June 30, 2001 when compared to the March 31,2001, December 31, 2000 and June 30, 2000 yields of 8.59%, 8.71% and 8.66%, respectively. The cost of interest-bearing liabilities decreased by 11 basis points in the second quarter of 2001 to 4.53% on June 30, 2001, but still reflects a 10 and 30 basis point increase over the 4.43% at December 31, 2000 and the 4.23% at June 30, 2000 due to competitive pricing pressure on deposits and increased costs of short-term borrowings.

Net interest income, the largest contributor to earnings was $24.2 million for the first six months of 2001 compared with $23.2 million for the corresponding period in 2000, a 4.28% increase. Tax equivalent net interest income totaled $25.8 million for the first six months of 2001, an increase of $1.0 million from the $24.8 million reported in the first six months of 2000. The effective utilization of sales management, strong customer relationship building, and increased marketing efforts contributed to the largest components of net interest income growth, which were substantial increases in average loans held for investment and average loans held for sale. While the average loan balance held for investment increased $104 million, the overall tax equivalent loan yield decreased 19 basis points from the prior year. The average balance of loans held for sale increased $33 million, with an 8 basis points increase in yield over the first six months of 2000.

The tax equivalent yield on securities available for sale decreased 4 basis points to 6.76% in the first six months of 2001 compared to 6.80% for the six months ended June 30, 2000 while the average balance increased $18 million for the period. This increase is the result of several factors including the addition of $4.1 million in securities as a result of the acquisition of Citizens Southern Bank in the fourth quarter of 2000, reclassification of held to maturity securities to available for sale in January 2001 of approximately $32 million in conjunction with the implementation of Financial Accounting Standards Board (FASB) Statement 133, the sale of approximately $7.4 million in securities available for sale in the first quarter 2001, and increases in prepayments and calls experienced (particularly in the first quarter) as a result of the declining rate environment in the first half of 2001. The tax-equivalent yield on investment securities (held to maturity) increased 10 basis points from June 2000 to 2001. Additionally, the average investment portfolio decreased in the first half of 2001 by $35.8 million due to the aforementioned reclassification, several maturities and, again, an increased number of calls and principal pay-downs resulting from increased prepayment incentives created by the declining rate environment experienced in the first half of 2001. The yield on interest-bearing balances with banks decreased 177 basis points to 4.55% while the average balance increased $21 million.

The overall cost of funding decreased by 11 basis points in the second quarter of 2001 due to lower deposit and repurchase agreement costs but still remained 10 and 30 basis points higher than the December 31, and June 30, 2000 cost of funds of 4.43% and 4.23%, respectively. Average short-term and FHLB borrowings increased by $42.4 million for the first six months of 2001 while the rate paid increased 39 basis points to 5.46%. The rate paid on long-term debt decreased slightly by 2 basis points. For the same six month periods, the cost of interest-bearing demand and savings deposits decreased 38 and 59 basis points, respectively, with interest-bearing demand average balances increasing $8.1 million while savings decreased $7.8 million. Alternately, the cost of time deposits increased 49 basis points from 5.17% in 2000 to 5.66% in 2001 with the average balance growing $63.4 million. Average noninterest-bearing demand deposits increased $11.8 million. Additional funding needed to facilitate loan growth is currently being provided through increased deposit levels and maturities and prepayments realized in both the loan and investment portfolios. The usage of FHLB credit programs continues to be a significant component of the Company's overall liquidity and funding strategy.

                           AVERAGE BALANCE SHEETS AND
                          NET INTEREST INCOME ANALYSIS

---------------------------------------------------------------------------------------------------------------------------------

                                                                         (AMOUNTS IN THOUSANDS)
                                                    SIX MONTHS ENDED                                    SIX MONTHS ENDED
                                                     JUNE 30, 2001                                        JUNE 30, 2000
                                         AVERAGE       INTEREST      YIELD/RATE             AVERAGE          INTEREST    YIELD/RATE
                                         BALANCE        (1) (2)         (2)                 BALANCE           (1) (2)        (2)
                                         -------        -------         ---                 -------           -------        ---
Earning Assets:

Loans Held for Sale                    $   36,464       $ 1,347         7.45%             $    3,082          $   113        7.37%

Loans (3):
  Taxable                                 816,535        36,125         8.92%                712,124           32,275        9.11%
  Tax-Exempt                                7,509           410        11.01%                  8,320              440       10.64%
                                       ----------       -------        -----              ----------          -------       -----
  Total                                   824,044        36,535         8.94%                720,444           32,715        9.13%
Reserve for Loan Losses                   (12,513)                                           (12,000)
                                       ----------       -------                           ----------          -------
  Net Total                               811,531        36,535                              708,444           32,715

Securities Available For Sale:
  Taxable                                 152,765         4,768         6.29%                172,892            5,634        6.55%
  Tax-Exempt                               71,615         2,759         7.77%                 33,150            1,337        8.11%
                                       ----------       -------        -----              ----------          -------       -----
  Total                                   224,380         7,527         6.76%                206,042            6,971        6.80%

Investment Securities:
  Taxable                                   2,786           103         7.46%                  4,964              176        7.13%
  Tax-Exempt                               39,747         1,624         8.24%                 73,346            2,975        8.16%
                                       ----------       -------        -----              ----------          -------       -----
  Total                                    42,533         1,727         8.19%                 78,310            3,151        8.09%

Interest Bearing Deposits                  25,577           577         4.55%                  4,549              143        6.32%
Fed Funds Sold                                 --            --         0.00%                     --               --        0.00%
                                       ----------       -------        -----              ----------          -------       -----
  Total Earning Assets                  1,140,485        47,713         8.44%              1,000,427           43,093        8.66%
                                       ----------       -------                                               -------
Other Assets                              101,303                                            100,779
                                       ----------                                          ---------
  Total                                $1,241,788                                         $1,101,206
                                       ==========                                         ==========

Interest-Bearing Liabilities:
Demand Deposits                        $  139,302         1,256         1.82%             $  131,154            1,436        2.20%
Savings Deposits                          130,472           999         1.54%                138,227            1,465        2.13%
Time Deposits                             515,094        14,452         5.66%                451,651           11,605        5.17%
Short-term Borrowings                     179,486         4,860         5.46%                137,038            3,457        5.07%
Long-term Borrowings                       10,175           301         5.97%                 10,211              304        5.99%
                                       ----------       -------        -----              ----------          -------       -----
  Total Interest-bearing Liabilities      974,529        21,868         4.53%                868,281           18,267        4.23%

Demand Deposits                           127,053                                            115,293
Other Liabilities                          14,649                                             12,753
Stockholders' Equity                      125,557                                            104,879
                                       ----------                                         ----------
  Total                                $1,241,788                                         $1,101,206
                                       ==========                                         ==========
Net Interest Income                                      25,845                                                24,826
                                                        =======                                               =======
Net Interest Rate Spread (3)                                            3.91%                                                4.43%
                                                                       =====                                                =====
Net Interest Margin                                                     4.57%                                                4.99%
                                                                       =====                                                =====


(1) Interest amounts represent taxable equivalent results for the first six months of 2001 and 2000.
(2)      Fully Taxable Equivalent-Using the Federal statutory rate of 35%.
(3) Nonaccrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

To maintain a balance in the allowance for loan losses sufficient to absorb known and estimable loan losses, charges to the provision for loan loss totaling $985,000 and $1,732,000 were made during the three and six month periods ended June 30, 2001.

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

First Community's allowance for loan loss activity for the six and three month periods ended June 30, 2001 and June 30, 2000 is as follows:

                       FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                JUNE 30                      JUNE 30
                          2001          2000           2001           2000
                       ---------      --------       --------       --------
                       (AMOUNTS IN THOUSANDS)        (AMOUNTS IN THOUSANDS)

Beginning balance      $ 12,303       $ 11,900       $ 12,408       $ 11,851
Provision                 1,732          1,880            985          1,218
Charge-offs              (1,906)        (2,401)        (1,045)        (1,491)
Recoveries                  559            449            340            250
                       --------       --------       --------       --------
Ending Balance         $ 12,688       $ 11,828       $ 12,688       $ 11,828
                       ========       ========       ========       ========



The allowance for loan losses totaled approximately $12.7 million, $12.3 million, and $11.8 million at June 30, 2001, December 31, and June 30, 2000, respectively, resulting in reserve to loans held for investment ratios of 1.50%, 1.52% and 1.46% at the respective dates.

Net charge-offs for the three and six months of 2001 were $705,000 and $1.3 million compared with $1.2 million and $2.0 million for the corresponding periods in 2000. Expressed as a percentage of average loans, net charge-offs were .08% and .16% for the three and six month periods ended June 30, 2001 and
 .16% and .27% for the corresponding periods ended June 30, 2000. As of June 30, 2001, the reserve as a percentage of non-performing assets was 137.6% compared to 136.5% at December 31, 2000.

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

NON-INTEREST INCOME

Non-interest income consists of all revenues, which are not included in interest and fee income related to earning assets. Total noninterest income increased approximately $3.2 million, or 52.7% from $6.0 million for the six months ended June 30, 2000 to $9.2 million for the corresponding period in 2001. The largest portion of this increase resulted from the mortgage brokerage operations of UFM, which added approximately $4.3 million of mortgage banking income in 2001 versus $2.2 million for the comparable six-month period in 2000. When comparing the first half of

2001 to the first half of 2000 exclusive of UFM, non-interest income increased $1.1 million. This increase was almost entirely due to a $1.0 increase in service charges on deposit accounts, primarily the result of a new customer-sensitive overdraft program implemented in the fourth quarter of 2000 that allows well-managed customer deposit accounts greater flexibility in managing overdrafts and, in turn, has achieved higher levels of overdraft charge income to the Company with minimal charge-offs of overdrawn accounts. The remainder of the increase was due to several components, two of which were other service charges commissions and fees and other operating income increasing $26,000 and $52,000, respectively. Fiduciary earnings correspond to the asset management fees recorded and have declined from the prior year by $22,000 as a direct result of a reduction in new estate and trust management activity in the current year. Also the first half of 2001 reflects $44,000 in gains on the sale of securities while none were reported as of June 2000.

Total noninterest income for the second quarter of 2001 when compared to the corresponding three-month period in 2000 followed the same trend as the six month period, reflecting an increase of $1.7 million, or 52.7% over the prior year period. The majority of this increase was a $1.2 million increase in mortgage banking income and an approximate $520,000 increase in service charges on deposit accounts.

NON-INTEREST EXPENSE

Noninterest expense totaled $18.6 million in the first six months of 2001, increasing $2.9 million over the corresponding period in 2000. This increase is primarily attributable to a $1.6 million increase in salaries and benefits and a $1.2 million dollar increase in other operating expense. The $1.6 million increase in salaries was the result of a $297,000 increase due to the acquisition of Citizens Southern in the latter half of 2000, a $664,000 increase in the salaries and benefits of the mortgage brokerage company (because of the implementation of a wholesale origination operation and larger commissions paid as a result of increased loan origination), a general increase in salaries expense of approximately $400,000 due to an increase in the number of personnel and rising personnel costs to support new infrastructure and growth within the Company. Other operating expenses increased $1.2 million in the six month period ended June 2001 compared to June 2000 with increased other operating costs associated with UFM (including underwriting fees) of approximately $400,000 being the largest component of the change. Additional increases in other operating expenses included a $150,000 increase in advertising expenses for 2001, increased legal expenses of $115,000 and increased courier and ATM fees of $140,000. In addition to increases in salaries and benefits and other operating expenses, occupancy and furniture fixtures expense increased by $68,000. Excluding UFM expenses, which were $62,000, and Citizens Southern of $82,000, occupancy and furniture fixtures expense decreased by $76,000. Goodwill increased by approximately $67,000 because of the Citizens acquisition.

Noninterest expense for the three months ended June 30, 2001 totaled $9.6 million, a $2.1 million dollar increase over the $7.5 million in June 30, 2000. As in the year to date discussion, the majority of the increase was a $991,000 increase in salaries and employee benefits and a $1.1 million dollar increase in other operating expenses. Again, the majority of these increases were due to the additional loan origination activity of UFM in 2001 compared to 2000 with UFM salaries and commissions increasing $664,000 and other operating costs of UFM increasing $406,000 over 2000. Also, goodwill increased due to the Citizens acquisition by $37,000 and occupancy was up because of UFM and the Citizens acquisition by $65,000 when comparing the quarter ended June 30, 2001 to June 30, 2000.


FINANCIAL POSITION

SECURITIES

Investment securities, which are purchased with the intent to hold until maturity, totaled $42.1 million at June 30, 2001, a decrease of $33.6 million from December 31, 2000. This 44.4% decrease is almost exclusively the net result of a one-time transfer of held-to-maturity securities to the available for sale category in conjunction with the implementation of FAS 133. The market value of investment securities held to maturity was 104.4% and 103.0% of book value at June 30, 2001 and December 31, 2000, respectively. The market value of fixed rate debt securities reacts inversely to changing interest rates; consequently, recent trends in interest rates have had a positive effect on the underlying market value since December 31, 2000 due to a general decline in market offering rates and prices for similar securities as a result of the declining rate environment experienced throughout the first half of 2001.

Securities available for sale were $254.4 million at June 30, 2001 compared to $207.6 million at December 31, 2000. This change reflected the reclassification of held to maturity securities to available for sale, certain maturities and calls, and larger pay-downs triggered by the declining rate environment, as well as the sale of approximately $7.4 million in securities during the first half of 2001. The cash flow from these investments is currently being reinvested into the higher yielding loans while excess funds are being sold to the FHLB. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized loss after taxes of $1.5 million at December 31, 2000, can be compared to a $647,000 gain at June 30, 2001 due to market increases in the first six months of 2001.

LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. All loans made by the Company are subject to a common credit underwriting structure. Loans are also subject to a quarterly and annual review process based on the loan size and type. Loans held for investment increased $34.1 million from $811.3 million at December 31, 2000 to $845.4 million at June 30, 2001. Loans originated by the Company's mortgage brokerage division, UFM and held for sale increased $22.7 million. The loan to deposit ratio increased from 90.1% at December 31, 2000 to 91.1% at June 30, 2001. Considering the increase in loans held for sale along with the increase in the loan to deposit ratio, the Company has increased its dependency on wholesale funding made available through the FHLB. Average loans held for investment increased approximately $104 million when comparing the first six months of 2000 and 2001, due primarily to extensive sales and marketing efforts as well as the acquisition of Citizens Southern Bank, Inc. in the fourth quarter of 2000 which added an additional $48 million in loans. Also, average loans held for sale increased $33 million in the first six months of 2001 compared to 2000 as a direct result of increased mortgage activity at UFM.

The loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest segment of the portfolio, comprising $330.9 million or 39.15% of total loans at June 30, 2001 compared to $297.9 million or 36.72% at December 31, 2000. Residential real estate loans remained relatively the same at $305.4 or 36.12% at June 30, 2001 compared to $305.3 million or 37.63% at December 31, 2000. Loans to individuals increased to $134.8 million or 15.94% at June 30, 2001 from $134.3 million or 16.56% at December 31, 2000. Construction loans grew slightly to $73.7 million at June 30, 2001 or 8.72% from $73.1 million at December 31, 2000 or 9.01%. Growth in the construction loan segment includes multifamily residential properties and other commercial real estate development properties. A portion of these loans will move into the commercial real estate portfolio as the projects are completed.

                                                  LOAN PORTFOLIO OVERVIEW
                                                   (AMOUNTS IN THOUSANDS)

                                         JUNE 30, 2001               DECEMBER 31, 2000
                                     ----------------------       ----------------------
                                      AMOUNT        PERCENT        AMOUNT        PERCENT
                                     --------       -------       --------       -------

Commercial and Agricultural          $ 93,101        11.01%       $ 75,317         9.28%
Commercial Real Estate                237,775        28.14%        222,571        27.44%
Residential Real Estate               305,358        36.12%        305,302        37.63%
Construction                           73,716         8.72%         73,087         9.01%
Consumer                              134,780        15.94%        134,330        16.56%
Other                                     660         0.08%            649         0.08%
                                     --------       ------        --------       ------
Total                                $845,390       100.00%       $811,256       100.00%
                                     ========       ======        ========       ======

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $9.2 million at June 30, 2001 and $9.0 at December 31, 2000, or 1.1% of total loans (excluding loans held for sale) and OREO for both periods. The following schedule details nonperforming assets by category at the close of each of the last five quarters:


(IN THOUSANDS OF DOLLARS)         JUNE 30         MARCH 31       DECEMBER 31    SEPTEMBER 30      JUNE 30
                                    2001            2001            2000            2000            2000
                                   ------          ------          ------          ------          ------

Nonaccrual                         $5,167          $5,192          $5,397          $5,939          $5,359
Ninety Days Past Due                1,442           1,393           1,208           1,182           1,323
Other Real Estate Owned            $2,614          $2,591           2,406           2,780           2,463
                                   ------          ------          ------          ------          ------
                                    9,223           9,176          $9,011          $9,901          $9,145
                                   ======          ======          ======          ======          ======

Restructured loans
 performing in accordance
 with modified terms               $  445          $  446          $  437          $  448          $  448
                                   ======          ======          ======          ======          ======


Non-accrual loans decreased $230,000 during the first six months of 2001 while ninety day past due loans increased during the first half of the year by $234,000. Other real estate owned also increased by $208,000. Included in the ninety days past due category are two loans with FmHA and SBA guarantees comprising $958,000 of the balance in that category of non-performing loans. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The increase in other real estate owned is due to the foreclosure and disposition of several properties with the largest foreclosure having a balance of approximately $145,000. The parcels of other real estate owned are generally carried at the lesser of their estimated fair market value or cost.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $127.8 million at June 30, 2001 increasing $7.1 million over the $120.7 million reported at December 31, 2000. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2001, the Company's total risk adjusted capital-to-asset ratio was 12.93%. The Company's leverage ratio at June 30, 2001 was 8.42% compared with 8.37% at December 31, 2000. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for bank holding companies of 10% and 5%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($42.7 million), investment securities available for sale ($254.4 million) and Federal Home Loan Bank credit availability of approximately $109.4 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk (IRR) and Asset/Liability Management

While the Company continues to strive to decrease its dependency on net interest income, the Bank's profitability is dependent to a large extent upon its ability to manage its margin. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of IRR have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Bank's interest-earning assets.

The Bank seeks to control its IRR exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the bank performs quarterly simulations using financial models which project net interest income through a range of possible interest rate environments including rising, declining, most likely, and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management's estimate of yields attainable in those future rate environments and rates which will be paid on various deposit instruments and borrowings.

Changes to the Company's risk profile since December 31, 2000 reflect a change in the balance sheet toward an asset sensitive position and a general decline in the duration of equity. The shift in the balance sheet is the result of an increase in the level of prepayments and calls within the bank's portfolio assets of loans and securities occurring during the first six months of the current year. The substantial level of prepayments and calls as well as the success of a deposit funding campaign instituted in the first half of 2001 have lead to an increase in the banks overall liquidity position as reflected in the level of cash reserves of approximately $42.7 million. In addition, the mortgage operations of UFM began using investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments (also deemed to be derivatives) made to potential borrowers. The pipeline of loans is hedged to circumvent unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchases and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes.

The earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2000.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         (a) The Company is currently a defendant in various legal actions and asserted claims most of which involve lending and collection activities in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position of the Company.

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

      (a)       N/A

Item 6.  Exhibits and Reports on Form 8-K

      (a)       Exhibits

                Exhibit 3  - Articles of Incorporation and amendments previously filed
                Exhibit 15 - Letter regarding unaudited interim financial
                             information


      (b)       Reports on Form 8-K

                A report on Form 8-K was filed on July 20, 2001, announcing the Company's quarterly earnings and depicting certain financial information as of June 30, 2001 and December 31, 2000 and comparative income statements for the three-month periods ending June 30, 2001 and 2000, respectively, compared to previously reported financial information for the preceding four quarters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE:  August 14, 2001

/s/ JOHN M. MENDEZ
------------------------------
John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  August 14, 2001


/s/ KENNETH P. MULKEY
------------------------------
Kenneth P. Mulkey
Acting Chief Financial Officer
(Principal Accounting Officer)