Form 10-Q
period 2001-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2001-11-14
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended: September 30, 2001
                                               ------------------

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
                                 Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at October 31, 2001
         Common Stock, $1 Par Value                      9,038,729
                                                  ----------------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                    For the quarter ended September 30, 2001

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                  REFERENCE
                                                                                 ---------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 and
             December 31, 2000                                                        3
          Consolidated Statements of Income for the Three and
             Nine Month Periods Ended September 30, 2001 and 2000                     4
          Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2001 and 2000                            5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months Ended September 30,
             2001 and 2000                                                            6
          Notes to Consolidated Financial Statements                               7-10
          Independent Accountants' Review Report                                     11

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            12-20

          Item 3.  Quantitative and Qualitative Disclosures about                    21
                   Market Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 21

          Item 2.  Changes in Securities and Use of Proceeds                         22

          Item 3.  Defaults Upon Senior Securities                                   22

          Item 4.  Submission of Matters to a Vote of                                22
                   Security Holders

          Item 5.  Other Information                                                 22

          Item 6.  Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                           23

PART I. ITEM 1.  FINANCIAL STATEMENTS

                      FIRST COMMUNITY BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
            (Amounts in Thousands, Except Share Data) (Unaudited)
--------------------------------------------------------------------------------

                                                                                     September 30          December 31
                                                                                         2001                 2000
Assets                                                                                (Unaudited)           (Note 1)
                                                                                  ------------------   ------------------
Cash and due from banks                                                               $     35,275     $     38,457
Interest-bearing balances-FHLB                                                              15,018           11,786
Securities available for sale (amortized cost of $257,269
    September 30, 2001; $210,126, December 31, 2000)                                       261,409          207,562
Investment securities held to maturity (fair value of $44,312
    September 30, 2001; $78,030, December 31, 2000)                                         42,001           75,736
Loans held for sale                                                                         40,759           11,570
Loans, net of unearned income                                                              862,689          811,256
    Less reserve for loan losses                                                            12,889           12,303
                                                                                      ------------     ------------
Net loans                                                                                  849,800          798,953
Premises and equipment                                                                      19,452           18,786
Other real estate owned                                                                      2,595            2,406
Interest receivable                                                                          8,746            9,261
Other assets                                                                                18,199           19,299
Intangible assets                                                                           22,521           24,201
                                                                                      ------------     ------------
            Total Assets                                                              $  1,315,775     $  1,218,017
                                                                                      ============     ============

Liabilities
Deposits:
    Noninterest-bearing                                                               $    140,754     $    128,584
    Interest-bearing                                                                       812,933          771,319
                                                                                      ------------     ------------
       Total Deposits                                                                      953,687          899,903
Interest, taxes and other liabilities                                                       15,760           13,238
Securities sold under agreements to repurchase                                              66,126           46,179
FHLB borrowings and other indebtedness                                                     147,730          138,015
                                                                                      ------------     ------------
            Total Liabilities                                                            1,183,303        1,097,335
                                                                                      ------------     ------------


Stockholders' Equity
Common stock, $1 par value; 15,000,000 shares authorized ; 9,052,113 issued in
   2001 and 2000; 9,038,729 and
   9,040,370 shares outstanding in 2001 and 2000, respectively                               9,052            9,052
Additional paid-in capital                                                                  35,302           35,273
Retained earnings                                                                           85,910           78,097
Treasury stock, at cost                                                                       (276)            (202)
Accumulated other comprehensive income (loss)                                                2,484           (1,538)
                                                                                      ------------     ------------
            Total Stockholders' Equity                                                     132,472          120,682
                                                                                      ------------     ------------

            Total Liabilities and Stockholders' Equity                                $  1,315,775     $  1,218,017
                                                                                      ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
       (Amounts in Thousands Except Share and Per Share Data) (Unaudited)
--------------------------------------------------------------------------------

                                                                 NINE MONTHS                       THREE MONTHS
                                                                    Ended                              ENDED
                                                                 September 30                      SEPTEMBER 30
                                                            2001               2000            2001              2000
                                                         ------------     ------------     ------------     ------------
Interest Income:
Interest and fees on loans                               $   56,729       $   50,043       $   18,991       $   17,369
Interest on securities available for sale                    10,199            9,732            3,660            3,229
Interest on investment securities                             1,752            3,134              570            1,024
Interest on federal funds sold and deposits                     746              167              169               10
                                                         ----------       ----------       ----------       ----------
              Total interest income                          69,426           63,076           23,390           21,632
                                                         ----------       ----------       ----------       ----------

Interest Expense:
Interest on deposits                                         24,586           22,200            7,879            7,697
Interest on borrowings                                        7,862            6,099            2,701            2,335
                                                         ----------       ----------       ----------       ----------
              Total interest expense                         32,448           28,299           10,580           10,032
                                                         ----------       ----------       ----------       ----------
              Net interest income                            36,978           34,777           12,810           11,600
Provision for loan losses                                     3,014            2,722            1,282              842
                                                         ----------       ----------       ----------       ----------
Net interest income after provision for loan losses          33,964           32,055           11,528           10,758
                                                         ----------       ----------       ----------       ----------

Noninterest Income:
Fiduciary income                                              1,380            1,314              470              382
Service charges on deposit accounts                           4,325            2,748            1,517              952
Other service charges, commissions and fees                   1,008              976              332              326
Mortgage banking income                                       7,067            3,412            2,778            1,192
Other operating income                                          730              644              236              202
Gain (loss) on sale of securities                               197             --                153             --
                                                         ----------       ----------       ----------       ----------
              Total noninterest income                       14,707            9,094            5,486            3,054
                                                         ----------       ----------       ----------       ----------

Noninterest Expense:
Salaries and employee benefits                               14,904           11,951            5,239            3,901
Occupancy expense of bank premises                            2,005            1,885              668              635
Furniture and equipment expense                               1,362            1,376              403              398
Goodwill amortization                                         1,687            1,586              568              534
Other operating expense                                       8,326            6,548            2,825            2,223
                                                         ----------       ----------       ----------       ----------
              Total noninterest expense                      28,284           23,346            9,703            7,691
                                                         ----------       ----------       ----------       ----------

Income before income taxes                                   20,387           17,803            7,311            6,121
Income tax expense                                            6,322            5,511            2,311            1,836
                                                         ----------       ----------       ----------       ----------
              Net Income                                 $   14,065       $   12,292       $    5,000       $    4,285
                                                         ==========       ==========       ==========       ==========
Basic earnings per common share                          $     1.56       $     1.42       $     0.56       $     0.50
                                                         ==========       ==========       ==========       ==========
Diluted earnings per common share                        $     1.55       $     1.42       $     0.55       $     0.50
                                                         ==========       ==========       ==========       ==========

Weighted average basic shares outstanding                 9,041,611        8,676,081        9,039,565        8,647,153
                                                         ==========       ==========       ==========       ==========

Weighted average diluted shares outstanding               9,070,252        8,676,081        9,094,134        8,647,153
                                                         ==========       ==========       ==========       ==========


                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                       2001                  2000
                                                                                ------------------    -------------------
Operating Activities
Cash flows from operating activities:
Net income                                                                      $     14,064            $     12,292
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Provision for loan losses                                                         3,014                   2,722
     Depreciation of premises and equipment                                            1,108                   1,047
     Amortization of intangible assets                                                 1,607                   1,618
     Net investment amortization and accretion                                           203                     181
     Net gain on the sale of assets                                                   (4,928)                 (2,102)
     Mortgage loans originated for sale                                             (385,858)                (72,968)
     Proceeds from sale of mortgage loans                                            361,197                  72,024
     Increase in interest receivable                                                     515                     242
     Decrease in other assets                                                         (1,580)                 (1,546)
     Increase (Decrease) in other liabilities                                          2,928                     498
     Other, net                                                                            6                    (392)
                                                                                ------------            ------------
Net cash (used in) provided by operating activities                                   (7,724)                 13,616
                                                                                ------------            ------------

Investing Activities
Cash flows from investing activities:
Proceeds from sales of securities available for sale                                  18,883                   1,650
Proceeds from maturities and calls of securities available for sale                   82,986                  12,481
Proceeds from maturities and calls of investment securities                            1,478                   2,478
Purchase of securities available for sale                                           (116,764)                 (4,193)
Net increase in loans made to customers                                              (53,703)                (58,933)
Purchase of bank-owned life insurance                                                   --                    (4,100)
Purchase of premises and equipment                                                    (1,946)                   (652)
Sales of equipment                                                                        13                      35
                                                                                ------------            ------------
Net cash used in  investing activities                                               (69,053)                (51,234)
                                                                                ------------            ------------

Financing Activities
Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits                                20,601                 (11,728)
Net increase in time deposits                                                         33,266                  16,772
Net increase in short-term debt                                                       29,674                  33,483
Repayment of long-term debt                                                              (12)                    (15)
Acquisition of treasury stock                                                           (451)                 (2,284)
Dividends paid                                                                        (6,251)                 (5,897)
                                                                                ------------            ------------
Net cash provided by financing activities                                             76,827                  30,331
                                                                                ------------            ------------

Cash and Cash Equivalents
Net increase (decrease) in cash and cash equivalents                                      50                  (7,287)
Cash and cash equivalents at beginning of year                                        50,243                  37,797
                                                                                ------------            ------------
Cash and cash equivalents at end of year                                        $     50,293            $     30,510
                                                                                ============            ============

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION), (UNAUDITED)

                                                                                                         ACCUMULATED
                                                ADDITIONAL                               UNALLOCATED        OTHER
                                     COMMON       PAID-IN     RETAINED      TREASURY        ESOP        COMPREHENSIVE
                                      STOCK       CAPITAL     EARNINGS        STOCK        SHARES       (LOSS) INCOME       TOTAL
                                    ---------    ---------    ---------     ---------    -----------    -------------    ---------
BALANCE JANUARY 1, 2000             $   8,992    $  34,264    $  69,372     $  (2,945)   $     (722)      $  (5,473)     $ 103,488
Comprehensive income:
Net income                               --           --         12,292          --            --              --           12,292
  Other comprehensive income:
    Unrealized holding losses on
      securities available for
      sale, net of tax                   --           --           --            --            --             1,346          1,346
                                                                                                                         ---------
    Comprehensive income                 --           --           --            --            --              --           13,638
Common dividends declared
   ($.68 per share)                      --           --         (5,896)         --            --              --           (5,896)
Purchase 116,063 treasury
   shares at $19.68
   per share                             --           --           --          (2,284)         --              --           (2,284)
Allocation of ESOP shares                              (96)                                     722                            626
                                    ---------    ---------    ---------     ---------    ----------       ---------      ---------
Balance September 30, 2000          $   8,992    $  34,168    $  75,768     $  (5,229)   $     --         $  (4,127)     $ 109,572
                                    =========    =========    =========     =========    ==========       =========      =========

Balance January 1, 2001             $   9,052    $  35,273    $  78,097     $    (202)   $     --         $  (1,538)     $ 120,682
Comprehensive income:
Net income                               --           --         14,065          --            --              --           14,065
  Other comprehensive income:
    Unrealized holding gains on
      securities available for
      sale, net of tax                   --           --           --            --            --             4,022          4,022
                                                                                                                         ---------
  Comprehensive income                   --           --           --            --            --              --           18,087
Common dividends declared
   ($0.69 per share)                     --           --         (6,252)         --            --              --           (6,252)
Purchase 21,436 treasury
   shares at $21.08 per share            --           --           --            (452)         --              --             (452)
Treasury share distribution
   to ESOP                                 29                       378           --                            407
                                    ---------    ---------    ---------     ---------    ----------       ---------      ---------
Balance September 30, 2001          $   9,052    $  35,302    $  85,910     $    (276)   $     --         $   2,484      $ 132,472
                                    =========    =========    =========     =========    ==========       =========      =========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of September 30, 2001 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the three and nine month periods ended September 30, 2001 and 2000 have been prepared by the management of First Community Bancshares, Inc. (FCBI, the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at September 30, 2001 and its results of operations, cash flows, and changes in stockholders' equity for the three and nine month periods ended September 30, 2001 and 2000 have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

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

NOTE 4.  OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:


                                                                    NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   2001            2000             2001             2000
                                                               ----------       ----------       ----------       ----------
                                                                                     (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Holding gains arising during the period                        $    6,901       $    2,244       $    3,215       $    2,725
Tax expense                                                        (2,761)            (898)          (1,286)          (1,090)
                                                               ----------       ----------       ----------       ----------
Holding gains arising during the period, net of tax                 4,140            1,346            1,929            1,635
Reclassification adjustment for gains realized in net
  income, net of tax                                                 (197)            --               (153)            --
Tax expense of reclassification                                        79             --                 61             --
                                                               ----------       ----------       ----------       ----------
Other comprehensive income                                          4,022            1,346            1,837            1,635
Beginning accumulated other comprehensive (loss) income            (1,538)          (5,473)             647           (5,762)
                                                               ----------       ----------       ----------       ----------
Ending accumulated other comprehensive income (loss)           $    2,484       $   (4,127)      $    2,484       $   (4,127)
                                                               ==========       ==========       ==========       ==========




NOTE 5.  SEGMENT INFORMATION

The Company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are delivered. The community banking segment consists of the Company's full-service banks that offer customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. The accounting policies for each of the business segments are the same as those of the Company.

Information for the nine months and three months ended September 30, 2001 for each of the segments is included below. Due to the fact that the largest portion of the mortgage banking segment was not fully operational until the third quarter of 2000, information for the mortgage banking segment was not material for the comparative period in 2000 and the consolidated financial information for the comparable period in 2000, as reported, is reflective of the community banking segment.


                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                                      (AMOUNTS IN THOUSANDS)
                                            COMMUNITY       MORTGAGE
                                            BANKING          BANKING           PARENT        ELIMINATIONS           TOTAL
                                           ----------       ----------       ----------      ------------        ----------

Net interest income                        $   36,357       $      193       $      230        $      198        $   36,978
Provision for loan losses                       3,014             --               --                --               3,014
                                           ----------       ----------       ----------        ----------        ----------
Net interest income after provision
  for loan losses                              33,343              193              230               198            33,964
Other income                                    7,745            7,066               26              (130)           14,707
Other expenses                                 22,042            5,746              428                68            28,284
                                           ----------       ----------       ----------        ----------        ----------
Income (loss) before income taxes              19,046            1,513             (172)             --              20,387
Income tax expense (benefit)                    5,882              491              (51)             --               6,322
                                           ----------       ----------       ----------        ----------        ----------
Net income                                 $   13,164       $    1,022       $     (121)       $     --          $   14,065
                                           ==========       ==========       ==========        ==========        ==========

Average assets year to date                $1,253,189       $   41,831       $  126,721        $ (162,003)       $1,259,738
                                           ==========       ==========       ==========        ==========        ==========



                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                                        (AMOUNTS IN THOUSANDS)
                                            COMMUNITY        MORTGAGE
                                             BANKING         BANKING           PARENT         ELIMINATIONS          TOTAL
                                           ----------       ----------       ----------       ------------       ----------

Net interest income                        $   12,505       $      170       $       76        $       59        $   12,810
Provision for loan losses                       1,282             --               --                --               1,282
                                           ----------       ----------       ----------        ----------        ----------
Net interest income after provision
  for loan losses                              11,223              170               76                59            11,528
Other income                                    2,701            2,777               32               (24)            5,486
Other expenses                                  7,395            2,162              111                35             9,703
                                           ----------       ----------       ----------        ----------        ----------
Income (loss) before income taxes               6,529              785               (3)             --               7,311
Income tax expense (benefit)                    2,046              266               (1)             --               2,311
                                           ----------       ----------       ----------        ----------        ----------
Net income                                 $    4,483       $      519       $       (2)       $     --          $    5,000
                                           ==========       ==========       ==========        ==========        ==========

Average assets quarter to date             $1,267,987       $   47,193       $  129,906        $ (150,035)       $1,295,051
                                           ==========       ==========       ==========        ==========        ==========



NOTE 6.  RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Implementation of Statement 141 is not expected to have a material effect on our financial position or results of operations.

Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the Statement, which for most companies, including FCBI, will be January 1, 2002. During 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets in accordance with the new standard. Including the estimated benefit of the elimination of goodwill amortization, net income and basic and diluted earnings per share would be $5.6 million, or $0.62 basic and $0.61 diluted earnings per share for the quarter ended September 30, 2001, and $15.8 million, or $1.75 and $1.74 basic and diluted earnings per share, respectively, for the nine months ended September 30, 2001. Since management has not completed an impairment analysis, the impact cannot currently be quantified.

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

In October 2001, the FASB issued a final Statement on asset impairment (Statement 144), Accounting for the Impairment or Disposal of Long-Lived Assets that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 (January 2002 for calendar year-end companies). The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Implementation of Statement 144 is not expected to have a material effect on our financial position or results of operations.

NOTE 7.  EARNINGS PER SHARE

The Company's basic and diluted earnings per share were $0.56 and $0.55 and $1.56 and $1.55 for the three and nine months ending September 30, 2001, respectively. Additionally, both basic and diluted earnings per share were $0.50 and $1.42 per share, respectively, for the corresponding three and nine month periods of the prior year. The Company currently reflects 54,569 and 28,641 dilutive option shares, respectively, in its quarter to date and year to date weighted average shares calculation. There were no dilutive shares attributable to the stock option plan in the prior year for the corresponding quarter and year to date share calculations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. (First Community) as of September 30, 2001 and the related consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows and changes in stockholders' equity for the nine month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Ernst & Young LLP


Charleston, West Virginia
October  10, 2001

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

First Community is a multi-state holding company headquartered in Bluefield, Virginia. With total assets of $1.32 billion at September 30, 2001, First Community through its community banking subsidiary, First Community Bank, N. A. ("FCBNA"), provides financial, mortgage brokerage and origination and trust services to individuals and commercial customers through 34 full-service banking locations in West Virginia, Virginia and North Carolina as well as 11 mortgage brokerage facilities operated by United First Mortgage, Inc. ("UFM".) UFM is a wholly owned subsidiary of FCBNA.

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

RESULTS OF OPERATIONS

Net income for the third quarter of 2001 totaled $5.0 million, a $715,000 or 16.28% increase over net earnings of $4.3 million reported for the corresponding third quarter of 2000. Net income for the third quarter of the current year resulted in basic and diluted earnings per share of $0.56 and $0.55, a 12% and 10% increase, respectively, compared to the corresponding period in the prior year. Year to date net income for the first nine months of 2001 was $14.1 million with basic and diluted earnings per share of $1.56 and $1.55, compared to $12.3 million, or $1.42 for both basic and diluted earnings per share for the nine months ended September 30, 2000. The improvement in earnings for 2001 is primarily a result of continued growth in the loan portfolio, which resulted in a $6.7 million increase in loan interest income, a $5.6 million increase in non-interest income which was largely attributable to the mortgage origination operations of UFM, as well as new fee revenues from the Company's restructured deposit product set. The income produced from the large increase in loan volume and an increase in interest-bearing deposits with banks were partially offset by declining yields on both loans held for sale and investment and interest-bearing deposits with banks as well as slight increases in funding costs resulting in a 38 basis point decline in net interest margin to 4.56% for the nine months ended September 30, 2001. Additionally, salaries and employee benefits and other operating costs also increased due to the increased volume of loans originated by UFM as well as the nine month impact of Citizens Southern Bank acquired in the fourth quarter of 2000.

NET INTEREST INCOME

The Company's tax equivalent net interest margin at September 30, 2001 of 4.56% decreased by only 1 basis point from the June 30, 2001 margin of 4.57% but reflected a 38 basis point decrease over the 4.94% reported for the corresponding nine months of 2000. The overall yield on average earning assets decreased 13 and 39 basis points, to 8.31% at September 30, 2001 when compared to the June 30, 2001 and September 30, 2000 yields of 8.44%, and 8.70%, respectively. The cost of interest-bearing liabilities decreased by 14 basis points in the third quarter of 2001 to 4.39% on September 30, 2001 because of the lower interest rate environment while increasing 6 basis points over the 4.33% reported for September 30, 2000 as a result of deposit gathering campaigns undertaken by the Bank during the latter part of 2000 and continuing in the first quarter of 2001 and increased costs of short-term borrowings.

Net interest income, the largest contributor to earnings, was $37 million for the first nine months of 2001 compared with $34.8 million for the corresponding period in 2000, a 6.32% increase. Tax equivalent net interest income totaled $39.6 million for the first nine months of 2001, an increase of $2.3 million from the $37.3 million reported in the first nine months of 2000. Along with a rate environment conducive to lower interest rate mortgage financing, the effective utilization of sales management, strong customer relationship building, and increased marketing efforts contributed to substantial increases in average loans held for investment and average loans held for sale. While the average loan balance held for investment increased $103 million for the first nine months of 2001 compared to the same period of 2000, the overall tax equivalent loan yield decreased 36 basis points from the prior year. The average balance of loans held for sale increased $35.8 million, with an 18 basis points decrease in yield compared to the first nine months of 2000.

The tax equivalent yield on securities available for sale decreased 9 basis points to 6.70% in the first nine months of 2001 compared to 6.79% for the nine months ended September 30, 2000 while the average balance increased $30 million for the period. This increase is the result of several factors including the addition of $4.1 million in securities as a result of the acquisition of Citizens Southern Bank in the fourth quarter of 2000, reclassification of held to maturity securities to available for sale in January 2001 of approximately $32 million in conjunction with the implementation of Financial Accounting Standards Board Statement 133 (FAS 133) and the sale and purchase of various securities in the first and third quarters of 2001. These items were offset by increases in prepayments and calls in 2001 (particularly in the first quarter) experienced as a result of the declining rate environment. The tax-equivalent yield on investment securities (held to maturity) increased 7 basis points from September 2000 to 2001. Additionally, the average investment portfolio decreased in the first half of 2001 by $35.4 million due to the aforementioned reclassification, several maturities and, again, an increased number of calls and principal pay-downs resulting from increased prepayment incentives created by the declining rate environment experienced in 2001. The yield on interest-bearing balances with banks also declined in proportion to declining yields in overnight and short-term instruments decreasing 211 basis points to 4.28% while the average balance increased $20 million.

The overall cost of funding decreased by 14 basis points to 4.39% in the third quarter of 2001 due to lower deposit and repurchase agreement costs but still remained 6 basis points higher than the September 30, 2000 cost of funds of 4.33%. Average short-term and FHLB borrowings increased by $43.1 million by September 2001 compared to September 2000 while the rate paid increased 5 basis points to 5.34%. The rate paid on long-term debt decreased slightly by only 1 basis point. For the same nine month periods, the cost of interest-bearing demand and savings deposits decreased 58 and 74 basis points, respectively, with interest-bearing demand average balances increasing $10.8 million while savings decreased $6.2 million. Alternately, the cost of time deposits increased 25 basis points from 5.27% in 2000 to 5.52% in 2001 with the average balance growing $68 million. Average noninterest-bearing demand deposits increased $13.7 million. Additional funding needed to facilitate loan growth is currently being provided through increased deposit levels and maturities and prepayments realized in both the loan and investment portfolios. The usage of FHLB credit programs continues to be a significant component of the Company's overall liquidity and funding strategy.

                           AVERAGE BALANCE SHEETS AND
                          NET INTEREST INCOME ANALYSIS
--------------------------------------------------------------------------------


                                                                        (AMOUNTS IN THOUSANDS)
                                                     NINE MONTHS ENDED                            NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2001                           SEPTEMBER 30, 2000
                                           AVERAGE       INTEREST      YIELD/RATE      AVERAGE       INTEREST      YIELD/RATE
                                           BALANCE        (1) (2)         (2)          BALANCE        (1) (2)           (2)
                                        -----------     -----------    --------     -----------     -----------     ---------
Earning Assets:

Loans Held for Sale                     $    39,250     $     2,110        7.19%    $     3,480     $       192          7.37%

Loans (3):
  Taxable                                   824,809          54,250        8.79%        720,727          49,426          9.16%
  Tax-Exempt                                  7,295             569       10.43%          8,162             655         10.72%
                                        -----------     -----------    --------     -----------     -----------     ---------
  Total                                     832,104          54,819        8.81%        728,889          50,081          9.17%
Reserve for Loan Losses                     (12,656)                                    (11,993)
                                        -----------     -----------                 -----------     -----------
  Net Total                                 819,448          54,819                     716,896          50,081

Securities Available For Sale:
  Taxable                                   158,415           7,327        6.18%        171,870           8,430          6.55%
  Tax-Exempt                                 76,878           4,464        7.76%         33,375           2,004          8.02%
                                        -----------     -----------    --------     -----------     -----------     ---------
  Total                                     235,293          11,791        6.70%        205,245          10,434          6.79%

Investment Securities:
  Taxable                                     2,623             140        7.14%          4,724             246          6.96%
  Tax-Exempt                                 39,752           2,435        8.19%         73,046           4,443          8.12%
                                        -----------     -----------    --------     -----------     -----------     ---------
  Total                                      42,375           2,575        8.12%         77,770           4,689          8.05%

Interest Bearing Deposits                    23,316             746        4.28%          3,196             153          6.39%
                                        -----------     -----------                 -----------     -----------
  Total Earning Assets                    1,159,682          72,041        8.31%      1,006,587          65,549          8.70%
                                        -----------     -----------                 -----------     -----------
Other Assets                                100,056                                     100,988
                                        -----------                                 -----------
  Total                                 $ 1,259,738                                 $ 1,107,575
                                        ===========                                 ===========

Interest-Bearing Liabilities:
Demand Deposits                         $   141,029           1,723        1.63%    $   130,276           2,155          2.21%
Savings Deposits                            130,534           1,369        1.40%        136,762           2,191          2.14%
Time Deposits                               520,762          21,493        5.52%        452,775          17,859          5.27%
Short-term Borrowings                       185,488           7,408        5.34%        142,414           5,637          5.29%
Long-term Borrowings                         10,173             454        5.97%         10,209             457          5.98%
                                        -----------     -----------    --------     -----------     -----------     ---------
  Total Interest-bearing Liabilities        987,986          32,447        4.39%        872,436          28,299          4.33%

Demand Deposits                             129,459                                     115,768
Other Liabilities                            15,091                                      13,281
Stockholders' Equity                        127,202                                     106,090
                                        -----------                                 -----------
  Total                                 $ 1,259,738                                 $ 1,107,575
                                        ===========                                 ===========
Net Interest Income                                          39,594                                      37,250
                                                        ===========                                 ===========
Net Interest Rate Spread (3)                                               3.91%                                         4.37%
                                                                       =========                                    =========
Net Interest Margin                                                        4.56%                                         4.94%
                                                                       =========                                    =========

(1) Interest amounts represent taxable equivalent results for the first nine months of 2001 and 2000. (2) Fully Taxable Equivalent-Using the Federal statutory rate of 35%. (3) Nonaccrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

To maintain a balance in the allowance for loan losses sufficient to absorb known and estimable loan losses, charges to the provision for loan loss totaling $$1,282,000 and $3,014,000 were made during the three and nine month periods ended September 30, 2001.

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

First Community's allowance for loan loss activity for the nine and three month periods ended September 30, 2001 and September 30, 2000 is as follows:

                                          FOR THE NINE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                          SEPTEMBER 30                              SEPTEMBER 30
                                             2001            2000             2001             2000
                                         ----------       ----------       ----------       ----------
                                              (AMOUNTS IN THOUSANDS)         (AMOUNTS IN THOUSANDS)

Beginning balance                        $   12,303       $   11,900       $   12,688       $   11,828
Provision                                     3,014            2,722            1,282              842
Charge-offs                                  (3,099)          (3,434)          (1,193)          (1,033)
Recoveries                                      671              684              112              235
                                         ----------       ----------       ----------       ----------
Ending Balance                           $   12,889       $   11,872       $   12,889       $   11,872
                                         ==========       ==========       ==========       ==========



The allowance for loan losses totaled approximately $12.9 million, $12.3 million, and $11.9 million at September 30, 2001, December 31, and September 30, 2000, respectively, resulting in reserve to loans held for investment ratios of 1.50%, 1.52% and 1.56% at the respective dates.

Net charge-offs for the three and nine months of 2001 were $1.1 million and $2.4 million compared with $798,000 and $2.8 million for the corresponding periods in 2000. Expressed as a percentage of average loans held for investment, net charge-offs were .13% and .29% for the three and nine month periods ended September 30, 2001 and .11% and .38% for the corresponding periods ended September 30, 2000. As of September 30, 2001, the reserve as a percentage of non-performing assets was 137.5% compared to 136.5% at December 31, 2000.

Management continually evaluates the adequacy of the allowance for loan losses and makes specific adjustments to it based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions within the markets and industry segments. Management considers the level of reserves adequate based on the current risk profile in the loan portfolio.

NON-INTEREST INCOME

Non-interest income consists of all revenues, which are not included in interest and fee income related to earning assets. Total noninterest income increased approximately $5.6 million, or 61.72% from $9.1 million for the nine months ended September 30, 2000 to $14.7 million for the corresponding period in 2001. The largest portion of this increase resulted from the mortgage brokerage operations of UFM, which added approximately $7.1 million of mortgage banking income in 2001 versus $3.4 million for the comparable nine-month period in 2000. When comparing the nine months of 2001 to the first nine months of 2000 exclusive of UFM, non-interest income increased $2 million. This increase was largely due to a $1.6 increase in service charges on deposit accounts, primarily the result of a new customer-sensitive overdraft program implemented in the fourth quarter of 2000 that allows well-managed customer deposit accounts greater flexibility in managing overdrafts and, in turn, has achieved higher levels of overdraft charge income to the Company with minimal charge-offs of overdrawn accounts. The remainder of the increase was due to several components which when combined, added an additional $400,000 in revenues. Increases were noted in other service charges commissions and fees and other operating income as well as an increase in fiduciary earnings that correspond to the increased management fees recorded. Also, the nine months of 2001 reflects $197,000 in gains on the sale of securities while none were reported as of September 2000.

The same components contributed to the $2.4 million, or 79.63% increase in total noninterest income for the third quarter of 2001 when compared to the corresponding three-month period in 2000. The majority of this increase was a $1.2 million increase in mortgage banking income, a $565,000 increase in service charges on deposit accounts, and increases in other service charges commissions and fees, other operating income, and trust revenue, respectively, and a $153,000 increase in gain on sale of securities.

NON-INTEREST EXPENSE

Noninterest expense totaled $28.3 million in the first nine months of 2001, increasing $4.9 million over the corresponding period in 2000. This increase is primarily attributable to a $3 million increase in salaries and benefits and a $1.8 million dollar increase in other operating expense. The $3 million increase in salaries was largely the result of a $1.3 million increase in the salaries and benefits of the mortgage brokerage company (because of the implementation of a wholesale origination operation and larger commissions paid as a result of increased loan origination), a $457,000 increase due to the acquisition of Citizens Southern in the fourth quarter of 2000, and a general increase in salaries expense due to an increase in the number of personnel and rising personnel costs to support new infrastructure and growth within the Company.

Other operating expenses increased $1.8 million in the nine month period ended September 2001 compared to September 2000 with increased other operating costs associated with UFM (including underwriting fees) of approximately $693,000 being the largest component of the change. Other components of the increase in other operating expenses were a $271,000 increase in advertising expenses for 2001, increased other service fees of $195,000, a $253,000 increase in other real estate expenses due to a reversal of expenses in 2000, and increased other losses and charge offs of $212,000 which largely related to the settlement of trust department litigation.


In addition to increases in salaries and benefits and other operating expenses, occupancy and furniture fixtures expense increased by $106,000. Excluding Citizens Southern expenses of $131,000, occupancy and furniture fixtures expense decreased by $25,000. Goodwill increased by approximately $101,000 because of the Citizens Southern acquisition.

Noninterest expense for the three months ended September 30, 2001 totaled $9.7 million, a $2.1 million dollar increase over the $7.7 million for September 30, 2000. As in the year to date discussion, the majority of the increase was a $1.3 million increase in salaries and employee benefits and a $602,000 million dollar increase in other operating expenses. Again, the majority of these increases were due to the additional loan origination activity of UFM in 2001 compared to 2000 with UFM salaries and commissions increasing $670,000 and other operating costs of UFM increasing $288,000 over 2000. Also, goodwill amortization increased due to the Citizens acquisition by $34,000 and occupancy was up because of UFM and the Citizens acquisition by $38,000 when comparing the quarter ended September 30, 2001 to September 30, 2000.


FINANCIAL POSITION

SECURITIES

Investment securities, which are purchased with the intent to hold until maturity, totaled $42 million at September 30, 2001, a decrease of $33.7 million from December 31, 2000. This 44% decrease is almost exclusively the net result of a one-time transfer of held-to-maturity securities to the available for sale category in conjunction with the implementation of FAS 133. The market value of investment securities held to maturity was 105.5% and 103.0% of book value at September 30, 2001 and December 31, 2000, respectively. The market value of fixed rate debt securities reacts inversely to changing interest rates; consequently, recent trends in interest rates have had a positive effect on the underlying market value since December 31, 2000 due to a general decline in market offering rates and prices for similar securities as a result of the declining rate environment experienced throughout the first nine months of 2001.

Securities available for sale were $261.4 million at September 30, 2001 compared to $207.6 million at December 31, 2000. This change reflected the reclassification of held to maturity securities to available for sale and additional securities investments to achieve higher yields with excess cash reserves. The quarter-end balance continues to reflect maturities and calls, and larger pay-downs triggered by the declining rate environment, as well as the sale of approximately $10.7 million in securities and the purchase of approximately $123 million during the first nine months of 2001. The cash flow from these investments is currently being reinvested into the higher yielding loans while excess funds are being sold to the FHLB. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized loss after taxes of $1.5 million at December 31, 2000, can be compared to a $2.5 million gain at September 30, 2001 due to market increases in the first nine months of 2001.

LOANS

The Company's lending strategy stresses quality growth, diversified by product, geography, and industry. All loans made by the Company are subject to a common credit underwriting structure. Loans are also subject to a quarterly and annual review process based on the loan size and type. Loans held for investment increased $51.4 million from $811.3 million at December 31, 2000 to $862.7 million at September 30, 2001. Loans originated by the Company's mortgage brokerage division, UFM, and held for sale increased $29.2 million. The loan to deposit ratio was 90.5% at September 30, 2001 and 90.1% at December 31, 2000. Considering the increase in loans held for sale along with the increase in the loan to deposit ratio, the Company has increased its dependency on wholesale funding made available through the FHLB.

Average loans held for investment increased approximately $103 million when comparing the first nine months of 2000 and 2001, due primarily to extensive sales and marketing efforts as well as the acquisition of Citizens Southern Bank, Inc. in the fourth quarter of 2000 which added an additional $48 million in loans. Also, average loans held for sale increased $35.8 million in the first nine months of 2001 compared to 2000 as a direct result of increased mortgage activity at UFM.

The loan portfolio of loans held for investment continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest segment of the portfolio, comprising $338.6 million or 39.5% of total loans at September 30, 2001 compared to $297.9 million or 36.72% at December 31, 2000. Residential real estate loans increased slightly to $314.4 or 36.44% at September 30, 2001 compared to $305.3 million or 37.63% at December 31, 2000. Loans to individuals increased to $135 million or 15.65% at September 30, 2001 from $134.3 million or 16.56% at December 31, 2000. Construction loans grew slightly to $73.4 million at September 30, 2001 or 8.51% from $73.1 million at December 31, 2000 or 9.01%. Growth in the construction loan segment includes multifamily residential properties and other commercial real estate development properties. A portion of these loans will move into the commercial real estate portfolio as the projects are completed.

                                                      LOAN PORTFOLIO OVERVIEW
                                                      (AMOUNTS IN THOUSANDS)

                                        SEPTEMBER 30, 2001              DECEMBER 31, 2000
                                 ---------------------------       ---------------------------
                                   AMOUNT           PERCENT          AMOUNT           PERCENT
                                 ----------       ----------       ----------       ----------

Commercial and Agricultural      $   90,313            10.47%      $   75,317             9.28%
Commercial Real Estate              248,237            28.78%         222,571            27.44%
Residential Real Estate             314,389            36.44%         305,302            37.63%
Construction                         73,405             8.51%          73,087             9.01%
Consumer                            135,037            15.65%         134,330            16.56%
Other                                 1,308             0.15%             649             0.08%
                                 ----------       ----------       ----------       ----------
Total                            $  862,689           100.00%      $  811,256           100.00%
                                 ==========       ==========       ==========       ==========

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $9.4 million at September 30, 2001 and $9.0 at December 31, 2000, or 1.1% of total loans (excluding loans held for sale) and OREO for both periods. The following schedule details nonperforming assets by category at the close of each of the last five quarters:

(IN THOUSANDS OF DOLLARS)           SEPTEMBER 30     JUNE 30       MARCH 31      DECEMBER 31     SEPTEMBER 30
                                       2001           2001           2001           2000           2000
                                     --------       --------       --------       --------       --------

Nonaccrual                           $  5,361       $  5,167       $  5,192       $  5,397       $  5,939
Ninety Days Past Due                    1,418          1,442          1,393          1,208          1,182
Other Real Estate Owned              $  2,595       $  2,614       $  2,591          2,406          2,780
                                     --------       --------       --------       --------       --------
                                        9,374          9,223          9,176       $  9,011       $  9,901
                                     ========       ========       ========       ========       ========

Restructured loans
 performing in accordance
 with modified terms                 $    443       $    445       $    446       $    437       $    448
                                     ========       ========       ========       ========       ========



Non-accrual loans decreased $36,000 from December 2000 and $578,000 from September 30, 2000, while ninety day past due loans increased $210,000 and $236,000 over December 31, 2000 and September 30, 2000. Other real estate owned also increased by $189,000 over December and decreased $185,000 from September 2000. Included in the ninety days past due category are two loans with FmHA and SBA guaranteed balances comprising $702,000 of the total in that category of non-performing loans. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The changes in other real estate owned are due to the foreclosure and disposition of properties and no individually significant changes were noted. The parcels of other real estate owned are generally carried at the lesser of their estimated fair market value or cost.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $132.5 million at September 30, 2001 increasing $11.8 million over the $120.7 million reported at December 31, 2000. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2001, the Company's total risk adjusted capital-to-asset ratio was 13.08%. The Company's leverage ratio at September 30, 2001 was 8.48% compared with 8.37% at December 31, 2000. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for bank holding companies of 10% and 5%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($50.3 million), investment securities available for sale ($261.4 million) and Federal Home Loan Bank credit availability of approximately $117.0 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

Changes to the Company's risk profile since December 31, 2000 reflect a change in the balance sheet toward a greater asset sensitive position. The shift in the balance sheet is the result of an increase in the level of prepayments and calls within the bank's portfolio assets of loans and securities occurring during the first nine months of the current year. The substantial level of prepayments and calls as well as the success of a deposit funding campaign instituted in the first nine months of 2001 have lead to an increase in the banks overall liquidity position as reflected in the level of cash reserves of approximately $50.3 million. In addition, the mortgage operations of UFM began using investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments (also deemed to be derivatives) made to potential borrowers. The pipeline of loans is hedged to circumvent unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes.

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

    (a)  N/A

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         Exhibit 3 - Articles of Incorporation and amendments previously filed
         Exhibit 15 - Letter regarding unaudited interim financial information


    (b)  Reports on Form 8-K

         A report on Form 8-K was filed September 17, 2001, announcing the Company's reinstitution of its Stock Repurchase Program.

         A report on Form 8-K was filed on October 17, 2001, announcing the Company's quarterly earnings and depicting certain financial information as of September 30, 2001 and December 31, 2000 and comparative income statements for the three-month periods ending September 30, 2001 and 2000, respectively, compared to previously reported financial information for the preceding four quarters.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE:  November 14, 2001



/s/ John M. Mendez
------------------------------
John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  November 14, 2001


/s/ Kenneth P. Mulkey
------------------------------
Kenneth P. Mulkey
Acting Chief Financial Officer
(Principal Accounting Officer)