Form 10-K
period 2001-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2002-03-26
CIK 859070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
     For the transition period from:__________________ to __________________
                         Commission File Number 0-19297

                        First Community Bancshares, Inc.
             (Exact name of Registrant as specified in its charter)

                      Nevada                           55-0694814
            (State or other jurisdiction     (IRS Employer Identification No.)
         of incorporation or organization)

        One Community Place, Bluefield, Virginia          24605-0989
       (Address of principal executive offices)          ( Zip Code)

       Registrant's telephone number, including area code: (276) 326-9000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2002.

           $242,739,718 based on the closing sales price at that date
                           Common Stock, $1 par value

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 14, 2002.

Common Stock, $1 par value - 9,951,592 (Adjusted for a 10% stock dividend declared February 19, 2002, payable March 28, 2002, to shareholders of record March 1, 2002).

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Bancshares, Inc. 2001 Annual Report to Security Holders are incorporated by reference in Part I and II hereof.

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 16, 2002 are incorporated by reference in Part III of this Form 10-K.

Form 10-K Information

Table of Contents
2001 Form 10-K Annual Report



Part I.                                                                                         Page
Item   1. Business ..........................................................................   3
Item   2. Properties ........................................................................   18
Item   3. Legal Proceedings .................................................................   18
Item   4. Submission of Matters to a Vote of Security Holders ...............................   18

Part II.

Item   5. Market for Registrant's Common Equity and Related Stockholder Matters .............   19
Item   6. Selected Financial Data ...........................................................   19
Item   7. Management's Discussion and Analysis of Financial Condition and Results
          of Operations......................................................................   19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........................   19
Item   8. Financial Statements and Supplementary Data .......................................   19
Item   9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...............................................................   19

Part III.

Item  10. Directors and Executive Officers of the Registrant ................................   19
Item  11. Executive Compensation ............................................................   19
Item  12. Security Ownership of Certain Beneficial Owners and Management ....................   19
Item  13. Certain Relationships and Related Transactions ....................................   20

Part IV.

Item  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ...................   20
          Signatures.........................................................................   21

PART I

Item 1.  BUSINESS

General

First Community Bancshares, Inc. ("FCBI" or the "Company", "Corporation" or "Registrant") is a one-bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. ("FCBNA" or the "Bank"), a national association that conducts commercial banking operations within the states of Virginia, West Virginia and North Carolina. United First Mortgage, Inc. ("UFM"), acquired in the latter part of 1999, is a wholly owned subsidiary of FCBNA and serves as a wholesale and retail distribution channel for FCBNA's mortgage banking business segment. First Community Bancshares, Inc. and its wholly-owned subsidiary have total assets of approximately $1.48 billion at December 31, 2001 and conduct commercial and mortgage banking business throughout the three-state area of Virginia, West Virginia and North Carolina through the 38 branches of FCBNA and 11 mortgage brokerage offices which are located throughout the state of Virginia.

On December 7, 2001, the Company completed the acquisition of several branch facilities of Branch Banking and Trust Company of Virginia (BB&T) and F & M Bank
- Southern Virginia (F&M) located in Clifton Forge, Emporia, and Drakes Branch, Virginia. The completion of this transaction resulted in $77 million in cash, an additional $114 million in deposits to the Bank, and added $31 million to the loan portfolio.


Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of FCBI. This Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements, notes and tables included throughout this report and the First Community Bancshares, Inc. (the "Company" or "First Community") Annual Report to shareholders. All statements other than statements of historical fact included in this Annual Report, including statements in the Letter to Shareholders and in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future -- including statements relating to growth, share of revenues and earnings per share growth and statements expressing general optimism about future operating results -- are forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements since such statements speak only as of the date when made.

Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include: (1) general economic conditions, either nationally or within the Company's markets, could be less favorable than expected, (2) changes in market interest rates could affect interest margins and profitability, (3) competitive pressures could be greater than anticipated, (4) legal or accounting changes could affect the Company's results, (5) acquisition cost savings may not be realized or the anticipated income may not be achieved, and (6) adverse changes could occur in the securities and investments markets. The foregoing list of important factors is not exclusive.

Forward-looking statements made herein reflect management's expectations as of the date such statements are made. Such information is provided to assist stockholders, and potential investors in understanding current and anticipated financial operations of the Company and is included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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



FIRST COMMUNITY BANK, N. A. (A NATIONAL ASSOCIATION)
----------------------------------------------------


At December 31, 2001, the principal assets of FCBI included all of the outstanding shares of common stock of FCBNA, Bluefield, Virginia. FCBNA is a nationally chartered bank organized under the banking laws of the United States. FCBNA engages in general commercial and retail banking business in West Virginia, Virginia and North Carolina through 38 branch facilities. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCBNA also provides trust services and its deposits are insured by the FDIC. FCBNA is a member of the Federal Reserve System and is a member of the Federal Home Loan Bank (FHLB) of Atlanta. Regulatory oversight of the banking subsidiary is conducted by the Office of the Comptroller of the Currency (OCC). FCBNA, through its wholly owned subsidiary, UFM, provides for the origination and sale of mortgages to secondary sources. The required information concerning reportable segments and the required disclosures are incorporated herein by reference to Note 18 of the financial statements included in the Annual Report to Shareholders.

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

Lending Activities

The Company's banking subsidiary generates revenues primarily through the investment of borrowed and deposited funds in earning assets. These assets are comprised of securities available for sale, investment securities, short-term investment vehicles and loans to businesses and individuals. Average loans held for investment represent approximately 70% of average earning assets and present a higher level of credit risk to the Company when contrasted with investment securities.

The principal lending activities of the bank are concentrated primarily within its market areas in West Virginia, Virginia, North Carolina and the surrounding mid-Atlantic area. These are areas with which bank personnel are most acquainted and are within reasonable distances of the bank that allows for timely communications with customers as well as periodic inspections of collateral.

The held for investment loan portfolio total of $904.5 million at December 31, 2001 and is comprised of commercial, real estate and consumer loans including home equity loans. Commercial and commercial real estate loans comprise 46.6% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to, coal mining companies, manufacturers, real estate developers, automobile dealers, and retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Underwriting standards require a comprehensive review and independent evaluation of virtually all commercial loans by Credit Administration and Loan Committees prior to approval with updates to these credit reviews performed periodically on a quarterly or annual basis depending on the size of the loan relationship.

The mortgage offices of UFM provide a distribution outlet for origination and sale of loans to wholesale and retail purchasers. UFM originates residential mortgage loans through its production offices located in eastern Virginia and, consequently, the loans held for sale portfolio at December 31, 2001 was $65.5 million. Risks associated with this lending function include interest rate risk, which is mitigated or hedged through the utilization of financial instruments to offset and equalize the effect of changing interest rates. As of December 31, 2001, UFM held an investment in the underlying notional value of investments in securities ("forwards") of $21 million and interest rate lock commitments of $32 million. The combined market value of the commitments on forwards and loan commitments as of December 31, 2001 is $480,000. This hedging strategy is managed through a series of mathematical tools that are used to quantify the exposure to changes in interest rates and UFM simultaneously enters into forward transactions to minimize the potential volatility of losses as rates change.


Employees

The Registrant and its subsidiary, FCBNA, employed 498 full time equivalent employees at December 31, 2001. Additionally, UFM employed 109 people in the mortgage subsidiary. Management considers employee relations to be excellent.


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

         Capital Adequacy

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

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital"). At December 31, 2001, the Corporation's tier 1 capital and total capital ratios were 10.82 percent and 12.10 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Corporation's leverage ratio at December 31, 2001, was 7.93 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity.

The Corporation's subsidiary bank is subject to similar capital requirements adopted by the Comptroller of the Currency. The capital ratios of the bank subsidiary of the Corporation are set forth in Note 14 in the Annual Report and are incorporated herein by reference.

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

         Borrowings by the Corporation

The banking subsidiary of the Registrant is subject to certain restrictions by regulatory bodies which limit the amounts and the manner in which it may loan funds to the Registrant. The bank is further subject to restrictions on the amount of dividends that can be paid to the Registrant in any one calendar year without prior approval by primary regulators. Payment of dividends by the subsidiary bank to the Registrant cannot exceed net profits, as defined, for the current year combined with net profits for the two preceding years. In addition, any distribution that might reduce the bank's equity capital to unsafe levels or which, in the opinion of regulatory agencies, is not in the best interests of the public, could be prohibited. (For additional information concerning these restrictions, see Note 14 of the Notes to the 2001 Consolidated Financial Statements incorporated herein by reference.)

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

Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and
(v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2001, the Corporation's deposit-taking subsidiary bank had capital levels that qualify it as being "well capitalized" under such regulations.

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


Recent Legislation

         Update on The Gramm-Leach-Bliley Act of 1999


The Gramm-Leach-Bliley Act of 1999 added important new consumer protections related to financial privacy. The law, which modernized financial services by allowing commercial banks, securities firms and insurance industries to compete with each other, also requires banks and other financial institutions to create and disclose privacy policies to their customers.

These policies, which institutions began mailing this year, spelled out how each bank collects, uses and safeguards customer information. To the extent any bank may share information with an unaffiliated company, such as to offer you related products that may be of interest to you, in some cases customers have the right to "opt out." The policies explain how to opt out by providing a response form or special phone number consumers may call.

The protection of personal identifying information is an ongoing challenge for consumers, the government and the private sector. Like other businesses, banks are using technologies to make their products and services more convenient than ever. At the same time, banks are working to ensure their policies and practices are in sync with our customers' expectations of privacy.

Additionally, the GLB Act also protects consumers by directing regulators to establish standards that ensure the security and confidentiality of customer information; prohibit the transfer of credit card or other account numbers to third-party marketers; and outlawing pretext calling (which involves information brokers calling banks to obtain customer information with the intent to defraud the bank or customer).

First Community, as well as the industry, supported these provisions in the GLB Act and remain committed to continuing its tradition of safeguarding confidential financial information.


         Basel Committees Capital Accord


The Basel Committee continues to work toward the development of the "New Basel Accord." The Accord provides the conceptual framework for assessing capital adequacy in a bank through three mutually reinforcing "pillars". The pillars address the adequate capitalization of a bank through risk assessment capital charges for risk inherent in the balance sheet and off balance sheet positions held, the strength of the control environment operated by the institution and market discipline of the bank to adequately disclose the risk and capital positions of the bank in such a way that these positions are more transparent.

The proposed implementation of the Basel Committee's new Capital Accord (final document anticipated in 2002) is not until 2005. However, financial institutions affected by the Accord are preparing to make systems and process changes much sooner. The Accord, that is intended to provide banks with incentives to evolve toward an advanced Internal Risk Based framework while ensuring that banking organizations remain competitive and adequately capitalized. However, the proposals are complex and are not fully developed; therefore, the full impact of this legislation is not entirely understood at this time but will be studied in great detail to understand the necessary preplanning and implementation concerns and their overall impact. Additionally, continued consultations and lobbying relating to the issues are anticipated as well as subsequent proposals from the Basel Committee.


          Anti-Terrorism Legislation and Developments as a Result of September 11, 2001

Although there were a number of rules and proposals that were introduced subsequent to September 11, 2001, two that have a more significant impact upon the banking industry include House Resolutions (H.R.) 3004 and 3162. Banks strongly support the legislative developments embodied within H. R. 3004, the "Financial Anti-Terrorism Act of 2001" that cracks down on money launderers and terrorists. The Nation's war on terrorism has had a major impact on the urgency placed on understanding and knowing customers. Importantly, H.R. 3004 extends the reach of current laws applicable to banks to other sectors of the financial system. In order to assist identification of certain transactions, the Federal Bureau of Investigation has developed a new model, which is intended to spot suspicious activity and money laundering schemes. H.R. 3004 is currently under consideration in the U.S. Senate after being passed in the House. Rule 3162 entitled "Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001," or the USA Patriot Act, provides a number of provisions including enhanced domestic security against terrorism, enhanced surveillance procedures, an act entitled "International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001", provisions for protecting the border, removing obstacles to investigating terrorism, providing for victims of terrorism and their families, the requirement for increased information sharing for critical infrastructure protection, strengthening the criminal laws against terrorism and improved intelligence, among other provisions.

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


I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST
    RATES AND INTEREST DIFFERENTIAL A.& B.  AVERAGE BALANCE SHEETS-NET INTEREST
    INCOME ANALYSIS (AMOUNTS IN THOUSANDS, EXCEPT %)

                                        2001                                  2000                             1999
                                   -------------                         -------------                     -----------
                        AVERAGE       INTEREST    YIELD/RATE    AVERAGE       INTEREST  YIELD/RATE AVERAGE   INTEREST  YIELD/RATE
                        BALANCE            (1)           (1)    BALANCE            (1)         (1) BALANCE         (1)        (1)
                      ------------------------------------------------------------------------------------------------------------
Earning Assets:
Loans:
Held for Sale        $      41,511 $      2,956       7.12% $      3,503 $         281    8.02% $         700 $        58   8.29%
Held for Investment (2)
  Taxable                  836,807       72,120       8.62%      736,519        67,568    9.17%       626,168      57,288   9.15%
  Tax-Exempt                 7,118          711       9.99%        8,051           869   10.79%        10,043       1,062  10.57%
                      -------------  -----------  ----------  -----------  ------------ --------  ------------  ---------- -------
                           843,925       72,831       8.63%      744,570        68,437    9.19%       636,211      58,350   9.17%
Reserve for Loan
  Losses                   (12,753)                              (12,195)                             (11,239)
                      -------------  -----------  ----------  -----------  ------------ --------  ------------  ---------- -------
  Net Total                831,172       72,831       8.76%      732,375        68,437    9.34%       624,972      58,350   9.34%
Securities Available For
  Sale:
  Taxable                  167,672       10,094       6.02%      172,079        11,228    6.52%       186,379      11,417   6.13%
  Tax-Exempt                81,507        6,269       7.69%       36,171         2,464    6.81%        35,627       2,769   7.77%
                      -------------  -----------  ----------  -----------  ------------ --------  ------------  ---------- -------
  Total                    249,179       16,363       6.57%      208,250        13,692    6.57%       222,006      14,186   6.39%
Investment Securities:
  Taxable                    2,511          165       6.57%        4,467           314    7.03%         6,782         465   6.86%
  Tax-Exempt                39,755        3,253       8.18%       70,213         6,113    8.71%        73,938       5,983   8.09%
                      -------------  -----------  ----------  -----------  ------------ --------  ------------  ---------- -------
  Total                     42,266        3,418       8.09%       74,680         6,427    8.61%        80,720       6,448   7.99%
Interest Bearing
  Deposits                  22,197          842       3.79%        6,075           393    6.47%         9,866         482   4.89%
Fed Funds Sold                   -            -           -          330            20    6.06%         8,800         403   4.58%
                      -------------  -----------  ----------  -----------  ------------ --------  ------------  ---------- -------
  Total Earning Assets   1,186,325 $     96,410       8.13%    1,025,213 $      89,250    8.71%       947,064 $    79,927   8.44%
Other Assets                99,989                               102,466                               95,119
                      -------------                           -----------                         ------------
  Total              $   1,286,314                          $  1,127,679                        $   1,042,183
                      =============                           ===========                         ============
Interest-Bearing  Liabilities:
Demand Deposits      $     145,107        2,150       1.48% $    131,432         2,936    2.23% $     137,816       2,974   2.16%
Savings Deposits           131,699        1,698       1.29%      135,417         2,905    2.15%       145,526       3,257   2.24%
Time Deposits              528,267       28,036       5.31%      461,813        24,878    5.39%       451,079      22,912   5.08%
Short-term Borrowings      191,660        9,913       5.17%      149,193         8,050    5.40%        58,365       2,326   3.99%
Long-term Borrowings        10,171          612       6.02%       10,204           611    5.99%        12,905         781   6.05%
                      -------------  -----------  ----------  -----------  ------------ --------  ------------  ---------- -------
  Total Interest-bearing
  Liabilities            1,006,904       42,409       4.21%      888,059        39,380    4.43%       805,691      32,250   4.00%
Demand Deposits            134,726                               117,165                              119,576
Other Liabilities           15,401                                13,788                               13,070
Stockholders' Equity       129,283                               108,667                              103,846
                      -------------                           -----------                         ------------
  Total              $   1,286,314                          $  1,127,679                        $   1,042,183
                      =============  -----------              ===========  ------------           ============  ----------
Net Interest Income                $     54,001                          $      49,870                        $    47,677
                                     ===========                           ============                         ==========
Net Interest Rate Spread (3)                          3.91%                               4.27%                             4.44%
                                                  ==========                            ========                            =====
Net Interest Margin (4)                               4.55%                               4.86%                             5.03%
                                                  ==========                            ========                            =====

(1) Fully Taxable Equivalent-Using the Federeal statuatory rate of 35%.
(2) Non-accrual loans are included in average balances outstanding but with no related interest income.
(3) Represents the difference between the yield on earning assets and cost of funds.
(4) Represents tax equivalent net interest income divided by average interest earning assets.

C. RATE AND VOLUME ANALYSIS OF INTEREST (1)


(Amounts in Thousands)
                                         2001 Compared to 2000                       2000 Compared to 1999
                                          $ Increase/(Decrease) due to                 $ Increase/(Decrease) due to
                                      --------------------------------------       --------------------------------------

                                        Volume         Rate         Total            Volume        Rate         Total
                                      -----------   -----------   ----------       ------------  ----------   -----------
Interest Earned On:
  Loans                             $     11,430  $     (4,361) $     7,069      $      10,160  $      150  $     10,310
  Investment securities available
      for sale                             3,168          (497)       2,671               (865)        371          (494)
  Investement securities
      held to maturitiy                   (2,642)         (367)      (3,009)              (473)        452           (21)
  Interest-bearing deposits
      with other banks                       670          (221)         449               (218)        129           (89)
  Federal funds sold                         (10)          (10)         (20)              (482)         99          (383)
                                      -----------   -----------   ----------       ------------  ----------   -----------
Total interest-earning  assets            12,616        (5,456)       7,160              8,122       1,201         9,323
                                      -----------   -----------   ----------       ------------  ----------   -----------

Interest Paid On:
  Demand deposits                            281        (1,067)        (786)              (141)        103           (38)
  Savings deposits                           (78)       (1,129)      (1,207)              (220)       (132)         (352)
  Time deposits                            3,532          (374)       3,158                555       1,411         1,966
  Short-term borrowings                    2,483          (615)       1,868              4,663       1,061         5,724
  Long-term debt                              (2)           (2)          (4)              (162)         (8)         (170)
                                      -----------   -----------   ----------       ------------  ----------   -----------
Total interest-bearing liabilitites        6,216        (3,187)       3,029              4,695       2,435         7,130
                                      -----------   -----------   ----------       ------------  ----------   -----------

Change in net interest income       $      6,400  $     (2,269) $     4,131      $       3,427  $   (1,234) $      2,193
                                      ===========   ===========   ==========       ============  ==========   ===========

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

II.  INVESTMENT PORTFOLIO

     A.  Amortized Cost of Investment Securities Held to Maturity:


                                                                                            December 31,
(Amounts in Thousands)                                                       2001               2000             1999
                                                                           ----------        -----------       ----------
U. S. Treasury Securities                                              $           -      $           -      $       100
U. S Government Agencies and Corporations                                        743              2,103            3,663
States and Political Subdivisions                                             39,768             72,264           73,640
Other Securities                                                               1,373              1,369            1,365
                                                                           ----------        -----------       ----------
                                                                       $      41,884      $      75,736      $    78,768
                                                                           ==========        ===========       ==========


        Market Value of Securities Available for Sale:

                                                                                            December 31,
(Amounts in Thousands)                                                       2001               2000             1999
                                                                           ----------        -----------       ----------

U. S Government Agencies and Corporations                              $     196,203      $     134,157      $   143,636
States and Political Subdivisions                                             97,449             34,648           33,355
Other Securities                                                              60,355             38,757           35,114
                                                                           ----------        -----------       ----------
                                                                       $     354,007      $     207,562      $   212,105
                                                                           ==========        ===========       ==========

     B.  Maturity and Yields:

The required information is incorporated by reference to pages 37 through 40 of the 2001 Annual Report.

     C. There are no issues included in obligations of states and political subdivisions or other securities that exceed ten percent of stockholders' equity.

III.  HELD FOR INVESTMENT LOAN PORTFOLIO


     A.  Loan Summary:
                                                                         December 31,
                                  ---------------------------------------------------------------------------------------
(Amounts in Thousands)                2001                2000               1999               1998             1997
                                  ------------          ----------         ----------        -----------       ----------
Commercial, Financial and
  Agricultural                    $   162,173       $      86,887      $      92,739      $      77,233      $    82,445
Real Estate-Commercial                259,717             222,571            208,228            170,683          202,625
Real Estate-Construction               77,402              73,087             24,684              8,988            9,612
Real Estate-Residential               267,139             293,732            248,952            228,540          227,465
Consumer                              138,426             135,692            128,541            127,169          151,429
Other                                     961                 649                 62                894            1,185
                                   -----------          ----------         ----------        -----------       ----------
     Total                            905,818             812,618            703,206            613,507          674,761
Less Unearned Income                    1,322               1,362              1,490              2,014            2,944
                                   -----------          ----------         ----------        -----------       ----------
                                      904,496             811,256            701,716            611,493          671,817
Less Reserve for Loan Losses           13,952              12,303             11,900             11,404           11,406
                                   -----------          ----------         ----------        -----------       ----------
     Net Loans                    $   890,544        $    798,953       $    689,816       $    600,089       $  660,411
                                   ===========          ==========         ==========        ===========       ==========

B.  Maturities and Rate Sensitivity of Loan Portfolio at December 31, 2001:


(Amounts in Thousands)                     Remaining Maturities
                                       ------------------------------------------------
                                                           Over One
                                            One Year          to         Over Five
                                            and Less      Five Years       Years           Total        Percent
                                          ------------   ------------   ------------   -------------  -------------
Commercial, Financial and
  Agricultural                         $      110,311 $       37,928 $       13,934 $       162,173         17.93%

Real Estate-Commercial                        104,184         74,176         81,357         259,717         28.71%

Real Estate-Construction                       45,260         15,748         16,394          77,402          8.56%

Real Estate-Mortgage                           44,023         65,484        157,632         267,139         29.53%

Consumer                                       22,644        103,248         11,212         137,104         15.16%

Other                                             356            587             18             961          0.11%
                                          ------------   ------------   ------------   -------------  -------------
                                       $      326,778 $      297,171 $      280,547 $       904,496        100.00%
                                          ============   ============   ============   =============  =============

Rate Sensitivity:
Pre-determined Rate                    $      105,166 $      244,513 $      271,470 $       621,149         68.67%
Floating or Adjustable Rate                   221,612         52,658          9,077         283,347         31.33%
                                          ------------   ------------   ------------   -------------  -------------
                                       $      326,778 $      297,171 $      280,547 $       904,496        100.00%
                                          ============   ============   ============   =============  =============

                                               36.13%         32.85%         31.02%         100.00%

C. Risk Elements: The required information for risk elements is included below and incorporated by reference to pages 19, 20 and 43 of the 2001 Annual Report.

Nonperforming Assets:


                                                                        December 31,
(Amounts in Thousands)                       2001           2000           1999            1998           1997
                                          ------------   ------------   ------------   -------------  -------------

Non-accruing Loans                     $        3,633 $        5,397 $        7,889 $         7,763 $        9,988
Loans Past Due Over 90 Days                     1,351          1,208          1,259             377          4,391
Restructured Loans Performing
  in Accordance with Modified
  Terms                                           518            502            505             509            534
Gross Interest Income Which
  Would Have Been Recorded
  Under Original Terms of
  Non-Accruing and Restructured
  Loans                                           291            409            436
Actual Interest Income During
  the Period                                       97            105             78

IV.  SUMMARY OF LOAN LOSS EXPERIENCE


     A. 1.   Summary of Loan Loss Experience:                                 Years Ended December 31,
                                                   --------------------------------------------------------------------------

(Amounts in Thousands, Except Percent Data)              2001           2000           1999           1998          1997
                                                      ------------   ------------   ------------   -----------   ------------

Balance of reserve at beginning of period          $       12,303 $       11,900 $       11,404 $      11,406 $        8,987
Acquisition balances                                          484          1,051              -                        1,981
Charge-offs:
     Commercial, financial and agricultural                 1,979          2,911            562         3,602          2,052
     Real estate-residential                                  720            629            268           367            385
     Installment                                            2,181          1,996          2,178         3,019          2,761
                                                      ------------   ------------   ------------   -----------   ------------
          Total Charge-offs                                 4,880          5,536          3,008         6,988          5,198
                                                      ------------   ------------   ------------   -----------   ------------
Recoveries:
     Commercial, financial and agricultural                   155            267             74           190            130
     Real estate-residential                                  298             82             60            31             31
     Installment                                              458            553            477           515            512
                                                      ------------   ------------   ------------   -----------   ------------
          Total Charge-offs                                   911            902            611           736            673
                                                      ------------   ------------   ------------   -----------   ------------
Net charge-offs                                             3,969          4,634          2,397         6,252          4,525
Provision charged to operations                             5,134          3,986          2,893         6,250          4,963
                                                      ------------   ------------   ------------   -----------   ------------
Balance of reserve at end of period                $       13,952 $       12,303 $       11,900 $      11,404 $       11,406
                                                      ============   ============   ============   ===========   ============

Ratio of net charge-offs to average loans
     held for investment                                    0.47%          0.62%          0.38%         0.97%          0.73%

Ratio of reserve to loans held for investment               1.54%          1.52%          1.70%         1.86%          1.70%

    A. 2. The required information is incorporated by reference to pages 18, 33 & 34 of the 2001 Annual Report.

    B.  Allocation of Reserve for Loan Losses:


(Amounts in Thousands, Except Percent Data)
                                                                December 31,
                        -------------------------------------------------------------------------------------------------
                               2001               2000              1999              1998                  1997
                        ----------------  ------------------ -----------------  -----------------   ---------------------
Commercial, Financial
     and Agricultural   $ 8,399   47.00%  $   6,798   38.00% $  4,919   43.00%  $  4,054   40.00%   $  4,795       42.00%

Real Estate-Mortgage      3,543   38.00%      3,289   46.00%    2,578   39.00%     2,297   39.00%      2,819       35.00%

Consumer                  2,010   15.00%      1,861   16.00%    1,413   18.00%     1,378   21.00%      1,979       23.00%

Unallocated                 -      0.00%        355    0.00%    2,990    0.00%     3,675    0.00%      1,813        0.00%
                        ----------------  ------------------ -----------------  -----------------   ---------------------

     Total              $13,952  100.00%   $ 12,303  100.00% $ 11,900  100.00%  $ 11,404  100.00%   $ 11,406      100.00%
                        =======  ======    ========  ======  ========  ======   ========  ======    ========      ======


The percentages in the table above represent the percent of loans in each category of total loans.

V.  Deposits

      A. The required information for average deposits and rates paid by type is included on page 12 of this report.

      B. Not applicable.

      C. Not applicable.

      D. The required information is incorporated by reference to page 45 of the 2001 Annual Report.

      E. Not applicable.

VI. Return on Equity and Assets

      A. The required information is incorporated by reference to page 8 of the 2001 Annual Report.

VII.     Short-Term Borrowings

      A. Securities Sold Under Agreements to Repurchase and Other Short-Term
         Borrowings:

         The Company uses various short-term funding sources including term repurchase agreements, structured term borrowings from the FHLB, customer repurchase agreements and Federal funds purchased. The Company's short-term borrowings and rates paid are summarized as follows (Amounts in Thousands, Except Percent Data):


                                           2001                     2000                     1999
                                   -----------------------   ----------------------   -----------------------
                                    Amount        Rate        Amount       Rate        Amount       Rate
                                   -----------------------   ----------------------   -----------------------
At year-end                      $      240,918     5.78%  $     174,016     5.52%  $     127,762      3.99%
Average during the year                 191,660     5.17%        149,193     5.40%         58,365      3.26%
Maximum month-end balance               240,918                  182,187                  127,762


      B. Long-Term Advances From the FHLB and Long-Term Debt

         The required information is incorporated by reference to pages 20 and 44 of the 2001 Annual Report.


Item 2.  Properties

         The principal offices of the Corporation and FCBNA are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. Additional details regarding the physical location and number of banking offices is located on pages 65 - 66 in the 2001 Annual Report and incorporated herein by reference. The Corporation's banking subsidiary owns in fee 38 offices while others are leased or are located on leased land. United First Mortgage, Inc., a wholly-owned subsidiary of FCBNA, maintains 11 leased office facilities in eastern Virginia throughout a geographic area ranging from Virginia Beach, Virginia to Harrisonburg, Virginia.


Item 3.  Legal Proceedings

         In the normal course of business, the Company is a defendant in various legal actions and asserted claims most of which involve lending and collection activities. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Matters

The number of common stockholders of record on December 31, 2001 was 2,439 and outstanding shares (adjusted for the 10% stock dividend) totaled 9,951,592. The required information is incorporated by reference to page 9 of the 2001 Annual Report.


Item 6.  Selected Financial Data

The required information is incorporated by reference to page 8 of the 2001 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The required information is incorporated by reference to pages 4 through 25 of the 2001 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The required information is incorporated by reference to pages 21 through 23 of the 2001 Annual Report.

Item 8.  Financial Statements and Supplementary Data

The required information is incorporated by reference to pages 26 through 60 of the 2001 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 3, 4, 5, and 6 of the Proxy Statement relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to executive officers has been omitted in accordance with General Instruction G. Such information regarding executive officers appears on pages 7, 8, 10 and 11 of the Proxy Statement relating to the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appearing on pages 8 and 10 through 14 of the Proxy Statement relating to the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appearing on page 6 of the Proxy Statement relating to the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The required information concerning certain relationships and related transactions has been omitted in accordance with General Instruction G. Such information appearing on pages 5 and 6 of the Proxy Statement relating to the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Financial Statements

         The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the independent Auditors' Report dated February 8, 2002 are incorporated by reference to pages 26 through 62 of the 2001 Annual Report which is included herein as
         Exhibit 13.

   (2)   Financial Statement Schedules

         All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2001 Consolidated Financial Statements.

         (b) Reports on Form 8-K filed during the last quarter of the period covered by this report were as follows:

             On October 17, 2001 a report on Form 8-K was filed in conjunction with announcement of the Companies third quarter operating results.

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

  (11)   Statement Regarding Computation of Per Share Earnings

         The statement regarding computation of per share earnings is included as Note 1 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Stockholders and is incorporated herein by reference.

  (12)   Computation of Ratios

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

                            BY:      /s/ John M. Mendez
                                     ------------------------------------------
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                            BY:      /s/ Kenneth P. Mulkey
                                     ------------------------------------------
                                     Principal Accounting Officer


Signature                                   Title                                      Date

/s/ Sam Clark                               Director                                   03/26/2002
-------------------------------------
(Sam Clark)

/s/ Allen T. Hamner                         Director                                   03/26/2002
-------------------------------------
(Allen T. Hamner)

/s/ B. W. Harvey                            Director                                   03/26/2002
-------------------------------------
(B.W. Harvey)

/s/ I. Norris Kantor                        Director                                   03/26/2002
-------------------------------------
(I. Norris Kantor)

/s/ John M. Mendez                          President, Chief Executive                 03/26/2002
-------------------------------------       Officer and Director (Principal
(John M. Mendez)                            Executive Officer)


/s/ A. A. Modena.                           Director                                   03/26/2002
-------------------------------------
(A. A. Modena)

/s/ Robert E. Perkinson, Jr.                Director                                   03/26/2002
-------------------------------------
(Robert E. Perkinson, Jr.)

/s/ William P. Stafford                     Chairman of the Board and Directors        03/26/2002
-------------------------------------
(William P. Stafford)

/s/ William P. Stafford, II                 Director                                   03/26/2002
-------------------------------------
(William P. Stafford, II)

/s/ W. W. Tinder, Jr.                       Director                                   03/26/2002
-------------------------------------
(W. W. Tinder, Jr.)