Form 10-Q
period 2002-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2002-05-13
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
---      THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended: March 31, 2002
                                                 --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---      THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (276) 326-9000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X               No
                                     ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                      Outstanding at April 30, 2002
     Common Stock, $1 Par Value                            9,950,982
                                                 ----------------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                      For the quarter ended March 31, 2002

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        REFERENCE
                                                                       ---------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2002 and
             December 31, 2001                                                3
          Consolidated Statements of Income for the Three
             Months Ended March 31, 2002 and 2001                             4
          Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2002 and 2001                       5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Three Months Ended March 31,
             2002 and 2001                                                    6
          Notes to Consolidated Financial Statements                       7-12
          Independent Accountants' Review Report                             13

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    14-21

          Item 3.  Quantitative and Qualitative Disclosures about            21
                   Market Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                         21

          Item 2.  Changes in Securities and Use of Proceeds                 21

          Item 3.  Defaults Upon Senior Securities                           21

          Item 4.  Submission of Matters to a Vote of                        21
                   Security Holders

          Item 5.  Other Information                                         22

          Item 6.  Exhibits and Reports on Form 8-K                          22

SIGNATURES                                                                   24

PART I. ITEM 1.  FINANCIAL STATEMENTS

                        FIRST COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
-------------------------------------------------------------------------------

                                                                                    March 31          December 31
                                                                                      2002                2001
Assets                                                                            (Unaudited)           (Note 1)
                                                                                  -----------         -----------
Cash and due from banks                                                           $    28,547         $    47,566
Interest-bearing balances-FHLB                                                            830                 249
Securities available for sale (amortized cost of $369,142 at
    March 31, 2002; $352,759 at December 31, 2001)                                    368,526             354,007
Securities held to maturity (fair value of $43,067 at
    March 31, 2002; $43,393 at December 31, 2001)                                      41,446              41,884
Loans held for sale                                                                    47,596              65,532
Loans, net of unearned income                                                         911,746             904,496
    Less allowance for loan losses                                                     14,271              13,952
                                                                                  -----------         -----------
Net loans                                                                             897,475             890,544
Premises and equipment                                                                 21,927              21,713
Other real estate owned                                                                 2,538               3,029
Interest receivable                                                                     9,139               8,765
Other assets                                                                           23,459              18,468
Goodwill                                                                               25,055              25,350
Other intangible assets                                                                 1,070               1,128
                                                                                  -----------         -----------
            Total Assets                                                          $ 1,467,608         $ 1,478,235
                                                                                  ===========         ===========

Liabilities
Deposits:
    Noninterest-bearing                                                           $   152,980         $   161,346
    Interest-bearing                                                                  929,226             916,914
                                                                                  -----------         -----------
       Total Deposits                                                               1,082,206           1,078,260
Interest, taxes and other liabilities                                                  16,135              15,852
Fed Funds Purchased                                                                     4,560              26,500
Securities sold under agreements to repurchase                                         79,238              79,262
FHLB borrowings and other indebtedness                                                149,467             145,320
                                                                                  -----------         -----------
            Total Liabilities                                                       1,331,606           1,345,194
                                                                                  -----------         -----------


Stockholders' Equity
Common stock, $1 par value; 15,000,000 shares authorized; 9,956,714 issued in
   2002 and 9,955,425 issued in 2001; and 9,950,982 and 9,936,442
   outstanding in 2002 and 2001, respectively                                           9,957               9,955
Additional paid-in capital                                                             58,600              60,189
Retained earnings                                                                      67,981              62,566
Treasury stock, at cost                                                                  (167)               (424)
Accumulated other comprehensive (loss) income                                            (369)                755
                                                                                  -----------         -----------
            Total Stockholders' Equity                                                136,002             133,041
                                                                                  -----------         -----------

            Total Liabilities and Stockholders' Equity                            $ 1,467,608         $ 1,478,235
                                                                                  ===========         ===========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (Amounts in Thousands Except Share and Per Share Data) (Unaudited)
-------------------------------------------------------------------------------

                                                                    Three Months
                                                                       Ended
                                                                      March 31
                                                               2002              2001
                                                            ----------        ----------
Interest Income:
Interest and fees on loans held for investment              $   18,036        $   18,129
Interest and fees on loans held for sale                           844               611
Interest on securities-taxable                                   3,378             2,679
Interest on securities-nontaxable                                1,742             1,384
Interest on federal funds sold and deposits in banks                43                98
                                                            ----------        ----------
              Total interest income                             24,043            22,901
                                                            ----------        ----------

Interest Expense:
Interest on deposits                                             6,993             8,411
Interest on borrowings                                           2,577             2,575
                                                            ----------        ----------
              Total interest expense                             9,570            10,986
                                                            ----------        ----------
              Net interest income                               14,473            11,915
Provision for loan losses                                          937               747
                                                            ----------        ----------
Net interest income after provision for loan losses             13,536            11,168
                                                            ----------        ----------

Noninterest Income:
Fiduciary income                                                   343               409
Service charges on deposit accounts                              1,463             1,305
Other service charges, commissions and fees                        326               477
Mortgage banking income                                          3,249             1,745
Other operating income                                             296               231
Gain on sale of securities                                         177                51
                                                            ----------        ----------
              Total noninterest income                           5,854             4,218
                                                            ----------        ----------

Noninterest Expense:
Salaries and employee benefits                                   5,803             4,671
Occupancy expense of bank premises                                 743               662
Furniture and equipment expense                                    503               463
Goodwill and core deposit amortization                             287               556
Other operating expense                                          3,501             2,601
                                                            ----------        ----------
              Total noninterest expense                         10,837             8,953
                                                            ----------        ----------

Income before income taxes                                       8,553             6,433
Income tax expense                                               2,375             1,977
                                                            ----------        ----------
              Net Income                                    $    6,178        $    4,456
                                                            ==========        ==========
Basic and diluted earnings per common share                 $     0.62        $     0.45
                                                            ==========        ==========

Weighted average basic shares outstanding                    9,933,222         9,945,443
                                                            ==========        ==========
Weighted average diluted shares outstanding                  9,977,531         9,951,840
                                                            ==========        ==========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA) (UNAUDITED)
-------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                   March 31
                                                                             2002            2001
                                                                           ---------       ---------
Operating Activities
Cash flows from operating activities:
Net income                                                                 $   6,178       $   4,456
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Provision for loan losses                                                   937             747
     Depreciation of premises and equipment                                      376             373
     Amortization of intangible assets                                           237             529
     Net investment amortization and accretion                                   415              31
     Net gain on the sale of assets                                           (1,928)           (931)
     Mortgage loans originated for sale                                     (148,816)       (115,665)
     Proceeds from sale of mortgage loans                                    168,074          69,239
     Increase in interest receivable                                            (374)          1,157
     Decrease in other assets                                                 (4,126)           (839)
     Increase in other liabilities                                             1,214           1,765
     Other, net                                                                  597              (4)
                                                                           ---------       ---------
Net cash provided by (used in) operating activities                           22,784         (39,142)
                                                                           ---------       ---------

Investing Activities
Cash flows from investing activities:
Proceeds from sales of securities available for sale                           2,792           7,444
Proceeds from maturities and calls of securities available for sale           12,297          31,664
Proceeds from maturities and calls of investment securities                      445           1,246
Purchase of securities available for sale                                    (31,719)           (838)
Net increase in loans made to customers                                       (7,414)        (11,978)
Purchase of premises and equipment                                              (842)         (1,014)
                                                                           ---------       ---------
Net cash (used in) provided by investing activities                          (24,441)         26,524
                                                                           ---------       ---------

Financing Activities
Cash flows from financing activities:
Net increase in demand and savings deposits                                   16,938           6,579
Net (decrease) increase in time deposits                                     (12,893)         19,958
Net (decrease) increase in short-term debt                                   (17,712)          8,536
Repayment of long-term debt                                                     (105)             (4)
Acquisition of treasury stock                                                   (521)           (223)
Dividends paid                                                                (2,488)         (2,084)
                                                                           ---------       ---------
Net cash (used in) provided by financing activities                          (16,781)         32,762
                                                                           ---------       ---------

Cash and Cash Equivalents
Net (decrease) increase in cash and cash equivalents                         (18,438)         20,144
Cash and cash equivalents at beginning of year                                47,815          50,243
                                                                           ---------       ---------
Cash and cash equivalents at end of year                                   $  29,377       $  70,387
                                                                           =========       =========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION), (UNAUDITED)

                                                                                                         ACCUMULATED
                                                             ADDITIONAL                                    OTHER
                                                 COMMON       PAID-IN        RETAINED       TREASURY    COMPREHENSIVE
                                                 STOCK        CAPITAL        EARNINGS        STOCK      (LOSS) INCOME      TOTAL
                                                 ------      ----------      --------       --------    -------------     --------
Balance January 1, 2001                            9,052        35,273         78,097         (202)          (1,538)       120,682
Comprehensive income:
Net income                                          --            --            4,456         --               --            4,456
   Other comprehensive income, net of tax:
     Net unrealized gains on
          securities available for sale             --            --             --           --              2,536          2,536
                                                                             --------                      --------       --------
         Comprehensive income                       --            --            4,456         --              2,536          6,992
Common dividends declared
   ($.23 per share)                                 --            --           (2,084)        --               --           (2,084)
Purchase 10,381 treasury shares at
   $21.51 per share                                 --            --             --           (224)            --             (224)
Treasury share distribution to ESOP                 --              29           --            378             --              407
                                                --------      --------       --------        -----         --------       --------
Balance March 31, 2001                             9,052        35,302         80,469          (48)             998        125,773
                                                ========      ========       ========        =====         ========       ========

Balance January 1, 2002                            9,955        60,189         62,566         (424)             755        133,041
Comprehensive income:
Net income                                          --            --            6,178         --               --            6,178
   Other comprehensive income, net of tax:
     Net unrealized gains on
          securities available for sale             --            --             --           --             (1,124)        (1,124)
                                                                             --------                      --------       --------
         Comprehensive income                       --            --            6,178         --             (1,124)         5,054
Common dividends declared
   ($.25 per share)                                 --            --           (2,488)        --               --           (2,488)
10% stock dividend and fractional share
   adjustment                                          2        (1,729)         1,725          (14)            --              (16)
Purchase 17,844 treasury shares at
   $29.19 per share                                 --            --             --           (521)            --             (521)
Treasury share distribution to ESOP                 --             140           --            792             --              932
                                                --------      --------       --------        -----         --------       --------
Balance March 31, 2002                             9,957        58,600         67,981         (167)            (369)       136,002
                                                ========      ========       ========        =====         ========       ========


See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of March 31, 2002 and the unaudited consolidated statements of income, cash flows and changes in stockholders' equity for the three months ended March 31, 2002 and 2001 have been prepared by the management of First Community Bancshares, Inc. (FCBI, the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at March 31, 2002 and its results of operations, cash flows, and changes in stockholders' equity for the three months ended March 31, 2002 and 2001 have been made. These results are not necessarily indicative of the results of consolidated operations for the full calendar year.

The consolidated balance sheet as of December 31, 2001 has been extracted from audited financial statements included in the Company's 2001 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2001 Annual Report of FCBI.

NOTE 2.   STOCK DIVIDEND

On February 19, 2002, the Company's Board of Directors authorized a 10% stock dividend to shareholders of record March 1, 2002, which was distributed March 28, 2002. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to give effect to the stock dividend. Stockholders equity beginning balances as of January 1, 2002 have been adjusted to reflect the effect of the 10% stock dividend. Fractional share adjustments are reflected in the current period ended March 31, 2002.

NOTE 3.   MERGERS AND ACQUISITIONS

On December 7, 2001, the Company completed the acquisition of several branches of Branch Banking and Trust Company of Virginia ("BB&T") and F & M Bank - Southern Virginia ("F&M") located in Clifton Forge, Emporia, and Drakes Branch, Virginia. The total consideration paid of $3.6 million resulted in an intangible asset of approximately $3.8 million. The consummation of this transaction resulted in $77 million in cash, an additional $114 million in deposits to the Bank, and $31 million in additional loans.

NOTE 4.   BORROWINGS

Structured term borrowings from the Federal Home Loan Bank (FHLB) of Atlanta of $125 million in convertible and callable advances and $20 million of noncallable term advances are presently being used as funding vehicles.

The callable advances may be called based on predefined factors in quarterly increments after a lockout period, which may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. Contractual maturities of the callable advances are $25 million in 2002 and $100 million in 2010.

The above referenced noncallable term borrowings with the FHLB of $20 million as of March 31, 2002 have defined maturities. $10 million of this debt matures in 2002, $8 million matures in 2003, and the $2 million matures in 2008.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company is currently a defendant in various legal actions and asserted claims most of which involve lending and collection activities arising in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or results of operations of the Company.

For loans to be sold, the Company enters into forward commitments or derivatives to manage the risk inherent in interest rate lock commitments made to potential borrowers. The inventory of loans and loan commitments (both retail and wholesale) are hedged to protect the Company from unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers, and consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments derived from these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income.

As of March 31, 2002, UFM held an investment in the underlying notional value of investments in securities ("forward commitments") of $61.0 million and had interest rate lock commitments of $73.9 million. The combined market value of the commitments on forwards and loan commitments as of March 31, 2002 and December 31, 2001 is $1.1 million and $480,000, respectively. The increase in the fair value is due to an increase in the volume and the change in pricing of the forward commitments from December 31, 2001 to March 31, 2002. This hedging strategy is managed through a series of mathematical tools that are used to quantify the exposure to changes in interest rates and UFM simultaneously enters into forward transactions to minimize the potential volatility of losses as rates change.

NOTE 6.  OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:


                                                                             THREE MONTHS ENDED
                                                                          MARCH 31          MARCH 31
                                                                            2002              2001
                                                                          --------          --------
                                                                            (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Unrealized (losses) gains arising during the period                       $(1,687)          $ 4,275
Tax benefit (expense)                                                         669            (1,708)
                                                                          -------           -------
Unrealized (losses) gains  arising during the period, net of tax           (1,018)            2,567
Reclassification adjustment for gains realized in net
  income                                                                     (177)              (51)
Tax expense of reclassification                                                71                20
                                                                          -------           -------
Other comprehensive (loss) income                                          (1,124)            2,536
Beginning accumulated other comprehensive gain (loss)                         755            (1,538)
                                                                          -------           -------
Ending accumulated other comprehensive (loss) income                      $  (369)          $   998
                                                                          =======           =======


NOTE 7.  SEGMENT INFORMATION

The Company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The Community Banking segment consists of the Company's full-service bank that offers customers traditional banking products and services through various delivery channels. The Mortgage Banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. The accounting policies for each of the business segments are the same as those of the Company.

Information for each of the segments is included below.



                                                              THREE MONTHS ENDED MARCH 31, 2002
                                                                   (AMOUNTS IN THOUSANDS)
                                          COMMUNITY       MORTGAGE
                                           BANKING        BANKING          PARENT       ELIMINATIONS        TOTAL
                                         ----------      ----------      ----------     ------------      ----------
Net interest income                      $   14,122      $      289      $       57      $        5       $   14,473
Provision for loan losses                       937            --              --              --                937
                                         ----------      ----------      ----------      ----------       ----------
Net interest income after provision
  for loan losses                            13,185             289              57               5           13,536
Other income                                  2,347           3,249             395            (137)           5,854
Other expenses                                8,350           2,379             240            (132)          10,837
                                         ----------      ----------      ----------      ----------       ----------
Income before income taxes                    7,182           1,159             212            --              8,553
Income tax expense                            1,860             455              60            --              2,375
                                         ----------      ----------      ----------      ----------       ----------
Net income                               $    5,322      $      704      $      152      $     --         $    6,178
                                         ==========      ==========      ==========      ==========       ==========

Average assets                           $1,451,354      $   54,087      $  136,430      $ (185,008)      $1,456,863
                                         ==========      ==========      ==========      ==========       ==========


                                                             THREE MONTHS ENDED MARCH 31, 2001
                                                                   (AMOUNTS IN THOUSANDS)
                                          COMMUNITY       MORTGAGE
                                           BANKING        BANKING           PARENT        ELIMINATIONS         TOTAL
                                         ----------      ----------       ----------      ------------       ----------
Net interest income                      $   11,792      $      (34)      $       76       $       81       $   11,915
Provision for loan losses                       747            --               --               --                747
                                         ----------      ----------       ----------       ----------       ----------
Net interest income after provision
  for loan losses                            11,045             (34)              76               81           11,168
Other income                                  2,471           1,747             --               --              4,218
Other expenses                                7,273           1,520               79               81            8,953
                                         ----------      ----------       ----------       ----------       ----------
Income (loss) before income taxes             6,243             193               (3)            --              6,433
Income tax expense (benefit)                  1,921              60               (4)            --              1,977
                                         ----------      ----------       ----------       ----------       ----------
Net income                               $    4,322      $      133       $        1       $     --         $    4,456
                                         ==========      ==========       ==========       ==========       ==========

Average assets                           $1,229,483      $   30,592       $  123,648       $ (160,512)      $1,223,211
                                         ==========      ==========       ==========       ==========       ==========


NOTE 8.  RECENT ACCOUNTING DEVELOPMENTS

On June 29, 2001, the FASB approved Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141) and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements drastically change the accounting for business combinations, goodwill, and intangible assets.

Statement 141 eliminated the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Statement 142 supersedes APB Opinion No. 17, Intangible Assets and carries forward its provisions related to internally developed intangible assets without the FASB's reconsideration. Under Statement 142, certain goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit. Goodwill within the scope of Statement 72 will continue to be amortized and will be tested for impairment.

Effective January 1, 2002, FCBI ceased amortization of certain goodwill in accordance with FASB Statement 142. The following table depicts the pro forma effect of Statement 142 on earnings and earnings per share for the quarter ended March 31, 2001.

       (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              2002              2001
                                                            -------           --------
Reported net income                                         $ 6,178           $  4,456
Add back:  goodwill amortization, net of tax                      -                355
                                                            -------           --------
  Adjusted net income                                       $ 6,178           $  4,811
                                                            =======           ========

Basic and diluted earnings per share:
Reported net income                                         $  0.62           $   0.45
Goodwill amortization, net of tax                                 -               0.04
                                                            -------           --------
  Adjusted net income                                       $  0.62           $   0.49
                                                            =======           ========




In accordance with the new disclosure requirements of FASB Statement 142, the following information is presented regarding intangibles subject to amortization and those not subject to amortization.


                                                                   AS OF DECEMBER 31, 2001
                                                            -------------------------------------
                                                                    (AMOUNTS IN THOUSANDS)
                                                              GROSS                        NET
                                                            CARRYING      ACCUMULATED    CARRYING
                                                             AMOUNT      AMORTIZATION     AMOUNT
                                                            --------     ------------    --------
Goodwill subject to amortization                            $ 13,972       $ 2,761       $ 11,211

Goodwill not subject to amortization                        $ 23,259       $ 9,120       $ 14,139

Core deposit intangibles subject to amortization            $  2,349       $ 1,221       $  1,128


The net carrying amount of goodwill of $25,350 as of December 31, 2001 is comprised of goodwill recorded in the community banking segment of $24,347 and goodwill recorded in the mortgage banking segment of $1,003.

The amortization expense for goodwill subject to amortization and core deposit intangibles for each of the next 5 years is as follows:

                 (AMOUNTS IN THOUSANDS)

                 2002           $ 1,165

                 2003           $ 1,105

                 2004           $ 1,086

                 2005           $ 1,078

                 2006           $ 1,038


FASB Statement 142 requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first six months after adoption. The impairment test involves identifying separate reporting units based on the reporting structure of the Corporation, then assigning all assets and liabilities, including goodwill, to these units. Goodwill is assigned based on the reporting unit benefiting from the factors that gave rise to the goodwill. Each reporting unit is then tested for goodwill impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Any impairment loss determined with this transitional test would be reported as a change in accounting principle. The Corporation has completed a preliminary transitional impairment test of goodwill and based on current information does not expect to record an impairment loss as a result of this test.

NOTE 9.  EARNINGS PER SHARE

The Company's basic and diluted earnings per share were $0.62 and $0.45 (adjusted from $0.49 for the 10% stock dividend) for the quarters ending March 31, 2002 and 2001, respectively. The dilutive shares of 44,309 in March 31, 2002, and 6,397 in March 31, 2001 did not have a material impact on the Company's earnings per share.


NOTE 10.   PROVISION AND ALLOWANCE FOR LOAN LOSSES

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

Formula reserves, based on historical loss experience, are available to cover the homogeneous loans not individually evaluated. The formula reserve is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). To determine the amount of reserve needed for each loan category, an estimated loss percentage is developed based upon historical loss percentages. The calculated percentage is used to determine the estimated reserve excluding any relationships specifically identified and individually evaluated. While allocations are made to specific loans and classifications within the various categories of loans, the reserve is available for all loan losses. In developing the allowance for loan losses, the Company also considers various inherent risk factors, such as current economic conditions, the level of delinquencies and nonaccrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, and any concentration of credits in certain industries or geographic areas.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. (First Community) as of March 31, 2002 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of First Community as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Ernst & Young LLP


Charleston, West Virginia
April 20, 2002

FIRST COMMUNITY BANCSHARES, INC.
PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements included in this report. This discussion and analysis should be read in conjunction with the 2001 Annual Report to Shareholders and the other financial information included in this report.

First Community is a multi-state holding company headquartered in Bluefield, Virginia with total assets of $1.47 billion at March 31, 2002. First Community through its community banking subsidiary, First Community Bank, N. A. ("FCBNA"), provides financial, mortgage brokerage and origination and trust services to individuals and commercial customers through 38 full-service banking locations in West Virginia, Virginia and North Carolina as well as 11 mortgage brokerage facilities operated by United First Mortgage, Inc. ("UFM".) UFM is a wholly owned subsidiary of FCBNA.

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


RESULTS OF OPERATIONS

Net income for the first quarter of 2002 totaled $6.2 million; $1.7 million, or 38.64% higher than net income of $4.5 million reported for the corresponding first quarter of 2001. Net income for the first quarter of the current and prior year resulted in basic and diluted earnings per share of $0.62 versus $0.45 (adjusted for the 10% stock dividend), respectively, a 37.78% increase. The largest factors contributing to this increase are a $2.56 million increase in net interest income, (the result of a $1.0 million increase in investment security income and a $1.4 million decrease in interest expense), and a $1.5 million increase in mortgage banking income. Partially offsetting these increases was an increase of approximately $1.1 million in salaries and benefits and a $0.9 million increase in other operating expenses.

NET INTEREST INCOME

Net interest income, the largest contributor to earnings was $14.5 million for the first three months of 2002 compared with $11.9 million for the corresponding period in 2001. Tax equivalent net interest income totaled $15.5 million for the first three months of 2002, an increase of $2.7 million from the $12.8 million reported in the first three months of 2001. This increase in net interest income relates largely to the combination of an increase in average earning assets of $231.4 million, with a corresponding 108 basis point decline in yield compared to the prior year, and a $186.1 million increase in average interest bearing liabilities with an offsetting 125 basis point decline in the cost of funds. The impact of these rate and volume changes resulted in a 17 basis point increase in the spread between interest earning assets and interest bearing liabilities.

The Company's tax equivalent net interest margin of 4.64% for the first three months of 2002 reflects a slight increase of 3 basis points in comparison to the first three months of 2001 when the tax equivalent net interest margin was 4.61%. Average loans held for investment balances increased $92.6 million while the overall tax equivalent loan yield decreased 96 basis points from the prior year to 8.02%. Likewise, the average loans held for sale balance increased $19.8 million and decreased 168 basis points in yield to 7.14%. Additionally, the taxable equivalent yields on securities available for sale decreased 84 basis points to 6.02% while the tax equivalent yield on investment securities held to maturity remained the same. The yield on interest-bearing balances with banks decreased substantially to 1.68%. The overall tax equivalent yield on average earning assets decreased 108 basis points from 8.59% to 7.51% for the three months ended March 31, 2002, compared to March 31, 2001.

Decreases in key lending rates, (throughout 2001, there were 11 reductions in the Federal Reserve discount rates) corresponded with a reduction in the Company's overall loan yield when comparing March 31, 2002 to the same period in 2001. The increase in average outstanding loans was funded through investment portfolio roll-off, increases in the level of deposits and increased wholesale funding through the FHLB.

The $118 million increase in the average balance of securities available for sale when comparing the three months ended March 31, 2002 to 2001, was largely the result of investing funds received from new deposit growth and the purchase of the four new BB&T and F&M branches in the last quarter of 2001.

The cost of interest-bearing liabilities decreased by 125 basis points from 4.64% in 2001 to 3.39% in 2002. Average short-term and FHLB borrowings increased by $10 million compared to the prior year while the rate paid decreased 13 basis points to 5.95% from 6.07%. The rate paid on long-term debt remained the same. The average balances of interest-bearing demand and savings deposits increased $50.7 and $19.9 million while the average rates decreased 100 and 70 basis points, respectively. Average time deposits increased $79.4 million and the average rate paid decreased 150 basis points from 5.76% in 2001 to 4.26% in 2002. Average Fed Funds and repurchase agreements increased $26.1 million when comparing the quarter ended March 31, 2002 to March 31, 2001 while the average rate decreased 195 basis points. Average noninterest-bearing demand deposits increased $32.6 million in 2002 compared to the quarter ended March 31, 2001.

On a taxable equivalent basis, net interest income increased $1.0 million in the first quarter of 2002 compared to the fourth quarter of 2001. A 33 basis point decrease in rate paid on interest-bearing liabilities offset a 13 basis point decline in the average rate earned on interest-earning assets, increasing the net interest margin 12 basis points to 4.64%. Average earning assets increased $86.2 million in the first quarter of 2002 compared to the fourth quarter of 2001, with average securities available for sale increasing $60.1 million and average loans held for investment increasing $38 million. In the first quarter of 2002, average interest-bearing deposits with banks decreased $8.5 million and average loans held for sale decreased $2.6 million when compared to the fourth quarter of 2001. Total interest-bearing liabilities increased $83 million with average interest-bearing deposits increasing $79.1 million, while the average rate paid on these deposits dropped 36 basis points when comparing the first quarter of 2002 to the fourth quarter of 2001. Average Fed Funds and repurchase agreements increased $3.9 million as the average rate paid decreased 28 basis points when comparing the first quarter of 2002 to the fourth quarter of 2001.

Additional funding needed to facilitate loan growth is currently being provided through increased deposit levels and short-term borrowings obtained through the Federal Home Loan Bank. The usage of FHLB credit programs is a significant component of the Company's overall liquidity and funding strategy.

                           AVERAGE BALANCE SHEETS AND
                          NET INTEREST INCOME ANALYSIS
-------------------------------------------------------------------------------

                                                                          (AMOUNTS IN THOUSANDS)
                                                    THREE MONTHS ENDED                                THREE MONTHS ENDED
                                                      MARCH 31, 2002                                     MARCH 31, 2001
                                            AVERAGE      INTEREST    YIELD/RATE                AVERAGE     INTEREST    YIELD/RATE
                                            BALANCE       (1) (2)       (2)                    BALANCE      (1) (2)       (2)
                                         ------------------------------------              -------------------------------------
Earning Assets:
Loans (3)
Loans Held for Sale                      $     47,928   $      844      7.14%              $    28,105    $      611      8.82%
Loans Held for Investment:
  Taxable                                     908,406       17,949      8.01%                  814,496        17,993      8.96%
  Tax-Exempt                                    6,343          133      8.50%                    7,688           210     11.08%
                                         ------------   ----------     -------             -----------    ----------    -------
  Total                                       914,749       18,082      8.02%                  822,184        18,203      8.98%
Allowance for Loan Losses                     (14,426)                                         (12,407)
                                         ------------   ----------                         -----------    ----------
  Net Total                                   900,323       18,082                             809,777        18,203

Securities Available For Sale:
  Taxable                                     254,141        3,339      5.33%                  164,869         2,621      6.45%
  Tax-Exempt                                   97,090        1,874      7.83%                   67,942         1,317      7.86%
                                         ------------   ----------     -------             -----------    ----------    -------
  Total                                       351,231        5,213      6.02%                  232,811         3,938      6.86%

Investment Securities:
  Taxable                                       2,054           39      7.70%                    3,184            58      7.39%
  Tax-Exempt                                   39,662          807      8.25%                   39,731           812      8.29%
                                         ------------   ----------     -------             -----------    ----------    -------
  Total                                        41,716          846      8.22%                   42,915           870      8.22%

Interest Bearing Deposits                      10,400           43      1.68%                    6,579            98      6.04%
Fed Funds Sold                                      -            -      0.00%                        -             -      0.00%
                                         ------------   ----------     -------             -----------    ----------    -------
  Total Earning Assets                      1,351,598       25,028      7.51%                1,120,187        23,720      8.59%
                                                        ----------                                        ----------
Other Assets                                  105,265                                          103,024
                                         ------------                                      -----------
  Total                                  $  1,456,863                                      $ 1,223,211
                                         =============                                     ===========

Interest-Bearing Liabilities:
Demand Deposits                          $    188,542          490      1.05%              $   137,795           698      2.05%
Savings Deposits                              150,377          381      1.03%                  130,480           557      1.73%
Time Deposits                                 583,048        6,122      4.26%                  503,614         7,156      5.76%
Fed Funds Purchased & Repurchase
  Agreements                                   78,887          448      2.30%                   52,832           554      4.25%
Short-term Borrowings                         135,000        1,979      5.95%                  125,000         1,871      6.07%
Long-term Borrowings                           10,158          150      5.99%                   10,177           150      5.98%
                                         ------------   ----------     -------             -----------    ----------    -------
  Total Interest-bearing Liabilities        1,146,012        9,570      3.39%                  959,898        10,986      4.64%

Demand Deposits                               157,055                                          124,472
Other Liabilities                              16,612                                           14,757
Stockholders' Equity                          137,184                                          124,084
                                         ------------                                      -----------
  Total                                  $  1,456,863                                      $ 1,223,211
                                         ============                                      ===========
Net Interest Income                                         15,458                                              12,734
                                                        ==========                                          ==========
Net Interest Rate Spread (3)                                            4.12%                                               3.95%
                                                                       =======                                            =======
Net Interest Margin                                                     4.64%                                               4.61%
                                                                       =======                                            =======

(1) Interest amounts represent taxable equivalent results for the first three months of 2002 and 2001.

(2)  Fully Taxable Equivalent-Using the Federal statutory rate of 35%.

(3) Nonaccrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $14.3 million on March 31, 2002 and $12.4 million on March 31, 2001. The provision and underlying allowance for loan losses is quantified through a series of objective measures, economic indications, and estimated levels of losses within various loan types that portray inherent weaknesses. To maintain a balance in the allowance for loan losses sufficient to absorb probable loan losses, charges are made to the provision for loan losses. The $937,000 provision made in the first three months of 2002 compared to the $747,000 for the corresponding period in 2001, reflects the increase in allowance for loan losses to cover significant average loan growth of $92.6 million over March 31, 2001, as well as the consideration of certain current economic conditions that suggest, through statistically compiled industry analysis, an increase in national loss trends.


First Community's allowance for loan loss activity for the three month periods ended March 31, 2002 and March 31, 2001 is as follows:

                                                                   FOR THE THREE MONTHS ENDED
                                                                             MARCH 31
                                                                     (AMOUNTS IN THOUSANDS)
                                                                     2002               2001
                                                                   --------           --------
Beginning balance                                                  $ 13,952           $ 12,303
Provision                                                               937                747
Charge-offs                                                            (820)              (861)
Recoveries                                                              202                219
                                                                   ---------          ---------
Ending Balance                                                     $ 14,271           $ 12,408
                                                                   =========          =========


Using the allowance for loan losses of approximately $14.3 million and $12.4 million at March 31, 2002 and 2001, respectively, the allowance to loans held for investment ratios were 1.57% and 1.51% at the respective dates.

Net charge-offs for the first three months of 2002 were $618,000 compared with $642,000 for the corresponding period in 2001. Expressed as a percentage of average loans held for investment, net charge-offs were .07% for the three month period ended March 31, 2002 and .08% for the corresponding period in 2001. As of March 31, 2002, the allowance as a percentage of non-performing loans was 295.1% as compared to 188.4% at December 31, 2001.

NON-INTEREST INCOME

Non-interest income consists of all revenues, which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $1.6 million, or 38.8% from $4.2 million for the three months ended March 31, 2001 to $5.8 million for the corresponding period in 2002. The largest portion of this increase resulted from the mortgage brokerage operations of UFM, which recognized approximately $3.2 million of other income in 2002 versus $1.7 million for the comparable three-month period in 2001. This increase is directly tied to the increased loan production of UFM in late 2001 and the first quarter 2002 compared to production of the corresponding periods of 2001. When comparing the first quarter 2002 to the first quarter of 2001 exclusive of UFM, noninterest income increased $131,000, or 5.34%. Included in this increase was a $159,000 increase in service charges on deposit accounts (primarily the result of a new customer-sensitive overdraft program that allows well-managed customer deposit accounts greater flexibility in managing overdrafts and, in turn, has achieved higher levels of overdraft charges with minimal charge-offs of overdrawn accounts), a $125,000 increase in security gains, and a $64,000 increase in other operating income. Decreases partially offsetting these gains were a $66,000 decrease in fiduciary income, and a $151,000 decrease in other service charges commissions and fees. Fiduciary earnings correspond to the asset management fees recorded and have declined from the prior year as a direct result of a reduction in new estate and trust management activity in the current year.

NONINTEREST EXPENSE

Non-interest expense totaled $10.8 million in the first three months of 2002, increasing $1.9 million over the corresponding period in 2001. This increase is primarily attributable to a $1.1 million increase in salaries and benefits, $232,000 of which was due to the acquisition of the four BB&T & F&M branches in the fourth quarter of 2001, a

$523,000 increase in salaries and commissions in the mortgage operations of UFM (mostly due to increased loan production) and a general increase in salaries cost as staffing needs at several locations were satisfied in order to support new infrastructure and continued growth.

Other operating expenses increased $900,000 in March 2002 compared to March 2001 with increased other operating costs associated with UFM of $336,000 (again, largely tied to increased loan production) being the largest component of the change. Other increases in other operating expenses were an additional $86,000 of costs for the new branches and an increase of $66,000 in OREO expenses. Other costs associated with the acquisitions such as data communications, supplies and other service fees account for a large portion of the remaining increase.

In the first quarter of 2002, occupancy expense increased by $81,000 when compared to the first quarter of 2001, $37,000 of which was due to the new branches while another $19,000 increase was due to additional expenses of UFM. Furniture, fixtures and equipment expense increased $40,000; $17,000 of which was attributable to the new branches with the remainder largely due to additional equipment rental costs of UFM.

In connection with the adoption of FASB Statement No. 142, the Company ceased amortization of certain goodwill beginning January 1, 2002, as required by the Statement. In order to maintain comparability, a pro forma adjustment of $355,000 would be necessary to conform the prior period 2001 amount to current year presentation.

The effective income tax rate has been impacted by the Company's continued emphasis on the utilization of tax-exempt municipal securities and the discontinuance of amortizing goodwill that was not deductible for income tax purposes. Municipal securities have offered an attractive tax equivalent yield and have helped to counter the effect of the declining interest rate environment.


FINANCIAL POSITION

SECURITIES

Investment securities, which are purchased with the intent to hold until maturity, totaled $41.4 million at March 31, 2002, a decrease of $438,000 from December 31, 2001. This 1.0% decrease is largely the result of maturities and calls within the portfolio during the first quarter of 2002. The market value of investment securities held to maturity was 103.9% and 103.6% of book value at March 31, 2002 and December 31, 2001, respectively. The market value of fixed rate debt securities reacts inversely to rising interest rates; consequently, recent trends in interest rates have had a negative effect on the underlying market value since December 31, 2001, due to a general increase in market offering rates for similar securities as a result of the securities markets current bias toward a rising rate environment. However, the target short-term Federal Reserve discount rate and the key prime rates have remained unchanged since year end 2001.

Securities available for sale were $368.5 million at March 31, 2002 compared to $354.0 million at December 31, 2001, an increase of $14.5 million. This change reflected the purchase of $30.6 million in securities, $1.5 million in maturities and calls, the sale of a $1.2 million security, and the continuation of larger pay-downs triggered by the rate environment. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized loss after taxes of $369,000 at March 31, 2002, can be contrasted to a $755,000 gain at December 31, 2001 due to market value decreases in the first three months of 2002.

LOAN PORTFOLIO

LOANS HELD FOR SALE

The relative size of the portfolio of loans originated by the Company's mortgage brokerage division, UFM, and held for sale was impacted greatly by the refinancing activity that occurred during 2001, as evidenced by the substantial volume of loans originated and sold during the prior year. Average loans held for sale increased $19.8 million during the first quarter of 2002 compared to the first quarter of 2001 due to a substantial increase in mortgage refinance activity prompted by the lower interest rate environment in 2001.

Consistent with the gradual increase in mortgage rates experienced in the first quarter of 2002, as well as the volume of loans delivered to investors in the latter part of March 2002, the loans funded and in the process of delivery declined from year end 2001 by $17.9 million to $47.6 million in March 31, 2002. Average loans held for sale decreased $2.6 million in the first quarter of 2002 compared to the fourth quarter of 2001.

The loan to deposit ratio (including loans held for sale) decreased slightly from the year end 2001 ratio of 89.96% to 88.65% in March 31, 2002 while the first quarter of 2001 was 95.14%.

LOANS HELD FOR INVESTMENT

Total loans held for investment increased $7.2 million from $904.5 million at December 31, 2001 to $911.7 million at March 31, 2002. The substantial increase in deposits during 2001 year has lowered the loan to deposit ratio from its first quarter 2001 level. The loan to deposit ratio using only loans held for investment (excluding loans held for sale) was 83.88% on December 31, 2001versus 84.25% on March 31, 2002 and 88.78% on March 31, 2001.

Average loans held for investment increased $92.6 million when comparing the first three months of 2002 and 2001, the result of extensive sales and marketing efforts, a concentration on relationship management and development, and the acquisition of approximately $31 million of loans in December 2001 as part of the BB&T and F&M branches.

Largely the result of the branch acquisitions, average loans held for investment increased $38.0 million during the first quarter 2002 compared to the fourth quarter of 2001.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest segment of the portfolio, comprising $359.6 million or 39.45% of total loans at March 31, 2002 compared to $421.9 million or 46.6% of total loans at December 31, 2001. Residential real estate loans increased to $342.4 million or 37.55% of total loans at March 31, 2002 compared to $267.1 million or 29.53% of the total loan portfolio at December 31, 2001. Loans to individuals also decreased slightly to $130.7 million or 14.34% of total loans at March 31, 2002 from $137.1 million or 15.16% of total loans at December 31, 2001. Construction loans were $78.2 million at March 31, 2002 or 8.57% of total loans compared to $77.4 million at December 31, 2001 or 8.56% of total loans. Growth in the construction loan segment includes multifamily residential properties and other commercial real estate development properties. A portion of these loans will move into the commercial real estate portfolio as the projects are completed. Loans held for sale decreased to $47.6 million from $65.5 in December 31, 2001 as a result of the slowing of refinance activity in the first quarter of 2002. Other loans were $873,000 at March 31, 2001 compared to $961,000 at December 31, 2001.

                                                              LOAN PORTFOLIO OVERVIEW
                                                               (AMOUNTS IN THOUSANDS)
                                              MARCH 31, 2002                          MARCH 31, 2001
                                       ---------------------------             -----------------------------
                                         AMOUNT            PERCENT              AMOUNT               PERCENT
                                       ---------           -------             ---------             -------
LOANS HELD FOR INVESTMENT:
 Commercial and Agricultural           $  89,248             9.79%             $  84,821              10.31%
 Commercial Real Estate                  270,359            29.66%               223,272              27.16%
 Residential Real Estate                 342,371            37.55%               303,155              36.86%
 Construction                             78,178             8.57%                77,510               9.42%
 Consumer                                130,717            14.34%               132,934              16.16%
 Other                                       873             0.10%                   763               0.09%
                                       ---------           ------              ---------             -------
 Total                                 $ 911,746           100.00%             $ 822,455             100.00%
                                       =========           ======              =========             =======

 LOANS HELD FOR SALE                      47,596                                  58,889
                                       =========                               =========

NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned (OREO). Non-performing assets were $7.4 million at March 31, 2002 and $8.0 at December 31, 2001, or 0.81% and 0.88% of total loans and OREO, respectively. The following schedule details non-performing assets by category at the close of each of the last five quarters:


(IN THOUSANDS OF DOLLARS)         MARCH 31       DECEMBER 31     SEPTEMBER 30      JUNE 30        MARCH 31
                                    2002            2001            2001            2001            2001
                                   ------          ------          ------          ------          ------
Nonaccrual                         $4,644          $3,633          $5,361          $5,167          $5,192
Ninety Days Past Due                  192           1,351           1,418           1,442           1,393
Other Real Estate Owned             2,538           3,029           2,595           2,614           2,591
                                   ------          ------          ------          ------          ------
                                   $7,374          $8,013          $9,374          $9,223          $9,176
                                   ======          ======          ======          ======          ======
Restructured loans
 performing in accordance
 with modified terms               $  523          $  449          $  443          $  445          $  446
                                   ======          ======          ======          ======          ======



At March 31, 2002, nonaccrual loans increased $1.0 million from December 31, 2001, while ninety day past due loans decreased $1.2 million. The bulk of this change was one loan relationship moving from the past due category into nonaccrual. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. Other real estate owned decreased $491,000 during the first quarter of 2002 from December 31, 2001. The decrease in other real estate owned is due to the foreclosure and disposition of several properties with no large additions in the first quarter of 2002. The parcels of other real estate owned are generally carried at the lesser of their estimated fair market value or cost.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $136.0 million at March 31, 2002 increasing $3.0 million (net of dividends of $2.5 million) over the $133.0 million, reported at December 31, 2001. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2002, the Company's total risk adjusted capital-to-asset ratio was 12.58% versus 12.10% in December 31, 2001. The Company's leverage ratio at March 31, 2002 was 7.72% compared with 7.93% at December 31, 2001. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for bank holding companies of 10% and 5%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($29.4 million), investment securities available for sale ($368.5 million) and Federal Home Loan Bank credit availability of approximately $144.0 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

The Company's risk profile continues to reflect an asset sensitive position. The substantial level of prepayments and calls consistent with the declining rate environment that occurred in the prior year, as well as the success of deposit funding campaigns instituted in the prior year have lead to an increase in the banks overall liquidity position as reflected in the level of cash reserves of approximately $29.4 million. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment. In addition, the mortgage operations of UFM uses investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments (also deemed to be derivatives) made to potential borrowers. The pipeline of loans is hedged to circumvent unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes.

The earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2001.

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


Item 3.  Defaults Upon Senior Securities

      (a)   N/A

      (b)   N/A

Item 4.  Submission of Matters to a Vote of Security Holders

      (a)   The Annual Meeting of Stockholders was held on April 16, 2002.

      (b) The following directors were elected to serve a three-year term through the date of the 2005 Annual Meeting of Stockholders:

            William P. Stafford, Robert E. Perkinson, and W. W. Tinder, Jr.

      (c) Three proposals were voted upon at the annual meeting, which included: 1) the election of the aforementioned directors as Class of 2005; 2) an amendment to the Articles of incorporation to remove the provision establishing the minimum number of directors, and to provide that the number of directors be determined in accordance with the Corporation's Bylaws; and 3) ratification of the selection of Ernst & Young, Charleston, West Virginia, as independent auditors for the year ending December 31, 2002. The results of the proposals and voting are as follows:

Proposal 1.  Election of Directors:

                                   Votes For          Votes Withheld
                                   ---------          --------------
Robert E. Perkinson, Jr.           6,850,147               86,936
William P. Stafford                6,854,360               82,723
W. W. Tinder, Jr.                  6,835,393              101,690


Proposal 2.  Amendment to the Articles of Incorporation:

Votes For                          6,455,433

Votes Against                         46,023

Votes Abstained                       24,222


Proposal 3.  Ratification of the selection of Ernst & Young LLP:

Votes For                          6,832,592

Votes Against                         66,424

Votes Abstained                       38,066



      (d)   N/A

Item 5.  Other Information

      (a)   N/A

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 3  - Articles of Incorporation and amendments
                         previously filed
            Exhibit 15 - Letter regarding unaudited interim financial
                         information

      (b)   Reports on Form 8-K

            A report on Form 8-K was filed on January 28, 2002 announcing the Company's fourth quarter 2001 earnings and depicting certain financial information as of December 31, 2001 and December 31, 2000 and comparative income statements for the twelve-month periods ending December 31, 2001 and 2000, respectively.

            A report on Form 8-K was filed on April 16, 2002 announcing the Company's first quarter 2002 earnings and depicting certain financial information as of March 31, 2002 and December 31, 2001 and comparative income statements for the three-month periods ending March 31, 2002 and 2001, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.



DATE:  May 13, 2002

/s/ John M. Mendez
------------------------------
John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)



DATE:  May 13, 2002

/s/ Robert L. Schumacher
------------------------------
Robert L. Schumacher
Chief Financial Officer
(Principal Accounting Officer)