Form 10-Q
period 2002-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2002-08-14
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


             For the Quarterly Period Ended:    June 30, 2002
                                                -------------

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

                                      Yes X               No__
                                          -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                         Outstanding at July 31, 2002
    Common Stock, $1 Par Value                              9,925,982
                                                    -----------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                       For the quarter ended June 30, 2002

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                  REFERENCE
                                                                                 ---------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2002 and
             December 31, 2001                                                        3
          Consolidated Statements of Income for the Three and Six
             Month Periods Ended June 30, 2002 and 2001                               4
          Consolidated Statements of Cash Flows for the
             Six Month Periods Ended June 30, 2002 and 2001                           5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months Ended June 30,
             2002 and 2001                                                            6
          Notes to Consolidated Financial Statements                               7-12
          Independent Accountants' Review Report                                     13

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            14-22

          Item 3.  Quantitative and Qualitative Disclosures about                    23
                   Market Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 24

          Item 2.  Changes in Securities and Use of Proceeds                         24

          Item 3.  Defaults Upon Senior Securities                                   24

          Item 4.  Submission of Matters to a Vote of                                24
                   Security Holders

          Item 5.  Other Information                                                 24

          Item 6.  Exhibits and Reports on Form 8-K                                  25

SIGNATURES                                                                           26

PART I. ITEM 1. FINANCIAL STATEMENTS
                      FIRST COMMUNITY BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Share Data)

-------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30            December 31
                                                                                        2002                 2001
Assets                                                                               (Unaudited)           (Note 1)
                                                                                  ------------------   ------------------
Cash and due from banks                                                                 $    31,448          $    47,566
Interest-bearing balances-FHLB                                                                  255                  249
Securities available for sale (amortized cost of $330,567 at
    June 30, 2002; $352,759 at December 31, 2001)                                           338,572              354,007
Securities held to maturity (fair value of $43,477 at
    June 30, 2002; $43,393 at December 31, 2001)                                             41,327               41,884
Loans held for sale                                                                          52,095               65,532
Loans, net of unearned income                                                               928,541              904,496
    Less allowance for loan losses                                                           14,194               13,952
                                                                                  ------------------   ------------------
Net loans                                                                                   914,347              890,544
Premises and equipment                                                                       22,314               21,713
Other real estate owned                                                                       2,452                3,029
Interest receivable                                                                           8,330                8,765
Other assets                                                                                 18,348               18,468
Goodwill and other intangibles                                                               25,846               26,478
                                                                                  ------------------   ------------------
            Total Assets                                                                $ 1,455,334          $ 1,478,235
                                                                                  ==================   ==================

Liabilities
Deposits:
    Noninterest-bearing                                                                 $   156,820          $   161,346
    Interest-bearing                                                                        924,695              916,914
                                                                                  ------------------   ------------------
       Total Deposits                                                                     1,081,515            1,078,260
Interest, taxes and other liabilities                                                        17,914               16,007
Fed funds purchased                                                                           8,950               26,500
Securities sold under agreements to repurchase                                               83,015               79,262
FHLB borrowings and other indebtedness                                                      120,056              145,165
                                                                                  ------------------   ------------------
            Total Liabilities                                                             1,311,450            1,345,194
                                                                                  ------------------   ------------------

Stockholders' Equity
Common stock, $1 par value; 15,000,000 shares authorized ;
   9,956,714 and 9,955,425 issued in 2002 and 2001; and
   9,925,982 and 9,936,442  outstanding in 2002 and 2001, respectively                        9,957                9,955
Additional paid-in capital                                                                   58,600               60,189
Retained earnings                                                                            71,394               62,566
Treasury stock, at cost                                                                        (870)                (424)
Accumulated other comprehensive income                                                        4,803                  755
                                                                                  ------------------   ------------------
            Total Stockholders' Equity                                                      143,884              133,041
                                                                                  ------------------   ------------------

            Total Liabilities and Stockholders' Equity                                  $ 1,455,334          $ 1,478,235
                                                                                  ==================   ==================

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (Dollars in Thousands Except Share and Per Share Data) (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Six Months                      Three Months
                                                                         Ended                            Ended
                                                                        June 30                          June 30
                                                                 2002             2001            2002            2001
                                                            ---------------   -------------   -------------  ----------------
Interest Income:
Interest and fees on loans held for investment                $     36,049      $   36,391      $   18,013     $      18,262
Interest on loans held for sale                                      1,670           1,347             826               736
Interest on securities-taxable                                       6,999           4,871           3,621             2,193
Interest on securities-nontaxable                                    3,422           2,850           1,680             1,465
Interest on federal funds sold and deposits in banks                    82             577              39               479
                                                            ---------------   -------------   -------------  ----------------
              Total interest income                                 48,222          46,036          24,179            23,135
                                                            ---------------   -------------   -------------  ----------------

Interest Expense:
Interest on deposits                                                13,397          16,707           6,404             8,296
Interest on borrowings                                               5,180           5,161           2,603             2,586
                                                            ---------------   -------------   -------------  ----------------
              Total interest expense                                18,577          21,868           9,007            10,882
                                                            ---------------   -------------   -------------  ----------------
              Net interest income                                   29,645          24,168          15,172            12,253
Provision for loan losses                                            1,959           1,732           1,022               985
                                                            ---------------   -------------   -------------  ----------------
Net interest income after provision for loan losses                 27,686          22,436          14,150            11,268
                                                            ---------------   -------------   -------------  ----------------

Noninterest Income:
Fiduciary income                                                       844             910             501               501
Service charges on deposit accounts                                  3,269           2,808           1,806             1,503
Other service charges, commissions and fees                            681             676             355               199
Mortgage banking income                                              5,356           4,289           2,107             2,544
Other operating income                                                 482             494             186               263
Gain on sale of securities                                             186              44               9                (7)
                                                            ---------------   -------------   -------------  ----------------
              Total noninterest income                              10,818           9,221           4,964             5,003
                                                            ---------------   -------------   -------------  ----------------

Noninterest Expense:
Salaries and employee benefits                                      11,549           9,665           5,746             4,994
Occupancy expense of bank premises                                   1,422           1,337             679               675
Furniture and equipment expense                                      1,065             959             562               496
Goodwill and core deposit amortization                                 580           1,119             293               563
Other operating expense                                              6,900           5,501           3,399             2,900
                                                            ---------------   -------------   -------------  ----------------
              Total noninterest expense                             21,516          18,581          10,679             9,628
                                                            ---------------   -------------   -------------  ----------------

Income before income taxes                                          16,988          13,076           8,435             6,643
Income tax expense                                                   4,914           4,011           2,539             2,034
                                                            ---------------   -------------   -------------  ----------------
              Net Income                                      $     12,074      $    9,065      $    5,896     $       4,609
                                                            ===============   =============   =============  ================
Basic and diluted earnings per common share                   $       1.21      $     0.91      $     0.59     $        0.46
                                                            ===============   =============   =============  ================

Weighted average basic shares outstanding                        9,939,223       9,946,916       9,945,158         9,948,374
                                                            ===============   =============   =============  ================
Weighted average diluted shares outstanding                      9,985,704       9,964,161       9,993,812         9,976,501
                                                            ===============   =============   =============  ================

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands) (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                              Six Months Ended
                                                                                                  June 30
                                                                                          2002                   2001
                                                                                   ------------------    -------------------
Operating Activities
Cash flows from operating activities:
Net income                                                                         $          12,074     $            9,065
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Provision for loan losses                                                                 1,959                  1,732
     Depreciation of premises and equipment                                                      785                    743
     Amortization of intangible assets                                                           454                  1,065
     Net investment amortization and accretion                                                   764                     95
     Net gain on the sale of assets                                                           (4,094)                (2,486)
     Mortgage loans originated for sale                                                     (301,189)              (254,155)
     Proceeds from sale of mortgage loans                                                    319,274                233,933
     Increase in interest receivable                                                             435                    797
     Decrease in other assets                                                                 (2,464)                  (482)
     (Decrease) Increase in other liabilities                                                  2,993                  1,232
     Other, net                                                                                  428                     (5)
                                                                                      ---------------       ----------------
Net cash provided by (used in) operating activities                                           31,419                 (8,466)
                                                                                      ---------------       ----------------

Investing Activities
Cash flows from investing activities:
Proceeds from sales of securities available for sale                                          13,956                  7,471
Proceeds from maturities and calls of securities available for sale                           40,171                 56,221
Proceeds from maturities and calls of investment securities                                      568                  1,357
Purchase of securities available for sale                                                    (32,523)               (74,645)
Net increase in loans made to customers                                                      (26,207)               (35,652)
Purchase of premises and equipment                                                            (1,694)                (1,478)
                                                                                      ---------------       ----------------
Net cash used in investing activities                                                         (5,729)               (46,726)
                                                                                      ---------------       ----------------

Financing Activities
Cash flows from financing activities:
Net increase in demand and savings deposits                                                   24,966                  2,434
Net (decrease) increase in time deposits                                                     (21,512)                26,181
Net (decrease) increase in FHLB and other indebtedness                                       (38,952)                23,627
Repayment of other borrowings                                                                   (109)                    (8)
Acquisition of treasury stock                                                                 (1,224)                  (377)
Dividends paid                                                                                (4,971)                (4,171)
                                                                                      ---------------       ----------------
Net cash (used in) provided by financing activities                                          (41,802)                47,686
                                                                                      ---------------       ----------------

Cash and Cash Equivalents
Net decrease in cash and cash equivalents                                                    (16,112)                (7,506)
Cash and cash equivalents at beginning of year                                                47,815                 50,243
                                                                                      ---------------       ----------------
Cash and cash equivalents at end of year                                           $          31,703     $           42,737
                                                                                      ===============       ================

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
   (Dollars in Thousands, Except Share and Per Share Information) (Unaudited)


                                                               Additional
                                                   Common        Paid-in         Retained
                                                   Stock         Capital         Earnings
Balance January 1, 2001                               9,052          35,273           78,097

Comprehensive income:
Net income                                                -               -            9,065
   Other comprehensive income, net of tax:
     Net unrealized gains on
          securities available for sale                   -               -                -

         Comprehensive income                             -               -            9,065
                                                ------------  --------------   --------------
Common dividends declared
   ($.46 per share)                                       -               -           (4,171)
Purchase 17,780 treasury shares at
   $21.19 per share                                       -               -                -
Treasury share distribution to ESOP                                      29
                                                ------------    ------------   --------------
Balance June 30, 2001                                 9,052          35,302           82,991
                                                ============    ============   ==============

Balance January 1, 2002                               9,955          60,189           62,566

Comprehensive income:
Net income                                                -               -           12,074
   Other comprehensive income, net of tax:
     Net unrealized gains on
          securities available for sale                   -               -                -

         Comprehensive income                             -               -           12,074
                                                                               --------------
Common dividends declared
   ($.50 per share)                                       -               -           (4,971)
10% stock dividend and fractional share
   adjustment                                             2          (1,729)           1,725
Purchase 42,844 treasury shares at
   $28.52 per share                                       -               -                -
Treasury share distribution to ESOP                                     140
                                                ------------    ------------   --------------
Balance June 30, 2002                                 9,957          58,600           71,394
                                                ============    ============   ==============

                                                                  Accumulated
                                                                     Other
                                                 Treasury        Comprehensive
                                                  Stock          (Loss) Income         Total
Balance January 1, 2001                                (202)              (1,538)         120,682
                                                                 ----------------
Comprehensive income:
Net income                                                -                    -            9,065
   Other comprehensive income, net of tax:
     Net unrealized gains on
          securities available for sale                   -                2,185            2,185
                                                                 ----------------
         Comprehensive income                             -                2,185           11,250
                                                ------------     ----------------   --------------
Common dividends declared
   ($.46 per share)                                       -                    -           (4,171)
Purchase 17,780 treasury shares at
   $21.19 per share                                    (377)                   -             (377)
Treasury share distribution to ESOP                     378                                   407
                                                ------------     ----------------   --------------
Balance June 30, 2001                                  (201)                 647          127,791
                                                ============     ================   ==============

Balance January 1, 2002                                (424)                 755          133,041
                                                                 ----------------
Comprehensive income:
Net income                                                -                    -           12,074
   Other comprehensive income, net of tax:
     Net unrealized gains on
          securities available for sale                   -                4,048            4,048
                                                                 ----------------
         Comprehensive income                             -                4,048           16,122
                                                                 ----------------
Common dividends declared
   ($.50 per share)                                       -                    -           (4,971)
10% stock dividend and fractional share
   adjustment                                           (14)                                  (16)
Purchase 42,844 treasury shares at
   $28.52 per share                                  (1,224)                   -           (1,224)
Treasury share distribution to ESOP                     792                                   932
                                                ------------     ----------------   --------------
Balance June 30, 2002                                  (870)               4,803          143,884
                                                ============     ================   ==============

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of June 30, 2002, the unaudited consolidated statements of income for the three and six months ended June 30, 2002 and 2001 and the cash flows and changes in stockholders' equity for the six months ended June 30, 2002 and 2001 have been prepared by the management of First Community Bancshares, Inc. ("FCBI", the "Company", "Registrant" or the "Corporation"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at June 30, 2002 and its results of operations, cash flows, and changes in stockholders' equity for the three and six months ended June 30, 2002 and 2001 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

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


NOTE 2. RECLASSIFICATIONS

Certain amounts reflected in the December 31, 2001 balance sheet have been reclassified to conform to the balance sheet presentation used in preparation of the June 30, 2002 financial statements that are included in this periodic report on Form 10Q. The reclassification had no effect on net income or stockholders equity.


NOTE 3. STOCK DIVIDEND

On February 19, 2002, the Company's Board of Directors declared a 10% stock dividend to shareholders of record as of March 1, 2002, which was distributed March 28, 2002. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to give effect to the stock dividend. Stockholders equity beginning balances as of December 31, 2001 have been adjusted to reflect the effect of the 10% stock dividend. Fractional share adjustments are reflected in the current period ended June 30, 2002.

NOTE 4. MERGERS AND ACQUISITIONS

On December 7, 2001, the Company completed the acquisition of four branches of Branch Banking and Trust Company of Virginia ("BB&T") and F & M Bank - Southern Virginia ("F&M") located in Clifton Forge, Emporia, and Drakes Branch, Virginia. The total consideration paid of $3.6 million resulted in goodwill and identified intangible assets of approximately $3.8 million. The consummation of this transaction resulted in a $77 million cash payment to the Company (buyer) for the assumption of $114 million in new deposits and the purchase of approximately $31 million in loans.

NOTE 5. BORROWINGS

Federal Home Loan Bank ("FHLB") borrowings and other indebtedness are comprised of $100 million in convertible and callable advances and $20 million of noncallable term advances from the Federal Home Loan Bank of Atlanta.

The callable advances may be called (redeemed) in quarterly increments after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. The contractual maturity of the callable advances is 2010 and coupon rates are 5.47% to 6.02%.

The above referenced noncallable term borrowings with the FHLB of $20 million as of June 30, 2002 carry terms as follows: $10 million due in December 2002 at 4.30%; $8 million due in September 2003 at 5.95%; and $2 million due in September 2008 at 6.27%.

NOTE 6. COMMITMENTS AND CONTINGENCIES

The Company is currently a defendant in various legal actions and asserted claims involving lending and collection activities and other matters arising in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse effect on the financial position of the Company.

In October 2000, the Circuit Court of Mercer County, West Virginia entered a directed verdict in favor of the Registrant in a case styled "Ann Tierney Smith, as Executrix of the Estate of Katherine B. Tierney, Ann Barclay Smith and Laurence E.

Tierney Smith vs. FCFT, Inc., et al, Civil Action No. 97-CV-408-K". On June 4, 2002, the West Virginia Supreme Court of Appeals, by a vote of 3 to 2, granted Plaintiffs and a defendant, Gentry, Locke, Rakes and Moore, a hearing on an appeal of the Circuit Court's decision. A hearing date for this appeal has not been set. Legal Counsel and management are both confident that the Registrant will prevail in this matter. A motion for one of the Supreme Court Justices to recuse himself from hearing this matter has been filed, due to an alleged conflict of interest stemming from the Justice's personal pending lawsuit against the Registrant as a dissenting shareholder of a predecessor bank acquired by the Registrant.

The Company conducts mortgage banking operations through United First Mortgage, Inc., ("UFM") a wholly-owned subsidiary of First Community Bank, N. A. The majority of loans originated by UFM are sold to larger national investors on a Service Released basis. Loans are sold under a Loan Sales Agreement which contains various repurchase provisions. These repurchase provisions give rise to a contingent liability for loans which may subsequently be submitted to the company for repurchase. The principal events which could result in a repurchase obligation are i.) the discovery of fraud or material inaccuracies in a sold loan file and ii.) a default on the first payment due after a loan is sold to the investor, coupled with a ninety day delinquency in the first year of the life of the loan. Other events and variations of these events could result in a loan repurchase under terms of other Loan Sales Agreements. The volume of loan repurchases is dependent on the quality of loan underwriting and systems employed by UFM for quality control in the production of mortgage loans. To date, only one such loan totaling $140,000 has been submitted for repurchase. Accordingly, loan repurchases have not had a material adverse effect on the financial position of UFM or the Company.

UFM also originates government guaranteed FHA and VA loans which are also sold to third party investors. The department of Housing and Urban Development (HUD) periodically audits loan files of government guaranteed loans and may require UFM to execute indemnification agreements on loans which do not meet certain predefined underwriting guidelines. To date, UFM has been required to execute only three such indemnification agreements for defaults which may occur over the five-year period following the indemnification. No losses have occurred under such agreements; accordingly loan indemnifications have not had a material adverse effect on the financial position of UFM or the Company.


NOTE 7. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:

                                                                      Six Months Ended          Three Months Ended
                                                                     June 30      June 30      June 30       June 30
                                                                      2002         2001         2002          2001
                                                                   -----------   ---------   -----------    ----------
                                                                     (Amounts in Thousands)   (Amounts in Thousands)
Other Comprehensive Income:
Unrealized gains (losses) arising during the period              $      6,943   $   3,686   $     8,630    $     (589)
Tax (expense) benefit                                                  (2,783)     (1,475)       (3,452)          233
                                                                   -----------   ---------   -----------    ----------
Unrealized gains (losses) arising during the period, net of tax         4,160       2,211         5,178          (356)
Reclassification adjustment for (gains) losses realized in net
  income                                                                 (186)        (44)           (9)            7
Tax  (benefit) expense of reclassification                                 74          18             3            (2)
                                                                   -----------   ---------   -----------    ----------
Other comprehensive income (loss)                                       4,048       2,185         5,172          (351)
Beginning accumulated other comprehensive gain (loss)                     755      (1,538)         (369)          998
                                                                   -----------   ---------   -----------    ----------
Ending accumulated other comprehensive income                    $      4,803   $     647   $     4,803    $      647
                                                                   ===========   =========   ===========    ==========


NOTE 8. SEGMENT INFORMATION

The Company operates two business segments: community banking and mortgage banking. These segments are primarily identified by their products and services and the channels through which they are offered. The Community Banking segment consists of the Company's full-service bank that offers customers traditional banking products and services through various delivery channels.

The Mortgage Banking segment consists of mortgage brokerage facilities that originate, acquire, and sell residential mortgage products into the secondary market. In connection with those mortgage activities, the Company enters into forward commitments or derivatives to manage interest rate risk inherent in interest rate lock commitments made to prospective borrowers. The inventory of loans and loan commitments are hedged to protect the Company from fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers, and consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments derived from these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income.

Information for each of the segments is presented below.

                                                                      Six Months Ended June 30, 2002
                                                                         (Amounts in Thousands)
                                                    Community      Mortgage      Parent       Eliminations      Total
                                                    Banking       Banking
                                                 -------------  ------------  ------------  -------------   --------------
Net interest income                             $      28,980  $        500  $        125  $          40   $       29,645
Provision for loan losses                               1,959             -             -              -            1,959
                                                 -------------  ------------  ------------  -------------   --------------
Net interest income after provision
  for loan losses                                      27,021           500           125             40           27,686
Other income                                            5,237         5,353           391           (163)          10,818
Other expenses                                         16,684         4,551           404           (123)          21,516
                                                 -------------  ------------  ------------  -------------   --------------
Income before income taxes                             15,574         1,302           112              -           16,988
Income tax expense                                      4,378           506            30              -            4,914
                                                 -------------  ------------  ------------  -------------   --------------
Net income                                      $      11,196  $        796  $         82  $           -   $       12,074
                                                 =============  ============  ============  =============   ==============

Average assets                                  $   1,456,184  $     54,375  $    138,003  $    (188,370)  $    1,460,192
                                                 =============  ============  ============  =============   ==============


                                                                    Six Months Ended June 30, 2001
                                                                       (Amounts in Thousands)
                                                  Community     Mortgage       Parent       Eliminations      Total
                                                  Banking       Banking
                                               -------------  ------------  ------------   ------------   --------------
Net interest income                           $      23,852  $         23  $        154   $        139   $       24,168
Provision for loan losses                             1,732             -             -              -            1,732
                                               -------------  ------------  ------------   ------------   --------------
Net interest income after provision
  for loan losses                                    22,120            23           154            139           22,436
Other income                                          5,044         4,289            (6)          (106)           9,221
Other expenses                                       14,647         3,584           317             33           18,581
                                               -------------  ------------  ------------   ------------   --------------
Income (loss) before income taxes                    12,517           728          (169)             -           13,076
Income tax expense (benefit)                          3,836           225           (50)             -            4,011
                                               -------------  ------------  ------------   ------------   --------------
Net income                                    $       8,681  $        503  $       (119)  $          -   $        9,065
                                               =============  ============  ============   ============   ==============

Average assets                                $   1,245,665  $     39,106  $    125,103   $   (168,086)  $    1,241,788
                                               =============  ============  ============   ============   ==============


NOTE 9. RECENT ACCOUNTING DEVELOPMENTS

On June 29, 2001, the FASB approved Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141) and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements significantly change the accounting for business combinations, goodwill, and intangible assets.

Statement 141 eliminated the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 were effective for any business combination accounted for by the purchase method that was completed after June 30, 2001.

Statement 142 superseded APB Opinion No. 17, Intangible Assets. Under Statement 142, certain goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if indications of impairment arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives continue to be amortized over their useful lives, for which Statement 142 does not impose a limit. Currently, goodwill within the scope of Statement 72 continues to be amortized.

Effective January 1, 2002, FCBI ceased amortization of certain goodwill in accordance with FASB Statement 142. The following table depicts the effect of Statement 142 on earnings and earnings per share for the six and three-month periods ended June 30, 2002 and 2001.

                                                  (Amounts in Thousands Except Earnings per Share Amounts)
                                                       Six Months Ended               Three Months Ended
                                                           June 30,                         June 30,

                                                    2002             2001            2002           2001
                                                 -----------      ------------    -----------     ----------

Reported net income                             $    12,074      $      9,065    $     5,896     $    4,609
Add back:  goodwill amortization, net of tax              -               714              -            359
                                                 -----------      ------------    -----------     ----------
  Adjusted net income                           $    12,074      $      9,779    $     5,896     $    4,968
                                                 ===========      ============    ===========     ==========
Basic and diluted earnings per share:
Reported net income per share                   $      1.21      $       0.91    $      0.59     $     0.46
Add back: goodwill amortization, net of tax               -              0.07              -           0.03
                                                 -----------      ------------    -----------     ----------
  Adjusted net income per share                 $      1.21      $       0.98    $      0.59     $     0.49
                                                 ===========      ============    ===========     ==========



In accordance with the new disclosure requirements of FASB Statement 142, the following information is presented regarding intangibles subject to amortization and those not subject to amortization.

                                                                             As of December 31, 2001
                                                            ------------------------------------------------------
                                                                              (Amounts in Thousands)
                                                                   Gross                                  Net
                                                                 Carrying           Accumulated        Carrying
                                                                  Amount            Amortization        Amount
                                                              ---------------     --------------     -------------

Goodwill subject to amortization                             $        13,972     $        2,761     $      11,211
Goodwill not subject to amortization                                  23,259              9,120            14,139
                                                              ---------------     --------------     -------------
  Total goodwill                                                      37,231             11,881            25,350
                                                              ---------------     --------------     -------------

Core deposit intangibles subject to amortization                       2,349              1,221             1,128
                                                              ---------------     --------------     -------------

Total Goodwill and other intangible assets                   $        39,580     $       13,102     $      26,478
                                                              ===============     ==============     =============



The net carrying amount of goodwill of $25,350 as of December 31, 2001 is comprised of goodwill recorded in the community banking segment of $24,347 and goodwill recorded in the mortgage banking segment of $1,003.

The amortization expense for goodwill subject to amortization and core deposit intangibles for each of the next 5 years from December 31, 2001 is as follows:


                              (Amounts in Thousands)

                            2002           $     1,165

                            2003           $     1,105

                            2004           $     1,086

                            2005           $     1,078

                            2006           $     1,038

FASB Statement 142 requires a transitional impairment test to be applied to all goodwill and other indefinite-lived intangible assets within the first six months after adoption. The impairment test involves identifying separate reporting units based on the reporting structure of the Corporation, then assigning all assets and liabilities, including goodwill, to these units. Goodwill is assigned based on the reporting unit benefiting from the factors that gave rise to the goodwill. Each reporting unit is then tested for goodwill impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Any impairment loss determined with this transitional test would be reported as a change in accounting principle. The Corporation has completed its transitional impairment test of goodwill and based on current information, does not expect to record an impairment loss as a result of this test.

NOTE 10. EARNINGS PER SHARE

The Company's basic and diluted earnings per share were $0.59 and $1.21 for the three and six months ended June 30, 2002, respectively. For the corresponding periods of 2001, basic and diluted earnings per share were $0.46 and $0.91 (adjusted from $0.51 and $1.00, respectively, to reflect the 10% stock dividend). For the periods ending June 30, 2002, dilutive shares of 48,654 and 46,481 for the three and six month periods, respectively, did not have an impact on the Company's earnings per share.


NOTE 11. PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company's lending strategy stresses quality growth diversified by product, geography, and industry. All loans made by the Company are subject to a common credit underwriting structure. Loans are also subject to an annual review process based on the loan size and type. The Company also utilizes an ongoing review process to evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of loan loss allowances. The total loan loss allowance is divided into three categories: i) specifically identified loan relationships which are on non-accrual status, ninety days past due or more and loans with elements of credit weakness, ii) formula allowances, and iii) special allocations addressing other qualitative factors including industry concentrations, economic conditions, staffing and other conditions.

Specific allowances are established to cover loan relationships, which are identified with significant cash flow weakness and for which a collateral deficiency may be present. The allowances established under the specific identification method are judged based upon the borrower's estimated cash flow or projected liquidation value of related collateral.

Formula allowances, based on historical loss experience, are available to cover homogeneous groups of loans not individually evaluated. The formula allowance is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). To determine the amount of allowance needed for each loan category, an estimated loss percentage is developed based upon historical loss percentages. The calculated percentage is used to determine the estimated allowance excluding any relationships specifically identified and individually evaluated. While allocations are made to specific loans and classifications within the various categories of loans, the allowance is available for all loan losses. In developing the allowance for loan losses, the Company also considers various inherent risk factors, such as current economic conditions, the level of delinquencies and nonaccrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, and any concentration of credits in certain industries or geographic areas.

Management continually evaluates the adequacy of the allowance for loan losses and makes specific adjustments to the reserve based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of allowance adequate based on the current risk profile in the loan portfolio.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. (First Community) as of June 30, 2002 and the related consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001and the consolidated statements of cash flows and changes in stockholders' equity for the six month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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


Charleston, West Virginia
July 16, 2002

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

First Community is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.46 billion at June 30, 2002. First Community through its community banking subsidiary, First Community Bank, N. A. ("FCBNA"), provides financial, mortgage brokerage and origination and trust services to individuals and commercial customers through 38 full-service banking locations in West Virginia, Virginia and North Carolina as well as 11 mortgage brokerage facilities operated by United First Mortgage, Inc. ("UFM") a wholly owned subsidiary of FCBNA.

FORWARD LOOKING STATEMENTS

First Community Bancshares, Inc. ("FCBI", the "Company", "Registrant" or the "Corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


RESULTS OF OPERATIONS

Year to date 2002 net income totaled $12.1 million, $3.0 million, or 33% higher than net income of $9.1 million reported for the corresponding period in 2001. Net income for the first six months of the current and prior year resulted in basic and diluted earnings per share of $1.21 versus $0.91 (adjusted for the 10% stock dividend), a 32.97% increase. The largest factors contributing to this increase are a $5.5 million increase in net interest income (largely attributable to a $2.7 million increase in investment security income and a $3.3 million decrease in interest expense), and a $1.1 million increase in mortgage banking income. Partially offsetting these increases was an increase of approximately $1.9 million in salaries and benefits and a $1.4 million increase in other operating expenses.

Net income for the second quarter of 2002 of $5.9 million increased $1.3 million over second quarter 2001 income. Reflected in this increase were a $1.6 million increase in investment security income and a $1.9 million decrease in interest expense, with net interest income increasing by $2.9 million. Total noninterest income decreased slightly but remained relatively consistent with the second quarter 2001 while total noninterest expense increased $1.1 million when comparing the second quarter of 2002 to that of 2001. Basic and diluted earnings per share were $0.59 for the quarter ended June 30, 2002 compared to $0.46 for the same period of 2001.

NET INTEREST INCOME-SIX MONTH COMPARISON (SEE TABLE I)

Net interest income (NII), the largest contributor to earnings was $29.6 million for the six months ended June 30, 2002 compared with $24.2 million for the corresponding period in 2001. For purposes of this discussion, comparison of NII is done on a tax equivalent basis which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. Table I on page 16 displays taxable equivalent yields on earning assets and taxable equivalent Net Interest Spread (NIS) and Net Interest Margin
(NIM). As indicated on Table I, tax equivalent net interest income totaled $31.6 million for the six months ended June 30, 2002 an increase of $5.8 million from the $25.8 million reported in the first half of 2001. This increase in net interest income stems from an increase in average earning assets of $213.2 million. The yield on earning assets decreased 97 basis points between 2001 and 2002 but was offset by a 127 basis point decline in the cost of funds. The impact of these rate and volume changes was an increase in the net interest rate spread from 3.91% to 4.21% as of June 30, 2002, a 30 basis point increase in the spread between interest earning assets and interest bearing liabilities over June 30, 2001. The Company's tax equivalent net interest margin of 4.70% for June 30, 2002 reflects an increase of 13 basis points compared to the first half of 2001 when the tax equivalent net interest margin for the six months ended was 4.57%.

As indicated in Table I, the overall tax equivalent yield on average earning assets decreased 97 basis points from 8.44% to 7.47% for the six months ended June 30, 2002, compared to June 30, 2001. Compared to the same period of 2001, average loans held for investment for the six months ended June 30, 2002 increased $91.6 million while the overall tax equivalent loan yield decreased 98 basis points from the prior year to 7.96%. Likewise, the average loans held for sale balance increased $12.5 million and the yield decreased by 57 basis points to 6.88%. Decreases in key lending rates, (throughout 2001, there were 11 reductions in the Federal Funds rate with an associated 475 basis point reduction in the prime loan rate) led the reduction in the Company's overall loan yield. The increase in average outstanding loans was funded largely through increases in the level of customer deposits and, to a lesser degree, through wholesale borrowings from the Federal Home Loan Bank.

In addition, the taxable equivalent yields on securities available for sale decreased 70 basis points to 6.06% while the tax equivalent yield on investment securities held to maturity remained almost the same at 8.16%, a 3 basis point decrease. The yield on interest-bearing balances with banks decreased substantially to 1.65% in concert with the above referenced 11 cuts in the Federal Funds rate. The $127.6 million increase in the average balance of securities available for sale when comparing the six months ended June 30, 2002 to 2001, was largely the result of investment of funds received from new deposit growth in existing markets and deposits obtained in the acquisition of the four new BB&T and F&M branches in the last quarter of 2001.

The cost of interest-bearing liabilities decreased by 127 basis points from 4.53% for the first six months of 2001 to 3.26% for the same period of 2002 while the average volume increased $175.5 million. Average FHLB borrowings increased by $8.3 million compared to the prior year while the rate paid decreased 11 basis points to 5.96% from 6.07%. The rate paid on other borrowings remained virtually the same compared to the rate paid in the same period last year. The average balances of interest-bearing demand and savings deposits increased $49.4 and $29.8 million, respectively, while the corresponding average rate on these deposits declined 76 and 38 basis points. Average time deposits increased $60.2 million while the average rate paid decreased 164 basis points from 5.66% in 2001 to 4.02% in 2002. Average Fed Funds and repurchase agreements increased $27.7 million when comparing the six months ended June 30, 2002 to June 30, 2001 while the average rate decreased 176 basis points. Additionally, average noninterest-bearing demand deposits increased $28.8 million in 2002 compared to the six months ended June 30, 2001.

NET INTEREST INCOME -QUARTERLY COMPARISON (SEE TABLE II)

NII for the quarter ended June 30, 2002 was $15.2 million, up $2.9 million from the comparable quarter in 2001 as indicated in the Consolidated Statements of Income. A comparison of the second quarter of 2002 to the second quarter of 2001 on a taxable equivalent basis (refer to Table II) reflects an increase in net interest income of $3.0 million. A 128 basis point decrease in rate paid on interest-bearing liabilities offset an 86 basis point decline in the average rate earned on interest-earning assets, increasing the net interest margin 24 basis points to 4.77% for the quarter ended June 30, 2002. When comparing the two quarters, average earning assets increased $195.3 million in the second quarter of 2002 compared to the second quarter of 2001, which included increases in average securities available for sale of $136.7 million and average loans held for investment of $91.3 million. In the second quarter of 2002, average interest-bearing deposits with banks decreased $34.7 million and average loans held for sale increased $4.7 million when compared to the second quarter of the prior year. Total interest-bearing liabilities increased $164.9 million with average interest-bearing deposits increasing $128.9 million, while the average rate paid on these deposits dropped 140 basis points. For the same periods, average Fed Funds purchased and repurchase agreements increased $29.4 million as the average rate paid decreased 159 basis points.

                                     TABLE I
             AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                             (Dollars in Thousands)

                                                       Six Months Ended                                  Six Months Ended
                                                         June 30, 2002                                     June 30, 2001
                                            Average        Interest   Yield/Rate                 Average      Interest    Yield/Rate
                                            Balance        (1) (2)        (2)                    Balance       (1) (2)        (2)
                                          --------------------------- ----------             ---------------------------- ----------
Earning Assets:
Loans (3)
Loans Held for Sale                      $      48,941  $      1,670      6.88%             $       36,464  $      1,347      7.45%
Loans Held for Investment:
  Taxable                                      909,227        35,875      7.96%                    816,535        36,125      8.92%
  Tax-Exempt                                     6,452           268      8.38%                      7,509           410     11.01%
                                          -------------  ------------ ----------             --------------  ------------ ----------
  Total                                        915,679        36,143      7.96%                    824,044        36,535      8.94%
Allowance for Loan Losses                      (14,448)                                            (12,513)
                                          -------------  ------------                        --------------  ------------
  Net Total                                    901,231        36,143                               811,531        36,535

Securities Available For Sale:
  Taxable                                      257,761         6,928      5.42%                    152,765         4,768      6.29%
  Tax-Exempt                                    94,219         3,654      7.82%                     71,615         2,759      7.77%
                                          -------------  ------------ ----------             --------------  ------------ ----------
  Total                                        351,980        10,582      6.06%                    224,380         7,527      6.76%

Held to Maturity Securities:
  Taxable                                        1,992            71      7.19%                      2,786           103      7.46%
  Tax-Exempt                                    39,563         1,611      8.21%                     39,747         1,624      8.24%
                                          -------------  ------------ ----------             --------------  ------------ ----------
  Total                                         41,555         1,682      8.16%                     42,533         1,727      8.19%

Interest Bearing Deposits                       10,025            82      1.65%                     25,577           577      4.55%
Fed Funds Sold                                       -             -      0.00%                          -             -      0.00%
                                          -------------  ------------ ----------             --------------  ------------ ----------
  Total Earning Assets                       1,353,732        50,159      7.47%                  1,140,485        47,713      8.44%
                                          -------------  ------------                        --------------  ------------
Other Assets                                   106,460                                             101,303
                                          -------------                                      --------------
  Total                                  $   1,460,192                                      $    1,241,788
                                          =============                                      ==============

Interest-Bearing Liabilities:
Demand Deposits                          $     188,700           992      1.06%             $      139,302         1,256      1.82%
Savings Deposits                               160,282           923      1.16%                    130,472           999      1.54%
Time Deposits                                  575,339        11,482      4.02%                    515,094        14,452      5.66%
Fed Funds Purchased & Repurchase
  Agreements                                    81,939           929      2.29%                     54,210         1,090      4.05%
FHLB Convertible, Callable Advances            133,619         3,949      5.96%                    125,276         3,770      6.07%
Other Borrowings                                10,108           300      5.99%                     10,175           301      5.97%
                                          -------------  ------------ ----------             --------------  ------------ ----------
  Total Interest-bearing Liabilities         1,149,987        18,575      3.26%                    974,529        21,868      4.53%

Demand Deposits                                155,810                                             127,053
Other Liabilities                               15,592                                              14,649
Stockholders' Equity                           138,803                                             125,557
                                          -------------                                      --------------
  Total                                  $   1,460,192                                      $    1,241,788
                                          =============                                      ==============
Net Interest Income                                          $31,584                                             $25,845
                                                         ============                                        ============
Net Interest Rate Spread (3)                                              4.21%                                               3.91%
                                                                      ==========                                          ==========
Net Interest Margin                                                       4.70%                                               4.57%
                                                                      ==========                                          ==========

(1) Interest amounts represent taxable equivalent results for the first six months of 2002 and 2001.
(2) Fully Taxable Equivalent-Using the Federal statutory rate of 35%.
(3) Nonaccrual loans are included in average balances outstanding with no related interest income.

                                    TABLE II
             AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                             (Dollars in Thousands)

                                                        Three Months Ended                       Three Months Ended
                                                           June 30, 2002                           June 30, 2001
                                                 Average       Interest  Yield/Rate     Average       Interest    Yield/Rate
                                                 Balance       (1) (2)      (2)         Balance       (1) (2)         (2)
                                          ------------------- ---------- ---------   --------------  ---------- --------------
Earning Assets:
Loans (3)
Loans Held for Sale                      $            49,222        826     6.73%   $       44,559         736          6.63%
Loans Held for Investment:
  Taxable                                            910,759     17,925     7.89%          818,724  $   18,132          8.88%
  Tax-Exempt                                           6,560        136     8.32%            7,332         200         10.95%
                                          ------------------- ----------             --------------  ---------- --------------
  Total                                              917,319     18,061     7.90%          826,056      18,332          8.90%
Reserve for Loan Losses                              (14,470)                              (12,617)
                                          ------------------- ----------             --------------  ----------
  Net Total                                          902,849     18,061                    813,439      18,332

Securities Available For Sale:
  Taxable                                            260,109      3,588     5.53%          140,780       2,148          6.12%
  Tax-Exempt                                          92,612      1,780     7.71%           75,249       1,442          7.69%
                                          ------------------- ---------- ---------   --------------  ---------- --------------
  Total                                              352,721      5,368     6.10%          216,029       3,590          6.67%

Investment Securities:
  Taxable                                              1,930         33     6.86%            2,393          45          7.54%
  Tax-Exempt                                          39,464        804     8.17%           39,763         812          8.19%
                                          ------------------- ---------- ---------   --------------  ---------- --------------
  Total                                               41,394        837     8.11%           42,156         857          8.16%

Interest Bearing Deposits                              9,655         39     1.62%           44,367         479          4.33%
Fed Funds Sold                                             -          -                          -           -
                                          ------------------- ---------- ---------   --------------  ---------- --------------
  Total Earning Assets                             1,355,841     25,131     7.43%        1,160,550      23,994          8.29%
Other Assets                                         107,732                                99,617
                                          -------------------                        --------------
  Total                                  $         1,463,573                        $    1,260,167
                                          ===================                        ==============

Interest-Bearing Liabilities:
Demand Deposits                          $           188,857        502     1.07%   $      140,792         558          1.59%
Savings Deposits                                     170,077        542     1.28%          130,463         442          1.36%
Time Deposits                                        567,715      5,361     3.79%          526,449       7,296          5.56%
                                          ------------------- ---------- ---------   --------------  ---------- --------------
                                                     926,649      6,405     2.77%          797,704       8,296          4.17%
Fed Funds Purchased & Repurchase
  Agreements                                          84,958        482     2.28%           55,573         536          3.87%
FHLB Convertible, Callable Advances                  132,253      1,971     5.98%          125,549       1,899          6.07%
Other Borrowings                                      10,058        150     5.98%           10,173         151          5.95%
                                          ------------------- ---------- ---------   --------------  ---------- --------------
  Total Interest-bearing Liabilities               1,153,918      9,008     3.13%          988,999      10,882          4.41%

Demand Deposits                                      154,667                               129,605
Other Liabilities                                     14,580                                14,556
Stockholders' Equity                                 140,408                               127,007
                                          -------------------                        --------------
  Total                                  $         1,463,573                        $    1,260,167
                                          ===================                        ==============
Net Interest Income                                          $   16,123                             $   13,112
                                                              ==========                             ==========
Net Interest Rate Spread (3)                                                4.30%                                       3.88%
                                                                         =========                              ==============
Net Interest Margin                                                         4.77%                                       4.53%
                                                                         =========                              ==============

(1) Interest amounts represent taxable equivalent results for the three months ended June 2002 and 2001.
(2) Fully Taxable Equivalent-Using the Federal statutory rate of 35%.
(3) Nonaccrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $14.2 million on June 30, 2002, up from $14 million at December 31, 2001 and $12.7 million on June 30, 2001. The provision and underlying allowance for loan losses are quantified through a series of objective measures, review of economic indications, and the estimation of levels of losses within various loans and loan types that portray inherent weaknesses. To maintain a balance in the allowance for loan losses sufficient to absorb probable loan losses, charges are made to the provision for loan losses. The year to date and second quarter 2002 provisions of $2.0 million and $1.0 million, respectively, compare to the $1.7 million and $985,000 for the corresponding periods in 2001. The respective provisions are a result of management's formal analysis to establish the allowance for loan losses at a level sufficient to cover loan growth, absorb current period net charge-offs and to account for an increasing trend in national charge offs as supported by statistically compiled industry data suggesting that current economic conditions will continue to reflect an increase in national loss trends for the near term.


FCBI's allowance for loan loss activity for the three and six month periods ended June 30, 2002 and June 30, 2001 is as follows:

                                    For the Three Months Ended                 For the Six Months Ended
                                              June 30                                   June 30
                                      (Amounts in Thousands)                    (Amounts in Thousands)
                                     2002                 2001                   2002             2001
                                 -------------         ------------          -------------    -------------

Beginning balance              $       14,271       $       12,408        $        13,952   $       12,303
Provision                               1,022                  985                  1,959            1,732
Charge-offs                            (1,243)              (1,045)                (2,061)          (1,906)
Recoveries                                144                  340                    344              559
                                 -------------         ------------          -------------    -------------
Ending Balance                 $       14,194       $       12,688        $        14,194   $       12,688
                                 =============         ============          =============    =============


Based on the allowance for loan losses of approximately $14.2 million and $12.7 million at June 30, 2002 and 2001, respectively, the allowance to loans held for investment ratios were 1.53% and 1.50% at the respective dates.

Net charge-offs for the three and six months of 2002 were $1.1 million and $1.7 million compared with $705,000 and $1.3 million for the corresponding periods in 2001. Expressed as a percentage of average loans held for investment, net charge-offs were .12% and .19% for the three and six month periods of 2002, and ..08% and .16% for the same periods of 2001. The $370,000 increase in net charge-offs between the six month periods ended June 30, 2001 and 2002 was largely due to a $273,000 commercial loan charge-off of a loan made to a single borrower in the residential development business. Consumer loan charge offs reflected little change for the comparable periods. As of June 30, 2002, the allowance as a percentage of non-performing loans was 324% compared to 280% at December 31, 2001. The increase in this coverage ratio reflects the $242,000 increase in the allowance for loan losses and a $600,000 decrease in nonperforming loans since December 31, 2001.

Following the events of September 11, 2001 the Company reviewed credits with particular exposure to new weaknesses in the economy. In particular, the Company has reviewed loans to the hospitality industry. The Company currently has $51.2 million in loans to owners/operators of hotels and motels. One credit totaling $5.1 million has displayed signs of weakness and vulnerability to prevailing lower occupancy rates. Although this loan continues to perform, the Company has considered the current inherent risk of this loan in its monthly allowance for the loan loss analysis.

NONINTEREST INCOME

Non-interest income consists of all revenues, which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $1.6 million, or 17.32% from $9.2 million for the six months ended June 30, 2001 to $10.8 million for the corresponding period in 2002. The largest portion of this increase, $1.1 million, resulted from the mortgage brokerage operations of UFM, which recognized approximately $5.4 million of other income in 2002 versus $4.3 million for the comparable six-month period in 2001. This increase is directly tied to the increased loan production of UFM in late 2001 and the first half of 2002 compared to production in the corresponding period of 2001. When comparing the first six months of 2002 to that of 2001 exclusive of UFM, noninterest income increased $530,000, or 10.75%. This increase is largely attributable to a $461,000, or a 16.42% increase in service charges on deposit accounts (primarily the result of a new customer-sensitive overdraft program that allows well-managed customer deposit accounts greater flexibility in managing overdrafts and that, in turn, produced higher levels of overdraft charges with minimal charge-offs of overdrawn accounts), and a $142,000 increase in security gains both of which were partially offset by a $66,000 decrease in fiduciary income. Fiduciary earnings correspond to the asset management fees recorded and have declined from the prior year as a direct result of a reduction in estate and trust management activity and lower market values and yields on assets under management. Second quarter trust revenues did, however, return to a level comparable to the second quarter of 2001.

Total noninterest income for the second quarter of 2002 compared to the second quarter of 2001 remained relatively the same, decreasing by only $39,000 (less than 1%), even though certain individual income statement items reflected larger fluctuations. Mortgage banking income and other operating income decreased $437,000 and $77,000, respectively, while service charges on deposit accounts and other service charges, commissions and fees increased $303,000 and $156,000, respectively.

NONINTEREST EXPENSE

Non-interest expense totaled $21.5 million in the first six months of 2002, increasing $2.9 million over the corresponding period in 2001. This increase is primarily attributable to a $1.9 million increase in salaries and benefits, $510,000 of which was due to the acquisition of the four BB&T & F&M branches in the fourth quarter of 2001, along with a $614,000 increase in salaries and commissions in the mortgage operations of UFM (mostly due to increased loan production) and a general increase in salaries as staffing needs at several locations were satisfied in order to support new infrastructure and continued growth.

Also impacting the increase in noninterest expense for the six months ended June 30, 2002 compared to 2001 were increased other operating costs associated with UFM of $347,000 (again, largely tied to increased loan production), increases in other operating expenses of $163,000 and an increase of $92,000 in OREO expenses. Increased costs such as data communications, supplies, advertising and other service fees account for a large portion of the remaining increase.

In the first half of 2002, occupancy expense increased by $85,000 when compared to the first half of 2001, $69,000 of which was due to the new branches while additional occupancy expenses of UFM were largely responsible for the remainder. Furniture, fixtures and equipment expense increased $106,000, $48,000 of which was attributable to the new branches and UFM, with the majority of the remaining increase due to additional depreciation on new software and hardware utilized in the Information Technology department and throughout the Company.

With the adoption of FASB Statement No. 142, the Company ceased amortization of certain goodwill beginning January 1, 2002, as required by the Statement. Cessation of such amortization decreased goodwill expense by $714,000; however, additional amortization associated with the new branches was recorded and resulted in a net decrease of $539,000 during the first six months of 2002 compared to the same period last year. On a quarterly basis, the net effect of the adoption of FASB Statement 142 along with the additional of goodwill associated with the new branches was a decrease in amortization expense of $270,000 in the second quarter of 2002 compared to the same period of 2001.

Noninterest expense for the three months ended June 30, 2002 totaled $10.7 million, a $1.1 million dollar increase over the $9.6 million for the quarter ended June 30, 2001. As in the year to date discussion, the majority of this increase was a $752,000 increase in salaries and employee benefits which is largely attributed to the branches acquired in December 2001 ($278,000), increases due to higher loan origination activity ($91,000) of UFM in 2002 and a general increase in salaries along with the addition of personnel Company-wide accounting for the difference. Other operating expenses increased $499,000 largely due to increased data communication costs and equipment installation at the new branches and increased advertising costs associated with a series of campaigns targeted at increasing deposits and the Company's rollout of its internet banking product.

Furniture and equipment expense increased $66,000 for the quarter ended June 30, 2002 compared to June 30, 2001. As discussed earlier, this additional expense was associated with the new branches and increased costs associated with data processing and communication equipment.

The effective income tax rate has been impacted by the Company's continued emphasis on the utilization of tax-exempt municipal securities and the discontinuance of amortization of goodwill that was not deductible for income tax purposes. Municipal securities have offered an attractive tax equivalent yield, helped counter the effect of the declining interest rate environment and have lowered the Company's effective tax rate.


FINANCIAL POSITION

SECURITIES

Investment securities, which are purchased with the intent to hold until maturity, totaled $41.3 million at June 30, 2002, a decrease of $557,000 from December 31, 2001. This 1.3% decrease is largely the result of maturities and calls within the portfolio during the first half of 2002. The market value of investment securities held to maturity was 105.2% and 103.6% of book value at June 30, 2002 and December 31, 2001, respectively. The market value of fixed rate debt securities reacts inversely to rising interest rates; consequently, recent trends in interest rates have had a positive effect on the underlying market value since December 31, 2001, due to a general shift in market offering rates for similar securities, and as a result of the securities markets current bias toward the interest rate environment. However, the target Federal Funds rate and the prime loan rates have remained unchanged since year-end 2001.

Securities available for sale were $338.6 million at June 30, 2002 compared to $354.0 million at December 31, 2001, a decrease of $15.4 million. This change reflects the purchase of $32.5 million in securities, $20.5 million in maturities and calls, the sale of $13.9 million in securities as well as the continuation of larger pay-downs on mortgage-backed securities and CMO's triggered by the rate environment. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gains after taxes of $4.8 million at June 30, 2002, represents an increase from the $755,000 gain at December 31, 2001 due to market value increases in the first six months of 2002.

LOAN PORTFOLIO

LOANS HELD FOR SALE

The relative size of the portfolio of loans originated by the Company's mortgage brokerage division, UFM, and held for sale was impacted greatly by the refinancing activity that occurred during 2001. Average loans held for sale (see Table I) increased $12.5 million during the first half of 2002 compared to the first half of 2001 due to a substantial increase in mortgage purchase and refinance activity prompted by the lower interest rate environment.

Due to the increased volume of loans delivered to investors in the first six months of 2002, the actual loans funded and in the process of delivery declined from year-end 2001 by $13.4 million to $52.1 million at June 30, 2002 despite the year to date average increase of $12.5 million.

 The loan to deposit ratio (including loans held for sale) increased slightly from the year-end 2001 ratio of 89.96% to 90.67% on June 30, 2002, however, both of these ratios remain well below the June 30, 2001 94.75%. The lower levels of loans to deposits are due, in part, to the lower loan to deposit ratios of the branches acquired in the fourth quarter of 2001.

LOANS HELD FOR INVESTMENT

Total loans held for investment increased $24.0 million from $904.5 million at December 31, 2001 to $928.5 million at June 30, 2002. However, the substantial increase in deposits during the latter half of 2001 and the first half of 2002 has lowered the loan to deposit ratio from its June 30, 2001 level. The loan to deposit ratio, using only loans held for investment (excluding loans held for sale), was 85.86% on June 30, 2002, 83.88% on December 31, 2001 and 91.05% on
June 30, 2001.

Average loans held for investment (see Table I) increased $91.6 million when comparing the first six months of 2002 to the same period of 2001, the result of sales and marketing efforts, a concentration on relationship management and development, and the acquisition of approximately $31 million of loans in December 2001 as part of the BB&T and F&M branches.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. Commercial and commercial real estate loans represent the largest segment of the portfolio, comprising $406.8 million or 43.82% of total loans at June 30, 2002 compared to $421.9 million or 46.65% of total loans at December 31, 2001. Residential real estate loans increased to $308.0 million or 33.17% of total loans at June 30, 2002 compared to $267.1 million or 29.53% of the total loan portfolio at December 31, 2001. Loans to individuals also decreased slightly to $131.9 million or 14.20% of total loans at June 30, 2002 from $137.1 million or 15.16% of total loans at December 31, 2001. Construction loans were $80.7 million at June 30, 2002 or 8.69% of total loans compared to $77.4 million at December 31, 2001 or 8.56% of total loans. The construction loan segment includes multifamily residential properties and commercial real estate development properties. A portion of these loans will move into the commercial real estate portfolio as the projects are completed. Other loans were $1.2 million at June 30, 2002 compared to $961,000 at December 31, 2001.

                             Loan Portfolio Overview
                             (Dollars in Thousands)

                                       June 30, 2002                   December 31, 2001                 June 30, 2001
                                ----------------------------     ----------------------------     -----------------------------
                                    Amount          Percent           Amount         Percent           Amount          Percent
                                --------------     ---------     ---------------    ---------     ----------------    ---------
Loans Held for Investment:
 Commercial and Agricultural     $    131,672        14.18%       $     162,173       17.93%       $       93,101       11.01%
 Commercial Real Estate               275,155        29.64%             259,717       28.72%              237,775       28.14%
 Residential Real Estate              307,990        33.17%             267,139       29.53%              305,358       36.12%
 Construction                          80,661         8.69%              77,402        8.56%               73,716        8.72%
 Consumer                             131,879        14.20%             137,104       15.16%              134,780       15.94%
 Other                                  1,184         0.13%                 961        0.11%                  660        0.08%
                                    ----------     ---------         -----------    ---------         ------------    ---------
 Total                           $    928,541       100.00%       $     904,496      100.00%       $      845,390      100.00%
                                    ==========     =========         ===========    =========         ============    =========

 Loans Held for Sale             $     52,095                     $      65,532                    $       34,303
                                    ==========                       ===========                      ============



NON-PERFORMING ASSETS

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned ("OREO"). Non-performing assets were $6.8 million at June 30, 2002, $7.4 at March 31, 2002 and $8.0 million at December 31, 2001, or 0.73%,
0.81% and 0.88% of total loans and OREO, respectively. The following schedule details non-performing assets by category at the close of each of the last five quarters:


(In Thousands of Dollars)        June 30        March 31         December 31       September 30        June 30          March 31
                                  2002           2002               2001               2001              2001             2001
                              -------------  -------------     --------------     --------------     ------------     ------------

Nonaccrual                  $        4,131  $       4,644   $          3,633   $          5,361    $       5,167    $       5,192
Ninety Days Past Due                   254            192              1,351              1,418            1,442            1,393
Other Real Estate Owned              2,452          2,538              3,029              2,595            2,614            2,591
                              -------------  -------------     --------------     --------------     ------------     ------------
                            $        6,837  $       7,374   $          8,013   $          9,374    $       9,223    $       9,176
                              =============  =============     ==============     ==============     ============     ============

Restructured loans
 performing in accordance
 with modified terms        $          440  $         523   $            449   $            443    $         445    $         446
                              =============  =============     ==============     ==============     ============     ============


At June 30, 2002, nonaccrual loans decreased $513,000 from March 31, 2002, while ninety day past due loans increased only $62,000. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The $513,000 decrease in nonaccrual loans in the second quarter is largely attributable to a single charge off for $227,000. OREO decreased $86,000 during the second quarter of 2002 from March 31, 2002. The decrease in OREO is due to the foreclosure and disposition of several properties with no large additions in the second quarter of 2002. The parcels of other real estate owned are generally carried at the lesser of their estimated realizable fair market value or cost.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $143.9 million at June 30, 2002 increasing $10.9 million through earnings and comprehensive income (net of dividends of $5.0 million) over the $133.0 million, reported at December 31, 2001. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2002, the Company's total risk adjusted capital-to-asset ratio was 12.91% versus 12.10% in December 31, 2001. The Company's leverage ratio at June 30, 2002 was 7.89% compared with 7.93% at December 31, 2001. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($31.7 million), investment securities available for sale ($338.6 million) and Federal Home Loan Bank credit availability of approximately $305.9 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company has adopted a Liquidity Contingency Plan as a means to further manage liquidity risk. The Plan is designed as a tool for the Company to detect liquidity issues promptly in order to protect depositors, creditors and shareholders. The Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company's quarterly earnings to a decline in the market price of the Company's stock. The Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments on a recurring basis by management and the Board of Directors.

RECENT LEGISLATIVE DEVELOPMENTS

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 ("Act"). The stated goals of the Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 ("Exchange Act"). Given the extensive SEC role in implementing rules relating to many of the Act's new requirements, the final scope of these requirements remains to be determined.

The Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

This Act addresses, among other matters: audit committees; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding Federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

The Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. Effective July 30, 2002, the chief executive officer and chief financial officer of a company must certify in a written statement that its periodic report filed with the SEC, containing financial statements, fully comply with the rules promulgated under the Exchange Act and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the company.

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk (IRR) and Asset/Liability Management

While the Company continues to strive to decrease its dependence on net interest income, the Bank's profitability is dependent to a large extent upon its ability to manage its net interest margin. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of IRR have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Bank's interest-earning assets.

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

The Company's risk profile continues to reflect a slightly asset sensitive position. The substantial level of prepayments and calls consistent with the declining rate environment that occurred in the prior year, as well as the success of deposit funding campaigns instituted in the prior year have lead to an increase in the banks overall liquidity position as reflected in the level of cash reserves, due from balances and Fed Funds Sold of approximately $31.7 million. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment. In addition, the mortgage operations of UFM use investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments (also deemed to be derivatives) made to prospective borrowers. The pipeline of loans is hedged to mitigate unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments derived from these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income.

As of June 30, 2002, UFM held an investment in the underlying notional value of investments in securities ("forward commitments") of $82.0 million and had option adjusted interest rate lock commitments and closed loan inventory being hedged of $84.0 million. As of June 30, 2002 the change in the market value of investments in hedge securities reflected a decline in value of $511,000 while the interest rate lock commitments reflect an appreciation in value of $1,382,000. The combined net change in market values of the commitments on forwards and loan commitments being hedged as of June 30, 2002 and December 31, 2001 are $871,000 and $480,000, respectively. The increase in the fair value is due to an increase in the volume and the change in pricing of the forward commitments from December 31, 2001 to June 30, 2002. This hedging strategy is managed through a series of mathematical tools that are used to quantify the exposure to changes in interest rates and UFM simultaneously enters into forward transactions to minimize the potential volatility to earnings as rates change.

The Company's earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

       (a) The Company is currently a defendant in various legal actions and asserted claims involving lending and collection activities and other matters in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position of the Company.

              In October 2000, the Circuit Court of Mercer County, West Virginia entered a directed verdict in favor of the Registrant in a case styled "Ann Tierney Smith, as Executrix of the Estate of Katherine
              B. Tierney, Ann Barclay Smith and Laurence E. Tierney Smith vs. FCFT, Inc., et al, Civil Action No. 97-CV-408-K". On June 4, 2002, the West Virginia Supreme Court of Appeals, by a vote of 3 to 2, granted Plaintiffs and a defendant, Gentry, Locke, Rakes and Moore, a hearing on an appeal of the Circuit Court's decision. A hearing date for this appeal has not been set. Legal Counsel and management are both confident that the Registrant will prevail in this matter. A motion for one of the Supreme Court Justices to recuse himself from hearing this matter has been filed, due to an alleged conflict of interest stemming from the Justice's personal pending lawsuit against the Registrant as a dissenting shareholder of a predecessor bank acquired by the Registrant.


Item 2. Changes in Securities and Use of Proceeds

       (a)    N/A

       (b)    N/A

       (c) On July 10, 2002, the Registrant sold 5,500 shares of common stock then held in Treasury to its Director Emeritus, Sam Clark, pursuant to its Directors' Stock Option Plan (the "Plan") at the stated Plan option price of $23.91 per share. The shares under the Directors' Stock Option Plan had been previously registered under a Form S-8 filed by the Registrant on December 14, 2001. The proceeds of this sale totaled one hundred thirty-one thousand, five hundred five dollars ($131,505). The proceeds were not earmarked for any specific use and remain available for general business needs of the Registrant.

       (d)    N/A

Item 3. Defaults Upon Senior Securities

       (a)    N/A

       (b)    N/A

Item 4. Submission of Matters to a Vote of Security Holders

       (a)    N/A

       (b)    N/A

       (c)    N/A

       (d)    N/A

Item 5. Other Information

       (a)    N/A

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

       3(i)   Articles of Incorporation and Amendments
       3(ii)  Bylaws and Amendments
       10.1   John M. Mendez Employment Contract
       10.2   Supplementary Retirement Contract-Director
       10.3   Supplementary Executive Retention Contract-Officer
       10.4   Stock Option Contract-Director
       10.5   Stock Option Contract-Officer
       12     Statement regarding computation of ratios-Incorporated by
               reference to Note 9 of the Consolidated Financial Statements within this report.
       15     Letter regarding unaudited interim financial information
       99.1   CEO Certification of June 30, 2002 10-Q
       99.2   CFO Certification of June 30, 2002 10-Q

(b)    Reports on Form 8-K

       A report on Form 8-K was filed on July 16, 2002 announcing the Company's second quarter 2002 earnings and depicting certain financial information as of June 30, 2002 and comparative income statements for the three and six month periods ending June 30, 2002 and 2001, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: August 14, 2002

/s/ John M. Mendez
------------------------------
John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)


DATE: August 14, 2002

/s/ Robert L. Schumacher
------------------------------
Robert L. Schumacher
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.

       3(i)   Articles of Incorporation and Amendments
       3(ii)  Bylaws and Amendments
       10.1   John M. Mendez Employment Contract
       10.2   Supplementary Retirement Contract-Director
       10.3   Supplementary Executive Retention Contract-Officer
       10.4   Stock Option Contract-Director
       10.5   Stock Option Contract-Officer
       12     Statement regarding computation of ratios-Incorporated by
              reference to Note 9 of the Consolidated Financial Statements within this report.
       15     Letter regarding unaudited interim financial information
       99.1   CEO Certification of June 30, 2002 10-Q
       99.2   CFO Certification of June 30, 2002 10-Q