Form 10-Q
period 2002-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2002-11-15
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934



       For the Quarterly Period Ended:               September 30, 2002
                                                     ------------------

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

                       Yes X               No
                           -                 --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                             Outstanding at October 31, 2002
      Common Stock, $1 Par Value                   9,888,482
                                               -----------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                    For the quarter ended September 30, 2002

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        REFERENCE
                                                                       ---------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 2002 and
             December 31, 2001                                              3
          Consolidated Statements of Income for the Three and Nine
             Month Periods Ended September 30, 2002 and 2001                4
          Consolidated Statements of Cash Flows for the
             Nine Month Periods Ended September 30, 2002 and 2001           5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months Ended September 30,
             2002 and 2001                                                  6
          Notes to Consolidated Financial Statements                     7-13
          Independent Accountants' Review Report                           14

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  14-25

          Item 3.  Quantitative and Qualitative Disclosures about          26
                   Market Risk

          Item 4.  Controls and Procedures                                 26

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                       27

          Item 2.  Changes in Securities and Use of Proceeds               27

          Item 3.  Defaults Upon Senior Securities                         27

          Item 4.  Submission of Matters to a Vote of                      27
                   Security Holders

          Item 5.  Other Information                                       27

          Item 6.  Exhibits and Reports on Form 8-K                        28

SIGNATURES                                                                 29

PART I. ITEM 1.   FINANCIAL STATEMENTS

                        FIRST COMMUNITY BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands, Except Share Data)
--------------------------------------------------------------------------------


                                                                                September         December 31
                                                                                  2002               2001
Assets                                                                         (Unaudited)         (Note 1)
                                                                               -----------        -----------
Cash and due from banks                                                        $    30,331        $    47,566
Interest-bearing balances-FHLB                                                      20,321                249
Securities available for sale (amortized cost of $322,938 at
    September 30, 2002; $352,759 at December 31, 2001)                             334,408            354,007
Securities held to maturity (fair value of $42,938 at
    September 30, 2002; $43,393 at December 31, 2001)                               40,211             41,884
Loans held for sale                                                                 68,821             65,532
Loans, net of unearned income                                                      926,400            904,496
    Less allowance for loan losses                                                  14,080             13,952
                                                                               -----------        -----------
Net loans                                                                          912,320            890,544
Premises and equipment                                                              23,632             21,713
Other real estate owned                                                              2,668              3,029
Interest receivable                                                                  8,340              8,765
Other assets                                                                        16,843             18,468
Goodwill and other intangibles                                                      26,012             26,478
                                                                               -----------        -----------
            Total Assets                                                       $ 1,483,907        $ 1,478,235
                                                                               ===========        ===========

Liabilities
Deposits:
    Noninterest-bearing                                                        $   161,249        $   161,346
    Interest-bearing                                                               943,977            916,914
                                                                               -----------        -----------
       Total Deposits                                                            1,105,226          1,078,260
Interest, taxes and other liabilities                                               13,928             16,007
Federal funds purchased                                                               --               26,500
Securities sold under agreements to repurchase                                      94,964             79,262
FHLB borrowings and other indebtedness                                             120,053            145,165
                                                                               -----------        -----------
            Total Liabilities                                                    1,334,171          1,345,194
                                                                               -----------        -----------

Stockholders' Equity
Common stock, $1 par value; 15,000,000 shares authorized ; 9,956,714 and
   9,955,425 issued in 2002 and 2001; and
   9,918,482 and 9,936,442  outstanding in 2002 and 2001, respectively               9,957              9,955
Additional paid-in capital                                                          58,642             60,189
Retained earnings                                                                   75,353             62,566
Treasury stock, at cost                                                             (1,098)              (424)
Accumulated other comprehensive income                                               6,882                755
                                                                               -----------        -----------
            Total Stockholders' Equity                                             149,736            133,041
                                                                               -----------        -----------

            Total Liabilities and Stockholders' Equity                         $ 1,483,907        $ 1,478,235
                                                                               ===========        ===========


See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

       (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        Nine Months                       Three Months
                                                                           Ended                              Ended
                                                                        September 30                       September 30
                                                                  2002              2001             2002             2001
                                                              --------------    --------------   --------------  ----------------
Interest Income:
Interest and fees on loans held for investment             $    54,646       $    54,619       $    18,597       $    18,228
Interest on loans held for sale                                  2,521             2,110               851               763
Interest on securities-taxable                                  10,235             7,467             3,236             2,596
Interest on securities-nontaxable                                5,101             4,484             1,679             1,634
Interest on federal funds sold and deposits in banks               170               746                88               169
                                                           -----------       -----------       -----------       -----------
              Total interest income                             72,673            69,426            24,451            23,390
                                                           -----------       -----------       -----------       -----------

Interest Expense:
Interest on deposits                                            19,603            24,586             6,206             7,879
Interest on borrowings                                           7,414             7,862             2,234             2,701
                                                           -----------       -----------       -----------       -----------
              Total interest expense                            27,017            32,448             8,440            10,580
                                                           -----------       -----------       -----------       -----------
              Net interest income                               45,656            36,978            16,011            12,810
Provision for loan losses                                        3,261             3,014             1,302             1,282
                                                           -----------       -----------       -----------       -----------
Net interest income after provision for loan losses             42,395            33,964            14,709            11,528
                                                           -----------       -----------       -----------       -----------

Noninterest Income:
Fiduciary income                                                 1,287             1,380               443               470
Service charges on deposit accounts                              5,135             4,325             1,866             1,517
Other service charges, commissions and fees                      1,009             1,008               328               332
Mortgage banking income                                          7,594             7,067             2,238             2,778
Other operating income                                             582               730               100               236
Gain on sale of securities                                         208               197                22               153
                                                           -----------       -----------       -----------       -----------
              Total noninterest income                          15,815            14,707             4,997             5,486
                                                           -----------       -----------       -----------       -----------

Noninterest Expense:
Salaries and employee benefits                                  17,295            14,904             5,746             5,239
Occupancy expense of bank premises                               2,160             2,005               738               668
Furniture and equipment expense                                  1,594             1,362               529               403
Goodwill and core deposit amortization                             875             1,687               295               568
Other operating expense                                         10,077             8,326             3,177             2,825
                                                           -----------       -----------       -----------       -----------
              Total noninterest expense                         32,001            28,284            10,485             9,703
                                                           -----------       -----------       -----------       -----------

Income before income taxes                                      26,209            20,387             9,221             7,311
Income tax expense                                               7,692             6,322             2,778             2,311
                                                           -----------       -----------       -----------       -----------
              Net Income                                   $    18,517       $    14,065       $     6,443       $     5,000
                                                           ===========       ===========       ===========       ===========
Basic and diluted earnings per common share                $      1.86       $      1.41       $      0.65       $      0.50
                                                           ===========       ===========       ===========       ===========

Weighted average basic shares outstanding                    9,935,464         9,945,772         9,928,069         9,943,522
                                                           ===========       ===========       ===========       ===========
Weighted average diluted shares outstanding                  9,982,611         9,977,277         9,978,136        10,003,547
                                                           ===========       ===========       ===========       ===========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in Thousands) (Unaudited)

===============================================================================

                                                                           Nine Months Ended
                                                                             September 30
                                                                          2002         2001
                                                                        ---------    ---------
Operating Activities:
Cash flows from operating activities:
Net income                                                              $  18,517    $  14,065
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Provision for loan losses                                              3,261        3,014
     Depreciation of premises and equipment                                 1,215        1,108
     Amortization of intangible assets                                        679        1,607
     Net investment amortization and accretion                              1,116          203
     Net gain (loss) on the sale of assets                                    161          (86)
     Net gain on sale of loans                                             (8,324)      (4,842)
     Mortgage loans originated for sale                                  (495,097)    (385,858)
     Proceeds from sale of mortgage loans                                 500,164      361,197
     Increase in interest receivable                                          425          515
     Increase in other assets                                              (3,349)      (1,569)
     (Decrease) Increase in other liabilities                                (993)       2,923
                                                                        ---------    ---------
Net cash provided by (used in) operating activities                        17,775       (7,723)
                                                                        ---------    ---------
Investing Activities:
Cash flows from investing activities:
Proceeds from sales of securities available for sale                       14,919       18,883
Proceeds from maturities and calls of securities available for sale        52,983       82,986
Proceeds from maturities and calls of investment securities                 1,662        1,478
Purchase of securities available for sale                                 (38,978)    (116,764)
Net increase in loans made to customers                                   (24,343)     (53,703)
Purchase of premises and equipment                                         (3,500)      (1,946)
Sale of equipment                                                            --             13
                                                                        ---------    ---------
Net cash provided by (used in) investing activities                         2,743      (69,053)
                                                                        ---------    ---------
Financing Activities:
Cash flows from financing activities:
Net increase in demand and savings deposits                                39,133       20,601
Net (decrease) increase in time deposits                                  (11,865)      33,267
Net (decrease) increase in FHLB and other indebtedness                    (35,953)      29,674
Repayment of other borrowings                                                (112)         (12)
Acquisition of treasury stock                                              (1,607)        (452)
Issuance of treasury stock                                                    178         --
Dividends paid                                                             (7,455)      (6,252)
                                                                        ---------    ---------
Net cash (used in) provided by financing activities                       (17,681)      76,826
                                                                        ---------    ---------
Cash and Cash Equivalents
Net increase in cash and cash equivalents                                   2,837           50
Cash and cash equivalents at beginning of period                           47,815       50,243
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $  50,652    $  50,293
                                                                        =========    =========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
   (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION) (UNAUDITED)

                                                                                   ACCUMULATED
                                                  ADDITIONAL                          OTHER
                                         COMMON   PAID-IN    RETAINED   TREASURY   COMPREHENSIVE
                                         STOCK    CAPITAL    EARNINGS    STOCK     (LOSS) INCOME   TOTAL

BALANCE JANUARY 1, 2001                   9,052     35,273      78,097      (202)       (1,538)    120,682
                                                                                     ----------
Comprehensive income:
Net income                                    -          -      14,065         -             -      14,065
   Other comprehensive income, net of tax:
     Net unrealized gains on
          securities available for sale       -          -           -         -         4,022       4,022
                                                              ---------              ----------   --------
         Comprehensive income                 -          -      14,065         -         4,022      18,087
                                        --------  ---------   ---------  --------    ----------   ---------
Common dividends declared
   ($.69 per share)                           -          -      (6,252)        -             -      (6,252)
Purchase 21,436 treasury shares at
   $21.08 per share                           -          -           -      (452)            -        (452)
Treasury share distribution to ESOP                     29                   378                       407
                                        --------   --------   ---------  --------    ----------   ---------
Balance September 30, 2001                9,052     35,302      85,910      (276)        2,484     132,472
                                        ========   ========   =========  ========    ==========   =========

Balance January 1, 2002                   9,955     60,189      62,566      (424)          755     133,041
                                                                                     ----------
Comprehensive income:
Net income                                    -          -      18,517         -             -      18,517
   Other comprehensive income, net of tax:
     Net unrealized gains on
          securities available for sale       -          -           -         -         6,127       6,127
                                                              ---------              ----------   --------
         Comprehensive income                 -          -      18,517         -         6,127      24,644
                                        --------   --------   ---------  --------    ----------   --------
Common dividends declared
   ($.75 per share)                           -          -      (7,455)        -             -      (7,455)
Fractional share adjustment for 10%
   STOCK DIVIDEND                             2     (1,729)      1,725       (14)                      (16)
Purchase 55,844 treasury shares at
   $28.74 per share                           -          -           -    (1,607)            -      (1,607)
Option exercise 5,500 sh @$23.91                        42                   155                       197
Treasury share distribution to ESOP                    140                   792                       932
                                        --------   --------   ---------  --------    ----------   ---------
Balance September 30, 2002                9,957     58,642      75,353    (1,098)        6,882     149,736
                                        ========   ========   =========  ========    ==========   =========

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of September 30, 2002, the unaudited consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 and the consolidated statements of cash flows and changes in stockholders' equity for the nine months ended September 30, 2002 and 2001 have been prepared by the management of First Community Bancshares, Inc. ("FCBI", the "Company", "Registrant" or the "Corporation"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at September 30, 2002 and its results of operations, cash flows, and changes in stockholders' equity for the three and nine months ended September 30, 2002 and 2001 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

The consolidated balance sheet as of December 31, 2001 has been extracted from audited financial statements included in the Company's 2001 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2001 Annual Report of FCBI.

NOTE 2.  RECLASSIFICATIONS

Certain amounts reflected in the December 31, 2001 balance sheet have been reclassified to conform to the balance sheet presentation used in preparation of the September 30, 2002 financial statements that are included in this periodic report on Form 10-Q. The reclassification had no effect on net income or stockholders' equity.

NOTE 3.   STOCK DIVIDEND

On February 19, 2002, the Company's Board of Directors declared a 10% stock dividend to shareholders of record as of March 1, 2002, which was distributed March 28, 2002. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to give effect to the stock dividend. Stockholders' equity balances as of December 31, 2001 reflect the effect of the 10% stock dividend. Fractional share adjustments are reflected in the current period ended September 30, 2002.

NOTE 4.   MERGERS AND ACQUISITIONS

On September 6, 2002, the Boards of Directors of FCBI, First Community Bank, N.A. ("FCBNA"), Monroe Financial, Inc. ("Monroe") and the Bank of Greenville, Inc. ("Greenville") entered into an agreement under which FCBI will acquire Monroe and FCBNA will acquire Greenville through two simultaneous merger transactions. The merger is presently valued at $2.0 million. The acquisition will be accounted for as a purchase transaction in accordance with Financial Accounting Standards Board ("FASB") Statement No. 141 and is currently contingent upon the approval of the appropriate regulatory authorities and Monroe's shareholders. The transaction is anticipated to be completed during the fourth quarter of 2002.

On December 7, 2001, the Company completed the acquisition of four branches of Branch Banking and Trust Company of Virginia ("BB&T") and F & M Bank - Southern Virginia ("F&M") located in Clifton Forge, Emporia, and Drakes Branch, Virginia. The total consideration paid of $3.6 million resulted in goodwill and identified intangible assets of approximately $3.8 million. The consummation of this transaction resulted in a $77 million cash payment to the Company for the assumption of $114 million in deposits and the purchase of approximately $31 million in loans.

NOTE 5.   BORROWINGS

Federal Home Loan Bank ("FHLB") borrowings and other indebtedness are comprised of $100 million in convertible and callable advances and $20 million of noncallable term advances from the Federal Home Loan Bank of Atlanta.

The callable advances may be called (redeemed) in quarterly increments after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. The contractual maturities of the callable advances occur in 2010 and coupon rates range from 5.47% to 6.02%.

The above referenced noncallable term borrowings with the FHLB of $20 million as of September 30, 2002 carry terms as follows: $10 million due in December 2002 at 4.30%; $8 million due in September 2003 at 5.95%; and $2 million due in September 2008 at 6.27%.

In addition, during October 2002, United First Mortgage, Inc. ("UFM") entered into an Early Purchase Program ("EPP") Agreement with Countrywide Home Loans, Inc. ("Countrywide") whereby UFM will be entitled to sell certain of its eligible loans to Countrywide prior to delivery of certain mortgage loan documents. The terms of the agreement essentially provide for an additional warehouse lending facility of $20 million available to UFM. Interest on this credit facility is charged at the rate of 1 Month LIBOR plus 200 basis points. The facility is scheduled to mature in December 2002.

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

In October 2000, the Registrant prevailed, through a directed verdict, in a case styled "Ann Tierney Smith, as Executrix of the Estate of Katherine B. Tierney, Ann Barclay Smith and Laurence E. Tierney Smith vs. FCFT, Inc., et al." In this matter, the Plaintiffs sought to abolish a charitable foundation trusteed by the Company's Trust Division and obtain damages based upon alleged breach of Registrant's fiduciary duty and conflict of interest. In June of 2002, the West Virginia Supreme Court of Appeals granted Plaintiffs and co-defendant a hearing set for November 13, 2002 to appeal the Circuit Court's decision. Registrant was successful in having one of the Supreme Court Justices recused from this matter due to his conflict of interest stemming from the Justice's personal lawsuit against the Registrant as a dissenting shareholder of a bank acquired by the Registrant. Legal Counsel and management are both confident that the Registrant will again prevail in this matter. The Registrant's liability carrier has assumed the defense of this matter under a reservation of rights.

The Company conducts mortgage banking operations through UFM, a wholly-owned subsidiary of FCBNA. The majority of loans originated by UFM are sold to larger national investors on a service released basis. Loans are sold under Loan Sales Agreements which contains various repurchase provisions. These repurchase provisions give rise to a contingent liability for loans which could subsequently be submitted to UFM for repurchase. The principal events which could result in a repurchase obligation are i.) the discovery of fraud or material inaccuracies in a sold loan file and ii.) a default on the first payment due after a loan is sold to the investor, coupled with a ninety day delinquency in the first year of the life of the loan. Other events and variations of these events could result in a loan repurchase under terms of other Loan Sales Agreements. The volume of contingent loan repurchases is dependent on the quality of loan underwriting and systems employed by UFM for quality control in the production of mortgage loans. To date, only one such loan totaling $140,000 has been submitted for repurchase. This loan was, in turn, resold to another investor after repurchase and cure of the borrower's defects. Accordingly, loan repurchases have not had a material adverse effect on the financial position of UFM or the Company.

UFM also originates government guaranteed FHA and VA loans that are also sold to third party investors. The department of Housing and Urban Development (HUD) periodically audits loan files of government guaranteed loans and may require UFM to execute indemnification agreements on loans which do not meet certain predefined underwriting guidelines. To date, UFM has been required to execute only three such indemnification agreements for defaults which may occur over the five-year period following the indemnification and no losses have occurred under such agreements. Accordingly, loan indemnifications have not had a material adverse effect on the financial position of UFM or the Company.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:

                                                                 NINE MONTHS ENDED              THREE MONTHS ENDED
                                                             SEPTEMBER 30   SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                                                                2002             2001           2002           2001
                                                            ----------------------------   ----------------------------
                                                               (AMOUNTS IN THOUSANDS)         (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Unrealized gains arising during the period                  $      10,430   $     6,901    $      3,487    $     3,215
Tax expense                                                        (4,178)       (2,761)         (1,395)        (1,286)
                                                            --------------  ------------   -------------   ------------
Unrealized gains arising during the period, net of tax              6,252         4,140           2,092          1,929
Reclassification adjustment for gains realized in net
  income                                                             (208)         (197)            (22)          (153)
Tax expense of reclassification                                        83            79               9             61
                                                            --------------  ------------   -------------   ------------
Other comprehensive income                                          6,127         4,022           2,079          1,837
Beginning accumulated other comprehensive gain (loss)                 755        (1,538)          4,803            647
                                                            --------------  ------------   -------------   ------------
Ending accumulated other comprehensive income               $       6,882   $     2,484    $      6,882    $     2,484
                                                            ==============  ============   =============   ============


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

Information for each of the segments is presented below.



                                                            NINE MONTHS ENDED SEPTEMBER 30, 2002
                                         -----------------------------------------------------------------------
                                                                      (AMOUNTS IN THOUSANDS)
                                         COMMUNITY      MORTGAGE        PARENT       ELIMINATIONS        TOTAL
                                          BANKING       BANKING
                                        ----------     ----------     ----------     ------------     ----------
Net interest income                     $   44,714     $      685     $      196      $       61      $   45,656
Provision for loan losses                    3,261           --             --              --             3,261
                                        ----------     ----------     ----------      ----------      ----------
Net interest income after provision
  for loan losses                           41,453            685            196              61          42,395
Other income                                 7,997          7,594            413            (186)         15,818
Other expenses                              24,733          6,758            638            (125)         32,004
                                        ----------     ----------     ----------      ----------      ----------
Income (loss) before income taxes           24,717          1,521            (29)           --            26,209
Income tax expense (benefit)                 7,113            591            (12)           --             7,692
                                        ----------     ----------     ----------      ----------      ----------
Net income (loss)                       $   17,604     $      930     $      (17)     $     --        $   18,517
                                        ==========     ==========     ==========      ==========      ==========

Average assets                          $1,459,414     $   55,155     $  141,203      $ (192,399)     $1,463,373
                                        ==========     ==========     ==========      ==========      ==========

                                                              Nine Months Ended September 30, 2001
                                        -------------------------------------------------------------------------
                                                                   (Amounts in Thousands)
                                         Community      Mortgage        Parent       Eliminations        Total
                                          Banking       Banking
                                        ----------     ----------     ----------      ----------      ----------
Net interest income                     $   36,357     $      193     $      230      $      198      $   36,978
Provision for loan losses                    3,014           --             --              --             3,014
                                        ----------     ----------     ----------      ----------      ----------
Net interest income after provision
  for loan losses                           33,343            193            230             198          33,964
Other income                                 7,745          7,067             26            (130)         14,708
Other expenses                              22,042          5,747            428              68          28,285
                                        ----------     ----------     ----------      ----------      ----------
Income (loss) before income taxes           19,046          1,513           (172)           --            20,387
Income tax expense (benefit)                 5,882            491            (51)           --             6,322
                                        ----------     ----------     ----------      ----------      ----------
Net income (loss)                       $   13,164     $    1,022     $     (121)     $     --        $   14,065
                                        ==========     ==========     ==========      ==========      ==========

Average assets                          $1,253,189     $   41,831     $  126,721      $ (162,003)     $1,259,738
                                        ==========     ==========     ==========      ==========      ==========






NOTE 9.  RECENT ACCOUNTING DEVELOPMENTS

In October 2002 the FASB issued Statement of Financial Accounting Standards ("FAS") No. 147-- "Acquisitions of Certain Financial Institutions". This new Standard, which becomes effective October 1, 2002, provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Accordingly, the requirement to amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. Upon adopting FAS No. 147, which is effective October 1, 2002, goodwill reported as subject to amortization arising from a branch acquisition that constitutes a business, as defined by FAS 147, will be presented on a restated basis, whereby the amortization expense recorded will be reversed. Amortization expense recorded during the nine months ended September 30, 2002 on goodwill that was subject to amortization was $695,000. The Company has not yet completed its analysis to determine which branch acquisitions, if any, meet the definition of a business.

In June 2002, the FASB issued Statement 146--"Accounting for Costs Associated with Exit or Disposal Activities". This Statement is not anticipated to have a material impact on the Company.

In April 2002, the FASB issued Statement 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Statement 145 is not expected to have a material impact on the Company's financial position or results of operations.

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

FASB Statement 142 superseded APB Opinion No. 17, Intangible Assets. Under Statement 142, certain goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if indications of impairment arise. Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that will more-likely-than-not reduce the fair value of a reporting unit below its carrying value. An indefinite lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired. Separable intangible assets that have finite lives continue to be amortized over their useful lives, for which Statements 142 and 147 do not impose limits.

Effective January 1, 2002, FCBI ceased amortization of certain goodwill in accordance with FASB Statement 142. The impact on earnings and earnings per share for the nine and three-month periods ended September 30, 2002 and 2001 is presented below and included with the presentation of the impact of Statements 142.

                                                                  (AMOUNTS IN THOUSANDS EXCEPT EARNINGS PER SHARE)
                                                                    NINE MONTHS ENDED          THREE MONTHS ENDED
                                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                                    2002          2001         2002        2001
                                                                ----------     ----------     ----------    ----------
Reported net income                                             $   18,517     $   14,065     $    6,443    $    5,000
Add back:
     Goodwill amortization, net of tax, subject to FASB 142           --            1,076           --             362
                                                                ----------     ----------     ----------    ----------
  Adjusted net income                                           $   18,517     $   15,141     $    6,443    $    5,362
                                                                ==========     ==========     ==========    ==========
Basic and diluted earnings per share:
Reported net income per share                                   $     1.86     $     1.41     $     0.65    $     0.50
Add back:
    Goodwill amortization, net of tax, subject to FASB 142            --             0.11           --            0.04
                                                                ----------     ----------     ----------    ----------
  Adjusted net income per share                                 $     1.86     $     1.52     $     0.65    $     0.54
                                                                ==========     ==========     ==========    ==========

         In accordance with the disclosure requirements of FASB Statement 142, the following information is presented regarding intangibles subject to amortization and those not subject to amortization.

                                                          AS OF DECEMBER 31, 2001
                                                      ------------------------------
                                                           (AMOUNTS IN THOUSANDS)
                                                      GROSS                     NET
                                                     CARRYING   ACCUMULATED  CARRYING
                                                      AMOUNT   AMORTIZATION   AMOUNT
                                                     -------     -------     -------
Goodwill subject to amortization                     $13,972     $ 2,761     $11,211
Goodwill not subject to amortization                  23,259       9,120      14,139
                                                     -------     -------     -------
  Total goodwill                                      37,231      11,881      25,350
                                                     -------     -------     -------

Core deposit intangibles subject to amortization       2,349       1,221       1,128
                                                     -------     -------     -------

Total Goodwill and other intangible assets           $39,580     $13,102     $26,478
                                                     =======     =======     =======


The net carrying amount of goodwill of $25.35 million as of December 31, 2001 is comprised of goodwill recorded in the community banking segment of $24.35 million and goodwill recorded in the mortgage banking segment of $1.0 million.

In accordance with FASB Statement 142, the amortization expense for goodwill and core deposit intangibles subject to amortization for each of the next 5 years from December 31, 2001 is as follows:

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

In October 2002, The FASB issued an Exposure Draft, Accounting for Stock-Based Compensation--Transition and Disclosure, that would amend FASB Statement No. 123, Accounting for Stock-Based Compensation. The purpose of the proposed amendment is to i) enable companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption and ii) make available to investors more frequent disclosure about the cost of employee stock options. The proposed changes would provide three methods of transition for companies that voluntarily adopt the fair value method of recording expenses relating to employee stock options. In addition, the amendment proposes more prominent disclosures about the cost of stock-based employee compensation and an increase in the frequency of those disclosures to include publication in quarterly financial statements. Currently, companies are not required to present stock option disclosures in interim financial statements. The FASB plans to issue the amendment to Statement 123 by the end of 2002 and its provisions would be effective immediately upon issuance. The proposed disclosures to be provided in annual financial statements would be required for fiscal years ending after December 15, 2002. The proposed disclosures to be provided in interim financial information would be required as of the first interim period beginning after December 15, 2002, with earlier application encouraged.

NOTE 10.  EARNINGS PER SHARE

The Company's basic and diluted earnings per share were $0.65 and $1.86 for the three and nine months ended September 30, 2002, respectively. For the corresponding periods of 2001, basic and diluted earnings per share were $0.50 and $1.41 as adjusted to reflect the 10% stock dividend. For the three and nine month periods ending September 30, 2002, dilutive shares were 50,067 and 47,147, respectively. For the corresponding periods of 2001, dilutive shares were 60,025 and 31,505, respectively. These dilutive shares did not materially affect the Company's earnings per share.

NOTE 11.   PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company's lending strategy stresses quality growth diversified by product, geography, and industry. All loans made by the Company are subject to common credit standards and a uniform underwriting system. Loans are also subject to an annual review process which varies based on the loan size and type. The Company utilizes this ongoing review process to evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the loan loss allowance. The total loan loss allowance is divided into the following categories: i) specifically identified loan relationships which are on non-accrual status, ninety days past due or more and loans with elements of credit weakness, and ii) formula allowances and special allocations addressing other qualitative factors including industry concentrations, economic conditions, staffing and other conditions.

Specific allowances are established to cover loan relationships, which are identified as having significant cash flow weakness and for which a collateral deficiency may be present. The allowances established under the specific identification method are judged based upon the borrower's estimated cash flow and projected liquidation value of related collateral.

Formula allowances, based on historical loss experience, are available to cover homogeneous groups of loans not individually evaluated. The formula allowance is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). The allowance is developed for each loan category based upon a review of historical loss percentages for the Company and other qualitative factors. The calculated percentage is considered in determining the estimated allowance excluding any relationships specifically identified and individually evaluated. While consideration is given to credit weaknesses for specific loans and classifications within the various categories of loans, the allowance is available for all loan losses.

In developing the allowance for loan losses, the Company also considers various inherent risk factors, such as current economic conditions, the level of delinquencies and nonaccrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, and any concentration of credits in certain industries or geographic areas. In addition, management continually evaluates the adequacy of the allowance for loan losses and makes specific adjustments to the allowance based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions. Management considers the level of allowance adequate based on the current risk profile in the loan portfolio.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.



We have reviewed the accompanying consolidated balance sheet of First Community Bancshares, Inc. (First Community) as of September 30, 2002 and the related consolidated statements of income for the three and nine month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows and changes in stockholders' equity for the nine month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ Ernst & Young LLP

Charleston, West Virginia
October 18, 2002

FIRST COMMUNITY BANCSHARES, INC.
PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations. This discussion and analysis should be read in conjunction with the 2001 Annual Report to Shareholders and the other financial information included in this report.

First Community Bancshares, Inc. ("FCBI") is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.48 billion at September 30, 2002. FCBI through its community banking subsidiary, First Community Bank, N. A. ("FCBNA"), provides financial, mortgage brokerage and origination and trust services to individuals and commercial customers through 38 full-service banking locations in West Virginia, Virginia and North Carolina as well as 11 mortgage brokerage facilities operated by United First Mortgage, Inc. ("UFM") a wholly owned subsidiary of FCBNA.

FORWARD LOOKING STATEMENTS

FCBI (the "Company", "Registrant" or the "Corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

ACCOUNTING POLICIES AND JUDGMENTS

First Community's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. FCBI's financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in FCBI's consolidated financial position and/or consolidated results of operations.

Estimates, assumptions, and judgments are primarily necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal modeling techniques and/or appraisal estimates.

FCBI's accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of FCBI's more subjective and complex or "Critical Accounting Policies." Other significant accounting policies are discussed in FCBI's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

         The more critical accounting and reporting policies include FCBI's accounting for loans held for investment, loans held for sale, the allowance for loan and lease losses and derivative instruments. In particular, FCBI's accounting policy relating to derivatives and the allowance for loan and lease losses involve the use of estimates and require significant judgments to be made by management.

LOANS HELD FOR INVESTMENT AND LOANS HELD FOR SALE

Loans held for investment are stated at the principal amounts outstanding, net of unearned income. Interest income with respect to loans other than nonaccrual loans is accrued on the principal amount outstanding. Significant loan fees are deferred and included in interest income over the respective lives of the loans.

Loans are designated as held for sale when the Company has a positive intent to sell them. The Company's mortgage subsidiary, UFM, originates, acquires, and sells residential mortgage products on a servicing released basis into the secondary market. Currently, UFM originates all loans with the positive intent to sell. Loans held for sale are stated at the lower of cost or market. The lower of cost or market analysis on pools of homogeneous loans is applied on a net aggregate basis. Interest income with respect to loans held for sale is accrued on the principal amount outstanding.

ALLOWANCE FOR LOAN AND LEASE LOSSES

          The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management's evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which FCBI conducts business.

As discussed in Note 11 to the interim Consolidated Financial Statements, the Company determines the allowance for credit losses by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management's judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The level of consumer and residential mortgage loan allowance is maintained at a total portfolio level based on a review of historical loss percentages and other qualitative factors including concentrations, industry specific factors and economic conditions.

The allowance for credit losses is established through provisions charged against income. Loans deemed to be uncollectible are charged against the allowance and recoveries of previously charged-off loans are credited to the allowance.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Corporation's mortgage subsidiary, UFM, provides a distribution outlet for origination and sale of loans to wholesale and retail purchasers. UFM originates residential mortgage loans through its production offices located in eastern Virginia and sells the majority of its loans through pooled commitments to national investors. The loans held for sale portfolio at September 30, 2002 was $68.8 million.

Risks associated with this lending function include interest rate risk, which is mitigated through the utilization of financial instruments (commonly referred to as derivatives) to assist in offsetting the effect of changing interest rates. The Company accounts for these instruments in accordance with Financial Accounting Standards Board ("FASB") Statement No. 133 "Accounting for Derivative Instruments and Hedging Activity" as amended by Statement No. 137 and No. 138. This Standard established accounting and reporting standards for derivative instruments and for hedging activities. UFM uses forward mortgage contracts (short position sales) to manage interest rate risk in the pipeline of loans and interest rate lock commitments ("RLC's") from the point of the loan commitment to the subsequent sale to outside investors. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments are placed with counter-parties to substantially lock the expected margin on the sale of the loan. The forward commitment to sell the security is considered to be a derivative and, as such, is recorded on the Consolidated Balance Sheets at fair value and the changes in fair value are reflected in the Consolidated Statements of Income.

The RLC's (representing forward commitments to fund loans which will be held for sale) are also considered derivatives and are valued at estimated fair market value based on prevailing interest rates, expected servicing release premiums and the assumed probability of closing (pullthrough). The assumption of a given pullthrough percentage also enters into the determination of the volume of forward contracts. Pullthrough assumptions are continually monitored for changes in the interest rate environment and characteristics of the pool of RLC's. Failure to maintain appropriate or realistic pullthrough assumptions could result in a mismatch in the volume of forward contracts and related RLC's leading to losses and/or reduced margins on the ultimate delivery of the loan products.

At September 30, 2002, the Company's mortgage subsidiary held an investment in forward mortgage contracts with a notional value of $145 million. These contracts hedge interest rate risk associated with RLC's and closed loan inventory of $159 million. Adjustment of the forward mortgage contracts to market value yielded a $1.9 million writedown at September 30, 2002, while the adjustment to market value on RLC's and closed loan inventory yielded a $3.8 million write-up. The market valuation of RLC's at September 30, 2002 assumes 69% RLC pullthrough. If actual pullthrough in succeeding months proves to be less than 69%, the full market value of RLC's may not be realized and/or the valuation of RLC's may change.

RESULTS OF OPERATIONS

Net income for the first nine months of 2002 totaled $18.5 million, which is $4.5 million, or 32% higher than net income of $14.1 million reported for the corresponding period in 2001. Net income for the first nine months of the current year resulted in basic and diluted earnings per share of $1.86 versus $1.41 basic and diluted earnings per share reported in 2001 (adjusted for the March 31, 2002 10% stock dividend), a 31.9% increase. The most significant factors contributing to this increase are an $8.7 million increase in net interest income and a $1.1 million increase in noninterest income. Partially offsetting these increases was an increase of approximately $2.3 million in salaries and benefits and a $1.8 million increase in other operating expenses. Basic and diluted earnings per share increased $0.45 from $1.41 in 2001 to $1.86 for the nine months ended September 30, 2002.

Net income for the third quarter of 2002 of $6.4 million increased $1.4 million or 28.9% over third quarter 2001 net income. Reflected in this increase were a $685,000 increase in investment security income and a $2.1 million decrease in interest expense, with net interest income increasing by $3.2 million, or 24.99%. Total noninterest income decreased by approximately $489,000, or 8.91%, from the third quarter of 2001 while total noninterest expense increased $782,000, 8.06%, when comparing the third quarter of 2002 to that of 2001. Basic and diluted earnings per share were $0.65 for the quarter ended September 30, 2002 compared to $0.50 basic and diluted earnings per share for the same period of 2001 representing an increase of 30%.

NET INTEREST INCOME-NINE MONTH COMPARISON (SEE TABLE I)

Net interest income (NII), the largest contributor to earnings, was $45.7 million for the nine months ended September 30, 2002 compared with $37.0 million for the corresponding period in 2001. For purposes of this discussion, comparison of NII is done on a tax equivalent basis which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. Table I on page 19 displays taxable equivalent yields on earning assets and taxable equivalent Net Interest Spread (NIS) and Net Interest Margin (NIM). As indicated on Table I, tax equivalent net interest income totaled $48.5 million for the nine months ended September 30, 2002, an increase of $8.9 million from the $39.6 million reported in the first nine months of 2001. This increase in net interest income stems from an increase in average earning assets of $197.5 million. The yield on earning assets decreased 87 basis points between 2001 and 2002 but was offset by a 125 basis point decline in the cost of funds. The impact of these rate and volume changes was an increase in the net interest rate spread from 3.91% to 4.30% for the nine months ended September 30, 2002, a 39 basis point increase in the spread between interest earning assets and interest bearing liabilities over the nine months ended September 30, 2001. The Company's tax equivalent net interest margin of 4.78% for the nine months ended September 30, 2002 reflects an increase of 22 basis points compared to the first nine months of 2001 when the tax equivalent net interest margin was 4.56%.

As indicated in Table I, the overall tax equivalent yield on average earning assets decreased 87 basis points from 8.31% to 7.44% for the nine months ended September 30, 2002, compared to September 30, 2001. A large part of this decrease was in the overall tax equivalent yield on loans held for investment of 85 basis points from the prior year to 7.96%. Decreases in key lending rates, (throughout 2001 there were 11 reductions in the Federal Funds rate with an associated 475 basis point reduction in the prime loan rate) were the principal causes of this reduction in yield. Due to the volume of loans directly tied to a prime rate, the reductions noted have a direct impact on variable and adjustable rate loans tied to key rates. Variable rate loans generally reprice in concert with the key rate changes whereas adjustable rate notes have predetermined reset dates that define how the loan will reprice. In addition, the reductions in the key lending rates also have an indirect effect on repricing of existing portfolio loans caused by refinancing of existing fixed rate loans.

For the nine months ended September 30, 2002, the decrease in the tax equivalent yield on loans held for investment was offset by an increase of $88.2 million in the average balance. Approximately $30 million of this average loan growth is the result of the BB&T and F&M branch purchases in the last quarter of 2001. The increase in average outstanding loans, excluding the amount acquired through acquisition, was funded largely through cash received in net settlement of the branch acquisitions and increases in the level of customer deposits. The average loans held for sale balance also increased $10.7 million while the yield decreased by 44 basis points to 6.75%.

During the nine months ended September 30, 2002, the taxable equivalent yields on securities available for sale decreased 69 basis points to 6.01% while the tax equivalent yield on investment securities held to maturity remained at 8.16%, a 4 basis point increase from the nine months ended September 30, 2001. The yield on interest-bearing balances with banks decreased substantially to 1.64% in concert with the above referenced 11 cuts in the Federal Funds rate. The $111 million increase in the average balance of securities available for sale when comparing the nine months ended September 30, 2002 to 2001, was largely the result of investment of funds received from new deposit growth in existing markets and deposits obtained in the acquisition of the four new BB&T and F&M branches in the last quarter of 2001.

The cost of interest-bearing liabilities decreased by 125 basis points from 4.39% for the nine months ended September 30, 2001 to 3.14% for the same period of 2002 while the average volume increased $161.3 million. Average FHLB borrowings decreased by $2.9 million during the nine months ended September 30, 2002 compared to the prior year while the rate paid decreased 13 basis points to 5.89% from 6.02%. The rate paid on other borrowings remained virtually the same compared to the rate paid in the same period last year. The average balances of interest-bearing demand and savings deposits increased $46.2 and $36.1 million, respectively, during the nine months ended September 30, 2002 while the corresponding average rate on these deposits declined 57 and 21 basis points, respectively. Average time deposits increased $53.9 million while the average rate paid decreased 165 basis points from 5.52% in 2001 to 3.87% in 2002. Average Fed Funds and repurchase agreements increased $28.1 million when comparing the nine months ended September 30, 2002 to September 30, 2001 while the average rate decreased 155 basis points. Additionally, average noninterest-bearing demand deposits increased $27.4 million in 2002 compared to the nine months ended September 30, 2001. Again, approximately $99.5 million of the $136 million increase in average interest-bearing deposit growth was the result of the branch acquisitions in the fourth quarter of 2001, along with another $10.9 million in average noninterest bearing demand deposits.

NET INTEREST INCOME -QUARTERLY COMPARISON (SEE TABLE II)

NII for the quarter ended September 30, 2002 was $16 million, up $3.2 million from the $12.8 million for the comparable quarter of 2001. A comparison of the third quarter of 2002 to the third quarter of 2001 on a taxable equivalent basis (refer to Table II) also reflects an increase in net interest income of $3.21 million, with net interest income at $16.96 million for the three months ended September 30, 2002 compared to $13.75 million for the same period in 2001. A 122 basis point decrease in the rate paid on interest-bearing liabilities offset a 67 basis point decline in the average rate earned on interest-earning assets, increasing the net interest margin by 38 basis points to 4.93% for the quarter ended September 30, 2002. When comparing the two quarters, average earning assets increased $166.6 million in the third quarter of 2002 compared to the third quarter of 2001, which included increases in average securities available for sale of $78.3 million and average loans held for investment of $78.7 million. In the third quarter of 2002, average interest-bearing deposits with banks increased $2.5 million and average loans held for sale increased $9.8 million when compared to the third quarter of the prior year. Total interest-bearing liabilities increased $133.4 million with average interest-bearing deposits increasing $129.6 million, while the average rate paid on these deposits dropped 124 basis points. For the same periods, average Federal Funds purchased and repurchase agreements increased $28.9 million as the average rate paid decreased 120 basis points.

TABLE 1           AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS


                                                                          (DOLLARS IN THOUSANDS)
                                                        NINE MONTHS ENDED                        NINE MONTHS ENDED
                                                       SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                               AVERAGE      INTEREST  YIELD/RATE          AVERAGE         INTEREST  YIELD/RATE
                                               BALANCE        (1) (2)     (2)             BALANCE         (1) (2)      (2)
                                              ----------   ---------- ----------        ------------    ---------- -----------
Earning Assets:
Loans (3)
Loans Held for Sale                           $   49,906       2,521    6.75%            $   39,250       2,110       7.19%
Loans Held for Investment:
  Taxable                                        913,785      54,385    7.96%               824,809     $54,250       8.79%
  Tax-Exempt                                       6,550         402    8.20%                 7,295         569      10.43%
                                              ----------     -------  ------             ----------     -------     ------
  Total                                          920,335      54,787    7.96%               832,104      54,819       8.81%
Reserve for Loan Losses                          (14,391)                                   (12,656)
                                              ----------     -------                     ----------     -------
  Net Total                                      905,944      54,787                        819,448      54,819

Securities Available For Sale:
  Taxable                                        251,945      10,145    5.38%               158,415       7,327       6.18%
  Tax-Exempt                                      94,338       5,421    7.68%                76,878       4,463       7.76%
                                              ----------     -------  ------             ----------     -------     ------
  Total                                          346,283      15,566    6.01%               235,293      11,790       6.70%

Held to Maturity Securities:
  Taxable                                          1,708          91    7.12%                 2,623         140       7.14%
  Tax-Exempt                                      39,531       2,427    8.21%                39,752       2,435       8.19%
                                              ----------     -------  ------             ----------     -------     -------
  Total                                           41,239       2,518    8.16%                42,375       2,575       8.12%

Interest Bearing Deposits                         13,844         170    1.64%                23,316         746       4.28%
                                              ----------     -------                     ----------     -------
  Total Earning Assets                         1,357,216      75,562    7.44%             1,159,682      72,040       8.31%
                                              ----------     -------                     ----------     -------
Other Assets                                     106,157                                    100,056
                                              ----------                                 ----------
  Total                                       $1,463,373                                 $1,259,738
                                              ==========                                 ==========

Interest-Bearing Liabilities:
Demand Deposits                               $  187,191       1,487    1.06%            $  141,029       1,723       1.63%
Savings Deposits                                 166,638       1,484    1.19%               130,534       1,369       1.40%
Time Deposits                                    574,624      16,631    3.87%               520,762      21,493       5.52%
                                              ----------     -------  ------             ----------     -------      -----
                                                 928,453      19,602    2.82%               792,325      24,585       4.15%
Fed Funds Purchased & Repurchase
  Agreements                                      85,059       1,427    2.24%                56,935       1,616       3.79%
FHLB Convertible and Callable Advances           125,659       5,537    5.89%               128,553       5,792       6.02%
Other Borrowings                                  10,091         451    5.98%                10,173         454       5.97%
                                              ----------     -------  ------             ----------     -------      -----
  Total Interest-bearing Liabilities           1,149,262      27,017    3.14%               987,986      32,447       4.39%

Demand Deposits                                  156,814                                    129,459
Other Liabilities                                 15,348                                     15,091
Stockholders' Equity                             141,949                                    127,202
                                              ----------                                -----------
  Total                                       $1,463,373                                $ 1,259,738
                                              ==========                                ============
Net Interest Income                                          $48,545                                    $39,593
                                                             =======                                    =======
Net Interest Rate Spread (3)                                            4.30%                                         3.91%
                                                                      ======                                         =====
Net Interest Margin                                                     4.78%                                         4.56%
                                                                      ======                                         =====

(1) Interest amounts represent taxable equivalent results for the nine months ended September 30, 2002 and 2001.
(2) Fully Taxable Equivalent-Using the Federal statutory rate of 35%.
(3) Nonaccrual loans are included in average balances outstanding with no related interest income.


TABLE II                                        AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                                                                           (DOLLARS IN THOUSANDS)
                                                       Three Months Ended                       THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2002                        SEPTEMBER 30, 2001
                                             AVERAGE        INTEREST   YIELD/RATE        AVERAGE       INTEREST  YIELD/RATE
                                             BALANCE        (1) (2)     (2)              BALANCE       (1) (2)      (2)
                                          ---------------  ---------- --------        --------------  ---------- -----------
Earning Assets:
Loans (3)
Loans Held for Sale                         $     51,779         851    6.52%            $   41,931         763       7.22%
Loans Held for Investment:
  Taxable                                        922,752      18,510    7.96%               843,886     $18,124       8.52%
  Tax-Exempt                                       6,742         134    7.88%                 6,873         159       9.15%
                                            ------------     -------  ------             ----------     -------     ------
  Total                                          929,494      18,644    7.96%               850,759      18,283       8.53%
Reserve for Loan Losses                          (14,278)                                   (12,937)
                                            ------------     -------                     ----------     -------
  Net Total                                      915,216      18,644                        837,822      18,283

Securities Available For Sale:
  Taxable                                        241,722       3,217    5.28%               169,529       2,559       5.99%
  Tax-Exempt                                      93,353       1,767    7.51%                87,232       1,705       7.75%
                                            ------------     -------  ------             ----------     -------     ------
  Total                                          335,075       4,984    5.90%               256,761       4,264       6.59%

Held to Maturity Securities:
  Taxable                                          1,086          20    7.31%                 2,302          37       6.38%
  Tax-Exempt                                      39,531         816    8.19%                39,763         810       8.09%
                                            ------------     -------- --------           ----------     -------     ------
  Total                                           40,617         836    8.16%                42,065         847       7.99%

Interest Bearing Deposits                         21,358          88    1.63%                18,868         169       3.55%
  Total Earning Assets                         1,364,045      25,403    7.39%             1,197,447      24,326       8.06%
                                            ------------     --------                    ----------    --------
Other Assets                                     105,564                                     97,604
                                            ------------                                 ----------
  Total                                     $  1,469,609                                 $1,295,051
                                           =============                                 ==========

Interest-Bearing Liabilities:
Demand Deposits                             $    184,220         495    1.07%            $  144,427         467       1.28%
Savings Deposits                                 179,142         561    1.24%               130,656         370       1.12%
Time Deposits                                    573,216       5,149    3.56%               531,912       7,041       5.25%
                                             -----------      ------   -------           ----------      ------     ------
                                                 936,578       6,205    2.63%               806,995       7,878       3.87%
Fed Funds Purchased & Repurchase
  Agreements                                      91,199         494    2.15%                62,294         526       3.35%
FHLB Convertible and Callable Advances           110,000       1,590    5.73%               135,000       2,022       5.94%
Other Borrowings                                  10,055         151    5.96%                10,169         153       5.97%
                                            ------------     -------   -------           ----------     -------     ------
  Total Interest-bearing Liabilities           1,147,832       8,440    2.92%             1,014,458      10,579       4.14%

Demand Deposits                                  158,799                                    134,194
Other Liabilities                                 14,854                                     15,962
Stockholders' Equity                             148,124                                    130,437
                                            ------------                                -----------
  Total                                     $  1,469,609                                $ 1,295,051
                                            ============                                ===========
Net Interest Income                                          $16,963                                    $13,747
                                                             =======                                    =======
Net Interest Rate Spread (3)                                            4.47%                                         3.92%
                                                                      ======                                       =======
Net Interest Margin                                                     4.93%                                         4.55%
                                                                      ======                                       =======

(1) Interest amounts represent taxable equivalent results for the three months ended September 30, 2002 and 2001.
(2) Fully Taxable Equivalent-Using the Federal statutory rate of 35%.
(3) Nonaccrual loans are included in average balances outstanding with no related interest income.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $14.1 million on September 30, 2002, up slightly from the $14.0 million at December 31, 2001and up approximately $1.2 million from the $12.9 million on September 30, 2001. The provision and underlying allowance for loan losses are quantified through a series of objective measures, review of economic indications, and the estimation of levels of losses within various loans and loan types that portray inherent weaknesses. To maintain a balance in the allowance for loan losses sufficient to absorb probable loan losses, charges are made to the provision for loan losses. The year-to-date and third quarter 2002 provisions of $3.3 million and $1.3 million, respectively, compare to the $3.0 million and $1.3 million for the corresponding periods in 2001. The respective provisions are a result of management's formal analysis to establish the allowance for loan losses at a level sufficient to cover inherent losses within the portfolio and to absorb current period net charge-offs.

FCBI's allowance for loan loss activity for the three and nine month periods ended September 30, 2002 and 2001 is as follows:



                                     FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30                           SEPTEMBER 30
                                     2002                 2001                   2002             2001
                                 -------------         ------------          -------------    -------------
                                      (DOLLARS IN THOUSANDS)                    (DOLLARS IN THOUSANDS)

Beginning balance                  $   14,194           $   12,688            $    13,952       $   12,303
Provision                               1,302                1,282                  3,261            3,014
Charge-offs                            (1,591)              (1,193)                (3,654)          (3,099)
Recoveries                                175                  112                    521              671
                                   ----------           ----------            -----------       ----------
Ending Balance                     $   14,080           $   12,889            $    14,080       $   12,889
                                   ==========           ===========           ===========       ==========



Based on the allowance for loan losses of approximately $14.1 million and $12.9 million at September 30, 2002 and 2001, respectively, the allowance to loans held for investment ratios were 1.52% and 1.50% at the respective dates.

Net charge-offs for the three and nine months of 2002 were $1.4 million and $3.1 million compared with $1.1 million and $2.4 million for the corresponding periods in 2001. Expressed as a percentage of average loans held for investment, net charge-offs were .15% and .34% for the three and nine month periods of 2002, and 0.13% and 0.29% for the same periods of 2001. The $705,000 increase in net charge-offs between the nine month periods ended September 30, 2001 and 2002 was largely due to a $639,000 commercial loan charge-off of a residential real estate development loan, while consumer loan charge offs reflected little change for the comparable periods. As of September 30, 2002, the allowance as a percentage of non-performing loans was 263% compared to 280% at December 31, 2001. The decrease in this coverage ratio is reflective of both a $370,000 increase in nonperforming loans between December 31, 2001 and September 30, 2002, and the $128,000 increase in the allowance for loan losses. Included in the increase in nonperforming loans is a $2.0 million land acquisition loan which matured and was converted to nonaccrual status at September 30, 2002. This loan has subsequently been renewed with the payment of interest to-date, the establishment of both a six-month interest escrow and a plan for principal reduction.

Following the events of September 11, 2001, the Company reviewed credits with particular exposure to new weaknesses in the economy. In particular, the Company has reviewed loans to the hospitality industry. The Company currently has $50.9 million in loans to owners/operators of hotels and motels. One credit totaling $5.1 million has displayed signs of weakness and vulnerability to prevailing lower occupancy rates. Although this loan continues to perform, the Company has given appropriate consideration to the inherent risk of this loan in performing its monthly analysis of the allowance for loan losses. The Company has also taken steps to reduce its exposure to the hospitality industry by limiting its consideration of new hotel/motel loans and through the sale of another performing, but weakened credit in the amount of $5.0 million. This sale was completed subsequent to September 30, 2002.

NONINTEREST INCOME

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $1.1 million, or 7.53%, from $14.7 million for the nine months ended September 30, 2001 to $15.8 million for the corresponding period in 2002. The largest portion of this increase is attributable to an $810,000, or an 18.73% increase in service charges on deposit accounts (primarily the result of a new customer-sensitive overdraft program that allows well-managed customer deposit accounts greater flexibility in managing overdrafts and that, in turn, produced higher levels of overdraft charges with minimal charge-offs of overdrawn accounts). In addition, the mortgage brokerage operations of UFM recognized an additional $527,000 in other mortgage banking income for the nine months ended September 30, 2002 versus the comparable nine-month period in 2001. This increase is directly tied to the increased loan production of UFM in 2002 compared to production in the corresponding period of 2001. Partially offsetting these gains were reductions in fiduciary and other operating income, which decreased $93,000 and $148,000, respectively. Fiduciary earnings correspond to the asset management fees recorded and have declined from the prior year as a direct result of a reduction in estate and trust management activity and lower market values and yields on assets under management. The decline in other operating income is due primarily to a $42,000 reduction in earnings on insurance policies within a supplemental executive retirement plan which is funded with Bank-owned life insurance. Also, increased losses on the sale of repossessed assets (or reductions in gains on the assets) accounted for an additional $87,000 of the decrease in other operating income.

Total noninterest income for the third quarter of 2002 was $489,000 less than that recorded in the third quarter of 2001 largely the result of a $540,000 reduction in mortgage banking income, a reduction in the amount of security gains recognized of $131,000, and losses recognized on the sale of repossessions (included within other operating income) of $61,000 in excess of those recorded during the third quarter of 2001. The reduction in mortgage banking income is the result of a combination of factors affecting the mortgage banking segment including higher than anticipated hedging cost and higher than anticipated fallout percentages (the percent of loan commitments extended that did not reach the funding stage), both of which resulted in declining margins for the mortgage banking subsidiary during the third quarter of 2002. These reductions in other operating income for the quarter were partially offset by a $349,000 increase in service charges on deposit accounts.

NONINTEREST EXPENSE

Non-interest expense totaled $32 million for the nine months ended September 30, 2002, increasing $3.7 million over the corresponding period in 2001. This increase is primarily attributable to a $2.4 million increase in salaries and benefits, $787,000 of which was due to the acquisition of the four BB&T & F&M branches in the fourth quarter of 2001, along with a $634,000 increase in salaries and commissions in the mortgage operations of UFM (mostly due to increased loan production) and a general increase in salaries as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth.

In the first nine months of 2002, occupancy expense increased by $155,000 when compared to the first nine months of 2001, $110,000 of which was due to the new branches while additional occupancy expenses of UFM were largely responsible for the remainder. Furniture, fixtures and equipment expense increased $232,000, $86,000 of which was attributable to the new branches and UFM, with the majority of the remaining increase due to additional depreciation on new software and hardware utilized in the building and maintaining of the Company's technology infrastructure.

With the adoption of FASB Statement No. 142, the Company ceased amortization of certain goodwill beginning January 1, 2002, as required by the Statement. Cessation of such amortization decreased goodwill expense by $1.1 million; however, additional amortization associated with branch acquisitions was continued and resulted in a net decrease of $810,000 during the first nine months of 2002 compared to the same period last year. On a quarterly basis, the net effect of the adoption of FASB Statement 142 along with the additional goodwill associated with the branches was a decrease in amortization expense of $273,000 in the third quarter of 2002 compared to the same period of 2001. In October 2002, the FASB issued Statement 147 which provided interpretive guidance with respect to the application of the purchase method of accounting to bank acquisitions. The Company has not yet determined the impact Statement 147 will have on amortization of intangibles related to branch acquisitions.

Also impacting the increase in noninterest expense for the nine months ended September 30, 2002 compared to 2001 were increased expenses reported in the other operating expense category. These accounts include increases in other operating costs associated with UFM of $241,000 (tied to increased loan production), and in other accounts (largely due to the acquisition of the new branches) such as an increase in telephone and data communications expense of $131,000, an increase in ATM service fees of $109,000 and an increase of courier and travel expense of $152,000. Advertising expense was also up $385,000 from the same period last year due to ad campaigns for new products and branches. Also, for the nine months ended September 30, 2001, a litigation settlement led to reimbursement of legal costs which reduced legal fees by $150,000 in the prior period.

Noninterest expense for the three months ended September 30, 2002 totaled $10.5 million, a $782,000 increase over the $9.7 million for the quarter ended September 30, 2001. As noted in the year to date discussion, the majority of this increase was a $507,000 increase in salaries and employee benefits which is largely attributed to the branches acquired in December 2001 ($277,000), increases due to higher loan origination activity ($20,000) of UFM in 2002 and a general increase in salaries along with the addition of personnel Company-wide to support the continued growth of the Bank. Other operating expenses increased $352,000 and, as discussed earlier, increased largely due to additional data communication costs and equipment installation at the new branches and increased advertising costs associated with a series of campaigns targeted at increasing the customer base of the Bank and the Company's rollout of its internet banking product.

Furniture and equipment expense increased $126,000 for the quarter ended September 30, 2002 compared to September 30, 2001. As discussed earlier, this additional expense was associated with the new branches and increased costs associated with data processing and communication equipment.

The effective income tax rate has been impacted by the Company's continued emphasis on the utilization of tax-exempt municipal securities and the discontinuance of amortization of goodwill that was not deductible for income tax purposes. Municipal securities, which have offered an attractive tax equivalent yield, helped counter the effect of the declining interest rate environment and have lowered the Company's effective tax rate from 31.6% and 31.0% in the three and nine months ended September 30, 2001, to 30% and 29.3% in the corresponding periods of 2002.

FINANCIAL POSITION

SECURITIES

Investment securities, which are purchased with the intent to hold until maturity, totaled $40.2 million at September 30, 2002, a decrease of $1.7 million from December 31, 2001. This 3.99% decrease is the result of maturities and calls within the portfolio during the first nine months of 2002. The market value of investment securities held to maturity was 106.8% and 103.6% of book value at September 30, 2002 and December 31, 2001, respectively. The market value of fixed rate debt securities reacts inversely to falling interest rates; consequently, recent trends in interest rates have had a positive effect on the underlying market value since December 31, 2001, due to a general shift in market rates for similar securities.

Securities available for sale were $334.4 million at September 30, 2002 compared to $354.0 million at December 31, 2001, a decrease of $19.6 million. This change reflects the purchase of $39 million in securities, $52.9 million in maturities and calls, the sale of $14.8 million in securities, and the continuation of larger pay-downs on mortgage-backed securities and CMO's triggered by the rate environment. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gains after taxes of $6.9 million at September 30, 2002, represents an increase of $6.1 million from the $755,000 gain at December 31, 2001 due to market value increases in the first nine months of 2002.

LOAN PORTFOLIO

LOANS HELD FOR SALE

The relative size of the portfolio of loans originated by the Company's mortgage brokerage division, UFM, and held for sale was impacted significantly by the refinancing activity that occurred during 2001 and continues during 2002. AVERAGE loans held for sale (see Table I) increased $10.7 million during the first nine months of 2002 compared to the first nine months of 2001 due to a substantial increase in mortgage purchase and refinance activity prompted by the lower interest rate environment.

LOANS HELD FOR INVESTMENT

Total loans held for investment increased $21.9 million from $904.5 million at December 31, 2001 to $926.4 million at September 30, 2002. However, the substantial increase in deposits during the latter half of 2001 and the first half of 2002 has lowered the loan to deposit ratio from its September 30, 2001 level. The loan to deposit ratio, using only loans held for investment (excluding loans held for sale), was 83.82% on September 30, 2002, 83.88% on December 31, 2001 and 90.5% on September 30, 2001. The lower levels of loans to deposits are due, in part, to the lower loan to deposit ratios of the branches acquired in the fourth quarter of 2001.

AVERAGE loans held for investment (see Table I) increased $88.2 million when comparing the first nine months of 2002 to the same period of 2001, the result of sales and marketing efforts, a concentration on relationship management and development, and the acquisition of approximately $31 million of loans in December 2001 as part of the BB&T and F&M branch acquisitions.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following tabular presentation of the loan portfolio is presented as of September 30, 2002, December 31, 2001 and September 30, 2001 and provides an analytical overview of the growth experienced since September 30, 2001 and the change in composition among the various categories.

                             LOAN PORTFOLIO OVERVIEW
                             (DOLLARS IN THOUSANDS)

                                       SEPTEMBER 30, 2002                DECEMBER 31, 2001              SEPTEMBER 30, 2001
                                    ------------------------          ----------------------          ------------------------
                                      AMOUNT        PERCENT             AMOUNT      PERCENT             AMOUNT         PERCENT
                                     --------      -------            ---------     -------            ----------     -------
LOANS HELD FOR INVESTMENT:
 Commercial and Agricultural         $ 84,462         9.12%           $  96,641       10.68%           $  128,227       14.76%
 Commercial Real Estate               282,944        30.55%             259,717       28.72%              248,237       28.59%
 Residential Real Estate              358,185        38.66%             332,671       36.78%              282,475       32.52%
 Construction                          68,228         7.36%              77,402        8.56%               73,405        8.45%
 Consumer                             131,959        14.24%             137,104       15.16%              135,037       15.54%
 Other                                    622         0.07%                 961        0.11%                1,308        0.15%
                                     --------      -------            ---------     -------            ----------     -------
 Total                               $926,400       100.00%           $ 904,496      100.00%           $  868,689      100.00%
                                     ========      =======            =========     =======            ==========     =======

 LOANS HELD FOR SALE                 $ 68,821                         $  65,532                        $   40,759
                                     ========                         =========                        ==========


NON-PERFORMING ASSETS

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned ("OREO"). Non-performing assets were $8.0 million at September 30, 2002, $6.8 million at June 30, 2002 and $8.0 million at December 31, 2001, or 0.86%, 0.73% and 0.88% of total loans and OREO, respectively. The following schedule details non-performing assets by category at the close of each of the last five quarters:


(IN THOUSANDS OF DOLLARS)           SEPTEMBER 30      JUNE 30        MARCH 31           DECEMBER 31     SEPTEMBER 30
                                        2002            2002           2002                2001            2001
                                     ---------        -------       ---------            -------        ----------
Nonaccrual                           $  4,987         $4,131        $   4,644            $ 3,633        $   5,361
Ninety Days Past Due                      367            254              192              1,351            1,418
Other Real Estate Owned                 2,668          2,452            2,538              3,029            2,595
                                     --------         ------        ---------            -------        ---------
                                     $  8,022         $6,837        $   7,374            $ 8,013        $   9,374
                                     ========         =======       =========            =======        =========

Restructured loans
 performing in accordance
 with modified terms                 $    347         $  440            $ 523            $   449        $     443
                                     ========         ======        =========            =======        =========


At September 30, 2002, nonaccrual loans increased $856,000 from June 30, 2002, while ninety day past due loans increased $113,000. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The $856,000 increase in nonaccrual loans in the third quarter is largely due to the net effect of a $2.0 million commercial land acquisition loan which matured and was placed on nonaccrual status at September 30, 2002 and two loans in the amounts of $360,000 and $639,000 (relating to one borrower), which moved out of the nonaccrual loan category. The land acquisition loan referenced has subsequently been renewed with the payment of interest to-date, the establishment of both a six-month interest escrow and a plan for principal reduction. In addition, as previously mentioned, the Company has identified the hospitality industry as one showing inherent weakness due to current state of the economy and has made a concerted effort to reduce exposure in this area. To this end, the Company sold $5.0 million in loan balances out of the hospitality sector subsequent to the September 30, 2002 balance sheet date.

OREO increased $216,000 during the third quarter of 2002 from June 30, 2002. This increase in OREO is due, in part, to the aforementioned $360,000 movement from the nonaccrual category with no other significant transactions during the third quarter of 2002. Other real estate owned is carried at the lesser of net estimated realizable fair market value or cost.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $149.7 million at September 30, 2002 increasing $16.7 million through earnings and comprehensive income (net of dividends of $7.5 million) over the $133.0 million, reported at December 31, 2001. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2002, the Company's total risk adjusted capital-to-asset ratio was 13.16% versus 12.10% in December 31, 2001. The Company's leverage ratio at September 30, 2002 was 8.13% compared with 7.93% at December 31, 2001. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.

LIQUIDITY

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($50.65 million), investment securities available for sale ($334.4 million) and Federal Home Loan Bank credit availability of approximately $323.3 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company maintains a liquidity policy as a means to enhance the liquidity risk process. The policy includes a Liquidity Contingency Plan that is designed as a tool for the Company to detect liquidity issues promptly in order to protect depositors, creditors and shareholders. The Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company's quarterly earnings to a decline in the market price of the Company's stock. The Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments on a recurring basis by management and the Board of Directors.

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

The Company's risk profile continues to reflect a slightly asset sensitive position. The substantial level of prepayments and calls consistent with the declining rate environment that occurred in the prior year, as well as the success of deposit funding campaigns instituted in the prior year have led to an increase in the banks overall liquidity position as reflected in the level of cash reserves, due from balances and Fed Funds Sold of approximately $50.7 million. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment. In addition, the mortgage operations of UFM use investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments (also deemed to be derivatives) made to prospective borrowers. The pipeline of loans is hedged to mitigate unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments derived from these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income.

As discussed under "Derivative Instruments and Hedging Activities" under Critical Accounting Policies, the Company's mortgage subsidiary held an investment in the underlying notional value of investments in securities ("forward commitments") of $145 million versus option adjusted interest rate lock commitments and closed loan inventory being hedged of $159 million. As of September 30, 2002, the change in the market value of investments in hedge securities reflected a decline in market value of $1.9 million while the interest rate lock commitments reflect an appreciation in value of $3.8 million. This hedging strategy is managed through a series of mathematical tools that are used to quantify the exposure to changes in interest rates.

The Company's earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2001.

PART I. ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

              In October 2000, in a case styled "Ann Tierney Smith, as Executrix of the Estate of Katherine B. Tierney, Ann Barclay Smith and Laurence E. Tierney Smith vs. FCFT, Inc., et al, Civil Action No. 97-CV-408-K", the Registrant prevailed through entry of a directed verdict in a suit, wherein the Plaintiffs sought to abolish a charitable foundation trusteed by the Company plus obtain damages of $3 million based upon an alleged breach of Registrant's fiduciary duty and conflict of interest. In June of 2002, the West Virginia Supreme Court of Appeals granted Plaintiffs and co-defendant a hearing (set for November 13, 2002) to appeal the Circuit Court's decision. Registrant was successful in seeking to have one of the Supreme Court Justices recuse himself from this matter due to his conflict of interest stemming from the Justice's personal lawsuit against the Registrant as a dissenting shareholder of a bank acquired by the Registrant. Legal Counsel and management are both confident that the Registrant will prevail in this matter. The Registrant's liability carrier has assumed the defense of this matter under a reservation of rights.

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3(i) Articles of Incorporation and Amendments previously filed on August 14,
     2002 as part of the June 30, 2002 10-Q

3(ii) Bylaws and Amendments previously filed on August 14, 2002 as part of the June 30, 2002 10-Q

10.1 Employment Agreement dated January 1, 2000 and amended October 17, 2000, between the Company and John M. Mendez previously filed.

10.2 Employment Agreement dated October 7, 2002 between the Company and Robert
     L. Buzzo (1)

10.3 Employment Agreement dated October 7, 2002 between the Company and E. Stephen Lilly (1)

12 Statement regarding computation of ratios-previously filed as a part of Annual Report on Form 10-K, March 26, 2002

15   Letter regarding unaudited interim financial information

(1) The employment agreements betweeen Mssrs. Buzzo and Lilly are substantially the same as the employment agreement between FCBI and John M. Mendez dated January 1, 2000, and amended October 17, 2000, and previously filed as an exhibit on Form 10-Q dated August 14, 2002, with the only differences being with respect to titles, salary and the use of a Company vehicle.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on September 11, 2002 announcing a merger agreement with Monroe Financial, Inc.

     A report on Form 8-K was filed on October 18, 2002 announcing the Company's third quarter 2002 earnings and depicting certain financial information as of September 30, 2002 and comparative income statements for the three and nine-month periods ending September 30, 2002 and 2001, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE:  November 14, 2002

/s/ John M. Mendez

------------------------------
John M. Mendez

President & Chief Executive Officer
(Duly Authorized Officer)


DATE:  November 14, 2002

/s/ Robert L. Schumacher

------------------------------
Robert L. Schumacher
Chief Financial Officer

(Principal Accounting Officer)

                                  CERTIFICATION

                             PURSUANT TO RULE 13A-14
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE

                           SARBANES-OXLEY ACT OF 2002

I, John M. Mendez, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of First Community Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

                           (b)      Evaluated the effectiveness of the
                                    registrant 's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

                           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                       /s/ John M. Mendez
                                       -------------------------------------
                                       John M. Mendez
                                       President and Chief Executive Officer

                                  CERTIFICATION

                             PURSUANT TO RULE 13A-14
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE

                           SARBANES-OXLEY ACT OF 2002

I, Robert L. Schumacher, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of First Community Bancshares, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

                           (b)      Evaluated the effectiveness of the
                                    registrant 's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;

                           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                              /s/Robert L. Schumacher
                                              -------------------------
                                              Robert L. Schumacher
                                              Chief Financial Officer

                                Index to Exhibits

Exhibit No.

   15       Letter regarding unaudited interim financial information