Form 10-K
period 2002-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2003-03-25
CIK 859070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2002
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
     For the transition period from:__________________ to __________________
                         Commission File Number 0-19297

                        First Community Bancshares, Inc.
             (Exact name of Registrant as specified in its charter)

                         Nevada              55-0694814
         (State or other jurisdiction(IRS Employer Identification No.)
                        of incorporation or organization)

               One Community Place, Bluefield, Virginia 24605-0989 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (276) 326-9000

           Securities registered pursuant to Section 12(b) of the Act:
          Title of each className of each exchange on which registered
                         NONE                     NONE

           Securities registered pursuant to Section 12(g) of the Act:
                      Common stock, par value $1 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002.
           $310,967,768 based on the closing sales price at that date
                           Common Stock, $1 par value

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 5, 2003.

                      Common Stock, $1 par value- 9,852,891

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the First Community Bancshares, Inc. 2002 Annual Report to Security Holders are incorporated by reference in Part I and II hereof.

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 22, 2003 are incorporated by reference in Part III of this Form 10-K.

Form 10-K Information

Table of Contents
2002 Form 10-K Annual Report

                                                                                                  Page
Part I.

Item   1.  Business...........................................................................       3
Item   2.  Properties.........................................................................      17
Item   3.  Legal Proceedings..................................................................      17
Item   4.  Submission of Matters to a Vote of Security Holders................................      18

Part II.

Item   5.  Market for Registrant's Common Equity and Related Stockholder Matters..............      18
Item   6.  Selected Financial Data............................................................      18
Item   7.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations......................................................................      18
Item   7A. Quantitative and Qualitative Disclosures About Market Risk.........................      18
Item   8.  Financial Statements and Supplementary Data........................................      18
Item   9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................................      18

Part III.

Item  10.  Directors and Executive Officers of the Registrant.................................      18
Item  11.  Executive Compensation.............................................................      19
Item  12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................................      19
Item  13.  Certain Relationships and Related Transactions.....................................      19
Item  14.  Controls and Procedures............................................................      19

Part IV.

Item  15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................      20
           Signatures.........................................................................      22
           Certifications.....................................................................      23

         PART I

ITEM 1.  BUSINESS

GENERAL

First Community Bancshares, Inc. ("FCBI" or the "Company", "Corporation" or "Registrant") is a one-bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. ("FCBNA" or the "Bank"), a national association that conducts commercial banking operations within the states of Virginia, West Virginia and North Carolina. United First Mortgage, Inc. ("UFM"), acquired in the latter part of 1999, is a wholly owned subsidiary of FCBNA and serves as a wholesale and retail distribution channel for FCBNA's mortgage banking business segment. The Company has total consolidated assets of approximately $1.52 billion at December 31, 2002 and conducts commercial and mortgage banking business through the 41 branches of FCBNA and 11 mortgage brokerage offices.

On November 30, 2002, the Company acquired Monroe Financial, Inc. and its banking subsidiary, Bank of Greenville. Bank of Greenville's three branch facilities, Greenville and Lindside in Monroe County, West Virginia and Hinton in Summers County, West Virginia, were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of $29.8 million in assets, including $17.4 million in loans and added an additional $28.0 million in deposits to the Bank at December 31, 2002. The excess of the fair market value of the net assets acquired over purchase price of $931,000 was reallocated to the non financial assets acquired.

In January 2003, the Bank completed the acquisition of Stone Capital Management, Inc. ("Stone Capital"), with an office in Beckley, West Virginia This acquisition will expand the Bank's operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. Stone Capital at December 31, 2002 had total assets of $94 million under management and will continue to operate under its name in conjunction with First Community's Trust and Financial Services Division.

On January 27, 2003, the Company announced the signing of a definitive merger agreement pursuant to which the Bank will acquire The CommonWealth Bank, a Virginia-chartered commercial bank ("CommonWealth Bank") for total consideration of approximately $25.0 million. The merger is expected to close during the second quarter of 2003, pending the receipt of all requisite regulatory approvals and the approval of CommonWealth Bank's shareholders. At December 31, 2002, Commonwealth Bank had total assets of $134.1 million, net loans of $106.2 million and total deposits of $107.3 million.

Currently, the Registrant is a bank holding company and the banking operations are expected to remain the principal business and major source of revenue. The Registrant provides a mechanism for ownership of the subsidiary banking operations, provides capital funds as required and serves as a conduit for distribution of dividends to stockholders. The Registrant also considers and evaluates options for growth and expansion of the existing subsidiary banking operations. The Registrant currently derives substantially all of its revenues from dividends paid by its subsidiary bank. Dividend payments by the bank are determined in relation to earnings, asset growth and capital position and are subject to certain restrictions by regulatory agencies as described more fully under Regulation and Supervision of this item.

At December 31, 2002, the principal assets of FCBI included all of the outstanding shares of common stock of FCBNA, Bluefield, Virginia. FCBNA is a nationally chartered bank organized under the banking laws of the United States. FCBNA engages in general commercial and retail banking business in West Virginia, Virginia and North Carolina through 41 branch facilities. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCBNA also provides trust services and its deposits are insured by the FDIC. FCBNA is a member of the Federal Reserve System and is a member of the Federal Home Loan Bank (FHLB) of Atlanta. Regulatory oversight of the banking subsidiary is conducted by the Office of the Comptroller of the Currency (OCC). FCBNA, through its wholly owned subsidiary, UFM, provides for the origination and sale of mortgages to secondary sources. With the addition of Stone Capital in January, 2003, FCBNA's range of financial services will be expanded to include wealth management, asset allocation, financial planning and investment advice. The required information concerning reportable segments and the required disclosures are set forth in Note 17 of the financial statements included in the Annual Report to Shareholders as Exhibit 13 hereof.

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

RISK FACTORS

FCBI AND ITS SUBSIDIARY'S BUSINESS ARE SUBJECT TO INTEREST RATE RISK AND VARIATIONS IN INTEREST RATES MAY NEGATIVELY AFFECT ITS FINANCIAL PERFORMANCE. We are unable to predict actual fluctuations of market interest rates with complete accuracy. Rate fluctuations are affected by many factors, including:

         inflation;

         recession;

         a rise in unemployment;

         tightening money supply; and

         domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce profits. We expect that the Company and FCBNA will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company is vulnerable to continued declines in interest rates because of its slightly asset-sensitive balance sheet profile, in which its assets will reprice downward at rates exceeding the repricing characteristics of liabilities. As a result, material and prolonged declines in interest rates would decrease the Company's net interest income. Conversely, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company's net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.

Changes in interest rates affect the net interest income earned on the Company's debt securities portfolios as well as the value of the securities portfolio. In addition, changes in interest rates affect the net interest income FCBNA and UFM earn on loans held for investment and loans held for sale. To the extent UFM pools loans in the future and is not adequately hedged, its interest rate and market risk with respect to its loans held for sale may increase. Consequently, changes in the levels of market interest rates could materially and adversely affect the Company's net interest spread, the market value of the loans and securities and the overall profitability.

FCBNA'S ABILITY TO PAY DIVIDENDS IS SUBJECT TO REGULATORY LIMITATIONS WHICH, TO THE EXTENT FCBI REQUIRES SUCH DIVIDENDS IN THE FUTURE, MAY AFFECT FCBI'S ABILITY TO PAY ITS OBLIGATIONS AND PAY DIVIDENDS. FCBI is a separate legal entity from FCBNA and its subsidiaries and does not have significant operations of its own. FCBI currently depends on FCBNA's cash and liquidity as well as dividends from the subsidiary to pay FCBI's operating expenses and dividends to shareholders. No assurance can be made that in the future FCBNA will have the capacity to pay the necessary dividends and that the Company will not require dividends from FCBNA to satisfy FCBI's obligations. The availability of dividends from FCBNA is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors, that the OCC could assert that payment of dividends or other payments by FCBNA are an unsafe or unsound practice. In the event FCBNA is unable to pay dividends sufficient to satisfy FCBI's obligations and FCBNA is unable to pay dividends to the Company, FCBI may not be able to service its obligations as they become due, or pay dividends on the Company's common stock. Consequently, the inability to receive dividends from FCBNA could adversely affect FCBI's financial condition, results of operations, cash flows and prospects.

FCBI'S ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOSSES. Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. FCBI's allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect FCBI's operating results. FCBI's allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond FCBI's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review FCBI's loans and allowance for loan losses. While we believe that FCBI's allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not need to increase FCBI's allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect FCBI's earnings and profitability.

FCBI'S BUSINESS IS SUBJECT TO VARIOUS LENDING AND OTHER ECONOMIC RISKS THAT COULD ADVERSELY IMPACT FCBI'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Changes in economic conditions, particularly an economic slowdown, could hurt FCBI's business. FCBI's business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond FCBI's control. A deterioration in economic conditions, in particular an economic slowdown within the Company's geographic region, could result in the following consequences, any of which could hurt FCBI's business materially:

         loan delinquencies may increase;

         problem assets and foreclosures may increase;

         demand for FCBI's products and services may decline; and

         collateral for loans made by the Company may decline in value, in turn reducing a client's borrowing power, and reducing the value of assets and collateral associated with FCBI's loans held for investment.

A downturn in the real estate market could hurt FCBI's business. FCBI's business activities and credit exposure are concentrated in West Virginia, Virginia, North Carolina and the surrounding mid-Atlantic region. A downturn in this regional real estate market could hurt FCBI's business because of the geographic concentration within this regional area. If there is a significant decline in real estate values, the collateral for FCBI's loans will provide less security. As a result, FCBI's ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

THE COMPANY'S LEVEL OF CREDIT RISK IS INCREASING DUE TO THE EXPANSION OF ITS COMMERCIAL LENDING, AND THE CONCENTRATION ON MIDDLE MARKET CUSTOMERS WITH HEIGHTENED VULNERABILITY TO ECONOMIC CONDITIONS. At December 31, 1997, commercial loans totaled $285.1 million. At December 31, 2002, this portfolio has increased to $360.0 million. The level of credit risk has increased as a result of this shift in the loan portfolio mix. Commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business loans involve risks because the borrower's ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Most of the commercial business loans are made to middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by the Company in the last several years and the borrowers may not have experienced a complete business or economic cycle.

FCBNA MAY SUFFER LOSSES IN ITS LOAN PORTFOLIO DESPITE ITS UNDERWRITING PRACTICES. FCBNA seeks to mitigate the risks inherent in FCBNA's loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower's prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although FCBNA believes that its underwriting criteria are appropriate for the various kinds of loans it makes, FCBNA may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in FCBNA's allowance for loan losses.

THE COMPANY AND ITS SUBSIDIARIES ARE SUBJECT TO EXTENSIVE REGULATION WHICH COULD ADVERSELY AFFECT THEM. FCBI and its subsidiaries' operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of FCBI's operations. FCBI believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because FCBI's business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact FCBI's operations, including, among other things, matters pertaining to corporate governance, requirements for listing and maintenance on national securities exchanges and over the counter markets, SEC rules pertaining to public reporting disclosures and banking regulations governing the amount of loans that a financial institution, such as FCBNA, can acquire for investment from an affiliate, such as UFM. In addition, the Financial Accounting Standards Board, or FASB, is considering changes which may require, among other things, the expensing of the costs relating to the issuance of stock options. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive, restrict FCBI's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by FCBNA or UFM or otherwise adversely affect FCBI's business, financial condition or prospects.

FCBI FACES STRONG COMPETITION FROM OTHER FINANCIAL INSTITUTIONS, FINANCIAL SERVICE COMPANIES AND OTHER ORGANIZATIONS OFFERING SERVICES SIMILAR TO THOSE OFFERED BY THE COMPANY AND ITS SUBSIDIARIES, WHICH COULD HURT FCBI'S BUSINESS. FCBI's business operations are centered primarily in West Virginia, Virginia, North Carolina and the surrounding mid-Atlantic region. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. FCBI also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, FCBNA's competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than FCBI, may be able to offer the same loan products and services that FCBI offers at more competitive rates and prices. If FCBI is unable to attract and retain banking clients, FCBI may be unable to continue FCBNA's loan and deposit growth and the Company's business, financial condition and prospects may be negatively affected.

EMPLOYEES

The Registrant and its subsidiary, FCBNA, employed 539 full time equivalent employees at December 31, 2002, while UFM employed 110 people. Management considers employee relations to be excellent.

REGULATION AND SUPERVISION

The following discussion sets forth the material elements of the regulatory framework applicable to the Company and the Bank. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure deposits of banks, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to the Company or its subsidiaries may have a material effect on its business.

Regulation of the Company

General. The Company is a bank holding company within the meaning of the Bank Holding Act of 1956, as amended ("BHCA"), and is registered as such with the Board of Governors of the Federal Reserve System. The registrant is required to file with the Board of Governors quarterly reports of the Company and the Bank and such other information as the Board of Governors may require. The Federal Reserve makes periodic examinations of the Company, typically on an annual basis.

BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. At December 31, 2002, the Company's Tier I capital and total capital ratios were 12.06% and 13.33%, respectively.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. The Company's leverage ratio, at December 31, 2002, was 8.10%.

Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. In addition, any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

REGULATION OF THE BANK

General. The Bank is a nationally chartered bank organized under the banking laws of the United States and is subject to extensive regulation and examination by the OCC and the FDIC. The federal laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the aforementioned regulatory authorities to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCC, the FDIC or the U.S. Congress could have a material adverse impact on the Company and its operations.

FDIC Insurance Assessments. The deposits of the Bank are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF"), which is administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (1) the bank's capitalization and (2) supervisory evaluations provided to the FDIC by the institution's primary Federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC. The annual insurance premiums on bank deposits insured by the BIF currently vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Act, as amended ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An FDIC-insured bank will be "well capitalized" if it has a total capital ratio of

10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. A depository institution's capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2002, the Bank had capital levels that qualify it as being "well capitalized" under such regulations.

Capital Requirements. The Bank is subject to capital requirements adopted by the OCC similar to the capital requirements for the Company. The capital ratios of the Bank are set forth in Note 13 to the Consolidated Financial Statements in the Annual Report included in Item 15, Exhibit 13 hereof.

Payment of Dividends and Borrowings. The Bank is subject to certain restrictions which limit the amounts and the manner in which it may loan funds to the Company. The Bank is further subject to restrictions on the amount of dividends that can be paid to the Company in any one calendar year without prior approval by primary regulators. Payment of dividends by the Bank to the Company cannot exceed net profits, as defined, for the current year combined with net profits for the two preceding years. In addition, any distribution that might reduce the Bank's equity capital to unsafe levels or which, in the opinion of regulatory agencies, is not in the best interests of the public, could be prohibited. For additional information, see Note 13 to the Consolidated Financial Statements in the Annual Report included in Item 15, Exhibit 13 hereof.

Community Reinvestment Act and the Fair Lending Laws. The Bank has a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of its community, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the applicable federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on its most recent examination, the Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.

Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in the FHLB of Atlanta. The Bank's required investment in FHLB stock, based on December 31, 2002 financial data, was $5.50 million. At December 31, 2002, the Bank had $6.25 million of FHLB Atlanta stock.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

RECENT BANKING LEGISLATION

USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation. In November 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB") was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of commercialbanks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA".) The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties of publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC",) under the Securities Exchange Act of 1934 (the "Exchange Act".) Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters: audit committees for all reporting companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Form 4's; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; "real time" filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W. Transactions between a bank and its "affiliates" are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates: to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes: a loan or extension of credit to an affiliate; a purchase of, or an investment in, securities issued by an affiliate; a purchase of assets from an affiliate, with some exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W, a bank and its subsidiaries may not purchase a low-quality asset from an affiliate; covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Under a present exemption from compliance with the quantitative limits and collateral requirements of Regulation W and Section 23A, a bank can purchase loans, or other extensions of credit, from an affiliate without being subject to the 10% and 20% limitation for "covered transactions" as long as: the extension of credit is originated by the affiliate; the bank makes an independent evaluation of the creditworthiness of the borrower before the affiliate makes or commits to make the extension of credit; the bank commits to purchase the extension of credit before the affiliate makes or commits to make the extension of credit; the bank does not make a blanket advance commitment to purchase extensions of credit from the affiliate; and the dollar amount of the extension of credit, when aggregated with the dollar amount of all other extensions of credit purchased from the affiliate during the preceding 12 calendar months by the bank and its FDIC insured depository institution affiliates, does not represent more than 50% of the dollar amount of extensions of credit originated by the affiliate during the preceding 12 calendar months.

Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would limit the amount of loans that could be purchased by a bank from an affiliate under this exemption to not more than 100% of the bank's capital and surplus. Comments on the proposed rule were due by January 13, 2003.

ADDITIONAL STATISTICAL DISCLOSURE FOR BANK HOLDING COMPANIES

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
A.& B. AVERAGE BALANCE SHEETS-NET INTEREST INCOME ANALYSIS
(AMOUNTS IN THOUSANDS, EXCEPT %)

                                                    2002                                    2001
                                                 ---------                               ---------
                                    AVERAGE       INTEREST  YIELD/RATE      AVERAGE       INTEREST  YIELD/RATE
                                    BALANCE        (1)(5)      (1)          BALANCE        (1)(5)      (1)
                                 -------------------------------------   -------------------------------------
Earning Assets:
Loans:
Held for Sale                    $      57,116   $   3,584     6.27%     $      41,511   $   2,956     7.12%
Held for Investment (2)
 Taxable                               910,790      72,065     7.91%           836,807      72,120     8.62%
 Tax-Exempt                              6,559         538     8.21%             7,118         711     9.99%
                                 -------------   ---------     ----      -------------   ---------     ----
                                       917,349      72,603     7.91%           843,925      72,831     8.63%
Reserve for Loan
 Losses                                (14,436)                                (12,753)
                                 -------------   ---------     ----      -------------   ---------     ----
 Net Total                             902,913      72,603     8.04%           831,172      72,831     8.76%
Securities Available For
 Sale:
 Taxable                               245,001      12,906     5.27%           167,672      10,094     6.02%
 Tax-Exempt                             95,164       7,239     7.61%            81,507       6,269     7.69%
                                 -------------   ---------     ----      -------------   ---------     ----
 Total                                 340,165      20,145     5.92%           249,179      16,363     6.57%
Investment Securities:
 Taxable                                 1,459          95     6.51%             2,511         165     6.57%
 Tax-Exempt                             39,587       3,253     8.22%            39,755       3,253     8.18%
                                 -------------   ---------     ----      -------------   ---------     ----
 Total                                  41,046       3,348     8.16%            42,266       3,418     8.09%
Interest Bearing
 Deposits                               25,061         380     1.52%            22,197         842     3.79%
Fed Funds Sold                             288           4     1.39%                 -           -        -
                                 -------------   ---------     ----      -------------   ---------     ----
 Total Earning Assets                1,366,589   $ 100,064     7.32%         1,186,325   $  96,410     8.13%
Other Assets                           105,655                                  99,989
                                 -------------                           -------------
 Total                           $   1,472,244                           $   1,286,314
                                 =============                           =============
Interest-Bearing Liabilities:
Demand Deposits                  $     189,200       1,916     1.01%     $     145,107       2,150     1.48%
Savings Deposits                       170,297       1,903     1.12%           131,699       1,698     1.29%
Time Deposits                          576,833      21,546     3.74%           528,267      28,036     5.31%
Short-term Borrowings                  209,154       9,040     4.32%           191,660       9,913     5.17%
Long-term Borrowings                    10,081         603     5.98%            10,171         612     6.02%
                                 -------------   ---------     ----      -------------   ---------     ----
 Total Interest-bearing
 Liabilities                         1,155,565      35,008     3.03%         1,006,904      42,409     4.21%
Demand Deposits                        157,339                                 134,726
Other Liabilities                       15,249                                  15,401
Stockholders' Equity                   144,091                                 129,283
                                 -------------                           -------------
 Total                           $   1,472,244                           $   1,286,314
                                 =============   ---------               =============   ---------
Net Interest Income                              $  65,056                               $  54,001
                                                 =========                               =========
Net Interest Rate Spread (3)                                   4.29%                                   3.91%
                                                               ====                                    ====
Net Interest Margin (4)                                        4.76%                                   4.55%
                                                               ====                                    ====

                                                    2000
                                                 ---------
                                    AVERAGE       INTEREST  YIELD/RATE
                                    BALANCE        (1)(5)      (1)
                                 -------------------------------------
Earning Assets:
Loans:
Held for Sale                    $       3,503   $     281     8.02%
Held for Investment (2)
 Taxable                               736,519      67,568     9.17%
 Tax-Exempt                              8,051         869    10.79%
                                 -------------   ---------    -----
                                       744,570      68,437     9.19%
Reserve for Loan
 Losses                                (12,195)
                                 -------------   ---------    -----
 Net Total                             732,375      68,437     9.34%
Securities Available For Sale:
 Taxable                               172,079      11,228     6.52%
 Tax-Exempt                             36,171       2,464     6.81%
                                 -------------   ---------    -----
 Total                                 208,250      13,692     6.57%
Investment Securities:
 Taxable                                 4,467         314     7.03%
 Tax-Exempt                             70,213       6,113     8.71%
                                 -------------   ---------    -----
 Total                                  74,680       6,427     8.61%
Interest Bearing
 Deposits                                6,075         393     6.47%
Fed Funds Sold                             330          20     6.06%
                                 -------------   ---------    -----
 Total Earning Assets                1,025,213   $  89,250     8.71%
Other Assets                           102,466
                                 -------------
 Total                           $   1,127,679
                                 =============
Interest-Bearing Liabilities:
Demand Deposits                  $     131,432       2,936     2.23%
Savings Deposits                       135,417       2,905     2.15%
Time Deposits                          461,813      24,878     5.39%
Short-term Borrowings                  149,193       8,050     5.40%
Long-term Borrowings                    10,204         611     5.99%
                                 -------------   ---------    -----
 Total Interest-bearing
 Liabilities                           888,059      39,380     4.43%
Demand Deposits                        117,165
Other Liabilities                       13,788
Stockholders' Equity                   108,667
                                 -------------
 Total                           $   1,127,679
                                 =============   ---------
Net Interest Income                              $  49,870
                                                 =========
Net Interest Rate Spread (3)                                   4.27%
                                                               ====
Net Interest Margin (4)                                        4.86%
                                                               ====

(1)  Fully Taxable Equivalent at the rate of 35%.

(2) Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3) Represents the difference between the yield on earning assets and cost of funds.

(4) Represents tax equivalent net interest income divided by average interest earning assets.

(5) Loan interest income also includes loan fee income of $1.3 million, $1.0 million and $0.9 million in 2002, 2001 and 2000, respectively.

C. RATE AND VOLUME ANALYSIS OF INTEREST

(Amounts in Thousands)
                                                 2002 Compared to 2001                      2001 Compared to 2000
                                              $ Increase/(Decrease) due to               $ Increase/(Decrease) due to
                                         --------------------------------------    ---------------------------------------
                                            Volume         Rate        Total         Volume          Rate         Total
                                         -----------    ---------    ----------    -----------     ---------    ----------
Interest Earned On:(1)
 Loans                                   $     7,063    $  (6,663)   $      400    $    11,430     $   (4,361)  $    7,069
 Investment securities available
   for sale                                    5,237       (1,455)        3,782          3,168           (497)       2,671
 Investment securities
   held to maturity                              (82)          12           (70)        (2,642)          (367)      (3,009)
 Interest-bearing deposits
   with other banks                               97         (559)         (462)           670           (221)         449
 Federal funds sold                                4           --             4            (10)           (10)         (20)
                                         -----------    ---------    ----------    -----------     ---------    ----------
Total interest-earning assets                 12,319       (8,665)        3,654         12,616         (5,456)       7,160
                                         -----------    ---------    ----------    -----------     ---------    ----------
Interest Paid On:
 Demand deposits                                 552         (786)         (234)           281         (1,067)        (786)
 Savings deposits                                452         (247)          205            (78)        (1,129)      (1,207)
 Time deposits                                 2,397       (8,887)       (6,490)         3,532           (374)       3,158
 Short-term borrowings                           210       (1,088)         (878)         2,483           (615)       1,868
 Long-term debt                                   (5)           1            (4)            (2)            (2)          (4)
                                         -----------    ---------    ----------    -----------     ---------    ----------
Total interest-bearing liabilities             3,606      (11,007)      ( 7,401)         6,216         (3,187)       3,029
                                         -----------    ---------    ----------    -----------     ---------    ----------
Change in net interest income            $     8,713    $   2,342    $   11,055    $     6,400     $   (2,269)  $    4,131
                                         ===========    =========    ==========    ===========     ==========   ==========

(1)  Fully taxable Equivalent using a rate of 35%.

The preceding table sets forth a summary of the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in rates thereon. For purposes of this analysis, the change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts.

II. INVESTMENT PORTFOLIO

    A. Amortized Cost of Investment Securities Held to Maturity:

                                                                                        December 31,
(Amounts in Thousands)                                                    2002              2001             2000
                                                                      ------------      ------------     ------------
U. S Government Agencies and Corporations                             $        336      $        743     $      2,103
States and Political Subdivisions                                           40,303            39,768           72,264
Other Securities                                                               375             1,373            1,369
                                                                      ------------      ------------     ------------
                                                                      $     41,014      $     41,884     $     75,736
                                                                      ============      ============     ============

    Market Value of Securities Available for Sale:

                                                                                        December 31,
(Amounts in Thousands)                                                    2002              2001             2000
                                                                      ------------      ------------     ------------
U. S Government Agencies and Corporations                             $    143,987      $    196,203     $    134,157
States and Political Subdivisions                                           95,706            97,449           34,648
Other Securities                                                            61,192            60,355           38,757
                                                                      ------------      ------------     ------------
                                                                      $    300,885      $    354,007     $    207,562
                                                                      ============      ============     ============

    B. Maturity and Yields:

The required information pertaining to the amount of investment securities, in each investment category listed above, which are due within specified time periods and the weighted-average yield for each of the range of maturities is incorporated by reference to the tables in Note 3 & 4 presented on pages 53 through 55 of the 2002 Annual Report as Exhibit 13 herein.

    C. There are no issues included in obligations of states and political subdivisions or other securities that exceed ten percent of stockholders' equity.

III. LOAN PORTFOLIO

   A. Loan Summary:

                                                                   Domestic Loans
                                                                    December 31,
                                    ----------------------------------------------------------------------------
(Amounts in Thousands)                  2002            2001            2000            1999            1998
                                    ------------    ------------    ------------    ------------    ------------
Commercial, Financial and
 Agricultural                       $     74,186    $     96,641    $     86,887    $     92,739    $     77,233
Real Estate-Commercial                   285,847         259,717         222,571         208,228         170,683
Real Estate-Construction                  72,275          77,402          73,087          24,684           8,988
Real Estate-Residential                  364,087         332,671         293,732         251,332         228,540
Consumer                                 131,385         138,426         135,692         128,541         127,169
Other                                        726             961             649              62             894
                                    ------------    ------------    ------------    ------------    ------------
   Total                                 928,506         905,818         812,618         705,586         613,507
Less Unearned Income                         885           1,322           1,362           1,490           2,014
                                    ------------    ------------    ------------    ------------    ------------
                                         927,621         904,496         811,256         704,096         611,493
Less Reserve for Loan Losses              14,410          13,952          12,303          11,900          11,404
                                    ------------    ------------    ------------    ------------    ------------
   Net Loans                        $    913,211    $    890,544    $    798,953    $    692,196    $    600,089
                                    ============    ============    ============    ============    ============

The Company maintained no Foreign Loans in the periods presented.

B. Maturities and Rate Sensitivity of Loan Portfolio at December 31, 2002:

(Amounts in Thousands)                                         Remaining Maturities
                                                   -------------------------------------------
                                                                     Over One
                                                     One Year           to          Over Five
                                                     and Less       Five Years        Years           Total         Percent
                                                   ------------     ----------     -----------     ------------     -------
Commercial, Financial and
  Agricultural                                     $     38,115     $   24,192     $    11,879     $     74,186        8.00%

Real Estate-Commercial                                   83,677        110,033          92,137          285,847       30.82%

Real Estate-Construction                                 33,804         23,978          14,493           72,275        7.79%

Real Estate-Mortgage                                     41,330        145,079         177,656          364,065       39.25%

Consumer                                                 20,396         99,254          10,872          130,522       14.07%

Other                                                       149            409             168              726        0.08%
                                                   ------------     ----------     -----------     ------------      ------
                                                   $    217,471     $  402,945     $   307,205     $    927,621      100.00%
                                                   ============     ==========     ===========     ============      ======
Rate Sensitivity:
Pre-determined Rate                                $     50,649     $  322,553     $   291,191     $    664,393       71.62%
Floating or Adjustable Rate                             166,822         80,392          16,014          263,228       28.38%
                                                   ------------     ----------     -----------     ------------      ------
                                                   $    217,471     $  402,945     $   307,205     $    927,621      100.00%
                                                   ============     ==========     ===========     ============      ======
                                                          23.44%         43.44%          33.12%          100.00%


C. Risk Elements: The required information for risk elements involving the aggregate amounts of and related information on non-performing loans and performing loans considered by management to be impaired is included below and incorporated by reference to pages 29, 30, 57 and 58 of the 2002 Annual Report.

Nonperforming Loans:

                                                                                   December 31,
(Amounts in Thousands)                                 2002            2001           2000             1999           1998
                                                   ------------     ----------     -----------     ------------     -------
Non-accruing Loans                                 $      3,075     $    3,633     $     5,397     $      7,889     $ 7,763
Loans Past Due Over 90 Days                                  91          1,351           1,208            1,259         377
Restructured Loans Performing
  in Accordance with Modified Terms                         345            518             502              505         509
Gross Interest Income Which
  Would Have Been Recorded
  Under Original Terms of
  Non-Accruing and Restructured Loans                       222            291             409              436
Actual Interest Income During
  the Period                                                108             97             105               78

Potential Problem Loans: In addition to loans which are classified as non-performing and impaired, the company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. Among these loans at December 31, 2002 were two loans to separate borrowers which warrant close monitoring. The first of these is a $12.8 million loan to a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. As with other hospitality industry firms, the borrower has experienced reduced cash flow associated with declines in the level of hotel occupancy. The loan is secured by real estate improved with a national franchise hotel and parking building in a major southeast city. The loan is further secured by the guarantee of the principals of the borrowing entity. This loan, which was originated in 1999, performed according to terms until it displayed delinquency in February and March 2003 and was subsequently brought current. The loan remains current as to principal and interest at the date of this report. The loan has not been converted to non-accrual status based upon its secured position, historical performance and strength of guarantors. This loan does, however, represent one of the Company's largest credits and is within an industry which has suffered from declining performance in 2001 and 2002.

The second loan of $2 million was for land development in eastern Virginia. The borrower has been in the process of negotiating a sale of the raw land to other developers. The company has renewed this loan as the borrower has been unable to consummate a sale to date. The borrower has recently entered into a letter of intent with a new prospective buyer and is continuing to pursue the sale; however, this transaction may be delayed or may not be consummated. The borrower is also indebted to the company on another $6.0 million loan which is secured by land improved with an 18-hole golf course and surrounding developable acreage in northern Virginia. This loan continues to perform in accordance with loan terms.

There were no specific allocations of the allowance for loan losses for any of the foregoing potential problem loans as of December 31, 2002.

Foreign Outstandings: The Company had no foreign loans outstanding at December 31, 2002.

Loan Concentrations: The Company had no concentrations of loans representing 10% or more of outstanding loans at December 31, 2002.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

    A. 1. Summary of Loan Loss Experience:

                                                                             Years Ended December 31,
                                                   ------------------------------------------------------------------------
(Amounts in Thousands, Except Percent Data)            2002            2001           2000             1999           1998
                                                   -----------      ----------     -----------     ------------     -------
Balance of reserve at beginning of period          $    13,952      $   12,303     $    11,900     $     11,404     $11,406
Acquisition balances                                       395             484           1,051
Charge-offs:
    Commercial, financial and agricultural               2,162           1,979           2,911              562       3,602
    Real estate-residential                                464             720             629              268         367
    Installment                                          2,243           2,181           1,996            2,178       3,019
                                                   -----------      ----------     -----------     ------------     -------
      Total Charge-offs                                  4,869           4,880           5,536            3,008       6,988
                                                   -----------      ----------     -----------     ------------     -------
Recoveries:
    Commercial, financial and agricultural                 167             155             267               74         190
    Real estate-residential                                129             298              82               60          31
    Installment                                            428             458             553              477         515
                                                   -----------      ----------     -----------     ------------     -------
      Total Charge-offs                                    724             911             902              611         736
                                                   -----------      ----------     -----------     ------------     -------
Net charge-offs                                          4,145           3,969           4,634            2,397       6,252
Provision charged to operations                          4,208           5,134           3,986            2,893       6,250
                                                   -----------      ----------     -----------     ------------     -------
Balance of reserve at end of period                $    14,410      $   13,952     $    12,303     $     11,900     $11,404
                                                   ===========      ==========     ===========     ============     =======
Ratio of net charge-offs to average loans
    outstanding                                           0.45%           0.47%           0.62%            0.38%       0.97%

Ratio of reserve to total loans outstanding               1.55%           1.54%           1.52%            1.70%       1.86%

A. 2. The required information describing the factors which influenced management's judgment in determining the allowance for loan losses is incorporated by reference to pages 28 through 30, 57 and 58 of the 2002 Annual Report in Exhibit 13 hereof.

B. Allocation of Reserve for Loan Losses:

(Amounts in Thousands, Except Percent Data)
                              --------------------------------------------------------------------------------------------
                                    2002               2001               2000                1999               1998
                              ----------------    ---------------    ---------------    ---------------    ---------------
Commercial, Financial
  and Agricultural            $ 8,905    47.00%   $ 8,399   47.00%   $ 6,798   38.00%   $ 4,919   43.00%   $ 4,054   40.00%

Real Estate-Mortgage            1,684    39.00%     3,543   38.00%     3,289   46.00%     2,578   39.00%     2,297   39.00%

Consumer                        3,821    14.00%     2,010   15.00%     1,861   16.00%     1,413   18.00%     1,378   21.00%

Unallocated                        --     0.00%        --    0.00%       355    0.00%     2,990    0.00%     3,675    0.00%
                              -------   ------    -------  ------    -------  ------    -------  ------    -------  ------
  Total                       $14,410   100.00%   $13,952  100.00%   $12,303  100.00%   $11,900  100.00%   $11,404  100.00%
                              =======   ======    =======  ======    =======  ======    =======  ======    =======  ======

The percentages in the table above represent the percent of loans in each category of total loans.

V. Deposits

     A. The required information for average deposits and rates paid by type is included on page 12 of this report and on page 31 in Exhibit 13 hereof.

     B. Not applicable.

     C. Not applicable.

     D. The required information for time deposits, including certificates of deposit, of $100,000 or more is incorporated by reference to page 59 of the 2002 Annual Report in Exhibit 13 hereof.

     E. Not applicable.

VI.      RETURN ON EQUITY AND ASSETS

     A. The required information showing return on equity and assets and other relevant financial ratios is incorporated by reference to page 15 of the 2002 Annual Report in Exhibit 13 hereof.

VII.     SHORT-TERM BORROWINGS

     A. Securities Sold Under Agreements to Repurchase and Other Short-Term
Borrowings:

The Company uses various short-term funding sources including term repurchase agreements, structured term borrowings from the FHLB, customer repurchase agreements and Federal funds purchased. The Company's short-term borrowings and rates paid are summarized as follows (Amounts in Thousands, Except Percent
Data):

                                         2002                     2001                        2000
                                 -------------------      ---------------------      ----------------------
                                     Amount     Rate          Amount       Rate          Amount        Rate
                                 -------------------      ---------------------      ----------------------
At year-end                      $   206,183    4.38%     $   240,918      5.78%     $   174,016       5.52%
Average during the year              209,154    4.32%         191,660      5.17%         149,193       5.40%
Maximum month-end balance            228,976                  240,918                    182,187

    B. Advances from the FHLB

Further information pertaining to short-term borrowings from the FHLB is incorporated by reference to pages 31, 32 and 58 through 59 of the 2002 Annual Report included in Exhibit 13 hereto.

ITEM 2.           PROPERTIES

The principal offices of the Corporation and FCBNA are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. Additional details regarding the physical location and number of banking offices is located on pages 78 in the 2002 Annual Report and incorporated herein by reference. The Corporation's banking subsidiary owns in fee 36 offices while others are leased or are located on leased land. United First Mortgage, Inc., a wholly-owned subsidiary of FCBNA, maintains 11 leased office facilities in Virginia with a geographic area ranging from Virginia Beach, Virginia to Harrisonburg, Virginia.

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

The Company reports the favorable outcome of litigation last reported in its report on Form 10-Q for the period ended September 30, 2002 styled "Ann Tierney Smith, as Executrix of the Estate of Katherine B. Tierney, Ann Barclay Smith and Laurence E. Tierney Smith vs. FCFT, Inc., et al, Civil Action No. 97-CV-408-K". This litigation ended on December 9, 2002, when the West Virginia Court of Appeals affirmed the trial court's directed verdict as originally rendered in favor of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

The number of common stockholders of record on December 31, 2002 was 3,358 and outstanding shares totaled 9,888,482. The required information is incorporated by reference to page 16 and 17 of the 2002 Annual Report included in Exhibit 13 hereto.

ITEM 6.           SELECTED FINANCIAL DATA

The required information is incorporated by reference to page 15 of the 2002 Annual Report included in Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The required information is incorporated by reference to pages 6 through 39 of the 2002 Annual Report included in Exhibit 13 hereto.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The required information is incorporated by reference to pages 34 through 36 of the 2002 Annual Report included in Exhibit 13 hereto.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required information is incorporated by reference to pages 40 through 75 of the 2002 Annual Report included in Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 3, 4, 5, and 6 of the Proxy Statement relating to the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to executive officers has been omitted in accordance with General Instruction G. Such information regarding executive officers appears on pages 7, 8, 10 and 11 of the Proxy Statement relating to the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appearing on pages 9, 10 and 12 through 15 of the Proxy Statement relating to the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appearing on pages 7 through 9 of the Proxy Statement relating to the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2002.

                                                         NUMBER OF                                          NUMBER OF SECURITIES
                                                     SECURITIES TO BE                                        REMAINING AVAILABLE
                                                        ISSUED UPON                WEIGHTED-AVERAGE          FOR FUTURE ISSUANCE
                                                        EXERCISE OF               EXERCISE PRICE OF             UNDER EQUITY
                                                        OUTSTANDING                  OUTSTANDING             COMPENSATION PLANS
            PLAN CATEGORY                            OPTIONS, WARRANTS            OPTIONS, WARRANTS        (EXCLUDING SECURITIES
          ----------------                               AND RIGHTS                   AND RIGHTS          REFLECTED IN COLUMN (a))
                                                           (a)                          (b)                          (c)
                                                     -----------------            -----------------       ------------------------
Equity compensation plans approved by
   security holders                                            -                     $          -                         -
Equity compensation plans not approved by
   security holders                                       265,153                    $      21.18                   130,849
                                                          -------                                                   -------
     Total                                                265,153                                                   130,849
                                                          =======                                                   =======

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information concerning certain relationships and related transactions has been omitted in accordance with General Instruction G. Such information appearing on pages 7 of the Proxy Statement relating to the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.          CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its President and Chief

Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)(1)   Financial Statements

         The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the independent Auditors' Report dated January 27, 2003 are incorporated by reference to pages 40 through 75 of the 2002 Annual Report included herein as Exhibit 13.

   (2)   Financial Statement Schedules

         All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2002 Consolidated Financial Statements and are incorporated by reference to pages 46 through 73 of the 2002 Annual Report included herein as Exhibit 13.

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report were as follows:

           On October 16, 2002 a report on Form 8-K was filed in conjunction with announcement of the Company's third quarter operating results.

           On November 14, 2002 a report on Form 8-K was filed containing Officer Certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Exhibits

----------------------------------------------------------------------------------------------------------------
EXHIBIT NO.                                                 EXHIBIT
----------------------------------------------------------------------------------------------------------------
    2.1         Agreement and Plan of Merger, dated as of January 27, 2003, and amended as of February 25, 2003, among First Community Bancshares, Inc., First Community Bank, National Association, and The
                CommonWealth Bank. (1)
----------------------------------------------------------------------------------------------------------------
    3(i)        Articles of Incorporation of First Community Bancshares, Inc., as amended. (2)
----------------------------------------------------------------------------------------------------------------
    3(ii)       Bylaws of First Community Bancshares, Inc., as amended. (2)
----------------------------------------------------------------------------------------------------------------
    4.1         Specimen stock certificate of First Community Bancshares, Inc.
----------------------------------------------------------------------------------------------------------------
    10.1        First Community Bancshares, Inc. 1999 Stock Option Plan. (2)(3)
----------------------------------------------------------------------------------------------------------------
    10.2        First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (4)
----------------------------------------------------------------------------------------------------------------
    10.3        Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First
                Community Bancshares, Inc. and John M. Mendez. (2)(5)
----------------------------------------------------------------------------------------------------------------
    10.4        First Community Bancshares, Inc. 2000 Executive Retention Plan. (3)
----------------------------------------------------------------------------------------------------------------
    10.5        First Community Bancshares, Inc. Split Dollar Plan and Agreement. (3)
----------------------------------------------------------------------------------------------------------------
    10.6        First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)
----------------------------------------------------------------------------------------------------------------
    10.7        First Community Bancshares, Inc. Wrap Plan.
----------------------------------------------------------------------------------------------------------------
    11          Statement regarding computation of earnings per share (6)
----------------------------------------------------------------------------------------------------------------
    12.1        Computation of Ratios.
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
    13.0        Annual Report.
----------------------------------------------------------------------------------------------------------------
    21.0        Subsidiaries of the Registrant:
                First Community Bank, National Association.
----------------------------------------------------------------------------------------------------------------
    23.1        Consent of Independent Accountants.
----------------------------------------------------------------------------------------------------------------

------------------
(1) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on January 28, 2003 and February 26, 2003.

(2) Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(3) Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999 filed on April 13, 2000.

(4) The options agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(5) First Community Bancshares, Inc. has entered into substantially identical agreements with Messrs. Buzzo and Lilly, with the only differences being with respect to titles, salary and the use of a vehicle.

(6) Incorporated by reference from footnote 1 of the Annual Report to Stockholders included herein as Exhibit 13.

   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BY: /s/ John M. Mendez
                                       -----------------------------------
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   BY: /s/ Robert L. Schumacher
                                       ------------------------------------
                                   Principal Accounting Officer

              Signature                                 Title                             Date
/s/ Allen T. Hamner                         Director                                   03/21/2003
-------------------------------------
(Allen T. Hamner)

/s/ B. W. Harvey                            Director                                   03/21/2003
-------------------------------------
(B.W. Harvey)

/s/ I. Norris Kantor                        Director                                   03/21/2003
-------------------------------------
(I. Norris Kantor)

/s/ John M. Mendez                          President, Chief Executive                 03/21/2003
-------------------------------------       Officer and Director (Principal
(John M. Mendez)                            Executive Officer)

/s/ A. A. Modena                            Director                                   03/21/2003
-------------------------------------
(A. A. Modena)

/s/ Robert E. Perkinson, Jr.                Director                                   03/21/2003
-------------------------------------
(Robert E. Perkinson, Jr.)

/s/ William P. Stafford                     Chairman of the Board of Directors         03/21/2003
-------------------------------------
(William P. Stafford)

/s/ William P. Stafford, II                 Director                                   03/21/2003
-------------------------------------
(William P. Stafford, II)

/s/ W. W. Tinder, Jr.                       Director                                   03/21/2003
-------------------------------------
(W. W. Tinder, Jr.)

CERTIFICATIONS

I, John M. Mendez, certify that:

1. I have reviewed this annual report on Form 10-K of First Community Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
                                          /s/ John M. Mendez
                                          ------------------
                                          President and Chief Executive Officer

I, Robert L. Schumacher, certify that:

1. I have reviewed this annual report on Form 10-K of First Community Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

                                          /s/ Robert L. Schumacher
                                          ------------------------
                                          Chief Financial Officer