Form 10-K/A
period 2002-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2003-03-31
CIK 859070

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from:__________________ to __________________

                         Commission File Number 0-19297

                        FIRST COMMUNITY BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Nevada                                       55-0694814
      ---------------------------------                   ----------------------
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                   Identification Number)


          One Community Place
          Bluefield, Virginia                                    24605-0989
         ---------------------                                   ----------
         (Address of principal                                   (Zip Code)
           executive offices)

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

                      Common stock, par value $1 per share
                      ------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002.

           $310,967,768 based on the closing sales price at that date
                           Common Stock, $1 par value.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 5, 2003.

                     Common Stock, $1 par value - 9,852,891

                                     PART I

ITEM 1.   BUSINESS

Item 1 of Part 1 of the Registrant's Form 10-K is amended by adding as an additional final paragraph the following:

WEBSITE ACCESS TO COMPANY REPORTS

The Company makes available free of charge on its website at www.fcbinc.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission. Investors are encouraged to access these reports and the other information about the Company's business on its website.



                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

The Exhibit Index in Item 15(c) is amended by adding the following exhibit reference, which exhibit is attached to this Form 10-K/A:

Exhibit 99.1     Certification Required by Section 906 of Sarbanes-Oxley
                 Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST COMMUNITY BANCSHARES, INC.

March 31, 2003                         By: /s/ John M. Mendez
                                           ------------------------------------
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, John M. Mendez, certify that:

1. I have reviewed this annual report on Form 10-K/A of First Community Bancshares, Inc.;

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

Date:  March 31, 2003

                                          /s/ John M. Mendez
                                          -------------------------------------
                                          President and Chief Executive Officer

I, Robert L. Schumacher, certify that:

1. I have reviewed this annual report on Form 10-K/A of First Community Bancshares, Inc.;

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

Date:  March 31, 2003

                                               /s/ Robert L. Schumacher
                                               --------------------------------
                                               Chief Financial Officer