Form 10-Q
period 2003-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2003-05-15
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No | |

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                  Yes |X| No| |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                      Outstanding at April 30, 2003
   Common Stock, $1 Par Value                          9,831,092
                                                     ------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                      For the quarter ended March 31, 2003

                                      INDEX

PART I.  FINANCIAL INFORMATION                                       REFERENCE
                                                                     ---------
         Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2003 and
          December 31, 2002                                                 3
         Consolidated Statements of Income for the Three
            Month Periods Ended March 31, 2003 and 2002                     4
         Consolidated Statements of Cash Flows for the
          Three Month Periods Ended March 31, 2003 and 2002                 5
         Consolidated Statements of Changes in Stockholders'
          Equity for the Three Months Ended March 31,
          2003 and 2002                                                     6
         Notes to Consolidated Financial Statements                      7-13
         Independent Accountants' Review Report                            14

         Item 2.Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     15-25

         Item 3.Quantitative and Qualitative Disclosures about             25
                Market Risk

         Item 4.Controls and Procedures                                    27

PART II.  OTHER INFORMATION

         Item 1.Legal Proceedings                                          27

         Item 2.Changes in Securities and Use of Proceeds                  27

         Item 3.Defaults Upon Senior Securities                            27

         Item 4.Submission of Matters to a Vote of                         27
                Security Holders

         Item 5.Other Information                                          27

         Item 6.Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                                 30

Certifications                                                             31

PART I. ITEM 1. FINANCIAL STATEMENTS

                        FIRST COMMUNITY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31        December 31
                                                                       2003             2002
ASSETS                                                              (UNAUDITED)       (Note 1)
                                                                   -------------    -------------
CASH AND DUE FROM BANKS                                            $      36,979    $      33,364
INTEREST-BEARING BALANCES WITH
BANKS                                                                     63,146           88,064
FEDERAL FUNDS SOLD                                                             4            3,157
                                                                   -------------    -------------
  TOTAL CASH AND CASH EQUIVALENTS                                        100,129          124,585
SECURITIES AVAILABLE FOR SALE (AMORTIZED COST OF $362,865 AT
  MARCH 31, 2003; $289,616 AT DECEMBER 31, 2002)                         372,926          300,885
SECURITIES HELD TO MATURITY (FAIR VALUE OF $42,410 AT
  MARCH 31, 2003; $43,342 AT DECEMBER 31, 2002)                           40,084           41,014
LOANS HELD FOR SALE                                                       50,753           66,364
LOANS HELD FOR INVESTEMENT, NET OF UNEARNED INCOME                       897,194          927,621
  LESS ALLOWANCE FOR LOAN LOSSES                                          13,782           14,410
                                                                   -------------    -------------
NET LOANS HELD FOR INVESTMENT                                            883,412          913,211
PREMISES AND EQUIPMENT                                                    25,417           25,078
OTHER REAL ESTATE OWNED                                                    2,545            2,855
INTEREST RECEIVABLE                                                        8,210            7,897
OTHER ASSETS                                                              18,524           15,391
GOODWILL                                                                  26,038           25,758
OTHER INTANGIBLE ASSETS                                                    1,072            1,325
                                                                   -------------    -------------
        TOTAL ASSETS                                               $   1,529,110    $   1,524,363
                                                                   =============    =============

LIABILITIES
DEPOSITS:
  NONINTEREST-BEARING                                              $     162,998    $     165,557
  INTEREST-BEARING                                                       990,704          974,170
                                                                   -------------    -------------
      TOTAL DEPOSITS                                                   1,153,702        1,139,727
INTEREST, TAXES AND OTHER
LIABILITIES                                                               14,663           15,940
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                            95,621           91,877
FHLB BORROWINGS AND OTHER INDEBTEDNESS                                   110,429          124,357
                                                                   -------------    -------------
        TOTAL LIABILITIES                                              1,374,415        1,371,901
                                                                   -------------    -------------
STOCKHOLDERS' EQUITY
PREFERRED STOCK, PAR VALUE UNDESIGNATED; 1,000,000 SHARES
AUTHORIZED;
    NO SHARES ISSUED AND OUTSTANDING IN 2003 AND 2002                         --               --
COMMON STOCK, $1 PAR VALUE; 15,000,000 SHARES AUTHORIZED;
  9,965,123 AND 9,956,714 ISSUED IN 2003 AND 2002; AND 9,846,092
    AND 9,988,482 OUTSTANDING IN 2003 AND 2002, RESPECTIVELY               9,965            9,957
ADDITIONAL PAID-IN CAPITAL                                                58,970           58,642
RETAINED EARNINGS                                                         83,267           79,084
TREASURY STOCK, AT COST                                                   (3,543)          (1,982)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                     6,036            6,761
                                                                   -------------    -------------
        TOTAL STOCKHOLDERS' EQUITY                                       154,695          152,462
                                                                   -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   1,529,110    $   1,524,363
                                                                   =============    =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

                                                       THREE MONTHS   THREE MONTHS
                                                          ENDED          ENDED
                                                         MARCH 31       MARCH 31
                                                           2003           2002
                                                       ------------   ------------
INTEREST INCOME:
INTEREST AND FEES ON LOANS HELD FOR
INVESTMENT                                             $     16,892   $     18,036
INTEREST ON LOANS HELD FOR SALE                                 629            844
INTEREST ON SECURITIES-TAXABLE                                3,145          3,378
INTEREST ON SECURITIES-NONTAXABLE                             1,657          1,742
INTEREST ON FEDERAL FUNDS SOLD AND DEPOSITS IN BANKS            215             43
                                                       ------------   ------------
        TOTAL INTEREST INCOME                                22,538         24,043
                                                       ------------   ------------
INTEREST EXPENSE:
INTEREST ON DEPOSITS                                          5,317          6,993
INTEREST ON SHORT-TERM BORROWINGS                             1,893          2,427
INTEREST ON OTHER DEBT                                          148            150
                                                       ------------   ------------
        TOTAL INTEREST EXPENSE                                7,358          9,570
                                                       ------------   ------------
        NET INTEREST INCOME                                  15,180         14,473
PROVISION FOR LOAN LOSSES                                       589            937
                                                       ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          14,591         13,536
                                                       ------------   ------------

NONINTEREST INCOME:
FIDUCIARY INCOME                                                416            343
SERVICE CHARGES ON DEPOSIT ACCOUNTS                           1,821          1,463
OTHER SERVICE CHARGES, COMMISSIONS AND FEES                     513            326
MORTGAGE BANKING INCOME                                       2,964          3,249
OTHER OPERATING INCOME                                          297            296
GAIN ON SECURITIES                                               20            177
                                                       ------------   ------------
        TOTAL NONINTEREST INCOME                              6,031          5,854
                                                       ------------   ------------
NONINTEREST EXPENSE:
SALARIES AND EMPLOYEE BENEFITS                                6,333          5,803
OCCUPANCY EXPENSE OF BANK PREMISES                              849            743
FURNITURE AND EQUIPMENT EXPENSE                                 530            503
CORE DEPOSIT AMORTIZATION                                        63             59
OTHER OPERATING EXPENSE                                       3,356          3,501
                                                       ------------   ------------
        TOTAL NONINTEREST EXPENSE                            11,131         10,609
                                                       ------------   ------------

INCOME BEFORE INCOME TAXES                                    9,491          8,781
INCOME TAX EXPENSE                                            2,743          2,464
                                                       ------------   ------------
        NET INCOME                                     $      6,748   $      6,317
                                                       ============   ============
BASIC AND DILUTED EARNINGS PER COMMON SHARE            $       0.68   $       0.64
                                                       ============   ============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                 9,870,279      9,933,222
                                                       ============   ============
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING               9,921,346      9,977,531
                                                       ============   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                                 2003         2002
                                                              ---------    ---------
OPERATING ACTIVITIES:
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                    $   6,748    $   6,317
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
   PROVISION FOR LOAN LOSSES                                        589          937
   DEPRECIATION OF PREMISES AND EQUIPMENT                           437          376
   AMORTIZATION OF INTANGIBLE ASSETS                                 51            9
   NET INVESTMENT AMORTIZATION AND ACCRETION                        510          415
   NET GAIN ON THE SALE OF ASSETS                                   (60)        (109)
   NET GAIN ON SALE OF LOANS                                     (4,753)      (1,819)
   MORTGAGE LOANS ORIGINATED FOR SALE                          (206,856)    (148,816)
   PROCEEDS FROM SALE OF MORTGAGE LOANS                         226,599      168,074
   INCREASE IN INTEREST RECEIVABLE                                 (313)        (374)
   INCREASE IN OTHER ASSETS                                      (2,448)      (4,126)
   (DECREASE) INCREASE IN OTHER LIABILITIES                        (505)       1,214
   OTHER, NET                                                       339          686
                                                              ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        20,338       22,784
                                                              ---------    ---------
INVESTING ACTIVITIES:
CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                505        2,792
PROCEEDS FROM MATURITIES AND CALLS OF SECURITIES AVAILABLE
FOR SALE                                                         27,074       12,297
PROCEEDS FROM MATURITIES AND CALLS OF SECURITIES HELD TO
MATURITY                                                            928          445
PURCHASE OF SECURITIES AVAILABLE FOR SALE                      (101,316)     (31,719)
NET DECREASE (INCREASE) IN LOANS MADE TO CUSTOMERS               30,148       (7,414)
PURCHASE OF PREMISES AND EQUIPMENT                                 (948)        (842)
SALE OF EQUIPMENT                                                    58
NET CASH PROVIDED BY ACQUISITIONS                                    30
                                                              ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                           (43,521)     (24,441)
                                                              ---------    ---------
FINANCING ACTIVITIES:
CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE IN DEMAND AND SAVINGS DEPOSITS                       7,194       16,938
NET INCREASE (DECREASE) IN TIME DEPOSITS                          6,844      (12,893)
NET DECREASE IN FHLB AND OTHER INDEBTEDNESS                     (10,179)     (17,712)
REPAYMENT OF OTHER BORROWINGS                                        (5)        (105)
ACQUISITION OF TREASURY STOCK                                    (2,562)        (521)
DIVIDENDS PAID                                                   (2,565)      (2,488)
                                                              ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                            (1,273)     (16,781)
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (24,456)     (18,438)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                124,585       47,815
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 100,129    $  29,377
                                                              =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION) (UNAUDITED)

                                                                                                     ACCUMULATED
                                                              ADDITIONAL                                 OTHER
                                                    COMMON     PAID-IN      RETAINED     TREASURY    COMPREHENSIVE
                                                    STOCK      CAPITAL      EARNINGS      STOCK      (LOSS) INCOME     TOTAL
                                                  ----------  ----------   ----------   ----------   -------------  ----------
BALANCE JANUARY 1, 2002                                9,955      60,189       62,566         (424)           755      133,041
                                                                                                       ----------
COMPREHENSIVE INCOME:
NET INCOME                                                --          --        6,317           --             --        6,317
  OTHER COMPREHENSIVE INCOME, NET OF TAX:
   NET UNREALIZED GAINS ON
      SECURITIES AVAILABLE FOR SALE                       --          --           --           --         (1,124)      (1,124)
                                                                           ----------                  ----------   ----------
      COMPREHENSIVE INCOME                                --          --        6,317           --         (1,124)       5,193
                                                                           ----------                  ----------   ----------
COMMON DIVIDENDS DECLARED
  ($.25 PER SHARE)                                        --          --       (2,488)          --             --       (2,488)
FRACTIONAL SHARE ADJUSTMENT FOR 10%
  STOCK DIVIDEND                                           2      (1,729)       1,725          (14)                        (16)
PURCHASE 17,844 TREASURY SHARES AT
  $29.19 PER SHARE                                        --          --           --         (521)            --         (521)
ISSUANCE OF TREASURY SHARES TO ESOP                                  140                       792                         932
                                                  ----------  ----------   ----------   ----------     ----------   ----------
BALANCE MARCH 31, 2002                                 9,957      58,600       68,120         (167)          (369)     136,141
                                                  ==========  ==========   ==========   ==========     ==========   ==========
BALANCE JANUARY 1, 2003                                9,957      58,642       79,084       (1,982)         6,761      152,462
                                                                                                       ----------
COMPREHENSIVE INCOME:
NET INCOME                                                --          --        6,748           --             --        6,748
                                                  ----------  ----------   ----------   ----------     ----------   ----------
  OTHER COMPREHENSIVE INCOME, NET OF TAX:
   NET UNREALIZED GAINS ON
      SECURITIES AVAILABLE FOR SALE                       --          --           --           --           (725)        (725)
                                                                           ----------                  ----------   ----------
      COMPREHENSIVE INCOME                                --          --        6,748           --           (725)       6,023
                                                  ----------  ----------   ----------   ----------     ----------   ----------
COMMON DIVIDENDS DECLARED
  ($.26 PER SHARE)                                        --          --       (2,565)          --             --       (2,565)
PURCHASE 85,000 TREASURY SHARES AT
  $30.15 PER SHARE                                        --          --           --       (2,562)            --       (2,562)
8,409 SHARES ISSUED IN STONE CAPITAL ACQUISITION
  (SEE NOTE 3)                                             8         236                                                   244
OPTION EXERCISE 11,100 SHARES AT $23.91                               49                       321                         370
ISSUANCE OF TREASURY SHARES TO ESOP                                   43                       680                         723
                                                  ----------  ----------   ----------   ----------     ----------   ----------
BALANCE MARCH 31, 2003                                 9,965      58,970       83,267       (3,543)         6,036      154,695
                                                  ==========  ==========   ==========   ==========     ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of March 31, 2003, the unaudited consolidated statements of income for the three months ended March 31, 2003 and 2002 and the consolidated statements of cash flows and changes in stockholders' equity for the three months ended March 31, 2003 and 2002 have been prepared by the management of First Community Bancshares, Inc. ("FCBI" or the "Company".). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at March 31, 2003 and its results of operations, cash flows, and changes in stockholders' equity for the three months ended March 31, 2003 and 2002 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in the Company's 2002 Annual Report to Stockholders. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report of FCBI.

A more complete and detailed description of FCBI's significant accounting policies is included within Footnote 1 to the Company's Annual Report on Form 10-K for December 31, 2002. In addition, the Company's required disclosure of the application of critical accounting policies is included within the "Accounting Policies and Judgments" section of Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein. The following is an update to reflect the requirements of Financial Accounting Standards Board ("FASB") Statement 148.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICY UPDATE FOR CERTAIN REQUIRED DISCLOSURES

The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") 25. Because the exercise price of the Company's employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, ("in the money"), there is an economic incentive for the shares to be exercised and an increase in the dilutive effect on earnings per share.

In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation." This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended March 31, 2003 and 2002 would have been estimated as follows:

                                                     2003                      2002
                                                  ---------                 ---------
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income as reported                            $   6,748                 $   6,317
Less: Total stock-based employee
      compensation expense determined
      under fair value based method for all
      awards, net of related tax effects                (39)                      (82)
                                                  ---------                 ---------
                                                  $   6,709                 $   6,235
                                                  =========                 =========

Earnings per share:
Basic as reported                                 $    0.68                 $    0.64
Basic pro forma                                   $    0.68                 $    0.63

Diluted as reported                               $    0.68                 $    0.64
Diluted pro forma                                 $    0.68                 $    0.63

NOTE 2. RECLASSIFICATIONS

Certain amounts reflected in the December 31, 2002 balance sheet have been reclassified to conform to the balance sheet presentation used in preparation of the March 31, 2003 financial statements that are included in this periodic report on Form 10-Q. In addition, the requirements of FASB 142 and 147 required the retroactive discontinuance of goodwill amortization to all prior periods presented; therefore, earnings, earnings per share, goodwill and stockholders equity have been adjusted accordingly.

NOTE 3. MERGERS AND ACQUISITIONS

On November 30, 2002, the Company acquired Monroe Financial, Inc. ("Monroe") and its banking subsidiary, Bank of Greenville ("Greenville"). Bank of Greenville's three branch facilities, Greenville and Lindside in Monroe County, West Virginia and Hinton in Summers County, West Virginia, were simultaneously merged with and into First Community Bank, N. A. (the "Bank"). The completion of this transaction resulted in the addition of $29.8 million in assets, including $17.4 million in loans and added an additional $28.0 million in deposits to the Bank at December 31, 2002. The $931,000 excess of fair market value of the net assets acquired over the purchase price was reallocated to the non-financial assets acquired.

In January 2003, the Bank acquired Stone Capital Management, Inc. ("Stone Capital"), with an office in Beckley, West Virginia. This acquisition expanded the Bank's operations into wealth management, asset allocation, financial planning and investment advice. At December 31, 2002, Stone Capital had total assets under management of $94 million and operates under its name in conjunction with First Community's Trust and Financial Services Division. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, upon consummation of the transaction, which represents 50% of the total consideration. The balance of the consideration will be issued in subsequent years according to the acquisition agreement.

On January 27, 2003, the Company signed a definitive merger agreement pursuant to which the Company will acquire The CommonWealth Bank, a Virginia-chartered commercial bank ("CommonWealth") through merger into the Bank. The total consideration is estimated at approximately $25.0 million. The merger is expected to close during the second quarter of 2003, pending the approval of CommonWealth's shareholders. All regulatory approvals have been received. At December 31, 2002, CommonWealth had total assets of $134.1 million, net loans of $106.2 million and total deposits of $107.3 million. CommonWealth's shareholder meeting to vote on the business combination will occur on May 21, 2003.

NOTE 4. BORROWINGS

Federal Home Loan Bank ("FHLB") borrowings and other indebtedness are comprised of $100 million in convertible and callable advances and $10 million of noncallable term advances from the FHLB of Atlanta.

The callable advances may be called (redeemed) in quarterly increments after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance.

The following schedule details the outstanding advances, rates and corresponding final maturities.

                             ADVANCE                RATE            MATURITY
                                           (AMOUNTS IN THOUSANDS)
Callable advances:            25,000                5.71%           03/17/10
                              25,000                6.11%           05/05/10
                              25,000                6.02%           05/05/10
                              25,000                5.47%           10/04/10
                            --------
                             100,000
                            ========
Noncallable advances:       $  8,000                5.95%           09/02/03
                               2,000                6.27%           09/02/08
                            --------
                            $ 10,000
                            ========

NOTE 5. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is a defendant in various legal actions and asserted claims, most of which involve lending and collection activities. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position of the Company.

The Company conducts mortgage banking operations through United First Mortgage ("UFM"), a wholly-owned subsidiary of the Bank. The majority of loans originated by UFM are sold to larger national investors on a service released basis. Loans are sold under Loan Sales Agreements which contain various repurchase provisions. These repurchase provisions give rise to a contingent liability for loans which could subsequently be submitted to UFM for repurchase. The principal events which could result in a repurchase obligation are i.) the discovery of fraud or material inaccuracies in a sold loan file and ii.) a default on the first payment due after a loan is sold to the investor, coupled with a ninety day delinquency in the first year of the life of the loan. Other events and variations of these events could result in a loan repurchase under terms of other Loan Sales Agreements. The volume of contingent loan repurchases is dependent on the quality of loan underwriting and systems employed by UFM for quality control in the production of mortgage loans. To date, loans submitted for repurchase have not been material. UFM, in turn, remarkets these loans to alternate investors after repurchase and cure of the borrowers' defects. Accordingly, loan repurchases have not had a material adverse effect on the results of operations, financial position or liquidity of UFM or the Company.

UFM also originates government guaranteed FHA and VA loans that are also sold to third party investors. The Department of Housing and Urban Development ("HUD") periodically audits loan files of government guaranteed loans and may require UFM to execute indemnification agreements on loans which do not meet certain predefined underwriting guidelines or potentially require the repurchase of the underlying loan. To date, UFM has been required to execute only three such indemnification agreements covering defaults which may occur on indemnified loans over the five-year period following the indemnification. No losses have occurred under such agreements. In addition, due to an apparent borrower misrepresentation that disqualified a borrower from the program, UFM has been required to repurchase one Virginia Housing and Development loan. This loan will be remarketed to an alternate investor. Accordingly, loan indemnifications and repurchases under the FHA and VA loan programs have not had a material adverse effect on the financial position, results of operations or cash flows of UFM or the Company.

As an alternative to repurchase, in certain circumstances, UFM may have the option to pay an indemnification fee to the investor in lieu of repurchase and allow the investor to seek resolution of any deficiency and/or liquidation of the collateral.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparties. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding.

Financial instruments whose contract amounts represent credit risk at March 31, 2003 are commitments to extend credit (including availability of lines of credit) of $69.5 million and standby letters of credit and financial guarantees written of $7.3 million. In addition, at March 31, 2003, UFM had commitments to originate loans of $138.1 million.

NOTE 6. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which includes unrealized gains and losses on securities available for sale and is detailed as follows:


                                                                 THREE MONTHS ENDED
                                                              MARCH 31         MARCH 31
                                                                2003             2002
                                                             ----------       ----------
                                                                (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Unrealized losses arising during the period                  $   (1,198)      $   (1,687)
Tax benefit                                                         479              669
                                                             ----------       ----------
Unrealized losses arising during the period, net of tax            (719)          (1,018)
Reclassification adjustment for gains realized in net
  income                                                            (10)            (177)
Tax expense of reclassification                                       4               71
                                                             ----------       ----------
Other comprehensive loss                                           (725)          (1,124)
Beginning accumulated other comprehensive gain                    6,761              755
                                                             ----------       ----------
Ending accumulated other comprehensive income (loss)         $    6,036       $     (369)
                                                             ==========       ==========

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

                                                              THREE MONTHS ENDED MARCH 31, 2003
                                        -------------------------------------------------------------------------------
                                                                    (AMOUNTS IN THOUSANDS)
                                          COMMUNITY       MORTGAGE         PARENT        ELIMINATIONS         TOTAL
                                           BANKING         BANKING
                                        -------------   -------------   -------------    -------------    -------------
NET INTEREST INCOME                     $      15,011   $         124   $          55    $         (10)   $      15,180
PROVISION FOR LOAN LOSSES                         589              --              --               --              589
                                        -------------   -------------   -------------    -------------    -------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                              14,422             124              55              (10)          14,591
OTHER INCOME                                    3,237           2,964              (4)            (166)           6,031
OTHER EXPENSES                                  8,646           2,386             275             (176)          11,131
                                        -------------   -------------   -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES               9,013             702            (224)              --            9,491
INCOME TAX EXPENSE (BENEFIT)                    2,600             273            (130)              --            2,743
                                        -------------   -------------   -------------    -------------    -------------
NET INCOME (LOSS)                       $       6,413   $         429   $         (94)   $          --    $       6,748
                                        =============   =============   =============    =============    =============

AVERAGE ASSETS                          $   1,510,362   $      55,642   $     154,576    $    (205,680)   $   1,514,900
                                        =============   =============   =============    =============    =============

TOTAL ASSETS                            $   1,523,133   $      57,392   $     155,093    $    (206,508)   $   1,529,110
                                        =============   =============   =============    =============    =============

                                                              Three Months Ended March 31, 2002
                                        -------------------------------------------------------------------------------
                                                                    (Amounts in Thousands)
                                          Community       Mortgage         Parent        Eliminations         Total
                                           Banking         Banking
                                        -------------   -------------   -------------    -------------    -------------
Net interest income                     $      14,122   $         289   $          57    $           5    $      14,473
Provision for loan losses                         937              --              --               --              937
                                        -------------   -------------   -------------    -------------    -------------
Net interest income after provision
  for loan losses                              13,185             289              57                5           13,536
Other income                                    2,347           3,249             395             (137)           5,854
Other expenses                                  8,122           2,379             240             (132)          10,609
                                        -------------   -------------   -------------    -------------    -------------
Income before income taxes                      7,410           1,159             212               --            8,781
Income tax expense (benefit)                    1,949             455              60               --            2,464
                                        -------------   -------------   -------------    -------------    -------------
Net income                              $       5,461   $         704   $         152    $          --    $       6,317
                                        =============   =============   =============    =============    =============

Average assets                          $   1,451,354   $      54,087   $     136,430    $    (185,008)   $   1,456,863
                                        =============   =============   =============    =============    =============

Total assets                            $   1,457,953   $      54,250   $     136,501    $    (181,096)   $   1,467,608
                                        =============   =============   =============    =============    =============

NOTE 8. RECENT ACCOUNTING DEVELOPMENTS

In October 2002, the FASB issued FAS No. 147, "Acquisitions of Certain Financial Institutions." This new Standard, which became effective upon issuance, provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions, and requires companies to cease amortization of goodwill related to certain branch acquisitions. In addition, this Statement amends FASB Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The impact of Statement 147 caused the Company to cease amortization of this component of goodwill effective October 1, 2002, retroactive to January 1, 2002 and accordingly, restate the presentation for the first nine months of 2002 in its 2002 annual report to shareholders.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of FAS 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance rather than price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 did not have a material adverse impact on results of operations, financial position, or liquidity in the first quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the potential impact of adopting this interpretation.

NOTE 9. EARNINGS PER SHARE

The following schedule details earnings and shares used in computing basic and diluted earnings per share for the three months ended March 31, 2003 and 2002.

                                                           PERIOD ENDED
                                                 MARCH 31, 2003   MARCH 31, 2002
                                                 --------------   --------------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT
                                                     SHARE AND PER SHARE DATA)
Basic:
Net income                                       $        6,748   $        6,317
Weighted average shares outstanding                   9,870,279        9,933,222
Earnings per share                               $         0.68   $         0.64

Diluted:
Net income                                       $        6,748   $        6,317
Weighted average shares outstanding                   9,870,279        9,933,222
Dilutive shares for stock options                        46,978           44,309
Contingently issuable shares for acquisition              4,089               --
Weighted average dilutive shares outstanding          9,921,346        9,977,531
Earnings per share-dilutive                      $         0.68   $         0.64

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Audit Committee of the Board of Directors
First Community Bancshares, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of March 31, 2003, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein) and in our report dated January 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Ernst & Young LLP

May 6, 2003

FIRST COMMUNITY BANCSHARES, INC.

PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations. This discussion and analysis should be read in conjunction with the 2002 Annual Report to Shareholders and the other financial information included in this report.

The Company is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.53 billion at March 31, 2003. FCBI through its community banking subsidiary, First Community Bank, N. A. ("the Bank"), provides financial, mortgage brokerage and origination and trust and investment advisory services to individuals and commercial customers through 41 full-service banking locations in West Virginia, Virginia and North Carolina as well as 11 mortgage brokerage facilities operated by United First Mortgage, Inc. ("UFM") a wholly owned subsidiary of FCBNA. FCBNA also operates Stone Capital Management, Inc. ("Stone Capital"), an investment advisory firm with offices in Beckley, West Virginia.

FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral "forward-looking statements", including statements contained in its filings with the Securities and Exchange Commission (`SEC") (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, among others, statements with respect to the Company's beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements; the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

First Community's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. First Community's financial position and results of operations are affected by management's application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in First Community's consolidated financial position and/or consolidated results of operations.

Estimates, assumptions, and judgments are necessary principally when assets and liabilities are required to be recorded at estimated fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal modeling techniques and/or appraisal estimates.

First Community's accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of First Community's more subjective and complex "critical accounting policies." In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in management's discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of loans held for sale and the valuation of derivative instruments utilized in hedging activity to be the accounting areas that require the most subjective or complex judgments.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management's evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which First Community conducts business.

As more fully described in Note 10 to the Notes to the Consolidated Financial Statements and in the discussion included in the Allowance for Loan Losses section of management's discussion and analysis, the Company determines the allowance for loan losses by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management's judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by the Company's credit administration department to evaluate the portfolio and calculate an estimated valuation allowance through a mathematical analysis that applies risk factors to those identified loss risk areas.

This risk management evaluation is applied at both the portfolio level and the individual loan level for commercial loans and credit relationships while the level of consumer and residential mortgage loan allowance is determined primarily on a total portfolio level based on a review of historical loss percentages, and other qualitative factors including concentrations, industry specific factors and economic conditions. The commercial and commercial real estate portfolios require more specific analysis of individually significant loans and the borrower's underlying cash flow, business conditions, capacity for debt repayment and the valuation of secondary sources of payment (collateral). This analysis may result in specifically identified weaknesses and corresponding specific impairment allowances.

The use of various estimates and judgements in the Company's ongoing evaluation of the required level of allowance can significantly impact the Company's results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management's current view of portfolio and economic conditions and the application of revised estimates and assumptions.


LOANS HELD FOR SALE, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: The Company's mortgage subsidiary, UFM, originates, acquires, and sells residential mortgage products on a servicing released basis into the secondary market. UFM originates all loans with the positive intent to sell. Loans held for sale are stated at the lower of cost or market ("LOCOM"). The LOCOM analysis on pools of homogeneous loans is applied on a net aggregate basis. Interest income with respect to loans held for sale is accrued on the principal amount outstanding. LOCOM valuation techniques applicable to loans held for sale are based on estimated market price indications for similar loans. Pricing estimates are established by participating mortgage purchasers and prevailing economic conditions. The majority of the loans held for sale have established market pricing indications. However, loans which have yet to be committed to an individual investor ($3.05 million at March 31, 2003) are fair valued using prevailing market rates and service premiums for loans of like term and comparing with recorded cost. The estimated market value for these loans at March 31, 2003 was $3.1 million and, as such, no write-down was necessary.

UFM provides a distribution outlet for the sale of loans produced by UFM's wholesale and retail operations. UFM originates residential mortgage loans through its production offices located in Eastern Virginia and sells the majority of its loans through pooled commitments to national investors. In addition, UFM acquires loans from a network of wholesale brokers for subsequent resale to these national investors as well. The loans held for sale portfolio at March 31, 2003 was $50.8 million compared to $66.4 million at December 31, 2002.

Risks associated with this lending function include interest rate risk, which is mitigated through the utilization of financial instruments (commonly referred to as derivatives) to assist in offsetting the effect of changing interest rates. The Company accounts for these instruments in accordance with FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activity" as amended by Statements No. 137 and No. 138. These Statements established accounting and reporting standards for derivative instruments and for hedging activities. UFM uses forward mortgage contracts or short position sales to manage interest rate risk in the pipeline of loans and interest rate lock commitments ("RLCs") from the point of the loan commitment to the subsequent sale to outside investors. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments are placed with counter-parties to substantially lock the expected margin on the sale of the loan. The forward commitment to sell the security is considered to be a derivative and, as such, is recorded on the Consolidated Balance Sheets at fair value and the changes in fair value are reflected in the Consolidated Statements of Income.

The RLCs (representing forward commitments to fund loans which will be held for sale) are also considered derivatives and are valued at estimated fair market value based on prevailing interest rates, expected servicing release premiums and the assumed probability of closing (pull-through). The assumption of a given pull-through percentage also enters into the determination of the volume of forward contracts. Pull-through assumptions are continually monitored for changes in the interest rate environment and characteristics of the pool of RLCs. Differences between pull-through assumptions and actual pull-through could result in a mismatch in the volume of forward contracts corresponding to RLCs and lead to volatility in margins on the loan products ultimately delivered.

At March 31, 2003, the Company's mortgage subsidiary held an investment in forward mortgage contracts with a notional value of $80.0 million. These contracts hedge interest rate risk associated with RLCs and closed loans not allocated to a forward commitment of $90.6 million. At March 31, 2003, the fair value of the forward contracts was a liability of $375,000, which represents a $330,000 decline from the fair value at December 31, 2002. In addition, the fair value of the RLCs at March 31, 2003 was an asset of $1.7 million, which represents a $546,000 decline from the fair value at December 31, 2002. The market valuation of RLCs at March 31, 2003 assumes 62% RLC pull through. If actual pull through in succeeding months proves to be more or less than 62%, the full market value of RLCs may or may not be realized and/or the valuation of RLCs may change. The valuation of RLCs is considered critical because of the impact of borrower behavior and the impact that this behavior pattern will have on the pull through ratio during times of significant rate volatility. Customer behavior is modeled by a mathematical tool based upon historical pull through experience; however, substantial volatility can be experienced, as was the case in 2002 as well as the first quarter of 2003, as a result of the continued decline in mortgage rates. As a result, daily pull through varied significantly over this time period. Customer behavior is difficult to model. However, the mathematical tool utilized by UFM implies volatility gained from market data in order to attempt to anticipate borrower reaction to market and rate movements.

For the quarter ended March 31, 2003, the Company incurred $2.5 million in the cost of forward mortgage derivative contracts to originate and sell $223.2 million in loans in comparison to the first quarter of the prior year where $166.4 million in loans were originated for sale with underlying forward mortgage contracts that cost $30,000. The lower cost of forward mortgage contracts in the prior year is reflective of the volatility of the pricing of these types of contracts. Although the pricing of the contracts was favorable to the Company in the prior year, UFM's pricing on loans sold was substantially less as a result of the market pricing dynamics. The significant increase in hedging cost demonstrates the potential volatility to earnings and the sensitivity to pull through assumptions. The cost of these derivative contracts along with RLC mark to market is netted within mortgage revenues in the statements of income to arrive at the net revenues associated with the origination, holding and sale of mortgage loans.

The Company also provides for "market losses" derived from early payoffs of sold loans due to refinancing opportunities by mortgage customers. The current environment for refinance presents substantial opportunity for such payoffs and the Company has seen an increase in the cost of "rebate of service release premiums" to investors as a result of early payoffs. As these losses accelerate or subside the Company will provide for this impact by either recording higher or lower investor premium rebate provision and charges against earnings. Although the Company provides for such losses through monthly provisions, the current environment could result in an increase in these provisions in future periods.

RECENT AND PENDING ACQUISITIONS

On November 30, 2002, the Company acquired Monroe Financial, Inc. and its banking subsidiary, Bank of Greenville at a cost of $1.96 million. Bank of Greenville's three branch facilities, Greenville and Lindside in Monroe County, West Virginia and Hinton in Summers County, West Virginia, were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of $29.8 million in assets, including $17.4 million in loans and added an additional $28.0 million in deposits to the Bank. The $913,000 excess of the fair market value of the net assets acquired over purchase price was reallocated to the non financial assets acquired.

On January 27, 2003, the Company announced the signing of a definitive merger agreement pursuant to which the Bank will acquire The CommonWealth Bank, a Virginia-chartered commercial bank ("CommonWealth Bank") for total consideration of approximately $25.0 million. Under the terms of the merger agreement, each share of CommonWealth Bank common stock issued and outstanding immediately prior to the merger shall become and be converted into the right to receive either $30.50 in cash or a number of whole shares of the Company's common stock as determined by dividing $30.50 by the average closing price of the Company's common stock during a specified period preceding the merger agreement, plus cash in lieu of any fractional share interest. The cash/stock allocation is subject to procedures set forth in the merger agreement, as amended, which permits CommonWealth shareholders to elect to have up to 50% of outstanding shares converted into the right to receive cash. The merger is expected to close during the second quarter of 2003, pending the approval of CommonWealth Bank's shareholders. At December 31, 2002, CommonWealth Bank had total assets of $134.1 million, net loans of $106.2 million and total deposits of $107.3 million.

In January 2003, the Bank completed the acquisition of Stone Capital. This acquisition expanded the Bank's operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. Stone Capital at December 31, 2002 had total assets of $94 million under management. Stone Capital will continue to operate under its name in conjunction with First Community's Trust and Financial Services Division.

RESULTS OF OPERATIONS

GENERAL

Net income for the first three months of 2003 totaled $6.7 million, which is $431,000, or 6.4% higher than net income of $6.3 million reported for the corresponding period in 2002. Net income for the first three months of the current year resulted in basic and diluted earnings per share of $0.68 versus $0.64 basic and diluted earnings per share reported in the first quarter of 2002, a 6.3% increase. The most significant factors contributing to this increase were a $707,000 increase in net interest income, an increase in fiduciary and other service charge income of $618,000, and a $348,000 decrease in the provision for loan losses. Partially offsetting these increases were a $285,000 decrease in mortgage banking income during the first quarter of 2003 compared to the first quarter of last year, an increase of $530,000 in salaries and benefits and an increase in tax expense of $279,000.

NET INTEREST INCOME

Net interest income (NII), the largest contributor to earnings, was $15.2 million for the three months ended March 31, 2003 compared with $14.5 million for the corresponding period in 2002. For purposes of this discussion, comparison of NII is done on a tax equivalent basis which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. Table I displays taxable equivalent yields on earning assets and taxable equivalent Net Interest Spread (NIS) and Net Interest Margin (NIM). As indicated on Table I, tax equivalent net interest income totaled $16.1 million for the three months ended March 31, 2003, an increase of $657,000 from the $15.5 million reported in the first three months of 2002. This $657,000 includes an $810,000 increase due to rate changes on the underlying assets and liabilities as liabilities were aggressively priced downward and a $153,000 decrease due to volume changes as net earning assets were added to the portfolio at declining replacement rates. Average earning assets increased $57.2 million while interest-bearing liabilities increased $41.5 million. The yield on earning assets decreased 75 basis points between 2002 and 2003 but was offset by an 88 basis point decline in the cost of funds. The impact of these rate and volume changes was an increase in the net interest rate spread from 4.12% to 4.24% for the three months ended March 31, 2003, a 12 basis point increase in the spread between interest earning assets and interest bearing liabilities over the three months ended March 31, 2002. However, the Company's tax equivalent net interest margin of 4.64% for the three months ended March 31, 2003 remained unchanged from that of the first three months of 2002.

As indicated in Table I, the overall tax equivalent yield on average earning assets decreased 75 basis points from 7.51% to 6.76% for the three months ended March 31, 2003, compared to March 31, 2002. The largest part of this decrease was the decrease in the overall tax equivalent yield on loans held for investment of 45 basis points from the prior year to 7.57% as loans repriced downward in response to the current rate environment while the average balance decreased $7.9 million. The decline in asset yield is attributable to the current interest rate environment which creates refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, asset yields have declined in response to rate cuts and drops in the prime loan rate which began in 2001 and continue to remain at lows not seen in over 40 years.

The average loans held for sale balance increased slightly, by $1.6 million while the yield decreased 199 basis points to 5.15%.

During the three months ended March 31, 2003, the taxable equivalent yield on securities available for sale decreased 59 basis points to 5.43% while the average balance increased $14.1 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as the refinancing opportunity presents itself. Although the total portfolio grew by $14.1 million in comparison to the prior year, the relative rate on securities acquired since March 31, 2002 has declined substantially. Both the average balance and tax equivalent yield on investment securities held to maturity remained relatively stable with a decrease in yield of 17 basis points to 8.05% and a $1.1 million decrease in average balance from the first quarter of 2002. Compared to the first quarter of 2002, average interest-bearing balances with banks increased $48.2 million while the yield decreased 23 basis points. This average balance increase was largely the result of funds received from new deposit growth in existing markets and deposits obtained in the acquisition of Greenville in the fourth quarter of 2002.

The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available to the liability side of the balance sheet. In doing so, the cost of interest-bearing liabilities decreased by 88 basis points from 3.39% for the three months ended March 31, 2002 to 2.51% for the same period of 2003 while the average volume increased $41.5 million. Active deposit liability pricing management is performed weekly through the Company's product committee with input from numerous sources throughout the Company including individual market statistics.

Average FHLB borrowings decreased by $35.0 million when comparing the three months ended March 31, 2003 to the corresponding period of the prior year as a result of maturities of $25 million in June 2002 and $10 million in December 2002 while the average rate paid remained relatively the same at 5.90% in 2003 versus 5.95% in 2002. The average balance and rate paid on other borrowings remained virtually the same in 2003 compared to 2002.

In addition, the average balances of interest-bearing demand and savings deposits increased $15.0 and $30.8 million, respectively, during the three months ended March 31, 2003 while the corresponding average rate on both of these deposits categories each declined 32 basis points. Average time deposits increased $15.5 million while the average rate paid decreased 112 basis points from 4.26% in 2002 to 3.14% in 2003. Likewise, average Fed Funds and repurchase agreements increased $15.4 million while the average rate decreased 42 basis points. The level of average noninterest-bearing demand deposits changed only slightly, up $449,000 in 2003 from the prior year. Approximately $24.0 million of the $61.2 million increase in average interest-bearing deposit growth was acquired in the Greenville acquisition in the fourth quarter of 2002.

TABLE I                                                AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                                                                       (DOLLARS IN THOUSANDS)
                                                     THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                        MARCH 31, 2003                           MARCH 31, 2002
                                            AVERAGE       INTEREST        YIELD/RATE     AVERAGE     INTEREST    YIELD/RATE
                                            BALANCE        (1)(2)             (2)        BALANCE      (1)(2)         (2)
                                          -----------    ----------      ------------   ---------   -----------  ----------
Earning Assets:
Loans (3)
Loans Held for Sale                       $    49,560     $    629            5.15%     $   47,928    $    844       7.14%
Loans Held for Investment:
  Taxable                                     900,732       16,814            7.57%        908,406    $ 17,949       8.01%
  Tax-Exempt                                    6,124          120            7.95%          6,343         133       8.50%
                                          -----------     --------            ----      ----------    --------       ----
  Total                                       906,856       16,934            7.57%        914,749      18,082       8.02%
Reserve for Loan Losses                       (14,331)                                     (14,426)
                                          -----------     --------                      ----------    --------
  Net Total                                   892,525       16,934                         900,323      18,082

Securities Available For Sale:
  Taxable                                     271,864        3,135            4.68%        254,141       3,339       5.33%
  Tax-Exempt                                   93,464        1,753            7.61%         97,090       1,874       7.83%
                                          -----------     --------            ----      ----------    --------       ----
  Total                                       365,328        4,888            5.43%        351,231       5,213       6.02%

Held to Maturity Securities:
  Taxable                                         657           10            6.17%          2,054          39       7.70%
  Tax-Exempt                                   39,959          797            8.09%         39,662         807       8.25%
                                          -----------     --------            ----      ----------    --------       ----
  Total                                        40,616          807            8.05%         41,716         846       8.22%

Interest Bearing Deposits                      58,627          209            1.45%         10,400          43       1.68%
Fed Funds Sold                                  2,093            6            1.16%
                                                          --------            ----      ----------    --------
  Total Earning Assets                      1,408,749       23,473            6.76%      1,351,598      25,028       7.51%
                                          -----------     --------                      ----------    --------
Other Assets                                  106,151                                      105,265
                                          -----------                                   ----------
  Total                                   $ 1,514,900                                   $1,456,863
                                          ===========                                   ==========

Interest-Bearing Liabilities:
Demand Deposits                           $   203,547          365            0.73%     $  188,542         490       1.05%
Savings Deposits                              181,175          317            0.71%        150,377         381       1.03%
Time Deposits                                 598,520        4,634            3.14%        583,048       6,122       4.26%
                                          -----------     --------            ----      ----------    --------       ----
                                              983,242        5,316            2.19%        921,967       6,993       3.08%
Fed Funds Purchased & Repurchase
  Agreements                                   94,251          438            1.88%         78,887         448       2.30%
FHLB Convertible and Callable Advances        100,000        1,456            5.90%        135,000       1,979       5.95%
Other Borrowings                               10,048          148            5.97%         10,158         150       5.99%
                                          -----------     --------            ----      ----------    --------       ----
  Total Interest-bearing Liabilities        1,187,541        7,358            2.51%      1,146,012       9,570       3.39%
                                          -----------     --------                      ----------    --------

Demand Deposits                               157,504                                      157,055
Other Liabilities                              14,633                                       16,612
Stockholders' Equity                          155,222                                      137,184
                                          -----------                                   ----------
  Total                                   $ 1,514,900                                   $1,456,863
                                          ===========                                   ==========
Net Interest Income                                       $ 16,115                                    $ 15,458
                                                          ========                                    ========
Net Interest Rate Spread                                                      4.24%                                  4.12%
                                                                              ====                                   ====
Net Interest Margin (4)                                                       4.64%                                  4.64%
                                                                              ====                                   ====

(1) Interest amounts represent taxable equivalent results for the three months ended March 31, 2003 and 2002.

(2)   Fully Taxable Equivalent at the rate of 35%.

(3) Nonaccrual loans are included in average balances outstanding with no related interest income during the period of nonaccrual.

(4) Represents tax equivalent net interest income divided by average interest earning assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $13.8 million on March 31, 2003, down slightly from the $14.4 million at December 31, 2002 and the $14.3 million on March 31, 2002. The first quarter 2003 provision of $589,000 is down substantially compared to the $937,000 for the corresponding period of 2002. The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision for loan losses is calculated to bring the reserve to a level, which, according to a systematic process of measurement, is reflective of the required amount needed to absorb probable losses.

Management performs monthly assessments to determine the appropriate level of allowance. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria. Commercial, consumer and mortgage loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans. Management's allocations are based on judgment of qualitative and quantitative factors about both the macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturity, composition, delinquencies, and non-accruals. While management has attributed the allowance for loan losses to various portfolio segments, the allowance is available for the entire portfolio. The allowance for loan losses represents 343% of non-performing loans at March 31, 2003 versus 455% and 295% at December 31, 2002 and March 31, 2002, respectively. When other real estate is combined with non-performing loans, the allowance equals 210% of non-performing assets at March 31, 2003 versus 239% and 194% at December 31, 2002 and March 31, 2002, respectively.

FCBI's allowance for loan loss activity for the three month periods ended March 31, 2003 and 2002 is as follows:

                           FOR THE THREE MONTHS ENDED
                                    MARCH 31
                               2003         2002
                             --------     --------
                             (DOLLARS IN THOUSANDS)
Beginning balance            $ 14,410     $ 13,952
Provision                         589          937
Charge-offs                    (1,668)        (820)
Recoveries                        451          202
                             --------     --------
Ending Balance               $ 13,782     $ 14,271
                             ========     ========

Based on the allowance for loan losses of approximately $13.8 million and $14.3 million at March 31, 2003 and 2002, respectively, the allowance to loans held for investment ratios were 1.54% and 1.57% at the respective dates. The decline in allowance as a percentage of nonperforming assets since year-end 2002 was impacted by a combination of factors including the $1.06 million charge-off mentioned in the following paragraph, a $31.0 million decline in the loans held for investment portfolio and the fact that a large portion of the increase in nonaccruing assets are represented by secured loans. Management considers the allowance adequate based upon its analysis of the portfolio as of March 31, 2003.

Net charge-offs for the first three months of 2003 were $1.2 million compared with $618,000 for the corresponding period of 2002. Expressed as a percentage of average loans held for investment, net charge-offs were .13% for the three month period of 2003, and 0.07% for the same period of 2002. The $599,000 increase in net charge-offs between the three month periods ended March 31, 2002 and 2003 was largely due to a group of loans totaling $1.16 million related to a dairy farm whose performance declined in conjunction with the drop in milk prices. The allowance for loan losses related to this group of loans at year-end was $1.06 million. This group of loans subsequently became delinquent and $1.06 million was charged off in the first quarter of 2003.

In addition to loans which are classified as non-performing and impaired, the company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. Among these loans at March 31, 2002 were two loans to separate borrowers which warrant close monitoring. The first of these is a $12.7 million loan to a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. As with other hospitality industry firms, the borrower has experienced reduced cash flow associated with declines in the level of hotel occupancy. The loan is secured by real estate improved with a national franchise hotel and parking building in a major southeast city. The loan is further secured by the guarantee of the principals of the borrowing entity. This loan, which was originated in 1999, performed according to terms until it displayed delinquency in February and March 2003 and was subsequently brought current. The loan remains current as to principal and interest at the date of this report. The loan has not been converted to non-accrual status based upon its secured position, historical performance and strength of guarantors. This loan does, however, represent one of the Company's largest credits and is within an industry which has suffered from declining performance in 2001 and 2002.

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

There were no specific allocations of the allowance for loan losses for any of the foregoing potential problem loans as of March 31, 2003.

NONINTEREST INCOME

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $177,000, or 3.02%, from $5.9 million for the three months ended March 31, 2002 to $6.0 million for the corresponding period in 2003. The largest portion of this increase is attributable to a $358,000, or a 24.47% increase in service charges on deposit accounts (primarily the result of an overdraft program that allows well-managed customer deposit accounts greater flexibility in managing overdrafts to their accounts). In addition, other service charges, commissions and fees were up $187,000 for the first quarter of 2003 compared to that of 2002. Fiduciary earnings represent the asset management fees recorded and were also up $73,000 for the first quarter of 2003 as a direct result of estate and trust management activity, including the operations of Stone Capital acquired in January 2003. The mortgage brokerage operations of UFM reflected a $285,000 decrease in mortgage banking income for the three months ended March 31, 2003 versus the comparable three-month period in 2002. This decrease is directly attributable to higher margins on the acquisition and sale of mortgage loans in the first quarter of 2002 as well as favorable hedge experience during the first quarter 2002 when the markets were less volatile for the mortgage related assets and mortgage-backed security products used to hedge the production pipeline. Mortgage banking income was also impacted by an increased level of early payoffs on loans sold to investors due to the continued low rate environment and refinancing opportunities presented to mortgage customers. During the first quarter of 2003, the Company recorded approximately $99,000 in service release premium rebates compared to $67,000 for the comparable period in 2002.

In addition, gain on securities was down $157,000 in the first quarter of 2003 compared to the respective period of 2002.

NONINTEREST EXPENSE

Non-interest expense totaled $11.1 million for the three months ended March 31, 2003, increasing $522,000 over the corresponding period in 2002. This increase is primarily attributable to a $530,000 increase in salaries and benefits, $116,000 of which was due to the acquisition of Greenville in the fourth quarter of 2002 along with a $143,000 increase in salaries and commissions in the mortgage operations of UFM (mostly due to increased loan production) and a general increase in salaries as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth.

In the first three months of 2003, occupancy expense increased by $106,000 when compared to the first three months of 2002. The general level of occupancy cost grew primarily as a result of the harsher winter weather which drove up costs for heating, snow removal and facilities maintenance in comparison to the prior year along with increases in depreciation and insurance costs associated with new branches.

The combined effect of all other operating expense accounts remained fairly consistent for the first quarter of 2003 compared to the same period of 2002.

INCOME TAX

The effective income tax rate continues to benefit from the utilization of tax-exempt municipal securities and the discontinuance of amortization of goodwill that was not deductible for income tax purposes. Municipal securities, which have offered an attractive tax equivalent yield, have assisted in countering the effect of the declining interest rate environment. The Company's effective tax rate was 28.1% for the three months ended March 31, 2002 and 28.9% in the corresponding period of 2003.

FINANCIAL POSITION

SECURITIES

Investment securities, which are purchased with the intent to hold until maturity, totaled $40.1 million at March 31, 2003, a decrease of $930,000 from December 31, 2002. This 2.27% decrease is the result of maturities and calls within the portfolio during the first three months of 2003. The market value of investment securities held to maturity was 105.8% and 105.7% of book value at March 31, 2003 and December 31, 2002, respectively. Recent trends in interest rates have had little effect on the underlying market value since December 31, 2002.

Securities available for sale were $372.9 million at March 31, 2003 compared to $300.9 million at December 31, 2002, an increase of $72.0 million. This change reflects the purchase of $101.3 million in securities, $27.1 million in maturities and calls, the sale of $0.5 million in securities, and the continuation of larger pay-downs on mortgage-backed securities and CMO's triggered by the lower interest rate environment. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gains after taxes of $6.0 million at March 31, 2003, represent a decrease of $0.8 million from the $6.8 million gain at December 31, 2002 due to market value decreases in the first three months of 2003.

LOAN PORTFOLIO

LOANS HELD FOR SALE: The relative size of the portfolio of loans originated by the Company's mortgage brokerage division, UFM, and held for sale, was impacted significantly by the refinancing activity that occurred during 2002 and continues into 2003. Loans held for sale fluctuate on a daily basis reflecting retail originations, wholesale purchases and sales to investors. At March 31, 2003, loans held for sale were $50.8 million compared to $66.4 million at December 31, 2002. Average loans held for sale (which is a better indicator of volume maintained) remained relatively stable, increasing $1.6 million during the first three months of 2003 compared to the first three months of 2002.

LOANS HELD FOR INVESTMENT: Total loans held for investment decreased $30.4 million from $927.6 million at December 31, 2002 to $897.2 million at March 31, 2003 due to several large commercial loan payoffs. Considering a $14 million increase in deposits, the decrease in loans during the first quarter of 2003 has lowered the loan to deposit ratio from its December 31, 2002 level. The loan to deposit ratio, using only loans held for investment (excluding loans held for sale), was 77.8% on March 31, 2003, 81.4% on December 31, 2002 and 83.9% on
March 31, 2002. Intense competition for loans in the face of low interest rates and what appears to be slower loan demand have continued to reduce this measure of loan production. Resulting liquidity has been reinvested in the available for sale securities portfolio.

Average loans held for investment decreased $7.9 million when comparing the first three months of 2003 to the same period of 2002. This decrease includes approximately $17.1 million in average loans acquired in the Monroe acquisition in the fourth quarter of 2002 net of the large commercial payoffs and regular amortization in the first quarter 2003.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following tabular presentation of the loan portfolio is presented as of March 31, 2003, December 31, 2002 and March 31, 2002 and provides an analytical overview of the portfolio from March 31, 2002 and the change in composition among the various categories.

                                                          LOAN PORTFOLIO OVERVIEW
                                                          (DOLLARS IN THOUSANDS)

                                   MARCH 31, 2003            DECEMBER 31, 2002           MARCH 31, 2002
                               ----------------------     ----------------------     ----------------------
                                AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT       PERCENT
                               ---------    ---------     ---------    ---------     ---------    ---------
LOANS HELD FOR INVESTMENT:
Commercial and Agricultural    $  59,724         6.66%    $  74,186         8.00%    $  89,248         9.79%
Commercial Real Estate           270,004        30.10%      285,847        30.83%      270,359        29.66%
Residential Real Estate          361,883        40.33%      364,065        39.25%      342,371        37.55%
Construction                      78,576         8.76%       72,275         7.79%       78,178         8.57%
Consumer                         126,241        14.07%      130,522        14.07%      130,717        14.34%
Other                                766         0.09%          726         0.08%          873         0.10%
                               ---------    ---------     ---------    ---------     ---------    ---------
Total                          $ 897,194       100.00%    $ 927,621       100.00%    $ 911,746       100.00%
                               =========    =========     =========    =========     =========    =========

LOANS HELD FOR SALE            $  50,753                  $  66,364                  $  47,596
                               =========                  =========                  =========

NON-PERFORMING ASSETS

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned ("OREO"). Non-performing assets were $6.6 million at March 31, 2003, $6.0 million at December 31, 2002 and $7.4 million at March 31, 2002, or 0.7%, 0.6% and 0.8% of total loans and OREO, respectively. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(IN THOUSANDS OF DOLLARS)      MARCH 31        DECEMBER 31     SEPTEMBER 30        JUNE 30         MARCH 31
                                 2003             2002             2002             2002             2002
                             -------------    -------------    -------------    -------------    -------------
Nonaccrual                   $       3,997    $       3,075    $       4,987    $       4,131    $       4,644
Ninety Days Past Due                    21               91              367              254              192
Other Real Estate Owned              2,544            2,855            2,668            2,452            2,538
                             -------------    -------------    -------------    -------------    -------------
                             $       6,562    $       6,021    $       8,022    $       6,837    $       7,374
                             =============    =============    =============    =============    =============

Restructured loans
performing in accordance
with modified terms          $         341    $         345    $         347    $         440    $         523
                             =============    =============    =============    =============    =============

At March 31, 2003, nonaccrual loans increased $922,000 from December 31, 2002, while ninety day past due loans decreased $70,000. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The $922,000 increase in nonaccrual loans in the first quarter of 2003 is largely due to an increase in the number of consumer and real estate loans in default.

OREO decreased $311,000 during the first quarter of 2003 from December 31, 2002. This decrease in OREO is due, in part, to the sale of properties. Other real estate owned is carried at the lesser of estimated net realizable fair market value or cost.

DEPOSITS AND OTHER BORROWINGS

Total deposits have grown $13.97 million or 1.23% since year-end 2002. In terms of composition, noninterest-bearing deposits declined $2.56 million or 1.55% while interest-bearing deposits grew $16.53 million or 1.70 % from December 31, 2002.

Overall, FCBI's total borrowed funds decreased $10.2 million since year-end 2002. The decrease in borrowed funds is primarily attributed to the repayment of borrowings on a line of credit held by UFM with an outside party used to fund mortgages. The Company's borrowings at March 31, 2003 consisted of $100 million in convertible and callable advances and $10 million of noncallable term advances from the FHLB of Atlanta. For further discussion of FHLB borrowings, see Note 4 to the unaudited consolidated financial statements included in this report.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $154.7 million at March 31, 2003, increasing $2.2 million through earnings and comprehensive income (net of dividends of $2.6 million) over the $152.5 million, reported at December 31, 2002. The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2003, the Company's total risk adjusted capital-to-asset ratio was 13.88% versus 13.33% in December 31, 2002. The Company's leverage ratio at March 31, 2003 was 8.21% compared with 8.10% at December 31, 2002. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.

RECENT LEGISLATIVE DEVELOPMENTS

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

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($100.1 million), investment securities available for sale ($372.9 million) and Federal Home Loan Bank credit availability of approximately $346.8 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

At March 31, 2003, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans (including unused lines of credit) of $207.6 million. The loan commitments of $207.6 million include commitments extended by the Bank of $69.5 million and interest rate lock commitments of $138.1 million originated by UFM. UFM's commitments are presented prior to any assumed fallout; however, on an option adjusted basis after fallout, loans anticipated to close are $85.5 million. Certificates of deposit which are scheduled to mature within one year totaled $380.6 million at March 31, 2003, and borrowings that are scheduled to mature within the same period amounted to $8.3 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

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

The Company's risk profile continues to reflect a slightly asset sensitive position. The substantial level of prepayments and calls consistent with the declining rate environment that occurred in the prior year, as well as the success of deposit funding campaigns instituted in the prior year have led to an increase in the banks overall liquidity position as reflected in the level of cash reserves, due from balances and Fed Funds Sold of approximately $100.1 million. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment. In addition, the mortgage operations of UFM use investments commonly referred to as "forward" transactions or derivatives to balance the risk inherent in interest rate lock commitments (also deemed to be derivatives) made to prospective borrowers. The pipeline of loans is hedged to mitigate unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments derived from these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income.

As discussed under "Derivative Instruments and Hedging Activities" under Critical Accounting Policies, the Company's mortgage subsidiary held an investment in the underlying notional value of investments in securities ("forward commitments") of $80 million versus option adjusted interest rate lock commitments and closed loan inventory being hedged of $90.6 million. As of March 31, 2003, the change in the market value of investments in hedge securities reflected a decline in estimated fair value of $330,000 compared to year-end 2002. In addition, interest rate lock commitments also reflected a decline in value of $546,000 when compared to December 31, 2002. The value of interest rate lock commitments at March 31, 2003 represent an asset of $1.7 million while the securities used to hedge the underlying commitments represent a liability of $375,000. This hedging strategy is managed through a series of mathematical tools that are used to quantify the exposure to changes in interest rates.

The Company's earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2002.

PART I. ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On May 2, 2003, United First Mortgage ("UFM"), a wholly-owned mortgage banking subsidiary of First Community Bank, the Company's wholly-owned banking subsidiary, was joined as a party to a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania, styled John J. Lomanno v. Thomas Black, et. al..., Civil Action Number 02-CV-8669. This suit had been filed by a former UFM employee alleging, among other things, sexual discrimination in connection with his dismissal. The Company believes that the lawsuit, which seeks damages of $150,000 and punitive damages, is without merit, and intends to vigorously defend this matter.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5. Other Information

      Not Applicable

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

   EXHIBIT NO.                              EXHIBIT
   -----------    --------------------------------------------------------------

      2.1 Agreement and Plan of Merger dated as of January 27, 2003, and amended as of February 25, 2003, among First Community Bancshares, Inc., First Community Bank, National Association, and The CommonWealth Bank. (1)

      3(i) Articles of Incorporation of First Community Bancshares, Inc., as amended. (2)

      3(ii)       Bylaws of First Community Bancshares, Inc., as amended. (2)

      4.1         Specimen stock certificate of First Community Bancshares, Inc.
                  (7)

      10.1        First Community Bancshares, Inc. 1999 Stock Option Plan.
                  (2)(3)

      10.2 First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (4)

      10.3 Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2)(5)

      10.4        First Community Bancshares, Inc. 2000 Executive Retention
                  Plan. (3)

      10.5        First Community Bancshares, Inc. Split Dollar Plan and
                  Agreement. (3)

      10.6 First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

      10.7        First Community Bancshares, Inc. Wrap Plan. (7)

      11.0        Statement regarding computation of earnings per share. (6)

      15.0        Letter regarding unaudited interim financial information.

      99.1 Certification of Chief Executive and Chief Financial Officer Pursuant to 18 USC Section 1350

(1) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on January 28, 2003 and February 26, 2003.

(2) Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(3) Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999 filed on March 30, 2000 as amended April 13, 2000.

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

(6) Incorporated by reference from Footnote 9 of the Notes to Consolidated Financial Statements included herein.

(7) Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003 as amended on March 31, 2003.

(b)   Reports on Form 8-K

      A report on Form 8-K was filed on January 16, 2003 announcing the Company's acquisition of Stone Capital Management.

      A report on Form 8-K was filed on January 27, 2003 announcing the Company's fourth quarter 2002 earnings, depicting certain financial information as of December 31, 2002 and comparative income statements for the three and twelve-month periods ended December 31, 2002 and 2001, respectively.

      A report on Form 8-K was filed on January 28, 2003 announcing the entry into a merger agreement dated January 27, 2003 with The CommonWealth Bank.

      A report on Form 8-K was filed on February 26, 2003 announcing an amendment dated February 25, 2003 to the merger agreement with The CommonWealth Bank.

      A report on Form 8-K was filed on March 4, 2003 announcing an application to list on the NASDAQ national market.

      A report on Form 8-K was filed on March 28, 2003 announcing NASDAQ's approval for listing on the NASDAQ National Market System.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE:  May 15, 2003


/s/ John M. Mendez
------------------------------
John M. Mendez
President  & Chief Executive Officer
(Duly Authorized Officer)

DATE:  May 15, 2003


/s/ Robert L. Schumacher
------------------------------
Robert L. Schumacher
Chief Financial Officer
(Principal Accounting Officer)

                                 CERTIFICATIONS

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                        /s/ John M. Mendez
                                        ------------------------------------
                                        John M. Mendez
                                        President and Chief Executive Officer

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                      /s/Robert L. Schumacher
                                      -------------------------------
                                      Robert L. Schumacher
                                      Chief Financial Officer

Index to Exhibits

Exhibit No.

   15  Letter regarding unaudited interim financial information

 99.1  Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002