Form 10-Q
period 2003-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2003-08-14
CIK 859070

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



                 For the Quarterly Period Ended: June 30, 2003


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

                             Yes X            No
                                ---             ---


Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes X             No
                                ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at July 31, 2003
          -----                                 ---------------------------
          Common Stock, $1 Par Value            11,287,938

                        First Community Bancshares, Inc.

                                    FORM 10-Q

                       For the quarter ended June 30, 2003

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                   REFERENCE
                                                                                  ---------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2003 and
             December 31, 2002                                                        3
          Consolidated Statements of Income for the Three and Six
             Month Periods Ended June 30, 2003 and 2002                               4
          Consolidated Statements of Cash Flows for the
             Six Month Periods Ended June 30, 2003 and 2002                           5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Six Months Ended June 30, 2003 and 2002                   6
          Notes to Consolidated Financial Statements                               7-14
          Independent Accountants' Review Report                                     15

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            16-27

          Item 3.  Quantitative and Qualitative Disclosures about                    27
                   Market Risk

          Item 4.  Controls and Procedures                                           29

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 29

          Item 2.  Changes in Securities and Use of Proceeds                         29

          Item 3.  Defaults Upon Senior Securities                                   29

          Item 4.  Submission of Matters to a Vote of Security Holders               29

          Item 5.  Other Information                                                 30

          Item 6.  Exhibits and Reports on Form 8-K                                  30

SIGNATURES                                                                           33

PART I. ITEM 1.   FINANCIAL STATEMENTS


                      FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                 JUNE 30      December 31
                                                                                  2003           2002
ASSETS                                                                         (UNAUDITED)     (Note 1)
                                                                               -----------    -----------
CASH AND DUE FROM BANKS                                                        $    43,551    $    33,364
INTEREST-BEARING BALANCES WITH BANKS                                                25,795         88,064
FEDERAL FUNDS SOLD                                                                   7,353          3,157
                                                                               -----------    -----------
    TOTAL CASH AND CASH EQUIVALENTS                                                 76,699        124,585
SECURITIES AVAILABLE FOR SALE (AMORTIZED COST OF $405,630 AT
    JUNE 30, 2003; $289,616 AT DECEMBER 31, 2002)                                  419,815        300,885
SECURITIES HELD TO MATURITY (FAIR VALUE OF $42,604 AT
    JUNE 30, 2003; $43,342 AT DECEMBER 31, 2002)                                    39,745         41,014
LOANS HELD FOR SALE                                                                 46,743         66,364
LOANS HELD FOR INVESTEMENT, NET OF UNEARNED INCOME                               1,026,643        927,621
    LESS ALLOWANCE FOR LOAN LOSSES                                                  15,707         14,410
                                                                               -----------    -----------
NET LOANS HELD FOR INVESTMENT                                                    1,010,936        913,211
PREMISES AND EQUIPMENT                                                              29,449         25,078
OTHER REAL ESTATE OWNED                                                              2,787          2,855
INTEREST RECEIVABLE                                                                  8,381          7,897
OTHER ASSETS                                                                        22,966         15,391
GOODWILL                                                                            41,300         25,758
OTHER INTANGIBLE ASSETS                                                              1,491          1,325
                                                                               -----------    -----------
            TOTAL ASSETS                                                       $ 1,700,312    $ 1,524,363
                                                                               ===========    ===========

LIABILITIES
DEPOSITS:
    NONINTEREST-BEARING                                                        $   210,347    $   165,557
    INTEREST-BEARING                                                             1,046,374        974,170
                                                                               -----------    -----------
       TOTAL DEPOSITS                                                            1,256,721      1,139,727
INTEREST, TAXES AND OTHER LIABILITIES                                               21,686         15,940
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                      93,742         91,877
FHLB BORROWINGS AND OTHER INDEBTEDNESS                                             152,855        124,357
                                                                               -----------    -----------
            TOTAL LIABILITIES                                                    1,525,004      1,371,901
                                                                               -----------    -----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, PAR VALUE UNDESIGNATED; 1,000,000 SHARES AUTHORIZED;
       NO SHARES ISSUED AND OUTSTANDING IN 2003 AND 2002                                --             --
COMMON STOCK, $1 PAR VALUE; 15,000,000 SHARES AUTHORIZED ;
11,390,205 AND 10,952,385 ISSUED IN 2003 AND 2002, RESPECTIVELY; AND
       11,256,674 AND 10,877,330  OUTSTANDING IN 2003 AND 2002, RESPECTIVELY        11,390          9,957
ADDITIONAL PAID-IN CAPITAL                                                         108,286         58,642
RETAINED EARNINGS                                                                   51,149         79,084
TREASURY STOCK, AT COST                                                             (4,028)        (1,982)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                               8,511          6,761
                                                                               -----------    -----------
            TOTAL STOCKHOLDERS' EQUITY                                             175,308        152,462
                                                                               -----------    -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,700,312    $ 1,524,363
                                                                               ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   SIX MONTHS ENDED           THREE MONTHS ENDED
                                                             -------------------------   -------------------------
                                                               JUNE 30       June 30       JUNE 30      June 30
                                                                2003          2002          2003         2002
                                                             -----------   -----------   -----------   -----------
INTEREST INCOME:
INTEREST AND FEES ON LOANS HELD FOR INVESTMENT               $    33,874   $    36,049   $    16,982   $    18,013
INTEREST ON LOANS HELD FOR SALE                                    1,284         1,670           655           826
INTEREST ON SECURITIES-TAXABLE                                     6,532         6,999         3,387         3,621
INTEREST ON SECURITIES-NONTAXABLE                                  3,299         3,422         1,642         1,680
INTEREST ON FEDERAL FUNDS SOLD AND DEPOSITS IN BANKS                 362            82           147            39
                                                             -----------   -----------   -----------   -----------
              TOTAL INTEREST INCOME                               45,351        48,222        22,813        24,179
                                                             -----------   -----------   -----------   -----------

INTEREST EXPENSE:
INTEREST ON DEPOSITS                                              10,459        13,397         5,142         6,404
INTEREST ON SHORT-TERM BORROWINGS                                  3,827         4,880         1,934         2,451
INTEREST ON OTHER DEBT                                               298           300           150           152
                                                             -----------   -----------   -----------   -----------
              TOTAL INTEREST EXPENSE                              14,584        18,577         7,226         9,007
                                                             -----------   -----------   -----------   -----------
              NET INTEREST INCOME                                 30,767        29,645        15,587        15,172
PROVISION FOR LOAN LOSSES                                          1,897         1,959         1,308         1,022
                                                             -----------   -----------   -----------   -----------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN
                LOSSES                                            28,870        27,686        14,279        14,150
                                                             -----------   -----------   -----------   -----------

NONINTEREST INCOME:
FIDUCIARY INCOME                                                     981           844           565           501
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                3,807         3,269         1,986         1,806
OTHER SERVICE CHARGES, COMMISSIONS AND FEES                        1,069           681           556           355
MORTGAGE BANKING INCOME                                            6,414         5,356         3,450         2,107
OTHER OPERATING INCOME                                               541           482           244           186
GAIN ON SECURITIES                                                   153           186           133             9
                                                             -----------   -----------   -----------   -----------
              TOTAL NONINTEREST INCOME                            12,965        10,818         6,934         4,964
                                                             -----------   -----------   -----------   -----------

NONINTEREST EXPENSE:
SALARIES AND EMPLOYEE BENEFITS                                    12,772        11,549         6,439         5,746
OCCUPANCY EXPENSE OF BANK PREMISES                                 1,672         1,422           823           679
FURNITURE AND EQUIPMENT EXPENSE                                    1,050         1,065           520           562
CORE DEPOSIT AMORTIZATION                                            114           119            51            60
OTHER OPERATING EXPENSE                                            6,937         6,900         3,581         3,399
                                                             -----------   -----------   -----------   -----------
              TOTAL NONINTEREST EXPENSE                           22,545        21,055        11,414        10,446
                                                             -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                                        19,290        17,449         9,799         8,668
INCOME TAX EXPENSE                                                 5,575         5,094         2,832         2,630
                                                             -----------   -----------   -----------   -----------
              NET INCOME                                     $    13,715   $    12,355   $     6,967   $     6,038
                                                             ===========   ===========   ===========   ===========
BASIC AND DILUTED EARNINGS PER COMMON SHARE                  $      1.25   $      1.14   $      0.63   $      0.55
                                                             ===========   ===========   ===========   ===========
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                     10,937,927    10,933,145    10,969,748    10,939,674
                                                             ===========   ===========   ===========   ===========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                   11,021,010    10,984,274    11,084,847    10,993,193
                                                             ===========   ===========   ===========   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                        ----------------------
                                                                          2003          2002
                                                                        ---------    ---------
OPERATING ACTIVITIES:
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                              $  13,715    $  12,355
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                                              1,897        1,959
     DEPRECIATION OF PREMISES AND EQUIPMENT                                   897          785
     CORE DEPOSIT AMORTIZATION                                                114          119
     OTHER INTANGIBLE ACCRETION                                               (49)        (126)
     NET INVESTMENT AMORTIZATION AND ACCRETION                              1,199          764
     NET (GAIN) LOSS ON THE SALE OF ASSETS                                   (157)          33
     NET GAIN ON SALE OF LOANS                                             (7,206)      (4,127)
     MORTGAGE LOANS ORIGINATED FOR SALE                                  (448,982)    (301,189)
     PROCEEDS FROM SALE OF MORTGAGE LOANS                                 475,925      319,274
     (INCREASE) DECREASE IN INTEREST RECEIVABLE                              (484)         435
     INCREASE IN OTHER ASSETS                                              (5,035)      (1,856)
     INCREASE IN OTHER LIABILITIES                                          6,139        2,993
                                                                        ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  37,973       31,419
                                                                        ---------    ---------
INVESTING ACTIVITIES:
CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                        3,601       13,956
PROCEEDS FROM MATURITIES AND CALLS OF SECURITIES AVAILABLE FOR SALE        64,623       40,171
PROCEEDS FROM MATURITIES AND CALLS OF SECURITIES HELD TO MATURITY           1,265          568
PURCHASE OF SECURITIES AVAILABLE FOR SALE                                (183,887)     (32,523)
NET DECREASE (INCREASE) IN LOANS MADE TO CUSTOMERS                         20,712      (26,207)
PURCHASE OF PREMISES AND EQUIPMENT                                         (4,579)      (1,694)
SALE OF EQUIPMENT                                                              58           --
NET CASH PROVIDED BY ACQUISITIONS                                           1,339           --
                                                                        ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (96,868)      (5,729)
                                                                        ---------    ---------
FINANCING ACTIVITIES:
CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE IN DEMAND AND SAVINGS DEPOSITS                                12,188       24,966
NET DECREASE IN TIME DEPOSITS                                                (444)     (21,512)
NET INCREASE (DECREASE) IN FHLB AND OTHER INDEBTEDNESS                      7,559      (38,952)
REPAYMENT OF OTHER BORROWINGS                                                  (9)        (109)
ACQUISITION OF TREASURY STOCK                                              (3,062)      (1,224)
DIVIDENDS PAID                                                             (5,223)      (4,971)
                                                                        ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        11,009      (41,802)
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (47,886)     (16,112)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          124,585       47,815
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  76,699    $  31,703
                                                                        =========    =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION) (UNAUDITED)

                                                                                                 ACCUMULATED
                                                         ADDITIONAL                                 OTHER
                                               COMMON     PAID-IN     RETAINED   TREASURY       COMPREHENSIVE
                                               STOCK      CAPITAL     EARNINGS     STOCK        (LOSS) INCOME         TOTAL
                                              -------    ----------  ----------  ---------      -------------       ---------
BALANCE JANUARY 1, 2002                         9,955      60,189      62,566        (424)              755           133,041
                                                                                                   --------
COMPREHENSIVE INCOME:
NET INCOME                                         --          --      12,355          --                --            12,355
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     NET UNREALIZED GAINS ON SECURITIES
         AVAILABLE FOR SALE                        --          --          --          --             4,048             4,048
                                                                     --------                      --------          --------
         COMPREHENSIVE INCOME                      --          --      12,355          --             4,048            16,403
                                                                     --------                      --------          --------
COMMON DIVIDENDS DECLARED
   ($.45 PER SHARE)                                --          --      (4,971)         --                --            (4,971)
FRACTIONAL SHARE ADJUSTMENT FOR 10%
   STOCK DIVIDEND                                   2      (1,729)      1,725         (14)                                (16)
PURCHASE 42,844 TREASURY SHARES AT
   $28.52 PER SHARE                                --          --          --      (1,224)               --            (1,224)
ISSUANCE OF TREASURY SHARES TO ESOP                           140                     792                                 932
                                             --------    --------    --------    --------          --------          --------
BALANCE JUNE 30, 2002                           9,957      58,600      71,675        (870)            4,803           144,165
                                             ========    ========    ========    ========          ========          ========
BALANCE JANUARY 1, 2003                         9,957      58,642      79,084      (1,982)            6,761           152,462
                                                                                                   --------
COMPREHENSIVE INCOME:
NET INCOME                                         --          --      13,715          --                --            13,715
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     NET UNREALIZED GAINS ON SECURITIES
         AVAILABLE FOR SALE                        --          --          --          --             1,750             1,750
                                                                     --------                      --------          --------
         COMPREHENSIVE INCOME                      --          --      13,715          --             1,750            15,465
                                             --------    --------    --------    --------          --------          --------
COMMON DIVIDENDS DECLARED
   ($.47 PER SHARE)                                --          --      (5,223)         --                --            (5,223)
PURCHASE 100,000 TREASURY SHARES AT
   $30.62 PER SHARE                                --          --          --      (3,062)               --            (3,062)
ACQUISITION OF STONE CAPITAL MANAGEMENT-
   8,409 SHARES ISSUED (SEE NOTE 3)                 8         236                                                         244
OPTION EXERCISE 11,600 SHARES AT $28.92                       (58)                    336                                 278
ACQUISITION OF COMMONWEALTH BANK-
   389,609 SHARES ISSUED                          390      14,031                                                      14,421
EFFECT OF 10% STOCK DIVIDEND                    1,035      35,392     (36,427)                                             --
ISSUANCE OF TREASURY SHARES TO ESOP                            43                     680                                 723
                                             --------    --------    --------    --------          --------          --------
BALANCE JUNE 30, 2003                          11,390     108,286      51,149      (4,028)            8,511           175,308
                                             ========    ========    ========    ========          ========          ========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of June 30, 2003, the unaudited consolidated statements of income for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows and changes in stockholders' equity for the six months ended June 30, 2003 and 2002 have been prepared by the management of First Community Bancshares, Inc. ("FCBI" or the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at June 30, 2003 and its results of operations, cash flows, and changes in stockholders' equity for the three and six months ended June 30, 2003 and 2002 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in the Company's 2002 Annual Report to Stockholders. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report of FCBI.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICY UPDATE FOR CERTAIN REQUIRED DISCLOSURES

The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") 25. Because the exercise price of the Company's employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, ("in the money"), there is an economic incentive for the shares to be exercised and an increase in the dilutive effect on earnings per share results.

In December 2002, the FASB issued Financial Accounting Standards ("FAS") 148, "Accounting for Stock-Based Compensation." This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three and six month periods ended June 30, 2003 and 2002 would have been estimated as follows:

                                                       SIX MONTHS       SIX MONTHS      THREE MONTHS   THREE MONTHS
                                                         ENDED            ENDED             ENDED           ENDED
                                                        JUNE 30          JUNE 30           JUNE 30         JUNE 30
                                                          2003             2002             2003             2002
                                                      ------------     ------------     ------------   ------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income as reported                                 $   13,715       $   12,355       $   6,967       $   6,038
Less:  Total stock-based employee
            compensation expense determined
            under fair value based method for all
            awards, net of related tax effects                (78)            (109)            (39)            (27)
                                                       ----------       ----------       ---------       ---------
                                                       $   13,637       $   12,246       $   6,928       $   6,011
                                                       ==========       ==========       =========       =========

Earnings per share:
Basic as reported                                      $     1.25       $     1.14       $    0.63       $    0.55
Basic pro forma                                        $     1.24       $     1.12       $    0.62       $    0.54

Diluted as reported                                    $     1.25       $     1.14       $    0.63       $    0.55
Diluted pro forma                                      $     1.24       $     1.12       $    0.62       $    0.54



NOTE 2.  RECLASSIFICATIONS

Certain amounts reflected in the December 31, 2002 balance sheet have been reclassified to conform to the balance sheet presentation used in preparation of the June 30, 2003 financial statements that are included in this periodic report on Form 10-Q.

NOTE 3.   STOCK DIVIDEND

On June 17, 2003, the Company's Board of Directors declared a 10% stock dividend to shareholders of record August 1, 2003, to be distributed on or about August 15, 2003. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to reflect the impact of the stock dividend. Fractional share adjustments will be reflected in the third quarter of 2003 subsequent to the final share distribution.


NOTE 4.   MERGERS AND ACQUISITIONS

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

In January 2003, the Bank acquired Stone Capital Management, Inc. ("Stone Capital"), with an office in Beckley, West Virginia. This acquisition expanded the Bank's operations into wealth management, asset allocation, financial planning and investment advice. At December 31, 2002, Stone Capital had total assets under management of $94 million and operates under its name in conjunction with First Community's Trust and Financial Services Division. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock which represents 50% of the total consideration. The balance of the consideration is payable in the form of Company stock subject to revenue minimums outlined in the acquisition agreement.

On June 6, 2003, the Company acquired The CommonWealth Bank, a
Virginia-chartered commercial bank ("CommonWealth"). CommonWealth's four branch facilities located in the Richmond, Virginia metro area were simultaneously merged with and into the Bank.

The completion of this transaction resulted in the addition of $136.5 million in assets, including $120.0 million in loans and added an additional $105.0 million in deposits to the Bank. As a result of a preliminary allocation, $15.2 million excess of purchase price over the fair market value of the net assets acquired and identified intangibles was recorded as goodwill.

NOTE 5.   BORROWINGS

Federal Home Loan Bank ("FHLB") borrowings and other indebtedness are comprised of $136.3 million in convertible and callable advances and $16.3 million of noncallable term advances from the FHLB of Atlanta.

The callable advances may be called (redeemed) at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance.

The following schedule details the outstanding advances, rates and corresponding final maturities at June 30, 2003.

                                                                                NEXT CALL
                                           ADVANCE         RATE     MATURITY      DATE
                                    ----------------    ---------   --------    ---------
                                                   (AMOUNTS IN THOUSANDS)
Callable advances:
                                              $5,000       1.10%    03/10/06    03/10/04
                                              25,000       0.61%    06/30/06    06/30/04
                                               1,250       4.14%    05/02/07    05/02/05
                                               5,000       1.41%    09/27/07    09/29/03
                                              25,000       5.71%    03/17/10    09/17/03
                                              25,000       6.11%    05/05/10    08/05/03
                                              25,000       6.02%    05/05/10    08/05/03
                                              25,000       5.47%    10/04/10    10/06/03
                                    -----------------
                                            $136,250
                                    =================

Noncallable advances:                         $8,000       5.95%    09/02/03         N/A
                                                 900       4.55%    11/23/05         N/A
                                                 385       5.01%    12/11/06         N/A
                                               5,000       1.30%    01/30/07         N/A
                                               2,000       6.27%    09/02/08         N/A
                                    -----------------
                                             $16,285
                                    =================


NOTE 6.  COMMITMENTS AND CONTINGENCIES


In the normal course of business, the Company is a defendant in various legal actions and asserted claims, most of which involve lending and collection activities. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions, singly or in the aggregate, should not have a material adverse affect on the financial position of the Company.

The Company conducts mortgage banking operations through United First Mortgage ("UFM"), a wholly-owned subsidiary of the Bank. The majority of loans originated by UFM are sold to larger national investors on a service released basis. Loans are sold under loan sales agreements which contain various repurchase provisions. These repurchase provisions give rise to a contingent liability for loans which could subsequently be submitted to UFM for repurchase. The principal events which could result in a repurchase obligation are i.) the discovery of fraud or material inaccuracies in a sold loan file and ii.) a default on the first payment due after a loan is sold to the investor, coupled with a ninety day delinquency in the first year of the life of the loan. Other events and variations of these events could result in a loan repurchase under terms of other loan sales agreements. The volume of contingent loan repurchases, if any, is dependent on the quality of loan underwriting and systems employed by UFM for quality control in the production of mortgage loans. UFM may remarket these loans to alternate investors after repurchase and cure of the borrowers' defects. To date, loans submitted for repurchase have not been material and have not had a material adverse effect on the results of operations, financial position or liquidity of UFM or the Company.

UFM also originates government guaranteed FHA and VA loans that are also sold to third party investors. The Department of Housing and Urban Development ("HUD") periodically audits loan files of government guaranteed loans and may require UFM to execute indemnification agreements on loans which do not meet certain predefined underwriting guidelines or may require the repurchase of the underlying loan. To date, the number of required indemnification agreements, or loan repurchases have not been material and no subsequent losses have been incurred. UFM has been required to execute only three such indemnification agreements covering defaults which may occur on indemnified loans over the five-year period following the indemnification. No losses have occurred under such agreements. As a result of an apparent borrower misrepresentation that disqualified a borrower from the program, UFM was required to repurchase one Virginia Housing Development loan. This loan was remarketed to an alternate investor. Loan indemnifications and repurchases under the FHA and VA and VHDA loan programs have not had a material adverse effect on the financial position, results of operations or cash flows of UFM or the Company.


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

Standby letters of credit and written financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding.

Financial instruments whose contract amounts represent credit risk at June 30, 2003 are commitments to extend credit (including availability of lines of credit) of $91.4 million and standby letters of credit and financial guarantees written of $8.2 million. In addition, at June 30, 2003, UFM had commitments to originate loans of $179.9 million.

On May 2, 2003, United First Mortgage ("UFM"), a wholly-owned mortgage banking subsidiary of First Community Bank, the Company's wholly-owned banking subsidiary, was joined as a party to a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania, styled John J. Lomanno v Thomas Black, et. al., Civil Action Number 02-CV-8669. This suit had been filed by a former UFM employee alleging, among other things, sexual discrimination in connection with his dismissal. The Company and counsel believe that the lawsuit, which seeks damages of $150,000 and punitive damages, is without merit, and intends to vigorously defend this matter.

NOTE 7.  OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which is comprised of unrealized gains and losses on securities available for sale detailed as follows:

                                                        SIX MONTHS ENDED           THREE MONTHS ENDED
                                                     ----------------------      ----------------------
                                                     JUNE 30        JUNE 30      JUNE 30       JUNE 30
                                                       2003           2002        2003          2002
                                                     -------       --------      -------       --------
                                                     (AMOUNTS IN THOUSANDS)      (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Unrealized gains arising during the period           $ 3,059       $ 6,943       $ 4,257       $ 8,630
Related taxes                                         (1,224)       (2,783)       (1,702)       (3,452)
                                                     -------       -------       -------       -------
Unrealized gains arising during the period,
  net of tax                                           1,835         4,160         2,555         5,178
Reclassification adjustment for gains realized
  in net income                                         (143)         (186)         (133)           (9)
Tax expense of reclassification                           58            74            53             3
                                                     -------       -------       -------       -------
Other comprehensive gain                               1,750         4,048         2,475         5,172
Beginning accumulated other comprehensive
  gain (loss)                                          6,761           755         6,036          (369)
                                                     -------       -------       -------       -------
Ending accumulated other comprehensive income        $ 8,511       $ 4,803       $ 8,511       $ 4,803
                                                     =======       =======       =======       =======


NOTE 8.  SEGMENT INFORMATION

The Company operates two business segments: community banking and mortgage banking. These segments are primarily identified by their products and services and the channels through which they are offered. The community banking segment consists of the Company's full-service bank that offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage offices that originate, acquire, and sell residential mortgage products into the secondary market through national investors.

Information for each of the segments is presented below.

                                                                 SIX MONTHS ENDED JUNE 30, 2003
                                         ----------------------------------------------------------------------------
                                                                    (AMOUNTS IN THOUSANDS)
                                         COMMUNITY        MORTGAGE
                                          BANKING          BANKING         PARENT        ELIMINATIONS         TOTAL
                                         ----------      ----------      ----------      ------------      ----------
NET INTEREST INCOME                      $   30,487      $      191      $      112       $      (23)      $   30,767
PROVISION FOR LOAN LOSSES                     1,897              --              --               --            1,897
                                         ----------      ----------      ----------       ----------       ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                            28,590             191             112              (23)          28,870
OTHER INCOME                                  6,743           6,414              (4)            (188)          12,965
OTHER EXPENSES                               17,408           5,047             301             (211)          22,545
                                         ----------      ----------      ----------       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES            17,925           1,558            (193)              --           19,290
INCOME TAX EXPENSE (BENEFIT)                  5,134             606            (165)              --            5,575
                                         ----------      ----------      ----------       ----------       ----------
NET INCOME (LOSS)                        $   12,791      $      952      $      (28)      $       --       $   13,715
                                         ==========      ==========      ==========       ==========       ==========

AVERAGE ASSETS                           $1,687,141      $   54,844      $  157,766       $ (357,622)      $1,542,129
                                         ==========      ==========      ==========       ==========       ==========

TOTAL ASSETS                             $1,695,614      $   52,438      $  176,031       $ (223,771)      $1,700,312
                                         ==========      ==========      ==========       ==========       ==========


                                                                Six Months Ended June 30, 2002
                                         ----------------------------------------------------------------------------
                                                                  (Amounts in Thousands)
                                         Community        Mortgage
                                           Banking        Banking          Parent        Eliminations         Total
                                         ----------      ----------      ----------      ------------      ----------
Net interest income                      $   28,980      $      500      $      125       $       40       $   29,645
Provision for loan losses                     1,959              --              --               --            1,959
                                         ----------      ----------      ----------       ----------       ----------
Net interest income after provision
  for loan losses                            27,021             500             125               40           27,686
Other income                                  5,237           5,353             391             (163)          10,818
Other expenses                               16,223           4,551             404             (123)          21,055
                                         ----------      ----------      ----------       ----------       ----------
Income  before income taxes                  16,035           1,302             112               --           17,449
Income tax expense (benefit)                  4,654             506             (66)              --            5,094
                                         ----------      ----------      ----------       ----------       ----------
Net income                               $   11,381      $      796      $      178       $       --       $   12,355
                                         ==========      ==========      ==========       ==========       ==========

Average assets                           $1,456,184      $   54,375      $  138,003       $ (188,370)      $1,460,192
                                         ==========      ==========      ==========       ==========       ==========

Total assets                             $1,447,883      $   56,334      $  144,863       $ (193,746)      $1,455,334
                                         ==========      ==========      ==========       ==========       ==========

NOTE 9.  RECENT ACCOUNTING DEVELOPMENTS

FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") STATEMENTS

FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs.


The Statement is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). Management does not expect this Statement to have a material impact on the Company's results of operations, financial position, or liquidity.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149 amends Statement 133 as a result of:

     o Decisions previously made as part of the Derivatives Implementation Group (DIG) process,

     o Changes made in connection with other Board projects dealing with financial instruments, and

     o Deliberations in connection with issues raised in relation to the application of the definition of a derivative.


The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that merely represent the codification of previous Derivatives Implementation Group decisions, are already effective and should continue to be applied in accordance with their prior respective effective dates. Management does not expect this Statement to have a material adverse impact on the Company's results of operations, financial position, or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected economic losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance for variable interest entities created after January 31, 2003, and to variable interest entities in which a company obtained an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003.
With respect to interests held by the Company that may be subject to FIN 46, including low income housing investments, the Company is in the process of determining if it is the primary beneficiary of the variable interest entities. The Company's maximum estimated exposure to these low income housing partnerships is approximately $4.1 million or a combination of the unamortized basis in these entities, or $1.9 million, combined with the maximum potential tax credit recapture from the underlying partnerships of $2.2 million. In addition, the Company does not have any obligation to advance any additional funds or to fund any loan commitment to these partnerships.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies", relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance rather than price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 did not have a material impact on results of operations, financial position, or liquidity in the first six months of 2003.

In October 2002, the FASB issued FAS No. 147, "Acquisitions of Certain Financial Institutions." This Standard, which became effective upon issuance, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions, and required companies to cease amortization of goodwill related to certain branch acquisitions. In addition, the Statement amended FASB Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The impact of Statement 147 caused the Company to cease amortization of this component of goodwill effective October 1, 2002, retroactive to January 1, 2002 and accordingly, restate the presentation for the first nine months of 2002 in its 2002 annual report to shareholders.

NOTE 10.  EARNINGS PER SHARE


The following schedule details earnings and shares used in computing basic and diluted earnings per share for the six and three months ended June 30, 2003 and 2002.


                                                    FOR THE SIX MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                 ------------------------------    ------------------------------
                                                 JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                                 -------------    -------------    -------------    -------------
Basic:
Net income (in thousands)                         $    13,715      $    12,355      $     6,967      $     6,038
Weighted average shares outstanding                10,937,927       10,933,145       10,969,748       10,939,674
Earnings per share                                $      1.25      $      1.14      $      0.63      $      0.55

Diluted:
Net income (in thousands)                         $    13,715      $    12,355      $     6,967      $     6,038
Weighted average shares outstanding                10,937,927       10,933,145       10,969,748       10,939,674
Dilutive shares for stock options                      78,959           51,129          110,602           53,519
Contingently issuable shares for acquisition            4,124               --            4,497               --
Weighted average dilutive shares outstanding       11,021,010       10,984,274       11,084,847       10,993,193
Earnings per share-dilutive                       $      1.25      $      1.14      $      0.63      $      0.55


NOTE 11.   PROVISION AND ALLOWANCE FOR LOAN LOSSES

The Company's lending strategy stresses quality growth diversified by product, geography, and industry. All loans made by the Company are subject to common credit standards and a uniform underwriting system. Loans are also subject to an annual review process which varies based on the loan size and type. The Company utilizes this ongoing review process to evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the loan loss allowance. The total loan loss allowance is divided into the following categories: i) specifically identified losses on loan relationships which are on non-accrual status, ninety days past due or more and loans with elements of credit weakness, and ii) formula allowances and special allocations addressing other qualitative factors including industry concentrations, economic conditions, staffing and other conditions.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of June 30, 2003, and the related consolidated statements of income for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows and changes in stockholders' equity for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


August 6, 2003

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

The Company is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.7 billion at June 30, 2003. FCBI through the Bank provides financial, mortgage brokerage and origination and trust and investment advisory services to individuals and commercial customers through 47 full-service banking locations in West Virginia, Virginia and North Carolina as well as 11 mortgage brokerage facilities operated by UFM, a wholly owned subsidiary of the Bank. The Bank also operates Stone Capital, an investment advisory firm with offices in Beckley, West Virginia.


FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral "forward-looking statements", including statements contained in its filings with the Securities and Exchange Commission ("SEC") (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

First Community's accounting policies are fundamental to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of First Community's more subjective and complex "critical accounting policies." In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in management's discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of loans held for sale and the valuation of derivative instruments utilized in mortgage banking and hedging activity to be the accounting areas that require the most subjective or complex judgments.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management's evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographic areas in which First Community conducts business.

As more fully described in Note 10 to the Notes to the Consolidated Financial Statements and in the discussion included in the Allowance for Loan Losses section of Management's Discussion and Analysis, the Company determines the allowance for loan losses by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management's judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by the Company's credit administration department to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

This risk management evaluation is applied at both the portfolio level and the individual loan level for commercial loans and credit relationships while the level of consumer and residential mortgage loan allowance is determined primarily on a total portfolio level based on a review of historical loss percentages and other qualitative factors including concentrations, industry specific factors and economic conditions. The commercial and commercial real estate portfolios require more specific analysis of individually significant loans and the borrower's underlying cash flow, business conditions, capacity for debt repayment and the valuation of secondary sources of payment (collateral). This analysis may result in specifically identified weaknesses and corresponding specific impairment allowances.

The use of various estimates and judgments in the Company's ongoing evaluation of the required level of allowance can significantly impact the Company's results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management's current view of portfolio and economic conditions and the application of revised estimates and assumptions.

LOANS HELD FOR SALE, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: UFM provides a distribution outlet for the sale of loans produced by UFM's wholesale and retail operations. It originates residential mortgage loans through its production offices located in Eastern Virginia and sells the majority of its loans through pooled commitments to national investors on a servicing released basis. In addition, UFM acquires loans from a network of wholesale brokers for subsequent resale to these national investors as well. UFM originates all loans with the positive intent to sell. Loans held for sale are stated at the lower of cost or market ("LOCOM"). The LOCOM analysis on pools of homogeneous loans is applied on a net aggregate basis. Interest income with respect to loans held for sale is accrued on the principal amount outstanding. LOCOM valuation techniques applicable to loans held for sale are based on estimated market price indications for similar loans. Pricing estimates are established by participating mortgage purchasers and prevailing economic conditions. The majority of the loans held for sale have established market pricing indications. The loans held for sale portfolio at June 30, 2003 was $46.7 million compared to $66.4 million at December 31, 2002.

Risks associated with this lending function include interest rate risk, which is mitigated through the utilization of financial instruments (commonly referred to as derivatives) to assist in offsetting the effect of changing interest rates. The Company accounts for these instruments in accordance with FASB Statement No. 133, as amended "Accounting for Derivative Instruments and Hedging Activity." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. UFM uses forward mortgage contracts (short position sales and options) to manage interest rate risk in the pipeline of loans and interest rate lock commitments ("RLCs") from the point of the loan commitment to the subsequent delivery to outside investors. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments and options are placed with counter-parties to substantially lock the expected margin on the sale of the loan. The options and forward commitments to sell securities are considered to be derivatives and, as such, are recorded on the Consolidated Balance Sheets at fair value and the changes in fair value are reflected in the Consolidated Statements of Income.

The RLCs (representing forward commitments to fund loans which will be held for sale) are also considered derivatives and are valued at estimated fair market value based on prevailing interest rates, expected servicing release premiums and the assumed probability of closing (pull-through). The assumption of a given pull-through percentage also enters into the determination of the volume of derivative contracts. Pull-through assumptions are continually monitored for changes in the interest rate environment and characteristics of the pool of RLCs. Differences between pull-through assumptions and actual pull-through could result in a mismatch in the volume of security contracts corresponding to RLCs and lead to volatility in margins on the loan products ultimately delivered.

At June 30, 2003, the Company's mortgage subsidiary held an investment in forward mortgage contracts with a notional value of $106.0 million and mortgage-backed security put options totaling $23.0 million. These instruments are collectively referred to as hedging instruments or securities. These contracts hedge interest rate risk associated with RLCs and closed loans not allocated to a forward commitment of $110.9 million. At June 30, 2003, the fair value of the securities was an asset of $529,000, which represents a $1.2 million increase from the fair value at December 31, 2002. In addition, the fair value of the RLCs at June 30, 2003 was an asset of $1.6 million, which represents a $655,000 decline from the fair value at December 31, 2002. The market valuation of RLCs at June 30, 2003 assumes 61.3% RLC pull- through. If actual pull-through in succeeding months proves to be more or less than 61.3%, the full market value of RLCs may or may not be realized and/or the valuation of RLCs may change. The valuation of RLCs is considered critical because of the impact of borrower behavior and the impact that this behavior pattern will have on the pull- through ratio during times of significant rate volatility. Customer behavior is modeled by a mathematical tool based upon historical pull-through experience; however, substantial volatility can be experienced, as has been the case over the last eighteen months, as a result of the general movement in mortgage rates. As a result daily pull-through varied significantly over this time period. Customer behavior is difficult to model. However, the mathematical tool utilized by UFM implies volatility gained from market data in order to attempt to anticipate borrower reaction to market and rate movements.

For the six months ended June 30, 2003, the Company incurred $3.3 million in the cost of forward mortgage derivative contracts to originate and sell $469.0 million in loans compared to the first six months of the prior year in which $316.3 million in loans were originated for sale with underlying forward mortgage contracts that cost $831,000. The lower cost of forward mortgage contracts in the prior year is reflective of the volatility of the pricing of these types of contracts during times of significant interest rate volatility. Although the pricing of the contracts was favorable to the Company in the prior year, UFM's pricing on loans sold was substantially less as a result of the market pricing dynamics. The significant increase in hedging cost demonstrates the potential volatility to earnings and the sensitivity to pull-through assumptions. The cost of these derivative contracts along with RLC mark to market is netted within mortgage revenues in the consolidated statements of income to arrive at the net revenues associated with the origination, holding and sale of mortgage loans.


RECENT ACQUISITIONS AND BRANCHING ACTIVITY

On June 6, 2003, the Company acquired The CommonWealth Bank, a Virginia-chartered commercial bank ("CommonWealth Bank") for total consideration of approximately $23.2 million. The merger was accomplished through the exchange of .9015 shares of First Community Bancshares' common stock valued at $30.50, cash, or a combination of First Community stock and cash equivalent to $30.50 for each share of CommonWealth Bank common stock issued and outstanding immediately prior to the merger, plus cash in lieu of any fractional share interest, subject to the election and allocation procedures set forth in the merger agreement intended to ensure that not more than 60% of the value of consideration would be in the form of Company common stock with the remainder in the form of cash. At acquisition, CommonWealth Bank had total assets of $136.5 million, net loans of $120.0 million and total deposits of $105.0 million.

In the second quarter of 2003, the Company opened two DeNovo branches in Winston-Salem, North Carolina. In addition, a third DeNovo facility will be opened in the third quarter of 2003. It is anticipated that these branches will not be profitable until market development has proven successful and adequate loan balances and corresponding loan revenue are established to support the added facilities, infrastructure and other operating costs of these branches.


RESULTS OF OPERATIONS


GENERAL

For the first six months ("year-to-date") of 2003, net income totaled $13.7 million, which was $1.3 million, or 11.01% higher than net income of $12.4 reported for the corresponding period in 2002. The 2003 year to date net income resulted in basic and diluted earnings per share of $1.25 versus $1.14 in 2002, a 9.65% increase. Year-to-date increases of $1.1 million in both net interest income and mortgage banking income were largely responsible for the 2003 increase in net income; however, these increases were partially offset by a year-to-date $1.2 million increase in salaries and benefits when compared to the same period of 2002.

For the three months ended ("second quarter") June 30, 2003, net income totaled $7.0 million, which was $929,000, or 15.4% higher than net income of $6.0 million reported for the corresponding period in 2002. Net income for the second quarter of 2003 resulted in basic and diluted earnings per share of $0.63 versus $0.55 basic and diluted earnings per share reported in the second quarter of 2002, a 14.6% increase. As mentioned in the year-to-date discussion, the most significant factors contributing to this increase were a $415,000 increase in net interest income and a $1.3 million increase in mortgage banking income. Partially offsetting these increases were current increases of $286,000 in the provision for loan losses and $693,000 in salaries and benefits.


NET INTEREST INCOME YEAR-TO-DATE COMPARISON (SEE TABLE I)

Net interest income, the largest contributor to earnings, was $30.8 million for the six months ended June 30, 2003 compared to $29.6 million for the corresponding period in 2002. For purposes of this discussion, comparison of net interest income is done on a tax equivalent basis which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. As indicated in Table I, tax equivalent net interest income totaled $32.6 million for the six months ended June 30, 2003, an increase of $1.0 million from the $31.6 million reported in the first six months of 2002. This $1.0 million increase was based on a $1.4 million increase due to volume changes as earning assets were added to the portfolio at declining replacement rates, which was partially offset by a $340,000 reduction due to rate changes on the underlying assets as asset yields fell in the declining rate environment. Management was able to help counter the effect of the declining asset yield through aggressive management of deposit rates offered. Average earning assets increased $77.9 million while interest-bearing liabilities increased $53.6 million. The yield on earning assets decreased 82 basis points between 2002 and 2003, but was offset by an 82 basis point decline in the cost of funds leaving the net interest rate spread (the spread between interest earning assets and interest bearing liabilities) at June 30, 2003 unchanged at 4.21% from the comparable period last year. However, the Company's tax equivalent net interest margin of 4.59% for the six months ended June 30, 2003 decreased 11 basis points from 4.70% in 2002.

As indicated in Table I, the overall tax equivalent yield on average earning assets decreased 82 basis points from 7.47% at June 30, 2002 to 6.65% for the six months ended June 30, 2003. The largest contributor to this decrease, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 51 basis points from the prior year to 7.45%, as loans repriced downward in response to the declining rate environment while the average balance increased $3.6 million. The decline in asset yield is attributable to the current interest rate environment which creates refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, asset yields have declined in response to rate cuts and drops in the prime loan rate which began in 2001, continued in 2002 and remain at lows not seen in over 40 years.

The balance of average loans held for sale decreased only slightly, by $170,000 while the yield decreased 157 basis points to 5.31%. The yield on loans held for sale is much more sensitive to interest rate change since these loans are only held for 30 to 60 days and are replenished with new loan volume at the then prevailing rates.

During the six months ended June 30, 2003, the taxable equivalent yield on securities available for sale decreased 90 basis points to 5.16% while the average balance increased by $38.9 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as the refinancing opportunity presents itself. Although the total portfolio grew by $118.9 million in comparison to the prior year, the relative rate on securities acquired since June 30, 2002 has declined substantially. Both the average balance and tax equivalent yield on investment securities held to maturity remained relatively stable with a decrease in yield of only 7 basis points to 8.09% and a $70,000 decrease in average balance from the first six months of 2002.

Compared to the first six months of 2002, average interest-bearing balances with banks increased $35.4 million while the yield decreased 8 basis points. This average balance increase was largely the result of funds received from new deposit growth in existing markets and deposits obtained in the acquisition of Greenville in the fourth quarter of 2002.

The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities decreased by 82 basis points from 3.26% for the six months ended June 30, 2002 to 2.44% for the same period of 2003 while the average volume increased $53.6 million. Active deposit liability pricing management is performed weekly.

Average FHLB borrowings decreased by $30.8 million when comparing the six months ended June 30, 2003 to the corresponding period of the prior year as a result of maturities of $25 million in June 2002 and $10 million in December 2002 while the average rate paid decreased 17 basis points to 5.79% in 2003 versus 5.96% in 2002. The average balance and rate paid on other borrowings remained virtually the same in 2003 compared to 2002.

In addition, the average balances of interest-bearing demand and savings deposits increased $21.4 and $22.2 million, respectively, during the six months ended June 30, 2003 while the corresponding average rate paid on these deposit categories declined 36 and 48 basis points, respectively. Average time deposits increased $27.8 million while the average rate paid decreased 97 basis points from 4.02% in 2002 to 3.05% in 2003. Likewise, average Fed Funds and repurchase agreements increased $13.0 million while the average rate decreased 43 basis points. The level of average noninterest-bearing demand deposits increased $8.5 million to $164.3 million at June 30, 2003 compared to the corresponding period of the prior year. Approximately $24.4 million and $8.8 million of the $71.4 million increase in average interest-bearing deposit growth is attributable to the acquisitions of Greenville in the fourth quarter of 2002 and CommonWealth in June 2003, respectively.


NET INTEREST INCOME -QUARTERLY COMPARISON (SEE TABLE II)

Net interest income for the quarter ended June 30, 2003 was $15.6 million compared to $15.2 million for the same period in 2002, an increase of $415,000. Likewise, tax equivalent net interest income increased $381,000 from $16.1 million at June 30, 2002, to $16.5 million at June 30, 2003 (refer to Table II). A 76 basis point decrease in rate paid on interest-bearing liabilities largely offset an 88 basis point decline in the average rate earned on interest-earning assets, leaving a decrease in the net interest margin of 22 basis points to 4.55% for the quarter ended June 30, 2003. While the net interest margin decreased, average earning assets increased $98.5 million in the second quarter of 2003 compared to the second quarter of 2002 resulting in the improvements in net interest income. Increases in average earning assets included increases in average securities available for sale of $63.4 million and average loans held for investment of $14.2 million.

As previously mentioned, the impact of the declining interest rate environment continued to reduce asset yields as assets repriced into lower interest rate products and as securities were replaced with lower yielding instruments reflecting the lower rate environment. This refinancing/repricing scenario is reflected in all categories of interest earning assets. Management continues to focus on margin enhancement by funding the balance sheet growth with lower priced deposits and borrowings without significantly extending balance sheet duration (the weighted average maturity) in anticipation of future rate increases. In the second quarter of 2003, average interest-bearing deposits with banks increased $22.6 million and Fed Funds Sold increased $666,000, while average loans held for sale decreased $1.2 million when compared to the second quarter of the prior year.

Similar to the decline in asset yields created by the current interest rate cycle, deposit and borrowing costs also have been adjusted where possible to obtain this benefit on the liability side of the balance sheet. As previously mentioned, management continues to strive for lower cost funding in light of current asset yields. Management meets weekly to monitor the overall performance of assets and interest-bearing liabilities through the Company's product management group. Total interest-bearing liabilities increased $69.1 million with average interest-bearing deposits increasing $81.5 million. The average rate paid on paying liabilities and deposits dropped 76 and 72 basis points, respectively. For the same periods, average Fed Funds purchased and repurchase agreements increased $14.2 million with the average rate decreasing 51 basis points.

TABLE I           AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                       SIX MONTHS ENDED                           SIX MONTHS ENDED
                                                        JUNE 30, 2003                               JUNE 30, 2002
                                         -------------------------------------------   --------------------------------------
                                            AVERAGE      INTEREST        YIELD/RATE     AVERAGE       INTEREST     YIELD/RATE
                                            BALANCE        (1)               (1)        BALANCE         (1)            (1)
                                         ------------    -----------     -----------   -----------   -----------   ----------
Earning Assets:
Loans (2):
Held for Sale                            $    48,771     $     1,284           5.31%   $    48,941   $     1,670        6.88%
Held for Investment:
  Taxable                                    913,480          33,731           7.45%       909,227        35,875        7.96%
  Tax-Exempt                                   5,759             219           7.68%         6,452           268        8.38%
                                         -----------     -----------                   -----------   -----------
     Total                                   919,239          33,950           7.45%       915,679        36,143        7.96%
Allowance for Loan Losses                    (14,163)                                      (14,448)
                                         -----------     -----------                   -----------   -----------
  Net Total                                  905,076          33,950                       901,231        36,143
Securities Available for  Sale:
  Taxable                                    296,387           6,514           4.43%       257,761         6,928        5.42%
  Tax-Exempt                                  94,480           3,482           7.43%        94,219         3,654        7.82%
                                         -----------     -----------                   -----------   -----------
  Total                                      390,867           9,996           5.16%       351,980        10,582        6.06%
Securities Held to Maturity:
  Taxable                                        626              18           5.80%         1,992            71        7.19%
  Tax-Exempt                                  39,567           1,594           8.12%        39,563         1,611        8.21%
                                         -----------     -----------                   -----------   -----------
  Total                                       40,193           1,612           8.09%        41,555         1,682        8.16%
Interest Bearing Deposits                     45,377             354           1.57%        10,025            82        1.65%
Fed Funds Sold                                 1,376               8           1.17%            --            --          --
                                         -----------     -----------                   -----------   -----------
  Total Earning Assets                     1,431,660     $    47,204           6.65%     1,353,732   $    50,159        7.47%
Other Assets                                 110,469                                       106,460
                                         -----------                                   -----------
  Total                                  $ 1,542,129                                   $ 1,460,192
                                         ===========                                   ===========
Interest-Bearing  Liabilities:
Demand Deposits                          $   210,077             732           0.70%   $   188,700           992        1.06%
Savings Deposits                             182,515             611           0.68%       160,282           923        1.16%
Time Deposits                                603,163           9,116           3.05%       575,339        11,482        4.02%
                                         -----------     -----------                   -----------   -----------
  Total Deposits                             995,755          10,459           2.12%       924,321        13,397        2.92%
Fed Funds Purchased & Repurchase
  Agreements                                  94,964             876           1.86%        81,939           929        2.29%
FHLB Convertible and Callable Advances       102,834           2,951           5.79%       133,619         3,949        5.96%
Other Borrowings                              10,045             298           5.98%        10,108           300        5.99%
                                         -----------     -----------                   -----------   -----------
  Total Interest-bearing liabilities       1,203,598          14,584           2.44%     1,149,987        18,575        3.26%
Demand Deposits                              164,323                                       155,810
Other Liabilities                             15,821                                        15,592
Stockholders' Equity                         158,387                                       138,803
                                         -----------                                   -----------
  Total                                  $ 1,542,129                                   $ 1,460,192
                                         ===========     -----------                   ===========   -----------
Net Interest Income                                      $    32,620                                 $    31,584
                                                         ===========                                 ===========
Net Interest Rate Spread (3)                                                   4.21%                                    4.21%
                                                                         ===========                               =========
Net Interest Margin (4)                                                        4.59%                                    4.70%
                                                                         ===========                               =========

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

TABLE II           AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                               THREE MONTHS ENDED                                   THREE MONTHS ENDED
                                                  JUNE 30, 2003                                       JUNE 30, 2002
                                         --------------------------------------------   ---------------------------------------
                                           AVERAGE         INTEREST       YIELD/RATE     AVERAGE         INTEREST    YIELD/RATE
                                           BALANCE           (1)             (1)         BALANCE           (1)          (1)
                                         -----------     -----------     ------------   -----------   -----------    ----------
Earning Assets:
Loans (2):
Held for Sale                            $    47,990     $       655            5.47%   $    49,222           826         6.73%
Held for Investment:
  Taxable                                    926,089          16,917            7.33%       910,759        17,925         7.89%
  Tax-Exempt                                   5,399              99            7.39%         6,560           136         8.32%
                                         -----------     -----------                    -----------    ----------
     Total                                   931,488          17,016            7.33%       917,319        18,061         7.90%
Allowance for Loan Losses                    (13,998)                                       (14,470)
                                         -----------     -----------                    -----------     ---------
  Net Total                                  917,490          17,016                        902,849        18,061
Securities Available for  Sale:
  Taxable                                    320,641           3,381            4.23%       260,109         3,588         5.53%
  Tax-Exempt                                  95,485           1,729            7.26%        92,612         1,780         7.71%
                                         -----------     -----------                    -----------   -----------
  Total                                      416,126           5,110            4.93%       352,721         5,368         6.10%
Securities Held to Maturity:
  Taxable                                        595               6            4.04%         1,930            33         6.86%
  Tax-Exempt                                  39,180             797            8.16%        39,464           804         8.17%
                                         -----------     -----------                    -----------    ----------
  Total                                       39,775             803            8.10%        41,394           837         8.11%
Interest Bearing Deposits                     32,272             145            1.80%         9,655            39         1.62%
Fed Funds Sold                                   666               2            1.20%            --            --           --
                                         -----------     -----------                    -----------   -----------
  Total Earning Assets                     1,454,319     $    23,731            6.55%     1,355,841   $    25,131         7.43%
Other Assets                                 114,983                                        107,732
                                         -----------                                    -----------
  Total                                  $ 1,569,302                                    $ 1,463,573
                                         ===========                                    ===========
Interest-Bearing  Liabilities:
Demand Deposits                          $   216,535             367            0.68%   $   188,857           502         1.07%
Savings Deposits                             183,840             294            0.64%       170,077           542         1.28%
Time Deposits                                607,755           4,483            2.96%       567,715         5,361         3.79%
                                         -----------     -----------                    -----------    ----------
  Total Deposits                           1,008,130           5,144            2.05%       926,649         6,405         2.77%
Fed Funds Purchased & Repurchase
  Agreements                                  99,182             438            1.77%        84,958           482         2.28%
FHLB Convertible and Callable Advances       105,637           1,495            5.68%       132,253         1,971         5.98%
Other Borrowings                              10,044             150            5.99%        10,058           150         5.98%
                                         -----------     -----------                    -----------    ----------
  Total Interest-bearing liabilities       1,222,993           7,227            2.37%     1,153,918         9,008         3.13%
Demand Deposits                              167,488                                        154,667
Other Liabilities                             17,199                                         14,580
Stockholders' Equity                         161,622                                        140,408
                                         -----------                                    -----------
  Total                                  $ 1,569,302                                    $ 1,463,573
                                         ===========     -----------                    ===========    ----------
Net Interest Income                                      $    16,504                                   $   16,123
                                                         ===========                                   ==========
Net Interest Rate Spread (3)                                                    4.18%                                     4.30%
                                                                          ===========                                =========
Net Interest Margin (4)                                                         4.55%                                     4.77%
                                                                          ===========                                =========

(1)  Fully Taxable Equivalent at the rate of 35%.

(2) Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3) Represents the difference between the yield on earning assets and cost of funds.

(4) Represents tax equivalent net interest income divided by average interest earning assets.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision for loan losses is calculated to bring the allowance to a level, which, according to a systematic process of measurement, reflects the amount needed to absorb probable losses within the portfolio.

Management performs monthly assessments to determine the appropriate level of allowance. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria. Commercial, consumer and mortgage loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans. Management's allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. While management has attributed the allowance for loan losses to various portfolio segments, the allowance is available for the entire portfolio.

The allowance for loan losses was $15.7 million on June 30, 2003, compared to $14.4 million at December 31, 2002 and $14.2 million on June 30, 2002. The allowance for loan losses represents 597% of non-performing loans at June 30, 2003, versus 455% and 324% at December 31, 2002 and June 30, 2002, respectively. When other real estate is combined with non-performing loans, the allowance equals 290% of non-performing assets at June 30, 2003 versus 239% and 208% at December 31, 2002 and June 30, 2002, respectively. The increase in the allowance since year-end 2002 is primarily attributable to the acquisition of CommonWealth Bank. The allowance attributable to the CommonWealth portfolio at the date of acquisition was $1.6 million. This increase in the allowance, coupled with a decline in non-performing loans, resulted in an increase in the allowance as a percentage of nonperforming assets since year-end 2002. The Company also made additional provisions of $0.5 million in the second quarter of 2003 based upon an internal downgrade of a loan officer's portfolio. Management determined that an aggregate $2.8 million in loans, part of a $12.2 million portfolio originated by the loan officer, was substandard. During the second quarter of 2003, following the discovery of the officer's deficiencies in the application of loan policies and procedures associated with these loans, management implemented an ongoing comprehensive risk review of the officer's portfolio and incorporated specific credit allocations in its analysis for loan losses at June 30, 2003. Based upon this analysis, management believes that the resulting increase in the provision and allowance under the circumstances is appropriate. Management has terminated the loan officer in question and has made associated changes in regional management.

FCBI's allowance for loan loss activity for the six and three month periods ended June 30, 2003 and 2002 are as follows:

                                                FOR THE SIX MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                       JUNE 30                            JUNE 30
                                                ------------------------     --------------------------
                                                   2003          2002            2003           2002
                                                 --------       --------       --------       --------
                                                   (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)
Beginning balance                                $ 14,410       $ 13,952       $ 13,782       $ 14,271
Provision                                           1,897          1,959          1,308          1,022
Balance acquired in CommonWealth acquisiton         1,583             --          1,583             --
Charge-offs                                        (3,109)        (2,061)        (1,441)        (1,243)
Recoveries                                            926            344            475            144
                                                 --------       --------       --------       --------
Ending Balance                                   $ 15,707       $ 14,194       $ 15,707       $ 14,194
                                                 ========       ========       ========       ========

Based on the allowance for loan losses of approximately $15.7 million and $14.2 million at June 30, 2003 and 2002, respectively, the allowance to loans held for investment ratio was 1.53% for both periods. Management considers the allowance adequate based upon its analysis of the portfolio as of June 30, 2003.

The provision for loan losses for the six months ended June 30, 2003 decreased by $62,000 versus the prior comparable period, but increased by $1.3 million in the second quarter to $1.9 million versus $589,000 for the quarter ended March 31, 2003. The increase during the quarter is largely attributable to loans determined to be substandard subsequent to an evaluation conducted in the second quarter regarding the aforementioned loan officer's portfolio. Net charge-offs for the first six months of 2003 were $2.2 million compared with $1.7 million for the corresponding period of 2002. Expressed as a percentage of average loans held for investment, net charge-offs increased slightly from 0.19% for the six month period of 2002, to 0.24% for the same period of 2003.


NON-INTEREST INCOME

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $2.2 million, or 19.9%, from $10.8 million for the six months ended June 30, 2002 to $13.0 million for the corresponding period in 2003. The largest portion of this increase is attributable to the mortgage brokerage operations of UFM, which reflected a $1.1 million increase in mortgage banking income for the six months ended June 30, 2003 over the comparable six-month period in 2002. This increase is directly attributable to increased volume from the sale of mortgage loans in the six months ended June 30, 2003 due to the continued and increased refinance activity in the favorable rate environment for mortgage loans.

Mortgage banking income is comprised of the changes in the fair value of forward mortgage contracts and interest rate lock commitments, the costs associated with the settlement of forward mortgage contracts, gains and losses on the sale of mortgage loans and other income recognized upon the sale of the mortgage loans. As previously discussed under the Application of Critical Accounting Policies section of this Management's Discussion and Analysis, the fair value of forward mortgage contracts increased by $1.2 million, while the fair value of the interest rate lock commitments declined by $655,000 during the six months ended June 30, 2003. This compares to an increase in the fair value of forward mortgage contracts of $835,000 and a decrease in the fair value of interest rate lock commitments of $494,000 for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company incurred costs of $3.3 million on the settlement of forward mortgage contracts compared to costs of $831,000 incurred during the six months ended June 30, 2002.

In addition, gain on sale of loans increased approximately $3.1 million, or 76% from $4.1 million for the six months ended June 30, 2002 to $7.2 million for the corresponding period in 2003. Other mortgage banking fee income of $2.0 million, primarily origination and document preparation fees, remained relatively consistent with the amount recorded for the six months ended June 30, 2002.

Along with the increase in deposits, service charges on deposit accounts increased $538,000, or 16.5% primarily as the result of the Company's overdraft program that allows well-managed customer deposit accounts flexibility in managing overdrafts to their accounts. In addition, other service charges, commissions and fees were up $388,000 for the first six months of 2003 compared to that of 2002. Fiduciary earnings representing asset management fees on trust and agency accounts and were also up $137,000 for the first six months of 2003 as a direct result of estate and trust management activity, including the operations of Stone Capital acquired in January 2003. In addition, gain on securities was $153,000 in the six months ended June 30, 2003, down slightly compared to the comparable period in 2002.

Total non-interest income of $6.9 million for the second quarter of 2003 increased $2.0 million compared to the second quarter of 2002, the majority of which was attributable to an increase of $1.3 million in mortgage banking income, while service charges on deposit accounts and other service charges, commissions and fees increased $380,000 in aggregate. In addition, gain on sale of securities increased $124,000 for the second quarter of 2003 compared to that of 2002.


NON-INTEREST EXPENSE

Non-interest expense totaled $22.5 million for the six months ended June 30, 2003, increasing $1.5 million, or 7.1% over the corresponding period in 2002. This increase is primarily attributable to a $1.2 million increase in salaries and benefits as a result of increased loan production by UFM, the addition of Bank of Greenville in late 2002, the addition of The CommonWealth Bank in June 2003 as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth including newly established branches in Winston-Salem, North Carolina.

In the first six months of 2003, occupancy expense increased by $250,000 when compared to the first six months of 2002. The general level of occupancy cost grew partially as a result of the Greenville and CommonWealth acquisitions as well as increases in depreciation and insurance costs associated with new branches.

The combined effect of all other operating expense accounts remained fairly consistent for the first six months of 2003 compared to the same period of 2002.

Non-interest expense for the three months ended June 30, 2003 totaled $11.4 million, a $968,000 increase over the $10.4 million for the quarter ended June 30, 2002. The majority of this increase was a $693,000 increase in salaries and employee benefits which is partially attributable to the Greenville and CommonWealth acquisitions, increases due to higher loan origination activity of UFM in 2003 and a general increase in salaries along with the addition of personnel Company-wide to support the continued growth of the Bank.

Occupancy and other operating expenses increased $144,000 and $182,000, respectively, for the quarter ended June 30, 2003 compared to June 30, 2002. As discussed earlier, this additional expense was associated with the recent acquisitions, new branches and expanded infrastructure.

INCOME TAX

The effective income tax rate continues to benefit from the utilization of tax-exempt municipal securities. Municipal securities, which have offered an attractive tax equivalent yield, have assisted in countering the effect of the declining interest rate environment. The Company's effective tax rate was 30.34% and 29.19% for the three and six months ended June 30, 2002, respectively, and 28.9% for both the three and six months ended June 30, 2003.


FINANCIAL POSITION


SECURITIES

Investment securities, which are purchased with the intent to hold until maturity, totaled $39.7 million at June 30, 2003, a decrease of $1.3 million from December 31, 2002. This 3.1% decrease is the result of maturities and calls within the portfolio during the first six months of 2003. The market value of investment securities held to maturity was 107.2% and 105.7% of book value at June 30, 2003 and December 31, 2002, respectively. Recent trends in interest rates have had a positive effect on the underlying market value since December 31, 2002. However, recent increases in yields in the bond market in July and August 2003 have eroded a portion of the gains and may suggest a longer-term trend of higher bond interest rates.

Securities available for sale were $419.8 million at June 30, 2003 compared to $300.9 million at December 31, 2002, an increase of $118.9 million. This change reflects the purchase of $183.9 million in securities, $64.6 million in maturities and calls, the sale of $3.5 million in securities, and the continuation of larger pay-downs on mortgage-backed securities and Collateralized Mortgage Obligations ("CMO's") triggered by the lower interest rate environment. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the Stockholders' Equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gains after taxes of $8.5 million at June 30, 2003, represent an increase of $1.7 million from the $6.8 million gain at December 31, 2002 due to market value increases in the first six months of 2003. Again, although it is impossible to predict future market direction, recent trends in the bond market suggest the possibility of an erosion of some or all of these market gains.

LOAN PORTFOLIO

LOANS HELD FOR SALE: The relative size of the portfolio of loans originated by the Company's mortgage brokerage division, UFM, and held for sale, was impacted significantly by the refinancing activity that occurred during 2002 and continues into 2003. Loans held for sale fluctuate on a daily basis reflecting retail originations, wholesale purchases and sales to investors. At June 30, 2003, loans held for sale were $46.7 million compared to $66.4 million at December 31, 2002. Average loans held for sale (which is a better indicator of volume maintained) remained relatively stable, decreasing only $170,000 during the first six months of 2003 compared to the first six months of 2002.

LOANS HELD FOR INVESTMENT: Total loans held for investment increased $99.0 million from $927.6 million at December 31, 2002 to $1.0 billion at June 30, 2003. The increase is attributable to the CommonWealth acquisition (approximately $131.2 million at June 30, 2003) net of several large payoffs during the first six months of 2003. Considering a $117 million increase in deposits and the increase in loans during the first six months of 2003, the loan to deposit ratio remained stable compared to the December 31, 2002 level. The loan to deposit ratio, using only loans held for investment (excluding loans held for sale), was 81.7% on June 30, 2003, 81.4% on December 31,

2002 and 90.67% on June 30, 2002. Intense competition for loans in the face of low interest rates and what appears to be slower loan demand continue to impact this measure of loan production. Resulting liquidity during the period has been reinvested in the available for sale securities portfolio.

Average loans held for investment remain stable increasing only $3.6 million when comparing the first six months of 2003 to the same period of 2002. This increase includes approximately $16.5 million in average loans acquired in the Monroe acquisition in the fourth quarter of 2002 and $16.8 million in average loans from CommonWealth (a slight impact since acquisition on June 6, 2003) net of the large commercial payoffs and regular amortization in the second quarter 2003.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following tabular presentation of the loan portfolio is presented as of June 30, 2003, December 31, 2002 and June 30, 2002 and provides an analytical overview of the portfolio from June 30, 2002 and the change in composition among the various categories.

                             LOAN PORTFOLIO OVERVIEW
                             (DOLLARS IN THOUSANDS)


                                               JUNE 30, 2003             DECEMBER 31, 2002           JUNE 30, 2002
                                         ---------------------------  ------------------------  ------------------------
                                             AMOUNT         PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                                         ---------------   ---------  ------------   ---------  ------------    --------
LOANS HELD FOR INVESTMENT:
 Commercial and Agricultural             $        58,501       5.70%  $     74,186       8.00%  $     84,700       9.12%
 Commercial Real Estate                          346,892      33.80%       285,847      30.83%       275,155      29.64%
 Residential Real Estate                         418,312      40.75%       364,065      39.25%       354,962      38.23%
 Construction                                     73,314       7.14%        72,275       7.79%        80,661       8.69%
 Consumer                                        128,833      12.55%       130,522      14.07%       131,879      14.20%
 Other                                               791       0.08%           726       0.08%         1,184       0.13%
                                         ---------------     ------   ------------     ------   ------------     ------
 Total                                   $     1,026,643     100.00%  $    927,621     100.00%  $    928,541     100.00%
                                         ===============     ======   ============     ======   ============     ======
 LOANS HELD FOR SALE                     $        46,743              $     66,364              $     52,095
                                         ===============              ============              ============

NON-PERFORMING ASSETS

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned ("OREO"). Non-performing assets were $5.4 million at June 30, 2003, $6.0 million at December 31, 2002 and $6.8 million at June 30, 2002, or 0.5%, 0.6% and 0.7%
of total loans and OREO, respectively. The following schedule details non-performing assets by category at the close of each of the last five quarters:

(IN THOUSANDS OF DOLLARS)     JUNE 30     MARCH 31   DECEMBER 31  SEPTEMBER 30  JUNE 30
                               2003         2003        2002         2002        2002
                              -------     --------   -----------  ------------  -------
Nonaccrual                     $2,547      $3,997      $3,075      $4,987      $4,131
Ninety Days Past Due               86          21          91         367         254
Other Real Estate Owned         2,787       2,544       2,855       2,668       2,452
                               ------      ------      ------      ------      ------
                               $5,420      $6,562      $6,021      $8,022      $6,837
                               ======      ======      ======      ======      ======

Restructured loans
 performing in accordance
 with modified terms           $  368      $  341      $  345      $  347      $  440
                               ======      ======      ======      ======      ======


At June 30, 2003, non-accrual loans decreased $1.5 million from March 31, 2003, while ninety day past due loans increased only $65,000. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The $1.5 decrease in non-accrual loans during the second quarter of 2003 is largely due to the receipt of a partial payoff from the sale and subsequent charge-off of a commercial real estate loan in the amount of $707,000. The remainder of the decrease is a result of non-accrual loans being paid, moved to a current status as a result of improved performance, or being liquidated through foreclosure or repossession. OREO increased $243,000 during the second quarter of 2003 from March 31, 2003. Other real estate owned is carried at the lesser of estimated net realizable fair market value or cost.

During the first quarter 2003, the Company identified certain potential problem loans. These loans present characteristics of weakness and concentrations of credit to one borrower. These two loans or groups of loans, to separate borrowers warrant close monitoring but continue to perform. The first loan is a $12.7 million loan to a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. The loan continues to perform according to terms and remains current.

The second group of loans made to one borrower consists of a $2 million loan for land development in Eastern Virginia and another loan of approximately $5.0 million which is secured by land improved with an 18-hole golf course and surrounding developable acreage in Northern Virginia. The loans continue to perform according to terms and remain current. Subsequent to June 30, 2003, the borrower received zoning approval on land securing the $2.0 loan which enhances the marketability of the collateral. The Company has also received a payoff on a smaller $500,000 loan associated with the $5.0 million golf course land loan and a principal curtailment in the amount of $288,000 was applied to the $5.0 million loan. As a result of these events, prospects for normal amortization, liquidation and continued performance in accordance with loan terms have improved.

There were no specific allocations of the allowance for loan losses for any of the foregoing potential problem loans as of June 30, 2003.


DEPOSITS AND OTHER BORROWINGS

Total deposits have grown $117 million or 10.27% since year-end 2002, $109,000 of which was acquired with CommonWealth. In terms of composition, non-interest-bearing deposits increased $44.8 million or 27.05% while interest-bearing deposits grew $72.2 million or 7.41 % from December 31, 2002. The relatively larger increase in non-interest bearing deposits reflects approximately $25.0 million in balances within an escrow product offering by CommonWealth to title insurance companies, attorneys and clearing agents.

FCBI acquired an additional $17.5 million in borrowed funds from the FHLB with the acquisition of CommonWealth and borrowed an additional $25 million from the FHLB in June 2003. These increases together with a decrease due to the repayment of a line of credit used to fund mortgages held by UFM with an outside party brought the Company's borrowings at June 30, 2003 to $136.3 million in convertible and callable advances and $16.3 million of noncallable term advances from the FHLB of Atlanta. For further discussion of FHLB borrowings, see Note 5 to the unaudited consolidated financial statements included in this report.


STOCKHOLDERS' EQUITY

Total stockholders' equity reached $175.3 million at June 30, 2003, increasing $22.8 million from the $152.5 million reported at December 31, 2002 through earnings of $13.7 million less dividends paid of $5.2 million, an increase in other comprehensive income of $1.8 million, increases of $244,000 and $14.4 million for the purchases of Stone Capital and CommonWealth, respectively, and a net decrease due to treasury share transactions of $2.1 million.

The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2003, the Company's total risk adjusted capital-to-asset ratio was 12.64% versus 13.33% at December 31, 2002. The Company's leverage ratio at June 30, 2003 was 8.17% compared with 8.10% at December 31, 2002. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.


PART I. ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($76.7 million), investment securities available for sale ($419.8 million) and Federal Home Loan Bank credit availability of approximately $355.4 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the

Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

At June 30, 2003, the Company had outstanding commitments to originate and/or purchase mortgage and non-mortgage loans (including unused lines of credit) of $271.3 million. The loan commitments of $271.3 million include commitments extended by the Bank of $91.4 million and interest rate lock commitments of $179.9 million issued by UFM. UFM's rate lock commitments are presented prior to any assumed fallout; however, on an option adjusted basis after fallout, loans anticipated to close are $110.9 million. Certificates of deposit which are scheduled to mature within one year totaled $404.2 million at June 30, 2003, and borrowings that are scheduled to mature within the same period amounted to $8.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan commitments and normal depositor withdrawals.

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

The Company's risk profile continues to reflect a position that is largely asset sensitive. The substantial level of prepayments and calls consistent with the declining rate environment that occurred in the prior year, as well as the success of deposit funding campaigns instituted have led to a strong liquidity position as reflected in the level of cash reserves, due from balances and Fed Funds Sold of approximately $76.7 million. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment. In addition, the mortgage operations of UFM use investments commonly referred to as "forward" transactions "options" or derivatives to balance the risk inherent in interest rate lock commitments (also deemed to be derivatives) made to prospective borrowers. The pipeline of loans is hedged to mitigate unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments derived from these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income.

As discussed under "Derivative Instruments and Hedging Activities" under Critical Accounting Policies, the Company's mortgage subsidiary held an investment in the underlying notional value of investments in securities ("forward commitments" and "options") of $129 million versus option adjusted interest rate lock commitments being hedged of $110.9 million. As of June 30, 2003, the change in the market value of investments in hedge securities reflected a increase in estimated fair value of $1.2 million compared to year-end 2002. In addition, interest rate lock commitments reflected a decline in value of $655,000 when compared to December 31, 2002. The value of interest rate lock commitments at June 30, 2003 represents an asset of $1.6 million while the securities used to hedge the underlying commitments represent an asset of $529,000. This hedging strategy is managed through a series of mathematical tools that are used to quantify the exposure to changes in interest rates.

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

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


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

On May 2, 2003, United First Mortgage ("UFM"), a wholly-owned mortgage banking subsidiary of First Community Bank, the Company's wholly-owned banking subsidiary, was joined as a party to a lawsuit in the U.S. District Court for the Eastern District of Pennsylvania, styled John J. Lomanno v Thomas Black, et. al., Civil Action Number 02-CV-8669. This suit had been filed by a former UFM employee alleging, among other things, sexual discrimination in connection with his dismissal. The Company and counsel believe that the lawsuit, which seeks damages of $150,000 and punitive damages, is without merit, and intends to vigorously defend this matter.


Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.   Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      The Annual Meeting of Stockholders was held on April 22, 2003.

(b) The following directors were elected to serve a three-year term through the date of the 2006 Annual Meeting of Stockholders:

         I. Norris Kantor, A. A. Modena, and William P. Stafford, II

(c) Two proposals were voted upon at the annual meeting, which included: 1) the election of the aforementioned directors as Class of 2006; and 2) ratification of the selection of Ernst & Young, Charleston, West Virginia, as independent auditors for the year ending December 31, 2003. The results of the proposals and voting are as follows:

Proposal 1.  Election of Directors:

                                          Votes For        Votes Withheld
                                       --------------    ------------------
         I. Norris Kantor                 7,373,662           1,027,057
         A. A. Modena                     7,134,584           1,266,135
         William P. Stafford, II          7,436,291             964,428


Proposal 2. Ratification of the selection of Ernst & Young LLP as independent auditors:

        Votes For                        7,422,988

        Votes Against                       71,377

        Votes Abstained                    906,354

(d)      N/A

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

    EXHIBIT NO.                                                  EXHIBIT
-------------------- ------------------------------------------------------------------------------------------------
      2.1            Agreement and Plan of Merger dated as of January 27, 2003, and amended as of February 25,
                     2003, among First Community Bancshares, Inc., First Community Bank, National Association, and
                     The CommonWealth Bank. (1)

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

      10.8           Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (8)

      11.0           Statement regarding computation of earnings per share. (6)

      15.0           Letter regarding unaudited interim financial information.

      31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      32 *           Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the
                     Sarbanes-Oxley Act


*    Furnished herewith.

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

(6) Incorporated by reference from Footnote 10 of the Notes to Consolidated Financial Statements included herein.

(7) Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003 as amended on March 31, 2003.

(8) Incorporated by reference from S-4 Registration Statement filed on March 28, 2003.

(b)      Reports on Form 8-K

         A report on Form 8-K was filed on April 22, 2003 announcing the Company's first quarter 2003 earnings, depicting certain financial information as of March 31, 2003 and comparative income statements for the three months ended March 31, 2003 and 2002, respectively.

         A report on Form 8-K was filed on April 22 2003 containing the President's comments and presentation at the Annual Stockholders' Meeting dated April 22, 2003.

         A report on Form 8-K was filed on May 22, 2003 announcing CommonWealth shareholder approval of the merger and acquisition of CommonWealth Bank.

         A report on Form 8-K was filed on June 5, 2003 announcing the declaration of the Company's second quarter dividend of $0.26 per share payable on or about June 30, 2003 to stockholders of record on June 18, 2003.

         A report on Form 8-K was filed on June 9, 2003 announcing the Company's completion of the merger and acquisition of Commonwealth Bank.

         A report on Form 8-K was filed on June 18, 2003 announcing the Company's declaration of a 10% stock dividend to be distributed August 15, 2003 to stockholders of record August 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE:  August 14, 2003

/s/ John M. Mendez
------------------------------
John M. Mendez
President  & Chief Executive Officer
(Duly Authorized Officer)


DATE:  August 14, 2003

/s/ Robert L. Schumacher
------------------------------
Robert L. Schumacher
Chief Financial Officer
(Principal Accounting Officer)

                                Index to Exhibits

Exhibit No.


15   Letter regarding unaudited interim financial information

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32* Certification of Chief Executive and Chief Financial Officer pursuant to Seciton 906 of the Sarbanes-Oxley Act

*    Furnished herewith.