Form 10-Q
period 2003-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2003-11-10
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended:   September 30, 2003

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
                                   Yes  [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at October 31, 2003
Common Stock, $1 Par Value                              11,247,910

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                    For the quarter ended September 30, 2003

                                      INDEX

                                                                                REFERENCE
                                                                                ---------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

          Consolidated Balance Sheets as of September 30, 2003 and
             December 31, 2002                                                        3
          Consolidated Statements of Income for the Three and Nine
             Month Periods Ended September 30, 2003 and 2002                          4
          Consolidated Statements of Cash Flows for the
             Nine Month Periods Ended September 30, 2003 and 2002                     5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Nine Months Ended September 30, 2003 and 2002             6
          Notes to Consolidated Financial Statements                               7-14
          Independent Accountants' Review Report                                     15

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            16-29

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk                                                       29

          Item 4.  Controls and Procedures                                           30

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 31

          Item 2.  Changes in Securities and Use of Proceeds                         31

          Item 3.  Defaults Upon Senior Securities                                   31

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                                  31

          Item 5.  Other Information                                                 31

          Item 6.  Exhibits and Reports on Form 8-K                                  31

SIGNATURES                                                                           34

PART I. ITEM 1. FINANCIAL STATEMENTS

                      FIRST COMMUNITY BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            SEPTEMBER      December 31
                                                                              2003            2002
                                                                           (UNAUDITED)      (Note 1)
                                                                          --------------   -----------
ASSETS
CASH AND DUE FROM BANKS                                                   $       32,889   $    33,364
INTEREST-BEARING BALANCES WITH BANKS                                              76,309        88,064
FEDERAL FUNDS SOLD                                                                     -         3,157
                                                                          --------------   -----------
    TOTAL CASH AND CASH EQUIVALENTS                                              109,198       124,585
SECURITIES AVAILABLE FOR SALE (AMORTIZED COST OF $388,283 AT
    SEPTEMBER 30, 2003; $289,616 AT DECEMBER 31, 2002)                           395,496       300,885
SECURITIES HELD TO MATURITY (FAIR VALUE OF $41,558 AT
    SEPTEMBER 30, 2003; $43,342 AT DECEMBER 31, 2002)                             39,433        41,014
LOANS HELD FOR SALE                                                               16,689        66,364
LOANS HELD FOR INVESTEMENT, NET OF UNEARNED INCOME                             1,028,189       927,621
    LESS ALLOWANCE FOR LOAN LOSSES                                                15,680        14,410
                                                                          --------------   -----------
NET LOANS HELD FOR INVESTMENT                                                  1,012,509       913,211
PREMISES AND EQUIPMENT                                                            29,661        25,078
OTHER REAL ESTATE OWNED                                                            2,403         2,855
INTEREST RECEIVABLE                                                                8,433         7,897
OTHER ASSETS                                                                      24,184        15,391
GOODWILL                                                                          39,903        25,758
OTHER INTANGIBLE ASSETS                                                            1,427         1,325
                                                                          --------------   -----------
            TOTAL ASSETS                                                  $    1,679,336   $ 1,524,363
                                                                          ==============   ===========

LIABILITIES
DEPOSITS:
    NONINTEREST-BEARING                                                   $      194,060   $   165,557
    INTEREST-BEARING                                                           1,038,438       974,170
                                                                          --------------   -----------
       TOTAL DEPOSITS                                                          1,232,498     1,139,727
INTEREST, TAXES AND OTHER LIABILITIES                                             12,090        15,940
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                   102,449        91,877
FHLB BORROWINGS AND OTHER INDEBTEDNESS                                           159,815       124,357
                                                                          --------------   -----------
            TOTAL LIABILITIES                                                  1,506,852     1,371,901
                                                                          --------------   -----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, PAR VALUE UNDESIGNATED; 1,000,000 SHARES AUTHORIZED;
       NO SHARES ISSUED AND OUTSTANDING IN 2003 AND 2002                               -             -
COMMON STOCK, $1 PAR VALUE; 15,000,000 SHARES AUTHORIZED;
11,432,815 AND 10,952,385 ISSUED IN 2003 AND 2002, AND
       11,250,931 AND 10,877,330 OUTSTANDING IN 2003 AND 2002,                    11,433         9,957
ADDITIONAL PAID-IN CAPITAL                                                       108,078        58,642
RETAINED EARNINGS                                                                 54,407        79,084
TREASURY STOCK, AT COST                                                           (5,762)       (1,982)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                             4,328         6,761
                                                                          --------------   -----------
            TOTAL STOCKHOLDERS' EQUITY                                           172,484       152,462
                                                                          --------------   -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    1,679,336   $ 1,524,363
                                                                          ==============   ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)

                                                                     NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                SEPTEMBER 30    September 30    SEPTEMBER 30    September 30
                                                                    2003            2002            2003            2002
                                                                -------------   -------------   ------------    -------------
INTEREST INCOME:
INTEREST AND FEES ON LOANS HELD FOR INVESTMENT                  $      52,465   $      54,646   $      18,591   $      18,597
INTEREST ON LOANS HELD FOR SALE                                         2,084           2,521             800             851
INTEREST ON SECURITIES-TAXABLE                                          9,607          10,235           3,075           3,236
INTEREST ON SECURITIES-NONTAXABLE                                       4,851           5,101           1,552           1,679
INTEREST ON FEDERAL FUNDS SOLD AND DEPOSITS IN BANKS                      490             170             128              88
                                                                -------------   -------------   -------------   -------------
         TOTAL INTEREST INCOME                                         69,497          72,673          24,146          24,451
                                                                -------------   -------------   -------------   -------------

INTEREST EXPENSE:
INTEREST ON DEPOSITS                                                   15,393          19,603           4,934           6,206
INTEREST ON SHORT-TERM BORROWINGS                                       5,856           6,963           2,029           2,083
INTEREST ON OTHER DEBT                                                    449             451             151             151
                                                                -------------   -------------   -------------   -------------
         TOTAL INTEREST EXPENSE                                        21,698          27,017           7,114           8,440
                                                                -------------   -------------   -------------   -------------
         NET INTEREST INCOME                                           47,799          45,656          17,032          16,011
PROVISION FOR LOAN LOSSES                                               2,679           3,261             782           1,302
                                                                -------------   -------------   -------------   -------------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           45,120          42,395          16,250          14,709
                                                                -------------   -------------   -------------   -------------

NONINTEREST INCOME:
FIDUCIARY INCOME                                                        1,530           1,287             549             443
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                     5,905           5,135           2,098           1,866
OTHER SERVICE CHARGES, COMMISSIONS AND FEES                             1,622           1,009             553             328
MORTGAGE BANKING INCOME                                                 6,921           7,594             507           2,238
OTHER OPERATING INCOME                                                    881             582             340             100
GAIN ON SECURITIES                                                      1,191             208           1,038              22
                                                                -------------   -------------   -------------   -------------
         TOTAL NONINTEREST INCOME                                      18,050          15,815           5,085           4,997
                                                                -------------   -------------   -------------   -------------

NONINTEREST EXPENSE:
SALARIES AND EMPLOYEE BENEFITS                                         19,962          17,295           7,190           5,746
OCCUPANCY EXPENSE OF BANK PREMISES                                      2,533           2,160             861             738
FURNITURE AND EQUIPMENT EXPENSE                                         1,613           1,594             563             529
CORE DEPOSIT AMORTIZATION                                                 178             180              64              61
OTHER OPERATING EXPENSE                                                10,833          10,077           3,896           3,177
                                                                -------------   -------------   -------------   -------------
         TOTAL NONINTEREST EXPENSE                                     35,119          31,306          12,574          10,251
                                                                -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAXES                                             28,051          26,904           8,761           9,455
INCOME TAX EXPENSE                                                      8,107           7,963           2,532           2,869
                                                                -------------   -------------   -------------   -------------
         NET INCOME                                             $      19,944   $      18,941   $       6,229   $       6,586
                                                                =============   =============   =============   =============
BASIC EARNINGS PER COMMON SHARE                                 $        1.81   $        1.73   $        0.55   $        0.60
                                                                =============   =============   =============   =============
DILUTED EARNINGS PER COMMON SHARE                               $        1.79   $        1.73   $        0.55   $        0.60
                                                                =============   =============   =============   =============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                          11,047,199      10,929,010      11,262,180      10,920,876
                                                                =============   =============   =============   =============
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                        11,143,175      10,980,872      11,383,941      10,975,950
                                                                =============   =============   =============   =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30
                                                                             2003            2002
                                                                         ------------     -----------
OPERATING ACTIVITIES:
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                               $     19,944     $    18,941
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:
     PROVISION FOR LOAN LOSSES                                                  2,679           3,261
     DEPRECIATION OF PREMISES AND EQUIPMENT                                     1,418           1,215
     CORE DEPOSIT AMORTIZATION                                                    178             180
     OTHER INTANGIBLE ACCRETION                                                  (157)           (196)
     NET INVESTMENT AMORTIZATION AND ACCRETION                                  2,181           1,116
     NET (GAIN) LOSS ON THE SALE OF ASSETS                                     (1,198)            161
     NET GAIN ON SALE OF LOANS                                                 (6,256)         (8,324)
     MORTGAGE LOANS ORIGINATED FOR SALE                                      (718,414)       (495,097)
     PROCEEDS FROM SALE OF MORTGAGE LOANS                                     774,345         500,164
     (INCREASE) DECREASE IN INTEREST RECEIVABLE                                  (115)            425
     INCREASE IN OTHER ASSETS                                                  (2,822)         (3,078)
     DECREASE IN OTHER LIABILITIES                                             (3,733)           (993)
                                                                         ------------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      68,050          17,775
                                                                         ------------     -----------
INVESTING ACTIVITIES:
CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                            9,375          14,919
PROCEEDS FROM MATURITIES AND CALLS OF SECURITIES AVAILABLE FOR SALE           113,224          52,983
PROCEEDS FROM MATURITIES AND CALLS OF SECURITIES HELD TO MATURITY               1,653           1,662
PURCHASE OF INVESTMENT SECURITIES HELD TO MATURITY                                (75)              -
PURCHASE OF SECURITIES AVAILABLE FOR SALE                                    (220,859)        (38,978)
NET DECREASE (INCREASE) IN LOANS MADE TO CUSTOMERS                             18,841         (24,343)
PURCHASE OF PREMISES AND EQUIPMENT                                             (5,367)         (3,500)
SALE OF EQUIPMENT                                                                  60               -
NET CASH PROVIDED BY ACQUISITIONS                                               1,562               -
                                                                         ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                         (81,586)          2,743
                                                                         ------------     -----------
FINANCING ACTIVITIES:
CASH FLOWS FROM FINANCING ACTIVITIES:
NET (DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS                         (1,150)         39,133
NET DECREASE IN TIME DEPOSITS                                                 (11,154)        (11,865)
NET INCREASE (DECREASE) IN FHLB AND OTHER INDEBTEDNESS                         16,263         (35,953)
ISSUANCE OF TRUST PREFERRED SECURITIES                                         14,560               -
REPAYMENT OF OTHER BORROWINGS                                                  (8,013)           (112)
ACQUISITION OF TREASURY STOCK                                                  (4,319)         (1,607)
ISSUANCE OF TREASURY STOCK                                                          -             178
DIVIDENDS PAID                                                                 (8,038)         (7,455)
                                                                         ------------     -----------
NET CASH USED IN FINANCING ACTIVITIES                                          (1,851)        (17,681)
                                                                         ------------     -----------
CASH AND CASH EQUIVALENTS
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (15,387)          2,837
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              124,585          47,815
                                                                         ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    109,198     $    50,652
                                                                         ============     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION) (UNAUDITED)

                                                                                                   ACCUMULATED
                                                          ADDITIONAL                                  OTHER
                                               COMMON      PAID-IN       RETAINED    TREASURY     COMPREHENSIVE
                                                STOCK      CAPITAL       EARNINGS      STOCK      (LOSS) INCOME   TOTAL
                                              ---------  -----------   -----------   ---------    ------------- ---------
BALANCE JANUARY 1, 2002                       $   9,955  $    60,189   $    62,566   $    (424)   $        755  $ 133,041
                                                                                                  ------------
COMPREHENSIVE INCOME:
NET INCOME                                            -            -        18,517           -               -     18,517
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     NET UNREALIZED GAINS ON
          SECURITIES AVAILABLE FOR SALE               -            -             -           -           6,127      6,127
                                                                       -----------                ------------  ---------
         COMPREHENSIVE INCOME                         -            -        18,517           -           6,127     24,644
                                                                       -----------                ------------  ---------
COMMON DIVIDENDS DECLARED
   ($.69 PER SHARE)                                   -            -        (7,455)          -               -     (7,455)
FRACTIONAL SHARE ADJUSTMENT FOR 10%
   STOCK DIVIDEND                                     2       (1,729)        1,725         (14)                       (16)
PURCHASE 55,844 TREASURY SHARES AT
   $28.74 PER SHARE                                   -            -             -      (1,607)              -     (1,607)
OPTION EXERCISE 5,500 SHARES @ $23.91                             42                       155                        197
ISSUANCE OF TREASURY SHARES TO ESOP                              140                       792                        932
                                              ---------  -----------   -----------   ---------    ------------  ---------
BALANCE SEPTEMBER 30, 2002                    $   9,957  $    58,642   $    75,353   $  (1,098)   $      6,882  $ 149,736
                                              =========  ===========   ===========   =========    ============  =========

BALANCE JANUARY 1, 2003                       $   9,957  $    58,642   $    79,084   $  (1,982)   $      6,761  $ 152,462
                                                                                                  ------------
COMPREHENSIVE INCOME:
NET INCOME                                            -            -        19,944           -               -     19,944
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     NET UNREALIZED GAINS ON
          SECURITIES AVAILABLE FOR SALE               -            -             -           -          (2,433)    (2,433)
                                                                       -----------                ------------  ---------
         COMPREHENSIVE INCOME                         -            -        19,944           -          (2,433)    17,511
                                              ---------  -----------   -----------   ---------    ------------  ---------
COMMON DIVIDENDS DECLARED
   ($.73 PER SHARE)                                   -            -        (8,038)          -               -     (8,038)
PURCHASE 135,000 TREASURY SHARES AT
   $31.99 PER SHARE                                   -            -             -      (4,319)              -     (4,319)
ACQUISITION OF STONE CAPITAL MANAGEMENT-
   8,409 SHARES ISSUED (SEE NOTE 3)                   8          236                                                  244
OPTION EXERCISE 40,291 SHARES                        40          259                       335                        634
ACQUISITION OF COMMONWEALTH BANK-
   389,609 SHARES ISSUED                            390       12,904                                               13,294
10% STOCK DIVIDEND & FRACTIONAL ADJUSTMENT        1,038       35,994       (36,583)       (476)                       (27)
ISSUANCE OF TREASURY SHARES TO ESOP                               43                       680                        723
                                              ---------  -----------   -----------   ---------    ------------  ---------
BALANCE SEPTEMBER 30, 2003                    $  11,433  $   108,078   $    54,407   $  (5,762)   $      4,328  $ 172,484
                                              =========  ===========   ===========   =========    ============  =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of September 30, 2003, the unaudited consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows and changes in stockholders' equity for the nine months ended September 30, 2003 and 2002 have been prepared by the management of First Community Bancshares, Inc. ("FCBI" or the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at September 30, 2003 and its results of operations, cash flows, and changes in stockholders' equity for the three and nine months ended September 30, 2003 and 2002 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICY UPDATE FOR CERTAIN REQUIRED DISCLOSURES

The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") 25. Because the exercise price of the Company's employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price ("in the money") there is an economic incentive for the shares to be exercised and an increase in the dilutive effect on earnings per share results.

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

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three and nine month periods ended September 30, 2003 and 2002 would have been estimated as follows:

                                                 NINE MONTHS  NINE MONTHS    THREE MONTHS   THREE MONTHS
                                                   ENDED         ENDED          ENDED          ENDED
                                                SEPTEMBER 30  SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                                   2003          2002           2003           2002
                                                ------------  ------------   ------------   ------------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income as reported.......................   $    19,944   $    18,941    $      6,229   $     6,586
Less: Total stock-based employee
      compensation expense determined
      under fair value based method for all
      awards, net of related tax effects               (157)         (136)           (39)           (27)
                                                -----------   -----------    -----------    -----------
                                                $    19,787   $    18,805    $     6,190    $     6,559
                                                ===========   ===========    ===========    ===========
Earnings per share:
Basic as reported............................   $      1.81   $      1.73    $      0.55    $      0.60
Basic pro forma..............................   $      1.79   $      1.71    $      0.55    $      0.60

Diluted as reported..........................   $      1.79   $      1.73    $      0.55    $      0.60
Diluted pro forma............................   $      1.78   $      1.71    $      0.54    $      0.60

NOTE 2.   STOCK DIVIDEND

On June 17, 2003, the Company's Board of Directors declared a 10% stock dividend to shareholders of record as of August 1, 2003, which was distributed on August 15, 2003. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to reflect the impact of the stock dividend.

NOTE 3. MERGERS AND ACQUISITIONS

On June 6, 2003, the Company acquired The CommonWealth Bank, a Virginia-chartered commercial bank ("CommonWealth"). CommonWealth's four branch facilities located in the Richmond, Virginia metro area were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of $136.5 million in assets, including $120.0 million in loans and added an additional $105.0 million in deposits to the Bank. As a result of a preliminary allocation, $14.1 million excess of purchase price over the fair market value of the net assets acquired and identified intangibles was recorded as goodwill.

In January 2003, the Bank acquired Stone Capital Management, Inc. ("Stone Capital"), with an office in Beckley, West Virginia. This acquisition expanded the Bank's operations into wealth management, asset allocation, financial planning and investment advice. At December 31, 2002, Stone Capital had total assets under management of $94 million. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. The balance of the consideration is payable over the next three years in the form of Company common stock subject to revenue minimums outlined in the acquisition agreement.

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

NOTE 4. BORROWINGS

Federal Home Loan Bank ("FHLB") borrowings and other indebtedness are comprised of $136.3 million in convertible and callable advances and $8.3 million of noncallable term advances from the FHLB of Atlanta. The callable advances may be called (redeemed) at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance.

The following schedule details the outstanding advances, rates and corresponding final maturities at September 30, 2003.

                                                          NEXT CALL
                           ADVANCE     RATE    MATURITY     DATE
                          -----------------------------------------
                                    (AMOUNTS IN THOUSANDS)
Callable advances:
                          $    5,000   1.10%   03/10/06   03/10/04
                              25,000   0.64%   06/30/06   06/30/04
                               1,250   4.14%   05/02/07   05/02/05
                               5,000   1.41%   09/27/07   12/29/03
                              25,000   5.71%   03/17/10   12/17/03
                              25,000   6.11%   05/05/10   11/05/03
                              25,000   6.02%   05/05/10   11/05/03
                              25,000   5.47%   10/04/10   01/05/04
                          ----------
                          $  136,250
                          ==========

Noncallable advances:     $      900   4.55%   11/23/05   N/A
                                 385   5.01%   12/11/06   N/A
                               5,000   1.30%   01/30/07   N/A
                               2,000   6.27%   09/02/08   N/A
                          ----------
                          $    8,285
                          ==========

In addition to the amounts listed in the foregoing table, the Company issued $15.0 million Trust Preferred Securities in September 2003 at a variable rate indexed at the 3 Month LIBOR rate + 2.95%. The securities mature on October 8, 2033 and are continuously callable beginning October 8, 2008.

The Company's wholly owned mortgage subsidiary, United First Mortgage ("UFM"), maintains a warehouse line of credit used to fund mortgage loan inventory with a third party which was entered into in the third quarter of 2003. The maximum line available under this credit facility is $15 million; however, no amounts were outstanding at September 30, 2003. This line matures August 10, 2004 and carries an interest rate of New York Prime, adjusting as the prime rate changes.

NOTE 5. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is a defendant in various legal actions and asserted claims, most of which involve lending, collection and employment matters. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions, singly or in the aggregate, should not have a material adverse affect on the financial condition, results of operations or cash flows of the Company.

The Company conducts mortgage banking operations through UFM. The majority of loans originated by UFM are sold to larger national investors on a service released basis. Loans are sold under loan sales agreements which contain various repurchase provisions. These repurchase provisions give rise to a contingent liability for loans which could subsequently be submitted to UFM for repurchase. The principal events which could result in a repurchase obligation are i.) the discovery of fraud or material inaccuracies in a sold loan file and ii.) a default on the first payment due after a loan is sold to the investor, coupled with a ninety day delinquency in the first year of the life of the loan. Other events and variations of these events could result in a loan repurchase under terms of other loan sales agreements. The volume of contingent loan repurchases, if any, is largely dependent on the quality of loan underwriting and systems employed by UFM for quality control in the production of mortgage loans. UFM may remarket these loans to alternate investors after repurchase and cure of the borrowers' defects. To date, loans submitted for repurchase have not been material and have not had a material adverse effect on the results of operations, financial condition or liquidity of UFM or the Company.

UFM also originates government guaranteed FHA and VA loans that are also sold to third party investors. The Department of Housing and Urban Development ("HUD") periodically audits loan files of government guaranteed loans and may require UFM to execute indemnification agreements on loans which do not meet certain predefined underwriting guidelines or may require the repurchase of the underlying loan. To date, the number of required indemnification agreements, or loan repurchases have not been material and no subsequent losses have been incurred. Loan indemnifications and repurchases under the FHA and VA and VHDA loan programs have not had a material adverse effect on the financial condition, results of operations or cash flows of UFM or the Company.

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

Financial instruments whose contract amounts represent credit risk at September 30, 2003 are commitments to extend credit (including availability of lines of credit) of $91.2 million and standby letters of credit and financial guarantees written of $7.2 million. In addition, at September 30, 2003, UFM had commitments to originate loans of $88.8 million. Of these commitments, the fallout/pullthrough model employed by UFM identified $57.8 million that are anticipated to close.

In September 2003, the Company issued, through FCBI Capital Trust, $15.0 million of trust preferred securities in a private placement. In connection with the issuance of the preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that FCBI Capital Trust has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and
(iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution.

NOTE 6. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which is comprised of unrealized gains and losses on securities available for sale, detailed as follows:

                                                                       NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                  SEPTEMBER 30  SEPTEMBER 30    SEPTEMBER 30  SEPTEMBER 30
                                                                      2003         2002             2003         2002
                                                                  ------------- ------------    ------------  ------------
                                                                    (AMOUNTS IN THOUSANDS)        (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Unrealized (losses) gains arising during the period               $    (2,876)  $    10,430     $    (5,935)  $     3,487
Related income tax benefit (expense)                                    1,151        (4,178)          2,374        (1,395)
                                                                  -----------   -----------     -----------   -----------
Unrealized (losses) gains arising during the period, net of tax        (1,725)        6,252          (3,561)        2,092
Reclassification adjustment for gains realized in net
  income                                                               (1,180)         (208)         (1,037)          (22)
Tax expense of reclassification                                           472            83             415             9
                                                                  -----------   -----------     -----------   -----------
Other comprehensive (loss) gain                                        (2,433)        6,127          (4,183)        2,079
Beginning accumulated other comprehensive gain                          6,761           755           8,511         4,803
                                                                  -----------   -----------     -----------   -----------
Ending accumulated other comprehensive income                     $     4,328   $     6,882     $     4,328   $     6,882
                                                                  ===========   ===========     ===========   ===========

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

                                                     NINE MONTHS ENDED SEPTEMBER 30, 2003
                                       ------------------------------------------------------------------
                                                             (AMOUNTS IN THOUSANDS)
                                        COMMUNITY      MORTGAGE
                                         BANKING       BANKING      PARENT    ELIMINATIONS       TOTAL
                                       -----------    ---------   ---------   ------------    -----------
NET INTEREST INCOME                    $    47,239    $     455   $     156   $       (51)    $    47,799
PROVISION FOR LOAN LOSSES                    2,679            -           -             -           2,679
                                       -----------    ---------   ---------   -----------     -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           44,560          455         156           (51)         45,120
OTHER INCOME                                10,333        6,921       1,006          (210)         18,050
OTHER EXPENSES                              27,454        7,440         486          (261)         35,119
                                       -----------    ---------   ---------   -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES           27,439          (64)        676             -          28,051
INCOME TAX EXPENSE (BENEFIT)                 7,739          (26)        394             -           8,107
                                       -----------    ---------   ---------   -----------     -----------
NET INCOME (LOSS)                      $    19,700    $     (38)  $     282   $         -     $    19,944
                                       ===========    =========   =========   ===========     ===========

AVERAGE ASSETS                         $ 1,588,600    $  58,223   $ 164,235   $  (216,858)    $ 1,594,200
                                       ===========    =========   =========   ===========     ===========

TOTAL ASSETS                           $ 1,672,505    $  21,735   $ 190,047   $  (204,951)    $ 1,679,336
                                       ===========    =========   =========   ===========     ===========

                                                       Nine Months Ended September 30, 2002
                                       -------------------------------------------------------------------
                                                             (Amounts in Thousands)
                                        Community      Mortgage
                                         Banking       Banking       Parent      Eliminations     Total
                                       -----------   -----------   -----------   ------------  -----------
Net interest income                    $    44,714   $       685   $       196   $        61   $    45,656
Provision for loan losses                    3,261             -             -             -         3,261
                                       -----------   -----------   -----------   -----------   -----------
Net interest income after provision
  for loan losses                           41,453           685           196            61        42,395
Other income                                 7,994         7,594           413          (186)       15,815
Other expenses                              24,035         6,758           638          (125)       31,306
                                       -----------   -----------   -----------   -----------   -----------
Income (loss) before income taxes           25,412         1,521           (29)            -        26,904
Income tax expense (benefit)                 7,384           591           (12)            -         7,963
                                       -----------   -----------   -----------   -----------   -----------
Net income (loss)                      $    18,028   $       930   $       (17)  $         -   $    18,941
                                       ===========   ===========   ===========   ===========   ===========

Average assets                         $ 1,459,414   $    55,155   $   141,203   $  (192,399)  $ 1,463,373
                                       ===========   ===========   ===========   ===========   ===========

Total assets                           $ 1,477,369   $    73,957   $   150,454   $  (217,873)  $ 1,483,907
                                       ===========   ===========   ===========   ===========   ===========

NOTE 8. RECENT ACCOUNTING DEVELOPMENTS

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

The Statement is effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). This statement did not have a material impact on the Company's results of operations, financial condition, or liquidity.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149 amends Statement 133 as a result of:

    - Decisions previously made as part of the Derivatives Implementation Group ("DIG") process,

    - Changes made in connection with other Board projects dealing with financial instruments, and

    - Deliberations in connection with issues raised in relation to the application of the definition of a derivative.

The Statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. However, the provisions of Statement 149 that merely represent the codification of previous DIG decisions, are already effective and will continue to be applied in accordance with their prior respective effective dates. This Statement did not have a material adverse impact on the Company's results of operations, financial condition, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities", which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. At its October 8, 2003 meeting, the FASB agreed to a broad-based deferral of the effective date of FIN No. 46 for public companies until the end of periods ending after December 15, 2003. Additionally, the Board agreed to certain other modifications to the FIN No. 46 during the October 8 meeting. In its current form, Fin 46 requires the Company to de-consolidate its investment in the trust preferred securities issued by FCBI Capital Trust in September 2003. The de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, such as FCBI Capital Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

As of September 30, 2003, $15 million in trust preferred securities issued by FCBI Capital Trust were outstanding that are treated as Tier 1 capital for bank regulatory purposes. If FCBI's outstanding trust preferred securities at September 30, 2003 were not treated as Tier 1 capital at that date, FCBI's Tier 1 leverage capital ratio would have declined from 8.60% to 7.69%, its Tier 1 risk-based capital ratio would have declined from 13.06% to 11.68%, and its total risk-based capital ratio would have declined from 14.34% to 12.96% as of September 30, 2003. These reduced capital ratios would continue to meet the applicable "well capitalized" Federal Reserve capital requirements.

With respect to interests subject to FIN 46, including low income housing investments, the Company is in the process of determining if it is the primary beneficiary of the variable interest entities. The Company's maximum estimated exposure to these low income housing partnerships is approximately $4.3 million (which reflects a combination of the unamortized basis in these entities, of $1.8 million, combined with the maximum potential tax credit recapture from the underlying partnerships of $2.5 million). In addition, the Company has no obligation to advance any additional funds or to fund any loan commitment to these partnerships.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies", relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance rather than price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002. The requirements of FIN 45 did not have a material impact on results of operations, financial condition, or liquidity in the first nine months of 2003.

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

NOTE 9. EARNINGS PER SHARE

The following schedule details earnings and shares used in computing basic and diluted earnings per share for the nine and three months ended September 30, 2003 and 2002.

                                                  FOR THE NINE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                                SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                                    2003             2002             2003            2002
                                                -------------    -------------    -------------    -------------
Basic:
Net income (in thousands)                       $      19,944    $      18,941    $       6,229    $       6,586
Weighted average shares outstanding                11,047,199       10,929,010       11,262,180       10,920,876
Earnings per share                              $        1.81    $        1.73    $        0.55    $        0.60

Diluted:
Net income (in thousands)                       $      19,944    $      18,941    $       6,229    $       6,586
Weighted average shares outstanding                11,047,199       10,929,010       11,262,180       10,920,876
Dilutive shares for stock options                      91,479           51,862          117,264           55,074
Contingently issuable shares for acquisition            4,497                -            4,497                -
Weighted average dilutive shares outstanding       11,143,175       10,980,872       11,383,941       10,975,950
Earnings per share-dilutive                     $        1.79    $        1.73    $        0.55    $        0.60

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

In developing the allowance for loan losses, the Company also considers various inherent risk factors, such as current economic conditions, the level of delinquencies and non-accrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, and any concentration of credits in certain industries or geographic areas. In addition, management continually evaluates the adequacy of the allowance for loan losses and makes specific adjustments to the allowance based on the results of risk analysis in the credit review process, the recommendation of regulatory agencies, and other factors, such as loan loss experience and prevailing economic conditions.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Audit Committee of the Board of Directors
First Community Bancshares, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of September 30, 2003, and the related consolidated statements of income for the three and nine months ended September 30, 2003 and 2002 and the consolidated statements of cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

October 22, 2003

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

The Company is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.7 billion at September 30, 2003. Through the Bank, FCBI provides financial, mortgage brokerage and origination and trust and investment advisory services to individuals and commercial customers through 47 full-service banking locations in West Virginia, Virginia and North Carolina as well as 10 mortgage brokerage facilities operated by UFM, a wholly owned subsidiary of the Bank. The Bank also operates Stone Capital, an investment advisory firm with offices in Beckley, West Virginia.

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

These forward-looking statements include, among others, statements with respect to the Company's beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from that expressed in such forward-looking statements; the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Company's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company's non-interest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management's evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of FCBI's regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographic areas in which First Community conducts business.

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

LOANS HELD FOR SALE, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: UFM provides a distribution outlet for the sale of loans produced by UFM's wholesale and retail operations. It originates residential mortgage loans through its production offices located in Eastern Virginia and sells the majority of its loans through pooled commitments to national investors on a servicing released basis. In addition, UFM acquires loans from a network of wholesale brokers for subsequent resale to these national investors. UFM originates all loans with the positive intent to sell. Loans held for sale are stated at the lower of cost or market ("LOCOM"). The LOCOM analysis on pools of homogeneous loans is applied on a net aggregate basis. Interest income with respect to loans held for sale is accrued on the principal amount outstanding. LOCOM valuation techniques applicable to loans held for sale are based on estimated market price indications for similar loans. Pricing estimates are established by participating mortgage purchasers and prevailing economic conditions. The majority of the loans held for sale have established market pricing indications. The loans held for sale portfolio at September 30, 2003 was $16.7 million compared to $66.4 million at December 31, 2002.

Risks associated with this lending function include interest rate risk, which is mitigated through the utilization of financial instruments (commonly referred to as derivatives) to assist in offsetting the effect of changing interest rates. The Company accounts for these instruments in accordance with FASB Statement No. 133, as amended "Accounting for Derivative Instruments and Hedging Activity." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. UFM uses forward mortgage contracts and options (short position sales and options) to manage interest rate risk in the pipeline of loans and interest rate lock commitments ("RLCs") from the point of the loan commitment to the subsequent allocation and delivery to outside investors. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments and options are placed with counter-parties to attempt to counter the effect of changing interest rates. The options and forward commitments to sell securities are considered to be derivatives and, as such, are recorded on the consolidated balance sheets at fair value and the changes in fair value are reflected in the consolidated statements of income.

The fair value of the RLCs is based on prevailing interest rates, expected servicing release premiums and the assumed probability of closing (pull-through). The assumption of a given pull-through percentage also enters into the determination of the volume of derivative contracts. Pull-through assumptions are continually monitored for changes in the interest rate environment and characteristics of the pool of RLCs. Differences between pull-through assumptions and actual pull-through could result in a mismatch in the volume of security contracts corresponding to RLCs and lead to volatility in profit margins on the loan products ultimately delivered.

At September 30, 2003, UFM held an investment in forward mortgage contracts with a notional value of $54.0 million and mortgage-backed security put options totaling $8.0 million. These instruments are collectively referred to as hedging instruments or securities. These contracts hedge interest rate risk associated with RLCs and closed loans not allocated to a forward commitment of $57.8 million. At September 30, 2003, the fair value of the securities was a liability of $588,000, which represents a $117,000 increase from the fair value at December 31, 2002. In addition, the fair value of the RLCs at September 30, 2003 was $1.3 million, which represents a $927,000 decline from the fair value at December 31, 2002. The market valuation of RLCs at September 30, 2003 assumes a 65.08% RLC pull- through. If actual pull-through in succeeding months proves to be more or less than 65.08%, the full market value of RLCs may or may not be realized and/or the valuation of RLCs may change. The valuation of RLCs is considered critical because of the impact of borrower behavior and the impact that this behavior pattern will have on the pull-through ratio during times of significant rate volatility. Customer behavior is modeled by a mathematical tool based upon historical pull-through experience; however, substantial volatility can be experienced, as has been the case over the last eighteen months, as a result of the general movement in mortgage rates. As a result daily pull-through has varied significantly over this time period. Customer behavior is difficult to model. However, the mathematical tool utilized by UFM incorporates volatility derived from market data in an attempt to anticipate borrower reaction to market rate movements.

For the nine months ended September 30, 2003, the Company incurred $1.2 million in the cost of forward mortgage derivative contracts to originate and sell $742.0 million in loans compared to the first nine months of the prior year in which $494.1 million in loans were originated for sale with underlying forward mortgage contracts that cost $4.6 million. The lower cost of forward mortgage contracts between the two years is reflective of the volatility of the pricing of these types of contracts during times of significant interest rate volatility. Although the pricing of the contracts was favorable to the Company in the current year, UFM's pricing and margin on loans sold was substantially less favorable as a result of the market pricing dynamics and significant competitive forces. The significant decrease in hedging cost as well as the market price of loans sold, demonstrate the potential volatility to earnings and the sensitivity to pull-through assumptions. The cost of these derivative contracts are included as a component of mortgage banking income in the consolidated statements of income, which represents the net revenues associated with the origination, holding and sale of mortgage loans.

RECENT ACQUISITIONS AND BRANCHING ACTIVITY

In June 2003, the Company acquired CommonWealth , a Virginia-chartered commercial bank for total consideration of approximately $23.2 million. The merger was accomplished through the exchange of .9015 shares of the Company's common stock valued at $30.50, cash, or a combination of the Company's stock and cash equivalent to $30.50 for each share of CommonWealth common stock. At acquisition, CommonWealth had total assets of $136.5 million, net loans of $120.0 million and total deposits of $105.0 million.

In the second and third quarters of 2003, the Company opened two denovo branches and has one under development in Winston-Salem, North Carolina. It is anticipated that these branches will not be profitable until market development has proven successful and adequate loan balances and corresponding loan revenue are established to support the added facilities, infrastructure and other operating costs of these branches.

RESULTS OF OPERATIONS

GENERAL

For the first nine months ("year-to-date") of 2003, net income totaled $19.9 million, which was $1.0 million, or 5.3% higher than net income of $18.9 reported for the corresponding period in 2002. The 2003 year-to-date net income resulted in basic earnings per share of $1.81 versus $1.73 in 2002, a 4.6% increase, and diluted earnings per share of $1.79 versus $1.73, in 2002, a 3.5% increase. Year-to date net income in 2003 increased as a result of a $2.1 million increase in net interest income and a $2.2 million increase in other operating income. Although the Company experienced gains in sources of operating revenue of approximately $4.3 million, increases were also incurred in other operating expense categories totaling $3.8 million as more fully discussed below.

For the three months ended ("third quarter") September 30, 2003, net income totaled $6.2 million, which was $357,000, or 5.4% lower than net income of $6.6 million reported for the corresponding period in 2002. Net income for the third quarter of 2003 resulted in basic and diluted earnings per share of $0.55 versus $0.60 basic and diluted earnings per share reported in the third quarter of 2002, an 8.3% decrease. The most significant changes in sources of income when comparing the current and prior year quarters were a $1 million increase in net interest income and $1 million in security gains. However, offsetting these gains were a $1.7 million decrease in mortgage banking income and a $2.3 million increase in other operating expenses.

NET INTEREST INCOME YEAR-TO-DATE COMPARISON (SEE TABLE I)

Net interest income, the largest contributor to earnings, was $47.8 million for the nine months ended September 30, 2003 compared to $45.7 million for the corresponding period in 2002. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. As indicated in Table I, tax equivalent net interest income totaled $50.5 million for the nine months ended September 30, 2003, an increase of $2.0 million from the $48.5 million reported in the first nine months of 2002. This $2.0 million increase was based on a $3.1 million increase due to volume changes as earning assets were added to the portfolio at declining replacement rates, which was partially offset by a $1.1 million reduction due to rate changes on the underlying assets as asset yields fell in the declining rate environment. Management was able to help counter the effect of the declining asset yield through aggressive management of deposit rates offered. Average earning assets increased $117.5 million while interest-bearing liabilities increased $90.6 million. As indicated in Table I, the yield on average earning assets decreased 89 basis points from 7.44% for the nine months ended September 30, 2002 to 6.55% for the nine months ended September 30, 2003. However, this decrease was largely offset by an 80 basis point decline in the cost of funds during the same periods leaving the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) at September 30, 2003 slightly lower at 4.21% compared to 4.30% the same period last year. The Company's tax equivalent net interest margin of 4.58% for the nine months ended September 30, 2003 decreased 20 basis points from 4.78% in 2002.

The largest contributor to the decrease in the yield on average earning assets in 2003, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 61 basis points from the prior year to 7.35%, as loans repriced downward in response to the declining rate environment while the average balance increased $36.5 million. The decline in asset yield is attributable to the current interest rate environment which creates refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, asset yields have declined in response to rate cuts and drops in the prime loan rate which began in 2001, continued in 2002 and continues to remain at lows not seen in over 40 years.

The balance of average loans held for sale increased by $2.2 million while the yield decreased 141 basis points to 5.34%. The yield on loans held for sale is much more sensitive to interest rate change since these loans are only held for 30 to 60 days and are replenished with new loan volume at the then prevailing rates. The change in rate on this pool of loans is reflective of the volatility experienced in mortgage rates and the underlying mortgage-backed securities into which they are delivered. The average secondary market loan originated through the Company's mortgage subsidiary varied in rate during the current year from a high in January 2003 of 6.625% to 4.75% in June 2003.

During the nine months ended September 30, 2003, the taxable equivalent yield on securities available for sale decreased 111 basis points to 4.90% while the average balance increased by $53.2 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as the refinancing opportunity presents itself. Although the total portfolio grew by $94.6 million from December 31, 2002, the relative rate on securities acquired since December 31, 2002 has declined substantially. The increasing average security balance is the result of continued reinvestment of available funds largely created by higher average deposit levels. Both the average balance and tax equivalent yield on investment securities held to maturity remained relatively stable with a decrease in yield of only 6 basis points to 8.10% and a $1.4 million decrease in average balance from the first nine months of 2002.

Compared to the first nine months of 2002, average interest-bearing balances with banks increased $26.3 million while the yield decreased 4 basis points. This average balance increase was largely the result of funds received from new deposit growth in existing markets and deposits obtained in the acquisition of Greenville in the fourth quarter of 2002 as well as the continued cash flow roll-off experience in the loan and investment portfolio.

The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities decreased by 80 basis points from 3.14% for the nine months ended September 30, 2002 to 2.34% for the same period of 2003 while the average volume increased $90.6 million. Active deposit liability pricing management is performed weekly.

Average FHLB borrowings decreased by $8.2 million when comparing the nine months ended September 30, 2003 to the corresponding period of the prior year as a result of maturities which were partially offset by additional borrowings in connection with the CommonWealth acquisition. The average rate paid on these borrowings decreased 69 basis points to 5.20% in 2003 versus 5.89% in 2002.

In addition, the average balances of interest-bearing demand and savings deposits increased $32.3 and $17.2 million, respectively, during the nine months ended September 30, 2003 while the corresponding average rate paid on these deposit categories declined 40 and 54 basis points, respectively. Average time deposits increased $34.9 million while the average rate paid decreased 93 basis points from 3.87% in 2002 to 2.94% in 2003. Likewise, average Fed Funds and repurchase agreements increased $14.5 million while the average rate decreased 50 basis points. The level of average noninterest-bearing demand deposits increased $17.9 million to $174.7 million at September 30, 2003 compared to the corresponding period of the prior year. Approximately $24.6 million and $27.0 million of the $84.4 million increase in average interest-bearing deposit growth is attributable to the acquisitions of Greenville in the fourth quarter of 2002 and CommonWealth in June 2003, respectively.

NET INTEREST INCOME - QUARTERLY COMPARISON (SEE TABLE II)

Net interest income for the quarter ended September 30, 2003 was $17.0 million compared to $16.0 million for the same period in 2002, an increase of $1.0 million. Likewise, tax equivalent net interest income increased $936,000 from $17.0 million for the quarter ended September 30, 2002, to $17.9 million for the quarter ended September 30, 2003 (refer to Table II). A 77 basis point decrease in the rate paid on interest-bearing liabilities partially offset a 103 basis point decline in the average rate earned on interest-earning assets, resulting in a decrease in the net interest margin of 38 basis points to 4.55% for the quarter ended September 30, 2003. While the net interest margin decreased, average earning assets increased $195.4 million in the third quarter of 2003 compared to the third quarter of 2002 resulting in the improvements in net interest income. The largest increases in average earning assets included increases in average loans held for investment of $101.4 and securities available for sale of $81.3 million. The $936,000 increase in net interest income was achieved through the combined effect of changes in volume and corresponding rates on the underlying assets and liabilities. Earnings attributable to the net volume increase in earning assets over paying liabilities was approximately $6.9 million while the effect of declining rates represented an offsetting net reduction of approximately $5.9 million for a combined effect on net interest income of $936,000.

As previously mentioned, the impact of the declining interest rate environment continued to reduce asset yields as assets repriced into lower interest rate products and as securities were replaced with lower yielding instruments reflecting the lower rate environment. This refinancing/repricing scenario is reflected in all categories of interest earning assets. Management continues to focus on margin enhancement by funding the balance sheet growth with lower priced deposits and borrowings without significantly extending balance sheet duration (the weighted average maturity) in anticipation of future rate increases. In the third quarter of 2003, average interest-bearing deposits with banks increased $8.5 million and Fed Funds Sold increased $113,000 and average loans held for sale increased $7.0 million when compared to the third quarter of the prior year. The increase in liquid assets is a direct result of higher asset prepayment speeds noted in the loans and security portfolios as well as a general increase in borrowings and the issuance of $15 million in trust-preferred securities in September 2003.

Similar to the decline in asset yields created by the current interest rate cycle, deposit and borrowing costs also have been adjusted where possible to obtain this benefit on the liability side of the balance sheet. As previously mentioned, management continues to strive for lower cost funding in light of current asset yields. Management monitors the overall performance of assets and interest-bearing liabilities through the Company's product management group. Total interest-bearing liabilities increased $163.4 million with average interest-bearing deposits increasing $109.8 million. The average rate paid on paying liabilities and deposits dropped 77 and 76 basis points, respectively. For the same periods, average Fed Funds purchased and repurchase agreements increased $17.3 million while the average rate decreased 63 basis points. Average short-term borrowings increased $36.1 million while the rate decreased 135 basis points.

TABLE I    AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                   NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2003                       SEPTEMBER 30, 2002
                                          AVERAGE      INTEREST    YIELD/RATE      AVERAGE       INTEREST   YIELD/RATE
                                          BALANCE         (1)          (1)         BALANCE         (1)         (1)
                                        --------------------------------------   --------------------------------------
Earning Assets:
Loans (2):
Held for Sale                           $    52,134   $     2,084         5.34%  $    49,906   $     2,521         6.75%
Held for Investment:
  Taxable                                   951,313        52,264         7.35%      913,785        54,385         7.96%
  Tax-Exempt                                  5,530           311         7.51%        6,550           402         8.20%
                                        -----------   -----------                -----------   -----------
     Total                                  956,843        52,575         7.35%      920,335        54,787         7.96%
Allowance for Loan Losses                   (14,717)                                 (14,391)
                                        -----------   -----------                -----------   -----------
  Net Total                                 942,126        52,575                    905,944        54,787
Securities Available for  Sale:
  Taxable                                   306,905         9,573         4.17%      251,945        10,145         5.38%
  Tax-Exempt                                 92,563         5,079         7.34%       94,338         5,421         7.68%
                                        -----------   -----------                -----------   -----------
  Total                                     399,468        14,652         4.90%      346,283        15,566         6.01%
Securities Held to Maturity:
  Taxable                                       602            33         7.33%        1,708            91         7.12%
  Tax-Exempt                                 39,274         2,383         8.11%       39,531         2,427         8.21%
                                        -----------   -----------                -----------   -----------
  Total                                      39,876         2,416         8.10%       41,239         2,518         8.16%
Interest Bearing Deposits                    40,162           481         1.60%       13,844           170         1.64%
Fed Funds Sold                                  950             9         1.27%            -             -            -
                                        -----------   -----------                -----------   -----------
  Total Earning Assets                    1,474,716   $    72,217         6.55%    1,357,216   $    75,562         7.44%
Other Assets                                119,484                                  106,157
                                        -----------                              -----------
  Total                                 $ 1,594,200                              $ 1,463,373
                                        ===========                              ===========
Interest-Bearing  Liabilities:
Demand Deposits                         $   219,463         1,088         0.66%  $   187,191         1,487         1.06%
Savings Deposits                            183,859           891         0.65%      166,638         1,484         1.19%
Time Deposits                               609,488        13,413         2.94%      574,624        16,631         3.87%
                                        -----------   -----------                -----------   -----------
  Total Deposits                          1,012,810        15,392         2.03%      928,453        19,602         2.82%
Fed Funds Purchased & Repurchase
  Agreements                                 99,520         1,292         1.74%       85,059         1,427         2.24%
FHLB Convertible and Callable Advances      117,420         4,564         5.20%      125,659         5,537         5.89%
Other Borrowings                             10,109           450         5.95%       10,091           451         5.98%
                                        -----------   -----------                -----------   -----------
  Total Interest-bearing liabilities      1,239,859        21,698         2.34%    1,149,262        27,017         3.14%
Demand Deposits                             174,680                                  156,814
Other Liabilities                            15,337                                   15,348
Stockholders' Equity                        164,324                                  141,949
                                        -----------                              -----------
  Total                                 $ 1,594,200                              $ 1,463,373
                                        ===========   -----------                ===========   -----------
Net Interest Income, tax equivalent                   $    50,519                              $    48,545
                                                      ===========                              ===========
Net Interest Rate Spread (3)                                              4.21%                                    4.30%
                                                                   ===========                              ===========
Net Interest Margin (4)                                                   4.58%                                    4.78%
                                                                   ===========                              ===========

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

TABLE II     AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                  THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                  SEPTEMBER 30, 2003                       SEPTEMBER 30, 2002
                                          AVERAGE      INTEREST    YIELD/RATE      AVERAGE       INTEREST   YIELD/RATE
                                          BALANCE         (1)          (1)         BALANCE         (1)         (1)
                                        --------------------------------------   --------------------------------------
Earning Assets:
Loans (2):
Held for Sale                           $    58,750   $       800         5.40%  $    51,779   $       851         6.52%
Held for Investment:
  Taxable                                 1,025,798        18,533         7.17%      922,752        18,510         7.96%
  Tax-Exempt                                  5,077            91         7.13%        6,742           134         7.88%
                                       ------------   -----------                -----------   -----------
     Total                                1,030,875        18,624         7.17%      929,494        18,644         7.96%
Allowance for Loan Losses                   (15,807)                                 (14,278)
                                        -----------   -----------                -----------   -----------
  Net Total                               1,015,068        18,624                    915,216        18,644
Securities Available for  Sale:
  Taxable                                   327,397         3,073         3.72%      241,722         3,217         5.28%
  Tax-Exempt                                 88,991         1,591         7.10%       93,353         1,767         7.51%
                                        -----------   -----------                -----------   -----------
  Total                                     416,388         4,664         4.44%      335,075         4,984         5.90%
Securities Held to Maturity:
  Taxable                                       553             8         5.74%        1,086            20         7.31%
  Tax-Exempt                                 38,699           789         8.09%       39,531           816         8.19%
                                        -----------   -----------                -----------   -----------
  Total                                      39,252           797         8.05%       40,617           836         8.16%
Interest Bearing Deposits                    29,901           127         1.69%       21,358            88         1.63%
Fed Funds Sold                                  113             1         0.96%            -             -            -
                                        -----------   -----------                -----------   -----------
  Total Earning Assets                    1,559,472   $    25,013         6.36%    1,364,045   $    25,403         7.39%
Other Assets                                137,175                                  105,564
                                        -----------                              -----------
  Total                                 $ 1,696,647                              $ 1,469,609
                                        ===========                              ===========
Interest-Bearing  Liabilities:
Demand Deposits                         $   237,931           356         0.59%  $   184,220           495         1.07%
Savings Deposits                            186,503           280         0.60%      179,142           561         1.24%
Time Deposits                               621,930         4,297         2.74%      573,216         5,149         3.56%
                                        -----------   -----------                -----------   -----------
  Total Deposits                          1,046,364         4,933         1.87%      936,578         6,205         2.63%
Fed Funds Purchased & Repurchase
  Agreements                                108,484           416         1.52%       91,199           494         2.15%
FHLB convertible and callable advance       146,117         1,613         4.38%      110,000         1,590         5.73%
Other Borrowings                             10,235           152         5.89%       10,055           151         5.96%
                                        -----------   -----------                -----------   -----------
  Total Interest-bearing liabilities      1,311,200         7,114         2.15%    1,147,832         8,440         2.92%
Demand Deposits                             195,056                                  158,799
Other Liabilities                            15,163                                   14,854
Stockholders' Equity                        175,228                                  148,124
                                        -----------                              -----------
  Total                                 $ 1,696,647                              $ 1,469,609
                                        ===========   -----------                ===========   -----------
Net Interest Income, tax equivalent                   $    17,899                              $    16,963
                                                      ===========                              ===========
Net Interest Rate Spread (3)                                              4.21%                                    4.47%
                                                                   ===========                              ===========
Net Interest Margin (4)                                                   4.55%                                    4.93%
                                                                   ===========                              ===========

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

The allowance for loan losses was $15.7 million on September 30, 2003, compared to $14.4 million at December 31, 2002 and $14.1 million on September 30, 2002. The allowance for loan losses represents 653% of non-performing loans at September 30, 2003, versus 455% and 263% at December 31, 2002 and September 30, 2002, respectively. When other real estate is combined with non-performing loans, the allowance equals 326% of non-performing assets at September 30, 2003 versus 239% and 176% at December 31, 2002 and September 30, 2002, respectively. The increase in the allowance since year-end 2002 is primarily attributable to the acquisition of CommonWealth and the application of risk factors specific to this portfolio. The allowance attributable to the CommonWealth portfolio at the date of acquisition was $1.6 million.

FCBI's allowance for loan loss activity for the nine and three month periods ended September 30, 2003 and 2002 are as follows:

                                    FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                          SEPTEMBER 30                    SEPTEMBER 30
                                      2003           2002             2003           2002
                                  ------------   ------------     ------------   ------------
                                     (DOLLARS IN THOUSANDS)          (DOLLARS IN THOUSANDS)
Beginning balance                 $     14,410   $     13,952     $    15,708    $     14,194
Provision                                2,679          3,261             782           1,302
Common Wealth balance acquired           1,584              -               -               -
Charge-offs                             (4,100)        (3,654)           (991)         (1,591)
Recoveries                               1,107            521             181             175
                                  ------------   ------------     -----------    ------------
Ending Balance                    $     15,680   $     14,080     $    15,680    $     14,080
                                  ============   ============     ===========   =============

Based on the allowance for loan losses of approximately $15.7 million and $14.1 million at September 30, 2003 and 2002, respectively, the allowance to loans held for investment ratio was 1.53 at September 30, 2003 vs. 1.52 for September 30, 2002. Management considers the allowance adequate based upon its analysis of the portfolio as of September 30, 2003.

The provision for loan losses for the nine and three month periods ended September 30, 2003 decreased $582,000 and $520,000, respectively, when compared to the nine month and three month periods ending September 30, 2002. In both instances, the decrease is largely attributable to improving asset quality and loan loss history, changes in risk factors assigned and a decline in volume within certain portfolio segments. Net charge-offs for the first nine months of 2003 and the corresponding period of 2002 were $3 million and $3.l million, respectively. Expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.34% for the nine-month period of 2002, to 0.31% for the same period of 2003 due to the increase in average loans of $36.5 million. Net charge-offs for the third quarter 2003 were $810,000 vs. $1.4 million for the third quarter 2002.

NON-INTEREST INCOME

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $2.2 million, or 14.19%, from $15.8 million for the nine months ended September 30, 2002 to $18.0 million for the corresponding period in 2003. Gains on the sale of securities of $983,000 were the largest contributor to this increase, almost entirely due to the sale of certain short-term equity investments in the third quarter of 2003 held by the parent company.

Along with the increase in deposits, service charges on deposit accounts increased $770,000, or 15.0% primarily as the result of the Company's overdraft program that allows well-managed customer deposit accounts flexibility in managing overdrafts to their accounts. In addition, other service charges, commissions and fees increased $613,000 for the first nine months of 2003 compared to that of 2002. Fiduciary earnings representing asset management fees on trust and agency accounts also increased $243,000 for the first nine months of 2003 as a direct result of estate and trust management activity, including the operations of Stone Capital acquired in January 2003. Other operating income increased $299,000. Mortgage banking income is discussed in more detail below.

Total non-interest income of $5.1 million for the third quarter of 2003 increased only $88,000 compared to the third quarter of 2002. Service charges on deposit accounts and other service charges, commissions and fees increased $457,000 in aggregate. As mentioned in the year-to-date discussion, gain on sale of securities increased $1.0 million for the third quarter of 2003 compared to that of 2002 due to the sale of certain short-term equity investments and fiduciary earnings increased $106,000. Other miscellaneous income increased $240,000. Increases were noted in all sources of non-interest income for the quarter with the exception of mortgage banking income as described below.

Mortgage banking income was $507,000 in the third quarter of 2003 vs. $2.2 million for the third quarter of 2002, a decrease of approximately $1.7 million. This decline during the third quarter of 2003 was primarily due to a decline in the gain on sale of loans of $5.3 million, an increase in income recognized on settlement of hedging securities of $4.9 million, and a decline in the fair value of the derivative instruments of $1.4 million. The reduction in third quarter 2003 earnings stems from reduced margins in the mortgage banking segment as a result of volatility in mortgage interest rates, intensified market competition for origination volume, reduced pricing from national investors and consumer uncertainty which led to a significant decrease in loan application volume within the quarter.

While no assurance can be given as to the future direction of interest rates and its impact in the market place, over recent weeks, mortgage rates have stabilized and application volume has increased.

This third quarter 2003 decrease resulted in a year to date reduction in mortgage banking income of $673,000 to $6.9 million for the nine months ended September 30, 2003 versus $7.6 million for the nine months ended September 30, 2002. This decline in mortgage banking income for the nine months ended September 30, 2003 over the same period in 2002 was primarily due to a decline in the gain on sale of loans of $2.3 million, an increase in income recognized on settlement of hedging securities of $3.4 million, an increase in other mortgage banking revenue of $400,000 and a decline in the fair value of the derivative instruments of $900,000.

UFM recognized losses on the sale of loans for the third quarter of 2003 of $1.1 million and income on hedging securities of $2.1 million. This contrasts with the gains on loans recognized in the comparable quarter of the prior year of $4.2 million and expense of hedging instruments of $3.8 million. On a year-to-date basis, gains on the sale of loans of $6 million were recorded in 2003 vs. $8.3 million reported for the nine months ended September 30, 2002 while the expense associated with hedging for the current and prior year-to-date periods were $1.2 million and $4.6 million, respectively. The decline in the gain on sale of loans and the resulting increase in income recognized on the settlement of securities in the third quarter 2003 were impacted significantly by extreme fluctuations in mortgage and mortgage-backed security interest rates. These fluctuations, in turn, prompted investors to reduce service premiums paid on loans due to the likelihood of borrower refinancing potential, thus reducing the investment value of the loan.

In addition, the third quarter of 2003 was impacted by extreme fluctuations in pull-through (which are loan commitments extended that turn into loans) or in contrast fallout percentage (loans that "fall out" as the loan customer opts not to close) as mortgage rates increased over 100 basis points from a low in June 2003 of almost 4.50% to an average rate in August of 5.75%. This increase in rates created a greater incentive for borrowers to close loans previously locked at lower rates and thus resulted in loan sold volume for the quarter of $273 million compared to $178 million reported in the third quarter 2002.

Extreme fluctuations in interest rates also impacted the securities market for hedging instruments. This volatility negatively impacted the net yield of the combined margin upon subsequent sale and delivery of the loans and securities to investors.

As noted above, mortgage banking income was also significantly impacted by the change in the fair value of the loan commitments and securities during the third quarter of 2003 and the nine months ended September 30, 2003. The impact of marking the loan commitments and securities to market resulted in a reduction in mortgage banking earnings during the third quarter of 2003 of $1.4 million and a reduction for the nine months, since December 2002, of $900,000. The year-to-date reduction occurred as the net fair value declined from $1.7 million at year-end 2002 to $800,000 at September 30, 2003. The fair value of the loan commitments declined by $927,000 and $271,000 during the nine months ended September 30, 2003 and the third quarter of 2003, respectively, due to a significant change in the volume as loan commitments declined from $120 million at December 31, 2002 and $180 million at June 30, 2003 to $88.8 million at September 30, 2003. In addition, the fair value of the hedging securities increased by $117,000 during the nine months ended September 30, 2003 but declined $1.1 million during the third quarter of 2003 due to a significant change in price of the securities and a significant decline in the volume of securities. Securities outstanding declined from $75 million at December 31, 2002 and $129 million at June 30, 2003 to $62 million at September 30, 2003.

NON-INTEREST EXPENSE

Non-interest expense totaled $35.1 million for the nine months ended September 30, 2003, increasing $3.8 million, or 12.2% over the corresponding period in 2002. This increase is primarily attributable to a $2.7 million increase in salaries and benefits as a result of variable costs of increased loan production by UFM, the addition of Greenville in late 2002, the addition of CommonWealth in June 2003 as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth, including three newly established branches in Winston-Salem, North Carolina.

In the first nine months of 2003, occupancy expense increased by $373,000 when compared to the first nine months of 2002. The general level of occupancy cost grew partially as a result of the Greenville and CommonWealth acquisitions as well as increases in depreciation and insurance costs associated with new branches.

All other operating expense accounts increased $756,000 for the first nine months of 2003 compared to the same period of 2002. Again, this increase was largely attributable to the Monroe and CommonWealth acquisitions along with the three denovo branches opened and under development in the second and third quarters of 2003, as well as higher operating costs associated with UFM's loan production.

Non-interest expense for the three months ended September 30, 2003 totaled $12.6 million, a $2.4 million increase over the $10.2 million for the quarter ended September 30, 2002. The majority of this increase was a $1.4 million increase in salaries and employee benefits which is partially attributable to the Greenville and CommonWealth acquisitions, increases due to higher loan origination activity of UFM in 2003 and a general increase in salaries along with the addition of personnel Company-wide to support the continued growth of the Bank.

Occupancy and other operating expenses increased $123,000 and $719,000, respectively, for the quarter ended September 30, 2003 compared to September 30, 2002. These additional expenses were associated with the recent acquisitions, and new branches.

INCOME TAX

The effective income tax rate continues to benefit from the utilization of tax-exempt municipal securities. Municipal securities, which have offered an attractive tax equivalent yield, have assisted in countering the effect of the declining interest rate environment. The Company's effective tax rate was 28.90% for both the three and nine months ended September 30, 2003, respectively, and 30.34% and 29.60% for the three and nine months ended September 30, 2002.

FINANCIAL POSITION

SECURITIES

Securities held to maturity totaled $39.4 million at September 30, 2003, a decrease of $1.6 million from December 31, 2002. This 3.9% decrease is the result of maturities and calls within the portfolio during the first nine months of 2003. The market value of investment securities held to maturity was 105.4% and 105.7% of book value at September 30, 2003 and December 31, 2002, respectively. Recent trends in interest rates have had a slight negative effect on the underlying market value since December 31, 2002. Although it is impossible to predict future market directions, recent increases in yields in the bond market have eroded a portion of the gains and may suggest a longer-term trend of higher bond interest rates.

Securities available for sale were $395.5 million at September 30, 2003 compared to $300.9 million at December 31, 2002, an increase of $94.6 million. This change reflects the purchase of $220.9 million in securities, $113.1 million in maturities and calls, the sale of $8.3 million in securities, along with the continuation of larger pay-downs on mortgage-backed securities and Collateralized Mortgage Obligations ("CMO's") triggered by the low interest rate environment. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the stockholders' equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gains after taxes of $4.3 million at September 30, 2003, represent a decrease of $2.5 million from the $6.8 million gain at December 31, 2002 due to market value decreases in the first nine months of 2003. Although it is impossible to predict future market direction, recent trends in the bond market suggest the possibility of an erosion of some or all of these market gains.

Although substantial investment has been made in the available for sale security portfolio, the Company has attempted to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce the sensitivity of the bonds price to changes in interest rates and lessen interest rate risk. The longer the duration, the greater the impact of changing market rates for similar instruments. At September 30, 2003, the average estimated duration of the investment portfolio was 3.5 years (reflective of currently anticipated prepayments). This compares to 2.78 years at September 30, 2002. The approximate 9 month increase in average duration reflects the substantial amount of portfolio replacement over the last twelve months and investment in longer-term municipal securities.

LOAN PORTFOLIO

LOANS HELD FOR SALE: The relative size of the portfolio of loans originated by the Company's mortgage brokerage division, UFM, and held for sale, was impacted significantly by the refinancing activity that occurred during 2002 and continues into 2003 as a result of the low interest rate environment. Loans held for sale fluctuate on a daily basis reflecting retail originations, wholesale purchases and sales to investors. At September 30, 2003, loans held for sale were $16.7 million compared to $66.4 million at December 31, 2002. Average loans held for sale (which is a better indicator of volume maintained) remained relatively stable, increasing $2.2 million during the first nine months of 2003 compared to the first nine months of 2002.

LOANS HELD FOR INVESTMENT: Total loans held for investment increased $100.6 million from $927.6 million at December 31, 2002 to $1.03 billion at September 30, 2003. The increase is attributable to the CommonWealth acquisition (approximately $131.2 million at June 30, 2003) net of several large payoffs during the first nine months of 2003. Considering a $92.8 million increase in deposits and the increase in loans during the first nine months of 2003, the loan to deposit ratio increased slightly at September 30, 2003 compared to the December 31, 2002 level. The loan to deposit ratio, using only loans held for investment (excluding loans held for sale), was 83.4% on September 30, 2003, 81.4% on December 31, 2002 and 83.82% on September 30, 2002. Intense competition for loans in the face of low interest rates and what appears to be slower loan demand continue to impact this measure of loan production. Resulting liquidity during the period has been reinvested in the available for sale securities portfolio.

Average loans held for investment increased $36.5 million when comparing the first nine months of 2003 to the same period of 2002. This increase includes approximately $15.9 million in average loans acquired in the Monroe acquisition in the fourth quarter of 2002 and $54.0 million in average loans from the CommonWealth acquisition on June 6, 2003 net of the large commercial payoffs mentioned earlier and regular amortization in 2003.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of September 30, 2003, December 31, 2002 and September 30, 2002.

                             LOAN PORTFOLIO OVERVIEW

                             (DOLLARS IN THOUSANDS)

                                  SEPTEMBER 30, 2003        DECEMBER 31, 2002         SEPTEMBER 30, 2002
                              ------------------------   -----------------------   ------------------------
                                AMOUNT       PERCENT       AMOUNT      PERCENT        AMOUNT       PERCENT
                              -----------  -----------   -----------  ----------   -----------  -----------
LOANS HELD FOR INVESTMENT:
 Commercial and Agricultural  $    68,268         6.64%  $    74,186        8.00%  $    84,462         9.12%
 Commercial Real Estate           325,524        31.67%      285,847       30.83%      282,944        30.55%
 Residential Real Estate          416,189        40.48%      364,065       39.25%      358,185        38.66%
 Construction                      93,711         9.11%       72,275        7.79%       68,228         7.36%
 Consumer                         123,625        12.02%      130,522       14.07%      131,959        14.24%
 Other                                872         0.08%          726        0.08%          622         0.07%
                              -----------  -----------   -----------  ----------   -----------  -----------
 Total                        $ 1,028,189       100.00%  $   927,621      100.00%  $   926,400       100.00%
                              ===========  ===========   ===========  ==========   ===========  ===========

 LOANS HELD FOR SALE          $    16,689                $    66,364               $    68,821
                              ===========                ===========               ===========

NON-PERFORMING ASSETS

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned ("OREO"). Non-performing assets were $4.8 million at September 30, 2003, $6.0 million at December 31, 2002 and $8.0 million at September 30, 2002, or 0.5%, 0.6% and 0.9% of total loans and OREO, respectively. The following schedule details non-performing assets by category at the close of each of the last five quarters:

                           SEPTEMBER 30      JUNE 30       MARCH 31      DECEMBER 31   SEPTEMBER 30
(IN THOUSANDS OF DOLLARS)      2003           2003           2003           2002           2002
                           ------------   ------------   ------------   ------------   ------------
Nonaccrual                 $      2,277   $      2,547   $      3,997   $      3,075   $      4,987
Ninety Days Past Due                124             86             21             91            367
Other Real Estate Owned           2,403          2,787          2,544          2,855          2,668
                           ------------   ------------   ------------   ------------   ------------
                           $      4,804   $      5,420   $      6,562   $      6,021   $      8,022
                           ============   ============   ============   ============   ============

Restructured loans
 performing in accordance
 with modified terms       $        362   $        368   $        341   $        345   $        347
                           ============   ============   ============   ============   ============

At September 30, 2003, non-accrual loans decreased $270,000 from June 30, 2003, while ninety day past due loans increased only $38,000. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The $270,000 decrease in non-accrual loans during the third quarter of 2003 is largely the result of non-accrual loans being paid, moved to a current status as a result of improved performance, or being liquidated through foreclosure or repossession. OREO decreased $384,000 during the third quarter of 2003 from June 30, 2003 as a result of property sales of $419,000 and write-downs of $79,000. Other real estate owned is carried at the lesser of estimated net realizable fair market value or cost.

The Company continues to monitor certain potential problem loans identified in the first quarter of 2003. These loans presented characteristics of weakness and concentrations of credit to one borrower. These two loans or groups of loans, to separate borrowers warranted closer monitoring but continue to perform and remain current. The first loan is a $12.7 million loan to a borrower within the hospitality industry. The loan represents the retained portion of a $16.0 million total loan shared with a participating bank.

The second group of loans made to one borrower consisted of a $2.0 million loan for land development in Eastern Virginia and another loan of approximately $5.0 million which is secured by land improved with an 18-hole golf course and surrounding developable acreage in Northern Virginia. The $2.0 million loan was paid in full on November 7, 2003. The $5.0 million loan continues to perform according to terms and remains current. Earlier in the third quarter, the borrower made unscheduled principal reductions of $762,000 and funded $100,000 of advance interest payments on the group of loans.

There were no specific allocations of the allowance for loan losses for any of the foregoing potential problem loans as of September 30, 2003. These loans were appropriately considered in evaluating the adequacy of the allowance for loan losses.

DEPOSITS AND OTHER BORROWINGS

Total deposits have grown $92.8 million or 8.14% since year-end 2002 as a result of the acquisition of CommonWealth. Deposits in the acquired CommonWealth branches at September 30, 2003 totaled $95.0 million. In terms of composition, non-interest-bearing deposits increased $28.5 million or 17.2% while interest-bearing deposits grew $64.3 million or 6.6% from December 31, 2002. The relatively larger increase in non-interest bearing deposits reflects approximately $27.7 million in balances within an escrow product offering by CommonWealth to title insurance companies, attorneys and closing agents.

FCBI acquired an additional $17.5 million in borrowed funds from the FHLB with the acquisition of CommonWealth and borrowed an additional $25 million from the FHLB in June 2003. These increases together with a decrease due to the repayment of a line of credit used to fund mortgages held by UFM brought the Company's borrowings at September 30, 2003 to $136.3 million in convertible and callable advances and $8.3 million of noncallable term advances from the FHLB of Atlanta. For further discussion of FHLB borrowings, see Note 4 to the unaudited consolidated financial statements included in this report. In addition, FCBI issued trust preferred securities in September 2003 of $15.0 million which is also included in the total borrowings of the Company.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $172.5 million at September 30, 2003, increasing $20.0 million from the $152.5 million reported at December 31, 2002 through earnings of $19.9 million less dividends paid of $8.0 million, a decrease in other comprehensive income of $2.4 million, increases of $244,000 and $13.3 million for the purchases of Stone Capital and CommonWealth, respectively, a $634,000 increase due to stock option exercises and a net decrease due to treasury share transactions of $3.6 million.

The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2003, the Company's total risk adjusted capital-to-asset ratio was 14.34% versus 13.33% at December 31, 2002. The Company's leverage ratio at September 30, 2003 was 8.6% compared with 8.10% at December 31, 2002. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($109.2 million), investment securities available for sale ($395.5 million) and Federal Home Loan Bank credit availability of approximately $356.8 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company maintains a liquidity policy as a means to manage the liquidity risk process and associated risk. The policy includes a Liquidity Contingency Plan that is designed as a tool for the Company to detect liquidity issues promptly in order to protect depositors, creditors and shareholders. The Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company's quarterly earnings to a decline in the market price of the Company's stock. The Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments on a recurring basis by management and the Board of Directors.

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

The Company's risk profile continues to reflect a position that is asset sensitive. The substantial level of prepayments and calls on loans and securities are consistent with the low rate environment that prevailed over the past year, as well as the success of deposit funding campaigns instituted have led to a strong liquidity position as reflected in the level of cash reserves, due from balances and fed funds sold of approximately $109.2 million. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment. In addition, the mortgage operations of UFM use investments commonly referred to as "forward" transactions and "options" or derivatives to balance the risk inherent in interest rate lock commitments made to prospective borrowers. The pipeline of loans is hedged to mitigate unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments represented by these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income.

In addition, UFM utilizes mortgage derivative contracts as an interest rate risk management tool to hedge against exposure to changing interest rates as loan commitments are originated. A more complete discussion of loans held for sale, derivative instruments and hedging activities and the underlying impact is included within the Application of Critical Accounting Policies section of the Management's Discussion and Analysis included herein. The Company's earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2002.

PART I. ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

In May 2003, UFM was sued by a former UFM employee alleging, among other things, gender discrimination in connection with his dismissal. The Company and counsel believe that the lawsuit, which seeks damages of $150,000 and punitive damages, is without merit, and intends to vigorously defend this matter.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits

EXHIBIT NO.                            EXHIBIT
-------------------------------------------------------------------------------
  2.1        Agreement and Plan of Merger dated as of January 27, 2003, and amended as of February 25, 2003, among First Community Bancshares,
             Inc., First Community Bank, National Association, and The
             CommonWealth Bank. (1)

  3(i) Articles of Incorporation of First Community Bancshares, Inc., as amended. (2)

  3(ii)      Bylaws of First Community Bancshares, Inc., as amended. (2)

  4.1        Specimen stock certificate of First Community Bancshares, Inc. (7)

  4.2*       Indenture Agreement dated September 25, 2003.

  4.3* Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.

  4.4*       Preferred Securities Guarantee Agreement dated September 25, 2003.

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

  10.6       First Community Bancshares, Inc. 2001 Directors Supplemental
             Retirement Plan. (2)

  10.7       First Community Bancshares, Inc. Wrap Plan. (7)

  10.8       Employment Agreement between First Community Bancshares, Inc. and
             J. E. Causey Davis. (8)

  11.0       Statement regarding computation of earnings per share. (6)

  15.0*      Letter regarding unaudited interim financial information.

  31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

  32* Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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

(8) Incorporated by reference from S-4 Registration Statement filed on March 28, 2003.

(b)      Reports on Form 8-K

         A report on Form 8-K was filed on July 24, 2003 announcing the Company's second quarter 2003 earnings, depicting certain financial information as of June 30, 2003 and comparative income statements for the three and six months ended June 30, 2003 and 2002, respectively.

         A report on Form 8-K was filed on September 5, 2003 announcing the declaration of the Company's third quarter dividend of $0.25 per share payable on or about September 30, 2003 to stockholders of record on September 19, 2003.

         A report on Form 8-K was filed on September 12, 2003 announcing the Company's inclusion in the U. S. BANKER as a Top 100 Publicly Traded Mid-Tier Bank.

         A report on Form 8-K was filed on September 12, 2003 containing Management's September 12, 2003 presentation to Trident Securities.

         A report on Form 8-K was filed on September 25, 2003 containing Management's announcement of the completion of a $15 million capital trust offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: November 10, 2003

/s/ John M. Mendez
--------------------------------------
John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)

DATE: November 10, 2003

/s/ Robert L. Schumacher
--------------------------------------
Robert L. Schumacher
Chief Financial Officer
(Principal Accounting Officer)

                                Index to Exhibits

Exhibit No.

4.2      Indenture Agreement dated September 25, 2003.

4.3 Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.

4.4      Preferred Securities Guarantee Agreement dated September 25, 2003.

15       Letter regarding unaudited interim financial information

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act