Form 10-K
period 2003-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2004-03-15
CIK 859070

                           ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 2003

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
                For the Fiscal Year Ended December 31, 2003
                                     or
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
             For the transition period from:________ to________

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

              Title of each class                   Name of each exchange on which registered
------------------------------------------------ ------------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
---------

     Indicate by check mark whether Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003.

           $370,507,246 based on the closing sales price at that date
                           Common Stock, $1 par value

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 5, 2004.

                     Common Stock, $1 par value- 11,242,396

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the annual meeting of shareholders to be held April 27, 2004 are incorporated by reference in Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                     Part I
Item 1    Business....................................................     3
Item 2.   Properties..................................................    12
Item 3.   Legal Proceedings...........................................    14
Item 4.   Submission of Matters to a Vote of Security Holders.........    14

                                    Part II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    14
Item 6.   Selected Financial Data.....................................    15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................    16
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    37
Item 8.   Financial Statements and Supplementary Data.................    40
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    78
Item 9A.  Controls and Procedures.....................................    78

                                    Part III
Item 10.  Directors and Executive Officers of the Registrant..........    79
Item 11.  Executive Compensation......................................    81
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    81
Item 13   Certain Relationships and Related Transactions..............    82
Item 14.  Principal Accountant Fees and Services......................    82

                                    Part IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    82
          Signatures..................................................    85

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     First Community Bancshares, Inc. ("FCBI" or the "Company", "Corporation" or "Registrant") is a one-bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. ("FCBNA" or the "Bank"), a national association that conducts commercial banking operations within the states of Virginia, West Virginia and North Carolina. United First Mortgage, Inc. ("UFM"), acquired in the latter part of 1999, is a wholly owned subsidiary of FCBNA and serves as a wholesale and retail distribution channel for FCBNA's mortgage banking business segment. FCBNA also owns Stone Capital Management ("Stone Capital"), an investment advisory firm purchased in January, 2003. The Company has total consolidated assets of approximately $1.7 billion at December 31, 2003 and conducts commercial and mortgage banking business through the 47 branches of FCBNA and 8 mortgage brokerage offices.

     In January 2003, the Bank completed the acquisition of Stone Capital, based in Beckley, West Virginia. This acquisition expanded the Bank's operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. Stone Capital at December 31, 2003 had total assets of $59 million under management and continues to operate under its name. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. In 2003, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and another 2,541 shares were paid to the original shareholders subsequent to December 31, 2003. The balance of the remaining consideration ($175,000) is payable over the next two years in the form of Company common stock subject to revenue minimums outlined in the acquisition agreement.

     On June 6, 2003, the Company acquired The CommonWealth Bank, a Virginia-chartered commercial bank ("CommonWealth") for total consideration of approximately $23.2 million. CommonWealth's four branch facilities located in the Richmond, Virginia metro area were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of $136.5 million in assets, including $120.0 million in loans and added an additional $105.0 million in deposits to the Bank. As a result of the preliminary purchase price allocation, the $14.1 million excess of purchase price over the fair market value of the net assets acquired and identified intangibles was recorded as goodwill.

     On December 31, 2003, the Company announced the signing of a definitive merger agreement pursuant to which the Company will acquire PCB Bancorp, Inc., a Tennessee-chartered bank holding company ("PCB Bancorp"). This acquisition will expand First Community Bank's commercial banking operations into East Tennessee, the Company's first entry into the Tennessee market. PCB Bancorp has five full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. PCB Bancorp, which is headquartered in Johnson City, Tennessee, had total assets of $172 million, total deposits of $149 million and total stockholders' equity of $13.6 million as of December 31, 2003.

     Under the terms of the merger agreement, shares of PCB Bancorp common stock will be purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, is approximately $36.0 million. Concurrent with the PCB Bancorp merger, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, will be merged into the Bank. The merger is expected to close late in the first quarter of 2004, pending the receipt of all requisite regulatory approvals and the approval of PCB Bancorp's shareholders.

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

     At December 31, 2003, the principal assets of FCBI included all of the outstanding shares of common stock of the Bank. FCBNA is a nationally chartered bank organized under the banking laws of the United States. FCBNA engages in general commercial and retail banking business in West Virginia, Virginia and North Carolina through 47 branch facilities. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCBNA also provides trust services and its bank deposits are insured by the FDIC. FCBNA is a member of the Federal Reserve System and is a member of the Federal Home Loan Bank (FHLB) of Atlanta. Regulatory oversight of the banking subsidiary is conducted by the Office of the Comptroller of the Currency (OCC). FCBNA, through its wholly owned subsidiary, UFM, provides for the origination and sale of mortgages to secondary sources. With the addition of Stone Capital in January, 2003, FCBNA's range of financial services was expanded to include wealth management, asset allocation, financial planning and investment advice. The required information concerning reportable segments and the required disclosures are set forth in Note 18 of the Consolidated Financial Statements included herein.

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral "forward-looking statements", including statements contained in its filings with the Securities and Exchange Commission ("SEC") (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to stockholders and in other communications which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

RISK FACTORS

     FCBI AND ITS SUBSIDIARY'S BUSINESS ARE SUBJECT TO INTEREST RATE RISK AND VARIATIONS IN INTEREST RATES MAY NEGATIVELY AFFECT ITS FINANCIAL
PERFORMANCE. We are unable to predict actual fluctuations of market interest rates with complete accuracy. Rate fluctuations are affected by many factors, including:

     - inflation;

     - recession;

     - a rise in unemployment;

     - tightening money supply; and

     - domestic and international disorder and instability in domestic and foreign financial markets.

     Changes in the interest rate environment may reduce profits. We expect that the Company and FCBNA will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company is vulnerable to continued declines in interest rates because of its slightly asset-sensitive balance sheet profile, in which its assets will reprice downward at rates exceeding the repricing characteristics of liabilities. As a result, material and prolonged declines in interest rates would decrease the Company's net interest income and corresponding net interest margin. Conversely, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company's net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.

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

     FCBNA'S ABILITY TO PAY DIVIDENDS IS SUBJECT TO REGULATORY LIMITATIONS WHICH, TO THE EXTENT FCBI REQUIRES SUCH DIVIDENDS IN THE FUTURE, MAY AFFECT FCBI'S ABILITY TO PAY ITS OBLIGATIONS AND PAY DIVIDENDS. FCBI is a separate legal entity from FCBNA and its subsidiaries and does not have significant operations of its own. FCBI currently depends on FCBNA's cash and liquidity as well as dividends from the subsidiary to pay FCBI's operating expenses and dividends to shareholders. No assurance can be made that in the future FCBNA will have the capacity to pay the necessary dividends and that the Company will not require dividends from FCBNA to satisfy FCBI's obligations. The availability of dividends from FCBNA is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors that the OCC could assert that payment of dividends or other payments by FCBNA are an unsafe or unsound practice. In the event FCBNA is unable to pay dividends sufficient to satisfy FCBI's obligations and FCBNA is unable to pay dividends to the Company, FCBI may not be able to service its obligations as they become due, including payments required to be made to the FCBI Capital Trust, a business trust subsidiary of FCBI, or pay dividends on the Company's common stock. Consequently, the inability to receive dividends from FCBNA could adversely affect FCBI's financial condition, results of operations, cash flows and prospects.

     FCBI'S ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOSSES. Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan defaults and non-performance. FCBI's allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect FCBI's operating results. FCBI's allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond FCBI's control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review FCBI's loans and allowance for loan losses. While we believe that FCBI's allowance for loan losses is adequate to provide for probable losses, we cannot assure you that we will not need to increase FCBI's allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect FCBI's earnings and profitability.

     FCBI'S BUSINESS IS SUBJECT TO VARIOUS LENDING AND OTHER ECONOMIC RISKS THAT COULD ADVERSELY IMPACT FCBI'S RESULTS OF OPERATIONS AND FINANCIAL
CONDITION. Changes in economic conditions, particularly an economic slowdown, could hurt FCBI's business. FCBI's business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond FCBI's control. A deterioration in economic conditions, in particular an economic slowdown within the Company's geographic region, could result in the following consequences, any of which could hurt FCBI's business materially:

     - loan delinquencies may increase;

     - problem assets and foreclosures may increase;

     - demand for FCBI's products and services may decline; and

     - collateral for loans made by the Company may decline in value, in turn reducing a client's borrowing power, and reducing the value of assets and collateral associated with FCBI's loans held for investment.

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

     THE COMPANY'S LEVEL OF CREDIT RISK IS INCREASING DUE TO THE EXPANSION OF ITS COMMERCIAL LENDING, AND THE CONCENTRATION ON MIDDLE MARKET CUSTOMERS WITH HEIGHTENED VULNERABILITY TO ECONOMIC CONDITIONS. At December 31, 2003, this portfolio was $386.8 million, an increase of $26.8 million since December 2002. Although the total loan portfolio increased, the level of credit risk remained relatively consistent as the commercial lending percentage mix was little changed. Commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business loans involve risks because the borrower's ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Most of the commercial business loans are made to middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made by the Company in the last several years and the borrowers may not have experienced a complete business or economic cycle.

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

EMPLOYEES

     The Registrant and its subsidiary, FCBNA, employed 591 full time equivalent employees at December 31, 2003, while UFM employed 75 people. Management considers employee relations to be excellent.

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

     The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities including land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. At December 31, 2003, the Company's Tier I capital and total capital ratios were 13.26% and 14.55%, respectively.

     In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. The Company's leverage ratio, at December 31, 2003, was 8.83%.

     Trust Preferred Securities. Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and the accounts of such issuer trusts have been included in the consolidated financial statements of such parent companies. However, in January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", or FIN 46, which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 was effective immediately for interests in variable interest entities acquired after January 31, 2003, and, as originally issued, was effective in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. As of October 9, 2003, the FASB deferred compliance with FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. However, the Company followed the guidance on FIN 46 on the formation of the Company's trust, FCBI Capital Trust, in September, 2003. The Company reports the aggregate principal amount of the junior subordinated debentures it issues to the trust as a liability, records offsetting assets for the cash and common securities received from the trust in its consolidated balance sheet, and reports interest payable on the junior subordinated debentures as an interest expense in its consolidated statements of operations.

     The Company is required by the Federal Reserve to maintain certain levels of capital for bank regulatory purposes. Since 1996, it has been the position of the Federal Reserve that certain qualifying amounts of cumulative preferred securities having the characteristics of preferred securities could be included as Tier 1 regulatory capital for bank holding companies; however, capital received from the sale of such cumulative preferred securities, including the preferred securities, cannot constitute, as a whole, more than 25% of Tier 1 regulatory capital (the "25% capital limitation.") Amounts in excess of the 25% capital limitation would constitute Tier 2 or supplementary capital. However, the de-consolidation required by FIN 46 could result in a change to the regulatory capital treatment of trust preferred securities issued by the Company and other bank holding companies. Specifically, it is possible that since the Company's trust will not be consolidated by the Company pursuant to FIN 46, the trust preferred securities issued by such trust would not be considered a minority interest in equity accounts of a consolidated subsidiary and therefore not be accorded Tier 1 regulatory capital treatment by the Federal Reserve. Although the Federal Reserve has indicated in Supervision and Regulation Letter No. 03-13 (July 2, 2003) that trust preferred securities will by treated as Tier 1 regulatory capital until notice is given to the contrary, the supervisory letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted. If Tier 1 regulatory capital treatment were disallowed, there would be a reduction in the Company's consolidated capital ratios.

     As of December 31, 2003, $15 million in trust preferred securities issued by FCBI Capital Trust were outstanding and are treated as Tier 1 capital for bank regulatory purposes. If FCBI's outstanding trust preferred securities at December 31, 2003 were not treated as Tier 1 capital at that date, FCBI's Tier 1 leverage capital ratio would have declined from 8.83% to 7.91%, its Tier 1 risk-based capital ratio would have declined from 13.26% to 11.88%, and its total risk-based capital ratio would have declined from 14.55% to 13.17% as of December 31, 2003. These reduced capital ratios would continue to meet the applicable "well capitalized" Federal Reserve capital requirements.

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

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Act, as amended ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." An FDIC-insured bank will be "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. A depository institution's capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2003, the Bank had capital levels that qualify it as being "well capitalized" under such regulations.

     Capital Requirements. The Bank is subject to capital requirements adopted by the OCC similar to the capital requirements for the Company. The capital ratios of the Bank are set forth in Note 13 to the Consolidated Financial Statements included herewith.

     Payment of Dividends and Borrowings. The Bank is subject to certain restrictions which limit the amounts and the manner in which it may loan funds to the Company. The Bank is further subject to restrictions on the amount of dividends that can be paid to the Company in any one calendar year without prior approval by primary regulators. Payment of dividends by the Bank to the Company cannot exceed net profits, as defined, for the current year combined with net profits for the two preceding years. In addition, any distribution that might reduce the Bank's equity capital to unsafe levels or which, in the opinion of regulatory agencies, is not in the best interests of the public, could be prohibited. For additional information, see Note 13 to the Consolidated Financial Statements included herewith.

     Community Reinvestment Act and the Fair Lending Laws. The Bank has a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of its community, including low and moderate income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the applicable federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on its most recent examination, the Bank received an outstanding rating with respect to its performance pursuant to the Community Reinvestment Act.

     Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in the FHLB of Atlanta. At December 31, 2003, the Bank had $7.2 million of FHLB Atlanta stock.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

RECENT BANKING AND OTHER LEGISLATION

     The International Capital Accord, adopted by the Committee on Banking Supervision of the Bank for International Settlements in 1988, established the current risk-based capital standards for banking firms. The modifications to the original Basel Accord, after a thorough review, have resulted in a complete overhaul. The Committee has issued a number of Consultative Papers on this subject and intends to finalize the new Accord (Basel II) by mid 2004 for full implementation in later years.

     The Committee envisions this new Accord based on three "Pillars." The First Pillar is a revised risk-based capital ratio requirement that uses independent rating agency risk assessments and banks' internal risk models. The Second Pillar includes standards for official supervisory review of capital adequacy. The Third Pillar pursues market discipline and public disclosure to supplement supervisory review.

     The intended result of Basel II is a process that will significantly improve the current capital standards applied to banking institutions and a more appropriate allocation of capital to support the risks inherent in the balance sheets of these financial institutions. The implementation of the new Accord will be first applied to the largest financial institutions but will ultimately be directed throughout the industry on a global basis. The impact of the Accord on the industry has resulted in a new focus on the processes, methodologies and systems used to measure and monitor portfolio credit risks. In addition, it is intended to expand the scope of the risk-based capital standard to encompass all of the risks within a banking group and their subsidiaries as well as bank holding companies. Implementation of the new capital standards throughout the industry is anticipated to take several years, which will allow for systems processes and procedures to be developed.

     Sarbanes-Oxley Act of 2002. In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "SOA") implementing legislative reforms intended to address corporate and accounting improprieties. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

ITEM 2.  PROPERTIES

     The principal offices of the Corporation and FCBNA are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. The Bank operates with 47 full-service branches throughout Virginia, West Virginia and North Carolina and two trust and investment management offices. The Bank also owns UFM, based in Richmond, Virginia, which operates 8 leased offices from Virginia Beach to Harrisonburg, Virginia, as well as Stone Capital, an investment advisory firm based in West Virginia. The Corporation's banking subsidiary owns in fee 37 banking offices while others are leased or are located on leased land. There are no mortgages or liens against any property of the Bank or the Corporation. The Bank operates 45 Automated Teller Machines ("ATMs").

First Community Bank, N. A.

1001 Mercer Street
Princeton, West Virginia
24740-5939
(304) 487-9000 or (304) 327-5175
Pine Plaza Branch (304) 431-2225

211 Federal Street
Bluefield, West Virginia 24701-0950
(304) 325-7151
Mercer Mall Branch (304) 327-0431

Highway 52
Bluefield, West Virginia 24701-3068
(304) 589-3301

101 Vermillion Street
Athens, West Virginia 24712
(304) 384-9010

Corner of Bank & Cedar Streets
Pineville, West Virginia 24874-0249
(304) 732-7011
East Pineville Branch
(304) 732-7011

Mullens Shopping Plaza
Route 54
Mullens, West Virginia 25882
(304) 294-0700

Route 10, Cook Parkway
Oceana, West Virginia 24870-1680
(304) 682-8244

2 West Main Street
Buckhannon, West Virginia 26201-0280
(304) 472-1112

100 Market Street
Man, West Virginia 25635
(304) 583-6525

Corner of Main & Latrobe Streets
Grafton, West Virginia 26354-0278
(304) 265-1111

216 Lincoln Street
Grafton, West Virginia 26354-1442
(304) 265-5111

Main Street
Rowlesburg, West Virginia 26425
(304) 454-2431

16 West Main Street
Richwood, West Virginia 26261
(304) 846-2641

Railroad and White Avenue
Richwood, West Virginia 26261
(304) 846-2641

874 Broad Street
Summersville, West Virginia 26651
(304) 872-4402

Route 20 & Williams River Road
Cowen, West Virginia 26206
(304) 226-5924

Route 55, Red Oak Plaza
Craigsville, West Virginia 26205
(304) 742-5101

111 Citizens Drive
Beckley, West Virginia 25801-2970
(304) 252-9400

50 Brookshire Lane
Beckley, West Virginia 25801-6765
(304) 254-9041

298 Stokes Drive
Hinton, West Virginia 25951
(304) 466-5502

U. S. 219 North
Lindside, West Virginia 24951
(304) 753-4311

101 Sanders Lane
Bluefield, Virginia 24605
(276) 322-5487

643 E. Riverside Drive
Tazewell, Virginia 24651
(276) 988-5577

302 Washington Square
Richlands, Virginia 24641
(276) 964-7454

Chase Street & Alley 7
Clintwood, Virginia 24228
(276) 926-4671

747 Fort Chiswell Road
Max Meadows, Virginia 24360
(276) 637-3122

8044 Main Street
Pound, Virginia 24279
(276) 796-5431

910 East Main Street
Wytheville, Virginia 24382
(276) 228-1901

431 South Main Street
Emporia, Virginia 23847-2313
(434) 634-8866

4677 Main Street
Drakes Branch, Virginia 23937
(434) 568-3301

125 West Atlantic Street
Emporia, Virginia 23847
(434) 634-6555

511 Main Street
Clifton Forge, Virginia 24422
(540) 862-4251

9310 Midlothian Turnpike
Richmond, Virginia 23235
(804) 323-4100

707 East Main Street
Richmond, Virginia 23219
(804) 649-8030

900 North Parham Road
Richmond, Virginia 23229
(804) 741-4600

12410 Gayton Road
Richmond, Virginia 23233
(804) 754-8140

101 Brookfall Dairy Road
Elkin, North Carolina 28621
(336) 835-2265

5519 Mountain View Road
Hays, North Carolina 28635
(336) 696-2265

57 N. Main Street
Sparta, North Carolina 28675
(336) 372-2265

150 N. Center Street
Taylorsville, North Carolina 28681
(828) 632-2265

5610 University Parkway
Winston-Salem, North Carolina 27105
(336) 776-9262

3001 Waughtown Street
Winston-Salem, North Carolina 27107
(336) 788-2005

2000 W. First Street, Suite 102
Winston-Salem, NC 27104
Ph: 336-723-0375

SUBSIDIARIES OF FIRST COMMUNITY BANK, N. A.

UNITED FIRST MORTGAGE, INC.

(Wholly owned subsidiary of First Community Bank,
N. A.)
1503 Santa Rosa Road, Suite 109
P. O. Box K-177
Richmond, Virginia 23288
(804) 282-5631

STONE CAPITAL MANAGEMENT, INC.
(Wholly owned subsidiary of First Community Bank, N. A.)

207 Brookshire Lane
Beckley, West Virginia 25801
(304) 256-3982

CORPORATE HEADQUARTERS

One Community Place
P.O. Box 989
Bluefield, Virginia 24605-0989
(276) 326-9000
(276) 326-9010 Fax

STOCK REGISTRAR AND TRANSFER AGENT

Registrar and Transfer Company
10 Commerce Drive
Cranford, NJ 07016-3572
(800) 368-5948

Financial Contact *
Robert L. Schumacher
Chief Financial Officer
First Community Bancshares, Inc.
P. O. Box 989
Bluefield, Virginia 24605-0989
Phone: (276) 326-9000

* Copies of this annual report on Form 10K will be provided free of charge upon written request.

INTERNET ACCESS

Website: www.fcbinc.com
E-mail: ir@fcbinc.com
FCBNA Banking Resources:
Website: www.fcbresource.com
E-mail: marketing@fcbinc.com

ITEM 3.  LEGAL PROCEEDINGS

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

     In November, 2003 the Company was sued in U.S. District Court for the Eastern District of Virginia by two former employees of The CommonWealth Bank, alleging among other things, violation of employment law and breach of contract, stemming from the two former employees being terminated from employment. The Company and counsel believe that the lawsuit, which seeks damages of more than $180,000 and punitive damages for each of the two former employees of The CommonWealth Bank, is without merit, and intends to vigorously defend this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     In August 2003, the Company distributed a 10% stock dividend to shareholders. All share and per share amounts included in this Management's Discussion and in the following Consolidated Financial Statements have been adjusted to reflect the impact of the stock dividend.

     The number of common stockholders of record on December 31, 2003 was 3,948 and outstanding shares totaled 11,242,443.

     The Company's common stock trades on the NASDAQ National Market under the symbol FCBC. On December 31, 2003, the Company's year-end common stock price was $33.16, an 18.6% increase over the $27.96 closing price on December 31, 2002.

     Book value per common share was $15.57 at December 31, 2003, compared with $14.02 at December 31, 2002, and $12.17 at the close of 2001. The year-end market price for the Company's common stock of $33.16 represents 213% of the Company's book value as of the close of the year and reflects total market capitalization of $372.8 million. Utilizing the year-end market price and 2003 diluted earnings per share, First Community common stock closed the year trading at a price/earnings multiple of 14.7 times diluted earnings per share.

     Cash dividends for 2003 totaled $0.98 per share, up $0.07 or 7.7% from the $0.91 paid in 2002. The 2003 dividends resulted in a cash yield on the year-end market value of 2.96%. Total dividends paid for the current and prior year totaled $10.8 million and $9.9 million, respectively.

     The following table sets forth the high and low bid prices and dividends paid per share of the Company's common stock during the periods indicated.

                                                    BID           BOOK
                                              ---------------     VALUE     CASH DIVIDENDS
                                               HIGH     LOW     PER SHARE     PER SHARE
                                              ------   ------   ---------   --------------
2003
FIRST QUARTER...............................  $30.50   $25.64    $14.28         $ 0.24
SECOND QUARTER..............................   33.23    29.24     15.57           0.24
THIRD QUARTER...............................   36.90    32.06     15.33           0.25
FOURTH QUARTER..............................   37.55    32.70     15.57           0.25
                                                                                ------
                                                                                $ 0.98
                                                                                ======
2002
First Quarter...............................  $27.95   $23.05    $12.43         $0.227
Second Quarter..............................   30.00    25.45     13.18          0.227
Third Quarter...............................   30.09    25.45     13.73          0.227
Fourth Quarter..............................   30.30    26.52     14.02          0.227
                                                                                ------
                                                                                $ 0.91
                                                                                ======

ITEM 6.  SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

                                                          AT DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                     (AMOUNTS IN THOUSANDS, EXCEPT PERCENT AND PER SHARE DATA)
BALANCE SHEET SUMMARY (AT END OF
  PERIOD):
Loans, net of unearned income....  $1,026,191   $  927,621   $  904,496   $  811,256   $  704,096
Loans held for sale..............      18,152       66,364       65,532       11,570           --
Allowance for loan losses........      14,624       14,410       13,952       12,303       11,900
Securities.......................     482,511      341,899      395,891      283,298      290,873
Total assets.....................   1,672,727    1,524,363    1,478,235    1,218,017    1,088,162
Deposits.........................   1,225,617    1,139,727    1,078,260      899,903      833,258
Other indebtedness...............     162,387      124,357      145,320      138,015       10,218
Stockholders' equity.............     175,035      152,462      133,041      120,682      103,488

SUMMARY OF EARNINGS:
Total interest income............  $   93,040   $   96,204   $   92,829   $   85,958   $   76,492
Total interest expense...........      28,374       35,008       42,409       39,379       32,250
Provision for loan losses........       3,419        4,208        5,134        3,986        2,893
Non-interest income..............      21,707       20,049       20,275       12,492       10,732
Non-interest expense.............      47,351       42,269       38,025       30,968       27,457
Income tax expense...............      10,365       10,049        8,402        7,054        7,722
Net income.......................      25,238       24,719       19,134       17,063       16,852

                                                          AT DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                     (AMOUNTS IN THOUSANDS, EXCEPT PERCENT AND PER SHARE DATA)
PER SHARE DATA:
Basic earnings per common
  share..........................  $     2.27   $     2.26   $     1.75   $     1.62   $     1.59
Diluted earnings per common
  share..........................        2.25         2.25         1.75         1.62         1.59
Cash dividends...................        0.98         0.91         0.81         0.78         0.73
Book value at year-end...........       15.57        14.02        12.17        11.03         9.80

SELECTED RATIOS:
Return on average assets.........        1.56%        1.68%        1.49%        1.51%        1.62%
Return on average equity.........       15.13        17.16        14.80        15.70        16.23
Dividend payout..................       43.17        40.16        46.23        48.72        45.83
Average equity to average
  assets.........................       10.32         9.79        10.05         9.64         9.96
Risk based capital to risk
  adjusted assets................       14.55        13.33        12.10        12.93        13.22
Leverage ratio...................        8.83         8.10         7.93         8.37         8.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements, notes and tables included throughout this report. All statements other than statements of historical fact included in this report, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Exchange Act.

EXECUTIVE OVERVIEW

     2003 has been a year of significant opportunities and challenges. Opportunities have been substantial as the Company expanded its business presence into new markets and will enter a new state during 2004. The Company's presence will expand from its current three-state region to four as it enters Tennessee upon consummation of the PCB Bancorp acquisition announced in December 2003. The acquisition of PCB Bancorp was, as all transactions are evaluated, within the context of FCBC's commitment to its shareholders and the value that this transaction will create in terms of earnings and earnings potential for the Company's shareholders. In addition, the Company added market presence and depth with the completed acquisitions of Stone Capital Management, a registered investment advisory firm, in January 2003, as well as The CommonWealth Bank acquisition in June 2003.

     Economy The interest rate environment continues to present a challenge to the Company's earnings as net interest margins and asset yields have declined in response to the historically low interest rate environment. Net interest margin is managed, to the extent possible, by securing lower funding cost and passing a portion of the reductions to depositors. The impact of the current economic cycle and interest rate environment is not anticipated to continue its current trend. Nonetheless, the timing and extent of changes is impacted by many variables and is currently unknown. However, the Federal Reserve has indicated its willingness to be patient in removing policy accommodation in setting the Federal Reserve's current monetary policy.

     Mortgage Industry Although the low interest rate environment in 2003 fueled unprecedented mortgage origination volume, it also came at a time when mortgage and mortgage-backed index rates were very volatile. The first half of the year was favorable as rates remained relatively stable. However, the latter half of 2003 saw fluctuations in mortgage rates which caused many borrowers to lock, unwind and relock positions or not act at all pending hopes for further rate reductions. The impact of the rate swings was significant on the volume of rate locks outstanding at year end 2003 in comparison to 2002 and resulted in increased hedging costs at a time when the value of loans began to decline. The industry forecast and economic outlook for 2004 mortgage originations is substantially lower than 2003. As a result, the Company is evaluating the operations of the mortgage subsidiary of the Bank and preparing for the anticipated reduction in origination volume. Other actions may include reducing the overhead of UFM, curtailing hedging activity and developing more efficient delivery channels and mechanisms.

     Competitive Forces and Market Expansions The Company entered new markets in 2003 (Richmond, Virginia and Winston-Salem, North Carolina). The Richmond and Winston-Salem markets provide great opportunities for expansion but also include the presence of a great number of competitive forces. Competition throughout the banking industry has grown as companies attempt to hold onto and grow market share as the number and type of participating institutions (banks, insurance companies, brokerage houses, etc.) increase. The Richmond branch network is well developed and is known to the community in which it serves, which provides a competitive advantage for serving the customer needs of that market. The Winston-Salem market is a new market for the Company and will be a challenge to the de novo branches established there to develop lasting relationships, expand the loan portfolio and other components of profitability. The new Richmond operations are mature and are producing positive returns; however, projected profitability of the Winston-Salem market is not anticipated until late in the fourth quarter of 2004.

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

     Estimates, assumptions, and judgments are necessary principally when assets and liabilities are required to be recorded at estimated fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal and external modeling techniques and/or appraisal estimates.

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

     ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established and maintained at levels management deems adequate to cover probable losses inherent in the portfolio as of the balance sheet date and is based on management's evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of FCBI's regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management's estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographic areas in which First Community conducts business.

     As more fully described in Note 6 to the Notes to the Consolidated Financial Statements and in the discussion included in the Allowance for Loan Losses section of this discussion, the Company determines the allowance for loan losses by making specific allocations to impaired loans, loans that exhibit inherent weaknesses and loan pools that possess common credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management's judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by the Company's credit administration department to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

     The use of various estimates and judgments in the Company's ongoing evaluation of the required level of allowance can significantly impact the Company's results of operations and financial condition and may result in either greater provisions against earnings (reducing net income and earnings per share) to increase the allowance or reduced provisions (increasing net income and earnings per share). These estimates and judgments are based upon management's current view of portfolio and economic conditions and the application of revised estimates and assumptions.

     LOANS HELD FOR SALE, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: UFM provides a distribution outlet for the sale of loans produced by UFM's wholesale and retail operations. It originates residential mortgage loans through its production offices located in Eastern Virginia and sells the majority of its loans through pooled commitments to national investors on a servicing released basis. In addition, UFM acquires loans from a network of wholesale brokers for subsequent resale to these national investors. UFM originates all loans with the intent to sell. Loans held for sale are stated at the lower of cost or market ("LOCOM"). The LOCOM analysis on pools of homogeneous loans is applied on a net aggregate basis. Interest income with respect to loans held for sale is accrued on the principal amount outstanding. LOCOM valuation techniques applicable to loans held for sale are based on estimated market price indications for similar loans. Pricing estimates are established by participating mortgage purchasers and prevailing economic conditions. The majority of the loans held for sale have established market pricing indications. The loans held for sale portfolio at December 31, 2003 was $18.2 million compared to $66.4 million at December 31, 2002.

     Risks associated with this lending function include interest rate risk, which is mitigated through the utilization of financial instruments (commonly referred to as derivatives) to assist in offsetting the effect of changing interest rates. The Company accounts for these instruments in accordance with FASB Statement No. 133, as amended "Accounting for Derivative Instruments and Hedging Activity." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. UFM uses forward mortgage contracts and options (short position sales and options) to manage interest rate risk in the pipeline of uncommitted loans and interest rate lock commitments ("RLCs") from the point of the loan commitment to the subsequent allocation (commitment) and delivery to outside investors. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments and options (collectively referred to as hedging instruments or securities) are placed with counter-parties to attempt to counter the effect of changing interest rates. The options and forward commitments to sell securities are considered to be derivatives and, as such, are recorded on the consolidated balance sheets at fair value. The changes in fair value of derivatives are reflected in the consolidated statements of income as gain or loss.

     The fair value of the RLCs is based on prevailing interest rates and the assumed probability of closing (pull-through). The assumption of a given pull-through percentage also enters into the determination of the volume of derivative contracts. Pull-through assumptions are continually monitored for changes in the interest rate environment and characteristics of the pool of RLCs. Differences between pull-through assumptions and actual pull-through could result in a mismatch in the volume of security contracts corresponding to RLCs and lead to volatile or reduced profit margins on the loan products ultimately delivered. As more fully described in Note 1 to the Financial Statements ("Summary of Significant Accounting Policies"), under Recent Accounting Developments, the valuation techniques used to measure loan commitments is very likely to change in the near future as a result of a pending proposal by the SEC to create conformity within the industry or how to account for RLC's. The valuation proposed by the SEC would result in the recognition of a liability and expense associated with an option written. This would constitute a significant change from the current practice which results in the recognition of an asset and associated revenue recognition.

     The valuation of RLCs is considered critical because of the impact of borrower behavior and the impact that this behavior pattern will have on the pull-through ratio during times of significant rate volatility. Customer behavior is modeled by a mathematical tool based upon historical pull-through experience; however, substantial volatility can be experienced, as has been the case over the last two quarters, as a result of the general movement in mortgage rates. As a result daily pull-through has varied significantly over this time period. Customer behavior is difficult to model. However, the mathematical tool utilized by UFM incorporates volatility derived from market data in an attempt to anticipate borrower reaction to market rate movements.

RECENT ACQUISITIONS AND BRANCHING ACTIVITY

     In January 2003, the Bank completed the acquisition of Stone Capital, based in Beckley, West Virginia. This acquisition expanded the Bank's operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. At December 31, 2003, Stone Capital had a total market value of assets under management of $59 million. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. In 2003, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and another 2,541 shares were paid to the original shareholders subsequent to December 31, 2003. The balance of the remaining consideration is payable over the next two years in the form of Company common stock subject to revenue minimums outlined in the acquisition agreement.

     In June 2003, the Company acquired CommonWealth, a Virginia-chartered commercial bank for total consideration of approximately $23.2 million. The merger was accomplished through the exchange of .9015 shares of the Company's common stock valued at $30.50, cash, or a combination of the Company's stock and cash equivalent to $30.50 for each share of CommonWealth common stock. At acquisition, CommonWealth had total assets of $136.5 million, net loans of $120.0 million and total deposits of $105.0 million. As a result of the preliminary purchase price allocation, the $14.1 million excess of purchase price over the fair market value of the net assets acquired and identified intangibles was recorded as goodwill.

     In the second, third and fourth quarters of 2003, the Company opened three de novo branches in Winston-Salem, North Carolina. It is anticipated that these branches will not be profitable until market development has proven successful and adequate loan balances and corresponding loan revenues are established to support the added facilities, infrastructure and other operating costs of these branches. However, based upon loan production indicators and given the current level of demand, it is anticipated that these branches will begin to break even in the latter half of 2004.

     In February 2004, the Company also established loan production offices in Charlotte and Mount Airy, North Carolina. These offices are not involved in deposit gathering activities. However, they will assist in commercial real estate loan origination.

     On December 31, 2003, the Company announced the signing of a definitive merger agreement pursuant to which the Company will acquire PCB Bancorp, Inc. This acquisition will expand First Community Bank's commercial banking operations into East Tennessee, the Company's first entry into the Tennessee market. PCB Bancorp has five full service branch offices presently in operation and in the process of construction located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. PCB Bancorp, which is headquartered in Johnson City, Tennessee, had total assets of $172 million, total deposits of $149 million and total stockholders' equity of $13.6 million as of December 31, 2003.

     Under the terms of the merger agreement, shares of PCB Bancorp common stock will be purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, is approximately $36.0 million. Concurrent with the PCB Bancorp merger, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, will be merged into the Bank. The merger is expected to close late in the first quarter of 2004, pending the receipt of all requisite regulatory approvals and the approval of PCB Bancorp's shareholders.

RESULTS OF OPERATIONS

     Net income for 2003 was $25.2 million, up $0.5 million from $24.7 million in 2002 and up $6.1 million from 2001 net income of $19.1 million. Basic and diluted earnings per share for 2003 were $2.27 and $2.25, respectively, compared to basic and diluted earnings per share of $2.26 and $2.25, respectively, in 2002 and $1.75 basic and diluted in 2001. The June 6, 2003 acquisition of CommonWealth and the opening of three de novo branches combined with a $1.5 million net loss in the mortgage banking segment were the major factors impacting the Company's 2003 earnings performance. After absorbing additional costs associated with the opening of the new branches, the Community Banking segment generated an increase in net income of $2.2 million, or 9.3% in 2003 compared to the prior year. This improvement, however, was largely offset by the decline in earnings in the Mortgage Banking segment. Net income from the mortgage banking segment of the Company dropped from $489,000 for 2002 to a loss of $1.48 million for 2003. The impact of the mark to market valuation for 2003 reduced the mortgage banking segment net income by $957,000 as outstanding unfunded interest rate lock commitments, adjusted for fallout ("RLC's") declined by $51.5 million from $82.3 million at December 31, 2002 to $30.8 million at December 31, 2003. The mortgage banking segment is discussed more fully later in this management's discussion.

     The Company's key profitability ratios of Return on Average Assets (ROA) and Return on Average Equity (ROE) compare favorably with the average of the Company's national peer ratios of 1.20% and 14.00%, respectively, based on the September 2003 Bank Holding Company Performance Report. ROA, which measures the Company's stewardship of assets, was at 1.56%, compared to 1.68% in 2002 and 1.49% in 2001. ROE for the Company was 15.13% in 2003, compared to 17.16% in 2002 and 14.8% in 2001.

NET INTEREST INCOME

  CURRENT YEAR COMPARISON (2003 VS. 2002)

     The primary source of the Company's earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and short-term borrowings represent the major portion of interest-bearing liabilities.

     Net interest income, the largest contributor to earnings, was $64.7 million for the year ended December 31, 2003 compared to $61.2 million for the corresponding period in 2002. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. As indicated in Table I, tax equivalent net interest income totaled $68.3 million for 2003, an increase of $3.2 million from the $65.1 million reported in 2002. This $3.2 million increase includes a $4.8 million increase in earning assets, which were added to the portfolio at declining replacement rates. This increase was partially offset by a $1.6 million reduction in rate changes on the underlying assets as asset yields fell in the declining rate environment. Management was able to help offset the effect of the declining asset yield through aggressive management of deposit rates. Average earning assets increased $126 million while interest-bearing liabilities increased $101 million. As indicated in Table I, the yield on average earning assets decreased 84 basis points from 7.32% for the year ended December 31, 2002 to 6.48% for the year ended December 31, 2003. However, this decrease was largely offset by a 77 basis point decline in the cost of funds during the same periods leaving the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) at December 31, 2003 slightly lower at 4.22% compared to 4.29% for the same period last year. The Company's tax equivalent net interest margin of 4.58% for the year ended December 31, 2003 decreased 18 basis points from 4.76% in 2002.

     The largest contributor to the decrease in the yield on average earning assets in 2003, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 68 basis points from the prior year to 7.23%, as loans repriced downward in response to the declining rate environment while the average balance increased $58.7 million. The decline in asset yield is attributable to the recent interest rate environment which created refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, asset yields have declined in response to rate cuts and drops in the prime loan rate which began in 2001, continued in 2003 and continues to remain at lows not seen in over 45 years.

     The balance of average loans held for sale decreased by $13.1 million while the yield decreased 89 basis points to 5.38%. The yield on loans held for sale is much more sensitive to interest rate change since these loans are only held for 30 to 60 days and are replenished with new loan volume at the then prevailing rates. The change in rate on this pool of loans is reflective of the volatility experienced in mortgage rates and the underlying mortgage-backed securities into which they are delivered. The average secondary market loan delivered to investors through the Company's mortgage subsidiary varied in rate during the current year from a high in January 2003 of 6.625% to a low of 4.75% in June 2003.

     During 2003, the taxable equivalent yield on securities available for sale decreased 105 basis points to 4.87% while the average balance increased by $67.9 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as the refinancing opportunity presented itself. The increasing average security balance is the result of continued reinvestment of available funds largely created by higher average deposit levels. Both the average balance and tax equivalent yield on investment securities held to maturity remained relatively stable with a slight increase in yield of 7 basis points to 8.23% and a $1.4 million decrease in average balance from 2002. Securities held to maturity are largely comprised of tax-free municipal securities.

     Compared to 2002, average interest-bearing balances with banks increased $14 million while the yield increased 3 basis points. This average balance increase was largely the result of funds received from new deposit growth in existing markets and deposits obtained in the acquisition of Greenville in the fourth quarter of 2002 and CommonWealth in June 2003 as well as the continued cash flow roll-off experienced in the loan and investment portfolio.

     The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities decreased by 77 basis points from 3.03% in 2002 to 2.26% for the same period of 2003 while the average volume increased $101 million. Active deposit liability review and pricing management is performed weekly. Average short-term borrowings, increased $16.2 million in 2003 when compared to 2002, because of additional borrowings assumed in the acquisition of CommonWealth and a general increase in the level of retail repurchase agreements. The average rate paid on these borrowings decreased 87 basis points to 3.45% in 2003 versus 4.32% in 2002. Average long-term borrowings increased $1.8 million because of the September 2003 issuance of $15 million in trust preferred securities and the payment of an $8 million advance from the FHLB. The average rate paid on these borrowings decreased 46 basis points in 2003 compared to 2002.

     In addition, the average balances of interest-bearing demand and savings deposits increased $34.4 and $15.1 million, respectively, during 2003 while the corresponding average rate paid on these deposit categories declined 38 and 50 basis points, respectively. Average time deposits increased $33.4 million while the average rate paid decreased 89 basis points from 3.74% in 2002 to 2.85% in 2003. Likewise, average Fed Funds and repurchase agreements increased $13.2 million while the average rate decreased 59 basis points. The level of average non-interest-bearing demand deposits increased $21.7 million to $179.1 million in 2003 compared to 2002. Approximately $58.4 million of the $82.9 million increase in average interest-bearing deposit growth is attributable to the acquisitions of Greenville ($22.5 million) in the fourth quarter of 2002 and CommonWealth ($35.9 million) in June 2003, respectively. CommonWealth also contributed significant non-interest bearing deposit balances with its high balance deposit product for title companies and real estate settlement firms.

  PRIOR YEAR COMPARISON (2002 VS. 2001)

     On a tax equivalent basis, net interest income increased $11.1 million, or 20.5% in 2002 compared to an increase of $4.1 million, or 8.3% in 2001, in each case, over the prior year. The increase in 2002 was the net result of an $8.7 million increase due to the higher volume of interest-earning assets and interest-bearing liabilities and a $2.3 million increase due to changes in rates on these assets and liabilities. The increase in net interest income in 2002 was primarily due to a $180.3 million or 15.2% increase in average earning assets over 2001. The increase in 2002 average earning assets was the result of an $89.0 million increase in average total loans, an $89.8 million increase in average investment securities and a $3.2 million increase in other interest yielding deposits. The cost of all interest bearing liabilities decreased to 3.03% in 2002, compared to 4.21% in 2001 reflecting the steadily declining interest rate environment throughout the year.

     The combined increase in average earning assets in 2002 of $180.3 million was attributable in large part to the fourth quarter 2001 acquisition of four branches in Virginia. The balance of earning asset growth came in the form of internal or "organic" growth in existing branches, along with increased wholesale borrowings ($17.5 million) and growth in average equity ($14.8 million).

     Average interest-bearing liabilities increased $148.7 million in 2002, which included a $131.3 million increase in interest-bearing deposits. Additionally, there was a $22.6 million increase in average non-interest bearing demand deposits compared to the prior year. The acquisition of Bank of Greenville in the fourth quarter of 2002 accounted for only $2.0 million of the average interest-bearing deposit balance increase in 2002 while the branch acquisitions in the fourth quarter of 2001 accounted for approximately $94.0 million. Organic growth in 2002 was enhanced by significant merger activity in competing banks which assisted in customer acquisition and market share growth primarily in Southern West Virginia.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL
AVERAGE BALANCE SHEETS-NET INTEREST INCOME ANALYSIS
(AMOUNTS IN THOUSANDS, EXCEPT %)

                                         2003                             2002                             2001
                            ------------------------------   ------------------------------   ------------------------------
                                                    YIELD/                           YIELD/                           YIELD/
                             AVERAGE     INTEREST    RATE     AVERAGE     INTEREST    RATE     AVERAGE     INTEREST    RATE
                             BALANCE       (1)       (1)      BALANCE       (1)       (1)      BALANCE       (1)       (1)
                            ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
Earning Assets:
Loans:
Held for Sale.............  $   43,996   $ 2,367     5.38%   $   57,116   $  3,584    6.27%   $   41,511   $ 2,956     7.12%
Held for Investment (2)
  Taxable.................     970,820    70,185     7.23%      910,790     72,065    7.91%      836,807    72,120     8.62%
  Tax-Exempt..............       5,252       380     7.24%        6,559        538    8.20%        7,118       711     9.99%
                            ----------   -------     ----    ----------   --------    ----    ----------   -------     ----
                               976,072    70,565     7.23%      917,349     72,603    7.91%      843,925    72,831     8.63%
Allowance for Loan
  Losses..................     (14,980)       --       --       (14,436)        --      --       (12,753)       --       --
                            ----------   -------     ----    ----------   --------    ----    ----------   -------     ----
  Net Total...............     961,092    70,565     7.34%      902,913     72,603    8.04%      831,172    72,831     8.76%
Securities Available for
  Sale:
  Taxable.................     313,126    13,104     4.18%      245,001     12,906    5.27%      167,672    10,094     6.02%
  Tax-Exempt..............      94,910     6,750     7.11%       95,164      7,239    7.61%       81,507     6,269     7.69%
                            ----------   -------     ----    ----------   --------    ----    ----------   -------     ----
  Total...................     408,036    19,854     4.87%      340,165     20,145    5.92%      249,179    16,363     6.57%
Held to Maturity
  Securities:
  Taxable.................         598        33     5.52%        1,459         95    6.51%        2,511       165     6.57%
  Tax-Exempt..............      39,083     3,231     8.27%       39,587      3,253    8.22%       39,755     3,253     8.18%
                            ----------   -------     ----    ----------   --------    ----    ----------   -------     ----
  Total...................      39,681     3,264     8.23%       41,046      3,348    8.16%       42,266     3,418     8.09%
Interest Bearing Deposits
  with Banks..............      39,062       606     1.55%       25,061        380    1.52%       22,197       842     3.79%
Fed Funds Sold............         711         9     1.27%          288          4    1.39%           --        --       --
                            ----------   -------     ----    ----------   --------    ----    ----------   -------     ----
  Total Earning Assets....   1,492,578   $96,665     6.48%    1,366,589   $100,064    7.32%    1,186,325   $96,410     8.13%
Other Assets..............     124,574                          105,655                           99,989
                            ----------                       ----------                       ----------
  Total...................  $1,617,152                       $1,472,244                       $1,286,314
                            ==========                       ==========                       ==========
Interest-Bearing
  Liabilities:
Demand Deposits...........  $  223,615     1,412     0.63%   $  189,200      1,916    1.01%   $  145,107     2,150     1.48%
Savings Deposits..........     185,429     1,146     0.62%      170,297      1,903    1.12%      131,699     1,698     1.29%
Time Deposits.............     610,201    17,392     2.85%      576,833     21,547    3.74%      528,267    28,036     5.31%
Short-term Borrowings.....     225,431     7,767     3.45%      209,154      9,035    4.32%      191,660     9,913     5.17%
Long-term Borrowings......      11,895       657     5.52%       10,081        607    6.02%       10,171       612     6.02%
                            ----------   -------     ----    ----------   --------    ----    ----------   -------     ----
  Total Interest-bearing
  Liabilities.............   1,256,571    28,374     2.26%    1,155,565     35,008    3.03%    1,006,904    42,409     4.21%
Demand Deposits...........     179,050                          157,339                          134,726
Other Liabilities.........      14,719                           15,249                           15,401
Stockholders' Equity......     166,812                          144,091                          129,283
                            ----------                       ----------                       ----------
  Total...................  $1,617,152                       $1,472,244                       $1,286,314
                            ==========   -------             ==========   --------            ==========   -------
Net Interest Income.......               $68,291                          $ 65,056                         $54,001
                                         =======                          ========                         =======
Net Interest Rate Spread
  (3).....................                           4.22%                            4.29%                            3.91%
                                                     ====                             ====                             ====
Net Interest Margin (4)...                           4.58%                            4.76%                            4.55%
                                                     ====                             ====                             ====

---------------

(1) Fully Taxable Equivalent at the rate of 35%.

(2) Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3) Represents the difference between the yield on earning assets and cost of funds.

(4) Represents tax equivalent net interest income divided by average interest earning assets.

RATE AND VOLUME ANALYSIS OF INTEREST

     The following table summarizes the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in their interest rates. In this analysis, the change in interest due to both rate and volume has been allocated to the volume and rate columns in proportion to absolute dollar amounts. This table will assist you in understanding the changes in the Company's principal source of revenues, net interest income ("NII"). The principal themes or trends which are evident in this table include:

     - The significant increase in NII in 2002 resulting largely from branch growth

     - Downward repricing of liabilities in 2002 which exceeded declining loan and investment yields

     - The resulting higher margin and net revenues in 2002

     - The beneficial effects of falling rates in 2002

     - Lower growth in 2003 (roughly half the 2002 rate of growth)

     - The limiting effect of low rates in 2003 as deposit rates hit floor levels and loan and investment rates continued to reprice downward

     - The resulting shrinkage in margin which was overcome only by growth in average earning assets

                                           2003 COMPARED TO 2002            2002 COMPARED TO 2001
                                        $ INCREASE/(DECREASE) DUE TO     $ INCREASE/(DECREASE) DUE TO
                                       ------------------------------   ------------------------------
                                       VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                       -------   ---------   --------   -------   ---------   --------
                                                           (AMOUNTS IN THOUSANDS)
Interest Earned On (1):
  Loans Held for Sale................  $ (751)   $   (466)   $(1,217)   $1,011    $   (383)   $   628
  Loans..............................   4,473      (6,511)    (2,038)    6,052      (6,280)      (228)
  Securities available for sale......   3,145      (3,436)      (291)    5,237      (1,455)     3,782
  Securities held to maturity........     (91)          7        (84)      (82)         12        (70)
  Interest-bearing deposits with
     other banks.....................     217           9        226        97        (559)      (462)
  Federal funds sold.................       5          --          5         4          --          4
                                       ------    --------    -------    ------    --------    -------
Total interest-earning assets........   6,998     (10,397)    (3,399)   12,319      (8,665)     3,654
                                       ------    --------    -------    ------    --------    -------
Interest Paid On:
  Demand deposits....................     306        (810)      (504)      552        (786)      (234)
  Savings deposits...................     157        (914)      (757)      452        (247)       205
  Time deposits......................   1,188      (5,342)    (4,154)    2,397      (8,887)    (6,490)
  Short-term borrowings..............     436      (1,709)    (1,273)      210      (1,088)      (878)
  Long-term debt.....................     103         (49)        54        (5)          1         (4)
                                       ------    --------    -------    ------    --------    -------
Total interest-bearing liabilities...   2,190      (8,824)    (6,634)    3,606     (11,007)    (7,401)
                                       ------    --------    -------    ------    --------    -------
Change in net interest income........  $4,808    $ (1,573)   $ 3,235    $8,713    $  2,342    $11,055
                                       ======    ========    =======    ======    ========    =======

---------------

(1) Fully taxable Equivalent using a rate of 35%.

NON-INTEREST INCOME

  CURRENT YEAR COMPARISON (2003 VS. 2002)

     Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $1.7 million, or 8.27%, from $20.0 million for the year ended December 31, 2002 to $21.7 million for 2003. Gains on the sale of securities of $1.2 million were the largest contributor to this increase, almost entirely due to the sale of certain short-term equity investments in the third quarter of 2003.

     In addition, along with the increase in deposits created by new market areas served by the Company, service charges on deposit accounts increased $1.0 million, or 14.4% primarily as the result of the Company's overdraft program that allows well-managed customer deposit accounts flexibility in managing overdrafts to their accounts. Other service charges, commissions and fees also increased $1.0 million in 2003 compared to 2002. These fees are dependent upon customer behaviors and usage of the various products and services of the Company and are transaction oriented. Revenues in this category include, among others, commissions on sales of credit life insurance and other fee sources of revenue including the revenues of Stone Capital and ATM service charge revenues created in the newer market areas.

     Fiduciary earnings representing asset management fees on trust and agency accounts of $1.8 million were consistent with the prior year. All other operating income increased $305,000.

     Non-interest income in the mortgage banking subsidiary United First Mortgage, Inc. ("UFM") declined from $9.4 million in 2002 to $7.2 million in 2003. The end of unprecedented refinance activity in the latter half of the year, coupled with rate volatility and changes in price expectations by national investors who buy these loans and brokers who provide wholesale production, caused a decline of $1.6 million in the fair value mark-to-market of the mortgage pipeline and related securities.

     The following table details the components of UFM's mortgage banking income included in non-interest income for the years ended December 31, for the periods indicated.

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            2003      2002      2001
                                                           -------   -------   -------
                                                             (AMOUNTS IN THOUSANDS)
MORTGAGE BANKING INCOME
Loan Sales and Settlement Component:
  Other Service Charges, Commissions & Fees..............  $ 1,254   $ 1,649   $ 1,914
  Gain on Sale of Loans..................................    6,625    12,947     7,302
  Fee Income.............................................    2,395     1,708     1,535
  Gain (Loss) on Closed Derivatives......................   (1,210)   (8,066)   (1,649)
  Option Expense.........................................     (306)       --        --
                                                           -------   -------   -------
                                                             8,758     8,238     9,102
Mark-to-Market Component:
  Mark to Market (Losses) Gains on Commitments...........   (2,083)    1,885       497
  Mark to Market Securities..............................      490      (688)      (17)
                                                           -------   -------   -------
                                                            (1,593)    1,197       480
                                                           -------   -------   -------
TOTAL MORTGAGE BANKING INCOME............................  $ 7,165   $ 9,435   $ 9,582
                                                           =======   =======   =======

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Interest Rate Lock Commitments
  Notional Value............................................  $36,706   $90,747
  FAIR VALUE................................................      299     2,382
Securities
  Notional Value............................................   39,500    75,000
  FAIR VALUE................................................     (216)     (706)

     At December 31, 2003, UFM held an investment in forward mortgage contracts with a notional value of $34.5 million and mortgage-backed security put options totaling $5.0 million. These contracts are used in an attempt to hedge interest rate risk associated with RLCs and closed loans not allocated to a forward commitment of $30.8 million. At December 31, 2003, the fair value of the securities was a liability of $216,000, which represents a $490,000 increase from the fair value at December 31, 2002. In addition, the fair value of the RLCs at December 31, 2003 was $252,000, which represents a $1.98 million decline from the fair value at December 31, 2002. The market valuation of RLCs at December 31, 2003 assumes a 65.82% RLC pull-through.

If actual pull-through in succeeding months proves to be more or less than 65.82%, the full market value of RLCs may or may not be realized and/or the valuation of RLCs may change.

     For the year-ended December 31, 2003, the Company incurred $1.5 million in the cost of forward mortgage derivative contracts and options to originate and sell $874.0 million in loans compared to the prior year in which $740.5 million in loans were originated for sale with underlying forward mortgage contracts that cost $8.1 million. The lower cost of forward mortgage contracts between the two years is reflective of the volatility of the pricing of these types of contracts during times of significant interest rate volatility. Although the pricing of the contracts was favorable to the Company in the current year, UFM's pricing and margin on loans sold was substantially less favorable as a result of the market pricing dynamics and significant competitive forces. The significant decrease in hedging cost, as well as the market price of loans sold, demonstrates the potential volatility to earnings and the sensitivity to pull-through assumptions. The cost of these derivative contracts is included as a component of mortgage banking income in the consolidated statements of income, which represents the net revenues associated with the origination, holding and sale of mortgage loans.

     The shift to a loss in mortgage banking operations in 2003 stems from the aforementioned interest rate volatility and other factors that began late in the third quarter of 2003, and in turn led to lower margins. These losses, coupled with the expectation for lower volumes in 2004, also led to an impairment charge of $397,000 relating to goodwill with respect to the mortgage banking segment during the fourth quarter of 2003.

  PRIOR YEAR COMPARISON (2002 VS. 2001)

     Non-interest income totaled $20.0 million in 2002, which is substantially unchanged from the $20.3 million recognized in 2001. 2002 reflected changes in various categories of non-interest income items in comparison to 2001. While service charges on deposit accounts increased $1.1 million or 18.3%, this was largely offset by declines in securities gains and losses ($572,000) and a reduction in other operating income ($500,000).

     The Company's mortgage banking segment recognized $9.4 million in mortgage banking income in 2002. The level of mortgage banking income declined slightly from the prior year level of $9.6 million. The decrease, despite increased loan applications, was attributable to lower margins recognized on loan sales in the third and fourth quarters of 2002. The reduction in margin was attributable to lower than anticipated pull through rates (closings versus commitments) as mortgage rates fell to record lows and the earnings on a portion of the loan commitments outstanding were not realized. Higher than anticipated hedging cost reduced the margin on loan sales by approximately $900,000 in 2002 due to the increased cost of mortgage derivative commitments used to hedge the price volatility of loan commitments. The inability of the mortgage company's hedge model to accurately predict loan fallout percentages experienced in the third and early in the fourth quarter 2002 resulted in higher than predicted fallout. This fallout was due to loan applicants who "opted out" of the mortgage company's process prior to closing and, instead, reapplied elsewhere or simply waited on the sidelines for more declines in mortgage rates, as they continued to decline to historically unprecedented lows. The hedge model, which predicted the need to invest at a specified level based upon historic information, failed to predict the sudden increase in fallout, and in turn, hedge volume was elevated when measured against the loan commitments which ultimately closed.

     UFM originated $791.8 million in loans during 2002 compared to the 2001 volume of $621.6 million. The corresponding sale of loans resulted in gains on the sale of loans during 2002 and 2001 of $12.9 million and $7.3 million, respectively. Elevated hedge costs in 2002 and increased expense associated with the higher volume of origination resulted in a drop in mortgage banking pre-tax earnings from $2.0 million in 2001 to $798,000 in 2002. Pretax earnings for 2002 were further reduced by a $400,000 payment to a former mortgage company executive to settle employment obligations and to acquire a non-compete agreement on his termination of employment.

     Fiduciary income continued at the $1.8 million level in 2002 as it did in 2001. The level of trust and estate revenues remained relatively consistent in 2002 even though the total market value of the assets managed declined during 2002.

     Other service charges, commissions and fees of approximately $1.4 million also remained relatively consistent in 2002 and 2001. Other service charges, commissions and fees declined by $55,000 in 2002 compared to 2001.

     During 2002, the Company experienced a net loss from available for sale securities of $391,000. The loss included an other-than-temporary $576,000 write-down of a municipal issue, losses from the sale of securities of $313,000 and gains resulting from securities sold and called of $496,000. During 2001, a net gain of $181,000 was realized as a result of the sale of available for sale securities with gains of $209,000 and losses of $28,000.

NON-INTEREST EXPENSE

  CURRENT YEAR COMPARISON (2003 VS. 2002)

     Non-interest expense totaled $47.4 million for 2003 increasing $5.1 million, or 12.02% over year-end 2002. This increase is primarily attributable to a $3.5 million increase in salaries and benefits as a result of the addition of Greenville in late 2002 ($349,000), the addition of CommonWealth in June 2003 ($854,000) as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth, including three newly established branches in Winston-Salem, North Carolina ($342,000).

     In 2003, occupancy and furniture and equipment expense increased by $640,000 compared to 2002. The general level of occupancy cost grew largely as a result of the Greenville ($145,000) and CommonWealth acquisitions ($251,000) as well as increases in depreciation and insurance costs associated with new de novo branches ($63,000) and depreciation associated with a significant investment in operating equipment and technology infrastructure.

     During the fourth quarter of 2003, the Company performed its annual impairment test on goodwill. The results of the impairment tests indicated a charge of approximately $400,000 was appropriate for the mortgage banking segment. This charge was included in the non-interest expense category and as a reduction to goodwill on the balance sheet.

     All other operating expense accounts increased $555,000, or 4.02% in 2003 compared to 2002. Again, this increase was largely attributable to the Monroe Financial, Inc. ("Monroe" or "Greenville") acquisition in late 2002 and the CommonWealth acquisition along with the three de novo branches opened in the second, third and fourth quarters of 2003.

     The Company's net overhead ratio (non-interest expense less non-interest income excluding security gains and non-recurring gains divided by average earning assets) is a measure of its ability to manage and control costs. As this ratio decreases, more of the net interest income earned is realized as net income. The net overhead ratios for 2003, 2002, and 2001 were 1.66%, 1.48%, and 1.39%, respectively. The increase in the overhead ratio for 2003 and 2002 reflects the additional costs associated with the aforementioned expansion efforts as part of the Company's strategic plan for the development of its banking network in metro markets and the added infrastructure cost necessary to support the growth of the Company.

     The Company's efficiency ratio also measures management's ability to control costs and maximize net revenues. The efficiency ratio is computed by dividing non-interest expense by the sum of net interest income plus non-interest income (excluding security gains and losses, amortization of intangibles and impairment charges). The efficiency ratios for 2003, 2002, and 2001 were 51.9%, 48.6%, and 47.8%, respectively. Increases in the current and prior year are reflective of the higher direct costs associated with the acquisitions and new branches in late 2002 and in 2003 and added Corporate overhead required to support Company expansion.

  PRIOR YEAR COMPARISON (2002 VS. 2001)

     Non-interest expense totaled $42.3 million in 2002, compared with $38.0 million in 2001. The increase in non-interest expense in 2002 of $4.3 million is primarily attributable to a $3.4 million increase in salaries and benefits, $1.0 million of which was due to the acquisition of the four branches in the fourth quarter of 2001, along with a $700,000 increase in salaries and commissions in the mortgage operations of UFM (primarily attributable to increased loan production) and a general increase in salaries as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth. In addition, the combined impact of increases in other non-interest expense categories of $2.8 million is attributable to increased operating expenses from the branch acquisitions ($380,000), increased operations of UFM ($820,000) and additional increases of $1.6 million in other non-interest expense categories including costs associated with occupancy and facilities maintenance, data communications and marketing campaigns. These expenses were offset by the decline in goodwill amortization of $2.0 million.

     Occupancy expense increased $259,000 or 9.9% between 2001 and 2002. The 2002 increase primarily consists of $160,000 related to the full year's occupancy costs of the branch facilities purchased in fourth quarter 2001, and additional costs of $70,000 associated with UFM.

     With the adoption of FASB Statement No. 142, the Company ceased amortization of certain goodwill beginning January 1, 2002 as required by the Statement and with the adoption of Statement 147 in October 2002, amortization of remaining goodwill associated with branch acquisitions was discontinued. Cessation of such amortization decreased goodwill expense in 2002 by $2.04 million compared to 2001. This resulted in an additional $1.9 million in after tax net income in comparison to the prior year.

     Other operating expense increased by $2.3 million in 2002 compared to 2001. These accounts include increases in other operating costs associated with UFM of $700,000 (tied to increased loan production and the payment of a $400,000 contract settlement with the retiring president of UFM in connection with his departure). Other increased expenses, largely due to the acquisition of the new branches, included an increase in telephone and data communications expense of $237,000, an increase in ATM service fees of $162,000 and an increase in courier and travel expense of $214,000. Advertising expense was also up $114,000 in comparison to 2001 due to ad campaigns for new products and branch promotions. In 2001, a litigation settlement led to reimbursement of legal costs which reduced legal fees by $150,000 in 2001.

INCOME TAX EXPENSE

     Income tax expense totaled $10.4 million in 2003, compared with $10 million in 2002 and $8.4 million in 2001. The $0.4 million increase in 2003 is reflective of the higher level of pre-tax earnings in 2003 as is the $1.6 million increase between 2001 and 2002. Pre-tax earnings increased $0.8 million between 2002 and 2003 and $7.2 million between 2001 and 2002.

     The major difference between the statutory tax rate and the effective tax rate (income tax expense divided by pre-tax income) results from income not taxable for federal income tax purposes. The primary category of non-taxable income is that of state and municipal securities and industrial revenue bonds and tax-free loans. The effective tax rate for 2003 was 29.1% compared with 28.9% for 2002 and 30.5% in 2001. The reduction in the Company's effective tax rate in 2002 was partially attributable to the cessation of amortization of non-deductible goodwill while the slight increase in 2003 is the result of a decline in tax-free revenue sources as a percentage of total net revenues.

FINANCIAL POSITION

SECURITIES HELD TO MATURITY

     Investment securities held to maturity are comprised largely of U.S. Agency obligations and state and municipal bonds. Obligations of States and Political Subdivisions represent the largest portion of the held to maturity portfolio and totaled $37.5 million at December 31, 2003. These are comprised of high-grade municipal securities generally carrying AAA bond ratings, most of which also carry credit enhancement insurance by major insurers of investment obligations.

     The average final maturity of the investment portfolio decreased from 9.06 years in 2002 to 8.11 years in 2003 with the tax equivalent yield increasing from 8.62% at year-end 2002 to 8.66 % at the close of 2003. The average maturity of the investment portfolio, based on market assumptions for prepayment, is 2.8 years and

3.3 years at December 2003 and 2002, respectively. The average maturity data differs from final maturity data because of the use of assumptions as to anticipated prepayments.

SECURITIES AVAILABLE FOR SALE

     At December 31, 2003, the Company had $444.5 million in securities available for sale, compared with $300.9 million at year-end 2002, an increase of $143.6 million or 47.7%. During the year $307.9 million in securities were purchased. However, these increases were offset by maturities, calls, and mortgage-backed security principal payments and prepayments of $150.8 million, and sales of $10.2 million.

     The fair value of securities available for sale exceeded book value at year-end 2003 by $8.3 million, compared with $11.3 million at year-end 2002. The market value appreciation reflects changes (declines) in interest rates on comparable securities since acquisition. The market value appreciation declined by $3.0 million between 2002 and 2003 as a result of changes in rates during 2003 and changes in the composition of the portfolio. Fueled by calls and mortgage-backed security principal payments and prepayments of higher yielding securities throughout the year, a reduction in the appreciated value of the portfolio occurred as the balances of higher yielding securities declined. Reinvestment in comparable securities resulted in lower yields with prices closer to current market rates. The tax equivalent purchase yield on securities available for sale was 5.23% in 2003 and 6.32% in 2002.

     The average final maturity of the available for sale portfolio was 15.2 years and 13.5 years at December 31, 2003 and 2002, respectively. The change in average final maturity was the result of the $150.8 million in calls, principal payments and prepayments that occurred as a result of the declining interest rate environment while reinvestment in comparable securities resulted in extending the average contractual maturity of the portfolio by 1.7 years. The average maturity of the portfolio, based on market assumptions for prepayment, was 4.2 years and 2.9 years, respectively, at December 31, 2003 and 2002, substantially shorter than the average final maturity.

     Securities available for sale are used as part of management's asset/liability strategy. These securities may be sold in response to changes in interest rates, changes in prepayment risk, for liquidity needs and other factors. These securities are carried at market value.

LOAN PORTFOLIO

  LOANS HELD FOR SALE:

     The relative size of the portfolio of loans originated by the Company's mortgage banking division, UFM, and held for sale, was impacted significantly by the refinancing activity that occurred during 2002 and 2003 as a result of the low interest rate environment. Loans held for sale fluctuate on a daily basis reflecting retail originations, wholesale purchases and sales to investors. At December 31, 2003, loans held for sale were $18.2 million compared to $66.4 million at December 31, 2002. Average loans held for sale (which is a better indicator of volume maintained) decreased $13.1 million in 2003.

  LOANS HELD FOR INVESTMENT:

     Total loans held for investment increased $98.6 million from $927.6 million at December 31, 2002 to $1.03 billion at December 31, 2003. The increase is attributable to the CommonWealth acquisition (approximately $131.2 million at June 30, 2003) net of several large payoffs during 2003. Considering an $85.9 million increase in deposits and the increase in loans during 2003, the loan to deposit ratio increased slightly at December 31, 2003 compared to the December 31, 2002 level. The loan to deposit ratio, using only loans held for investment (excluding loans held for sale), was 83.7% on December 31, 2003 and 81.4% on December 31, 2002. Intense competition for loans in the face of low interest rates and what appears to be slower loan demand continue to impact this measure of loan production. Resulting liquidity during the period has been reinvested in the available for sale securities portfolio.

     The average balance of loans held for investment increased $58.7 million when comparing 2003 to 2002. This increase includes approximately $14 million in average loans acquired in the Monroe acquisition in the fourth quarter of 2002 and $71.5 million in average loans from the CommonWealth acquisition on June 6, 2003 net of the large commercial loan payoffs mentioned earlier and regular amortization in 2003.

     The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition at year-end 1999 through 2003.

LOAN PORTFOLIO SUMMARY:

                                                              DECEMBER 31,
                                         ------------------------------------------------------
                                            2003        2002       2001       2000       1999
                                         ----------   --------   --------   --------   --------
                                                         (AMOUNTS IN THOUSANDS)
Commercial, Financial and
  Agricultural.........................  $   69,395   $ 74,186   $ 96,641   $ 86,887   $ 92,739
Real Estate-Commercial.................     317,421    285,847    259,717    222,571    208,228
Real Estate-Construction...............      98,510     72,275     77,402     73,087     24,684
Real Estate-Residential................     421,299    364,087    332,671    293,732    251,332
Consumer...............................     119,195    131,385    138,426    135,692    128,541
Other..................................         992        726        961        649         62
                                         ----------   --------   --------   --------   --------
  Total................................   1,026,812    928,506    905,818    812,618    705,586
Less Unearned Income...................         621        885      1,322      1,362      1,490
                                         ----------   --------   --------   --------   --------
                                          1,026,191    927,621    904,496    811,256    704,096
Less Allowance for Loan Losses.........      14,624     14,410     13,952     12,303     11,900
                                         ----------   --------   --------   --------   --------
  Net Loans............................  $1,011,567   $913,211   $890,544   $798,953   $692,196
                                         ==========   ========   ========   ========   ========

     The Company maintained no foreign loans in the periods presented.

     Maturities and Rate Sensitivity of Loan Portfolio at December 31, 2003:

                                                 REMAINING MATURITIES
                                           ---------------------------------
                                                       OVER ONE
                                           ONE YEAR       TO       OVER FIVE
                                           AND LESS   FIVE YEARS     YEARS       TOTAL      PERCENT
                                           --------   ----------   ---------   ----------   -------
                                                            (AMOUNTS IN THOUSANDS)
Commercial, Financial and Agricultural...  $ 41,139    $ 25,662    $  2,594    $   69,395     6.76%
Real Estate-Commercial...................    93,799     143,262      80,360       317,421    30.93%
Real Estate-Construction.................    64,639      18,729      15,142        98,510     9.60%
Real Estate-Mortgage*....................    51,141     160,850     209,297       421,288    41.05%
Consumer*................................    19,978      89,014       9,593       118,585    11.56%
Other....................................       113         715         164           992     0.10%
                                           --------    --------    --------    ----------   ------
                                           $270,809    $438,232    $317,150    $1,026,191   100.00%
                                           ========    ========    ========    ==========   ======
Rate Sensitivity:
Pre-determined Rate......................  $ 92,370    $370,378    $314,348    $  777,096    75.73%
Floating or Adjustable Rate..............   178,438      67,854       2,803       249,095    24.27%
                                           --------    --------    --------    ----------   ------
                                           $270,808    $438,232    $317,151    $1,026,191   100.00%
                                           ========    ========    ========    ==========   ======
                                              26.39%      42.70%      30.91%       100.00%

---------------

* Amounts are net of $621 unearned income; $11 in the Real Estate-Mortgage category and $610 in Consumer.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

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

     The allowance for loan losses was $14.6 million on December 31, 2003, compared to $14.4 million at December 31, 2002 and $14 million on December 31, 2001. The allowance for loan losses represents 488.6% of non-performing loans at December 31, 2003, versus 455% and 280% at December 31, 2002 and 2001, respectively. When other real estate is combined with non-performing loans, the allowance equals 288% of non-performing assets at December 31, 2003 versus 239% and 174% at December 31, 2002 and December 31, 2001, respectively. The increase in the allowance since year-end 2002 is primarily attributable to the acquisition of CommonWealth and the application of risk factors specific to this portfolio. The allowance attributable to the CommonWealth portfolio at the date of acquisition was $1.6 million.

     The provision for loan losses for the year ended December 31, 2003 decreased $789,000 when compared to the year ended December 31, 2002. The decrease is largely attributable to improving asset quality and loan loss history, changes in risk factors assigned and a decline in volume within certain portfolio segments. Net charge-offs for 2003 and 2002 were $4.8 million and $4.1 million, respectively. Although net charge-offs increased in 2003 compared to 2002, expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.49% for 2002, to 0.45% for 2003 due to the increase in average loans of $58.7 million.

     The provision for loan losses was $4.2 million in 2002, $5.1 million in 2001 and $4.0 million in 2000. The 2002 provision of $4.2 million decreased by more than $900,000 from 2001 in response to continuing improvements in asset quality and only modest growth in the loan portfolio year over year. The decline in the provision was consistent with the noted improvements in all categories of non-performing loans and other real estate owned. The 2001 provision of $5.1 million was elevated in response to charge-offs in 2001 coupled with larger charge-offs of commercial credits in 2001 as the Company pursued workout and resolution of two commercial loans in non-accrual status.

     Based on the allowance for loan losses of approximately $14.6 million and $14.4 million at December 31, 2003 and 2002, respectively, the allowance to loans held for investment ratio was 1.43% in 2003 vs. 1.55% for 2002. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2003.

     Net loan charge-offs were $4.8 million in 2003, compared with $4.1 million in 2002 and $4.0 million in 2001, respectively. Although net charge-offs increased in 2003 compared to 2002, expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.49% for 2002, to 0.45% for 2003 due to the increase in average loans of $58.7 million. The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 1999 through 2003.

SUMMARY OF LOAN LOSS EXPERIENCE:

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                 (AMOUNTS IN THOUSANDS, EXCEPT PERCENT DATA)
Balance of allowance at beginning of
  period.....................................  $14,410   $13,952   $12,303   $11,900   $11,404
Acquisition balances.........................    1,583       395       484     1,051        --
Charge-offs:
  Commercial, financial, agricultural and
     commercial real estate..................    3,302     2,162     1,979     2,911       562
  Real estate-residential....................      686       464       720       629       268
  Installment................................    2,133     2,243     2,181     1,996     2,178
                                               -------   -------   -------   -------   -------
     Total Charge-offs.......................    6,121     4,869     4,880     5,536     3,008
                                               -------   -------   -------   -------   -------
Recoveries:
  Commercial, financial and agricultural.....      711       167       155       267        74
  Real estate-residential....................       58       129       298        82        60
  Installment................................      564       428       458       553       477
                                               -------   -------   -------   -------   -------
     Total Recoveries........................    1,333       724       911       902       611
                                               -------   -------   -------   -------   -------
Net charge-offs..............................    4,788     4,145     3,969     4,634     2,397
Provision charged to operations..............    3,419     4,208     5,134     3,986     2,893
                                               -------   -------   -------   -------   -------
Balance of allowance at end of period........  $14,624   $14,410   $13,952   $12,303   $11,900
                                               =======   =======   =======   =======   =======
Ratio of net charge-offs to average loans
  outstanding................................     0.49%     0.45%     0.47%     0.62%     0.38%
Ratio of allowance for loan losses to total
  loans outstanding..........................     1.43%     1.55%     1.54%     1.52%     1.70%
Average Loans Outstanding....................  976,072   917,349   843,925   744,570   636,211

     For additional information regarding the Allowance for Loan Losses, also see Note 6 of the Financial Statements included herein under Item 8.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES:

                             2003                2002                2001                2000                1999
                       -----------------   -----------------   -----------------   -----------------   -----------------
                                                  (AMOUNTS IN THOUSANDS, EXCEPT PERCENT DATA)
Commercial, Financial
  and Agricultural...  $ 9,414    47.00%   $ 8,905    47.00%   $ 8,399    47.00%   $ 6,798    38.00%   $ 4,919    43.00%
Real Estate-
  Mortgage...........    2,207    41.00%     1,684    39.00%     3,543    38.00%     3,289    46.00%     2,578    39.00%
Consumer.............    3,003    12.00%     3,821    14.00%     2,010    15.00%     1,861    16.00%     1,413    18.00%
Unallocated..........       --     0.00%        --     0.00%        --     0.00%       355     0.00%     2,990     0.00%
                       -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
  Total..............  $14,624   100.00%   $14,410   100.00%   $13,952   100.00%   $12,303   100.00%   $11,900   100.00%
                       =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

     The percentages in the table above represent the percent of loans in each category of total loans.

NON-PERFORMING ASSETS

     Non-performing assets include loans on which interest accruals have ceased, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (OREO) pursuant to foreclosure proceedings. The levels of non-performing assets for the last five years are presented in the following table.

                                                          DECEMBER 31,
                                           -------------------------------------------
                                            2003     2002     2001     2000     1999
                                           ------   ------   ------   ------   -------
                                                     (AMOUNTS IN THOUSANDS)
Non-accrual loans........................  $2,993   $3,075   $3,633   $5,397   $ 7,889
Loans 90 days or more past due and still
  accruing interest......................      --       91    1,351    1,208     1,259
Other real estate owned..................   2,091    2,855    3,029    2,406     1,950
                                           ------   ------   ------   ------   -------
                                           $5,084   $6,021   $8,013   $9,011   $11,098
                                           ======   ======   ======   ======   =======
Non-performing loans as a percentage of
  total loans............................     0.3%     0.3%     0.6%     0.8%      1.3%
Non-performing assets as a percentage of
  total loans and other real estate
  owned..................................     0.5%     0.6%     0.9%     1.1%      1.6%
Allowance for loan losses as a percentage
  of non-performing loans................   488.6%   455.1%   279.9%   186.3%    130.1%
Allowance for loan losses as a percentage
  of non-performing assets...............   287.7%   239.3%   174.1%   136.5%    107.2%
                                           ======   ======   ======   ======   =======

     Total non-performing assets were $5.1 million at December 31, 2003 compared to $6.0 million at December 31, 2002, a decrease of $937,000. Every component of non-performing assets improved with other real estate owned having the greatest impact, decreasing $764,000, or 26.7%. The decrease in non-accrual loans resulted from the resolution of a number of loan relationships through payment, repossession, or foreclosure and write-down of the loan balances to reflect the net realizable value of the assets. The decrease in loans 90 days or more past due is a result of movement of these credits to non-accrual status and a more aggressive approach in collecting loans past due 90 days or more.

     Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management's estimate of loss upon ultimate resolution.

     During 2003, 2002 and 2001, $1,581,000, $2,168,000, and $2,116,000 of
assets were acquired through foreclosure and transferred to other real estate owned.

     In addition to non-performing loans reflected in the foregoing table, the Company has identified certain performing loans as impaired based upon management's evaluation of credit strength, projected ability to repay in accordance with the contractual terms of the loans and varying degrees of dependence on the sale of related collateral for liquidation of the loans. These loans were current under loan terms and were classified as performing at year-end 2003.

     The following table presents the Company's investment in loans considered to be impaired and related information on those impaired loans:

                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (AMOUNTS IN THOUSANDS)
Recorded investment in loans considered to be impaired.....  $7,649   $8,980   $5,129
Loans considered to be impaired that were on a non-accrual
  basis....................................................   1,609    1,238    1,229
Allowance for loan losses related to loans considered to be
  impaired.................................................   2,422    3,907    1,310
Average recorded investment in impaired loans..............   7,798    9,176    5,674
Total interest income recognized on impaired loans.........     443      512      255

     Included in the table above is a loan relationship in the amount of $4.7 million which is secured by a hotel property which has suffered declines in levels of occupancy. The allowance for loan losses related to this loan was $1.5 million at December 31, 2003. This was the Company's largest impaired loan at December 31, 2003.

     The Company has considered all impaired loans in the evaluation of the adequacy of the allowance for loan losses at December 31, 2003. Additional information regarding nonperforming loans can be found in Note 6 included in the Financial Statements under Item 8 of this report.

NONPERFORMING LOANS:

                                                           DECEMBER 31,
                                            ------------------------------------------
                                             2003     2002     2001     2000     1999
                                            ------   ------   ------   ------   ------
                                                      (AMOUNTS IN THOUSANDS)
Non-accrual Loans.........................  $2,993   $3,075   $3,633   $5,397   $7,889
Loans Past Due Over 90 Days and still
  accruing interest.......................      --       91    1,351    1,208    1,259
Restructured Loans Performing in
  Accordance with Modified Terms..........     356      345      518      502      505
Gross Interest Income Which Would Have
  Been Recorded Under Original Terms of
  Non-Accruing and Restructured Loans.....     282      222      291      409      436
Actual Interest Income During the
  Period..................................     194      108       97      105       78

     Potential Problems Loans -- In addition to loans which are classified as non-performing and impaired, the Company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. Among these loans at December 31, 2003 was a loan of $12.8 million which warrants close monitoring to a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. As with other hospitality industry firms, the borrower has experienced reduced cash flow associated with declines in the level of hotel occupancy. The loan is secured by real estate improved with a national franchise hotel and parking building in a major southeast city. The loan is further secured by the guarantee of the principals of the borrowing entity. This loan, which was originated in 1999, performed according to terms until it displayed delinquency in February and March 2003 and was subsequently brought current. The loan remains current as to principal and interest at December 31, 2003. The loan has not been converted to non-accrual status based upon its secured position, historical performance and strength of guarantors. This loan does, however, represent one of the Company's largest credits and is within an industry which has suffered from declining performance in 2003.

     There were no specific allocations of the allowance for loan losses for any of the foregoing potential problem loans as of December 31, 2003.

     The company is also monitoring a $3.1 million loan to a hospitality borrower for a new property opened in 2003. The construction and opening of the hotel, which secures this loan was delayed and occupancy has not reached projected levels necessary to adequately fund current debt service requirements. The loan is guaranteed by the principals and is senior to a $900,000 loan by the SBA. The $3.1 million senior loan became 30 days delinquent in February 2004 and the borrower has requested conversion to interest only payments for one year to allow time for stabilization of occupancy and cash flow for the property. The company has delayed consideration of the modification request until the principals restore the loan to current status and pending the company's request for additional collateral. The ultimate resolution of the issues dealing with the modification is not expected to have a material adverse effect on the consolidated financial statements.

     The Company had no foreign outstanding loans at December 31, 2003.

     Although the Company's loans are made primarily in the three state region in which it operates, the Company had no concentrations of loans to one borrower or industry representing 10% or more of outstanding loans at December 31, 2003.

DEPOSITS

     Total deposits have grown $85.9 million or 7.5% since year-end 2002 as a result of the acquisition of CommonWealth. Deposits in the acquired CommonWealth branches at year-end 2003 totaled $82.6 million. In terms of composition, non-interest-bearing deposits increased $28.6 million or 17.3% while interest-bearing deposits grew $57.3 million or 5.8% from December 31, 2002.

     Average total deposits increased to $1.2 billion for 2003 versus $1.1 billion in 2002, an increase of 9.57%. Average savings deposits increased by $15.1 million while time deposits increased by $33.4 million. Average interest-bearing demand and non-interest bearing demand deposits increased by $34.4 million and $21.7 million, respectively. In 2003, the average rate paid on interest bearing liabilities was 2.26%, down from the 3.03% in 2002.

FUNDING, LIQUIDITY AND CAPITAL RESOURCES:

     The Company's short-term borrowings consist primarily of overnight Federal Funds purchased from the FHLB, securities sold under agreements to repurchase and callable term FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company. Short-term borrowings increased on average approximately $16.2 million in comparison to the prior year. The increase in average short-term borrowings in 2003, along with the increase in average deposits of $104.6 million, was accompanied by an increase in total loans as these funds were used to finance the average loans held for investment portfolio growth ($58.7 million) and the average increase in available for sale securities ($67.9 million). The price sensitivity of funding cost is managed by the Company's "Product Group", which monitors product and pricing initiatives including, among other things, the management of the overall cost of funds to assist in maintaining an acceptable net interest margin, and to act as a resource in developing new products and establishing pricing guidelines.

     Other indebtedness includes structured term borrowings from the FHLB of $136.3 million and $100 million at December 31, 2003 and 2002, respectively, in the form of convertible and callable advances. The callable advances may be called (redeemed) at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. At December 31, 2003 and 2002, respectively, the Company also held non-callable term advances of $8.3 million and $10.0 million. In 2003, the Company borrowed an additional $25 million from the FHLB. In addition, FCBI issued trust preferred securities in September 2003 of $15.0 million. The debentures sold by the Company to FCBI Capital Trust are included in the total borrowings of the Company.

     The Company's short-term borrowings include securities sold under repurchase agreements. These agreements are sold to customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company's control during the effective period of the agreements. Rates paid are summarized as follows:

                                       2003               2002               2001
                                  ---------------    ---------------    ---------------
                                   AMOUNT    RATE     AMOUNT    RATE     AMOUNT    RATE
                                  --------   ----    --------   ----    --------   ----
                                      (AMOUNTS IN THOUSANDS, EXCEPT PERCENT DATA):
At year-end.....................  $243,003   3.20%   $206,183   4.38%   $240,918   5.78%
Average during the year.........   225,431   3.45%    209,154   4.32%    191,660   5.17%
Maximum month-end balance.......   273,929            228,976            240,918

     For further discussion of FHLB borrowings, see Note 8 to the Notes to the Consolidated Financial Statements included in this report.

     Liquidity represents the Company's ability to respond to demands for funds and is primarily derived from maturing investment securities, overnight investments, periodic repayment of loan principal, and the Company's ability to generate new deposits. The Company also has the ability to attract short-term sources of funds and draw on credit lines that have been established at financial institutions to meet cash needs.

     Total liquidity of $862.2 million at December 31, 2003 is comprised of the following: cash on hand and deposits with other financial institutions of $61.6 million; securities available for sale of $444.5 million; securities held to maturity due within one year of $830,000; and Federal Home Loan Bank credit availability of $355.3 million.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses sources of funds primarily to meet ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of securities. At December 31, 2003, approved loan commitments outstanding amounted to $116.8 million. Certificates of deposit scheduled to mature in one year or less totaled $400.7 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

     The following tables present contractual cash obligations, contingent liabilities, commercial commitments and off-balance sheet arrangements as of December 31, 2003.

CASH OBLIGATIONS:

                                                     TOTAL PAYMENTS DUE BY PERIOD
                                           -------------------------------------------------
                                                         TWO TO
                                           LESS THAN      THREE       FOUR TO       AFTER
                                TOTAL        1 YEAR       YEARS     FIVE YEARS     5 YEARS
                              ----------   ----------   ---------   -----------   ----------
                                                (IN THOUSANDS OF DOLLARS)
Deposits without a stated
  maturity(1)...............  $  618,951   $  618,951   $     --      $    --      $    --
Certificates of
  Deposit(2)(3).............     625,518      409,035    138,400       41,141       36,942
Securities sold under
  agreements to
  repurchase................      98,392       97,703        508          120           61
FHLB Advances(2)(3).........     182,612        9,661     45,439       19,842      107,670
Trust Preferred
  Indebtedness..............      49,169          650      1,305        1,239       45,975
Leases......................       4,002          982      1,570        1,156          294
Other Commitments(4)........      36,000       36,000         --           --           --
                              ----------   ----------   --------      -------      -------
     Total..................  $1,614,644   $1,172,982   $187,222      $63,498      190,942
                              ==========   ==========   ========      =======      =======

---------------

1. Excludes Interest.

2. Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2003. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

3. Excludes carrying value adjustments such as unamortized premiums or discounts.

4. Acquisition of PCB Bancorp in the second quarter of 2004.

OFF-BALANCE SHEET ARRANGEMENTS:

                                                 AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                              -------------------------------------------------
                                              LESS THAN     TWO TO       FOUR TO       AFTER
                                    TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS   FIVE YEARS
                                   --------   ---------   -----------   ----------   ----------
                                                          (IN THOUSANDS)
Commitments:
  Commercial lines of credit.....  $ 64,107    $45,703      $15,152       $  407      $ 2,845
  Consumer lines of credit.......    29,171     10,274          905        1,265       16,727
  Letters of credit..............    10,693      9,658          961           --           74
                                   --------    -------      -------       ------      -------
     Total commitments...........  $103,971    $65,635      $17,018       $1,672      $19,646
                                   ========    =======      =======       ======      =======

     Lines of credit with no stated maturity date are included in commitments for less than one year.

     In addition to amounts listed in the foregoing table and as more fully described in Application of Critical Accounting Policies and Note 5 to the Financial Statements, UFM had option-adjusted commitments to fund mortgage loans of $46.7 million.

STOCKHOLDERS' EQUITY

     Risk-based capital ratios are a measure of the Company's capital adequacy. At December 31, 2003, the Company's Tier I capital ratio was 13.26% compared with 12.06% in 2002. Federal regulatory agencies use risk-based capital ratios and the leverage ratio to measure the capital adequacy of banking institutions. Risk-based capital guidelines, risk weighted balance sheet assets, and off-balance sheet commitments are used in determining capital adequacy. The Company's total risk-based capital-to-asset ratio was 14.55% at the close of 2003 compared with 13.33% in 2002. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies. The leverage ratio is the measurement of total tangible equity to total assets. The Company's leverage ratio at December 31, 2003 was 8.83% versus 8.10% at December 31, 2002, both of which are well above the minimum levels prescribed by the Federal Reserve. (See Note 13 of the Notes to Consolidated Financial Statements.)

TRUST AND INVESTMENT MANAGEMENT SERVICES

     As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (Trust Division). The Trust Division reported market value of assets under management of $471 million and $433 million at December 31, 2003 and 2002, respectively. The Trust Division manages intervivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.

     The Trust Division employs 19 professionals and support staff with a wide variety of estate and financial planning, investing and plan administration skills. The Trust Division is located within the Company's banking offices in Bluefield, West Virginia. Services and trust development activities to other branch locations and primary markets are offered through the Bluefield-based division.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Bank's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds while maintaining an acceptable level of NII given the current interest rate environment.

     The Company's primary component of operational revenue, NII, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components including repricing risk, basis risk, yield curve risk and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is due to "embedded options" often called put or call options given or sold to holders of financial instruments.

     In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Bank seeks to control its interest rate risk (IRR) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, quarterly simulations of NII are performed using financial models that project NII through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management's estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. Specific strategies for management of IRR have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable rate loans to reduce the average maturity of the Bank's interest-earning assets and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate the potential exposure. The simulation model used by the Company captures all earning assets, interest bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. Based upon the latest simulation, the Company believes that it is biased toward an asset sensitive position. Absent adequate management, asset sensitive positions can negatively impact net interest income in a falling rate environment or, alternatively, positively impact net interest income in a rising rate environment.

     The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in projected NII based on quarterly income simulations compared to forecasted results. In addition, the policy addresses exposure limits to changes in the Economic Value of Equity ("EVE") according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company's defined policy limits as short-term rates are anticipated to move upward in the latter half of 2004.

     The following table summarizes the impact on NII and the EVE as of December 31, 2003 and 2002, respectively, of immediate and sustained rate shocks in the interest rate environment of plus and minus 100 basis points and plus 200 basis points from the flat rate simulation. The results of the rate shock analysis depicted below differ from the results in quarterly simulations, in that all changes are assumed to take effect immediately; whereas, in the quarterly income simulations, changes in interest rates are assumed to take place over a 24-month horizon simulating a more likely scenario for a changing rate environment. This table, which illustrates the prospective effects of hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates over a twelve-month time period. This type of modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables.

                           RATE SENSITIVITY ANALYSIS

                                                                          2003
                                                      ---------------------------------------------
                                                      NET INTEREST     %      MARKET VALUE     %
INCREASE (DECREASE) IN INTEREST RATES (BASIS POINTS)     INCOME      CHANGE    OF EQUITY     CHANGE
----------------------------------------------------  ------------   ------   ------------   ------
                                                                 (AMOUNTS IN THOUSANDS)
200.............................................        $ 1,769        3.1      $  4,398       1.5
100.............................................          1,227        2.1         4,334       1.4
(100)...........................................         (1,302)      (2.2)      (16,247)     (5.4)

                                                                          2002
                                                      ---------------------------------------------
                                                      Net Interest     %      Market Value     %
INCREASE (DECREASE) IN INTEREST RATES (BASIS POINTS)     Income      Change    of Equity     Change
----------------------------------------------------  ------------   ------   ------------   ------
                                                                 (Amounts in Thousands)
200.............................................        $ 4,466        7.1      $(8,709)      (5.5)
100.............................................          2,387        3.8       (3,882)      (2.5)
(100)...........................................         (2,018)      (3.2)       4,885        3.1

     When comparing the impact of the rate shock analysis between 2003 and 2002, the 2003 changes in NII reflect the impact of the balance sheet composition of assets and liabilities as the profile continues to reflect asset sensitivity in a falling rate environment as more assets prepay and net interest income declines. The change results in heightened asset prepayment levels experienced in light of the interest rate environment modeled. The asset sensitivity is reflected in on-hand liquidity of $69.1 million (Federal Funds sold and interest-bearing balances held with other banks). The Company continues to reinvest excess funds into new assets (loans and securities) to support net interest income. The Company began to experience a shift in the balance sheet toward greater asset sensitivity in 2000 which was attributed to the reduced lives of certain assets and the control measures taken in prior years, and continuing throughout 2003, to reduce deposit cost and identify opportunities for product and net interest income enhancement in response to the current rate environment.

     The market value of equity is a measure which reflects the impact of changing rates on the underlying value of the Company in a hypothetical scenario analysis. The value of equity within this analysis is favorably responsive to the impact of rising rates. The Company changed modeling tools in 2003 and the result provided more accurate measures of non-maturity deposits and the results for 2003 give greater weight to the value of these deposits as rates rise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets.................................    41
Consolidated Statements of Income...........................    42
Consolidated Statements of Cash Flow........................    43
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    44
Notes to Consolidated Financial Statements..................    45
Report of Independent Auditors..............................    77
Report of Management's Responsibilities.....................    78

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                           ASSETS
Cash and due from banks.....................................  $   39,416   $   33,364
Interest-bearing deposits with banks........................      22,136       88,064
Federal funds sold..........................................          --        3,157
                                                              ----------   ----------
     Total cash and cash equivalents........................      61,552      124,585
Securities available for sale (amortized cost of $436,194,
  2003; $289,616, 2002).....................................     444,491      300,885
Securities held to maturity (fair value, $40,060, 2003;
  $43,342, 2002)............................................      38,020       41,014
Loans held for sale.........................................      18,152       66,364
Loans held for investment, net of unearned income...........   1,026,191      927,621
  Less allowance for loan losses............................      14,624       14,410
                                                              ----------   ----------
Net loans held for investment...............................   1,011,567      913,211
Premises and equipment......................................      30,021       25,078
Other real estate owned.....................................       2,091        2,855
Interest receivable.........................................       8,345        7,897
Other assets................................................      17,762       15,391
Goodwill....................................................      39,363       25,758
Other intangible assets.....................................       1,363        1,325
                                                              ----------   ----------
     TOTAL ASSETS...........................................  $1,672,727   $1,524,363
                                                              ==========   ==========
                        LIABILITIES
Deposits:
  Non-interest-bearing......................................  $  194,127   $  165,557
  Interest-bearing..........................................   1,031,490      974,170
                                                              ----------   ----------
     Total deposits.........................................   1,225,617    1,139,727
Interest, taxes and other liabilities.......................      12,037       15,940
Securities sold under agreements to repurchase..............      97,651       91,877
FHLB borrowings and other indebtedness......................     147,387      124,357
Junior Subordinated Debt Related to Issuance of Trust
  Preferred Securities......................................      15,000           --
                                                              ----------   ----------
     TOTAL LIABILITIES......................................   1,497,692    1,371,901
                                                              ----------   ----------
                    STOCKHOLDERS' EQUITY
Preferred stock, par value undesignated; 1,000,000 shares
  authorized; no shares issued and outstanding in 2003 and
  2002......................................................          --           --
Common stock, $1 par value; 15,000,000 shares authorized in
  2003 and 2002; 11,442,348 shares issued in 2003 and
  10,952,385 in 2002; 11,242,443 and 10,877,330 shares
  outstanding in 2003 and 2002..............................      11,442        9,957
Additional paid-in capital..................................     108,128       58,642
Retained earnings...........................................      56,894       79,084
Treasury stock, at cost.....................................      (6,407)      (1,982)
Accumulated other comprehensive income......................       4,978        6,761
                                                              ----------   ----------
     TOTAL STOCKHOLDERS' EQUITY.............................     175,035      152,462
                                                              ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $1,672,727   $1,524,363
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
                                                                (AMOUNTS IN THOUSANDS,
                                                           EXCEPT SHARE AND PER SHARE DATA)
INTEREST INCOME
Interest and fees on loans held for investment........  $    70,432   $    72,415   $    72,582
Interest on loans held for sale.......................        2,367         3,584         2,956
Interest on securities-taxable........................       13,138        13,001        10,259
Interest on securities-nontaxable.....................        6,488         6,819         6,190
Interest on federal funds sold and deposits in
  banks...............................................          615           385           842
                                                        -----------   -----------   -----------
     TOTAL INTEREST INCOME............................       93,040        96,204        92,829
                                                        -----------   -----------   -----------
INTEREST EXPENSE
Interest on deposits..................................       19,950        25,366        31,884
Interest on FHLB and other short-term borrowings......        7,767         9,035         9,913
Interest on other indebtedness........................          657           607           612
                                                        -----------   -----------   -----------
     TOTAL INTEREST EXPENSE...........................       28,374        35,008        42,409
                                                        -----------   -----------   -----------
     NET INTEREST INCOME..............................       64,666        61,196        50,420
                                                        -----------   -----------   -----------
Provision for loan losses.............................        3,419         4,208         5,134
                                                        -----------   -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...       61,247        56,988        45,286
                                                        -----------   -----------   -----------
NON-INTEREST INCOME
Fiduciary income......................................        1,788         1,773         1,815
Service charges on deposit accounts...................        8,071         7,056         5,966
Other service charges, commissions and fees...........        2,384         1,380         1,435
Mortgage banking income...............................        7,165         9,435         9,582
Net securities gains (losses).........................        1,198          (391)          181
Other operating income................................        1,101           796         1,296
                                                        -----------   -----------   -----------
     TOTAL NON-INTEREST INCOME........................       21,707        20,049        20,275
                                                        -----------   -----------   -----------
NON-INTEREST EXPENSE
Salaries and employee benefits........................       26,759        23,267        19,830
Occupancy expense of bank premises....................        3,348         2,874         2,615
Furniture and equipment expense.......................        2,248         2,082         1,814
Amortization of intangible assets.....................          243           245         2,285
Other operating expense...............................       14,356        13,801        11,481
Goodwill impairment...................................          397            --            --
                                                        -----------   -----------   -----------
     TOTAL NON-INTEREST EXPENSE.......................       47,351        42,269        38,025
                                                        -----------   -----------   -----------
Income before income taxes............................       35,603        34,768        27,536
Income tax expense....................................       10,365        10,049         8,402
                                                        -----------   -----------   -----------
     NET INCOME.......................................  $    25,238   $    24,719   $    19,134
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING.............   11,096,900    10,917,100    10,938,741
                                                        ===========   ===========   ===========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING...........   11,198,353    10,970,442    10,979,011
                                                        ===========   ===========   ===========
BASIC EARNINGS PER COMMON SHARE.......................  $      2.27   $      2.26   $      1.75
                                                        ===========   ===========   ===========
DILUTED EARNINGS PER COMMON SHARE.....................  $      2.25   $      2.25   $      1.75
                                                        ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                               2003        2002        2001
                                                             ---------   ---------   ---------
                                                                  (Amounts in Thousands)
OPERATING ACTIVITIES
Cash flows from operating activities:
Net income.................................................  $  25,238   $  24,719   $  19,134
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Provision for loan losses................................      3,419       4,208       5,134
  Depreciation of premises and equipment...................      1,979       1,630       1,490
  Intangible amortization..................................        243         245         136
  Other intangible accretion...............................       (266)       (212)       (166)
  Net investment amortization and accretion................      2,842       1,467         485
  Net (gain) loss on the sale of assets....................     (1,059)      1,277        (145)
  Net gain on sale of loans................................     (6,899)    (12,946)     (7,514)
  Mortgage loans originated for sale.......................   (854,326)   (737,101)   (563,018)
  Proceeds from sale of mortgage loans.....................    909,437     749,039     516,812
  Deferred income tax expense (benefit)....................        578         993        (332)
  Decrease in interest receivable..........................         --       1,082         874
  Decrease (increase) in other assets......................      3,531      (2,644)      2,289
  (Decrease) increase in other liabilities.................     (3,882)        410       2,728
                                                             ---------   ---------   ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES........     80,835      32,170     (22,093)
                                                             ---------   ---------   ---------
INVESTING ACTIVITIES
Cash flows from investing activities:
Proceeds from sales of securities available for sale.......     10,192      15,871      18,907
Proceeds from maturities and calls of securities available
  for sale.................................................    150,877      94,815     102,458
Proceeds from maturities and calls of held to maturity
  securities...............................................      3,058       1,754       1,602
Purchase of securities available for sale..................   (307,886)    (41,527)   (232,056)
Purchase of investment securities held to maturity.........        (75)         --          --
Net decrease (increase) in loans made to customers.........     19,289      (9,300)    (67,115)
Cash provided by acquisitions, net.........................      1,324       1,982      77,021
Purchase of premises and equipment.........................     (6,808)     (5,545)     (3,462)
Proceeds from sale of equipment............................        405          --         127
                                                             ---------   ---------   ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES........   (129,624)     58,050    (102,518)
                                                             ---------   ---------   ---------
FINANCING ACTIVITIES
Cash flows from financing activities:
Net increase in demand and savings deposits................        983      52,874      36,144
Net (decrease) increase in time deposits...................    (20,019)    (19,059)     28,625
Net increase (decrease) in short-term debt.................     14,072     (34,734)     66,902
Repayment of long-term debt................................     (8,016)       (114)        (14)
Net proceeds from debt -- trust preferred securities.......     14,560          --          --
Acquisition of treasury stock..............................     (4,977)     (2,491)       (599)
Dividends paid.............................................    (10,847)     (9,926)     (8,875)
                                                             ---------   ---------   ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES........    (14,244)    (13,450)    122,183
                                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS.....................................    (63,033)     76,770      (2,428)
Cash and cash equivalents at beginning of year.............    124,585      47,815      50,243
                                                             ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $  61,552   $ 124,585   $  47,815
                                                             =========   =========   =========

                 See Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            ACCUMULATED
                                                        ADDITIONAL                             OTHER
                                              COMMON     PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
                                               STOCK     CAPITAL     EARNINGS    STOCK        INCOME        TOTAL
                                              -------   ----------   --------   --------   -------------   --------
                                                  (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)
BALANCE DECEMBER 31, 2000...................  $9,052     $ 35,273    $78,097    $  (202)      $(1,538)     $120,682
Comprehensive income:
  Net income................................      --           --     19,134         --            --        19,134
  Other Comprehensive income................
    Unrealized gains on securities available
      for sale, net of tax..................      --           --         --         --         2,402         2,402
    Less reclassification adjustment for
      gains realized in net income, net of
      tax...................................      --           --         --         --          (109)         (109)
                                              -------    --------    --------   -------       -------      --------
    Comprehensive income....................      --           --     19,134         --         2,293        21,427
Common dividends declared ($.89 per
  share)....................................      --           --     (8,875)        --            --        (8,875)
Purchase 27,036 treasury shares at $22.17
  per share.................................      --           --         --       (599)           --          (599)
Issuance of ESOP shares.....................      --           29         --        377            --           406
Effect of 10% stock dividend................     903       24,887    (25,790)        --            --            --
                                              -------    --------    --------   -------       -------      --------
BALANCE DECEMBER 31, 2001...................   9,955       60,189     62,566       (424)          755      $133,041
                                              -------    --------    --------   -------       -------      --------
Comprehensive income:
  Net income................................      --           --     24,719         --            --        24,719
  Other Comprehensive income
    Unrealized gains on securities available
      for sale, net of tax..................      --           --         --         --         5,770         5,770
    Less reclassification adjustment for
      gains realized in net income, net of
      tax...................................      --           --         --         --           236           236
                                              -------    --------    --------   -------       -------      --------
    Comprehensive income....................      --           --     24,719         --         6,006        30,725
Common dividends declared ($1.00 per
  share)....................................      --           --     (9,926)        --            --        (9,926)
Purchase 85,844 treasury shares at $29.00
  per share.................................      --           --         --     (2,491)           --        (2,491)
Issuance of 5,500 shares under stock option
  plan......................................      --           42         --        155            --           197
Issuance of ESOP shares.....................      --          140         --        792            --           932
Fractional share adjustment for 10% stock
  dividend..................................       2       (1,729)     1,725        (14)           --           (16)
                                              -------    --------    --------   -------       -------      --------
BALANCE DECEMBER 31, 2002...................   9,957       58,642     79,084     (1,982)        6,761      $152,462
                                              -------    --------    --------   -------       -------      --------
Comprehensive income:
Net income..................................                          25,238                               $ 25,238
    Other comprehensive income Unrealized
      gains on securities available for
      sale, net of tax......................                                                   (2,494)       (2,494)
    Less reclassification adjustment for
      gains realized in net income, net of
      tax...................................                                                      711           711
                                              -------    --------    --------   -------       -------      --------
        Comprehensive income................      --           --     25,238         --        (1,783)       23,455
Common dividends declared ($.98 per
  share)....................................                         (10,847)                               (10,847)
Purchase 153,500 treasury shares at $32.43
  per share.................................                                     (4,977)                     (4,977)
Acquisition of Stone Capital
  Management -- 8,409 shares issued.........       8          236                                               244
Issuance of 63,095 shares under stock option
  plan......................................      49          311                   349                         709
Acquisition of CommonWealth Bank -- 389,609
  shares issued.............................     390       12,904                                            13,294
10% Stock Dividend & Fractional
  Adjustment................................   1,038       35,992    (36,581)      (477)                        (28)
Issuance of ESOP shares.....................                   43                   680                         723
                                              -------    --------    --------   -------       -------      --------
BALANCE DECEMBER 31, 2003...................  $11,442    $108,128    $56,894    $(6,407)      $ 4,978      $175,035
                                              =======    ========    ========   =======       =======      ========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accounting and reporting policies of First Community Bancshares, Inc. and subsidiaries ("First Community" or the "Company") conform to accounting principles generally accepted in the United States and to predominant practices within the banking industry. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Assets held in an agency or fiduciary capacity are not assets of the Company and are not included in the accompanying consolidated balance sheets.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of First Community include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. First Community operates in the community banking and mortgage banking segments.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank that are available for immediate withdrawal. Interest and income taxes paid were as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Interest................................................  $30,988   $36,273   $42,968
Income taxes............................................   10,382     9,523     6,945

     Pursuant to agreements with the Federal Reserve Bank, the Company maintains a cash balance of approximately $1 million in lieu of charges for check clearing and other services.

TRADING SECURITIES

     At December 31, 2003 and 2002, no securities were held for trading purposes and no trading account was maintained.

SECURITIES AVAILABLE FOR SALE

     Securities to be held for indefinite periods of time including securities that management intends to use as part of its asset/liability management strategy, and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors are classified as available for sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders' equity net of income taxes and is entitled "Other Comprehensive Income." Premiums and discounts are amortized to expense or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method. Other than temporary losses on available for sale securities are included in net securities losses and gains. All securities including securities held to maturity are evaluated for indications of impairment in accordance with the latest guidance issued by the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB"). For debt securities available for sale with unrealized losses, management has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

SECURITIES HELD TO MATURITY

     Investments in debt securities that management has the ability and intent to hold to maturity are carried at cost. Premiums and discounts are amortized to expense and accreted to income over the lives of the securities. Gain or loss on the call or maturity of investment securities, if any, is recorded based on the specific identification method.

LOANS HELD FOR SALE AND DERIVATIVE FINANCIAL INVESTMENTS

     Loans held for sale primarily consist of one to four family residential loans originated for sale in the secondary market and carried at the lower of cost or estimated fair value determined on an aggregate basis. Gains and losses on sales of loans held for sale are included in mortgage banking income in the Consolidated Statements of Income.

     For loans to be sold, the Company enters into forward commitments and options or derivatives to manage the risk inherent in interest rate lock commitments made to potential borrowers. The inventory of loans and loan commitments (both retail and wholesale) is hedged to reduce the interest rate risk and any corresponding fluctuation in cash flows derived upon settlement of the loans with secondary market purchasers, and consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments stemming from these hedging transactions are recorded at fair value in Other Assets and Liabilities on the Consolidated Balance Sheets and the changes in fair value are reflected in Mortgage Banking Income on the Consolidated Statements of Income. For the year ended December 31, 2003, the net derivative expense reflected in the Consolidated Statements of Income, was $3.14 million which is comprised of a $490,000 increase in the fair value of the forward mortgage contracts, a $1.5 million expense associated with the contract settlements including option expense, and a $2.1 million decline in the value of rate lock commitments. Forward mortgage contracts are settled at fair value upon expiration of the contract and result in either the payment or receipt or funds while option contracts are paid for in advance and amortized to expense over their useful life. UFM's accumulated net derivative position was $83,000 and $1.7 million as of December 31, 2003 and 2002, respectively.

     Loans transferred to the held for sale classification are transferred at fair value. Any write-down recorded at the point of transfer is charged to the allowance for loan losses. Subsequent write-downs in fair value are recorded in non-interest expense while further appreciation in fair value is not recorded. No loans were transferred from held for investment to the held for sale category in 2003. During the fourth quarter of 2002, the Company transferred $6.0 million in loans held for investment to loans held for sale and recognized a write-down through the allowance for loan losses of $246,000.

     In December 2003, the Securities and Exchange Commission ("SEC") issued informal guidance on the methods that the SEC feels Companies should use to account for and record interest rate lock commitments ("IRLC"). The guidance which will be formalized in a forthcoming staff accounting bulletin is expected to indicate that IRLC's should be valued as a liability and expensed and remain as a liability until the expiration or culmination of the contract. The SEC staff emphasized that this accounting treatment should be applied to all loan commitments originated in the first reporting period beginning after March 15, 2004. This will result in a change in practice for many mortgage banking firms since there are a number of valuation methods currently employed throughout the industry resulting in a number of divergent practices. The impact of adopting this standard beginning April 1, 2004 will shift a portion of the expense recognition into periods preceding the actual revenue recognition.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio. The Company consistently applies a monthly review process to continually evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses. The allowance is maintained by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management's judgment concerning those trends and other relevant factors.

     The allowance is allocated to specific loans to cover loan relationships identified with significant cash flow weaknesses and for which a collateral deficiency may be present. The allowance established under the specific reserve method is based upon the borrower's estimated cash flow and projected liquidation value of related collateral. The allowance is allocated to pools of loans based on historical loss experience to cover the homogeneous and nonhomogeneous loans not individually evaluated. Pools of loans are grouped by specific category and risk characteristics. To determine the amount of allowance needed for each loan category, an estimated loss percentage is developed based upon historical loss experience. The historical loss experience is weighted for various risk factors including macro and micro economic conditions, qualitative assessments relative to the composition of the loan portfolio, the level of delinquencies and non-accrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, and any concentration of credits in certain industries or geographic areas. The calculated percentage is used to determine the estimated allowance excluding any relationships specifically identified and evaluated. While allocations are made to specific loans and classifications within the various categories of loans, the reserve is available for all loan losses.

     The allowance for loan losses related to impaired loans is based upon the discounted estimated cash flows or fair value of collateral when it is probable that all amounts due pursuant to contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. Certain smaller balance, homogeneous loans, such as consumer installment loans and residential mortgage loans, are evaluated for impairment on an aggregate basis in accordance with the Company's policy.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations. In addition, any material excess of the carrying value over the fair value is recorded as an impairment loss.

LOAN INTEREST INCOME RECOGNITION

     Accrual of interest on loans is based generally on the daily amount of principal outstanding. It is the Company's policy to discontinue the accrual of interest on loans based on the payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed and interest accrued and not collected from prior years is charged to the reserve for possible loan losses. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis.

LOAN FEE INCOME

     Loan origination and underwriting fees are recorded as a reduction of direct costs associated with loan processing, including salaries, review of legal documents, obtainment of appraisals, and other direct costs. Fees in excess of those related direct costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period.

OTHER REAL ESTATE OWNED

     Other real estate owned and acquired through foreclosure is stated at the lower of cost or fair value less estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for possible loan losses. Expenses incurred in connection with operating the properties, subsequent write-downs and gains or losses upon sale are included in other non-interest income and expense.

STOCK DIVIDEND

     On June 17, 2003, the Company's Board of Directors declared a 10% stock dividend to shareholders of record as of August 1, 2003, which was distributed on August 15, 2003. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to reflect the impact of the stock dividend.

STOCK OPTIONS

     The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method. Because the exercise price of the Company's employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In 2003, with the acquisition of CommonWealth, the Company assumed additional stock options on 120,155 shares, (adjusted by the merger conversion factor of .9015 and the 10% stock dividend in 2003). These options were issued by CommonWealth in 12 grants beginning in 1994 and ending in 2002 and, following the merger, reflect adjusted exercise prices ranging from $4.75 to $17.40. These options are fully vested and are exercisable for up to ten years following the grant date.

     In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation." This standard provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

     The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, ("in the money"), there is an economic incentive for the shares to be exercised and an increase in the dilution effect on earnings per share.

     Assuming the use of the fair value method of accounting for stock options, pro forma net income and earnings per share would have been as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Net income as reported..................................  $25,238   $24,719   $19,134
Less: Total stock-based employee compensation expense
      determined under fair value based method for all
      awards, net of related tax effects................     (150)     (163)     (310)
                                                          -------   -------   -------
                                                          $25,088   $24,556   $18,824
                                                          =======   =======   =======
Earnings per share:
Basic as reported.......................................  $  2.27   $  2.26   $  1.75
Basic pro forma.........................................  $  2.26   $  2.25   $  1.72
Diluted as reported.....................................  $  2.25   $  2.25   $  1.75
Diluted pro forma.......................................  $  2.24   $  2.24   $  1.72

     The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: i) risk-free interest rate of 4.03%, 5.15% and 5.12% for 2003, 2002 and 2001, respectively;
ii) a dividend yield of 2.96%, 3.20% and 3.40% for 2003, 2002 and 2001, respectively; iii) volatility factors for the expected market price of the Company's common stock of 22.8%, 24.5% and 31.2% for 2003, 2002 and 2001, respectively; and iv) a weighted-average expected life of the option of 11.97,
10.4 and 12.2 years, for 2003, 2002 and 2001, respectively.

INTANGIBLE ASSETS

     The excess of the cost of an acquisition over the fair value of the net assets acquired is recorded as goodwill. The net carrying amount of goodwill was $39.4 million and $25.8 million at December 31, 2003 and 2002, respectively. The net carrying amount of goodwill at December 31, 2003 and 2002 related to the mortgage banking segment was $1.4 million and $1.8 million, respectively, while the net carrying amount of goodwill related to the community banking segment at December 31, 2003 and 2002 was $38.0 million and $24.0 million, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits, ranging from seven to ten years while the weighted average remaining life of these core deposits is slightly greater than 3.8 years. As of December 31, 2003 and 2002, the balance of core deposit intangibles was $3.07 million and $2.9 million, respectively, while the corresponding accumulated amortization was $1.7 million and $1.2 million, respectively. The current year acquisition of CommonWealth added an additional $13.6 million of goodwill and $471,000 in other intangibles, while the 2002 acquisition of Monroe added an additional $441,000 in deposit intangible. The net unamortized balance of identified intangibles associated with acquired deposits was $1.4 million and $1.3 million at December 31, 2003 and 2002, respectively. Amortization expense of intangibles for each of the next five years is approximately $225,000 annually.

     With the adoption of FAS No. 142 and FAS No. 147 in 2002, the Company ceased amortization of certain goodwill subject to an annual impairment test. The impairment test involves identifying separate reporting units based on the reporting structure of the Company, then assigning all assets and liabilities, including goodwill, to these units. Each reporting segment (community and mortgage banking) is then tested for goodwill impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Through the results of impairment tests, management has concluded that an impairment charge of approximately $400,000 was appropriate for the mortgage banking segment in the fourth quarter of 2003.

     The progression of the Company's goodwill and intangible assets for the year ended December 31, 2003 is detailed in the following table:

                                                                            OTHER
                                                              GOODWILL   INTANGIBLES
                                                              --------   -----------
Balance at December 31, 2002................................  $25,758      $1,325
Acquisitions................................................   14,478         471
Tax Benefits, Exercise of Stock Options, and Other
  Adjustments...............................................     (476)       (190)
Amortization................................................       --         243
Impairment Charge...........................................     (397)         --
                                                              -------      ------
Balance at December 31, 2003................................  $39,363      $1,363
                                                              =======      ======

RECENT ACCOUNTING DEVELOPMENTS

     In December 2003, the AICPA issued Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This statement, which is effective for loans acquired in fiscal years beginning after December 15, 2004, addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This standard will require a fair value measure of loans acquired and as such no corresponding loss reserve will be permitted on all loans acquired in a transfer that are within the scope of SOP 03-3. The impact of the Standard is prospective to adoption but require new recognition and measurement techniques.

     In May 2003 the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which established standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not materially impact the financial statements of the Company.

     In April 2003, the FASB issued Statement 149, "Amendment of FASB Statement 133 on Derivative and Hedging Transactions," which amended and clarified accounting for derivative instruments, including certain derivatives embedded in other instruments and for hedging activities under Statement 133. Statement 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. The provisions of Statement 149 were effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material adverse affect on the financial condition, results of operation or cash flows of the Company.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. In December 2003, the FASB reissued FIN 46. This guidance was effective for interests in certain VIE's as of December 31, 2003. The adoption of this Statement did not have a material adverse affect on the financial condition, results of operation or cash flows of the Company.

     In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At December 31, 2003, $15 million in trust preferred securities issued by FCBI Capital Trust were outstanding that are treated as Tier 1 capital for bank regulatory purposes. If FCBI's outstanding trust preferred securities at December 31, 2003 were not treated as Tier 1 capital at that date, FCBI's Tier 1 leverage capital ratio would have declined from 8.83% to 7.91%, its Tier 1 risk-based capital ratio would have declined from 13.26% to 11.88%, and its total risk-based capital ratio would have declined from 14.55% to 13.17% as of December 31, 2003. These reduced capital ratios would continue to meet the applicable "well capitalized" Federal Reserve capital requirements.

INCOME TAXES

     The Company and its subsidiary file a consolidated federal income tax return. The provision for income tax expense and the underlying effective rate are determined based upon a combination of the enacted statutory federal and state rates and is reduced or increased by any corresponding nontaxable income or nondeductible expenses, respectively.

     Deferred income taxes, which are included in other assets, are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to the differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The book versus tax basis difference is created by the timing of expense and/or income recognition required for financial accounting reporting purposes as opposed to what is required statutorily by enacted federal and state tax laws, as well as differences assigned to the underlying asset and liability values at acquisition.

EARNINGS PER SHARE

     Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average shares outstanding increased by the dilutive effect of stock options. Basic and diluted net income per common share calculations follow:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                    2003            2002            2001
                                                -------------   -------------   -------------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic:
Net income....................................   $    25,238     $    24,719     $    19,134
Weighted average shares outstanding...........    11,096,900      10,917,100      10,938,741
Earnings per share -- basic...................   $      2.27     $      2.26     $      1.75
Diluted:
Net income....................................   $    25,238     $    24,719     $    19,134
Weighted average shares outstanding...........    11,096,900      10,917,100      10,938,741
Dilutive shares for stock options.............       101,453          53,342          40,270
Weighted average dilutive shares
  outstanding.................................    11,198,353      10,970,442      10,979,011
Earnings per share -- dilutive................   $      2.25     $      2.25     $      1.75

NOTE 2.  MERGER AND ACQUISITIONS

     On December 31, 2003, the Company announced the signing of a definitive merger agreement pursuant to which the Company will acquire PCB Bancorp, Inc., a Tennessee-chartered bank holding company ("PCB Bancorp"). PCB Bancorp has five full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. PCB Bancorp, which is headquartered in Johnson City, Tennessee, had total assets of $172 million, total deposits of $150 million and total stockholders' equity of $13.8 million as of September 30, 2003.

     Under the terms of the merger agreement, shares of PCB Bancorp common stock will be purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, is approximately $36.0 million. Concurrent with the PCB Bancorp merger, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, will be merged into First Community Bank, N.A., a wholly-owned subsidiary of First Community Bancshares, Inc. The merger is expected to close late in the first quarter of 2004, pending the receipt of all requisite regulatory approvals and the approval of PCB Bancorp's shareholders.

     On June 6, 2003, the Company acquired The CommonWealth Bank, a Virginia-chartered commercial bank ("CommonWealth"). CommonWealth's four branch facilities located in the Richmond, Virginia metro area were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of $136.5 million in assets, including $120.0 million in loans and added an additional $105.0 million in deposits to the Bank. As a result of allocation, the $14.1 million excess of purchase price over the fair market value of the net assets acquired and identified intangibles was recorded as goodwill.

     In January 2003, the Bank acquired Stone Capital Management, Inc. ("Stone Capital"), with an office in Beckley, West Virginia. This acquisition expanded the Bank's operations into wealth management, asset allocation, financial planning and investment advice. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. The balance of the consideration is payable over three years, beginning in 2004, in the form of Company common stock subject to revenue minimums outlined in the acquisition agreement.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

     As of December 31, the amortized cost and estimated fair value of securities classified as available for sale are as follows:

                                                                  2003
                                             ----------------------------------------------
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                         (AMOUNTS IN THOUSANDS)
U.S. GOVERNMENT AGENCY SECURITIES..........  $257,629      $2,704      $(1,351)    $258,982
STATES AND POLITICAL SUBDIVISIONS..........   100,708      $2,477      $  (134)    $103,051
OTHER SECURITIES...........................    77,857      $4,626      $   (25)    $ 82,458
                                             --------      ------      -------     --------
  TOTAL....................................  $436,194      $9,807      $(1,510)    $444,491
                                             ========      ======      =======     ========

                                                                  2002
                                             ----------------------------------------------
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                         (AMOUNTS IN THOUSANDS)
U.S. Government agency securities..........  $138,981     $ 5,006       $  --      $143,987
States and political subdivisions..........    93,587     $ 2,739       $(620)     $ 95,706
Other securities...........................    57,048     $ 4,144       $  --      $ 61,192
                                             --------     -------       -----      --------
  Total....................................  $289,616     $11,889       $(620)     $300,885
                                             ========     =======       =====      ========

                                                                  2001
                                             ----------------------------------------------
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                         (AMOUNTS IN THOUSANDS)
U.S. Government agency securities..........  $195,689      $  981      $  (467)    $196,203
States and political subdivisions..........    97,683       1,230       (1,464)      97,449
Other securities...........................    59,387       1,022          (54)      60,355
                                             --------      ------      -------     --------
  Total....................................  $352,759      $3,233      $(1,985)    $354,007
                                             ========      ======      =======     ========

     Securities available for sale with estimated fair values of $243,076,746 and $207,391,813 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and other short-term borrowings and for other purposes. Pledging of securities is accomplished through the use of an intermediary where securities pledged are recorded for the benefit of the depositor, public agency or to secure other short-term borrowings.

     As a condition to membership in the Federal Home Loan Bank ("FHLB") system, FCBNA is required to subscribe to a minimum level of stock in the FHLB of Atlanta. At December 31, 2003, FCBNA owned approximately $7.2 million in stock which is classified as available for sale.

     The amortized cost and estimated fair value of securities available for sale by contractual maturity, at December 31, 2003, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. In 2003, net gains on the sale of securities were $1.2 million, almost entirely due to the sale of certain short-term equity investments in the third quarter of 2003. Gross gains were $1.2 million while gross losses were only $5,000 during 2003.

     During 2002, the recognized net security losses in the available for sale securities portfolio were $393,000. The net loss included gross losses of $576,000 resulting from an other-than-temporary write-down of a municipal issue within the portfolio, losses from the sale of securities of $313,000 and offsetting gross gains of $496,000 resulting from securities sold and called.

                                            U.S.          STATES                                 TAX
                                         GOVERNMENT        AND                                EQUIVALENT
                                         AGENCIES &     POLITICAL       OTHER                  PURCHASE
                                        CORPORATIONS   SUBDIVISIONS   SECURITIES    TOTAL       YIELD
                                        ------------   ------------   ----------   --------   ----------
                                                             (AMOUNTS IN THOUSANDS)
AMORTIZED COST
MATURITY:
  WITHIN ONE YEAR.....................    $     --       $  2,140      $ 5,258     $  7,398      6.15%
  AFTER ONE YEAR THROUGH FIVE YEARS...      10,766          6,770       40,964       58,500      5.86%
  AFTER FIVE YEARS THROUGH TEN
     YEARS............................     127,252          6,194           --      133,446      4.59%
  AFTER TEN YEARS.....................     119,611         85,604       31,635      236,850      5.41%
                                          --------       --------      -------     --------
     TOTAL AMORTIZED COST.............    $257,629       $100,708      $77,857     $436,194
                                          ========       ========      =======     ========
TAX EQUIVALENT PURCHASE YIELD.........        4.46%          7.57%        4.80%        5.23%
AVERAGE MATURITY (IN YEARS)...........       16.17          13.74        13.98        15.22

FAIR VALUE
MATURITY:
WITHIN ONE YEAR.......................    $     --       $  2,184      $ 5,447     $  7,631
  AFTER ONE YEAR THROUGH FIVE YEARS...      10,897          7,004       44,439       62,340
  AFTER FIVE YEARS THROUGH TEN
     YEARS............................     127,371          6,439           --      133,810
  AFTER TEN YEARS.....................     120,714         87,424       32,572      240,710
                                          --------       --------      -------     --------
     TOTAL FAIR VALUE.................    $258,982       $103,051      $82,458     $444,491
                                          ========       ========      =======     ========

     At December 31, 2003, the combined depreciation in value of the individual securities in an unrealized loss position for less than 12 months was less than 1% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

     The following table reflects those investments in a continuous unrealized loss position for less than 12 months. There are currently no securities in a continuous unrealized-loss position for 12 or more months.

                            LESS THAN 12 MONTHS     12 MONTHS OR LONGER            TOTAL
                           ---------------------   ---------------------   ---------------------
                             FAIR     UNREALIZED     FAIR     UNREALIZED     FAIR     UNREALIZED
DESCRIPTION OF SECURITIES   VALUE       LOSSES      VALUE       LOSSES      VALUE       LOSSES
-------------------------  --------   ----------   --------   ----------   --------   ----------
                                                  (AMOUNTS IN THOUSANDS)
U. S. Government agency
  securities...........    $114,191    $(1,351)    $     --    $     --    $114,191    $(1,351)
States and political
  subdivisions.........      10,095       (134)          --          --      10,095       (134)
Other Securities.......      10,275        (25)          --          --      10,275        (25)
                           --------    -------     --------    --------    --------    -------
     Subtotal, debt
       securities......     134,561     (1,510)          --          --     134,561     (1,510)
Common stock...........          --         --           --          --          --         --
                           --------    -------     --------    --------    --------    -------
  Total................    $134,561    $(1,510)    $     --    $     --    $134,561    $(1,510)
                           ========    =======     ========    ========    ========    =======

NOTE 4.  SECURITIES HELD TO MATURITY

     The following table presents amortized cost and approximate fair values of investment securities held to maturity at December 31:

                                                                  2003
                                              ---------------------------------------------
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                COST        GAINS        LOSSES      VALUE
                                              ---------   ----------   ----------   -------
                                                         (AMOUNTS IN THOUSANDS)
U.S. Government agency securities...........   $   124      $    4       $   --     $   128
States and political subdivisions...........    37,521       2,036           --      39,557
Other securities............................       375          --           --         375
                                               -------      ------       ------     -------
  Total.....................................   $38,020      $2,040       $   --     $40,060
                                               =======      ======       ======     =======

                                                                  2002
                                              ---------------------------------------------
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                COST        GAINS        LOSSES      VALUE
                                              ---------   ----------   ----------   -------
                                                         (AMOUNTS IN THOUSANDS)
U.S. Government agency securities...........   $   336      $    8       $   --     $   344
States and political subdivisions...........    40,303       2,320           --      42,623
Other securities............................       375          --           --         375
                                               -------      ------       ------     -------
  Total.....................................   $41,014      $2,328       $   --     $43,342
                                               =======      ======       ======     =======

                                                                  2001
                                              ---------------------------------------------
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                COST        GAINS        LOSSES      VALUE
                                              ---------   ----------   ----------   -------
                                                         (AMOUNTS IN THOUSANDS)
U.S. Government agency securities...........   $   743      $   16       $   --     $   759
States and political subdivisions...........    39,768       1,487           --      41,255
Other securities............................     1,373           6           --       1,379
                                               -------      ------       ------     -------
  Total.....................................   $41,884      $1,509       $   --     $43,393
                                               =======      ======       ======     =======

                                       U.S.          STATES
                                    GOVERNMENT        AND                                 TAX
                                    AGENCIES &     POLITICAL       OTHER                PURCHASE
                                   CORPORATIONS   SUBDIVISIONS   SECURITIES    TOTAL     YIELD
                                   ------------   ------------   ----------   -------   --------
                                                      (AMOUNTS IN THOUSANDS)
AMORTIZED COST
MATURITY:
  WITHIN ONE YEAR................      $ --         $   850         $ --      $   850     7.62%
  AFTER ONE YEAR THROUGH FIVE
     YEARS.......................        --           4,773          375        5,148     8.68%
  AFTER FIVE YEARS THROUGH TEN
     YEARS.......................       124          19,891           --       20,015     8.55%
  AFTER TEN YEARS................        --          12,007           --       12,007     8.92%
                                       ----         -------         ----      -------
     TOTAL AMORTIZED COST........      $124         $37,521         $375      $38,020
                                       ====         =======         ====      =======
TAX EQUIVALENT PURCHASE YIELD....      3.51%           8.70%        6.30%        8.66%
AVERAGE CONTRACTUAL MATURITY (IN
  YEARS).........................      7.27            8.15         4.79         8.11

FAIR VALUE
MATURITY:
  WITHIN ONE YEAR................      $ --         $   861         $ --      $   861
  AFTER ONE YEAR THROUGH FIVE
     YEARS.......................        --           5,060          375        5,435
  AFTER FIVE YEARS THROUGH TEN
     YEARS.......................       128          20,973           --       21,101
  AFTER TEN YEARS................        --          12,663           --       12,663
                                       ----         -------         ----      -------
     TOTAL FAIR VALUE............      $128         $39,557         $375      $40,060
                                       ====         =======         ====      =======

     Various investment securities classified as held to maturity with an amortized cost of approximately $4,457,779 and $4,454,299 were pledged at December 31, 2003 and 2002, respectively, to secure public deposits and for other purposes required by law.

NOTE 5.  LOANS

     Loans held for investment, net of unearned income consist of the following at December 31:

                                                                 2003         2002
                                                              -----------   ---------
                                                              (AMOUNTS IN THOUSANDS)
Real estate-commercial......................................  $  317,421    $285,847
Real estate-construction....................................      98,510      72,275
Real estate-residential.....................................     421,288     364,065
Commercial, financial and agricultural......................      69,395      74,186
Loans to individuals for household and other consumer
  expenditures..............................................     118,585     130,522
All other loans.............................................         992         726
                                                              ----------    --------
                                                              $1,026,191    $927,621
                                                              ==========    ========

     FCBNA is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding at December 31, 2003.

     Financial instruments whose contract amounts represent credit risk at December 31, 2003 are commitments to extend credit (including availability of lines of credit) -- $93.3 million, and standby letters of credit and financial guarantees written -- $10.7 million. At December 31, 2003, FCBNA's subsidiary, United First Mortgage, Inc. (UFM), had commitments to originate loans of $46.7 million. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Company is based on management's credit evaluation and underwriting guidelines for the particular loan. Commitments outstanding, excluding the aforementioned mortgage loan commitments originated by UFM of $46.7 million, at December 31, 2003 are summarized in the following table:

                                                                        2003
                                                              ------------------------
                                                              NOTIONAL
                                                               AMOUNT        RATE
                                                              --------   -------------
                                                               (AMOUNTS IN THOUSANDS)
REAL ESTATE-COMMERCIAL (FIXED)..............................  $  2,899   5.00 -  10.00
REAL ESTATE-COMMERCIAL (VARIABLE)...........................    14,250   2.00 -   8.75
REAL ESTATE-CONSTRUCTION (FIXED)............................    10,151   4.25 -   9.75
REAL ESTATE-CONSTRUCTION (VARIABLE).........................    25,714   4.00 -  10.00
REAL ESTATE-RESIDENTIAL (FIXED).............................     2,363   4.00 -  18.00
REAL ESTATE-RESIDENTIAL (VARIABLE)..........................    20,762   3.50 -  12.00
COMMERCIAL, FINANCIAL, AGRICULTURAL (FIXED).................     1,846   3.35 -  18.00
COMMERCIAL, FINANCIAL, AGRICULTURAL (VARIABLE)..............    19,820   2.00 -  10.50
LOANS TO INDIVIDUALS FOR HOUSEHOLD AND OTHER CONSUMER
  EXPENDITURES (FIXED)......................................     4,387   3.10 -  18.50
LOANS TO INDIVIDUALS FOR HOUSEHOLD AND OTHER CONSUMER
  EXPENDITURES (VARIABLE)...................................     1,779   4.00 -  14.50
                                                              --------
     TOTAL..................................................  $103,971
                                                              ========

     Management analyzes the loan portfolio regularly for concentrations of credit risk, including concentrations in specific industries and geographic location. At December 31, 2003, commercial real estate loans comprised 30.9% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent several different sectors of the commercial real estate market, including residential land development, single family and apartment building operators, commercial real estate lessors, and hotel/motel developers. Underwriting standards require comprehensive reviews and independent evaluations be performed on credits exceeding predefined market limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

     The majority of the loans in the current portfolio, other than commercial and commercial real estate, were made and collateralized in West Virginia, Virginia, North Carolina and the surrounding mid-Atlantic area. Although sections of the West Virginia and Southwestern Virginia economies are closely related to natural resource production, they are supplemented by service industries. The Company's presence in three states, West Virginia, Virginia, and North Carolina, provides additional diversification against geographic concentrations of credit risk.

     In the normal course of business, FCBNA has made loans to directors and executive officers of the Company and its subsidiary. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans was $7.8 million and $6.0 million at December 31, 2003 and 2002, respectively. During 2003, $5.0 million of new loans were made, repayments totaled $2.9 million, and other changes due to the change in composition of FCBNA's board members and executive officers approximated $0.4 million.

NOTE 6.  ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Balance, January 1......................................  $14,410   $13,952   $12,303
Provision for loan losses...............................    3,419     4,208     5,134
Acquisition balance.....................................    1,583       395       484
Loans charged off.......................................   (6,121)   (4,868)   (4,880)
Recoveries credited to reserve..........................    1,333       723       911
                                                          -------   -------   -------
  Net charge-offs.......................................   (4,788)   (4,145)   (3,969)
                                                          -------   -------   -------
Balance, December 31....................................  $14,624   $14,410   $13,952
                                                          =======   =======   =======

     During 2003, 2002 and 2001, $1,581,000, $2,168,000, and $2,116,000 of
assets were acquired through foreclosure and transferred to other real estate owned.

     In addition to non-performing loans reflected in the foregoing table, the Company has identified certain performing loans as impaired based upon management's evaluation of credit strength, projected ability to repay in accordance with the contractual terms of the loans and varying degrees of dependence on the sale of related collateral for liquidation of the loans. These loans were current under loan terms and were classified as performing at year-end 2003.

     The following table presents the Company's investment in loans considered to be impaired and related information on those impaired loans:

                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (AMOUNTS IN THOUSANDS)
Recorded investment in loans considered to be impaired.....  $7,649   $8,980   $5,129
Loans considered to be impaired that were on a non-accrual
  basis....................................................   1,609    1,238    1,229
Allowance for loan losses related to loans considered to be
  impaired.................................................   2,422    3,907    1,310
Average recorded investment in impaired loans..............   7,798    9,176    5,674
Total interest income recognized on impaired loans.........     443      512      255

     Impaired loans include a relationship in the amount of $4.7 million which is secured by a hotel property which has suffered declines in levels of occupancy. The allowance for loan losses related to this loan was $1.5 million at December 31, 2003.

     The Company has considered all impaired loans in the evaluation of the adequacy of the allowance for loan losses at December 31, 2003.

NOTE 7.  PREMISES AND EQUIPMENT

     Premises and equipment are comprised of the following as of December 31:

                                                               2003      2002
                                                              -------   -------
                                                                 (AMOUNTS IN
                                                                 THOUSANDS)
Land........................................................  $ 9,845   $ 7,648
Bank premises...............................................   26,579    24,317
Equipment...................................................   20,118    16,832
                                                              -------   -------
                                                               56,542    48,797
Less: accumulated depreciation and amortization.............   26,521    23,719
                                                              -------   -------
     Total..................................................  $30,021   $25,078
                                                              =======   =======

NOTE 8.  OTHER INDEBTEDNESS

     Other indebtedness includes structured term borrowings from the FHLB of $136.3 million and $100 million at December 31, 2003 and 2002, respectively, in the form of convertible and callable advances. The callable advances may be called (redeemed) at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. At December 31, 2003 and 2002, respectively, the Company also held non-callable term advances of $8.4 million and $10.0 million.

     FCBNA is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. At December 31, 2003, credit availability with the FHLB totaled approximately $355.3 million. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans of $373 million, mortgage-backed securities, and certain other investment securities. The FHLB advances are subject to restrictions or penalties in the event of prepayment.

     Other various debt obligations of the Company, excluding the borrowings of UFM mentioned below, approximated $30,000 at December 31, 2003 and $50,000 at December 31, 2002.

     The following schedule details the outstanding FHLB advances, rates and corresponding final maturities at December 31, 2003.

                                                           NEXT CALL
                             ADVANCE    RATE    MATURITY     DATE
                             --------   ----    --------   ---------
                                     (AMOUNTS IN THOUSANDS)
Callable advances:           $  5,001   1.10%   03/10/06   03/10/04
                               25,000   0.67%   06/30/06   06/30/04
                                1,321   4.14%   05/02/07   05/02/05
                                5,014   1.41%   09/27/07   03/29/04
                               25,000   5.71%   03/17/10   03/17/04
                               25,000   6.11%   05/05/10   02/05/04
                               25,000   6.02%   05/05/10   02/05/04
                               25,000   5.47%   10/04/10   01/05/04
                             --------
                             $136,336
                             ========
Noncallable advances:        $    949   4.55%   11/23/05        N/A
                                  457   5.01%   12/11/06        N/A
                                5,000   1.17%   01/30/07        N/A
                                2,000   6.27%   09/02/08        N/A
                             --------
                             $  8,406
                             ========

     In addition to the amounts listed in the foregoing table, the Company issued $15.0 million Trust Preferred Securities in September 2003 at a variable rate indexed at the 3 Month LIBOR rate + 2.95%. The securities mature on October 8, 2033 and are continuously callable beginning October 8, 2008.

     The Company's wholly owned mortgage subsidiary, United First Mortgage ("UFM"), maintains a warehouse line of credit used to fund mortgage loan inventory with a third party which was entered into in the third quarter of 2003. The maximum line available under this credit facility is $15 million; however, only $2.6 million was outstanding at December 31, 2003. This line matures August 10, 2004 and carries an interest rate of New York Prime, adjusting as the prime rate changes.

NOTE 9.  DEPOSITS

     At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

                                                               (AMOUNTS IN THOUSANDS)
                                                               ----------------------
2004........................................................          $400,773
2005........................................................           103,446
2006........................................................            26,726
2007........................................................            38,779
2008 and thereafter.........................................            36,942
                                                                      --------
                                                                      $606,666
                                                                      ========

     Time deposits, including certificates of deposit issued in denominations of $100,000 or more, amounted to $194.8 million and $176.8 million at December 31, 2003 and 2002, respectively. Interest expense on these certificates was $5.7 million, $6.1 million, and $6.7 million for 2003, 2002, and 2001, respectively.

     At December 31, 2003, the scheduled maturities of certificates of deposit of $100,000 or more are as follows:

                                                               (AMOUNTS IN THOUSANDS)
                                                               ----------------------
Three Months or Less........................................          $ 36,736
Over Three to Six Months....................................            37,783
Over Six to Twelve Months...................................            51,783
Over Twelve Months..........................................            68,500
                                                                      --------
  Total.....................................................          $194,802
                                                                      ========

NOTE 10.  INCOME TAXES

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002      2001
                                                           -------   -------   ------
                                                             (AMOUNTS IN THOUSANDS)
Income taxes are as follows:
Tax on income exclusive of securities gains..............  $ 9,886   $10,205   $8,330
Tax on net securities (losses) gains.....................      479      (156)      72
                                                           -------   -------   ------
                                                           $10,365   $10,049   $8,402
                                                           =======   =======   ======

                                                            YEARS ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002      2001
                                                           -------   -------   ------
                                                             (AMOUNTS IN THOUSANDS)
Income tax provisions consists of:
Current tax expense......................................  $ 9,987   $ 9,056   $8,734
Deferred tax expense (benefit)...........................      578       993     (332)
                                                           -------   -------   ------
                                                           $10,365   $10,049   $8,402
                                                           =======   =======   ======

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company's net deferred tax assets as of December 31, 2003 and 2002 are as follows:

                                                               2003     2002
                                                              ------   ------
                                                                (AMOUNTS IN
                                                                THOUSANDS)
Deferred tax assets:
  Allowance for loan losses.................................  $5,736   $5,644
  Unrealized losses on assets...............................     303      214
  Deferred compensation.....................................   1,077      979
  Deferred insurance premiums...............................     154      222
  Other.....................................................     919      739
                                                              ------   ------
     Total deferred tax assets..............................   8,189    7,798
                                                              ------   ------
Deferred tax liabilities:
  Intangible assets.........................................   2,127    1,537
  Fixed assets..............................................   1,028      701
  Deferred loan fees........................................     652      346
  Unrealized gain on securities available for sale..........   3,319    4,507
  Other.....................................................   1,080    1,636
                                                              ------   ------
     Total deferred tax liabilities.........................   8,206    8,727
                                                              ------   ------
     Net deferred tax (liabilities) assets..................  $  (17)  $ (929)
                                                              ======   ======

     The reconciliation between the federal statutory tax rate and the effective income tax rate is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2003      2002      2001
                                                            -----     -----     -----
Tax at statutory rate.....................................  35.00%    35.00%    35.00%
(Reduction) increase resulting from:
  Tax-exempt interest on investment securities and
     loans................................................  (5.98)%   (6.42)%   (7.31)%
  State income taxes, net of federal benefit..............   1.76%     1.82%     2.55%
  Amortization of goodwill................................     --%       --%     1.57%
  Other, net..............................................  (1.67)%   (1.50)%   (1.30)%
                                                            -----     -----     -----
Effective tax rate........................................  29.11%    28.90%    30.51%
                                                            =====     =====     =====

NOTE 11.  EMPLOYEE BENEFITS

EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN

     The Company maintains an Employee Stock Ownership and Savings Plan ("KSOP"). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

     Employer Stock Fund: Annual contributions to the stock portion of the plan are made at the discretion of the Board of Directors, and are allocated to plan participants on the basis of relative compensation. Substantially all plan assets are invested in common stock of the Company. Total expense recognized by the Company related to the Employer Stock Fund within the KSOP was $825,000, $675,000 and $948,000 in 2003, 2002 and 2001, respectively. The Company reports the contributions to the plan as a component of employee compensation and benefits. The 2003 contribution rate was 5.5% of eligible employee compensation.

     Employee Savings Plan: The Company provides a 401(k) Savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. The cost of Company contributions under the Savings Plan component of the KSOP was $680,000, $563,000, and $216,000 in 2003, 2002 and 2001, respectively. The Company's matching contributions are at the discretion of the Board up to 100% of elective deferrals of no more than 6% of compensation. The Company matching rate was 100% for 2003, 100% for 2002, and 50% for 2001. The employee participants have various investment alternatives available in the 401(k) Savings feature, but Company securities are not permitted as an investment alternative.

EMPLOYEE WELFARE PLAN

     The Company provides various medical, dental, vision, life, accidental death and dismemberment and long-term disability insurance benefits to all full-time employees who elect coverage under this program (basic life, accidental death and dismemberment, and long-term disability coverage are automatic). The health plan is managed by a third party administrator ("TPA"). Monthly employer and employee contributions are made to a tax-exempt employer benefits trust, against which the TPA processes and pays claims. Stop loss insurance coverage limits the Company's funding requirements and risk of loss to $60,000 and $2.52 million for individual and aggregate claims, respectively. Total Company expenses under the plan were $2.0 million, $1.9 million, and $1.4 million in 2003, 2002 and 2001, respectively.

DEFERRED COMPENSATION PLAN

     FCBNA has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability at December 31, 2003 and 2002 was approximately $601,000 and $700,000, respectively. The annual expenses associated with this plan were $42,000 for 2003 and $91,000 for both 2002 and 2001. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

     The Company maintains a life insurance contract on the life of one of the participants covered under this plan. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $720,000 and $598,000 at December 31, 2003 and 2002, respectively.

EXECUTIVE RETENTION PLAN

     The Company maintains an Executive Retention Plan for key members of senior management. This Plan provides for a benefit at normal retirement (age 62) targeted at 35% of final compensation projected at an assumed 3% salary progression rate. Benefits under the Plan become payable at age 62. Actual benefits payable under the Retention Plan are dependent on an indexed retirement benefit formula which accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company's tax-effected cost of funds for that plan year. Benefits under the Plan are dependent on the performance of the insurance contracts and are not guaranteed by the Company. Additionally, during 2001, the Company entered into a similar retirement plan arrangement as described below with non-employee board members of the Company.

     The Company funded the contracts through the purchase of bank-owned life insurance, ("BOLI"), which is anticipated to fully fund the projected benefit payout after retirement. The total amount invested in BOLI for the Executive Retention Plan during 2000 and the corresponding cash surrender value at December 31, 2003 was $4.1 million and $6.1 million, respectively. The associated projected benefit obligation accrued as of year-end 2003 and 2002 was $1.4 million and $775,000, respectively, while the associated obligation expense incurred in connection with the Executive Plan was $170,000, $177,000 and $156,000 for 2003, 2002 and 2001, respectively. The income derived from policy appreciation was $234,000, $157,000 and $240,000 in 2003, 2002 and 2001,
respectively.

     In conjunction with the CommonWealth merger, the Company assumed the obligations of the CommonWealth BOLI plan and added assets of $1.4 million which is reflected in the growth of the BOLI assets, income and corresponding expense.

     In connection with the Executive Retention Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the "Agreements") with the individuals covered under the Plan.

Under the Agreements, the Company shares 80% of death benefits (after recovery of cash surrender value) with the designated beneficiaries of the plan participants under life insurance contracts referenced in the Plan. The Company as owner of the policies retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies.

     The Plan also contains provisions for change of control, as defined, which allow the participants to retain benefits, subject to certain conditions, under the Plan in the event of a change in control. Benefits under the Executive Plan, which begin to accrue with respect to years of service under the Plan, vest 25% after five years, 50% after ten years, 75% after 15 years and 5% per year thereafter, with vesting accelerated to 100% upon attainment of age 62.

DIRECTORS SUPPLEMENTAL RETIREMENT PLAN

     In the fourth quarter of 2001, the Company established a Directors Supplemental Retirement Plan for its non-employee Directors. This Plan provides for a benefit upon retirement from service on the Board at specified ages depending upon length of service or death. Benefits under the Plan become payable at age 70, 75, and 78 depending upon the individual director's age and original date of election to the Board. Actual benefits payable under the Plan are dependent on an indexed retirement benefit formula that accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company's tax-effected cost of funds for that plan year. Benefits under the Plan are dependent on the performance of the insurance contracts and are not guaranteed by the Company.

     In connection with the Directors Supplemental Retirement Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the "Agreements") with certain directors covered under the Plan. Under the Agreements, the Company shares 80% of death benefits (after recovery of cash surrender value) with the designated beneficiaries of the executives under life insurance contracts referenced in the Retention Plan. The Company, as owner of the policies, retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies. Because the Plan was designed to retain the future services of Board members, no benefits are payable under the Plan in the event of termination of service prior to retirement age as defined in the Plan document.

     The Plan also contains provisions for change of control, as defined, which allow the Directors to retain benefits under the Plan in the event of a termination of service, other than for cause, during the 12 months prior to a change in control or anytime thereafter, unless the Director voluntarily terminates his service within 90 days following the change in control.

     The Plan expenses associated with the Directors Supplemental Retirement Plan for 2003, 2002 and 2001 were $155,000, $217,000 and $32,000, respectively.
The level of expense in 2001 is reflective of the fourth quarter implementation of the Plan.

STOCK OPTIONS

     In 1999, the Company instituted a Stock Option Plan to encourage and facilitate investment in the common stock of the Company by key executives and to assist in the long-term retention of service by those executives. The Plan covers key executives as determined by the Company's Board of Directors from time to time. Options under the Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Plan set at 332,750 (adjusted for 10% stock dividends paid in 2002 and again in 2003). The options granted under the Plan represent the rights to acquire the option shares with deemed grant dates of January 1 for each year beginning with the initial year granted and the following four anniversaries. All stock options granted pursuant to the Plan vest ratably on the first through the seventh anniversary dates of the deemed grant date. The option price of each stock option is equal to the fair market value (as defined by the Plan) of the Company's common stock on the date of each deemed grant during the five-year grant period. Vested stock options granted pursuant to the Plan are exercisable for a period of five years after the date of the grantee's retirement (provided retirement occurs at or after age 62), and at disability, or death. If employment is terminated other than by retirement, disability, or death, vested options must be exercised within

90 days after the effective date of termination. Any option not exercised within such period will be deemed cancelled.

     In the fourth quarter of 2001, the Company also granted stock options to non-employee directors. The Director Option Plan was implemented to facilitate and encourage investment in the common stock of the Company by non-employee directors whose efforts, solely as directors, are expected to contribute to the Company's future growth and continued success. The options granted pursuant to the Plan expire at the earlier of 10 years from the date of grant or two years after the optionee ceases to serve as a director of the Company. Options not exercised within the appropriate time shall expire and be deemed cancelled. The Plan covers non-employee directors as determined by the Company's Board of Directors. Options under the Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Plan set at 108,900 shares (adjusted for the 10% stock dividends paid in 2002 and 2003).

     In 2003, with the acquisition of CommonWealth, the Company acquired additional stock options of 120,155 shares (adjusted by the merger conversion factor of .9015 and the 10% stock dividend in 2003). These options were issued by CommonWealth in 12 grants beginning in 1994 and ending in 2002 and, following the merger, reflect adjusted exercise prices ranging from $4.75 to $17.40. These options were fully vested at the point of grant and are exercisable for up to ten years following the original grant date.

     A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:

                                 2003                        2001                        2002
                       -------------------------   -------------------------   -------------------------
                                    WEIGHTED-                   Weighted-                   Weighted-
                        OPTION       AVERAGE        OPTION       AVERAGE        OPTION       AVERAGE
                        SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                       --------   --------------   --------   --------------   --------   --------------
Outstanding,
  beginning of
  year...............   291,638       $19.25        222,502       $16.95         92,866       $17.90
Granted..............    75,186        29.15         75,186        24.65        132,661        16.27
Acquired with
  CommonWealth.......   120,155           --             --           --             --           --
Exercised............    63,095        11.44          6,050        21.74             --           --
Forfeited............     9,075           --             --           --          3,025        13.93
                       --------       ------       --------       ------       --------       ------
Outstanding, end of
  year...............   414,809       $19.01        291,638       $19.25        222,502       $16.95
                       ========       ======       ========       ======       ========       ======
Exercisable at end of
  year...............   105,460       $12.67         48,400       $21.74         54,450       $21.74
Weighted-average fair
  value of options
  granted during the
  year...............  $   7.05                    $   6.65                    $   4.80

     Additional information regarding stock options outstanding and exercisable at December 31, 2003 is provided in the following table:

                                                                          WEIGHTED-
                                            WEIGHTED-                      AVERAGE
                               WEIGHTED-     AVERAGE       NUMBER OF    EXERCISE PRICE
   RANGES OF      NUMBER OF     AVERAGE     REMAINING       OPTIONS       OF OPTIONS
   EXERCISE        OPTIONS     EXERCISE    CONTRACTUAL     CURRENTLY      CURRENTLY
   PRICES($)     OUTSTANDING     PRICE     LIFE (YEARS)   EXERCISABLE    EXERCISABLE
   ---------     -----------   ---------   ------------   -----------   --------------
 4.75  -  7.124     16,672      $ 5.71         1.16          16,672         $ 5.71
 7.664 - 11.496     53,054        8.81         1.16          53,054           8.81
13.936 - 20.905    165,636       16.17        11.93             594          16.89
21.736 - 32.603    179,447       25.89        10.13          35,140          21.74
                   -------      ------        -----         -------         ------
                   414,809      $19.01         9.34         105,460         $12.67
                   =======      ======        =====         =======         ======

NOTE 12.  LITIGATION, COMMITMENTS AND CONTINGENCIES

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

     In November, 2003 the Company was sued by two former employees of The CommonWealth Bank, alleging among other things, violation of employment law and breach of contract, stemming from their termination. The Company and counsel believe that the lawsuit, which seeks damages of more than $180,000 and punitive damages for each of the two former employees of The CommonWealth Bank is without merit, and intends to vigorously defend this matter.

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

     UFM is subject to net worth requirements issued by HUD. Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on UFM's operations. UFM was in compliance with HUD's minimum net worth requirement at December 31, 2003 and 2002. UFM's adjusted tangible net worth was $2.7 million at December 31, 2003, which exceeded the HUD requirement.

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

     Financial instruments whose contract amounts represent credit risk at December 31, 2003 are commitments to extend credit (including availability of lines of credit) of $93.3 million and standby letters of credit and financial guarantees written of $10.7 million. In addition, at December 31, 2003, UFM had commitments to originate loans of $46.7 million. Of these commitments, the fallout/pullthrough model employed by UFM identified $30.8 million that are anticipated to close.

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

NOTE 13.  REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS

     The primary source of funds for dividends paid by the Company is dividends received from FCBNA. Dividends paid by FCBNA are subject to restrictions by banking regulations. The most restrictive provision of the regulations requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year's net income, as defined, plus retained net profit of the two preceding years. During 2004, subsidiary accumulated earnings available for distribution as dividends to the Company without prior approval are $36.7 million plus net income for the interim period through the date of dividend declaration.

     The Company and FCBNA are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The entity's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and FCBNA to maintain minimum amounts and ratios for total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2003, the Company and banking subsidiary met all capital adequacy requirements to which they are subject. As of December 31, 2003 and 2002, the most recent notifications from the Federal Reserve Board categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the institution's category.

     At December 31, 2003, $15 million in trust preferred securities issued by FCBI Capital Trust were outstanding that are treated as Tier 1 capital for bank regulatory purposes. If FCBI's outstanding trust preferred securities at December 31, 2003 were not treated as Tier 1 capital at that date, FCBI's Tier 1 leverage capital ratio would have declined from 8.83% to 7.91%, its Tier 1 risk-based capital ratio would have declined from 13.26% to

11.88%, and its total risk-based capital ratio would have declined from 14.55% to 13.17% as of December 31, 2003. These reduced capital ratios would continue to meet the applicable "well capitalized" Federal Reserve capital requirements.

                                                          DECEMBER 31, 2003
                                       -------------------------------------------------------
                                                                                TO BE WELL
                                                            FOR CAPITAL     CAPITALIZED UNDER
                                                             ADEQUACY       PROMPT CORRECTIVE
                                            ACTUAL           PURPOSES       ACTION PROVISIONS
                                       ----------------   ---------------   ------------------
                                        AMOUNT    RATIO   AMOUNT    RATIO    AMOUNT     RATIO
                                       --------   -----   -------   -----   ---------   ------
                                                       (AMOUNTS IN THOUSANDS)
TOTAL CAPITAL TO RISK-WEIGHTED ASSETS
First Community Bancshares, Inc. ....  $158,386   14.55%  $87,102   8.00%   $    N/A      N/A
First Community Bank, N. A. .........   148,275   13.67%   86,792   8.00%    108,490    10.00%
                                       --------   -----   -------   ----    --------    -----
TIER 1 CAPITAL TO RISK-WEIGHTED
  ASSETS
First Community Bancshares, Inc. ....  $144,331   13.26%  $43,551   4.00%   $    N/A      N/A
First Community Bank, N. A. .........   134,694   12.42%   43,396   4.00%     65,094     6.00%
                                       --------   -----   -------   ----    --------    -----
TIER 1 CAPITAL TO AVERAGE ASSETS
  (LEVERAGE)
First Community Bancshares, Inc. ....  $144,331    8.83%  $65,388   4.00%   $    N/A      N/A
First Community Bank, N. A. .........   134,694    8.27%   65,131   4.00%     81,414     5.00%
                                       --------   -----   -------   ----    --------    -----

                                                          December 31, 2002
                                        ------------------------------------------------------
                                                                                To Be Well
                                                             For Capital     Capitalized Under
                                                              Adequacy       Prompt Corrective
                                             Actual           Purposes       Action Provisions
                                        ----------------   ---------------   -----------------
                                         Amount    Ratio   Amount    Ratio    Amount    Ratio
                                        --------   -----   -------   -----   --------   ------
                                                        (Amounts in Thousands)
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc. .....  $131,097   13.33%  $78,671   8.00%   $   N/A      N/A
First Community Bank, N. A. ..........   119,434   12.20%   78,344   8.00%    97,930    10.00%
                                        --------   -----   -------   ----    -------    -----
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc. .....  $118,618   12.06%  $39,336   4.00%   $   N/A      N/A
First Community Bank, N. A. ..........   107,164   10.94%   39,172   4.00%    58,758     6.00%
                                        --------   -----   -------   ----    -------    -----
Tier 1 Capital to Average Assets
  (Leverage)
First Community Bancshares, Inc. .....  $118,618    8.10%  $58,581   4.00%   $   N/A      N/A
First Community Bank, N. A. ..........   107,164    7.35%   58,344   4.00%    72,930     5.00%
                                        --------   -----   -------   ----    -------    -----

     The tangible common equity ratio excludes goodwill and other intangible assets from both the numerator and denominator.

     Tier 1 capital consists of total equity plus qualifying capital securities and minority interests, less unrealized gains and losses accumulated in other comprehensive income, certain intangible assets, and adjustments related to the valuation of mortgage servicing assets and certain equity investments in non-financial companies (principal investments).

     Total risk-based capital is comprised of Tier 1 capital plus qualifying subordinated debt and allowance for loan losses and a portion of unrealized gains on certain equity securities.

     Both the Tier 1 and the total risk-based capital ratios are computed by dividing the respective capital amounts by risk-weighted assets, as defined.

     The leverage ratio reflects Tier 1 capital divided by average total assets for the period. Average assets used in the calculation exclude certain intangible and mortgage servicing assets.

NOTE 14.  OTHER OPERATING EXPENSES

     Included in other operating expenses are certain costs, the total of which exceeds one percent of combined interest income and non-interest income. Following are such costs for the years indicated:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
                                                              (AMOUNTS IN THOUSANDS)
Advertising and public relations...........................  $1,325   $1,347   $1,223
Other service fees.........................................  $1,629   $1,547   $1,261
Telephone and data communications..........................  $1,343   $1,207   $    *

>
---------------

* Cost did not exceed the one percent requirement for the reported period.

NOTE 15.  LEASES

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2003:

YEAR ENDED DECEMBER 31:                                        (AMOUNTS IN THOUSANDS)
-----------------------                                        ----------------------
2004........................................................           $  982
2005........................................................              874
2006........................................................              696
2007........................................................              627
2008........................................................              529
Later Years.................................................              294
                                                                       ------
Total minimum payments required:............................           $4,002
                                                                       ======

NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that convey or impose on an entity that contractual right or obligation to either receive or deliver cash for another financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

     The following summary presents the methodologies and assumptions used to estimate the fair value of the Company's financial instruments presented below. The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.

                                                   2003                     2002
                                          -----------------------   ---------------------
                                           CARRYING                 CARRYING
                                            AMOUNT     FAIR VALUE    AMOUNT    FAIR VALUE
                                          ----------   ----------   --------   ----------
                                                      (AMOUNTS IN THOUSANDS)
Assets:
  Cash and cash equivalents.............  $   61,552   $   61,552   $124,585    $124,585
  Securities available for sale.........     444,491      444,491    300,885     300,885
  Securities held to maturity...........      38,020       40,060     41,014      43,342
  Derivative financial instruments......          83           83      1,677       1,677
  Loans held for sale...................      18,152       18,195     66,364      67,503
  Loans held for investment.............   1,011,567    1,067,854    913,211     933,691
  Interest receivable...................       8,345        8,345      7,897       7,897
Liabilities:
  Demand deposits.......................     194,127      194,127    165,557     165,557
  Interest-bearing demand deposits......     234,458      234,458    200,296     200,296
  Savings deposits......................     190,366      190,366    180,786     180,786
  Time deposits.........................     606,666      605,168    593,088     604,313
  Federal funds purchased...............          --           --         --          --
  Securities sold under agreements to
     repurchase.........................      97,651       97,651     91,877      92,112
  Interest, taxes and other
     obligations........................      12,037       12,037     15,940      15,940
  Other indebtedness....................     162,387      171,705    124,357     141,496

FINANCIAL INSTRUMENTS WITH BOOK VALUE EQUAL TO FAIR VALUE

     The book values of cash and due from banks, federal funds sold and purchased, interest receivable, and interest, taxes and other liabilities are considered to be equal to fair value as a result of the short-term nature of these items.

SECURITIES AVAILABLE FOR SALE

     For securities available for sale, fair value is based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments.

SECURITIES HELD TO MATURITY

     For investment securities, fair value has been based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

     Derivative financial instruments are recorded at estimated fair value based upon current market pricing for similar instruments.

LOANS

     The estimated value of loans held for investment is measured based upon discounted future cash flows and using the current rates for similar loans. Loans held for sale are recorded at lower of cost or estimated fair value. The fair value of loans held for sale is determined based upon the market sales price of similar loans.

DEPOSITS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Deposits without a stated maturity, including demand, interest-bearing demand, and savings accounts, are reported at their carrying value in accordance with FAS No. 107. No value has been assigned to the franchise value of these deposits. For other types of deposits with fixed maturities, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on deposits with similar characteristics and maturities.

OTHER INDEBTEDNESS

     Fair value has been estimated based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL
GUARANTEES

     The amount of off-balance sheet commitments to extend credit, standby letters of credit, and financial guarantees is considered equal to fair value. Because of the uncertainty involved in attempting to assess the likelihood and timing of commitments being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the given value of the commitment.

NOTE 17.  PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information related to First Community Bancshares, Inc. as of December 31, 2003 and 2002, and for each of the years ended December 31, 2003, 2002 and 2001 is as follows:

CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS)
                           ASSETS
Cash........................................................   $  4,395     $  6,129
Investment in subsidiary....................................    179,776      140,767
Other assets................................................      7,067        6,220
                                                               --------     --------
     Total assets...........................................   $191,238     $153,116
                                                               ========     ========
                        LIABILITIES
Other liabilities...........................................   $    739     $    654
Long-term debt..............................................     15,464           --

                    STOCKHOLDERS' EQUITY
Common stock................................................     11,442        9,957
Additional paid-in capital..................................    108,128       58,642
Retained earnings...........................................     56,894       79,084
Treasury stock..............................................     (6,407)      (1,982)
Accumulated other comprehensive income......................      4,978        6,761
                                                               --------     --------
     Total stockholders' equity.............................    175,035      152,462
                                                               --------     --------
     Total liabilities and stockholders' equity.............   $191,238     $153,116
                                                               ========     ========

CONDENSED STATEMENTS OF INCOME

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (AMOUNTS IN THOUSANDS,
                                                            EXCEPT PER SHARE DATA)
Cash dividends received from subsidiary bank............  $11,900   $11,500   $ 8,500
Other income............................................    1,257       650       331
Operating expense.......................................     (790)     (759)     (552)
                                                          -------   -------   -------
                                                           12,367    11,391     8,279
Income tax (expense) benefit............................       (5)      311        72
Equity in undistributed earnings of subsidiary..........   12,876    13,017    10,783
                                                          -------   -------   -------
Net income..............................................  $25,238   $24,719   $19,134
                                                          -------   -------   -------
Basic earnings per share................................  $  2.27   $  2.26   $  1.75
                                                          =======   =======   =======
Diluted earnings per share..............................  $  2.25   $  2.25   $  1.75
                                                          =======   =======   =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                          YEARS ENDING DECEMBER 31,
                                                        ------------------------------
                                                          2003       2002       2001
                                                        --------   --------   --------
                                                            (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................  $ 25,238   $ 24,719   $ 19,134
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Equity in undistributed earnings of subsidiary......   (12,876)   (13,017)   (10,783)
  (Decrease) increase in other assets.................       849       (138)        85
  Gain on sale of assets..............................      (999)      (375)        (9)
  Increase in other liabilities.......................        87      1,169        621
  Other, net..........................................        --        185         --
                                                        --------   --------   --------
Net cash provided by operating activities.............    12,299     12,543      9,048
                                                        --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale.............      (323)    (1,671)    (2,855)
Payments for investments in and advances to
  shareholders........................................   (15,000)        --         --
Proceeds from sale of securities available for sale...     1,845      1,954        586
                                                        --------   --------   --------
Net cash (used in) provided by investing activities...   (13,478)       283     (2,269)
                                                        --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt...........................        --       (100)        --
Net Proceeds from debt related to the issuance of
  Trust Preferred Securities..........................    14,560         --         --
Issuance of common stock..............................       709         --         --
Acquisition of treasury stock.........................    (4,977)    (2,491)      (599)
Dividends paid........................................   (10,847)    (9,926)    (8,875)
                                                        --------   --------   --------
Net cash (used in) provided by financing activities...      (555)   (12,517)    (9,474)
                                                        --------   --------   --------
Net (decrease) increase in cash and cash
  equivalents.........................................    (1,734)       309     (2,695)
Cash and cash equivalents at beginning of year........     6,129      5,820      8,515
                                                        --------   --------   --------
Cash and cash equivalents at end of year..............  $  4,395   $  6,129   $  5,820
                                                        ========   ========   ========

NOTE 18.  SEGMENT INFORMATION

     The Company operates two business segments: community banking and mortgage banking. These segments are primarily identified by the products or services offered and the channels through which they are offered. The community banking segment consists of the Company's full-service bank which offers customers traditional banking products and services through various delivery channels. The mortgage banking segment consists of mortgage brokerage facilities that originate, acquire, and sell mortgage products. The accounting policies for each of the business segments are the same as those of the Company described in Note
1. Information for each of the segments is included below:

DECEMBER 31, 2003:

                               COMMUNITY    MORTGAGE
                                BANKING     BANKING     PARENT    ELIMINATIONS     TOTAL
                               ----------   --------   --------   ------------   ----------
                                                  (AMOUNTS IN THOUSANDS)
Net interest income..........  $   64,258   $   422    $     65    $     (79)    $   64,666
Provision for loan losses....       3,419        --          --           --          3,419
                               ----------   -------    --------    ---------     ----------
Net interest income after
  provision for loan
  losses.....................      60,839       422          65          (79)        61,247
Other income.................      13,779     7,165         999         (236)        21,707
Other expenses...............      37,308     9,761         597         (315)        47,351
                               ----------   -------    --------    ---------     ----------
Income (loss) before income
  taxes......................      37,310    (2,174)        467           --         35,603
Income tax expense
  (benefit)..................      11,053      (693)          5           --         10,365
                               ----------   -------    --------    ---------     ----------
Net income...................  $   26,257   $(1,481)   $    462    $      --     $   25,238
                               ==========   =======    ========    =========     ==========
Average assets...............  $1,610,144   $49,780    $170,597    $(213,369)    $1,617,152
                               ==========   =======    ========    =========     ==========

December 31, 2002:

                                Community    Mortgage
                                 Banking     Banking     Parent    Eliminations     Total
                                ----------   --------   --------   ------------   ----------
                                                   (Amounts in Thousands)
Net interest income...........  $   59,998   $   915    $    268    $      15     $   61,196
Provision for loan losses.....       4,208        --          --           --          4,208
                                ----------   -------    --------    ---------     ----------
Net interest income after
  provision for loan losses...      55,790       915         268           15         56,988
Other income..................      10,075     9,435         382          157         20,049
Other expenses................      31,786     9,552         759          172         42,269
                                ----------   -------    --------    ---------     ----------
Income (loss) before income
  taxes.......................      34,079       798        (109)          --         34,768
Income tax expense
  (benefit)...................      10,051       309        (311)          --         10,049
                                ----------   -------    --------    ---------     ----------
Net income....................  $   24,028   $   489    $    202    $      --     $   24,719
                                ==========   =======    ========    =========     ==========
Average assets................  $1,467,969   $62,457    $143,356    $(201,538)    $1,472,244
                                ==========   =======    ========    =========     ==========

December 31, 2001:

                                Community    Mortgage
                                 Banking     Banking     Parent    Eliminations     Total
                                ----------   --------   --------   ------------   ----------
                                                   (Amounts in Thousands)
Net interest income...........  $   49,379   $   462    $    315    $     264     $   50,420
Provision for loan losses.....       5,134        --          --           --          5,134
                                ----------   -------    --------    ---------     ----------
Net interest income after
  provision for loan losses...      44,245       462         315          264         45,286
Other income..................      10,839     9,582          16         (162)        20,275
Other expenses................      29,285     8,086         552          102         38,025
                                ----------   -------    --------    ---------     ----------
Income (loss) before income
  taxes.......................      25,799     1,958        (221)          --         27,536
Income tax expense
  (benefit)...................       7,805       669         (72)          --          8,402
                                ----------   -------    --------    ---------     ----------
Net income....................  $   17,994   $ 1,289    $   (149)   $      --     $   19,134
                                ==========   =======    ========    =========     ==========
Average assets................  $1,365,164   $45,271    $128,732    $(252,853)    $1,286,314
                                ==========   =======    ========    =========     ==========

NOTE 19.  SUPPLEMENTAL FINANCIAL DATA (UNAUDITED)

     Quarterly earnings for the years ended December 31, 2003, 2002 and 2001 are as follows:

                        FIRST COMMUNITY BANCSHARES, INC.
                           QUARTERLY EARNINGS SUMMARY

                                                                     2003
                                                ----------------------------------------------
                                                 MARCH 31     JUNE 30     SEPT 30     DEC 31
                                                ----------   ---------   ---------   ---------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME...............................    $22,538     $22,813     $24,146     $23,543
INTEREST EXPENSE..............................      7,358       7,226       7,114       6,676
                                                  -------     -------     -------     -------
NET INTEREST INCOME...........................     15,180      15,587      17,032      16,867
PROVISION FOR LOAN LOSSES.....................        589       1,308         782         740
                                                  -------     -------     -------     -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES......................................     14,591      14,279      16,250      16,127
OTHER INCOME..................................      6,011       6,801       4,047       3,650
SECURITIES GAINS..............................         20         133       1,038           7
OTHER EXPENSES................................     11,131      11,414      12,574      12,232
                                                  -------     -------     -------     -------
INCOME BEFORE INCOME TAXES....................      9,491       9,799       8,761       7,552
INCOME TAXES..................................      2,743       2,832       2,532       2,258
                                                  -------     -------     -------     -------
NET INCOME....................................      6,748       6,967       6,229     $ 5,294
                                                  =======     =======     =======     =======
PER SHARE: BASIC EARNINGS.....................    $  0.62     $  0.63     $  0.55     $  0.47
           DILUTED EARNINGS...................    $  0.62     $  0.63     $  0.55     $  0.46
           DIVIDENDS..........................    $  0.24     $  0.24     $  0.25     $  0.25
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING.....     10,857      10,970      11,262      11,244
                                                  =======     =======     =======     =======
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING...     10,913      11,085      11,384      11,362
                                                  =======     =======     =======     =======

                                                                     2002
                                                ----------------------------------------------
                                                 MARCH 31     JUNE 30     SEPT 30     DEC 31
                                                ----------   ---------   ---------   ---------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...............................    $24,043     $24,179     $24,451     $23,531
Interest expense..............................      9,570       9,007       8,440       7,991
                                                  -------     -------     -------     -------
Net interest income...........................     14,473      15,172      16,011      15,540
Provision for loan losses.....................        937       1,022       1,302         947
                                                  -------     -------     -------     -------
Net interest income after provision for loan
  losses......................................     13,536      14,150      14,709      14,593
Other income..................................      5,677       4,955       4,975       4,833
Securities gains (losses).....................        177           9          22        (599)
Other expenses................................     10,609      10,446      10,251      10,963
                                                  -------     -------     -------     -------
Income before income taxes....................      8,781       8,668       9,455       7,864
Income taxes..................................      2,464       2,630       2,869       2,086
                                                  -------     -------     -------     -------
Net income....................................      6,317       6,038       6,586     $ 5,778
                                                  =======     =======     =======     =======
Per share: Basic earnings.....................    $  0.58     $  0.55     $  0.60     $  0.53
          Diluted earnings....................    $  0.58     $  0.55     $  0.60     $  0.52
          Dividends...........................    $  0.23     $  0.23     $  0.23     $  0.23
Weighted average basic shares outstanding.....     10,926      10,940      10,921      10,882
                                                  =======     =======     =======     =======
Weighted average diluted shares outstanding...     10,976      10,993      10,976      10,940
                                                  =======     =======     =======     =======

                                                                     2001
                                                ----------------------------------------------
                                                 MARCH 31     JUNE 30     SEPT 30     DEC 31
                                                ----------   ---------   ---------   ---------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income...............................    $22,901     $23,135     $23,390     $23,403
Interest expense..............................     10,986      10,882      10,580       9,961
Net interest income...........................     11,915      12,253      12,810      13,442
                                                  -------     -------     -------     -------
Provision for loan losses.....................        747         985       1,282       2,120
                                                  -------     -------     -------     -------
Net interest income after provision for loan
  losses......................................     11,168      11,268      11,528      11,322
Other income..................................      4,167       5,010       5,333       5,584
Securities gains (losses).....................         51          (7)        153         (16)
Other expenses................................      8,953       9,628       9,703       9,741
                                                  -------     -------     -------     -------
Income before income taxes....................      6,433       6,643       7,311       7,149
Income taxes..................................      1,977       2,034       2,311       2,080
                                                  -------     -------     -------     -------
Net income as reported........................      4,456       4,609       5,000       5,069
FAS 142 & 147 goodwill amortization...........        458         464         468         485
                                                  -------     -------     -------     -------
Adjusted net income...........................    $ 4,914     $ 5,073     $ 5,468     $ 5,554
                                                  =======     =======     =======     =======
Per share: Basic and diluted earnings.........    $  0.41     $  0.42     $  0.45     $  0.46
          Basic & diluted earnings per share
           adjusted for FAS 142 & 147.........    $  0.45     $  0.46     $  0.50     $  0.51
          Dividends...........................    $  0.19     $  0.19     $  0.19     $  0.24
Weighted average basic shares outstanding.....     10,940      10,943      10,938      10,934
                                                  =======     =======     =======     =======
Weighted average diluted shares outstanding...     10,947      10,964      11,003      10,991
                                                  =======     =======     =======     =======

---------------

* Goodwill amortization on branch acquisitions ceased October 1, 2002 in accordance with FAS 147. Goodwill amortization on all other purchase business combinations ceased on January 1, 2002. The effect of the application of the non-amortization provisions of FAS Statements 142 and 147 on net income and earnings per share for 2001 is presented above.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of First Community Bancshares, Inc.

     We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flow and changes in stockholders' equity for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiary at December 31, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill as required by Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, and Statement No. 147, Acquisitions of Certain Financial Institutions.

                                                  /s/ Ernst & Young, LLP

Charleston, West Virginia
March 9, 2004

                    REPORT OF MANAGEMENT'S RESPONSIBILITIES

     The management of First Community Bancshares, Inc. is responsible for the integrity of its financial statements and their preparation in accordance with accounting principles generally accepted in the United States. To fulfill this responsibility requires the maintenance of a sound accounting system supported by strong internal controls. The Company believes it has a high level of internal control which is maintained by the recruitment and training of qualified personnel, appropriate divisions of responsibility, the development and communication of accounting and other procedures, and comprehensive internal audits.

     Our independent auditors, Ernst & Young LLP, are engaged to audit, and render an opinion on, the fairness of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our independent auditors obtain an understanding of our internal accounting control systems, review selected transactions and carry out other auditing procedures before expressing their opinion on our consolidated financial statements.

     The Board of Directors has appointed an Audit Committee, composed of outside directors, that periodically meets with the independent auditors, bank examiners, management and internal auditors to review the work of each. The independent auditors, bank examiners and the Company's internal auditors have free access to meet with the Audit Committee without management's presence.

                                                    /s/ John M. Mendez
                                          --------------------------------------
                                                      John M. Mendez
                                           President & Chief Executive Officer

                                                  /s/ Kenneth P. Mulkey
                                          --------------------------------------
                                                    Kenneth P. Mulkey
                                                        Controller

                                                 /s/ Robert L. Schumacher
                                          --------------------------------------
                                                   Robert L. Schumacher
                                                 Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have not been any changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

     Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 2, 3, and 4 of the Proxy Statement relating to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

     A portion of the information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information appears on pages 6 of the Proxy Statement relating to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics is available on the Company's website at http:/www.fcbinc.com and is also filed as Exhibit 14.1 to this Annual Report on Form 10K. Since its adoption, there have been no amendments to or waivers of the code of ethics related to any of the above officers.

     A portion of the information relating to Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding executive officers appears on page 6 of the Proxy Statement relating to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

              BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

HAROLD V. GROOME, JR.
Chairman, Groome Transportation, Inc.; Chairman
Groome Transportation of Georgia, Inc.

ALLEN T. HAMNER
Professor of Chemistry, West Virginia Wesleyan
College; Member Executive Committee and Audit
Committee; Member Compensation Committee;
Member Nominating Committee

B. W. HARVEY
President, Highlands Real Estate Management, Inc.;
Member Executive Committee and Audit
Committee; Member Nominating Committee

I. NORRIS KANTOR
Partner, Katz, Kantor & Perkins,
Attorneys-at-Law

JOHN M. MENDEZ
President and Chief Executive Officer, First
Community Bancshares, Inc.; Executive Vice
President, First Community Bank, N. A.; Member
Executive Committee

A. A. MODENA
Past Executive Vice President and Secretary, First
Community Bancshares, Inc.; Past President & Chief
Executive Officer, The Flat Top National Bank of
Bluefield; Member Executive Committee; Member
Compensation Committee; Chairman, Nominating
Committee

ROBERT E. PERKINSON, JR.
Past Vice President-Operations, MAPCO Coal, Inc. -
Virginia Region; Chairman, Audit Committee

WILLIAM P. STAFFORD
President, Princeton Machinery Service, Inc.;
Chairman, First Community Bancshares, Inc.;
Member Executive Committee

WILLIAM P. STAFFORD, II
Attorney-at-Law, Brewster, Morhous, Cameron,
Mullins, Caruth, Moore, Kersey & Stafford, PLLC;
Member Executive Committee; Chairman,
Compensation Committee

                   OFFICERS, FIRST COMMUNITY BANCSHARES, INC.

JOHN M. MENDEZ
President and Chief Executive Officer

ROBERT L. SCHUMACHER
Chief Financial Officer

ROBERT L. BUZZO
Vice President and Secretary

E. STEPHEN LILLY
Chief Operating Officer

KENNETH P. MULKEY
Controller

                BOARD OF DIRECTORS, FIRST COMMUNITY BANK, N. A.

DR. JAMES P. BAILEY
Veterinarian, Veterinary Associates, Inc.
Chairman Emeritus, First Community Bank, N. A.

W. C. BLANKENSHIP, JR.
Agent, State Farm Insurance

D. L. BOWLING, JR.
President, True Energy, Inc.

JUANITA G. BRYAN
Homemaker

ROBERT L. BUZZO
Vice President and Secretary, First Community
Bancshares, Inc.
President, First Community Bank, N. A.

SAM CLARK
Agent, State Farm Insurance
Owner, Country Junction Company, Inc.

C. WILLIAM DAVIS
Attorney-at-Law, Richardson & Davis

HAROLD V. GROOME, JR.
Chairman, Groome Transportation, Inc.; Chairman,
Groome Transportation of Georgia, Inc.

FRANKLIN P. HALL
Businessman; Senior Partner, Hall & Family
Law Firm

ALLEN T. HAMNER, PH.D.
Professor of Chemistry, West Virginia
Wesleyan College

B. W. HARVEY
President, Highlands Real Estate Management, Inc.;
Chairman, First Community Bank, N. A.

I. NORRIS KANTOR
Partner, Katz, Kantor & Perkins, Attorneys-at-Law

JOHN M. MENDEZ
President and Chief Executive Officer, First
Community Bancshares, Inc.; Executive Vice
President, First Community Bank, N. A.

A. A. MODENA
Past Executive Vice President and Secretary, First
Community Bancshares, Inc.; Past President and
Chief Executive Officer, The Flat Top National Bank of Bluefield

ROBERT E. PERKINSON, JR.
Past Vice President-Operations, MAPCO Coal,
Inc. -- Virginia Region

CLYDE B. RATLIFF
President, Gasco Drilling, Inc.

RICHARD G. RUNDLE
Attorney-at-Law, Rundle and Rundle, LC

WILLIAM P. STAFFORD
President, Princeton Machinery Service, Inc.

WILLIAM P. STAFFORD, II
Attorney at Law, Brewster, Morhous, Cameron,
Mullins, Caruth, Moore, Kersey & Stafford, PLLC

DALE F. WOODY
President, Woody Lumber Company

ITEM 11.  EXECUTIVE COMPENSATION

     The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appearing on pages 10 through 14 of the Proxy Statement relating to the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appearing on pages 7 and 8 of the Proxy Statement relating to the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

     The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2003.

                                       NUMBER OF                             NUMBER OF SECURITIES
                                   SECURITIES TO BE    WEIGHTED-AVERAGE    REMAINING AVAILABLE FOR
                                      ISSUED UPON      EXERCISE PRICE OF    FUTURE ISSUANCE UNDER
                                      EXERCISE OF         OUTSTANDING        EQUITY COMPENSATION
                                      OUTSTANDING          OPTIONS,            PLANS (EXCLUDING
                                   OPTIONS, WARRANTS     WARRANTS AND      SECURITIES REFLECTED IN
                                      AND RIGHTS            RIGHTS               COLUMN (A))
PLAN CATEGORY                             (A)                 (B)                    (C)
-------------                      -----------------   -----------------   ------------------------
Equity compensation plans
  approved by security holders...            --             $   --                      --
Equity compensation plans not
  approved by security holders...       414,809             $19.01                  77,851
                                        -------             ------                  ------
Total............................       414,809                                     77,851
                                        =======                                     ======

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required information concerning certain relationships and related transactions has been omitted in accordance with General Instruction G. Such information appears on page 6 in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The required information concerning principal accountant fees and services has been omitted in accordance with General Instruction G. Such information appears on page 20 in the Proxy Statement relating to the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

          The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the independent Auditors' Report dated March 9, 2004 are incorporated by reference to Item 8 hereof.

     (2) Financial Statement Schedules

     All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2003 Consolidated Financial Statements and are incorporated by reference to Item 8 herein.

     (b) Reports on Form 8-K filed during the last quarter of the period covered by this report were as follows:

          On October 23, 2003 a report on Form 8-K was filed in conjunction with announcement of the Company's third quarter operating results.

          On November 18, 2003 a report on Form 8-K was filed announcing the Company's fourth quarter 2003 cash dividend.

          On December 31, 2003 a report on Form 8-K was filed announcing that the Company entered into an Agreement and Plan of Merger dated December 31, 2003 with PCB Bancorp, Inc., a Tennessee chartered bank holding company.

     (c) Exhibits

EXHIBIT NO.                                   EXHIBIT
-----------                                   -------
   2.1          --  Agreement and Plan of Merger dated as of January 27, 2003, and amended as of February 25, 2003, among First Community
                    Bancshares, Inc., First Community Bank, National
                    Association, and The CommonWealth Bank.(1)
   3(i)         --  Articles of Incorporation of First Community Bancshares,
                    Inc., as amended.(2)
   3(ii)        --  Bylaws of First Community Bancshares, Inc., as amended.(2)
   4.1          --  Specimen stock certificate of First Community Bancshares,
                    Inc.(7)
   4.2          --  Indenture Agreement dated September 25, 2003.
   4.3          --  Amended and Restated Declaration of Trust of FCBI Capital
                    Trust dated September 25, 2003.
   4.4          --  Preferred Securities Guarantee Agreement dated September 25,
                    2003.
  10.1          --  First Community Bancshares, Inc. 1999 Stock Option
                    Plan.(2)(3)
  10.2          --  First Community Bancshares, Inc. 2001 Non-Qualified
                    Directors Stock Option Plan.(4)
  10.3          --  Employment Agreement dated January 1, 2000 and amended
                    October 17, 2000, between First Community Bancshares, Inc.
                    and John M. Mendez.(2)(5)
  10.4          --  First Community Bancshares, Inc. 2000 Executive Retention
                    Plan.(3)
  10.5          --  First Community Bancshares, Inc. Split Dollar Plan and
                    Agreement.(3)
  10.6          --  First Community Bancshares, Inc. 2001 Directors Supplemental
                    Retirement Plan.(2)
  10.7          --  First Community Bancshares, Inc. Wrap Plan.(7)
  10.8          --  Employment Agreement between First Community Bancshares,
                    Inc. and J. E. Causey Davis.(8)
  10.9          --  Agreement and Plan of Merger dated as of December 31, 2003 among First Community Bancshares, Inc., First Community
                    Bank, National Association, and PBC Bancorp.(9)
  10.10*        --  Form of Indemnification Agreement between First Community
                    Bancshares, its Directors and Certain Executive
                    Officers.(10)
  10.11*        --  Form of Indemnification Agreement between First Community
                    Bank, N. A, its Directors and Certain Executive
                    Officers.(10)
  11.0          --  Statement regarding computation of earnings per share.(6)
  12.1*         --  Computation of Ratios.
  14.1*         --  Code of Ethics.
  21.1          --  Subsidiaries of Registrant-Reference is made to "Item 1.
                    Business" for the required information.
  23.1          --  Consent of Independent Accountants.
  31.1*         --  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                    Officer.
  31.2*         --  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                    Officer.
 32*            --  Certification of Chief Executive and Chief Financial Officer
                    Section 1350.

---------------

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

 (6) Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

 (7) Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003 as amended on March 31, 2003.

 (8) Incorporated by reference from S-4 Registration Statement filed on March 28, 2003.

 (9) Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on December 31, 2003.

(10) Form of indemnification agreement entered into by the Corporation and by First Community Bank N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BY         /s/ JOHN M. MENDEZ
                                            ------------------------------------
                                                       John M. Mendez
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          BY      /s/ ROBERT L. SCHUMACHER
                                            ------------------------------------
                                                    Robert L. Schumacher
                                                Principal Accounting Officer

                        SIGNATURE                                    TITLE                       DATE
                        ---------                                    -----                       ----

            /s/ HAROLD V. GROOME, JR.                               Director                  03/15/2004
 ------------------------------------------------
             (Harold V. Groome, Jr.)


               /s/ ALLEN T. HAMNER                                  Director                  03/15/2004
 ------------------------------------------------
                (Allen T. Hamner)


                 /s/ B. W. HARVEY                                   Director                  03/15/2004
 ------------------------------------------------
                  (B. W. Harvey)


               /s/ I. NORRIS KANTOR                                 Director                  03/15/2004
 ------------------------------------------------
                (I. Norris Kantor)


                /s/ JOHN M. MENDEZ                   President, Chief Executive Officer and   03/15/2004
 ------------------------------------------------    Director (Principal Executive Officer)
                 (John M. Mendez)


                 /s/ A. A. MODENA                                   Director                  03/15/2004
 ------------------------------------------------
                  (A. A. Modena)


           /s/ ROBERT E. PERKINSON, JR.                             Director                  03/15/2004
 ------------------------------------------------
            (Robert E. Perkinson, Jr.)


             /s/ WILLIAM P. STAFFORD                   Chairman of the Board of Directors     03/15/2004
 ------------------------------------------------
              (William P. Stafford)


           /s/ WILLIAM P. STAFFORD, II                              Director                  03/15/2004
 ------------------------------------------------
            (William P. Stafford, II)