Form 10-Q
period 2004-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2004-05-07
CIK 859070

           FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended:                March 31, 2004
                                                         --------------


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

                             Yes  X            No
                                 ---              ---

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                              Yes X            No
                                 ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding at April 30, 2004
        Common Stock, $1 Par Value                   11,244,894
                                              ----------------------

                        First Community Bancshares, Inc.

                                    FORM 10-Q
                      For the quarter ended March 31, 2004

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                REFERENCE
                                                                               ---------

          Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 2004 and
             December 31, 2003                                                        3
          Consolidated Statements of Income for the Three
             Month Periods Ended March 31, 2004 and 2003                              4
          Consolidated Statements of Cash Flows for the
             Three Month Periods Ended March 31, 2004 and 2003                        5
          Consolidated Statements of Changes in Stockholders'
             Equity for the Three Months Ended March 31,
             2004 and 2003                                                            6
          Notes to Consolidated Financial Statements                               7-13
          Independent Accountants' Review Report                                     14

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            15-26

          Item 3.  Quantitative and Qualitative Disclosures about                    26
                   Market Risk

          Item 4.  Controls and Procedures                                           26

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                 27

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       27

          Item 3.  Defaults Upon Senior Securities                                   27

          Item 4.  Submission of Matters to a Vote of                                27
                   Security Holders

          Item 5.  Other Information                                                 28

          Item 6.  Exhibits and Reports on Form 8-K                                  28

SIGNATURES                                                                           30

PART I. ITEM 1.   FINANCIAL STATEMENTS

                      FIRST COMMUNITY BANCSHARES, INC.
                         CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                MARCH 31        December 31
                                                                                   2004             2003
ASSETS                                                                         (UNAUDITED)        (Note 1)
                                                                               -----------      -----------
CASH AND DUE FROM BANKS                                                        $    38,482      $    39,416
INTEREST-BEARING DEPOSITS WITH BANKS                                                40,157           22,136
FEDERAL FUNDS SOLD                                                                       -                -
                                                                               -----------      -----------
    TOTAL CASH AND CASH EQUIVALENTS                                                 78,639           61,552
SECURITIES AVAILABLE FOR SALE (AMORTIZED COST OF $432,733 AT
    MARCH 31, 2004; $436,194 AT DECEMBER 31, 2003)                                 443,844          444,491
SECURITIES HELD TO MATURITY (FAIR VALUE OF $39,629 AT
    MARCH 31, 2004; $40,060 AT DECEMBER 31, 2003)                                   37,425           38,020
LOANS HELD FOR SALE                                                                 28,656           18,152
LOANS HELD FOR INVESTMENT, NET OF UNEARNED INCOME                                1,019,829        1,026,191
    LESS ALLOWANCE FOR LOAN LOSSES                                                  14,536           14,624
                                                                               -----------      -----------
NET LOANS HELD FOR INVESTMENT                                                    1,005,293        1,011,567
PREMISES AND EQUIPMENT                                                              30,633           30,021
OTHER REAL ESTATE OWNED                                                              2,571            2,091
INTEREST RECEIVABLE                                                                  8,448            8,345
OTHER ASSETS                                                                        18,792           17,762
GOODWILL                                                                            38,861           39,363
OTHER INTANGIBLE ASSETS                                                              1,298            1,363
                                                                               -----------      -----------
            TOTAL ASSETS                                                       $ 1,694,460      $ 1,672,727
                                                                               ===========      ===========

LIABILITIES
DEPOSITS:
    NON-INTEREST-BEARING                                                       $   197,330      $   194,127
    INTEREST-BEARING                                                             1,045,374        1,031,490
                                                                               -----------      -----------
       TOTAL DEPOSITS                                                            1,242,704        1,225,617
INTEREST, TAXES AND OTHER LIABILITIES                                               12,363           12,037
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                      98,035           97,651
FHLB BORROWINGS AND OTHER INDEBTEDNESS                                             148,324          147,387
JUNIOR SUBORDINATED DEBT RELATED TO ISSUANCE OF TRUST PREFERRED SECURITIES          15,000           15,000
                                                                               -----------      -----------
            TOTAL LIABILITIES                                                    1,516,426        1,497,692
                                                                               -----------      -----------

STOCKHOLDERS' EQUITY
PREFERRED STOCK, PAR VALUE UNDESIGNATED; 1,000,000 SHARES AUTHORIZED;
       NO SHARES ISSUED AND OUTSTANDING IN 2004 AND 2003                                 -                -
COMMON STOCK, $1 PAR VALUE; 15,000,000 SHARES AUTHORIZED;
   11,449,841 AND 11,442,348 ISSUED IN 2004 AND 2003, AND
   11,244,894 AND 11,242,443  OUTSTANDING IN 2004 AND 2003,                         11,450           11,442
ADDITIONAL PAID-IN CAPITAL                                                         108,243          108,128
RETAINED EARNINGS                                                                   58,241           56,894
TREASURY STOCK, AT COST                                                             (6,566)          (6,407)
ACCUMULATED OTHER COMPREHENSIVE INCOME                                               6,666            4,978
                                                                               -----------      -----------
            TOTAL STOCKHOLDERS' EQUITY                                             178,034          175,035
                                                                               -----------      -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 1,694,460      $ 1,672,727
                                                                               ===========      ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        FIRST COMMUNITY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
       (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA) (UNAUDITED)
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                       MARCH 31,       March 31,
                                                                         2004            2003
                                                                      -----------     -----------
INTEREST INCOME:
INTEREST AND FEES ON LOANS HELD FOR INVESTMENT                        $    17,130     $    16,892
INTEREST ON LOANS HELD FOR SALE                                               203             629
INTEREST ON SECURITIES-TAXABLE                                              3,270           3,145
INTEREST ON SECURITIES-NONTAXABLE                                           1,636           1,657
INTEREST ON FEDERAL FUNDS SOLD AND DEPOSITS IN BANKS                          199             215
                                                                      -----------     -----------
              TOTAL INTEREST INCOME                                        22,438          22,538
                                                                      -----------     -----------

INTEREST EXPENSE:
INTEREST ON DEPOSITS                                                        4,315           5,317
INTEREST ON FHLB AND OTHER SHORT-TERM BORROWINGS                            1,883           1,893
INTEREST ON OTHER INDEBTEDNESS                                                208             148
                                                                      -----------     -----------
              TOTAL INTEREST EXPENSE                                        6,406           7,358
                                                                      -----------     -----------
              NET INTEREST INCOME                                          16,032          15,180
PROVISION FOR LOAN LOSSES                                                     532             589
                                                                      -----------     -----------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          15,500          14,591
                                                                      -----------     -----------

NON-INTEREST INCOME:
FIDUCIARY INCOME                                                              418             416
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                         1,960           1,821
OTHER SERVICE CHARGES, COMMISSIONS AND FEES                                   559             513
MORTGAGE BANKING INCOME                                                       507           2,964
OTHER OPERATING INCOME                                                        295             297
GAIN ON SECURITIES                                                             11              20
                                                                      -----------     -----------
              TOTAL NON-INTEREST INCOME                                     3,750           6,031
                                                                      -----------     -----------

NON-INTEREST EXPENSE:
SALARIES AND EMPLOYEE BENEFITS                                              7,213           6,333
OCCUPANCY EXPENSE OF BANK PREMISES                                            951             849
FURNITURE AND EQUIPMENT EXPENSE                                               673             530
CORE DEPOSIT AMORTIZATION                                                      64              63
OTHER OPERATING EXPENSE                                                     4,455           3,356
                                                                      -----------     -----------
              TOTAL NON-INTEREST EXPENSE                                   13,356          11,131
                                                                      -----------     -----------

INCOME BEFORE INCOME TAXES                                                  5,894           9,491
INCOME TAX EXPENSE                                                          1,733           2,743
                                                                      -----------     -----------
              NET INCOME                                              $     4,161     $     6,748
                                                                      ===========     ===========
BASIC EARNINGS PER COMMON SHARE                                       $      0.37     $      0.62
                                                                      ===========     ===========
DILUTED EARNINGS PER COMMON SHARE                                     $      0.37     $      0.62
                                                                      ===========     ===========

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING                              11,245,465      10,857,307
                                                                      ===========     ===========
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING                            11,347,748      10,913,481
                                                                      ===========     ===========

See Notes to Consolidated Financial Statements.

                        FIRST COMMUNITY BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS) (UNAUDITED)
--------------------------------------------------------------------------------


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31
                                                                            2004           2003
                                                                          ---------      ---------
OPERATING ACTIVITIES:
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                $   4,161      $   6,748
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED IN) PROVIDED BY
   OPERATING ACTIVITIES:
     PROVISION FOR LOAN LOSSES                                                  532            589
     DEPRECIATION OF PREMISES AND EQUIPMENT                                     669            437
     CORE DEPOSIT AMORTIZATION                                                   65             63
     PURCHASE PRICE ACCOUNTING ACCRETION                                        (61)           (12)
     NET INVESTMENT AMORTIZATION AND ACCRETION                                  618            510
     NET GAIN ON THE SALE OF ASSETS                                             (15)           (60)
     NET GAIN ON SALE OF LOANS                                               (2,201)        (4,753)
     MORTGAGE LOANS ORIGINATED FOR SALE                                    (124,549)      (206,856)
     PROCEEDS FROM SALE OF MORTGAGE LOANS                                   116,246        226,599
     INCREASE IN INTEREST RECEIVABLE                                           (103)          (313)
     INCREASE IN OTHER ASSETS                                                (1,580)        (2,109)
     INCREASE (DECREASE) IN OTHER LIABILITIES                                   375           (505)
                                                                          ---------      ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          (5,843)        20,338
                                                                          ---------      ---------
INVESTING ACTIVITIES:
CASH FLOWS FROM INVESTING ACTIVITIES:
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                              1            505
PROCEEDS FROM MATURITIES AND CALLS OF SECURITIES AVAILABLE FOR SALE          46,416         27,074
PROCEEDS FROM MATURITIES AND CALLS OF SECURITIES HELD TO MATURITY               455            928
PURCHASE OF SECURITIES AVAILABLE FOR SALE                                   (43,424)      (101,316)
NET DECREASE IN LOANS MADE TO CUSTOMERS                                       5,258         30,148
PURCHASE OF PREMISES AND EQUIPMENT                                           (1,370)          (948)
SALE OF EQUIPMENT                                                                35             58
NET CASH PROVIDED BY ACQUISITIONS                                                 -             30
                                                                          ---------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           7,371        (43,521)
                                                                          ---------      ---------
FINANCING ACTIVITIES:
CASH FLOWS FROM FINANCING ACTIVITIES:
NET INCREASE IN DEMAND AND SAVINGS DEPOSITS                                  16,327          7,194
NET INCREASE IN TIME DEPOSITS                                                   853          6,844
NET INCREASE (DECREASE) IN FHLB AND OTHER INDEBTEDNESS                        1,357        (10,179)
REPAYMENT OF OTHER BORROWINGS                                                    (5)            (5)
ACQUISITION OF TREASURY STOCK                                                  (159)        (2,562)
DIVIDENDS PAID                                                               (2,814)        (2,565)
                                                                          ---------      ---------
NET CASH (PROVIDED BY) USED IN FINANCING ACTIVITIES                          15,559         (1,273)
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         17,087        (24,456)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             61,552        124,585
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  78,639      $ 100,129
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


                                                                                                     ACCUMULATED
                                                                 ADDITIONAL                             OTHER
                                                      COMMON      PAID-IN     RETAINED   TREASURY   COMPREHENSIVE
                                                      STOCK       CAPITAL     EARNINGS     STOCK    (LOSS) INCOME     TOTAL
                                                    ---------   -----------  ---------  ---------   -------------  ----------
BALANCE JANUARY 1, 2003                             $   9,957   $    58,642  $  79,084  $  (1,982)   $     6,761   $  152,462
COMPREHENSIVE INCOME:
NET INCOME                                                  -             -      6,748          -              -        6,748
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     NET UNREALIZED GAINS ON
          SECURITIES AVAILABLE FOR SALE                     -             -          -          -           (725)        (725)
COMMON DIVIDENDS DECLARED
   ($.24 PER SHARE)                                         -             -     (2,565)         -              -       (2,565)
PURCHASE 85,000 TREASURY SHARES AT
   $30.15 PER SHARE                                         -             -          -     (2,562)             -       (2,562)
8,409 SHARES ISSUED IN STONE CAPITAL
   ACQUISITION (SEE NOTE 3)                                 8           236                                               244
OPTION EXERCISE 11,000 SHARES @ $23.91                                   49                   321                         370
ISSUANCE OF TREASURY SHARES TO ESOP                                      43                   680                         723
                                                    ---------   -----------  ---------  ---------    -----------   ----------
BALANCE MARCH 31, 2003                              $   9,965   $    58,970  $  83,267  $  (3,543)   $     6,036   $  154,695
                                                    =========   ===========  =========  =========    ===========   ==========

BALANCE JANUARY 1, 2004                             $  11,442   $   108,128  $  56,894  $  (6,407)   $     4,978   $  175,035
COMPREHENSIVE INCOME:
NET INCOME                                                  -             -      4,161          -                       4,161
   OTHER COMPREHENSIVE INCOME, NET OF TAX:
     NET UNREALIZED GAINS ON
          SECURITIES AVAILABLE FOR SALE                     -             -          -          -          1,688        1,688
COMMON DIVIDENDS DECLARED
   ($.25 PER SHARE)                                         -             -     (2,814)         -              -       (2,814)
PURCHASE 5,000 TREASURY SHARES AT
   $32.05 PER SHARE                                         -             -          -       (159)             -         (159)
SECOND PAYMENT OF STOCK RELATED TO THE
   ACQUISITION OF STONE CAPITAL:2,540 SHARES                3            85                                                88
OPTION EXERCISE 4,953 SHARES                                5            30                     -                          35
                                                    ---------   -----------  ---------  ---------    -----------   ----------
BALANCE MARCH 31, 2004                              $  11,450   $   108,243  $  58,241  $  (6,566)   $     6,666   $  178,034
                                                    =========   ===========  =========  =========    ===========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  UNAUDITED FINANCIAL STATEMENTS

The unaudited consolidated balance sheet as of March 31, 2004, the unaudited consolidated statements of income for the three months ended March 31, 2004 and 2003 and the consolidated statements of cash flows and changes in stockholders' equity for the three months ended March 31, 2004 and 2003 have been prepared by the management of First Community Bancshares, Inc. ("FCBI" or the "Company"). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at March 31, 2004 and its results of operations, cash flows, and changes in stockholders' equity for the three months ended March 31, 2004 and 2003 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in the Company's 2003 Annual Report to Stockholders on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report of FCBI on Form 10-K.

A more complete and detailed description of FCBI's significant accounting policies is included within Footnote 1 to the Company's Annual Report on Form 10-K for December 31, 2003. In addition, the Company's required disclosure of the application of critical accounting policies is included within the "Application of Critical Accounting Policies" section of Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

The following is an update pursuant to the requirements of Financial Accounting Standards Board ("FASB") Statement 148.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICY UPDATE FOR CERTAIN REQUIRED
DISCLOSURES: STOCK OPTIONS

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

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three month periods ended March 31, 2004 and 2003 would have been estimated as follows:

                                                  THREE MONTHS   THREE MONTHS
                                                      ENDED         ENDED
                                                    MARCH 31,     MARCH 31,
                                                      2004           2003
                                                   ---------      ---------
                                                    (AMOUNTS IN THOUSANDS)

Net income as reported                             $   4,161      $   6,748
Less:  Total stock-based employee
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                (39)           (39)
                                                   ---------      ---------
                                                   $   4,122      $   6,709
                                                   =========      =========

Earnings per share from continuing operations:

Basic as reported                                  $    0.37      $    0.62
Basic pro forma                                    $    0.37      $    0.62

Diluted as reported                                $    0.37      $    0.62
Diluted pro forma                                  $    0.36      $    0.61


At the annual shareholder meeting in April 2004, a new Omnibus Stock Option Plan was approved. The options and shares of this new plan will be used in conjunction with retention, recruitment and hiring of employees. The maximum number of grants and awards under this Plan was limited to 200,000 shares.

NOTE 2. DIVESTITURES

On April 27, 2004, the Company announced the proposed sale of the mortgage subsidiary reflecting the Company's strategic plans for exiting the mortgage banking business which will allow greater focus on the Company's core community banking business. The proposed transaction involves a sale of 100% of the stock of UFM to certain members of UFM's present management. Although completion of the transaction remains subject to the execution of a definitive agreement and satisfaction of the conditions which will be set forth therein, the proposed sale did result in a charge to net income of $651,000 in the first quarter of 2004. The parties anticipate that the proposed sale of the mortgage subsidiary will close by June 30, 2004.

NOTE 3. MERGERS AND ACQUISITIONS

After the close of business on March 31, 2004, the Company acquired PCB Bancorp, Inc., a Tennessee-chartered bank holding company ("PCB Bancorp") headquartered in Johnson City, Tennessee. PCB Bancorp has six full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. At acquisition, PCB Bancorp, had total assets of $171 million, total loans of $128 million and total deposits of $150 million, which will be included in the Company's financial statements beginning with the second quarter of 2004.

Under the terms of the merger agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp merger, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into First Community Bank, N.A., a wholly-owned subsidiary of First Community Bancshares, Inc (the "Bank").

On June 6, 2003, the Company acquired The CommonWealth Bank, a Virginia-chartered commercial bank ("CommonWealth"). CommonWealth's four branch facilities located in the Richmond, Virginia metro area were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of $136.5 million in assets, including $120.0 million in loans and added an additional $105.0 million in deposits to the Bank. As a result of the purchase price allocation, approximately $14.1 million excess of purchase price over the fair market value of the net assets acquired and identified intangibles was recorded as goodwill.

In the second and third quarters of 2003, the Company opened three de novo branches in Winston-Salem, North Carolina. The Company does not anticipate that these branches will be profitable until market development has proven successful and adequate loan balances and corresponding loan revenue are established to support the added facilities, infrastructure and other operating costs of these branches. The Company also opened two additional loan production offices during the first quarter of 2004 in Mount Airy and Charlotte, North Carolina.

In January 2003, the Bank completed the acquisition of Stone Capital, based in Beckley, West Virginia. This acquisition expanded the Bank's operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. Stone Capital at December 31, 2003 had total assets of $59 million under management and continues to operate under its name. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represented 50% of the total consideration. In 2003, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and another 2,541 shares were paid to the original shareholders subsequent to December 31, 2003. The balance of the remaining consideration ($175,000) is payable over the next two years in the form of Company common stock, subject to the achievement of minimum requirements set forth in the acquisition agreement.

NOTE 4. BORROWINGS

Federal Home Loan Bank ("FHLB") borrowings and other indebtedness are comprised of $136.3 million in convertible and callable advances and $8.3 million of noncallable term advances from the FHLB of Atlanta. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance.

The following schedule details the contractual terms of outstanding FHLB advances, rates and corresponding final maturities at March 31, 2004. Not included in the table are the fair value adjustments related to debt obligations acquired in the CommonWealth Bank acquisition. The unamortized premium of approximately $180,000 which is being amortized to interest expense over the anticipated life of the borrowings reflecting an adjustment to the effective rate paid.

                                              ADVANCE         RATE     MATURITY    NEXT CALL
                                                                                      DATE
                                      -------------------------------------------------------
                                                        (AMOUNTS IN THOUSANDS)
Callable advances:
                                              $   5,000       1.10%    03/10/06     03/10/04
                                                 25,000       0.67%    06/30/06     06/30/04
                                                  1,250       4.14%    05/02/07     05/02/05
                                                  5,000       1.41%    09/27/07     06/29/04
                                                 25,000       5.71%    03/17/10     03/17/04
                                                 25,000       6.11%    05/05/10     05/05/04
                                                 25,000       6.02%    05/05/10     05/05/04
                                                 25,000       5.47%    10/04/10     04/05/04
                                      ------------------
                                              $ 136,250
                                      ==================

Noncallable advances:                             $ 900       4.55%    11/23/05     N/A
                                                    379       5.01%    12/11/06     N/A
                                                  5,000       1.12%    01/30/07     N/A
                                                  2,000       6.27%    09/02/08     N/A
                                      ------------------
                                              $   8,279
                                      ==================

In addition to the FHLB borrowings listed in the foregoing table, the Company issued $15.0 million of trust preferred securities in September 2003 at a variable rate indexed to the 3 Month LIBOR rate + 2.95%. The securities mature on October 8, 2033 and are callable beginning October 8, 2008.

The Company's wholly owned mortgage subsidiary, United First Mortgage ("UFM"), also maintains a warehouse line of credit used to fund mortgage loan inventory with a third party which was entered into in the third quarter of 2003. The maximum line available under this credit facility is $15 million, $3.6 million of which was outstanding at March 31, 2004. This line matures August 10, 2004 and carries an interest rate of New York Prime, adjusting as the prime rate changes.

Other various debt obligations of the Company were approximately $30,000 at March 31, 2004.

NOTE 5. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is a defendant in various legal actions and asserted claims, most of which involve lending, collection and employment matters. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions, singly or in the aggregate, should not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

In November, 2003 the Company was sued by two former employees of The CommonWealth Bank, alleging among other things, violation of employment law and breach of contract, stemming from their termination. The Company and counsel believe that the lawsuit, which seeks damages of more than $180,000 in severance plus certain retirement and employee benefits and punitive damages for each of the two former employees of The CommonWealth Bank is without merit, and intends to vigorously defend this matter.

The Company conducts mortgage banking operations through UFM. The majority of loans originated by UFM are sold to larger national investors on a service released basis. Loans are sold under loan sales agreements which contain various repurchase provisions. These repurchase provisions give rise to a contingent liability for loans which could subsequently be submitted to UFM for repurchase. The principal events which could result in a repurchase obligation are i.) the discovery of fraud or material inaccuracies in a sold loan file and ii.) a default on the first payment due after a loan is sold to the investor, coupled with a ninety day delinquency in the first year of the life of the loan. Other events and variations of these events could result in a loan repurchase obligation under terms of other loan sales agreements. The volume of contingent loan repurchases, if any, is largely dependent on the quality of loan underwriting and systems employed by UFM for quality control in the production of mortgage loans. UFM may remarket these loans to alternate investors after repurchase and cure of the loans' defects. To date, loans submitted for repurchase have not been material and have not had a material adverse effect on the results of operations, financial condition or liquidity of UFM or the Company.

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

UFM is subject to net worth requirements issued by HUD. Failure to meet these minimum capital requirements can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on UFM's operations. UFM was in compliance with HUD's minimum net worth requirement at March 31, 2004. UFM's adjusted tangible net worth was $1.9 million at March 31, 2004, which exceeded the HUD requirement.

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

Financial instruments whose contract amounts represent credit risk at March 31, 2004 are commitments to extend credit (including availability of lines of credit) of $97.2 million and standby letters of credit and financial guarantees written of $9.1 million. In addition, at March 31, 2004, UFM had commitments to originate loans of $137.7 million. Of these commitments, the fallout/pullthrough model employed by UFM identified $82.6 million that are anticipated to close.

In September 2003, the Company issued, through FCBI Capital Trust, $15.0 million of trust preferred securities in a private placement. In connection with the issuance of the preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that FCBI Capital Trust has not made such payments or distributions and has the funds therefor: (i) accrued and unpaid distributions, (ii) the redemption price, and
(iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution.

NOTE 6. OTHER COMPREHENSIVE INCOME

The Company currently has one component of other comprehensive income, which is comprised of unrealized gains and losses on securities available for sale, detailed as follows:

                                                                     THREE MONTHS ENDED
                                                                   MARCH 31,    MARCH 31,
                                                                     2004         2003
                                                                   ---------    ---------
                                                                   (AMOUNTS IN THOUSANDS)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (losses) arising during the period                  $ 2,825      $(1,198)
Related income (expense) benefit                                     (1,130)         479
                                                                    -------      -------
Unrealized gains (losses) arising during the period, net of tax       1,695         (719)
Reclassification adjustment for gains realized in net
  income                                                                (11)         (10)
Tax expense of reclassification                                           4            4
                                                                    -------      -------
Other comprehensive gain (loss)                                       1,688         (725)
Beginning accumulated other comprehensive gain                        4,978        6,761
                                                                    -------      -------
Ending accumulated other comprehensive income                       $ 6,666      $ 6,036
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

                                                                   THREE MONTHS ENDED MARCH 31, 2004
                                               -------------------------------------------------------------------------
                                                                        (AMOUNTS IN THOUSANDS)
                                               COMMUNITY      MORTGAGE
                                                 BANKING       BANKING          PARENT       ELIMINATIONS       TOTAL
                                               ----------     ----------      ----------     ------------     ----------
NET INTEREST INCOME (LOSS)                     $   16,199     $       48      $     (119)     $      (96)     $   16,032
PROVISION FOR LOAN LOSSES                             532              -               -               -             532
                                               ----------     ----------      ----------      ----------      ----------
NET INTEREST INCOME (LOSS) AFTER PROVISION
  FOR LOAN LOSSES                                  15,667             48            (119)            (96)         15,500
OTHER INCOME                                        3,434            507               -            (191)          3,750
OTHER EXPENSES                                     11,055          2,446             142            (287)         13,356
                                               ----------     ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                   8,046         (1,891)           (261)              -           5,894
INCOME TAX EXPENSE (BENEFIT)                        2,334           (450)           (151)              -           1,733
                                               ----------     ----------      ----------      ----------      ----------
NET INCOME (LOSS)                              $    5,712     $   (1,441)     $     (110)     $        -      $    4,161
                                               ==========     ==========      ==========      ==========      ==========

AVERAGE ASSETS                                 $1,666,330     $   19,466      $  193,354      $ (205,565)     $1,673,585
                                               ==========     ==========      ==========      ==========      ==========

TOTAL ASSETS                                   $1,686,955     $   32,275      $  194,016      $ (218,786)     $1,694,460
                                               ==========     ==========      ==========      ==========      ==========

                                                             THREE MONTHS ENDED MARCH 31, 2003
                                        ------------------------------------------------------------------------
                                                                   (AMOUNTS IN THOUSANDS)
                                         COMMUNITY      MORTGAGE
                                          BANKING        BANKING        PARENT       ELIMINATIONS       TOTAL
                                        ----------     ----------     ----------     ------------     ----------
NET INTEREST INCOME                     $   15,011     $      124     $       55      $      (10)     $   15,180
PROVISION FOR LOAN LOSSES                      589              -              -               -             589
                                        ----------     ----------     ----------      ----------      ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                           14,422            124             55             (10)         14,591
OTHER INCOME                                 3,237          2,964             (4)           (166)          6,031
OTHER EXPENSES                               8,645          2,387            275            (176)         11,131
                                        ----------     ----------     ----------      ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES            9,014            701           (224)              -           9,491
INCOME TAX EXPENSE (BENEFIT)                 2,600            273           (130)              -           2,743
                                        ----------     ----------     ----------      ----------      ----------
NET INCOME (LOSS)                       $    6,414     $      428     $      (94)     $        -      $    6,748
                                        ==========     ==========     ==========      ==========      ==========

AVERAGE ASSETS                          $1,510,362     $   55,642     $  154,576      $ (205,680)     $1,514,900
                                        ==========     ==========     ==========      ==========      ==========

TOTAL ASSETS                            $1,523,133     $   57,392     $  155,093      $ (206,508)     $1,529,110
                                        ==========     ==========     ==========      ==========      ==========

NOTE 8.  RECENT ACCOUNTING DEVELOPMENTS

On March 9, 2004, the SEC issued SAB 105, "Application of Accounting Principles to Loan Commitments" to inform registrants of the Staff's view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Though the Company sells its loans on a servicing released basis, the Company adopted the provisions of SAB 105 on January 1, 2004 and this had the impact of reducing the fair value of such instruments by $252,000.

In December 2003, the AICPA issued Statement of Position ("SOP") 03-3 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This statement, which is effective for loans acquired in fiscal years beginning after December 15, 2004, addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This standard will require a fair value measure of loans acquired and as such no corresponding loss reserve will be permitted on all loans acquired in a transfer that are within the scope of SOP 03-3. The impact of the Standard is prospective and will require new recognition and measurement techniques upon adoption.

In May 2003 the FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which established standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 subject to certain deferrals and modifications announced in February 2004. The adoption of this standard did not materially impact the financial statements of the Company.

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

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. At March 31, 2004, $15 million in trust preferred securities issued by FCBI Capital Trust were outstanding that are treated as Tier 1 capital for bank regulatory purposes. If FCBI's outstanding trust preferred securities at March 31, 2004 were not treated as Tier 1 capital at that date, FCBI's Tier 1 leverage capital ratio would have declined from 8.98% to 8.071%, its Tier 1 risk-based capital ratio would have declined from 13.41% to 12.06%, and its total risk-based capital ratio would have declined from 14.71% to 13.35% as of March 31, 2004. These reduced capital ratios would continue to meet the applicable "well capitalized" Federal Reserve capital requirements. On May 6, 2004, the Federal Reserve released for comment its position stating that trust preferred securities will continue to be included in Tier 1 Capital up to 25% of capital less goodwill.

NOTE 9. EARNINGS PER SHARE

The following schedule details earnings and shares used in computing basic and diluted earnings per share for the three months ended March 31, 2004 and 2003.

                                                  FOR THE THREE MONTHS ENDED
                                                  MARCH 31,       MARCH 31,
                                                    2004            2003
                                                 -----------     -----------

Basic:
Net income (in thousands)                        $     4,161     $     6,748
Weighted average shares outstanding               11,245,465      10,857,307
Earnings per share                               $      0.37     $      0.62

Diluted:
Net income (in thousands)                        $     4,161     $     6,748
Weighted average shares outstanding               11,245,465      10,857,307
Dilutive shares for stock options                     97,786          51,676
Contingently issuable shares for acquisition           4,497           4,498
Weighted average dilutive shares outstanding      11,347,748      10,913,481
Earnings per share-dilutive                      $      0.37     $      0.62


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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
First Community Bancshares, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of March 31, 2004, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein) and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Ernst & Young LLP


May 4, 2004

FIRST COMMUNITY BANCSHARES, INC.
PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations. This discussion and analysis should be read in conjunction with the 2003 Annual Report to Shareholders on Form 10-K and the other financial information included in this report.

The Company is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.7 billion at March 31, 2004. Through the Bank, FCBI provides financial and trust and investment advisory services to individuals and commercial customers through 51 full-service banking locations in West Virginia, Virginia and North Carolina as well as investment advisory services through Stone Capital, with offices in Beckley and Bluefield, West Virginia.

At March 31, 2004, the Company also engaged in mortgage brokerage and origination through a wholly-owned subsidiary of the Bank, UFM, which has 8 offices throughout Virginia and North Carolina. However, as mentioned in this report, the Company's plans are to exit the mortgage brokerage and origination business. The Company has entered into a letter of intent with certain present executive officers of UFM and hopes to close the transaction in the second quarter of 2004, subject to execution of a definitive agreement and satisfaction of the conditions which will be set forth therein.

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

As more fully described in the Notes to the Consolidated Financial Statements and in the discussion included in the Allowance for Loan Losses section of Management's Discussion and Analysis, the Company determines the allowance for loan losses by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management's judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by the Company's credit administration department to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

LOANS HELD FOR SALE, DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: UFM provides a distribution outlet for the sale of loans produced by UFM's wholesale and retail operations. It originates residential mortgage loans through its production offices located in Eastern Virginia and sells the majority of its loans through pooled commitments to national investors on a servicing released basis. In addition, UFM acquires loans from a network of wholesale brokers for subsequent resale to these national investors. UFM originates all loans with the positive intent to sell. Loans held for sale are stated at the lower of cost or market ("LOCOM"). The LOCOM analysis on pools of homogeneous loans is applied on a net aggregate basis. Interest income with respect to loans held for sale is accrued on the principal amount outstanding. LOCOM valuation techniques applicable to loans held for sale are based on estimated market price indications for similar loans. Pricing estimates are established by participating mortgage purchasers and prevailing economic conditions. The majority of the loans held for sale have established market pricing indications. The loans held for sale portfolio at March 31, 2004 was $28.7 million compared to $18.2 million at December 31, 2003.

Risks associated with this lending function include interest rate risk, which is mitigated through the utilization of financial instruments (commonly referred to as derivatives) to assist in offsetting the effect of changing interest rates. The Company accounts for these instruments in accordance with FASB Statement No. 133, as amended "Accounting for Derivative Instruments and Hedging Activity." This Statement established accounting and reporting standards for derivative instruments and for hedging activities. UFM uses forward mortgage contracts and options (short position sales and options) to manage interest rate risk in the pipeline of loans and interest rate lock commitments ("RLCs") from the point of the loan commitment to the subsequent allocation and delivery to outside investors. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments and options are placed with counter-parties to attempt to counter the effect of changing interest rates. The options and forward commitments to sell securities are considered to be derivatives and, as such, are recorded on the consolidated balance sheets at fair value. The changes in the fair value of derivatives are reflected in the consolidated statements of income as gain or loss.

The fair value of the RLCs is based on prevailing interest rates, and the assumed probability of closing (pull-through). The assumption of a given pull-through percentage also enters into the determination of the volume of derivative contracts. Pull-through assumptions are continually monitored for changes in the interest rate environment and characteristics of the pool of RLCs. Differences between pull-through assumptions and actual pull-through could result in a mismatch in the volume of security contracts corresponding to RLCs and lead to volatility in profit margins on the loan products ultimately delivered. As more fully described in Note 8, to the Notes to Consolidated Financial Statements under Recent Accounting Developments, effective January 1, 2004, the Company adopted the valuation techniques used to measure loan commitments in a recent guidance issued by the SEC in Staff Accounting Bulletin ("SAB") 105. SAB 105 indicates that the value of internally generated loans has little or no value at inception separate from the servicing intangible that is created upon subsequent sale of the loan. Management applied SAB 105 in the first quarter of 2004 through the elimination of the servicing component of the sales price for the RLC valuation, which had a negative impact of $252,000 on the market value of the commitments outstanding.

The valuation of RLCs is considered critical because of the impact of borrower behavior and the impact that this behavior pattern will have on the pull-through ratio during times of significant rate volatility. Customer behavior is modeled by a mathematical tool based upon historical pull-through experience; however, substantial volatility can be experienced, as has been the case over the last year, as a result of the general movement in mortgage rates. As a result, pull-through has varied significantly over this time period. While customer behavior is difficult to model, the mathematical tool utilized by UFM incorporates volatility derived from market data in an attempt to anticipate borrower reaction to market rate movements and the corresponding desired security coverage.

At March 31, 2004, UFM held an investment in forward mortgage contracts with a notional value of $80.0 million and mortgage-backed security put options totaling $3.0 million. These instruments are collectively referred to as hedging instruments or securities. These contracts hedge interest rate risk associated with RLCs and closed loans not allocated to a forward commitment of $89.1 million. At March 31, 2004, the fair value of the securities was a liability of $194,000, which represents a $22,000 decrease in the fair value of the liability since December 31, 2003. The fair value of the RLCs at March 31, 2004 declined from the fair value at December 31, 2003.

For the three months ended March 31, 2004, the Company incurred $695,000 in the cost of forward mortgage derivative contracts to originate and sell $111.4 million in loans, compared to the first three months of the prior year in which $223.2 million in loans were originated for sale with underlying forward mortgage contracts that cost $2.5 million. The lower cost of forward mortgage contracts between the two periods is reflective of the volatility of the pricing of these types of contracts during times of significant interest rate volatility. Although the pricing of the contracts was favorable to the Company in the current period, UFM's pricing and margin on loans sold were substantially less favorable as a result of the market pricing dynamics and significant competitive forces. The significant decrease in hedging cost as well as the market price of loans sold, demonstrate the potential volatility to earnings and the sensitivity to pull-through assumptions. The cost of these derivative contracts is included as a component of mortgage banking income in the consolidated statements of income, which represents the net revenues associated with the origination, holding and sale of mortgage loans.


RECENT ACQUISITIONS AND BRANCHING ACTIVITY

The Company acquired PCB Bancorp, Inc., a Tennessee-chartered bank holding company ("PCB Bancorp") after the close of business on March 31, 2004. PCB Bancorp has six full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. PCB Bancorp had total assets of $171 million, loans of $128 million and total deposits of $150 million as of the date of the merger. The assets, liabilities and results of operations will be included in the Company's financial statements beginning with the second quarter 2004.

Under the terms of the merger agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp merger, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into First Community Bank, N.A, a wholly-owned subsidiary of the Company.

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

In the second and third quarters of 2003, the Company opened three de novo branches in Winston-Salem, North Carolina. The Company does not anticipate that these branches will be profitable until market development has proven successful and adequate loan balances and corresponding loan revenue are established to support the added facilities, infrastructure and other operating costs of these branches.

As part of the Company's planned expansion into the Central Piedmont area of North Carolina, the Company also opened two loan production offices in Charlotte and Mount Airy, North Carolina in February 2004.

In January 2003, the Bank completed the acquisition of Stone Capital, based in Beckley, West Virginia. This acquisition expanded the Bank's operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. Stone Capital at March 31, 2004 had total assets of $61 million under management and continues to operate under its name. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. In 2003, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and another 2,541 shares were paid to the original shareholders subsequent to December 31, 2003. The balance of the remaining consideration ($175,000) is payable over the next two years in the form of Company common stock, subject to the achievement of minimum revenue requirements set forth in the acquisition agreement.


RESULTS OF OPERATIONS

GENERAL

Net income for the first quarter of 2004 totaled $4.2 million as compared with $6.7 million in the first quarter of 2003. Basic and diluted earnings per share for the first quarter were $0.37, down from $0.62 in the first quarter of 2003. When comparing the first quarter 2004 earnings with that of 2003, the reduction in the Company's earnings was largely attributable to a $1.9 million decline in net income from the mortgage-banking segment. Reduced loan production and margins in the segment, combined with an impairment charge of $651,000, produced the decline in mortgage banking net income. The community-banking segment reported segment net income of $5.7 million, which represents a decrease from the community banking segment net income of $6.4 million in the first quarter of 2003. The decrease is attributed, in part, to increased overhead and operating expense relative to the development and growth of the Company into new markets.

The mortgage banking segment losses led the Board to pursue alternative strategies including the exit of the mortgage banking business. In the first quarter, the Company entered into negotiations with certain present executive officers of UFM which led to a letter of intent for the sale of the mortgage subsidiary being signed April 16, 2004. As a result, in the first quarter 2004, the aforementioned $651,000 impairment loss related to the planned disposal of that subsidiary was recorded. Plans are to close this transaction in the second quarter of 2004, subject to execution of a definitive agreement and the satisfaction of the conditions set forth therein.

NET INTEREST INCOME (SEE TABLE I)

Net interest income, the largest contributor to earnings, was $16.0 million for the three months ended March 31, 2004 compared to $15.2 million for the corresponding period in 2003. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. As indicated in Table I, tax equivalent net interest income totaled $16.9 million for the three months ended March 31, 2004, an increase of $0.8 million from the $16.1 million reported in the first three months of 2003. This $0.8 million increase was based on a $6.6 million increase in volume as earning assets were added to the portfolio at declining replacement rates, which was partially offset by a $5.8 million reduction due to rate changes on the underlying assets as asset yields fell in the declining rate environment. Management was able to help counter the effect of the declining asset yield through aggressive management of deposit rates. Average earning assets increased $134.4 million while interest-bearing liabilities increased $109.6 million. As indicated in Table I, the yield on average earning assets decreased 68 basis points from 6.76% for the three months ended March 31, 2003 to 6.08% for the three months ended March 31, 2004. However, this decrease was largely offset by a 52 basis point decline in the cost of funds during the same period leaving the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) lower at 4.10% compared to 4.24% the same period last year. The Company's tax equivalent net interest margin of 4.41% for the three months ended March 31, 2004 decreased 23 basis points from 4.64% in 2003.

The largest contributor to the decrease in the yield on average earning assets in 2004, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 78 basis points from the prior year to 6.79%, as loans repriced downward in response to the declining rate environment while the average balance increased $109.5 million. The decline in asset yield is attributable to the current interest rate environment which creates refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, asset yields have declined in response to rate cuts and drops in the prime loan rate which began in 2001 and remain at a level not seen since 1959.

The balance of average loans held for sale decreased by $34.5 million while the yield increased 25 basis points to 5.40%. The yield on loans held for sale is much more sensitive to interest rate change since these loans are only held for 30 to 60 days and are replenished with new loan volume at the then prevailing rates. The change in rate on this pool of loans is reflective of the volatility experienced in mortgage rates and the underlying mortgage-backed securities into which they are delivered.

During the three months ended March 31, 2004, the taxable equivalent yield on securities available for sale decreased 64 basis points to 4.79% while the average balance increased by $60.3 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as the refinancing opportunity presents itself. Although the total portfolio grew by $60.3 million from March 31, 2003, the relative rate on securities acquired since that time has declined substantially. The increasing average security balance is the result of continued reinvestment of available funds largely created by higher average deposit levels. The first quarter 2004 average balance of investment securities held to maturity decreased by $3.0 million to $37.6 million while the yield decreased 40 basis points to 7.65% compared to the first quarter 2003.

Compared to the first three months of 2003, average interest-bearing balances with banks of $63.2 million increased $4.6 million while the yield decreased 18 basis points to 1.27%. This average balance increase was largely the result of funds received from new deposit growth in existing markets and deposits obtained in the acquisition of CommonWealth in the second quarter of 2003 as well as the continued cash flow roll-off experience in the loan and investment portfolio.

The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities decreased by 52 basis points from 2.51% for the three months ended March 31, 2003 to 1.99% for the same period of 2004 while the average volume increased $109.6 million. Active deposit liability pricing management is performed weekly.

When comparing the three months ended March 31, 2004 to the corresponding period of the prior year, the 2004 average balance of FHLB and other short-term convertible and callable borrowings increased by $45.8 million in 2004 to $145.8 million while the rate decreased 151 basis points to 4.39%, the result of additional FHLB borrowings (at lower rates) in addition to balances acquired with the CommonWealth Bank acquisition. The average balance of all other borrowings increased $7 million for the first three months of 2004 vs. 2003 as a result of the issuance of $15 million in trust preferred securities and the repayment of an $8 million FHLB advance while the rate paid decreased 106 basis points.

Average fed funds and repurchase agreements increased $3.1 million at March 31, 2004, while the average rate decreased 67 basis points compared to the same period in 2003. In addition, the average balances of interest-bearing demand and savings deposits increased $34.6 and $11.5 million, respectively, for the first quarter 2004 while the corresponding average rate paid on these deposit categories declined 18 and 21 basis points, respectively. Average time deposits increased $7.7 million while the average rate paid decreased 65 basis points from 3.14% in 2003 to 2.49% in 2004. The level of average non-interest-bearing demand deposits increased $28.6 million to $186.1 million at March 31, 2004 compared to the corresponding period of the prior year. Average interest bearing deposits and non-interest bearing demand deposits for the former CommonWealth Bank branches totaled $60 million and $23.3 million at March 31, 2004.

TABLE I                                               AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
                                                                      (DOLLARS IN THOUSANDS)
                                                      THREE MONTHS ENDED                   THREE MONTHS ENDED
                                                        MARCH 31, 2004                       MARCH 31, 2003
                                                AVERAGE     INTEREST    YIELD/RATE     AVERAGE   INTEREST  YIELD/RATE
                                                BALANCE       (1)           (1)        BALANCE      (1)        (1)
                                              ----------------------- ------------------------------------ -----------
Earning Assets:
Loans (2):
Held for Sale                                  $    15,110   $   203        5.40%    $   49,560   $   629       5.15%
Held for Investment:
  Taxable                                        1,011,752    17,084        6.79%       900,732    16,814       7.57%
  Tax-Exempt                                         4,557        70        6.18%         6,124       120       7.95%
                                              ----------------------- ------------------------------------ -----------
     Total                                       1,016,309    17,154        6.79%       906,856    16,934       7.57%
Allowance for Loan Losses                          (14,728)                             (14,331)
                                              -----------------------             ------------------------
  Net Total                                      1,001,581    17,154                    892,525    16,934
Securities Available for  Sale:
  Taxable                                          323,887     3,265        4.05%       271,864     3,135       4.68%
  Tax-Exempt                                       101,718     1,806        7.14%        93,464     1,753       7.61%
                                              ----------------------- ------------------------------------ -----------
  Total                                            425,605     5,071        4.79%       365,328     4,888       5.43%
Securities Held to Maturity:
  Taxable                                              495         5        4.06%           657        10       6.17%
  Tax-Exempt                                        37,146       711        7.69%        39,959       797       8.09%
                                              ----------------------- ------------------------------------ -----------
  Total                                             37,641       716        7.65%        40,616       807       8.05%
Interest Bearing Deposits                           63,220       199        1.27%        58,627       209       1.45%
Fed Funds Sold                                           -         -        0.00%         2,093         6       1.16%
                                              ----------------------- ------------------------------------ -----------
  Total Earning Assets                           1,543,157    23,343        6.08%     1,408,749    23,473       6.76%
Other Assets                                       130,428                              106,151
                                              -------------                       --------------
  Total                                        $ 1,673,585                           $1,514,900
                                              =============                       ==============
Interest-Bearing  Liabilities:
Demand Deposits                                $   238,163     $ 326        0.55%    $  203,547   $   365       0.73%
Savings Deposits                                   192,636       239        0.50%       181,175       317       0.71%
Time Deposits                                      606,177     3,750        2.49%       598,520     4,634       3.14%
                                              ----------------------- ------------------------------------ -----------
  Total Deposits                                 1,036,976     4,315        1.67%       983,242     5,316       2.19%
Fed Funds Purchased & Repurchase
  Agreements                                        97,316       292        1.21%        94,251       438       1.88%
FHLB Convertible and Callable Advances             145,787     1,591        4.39%       100,000     1,456       5.90%
Other Borrowings                                    17,033       208        4.91%        10,048       148       5.97%
                                              ----------------------- ------------------------------------ -----------
  Total Interest-bearing liabilities             1,297,112     6,406        1.99%     1,187,541     7,358       2.51%
Demand Deposits                                    186,056                              157,504
Other Liabilities                                   12,380                               14,633
Stockholders' Equity                               178,037                              155,222
                                              -------------                       --------------
  Total                                        $ 1,673,585                           $1,514,900
                                              =============                       ==============
Net Interest Income, tax equivalent                          $16,937                              $16,115
                                                           ==========                           ==========
Net Interest Rate Spread (3)                                                4.10%                               4.24%
                                                                      ============                         ===========
Net Interest Margin (4)                                                     4.41%                               4.64%
                                                                      ============                         ===========



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

The allowance for loan losses was $14.5 million on March 31, 2004, compared to $14.6 million at December 31, 2003 and $13.8 million on March 31, 2003. The allowance for loan losses represents 405% of non-performing loans at March 31, 2004, versus 488.6% and 343% at December 31, 2003 and March 31, 2003,
respectively. When other real estate is combined with non-performing loans, the allowance equals 236% of non-performing assets at March 31, 2003 versus 288% and 210% at December 31, 2003 and March 31, 2003, respectively. The increase in the allowance since March 2003 is primarily attributable to the acquisition of CommonWealth Bank and the application of risk factors specific to this portfolio. The allowance attributable to the CommonWealth Bank portfolio at the date of acquisition was $1.6 million.

FCBI's allowance for loan loss activity for the three month periods ended March 31, 2004 and 2003 are as follows:

                                            FOR THE THREE MONTHS ENDED
                                                     MARCH 31,
                                             2004                 2003
                                           --------             --------
                                               (DOLLARS IN THOUSANDS)

Beginning balance                          $ 14,624             $ 14,410
Provision                                       532                  589
Charge-offs                                    (911)              (1,668)
Recoveries                                      291                  451
                                           --------             --------
Ending Balance                             $ 14,536             $ 13,782
                                           ========             ========

Based on the allowance for loan losses of approximately $14.5 million, $14.6 million and $13.8 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively, the allowance to loans held for investment ratio was 1.43 at both March 31, 2004 and December 31, 2003 vs. 1.54 for March 31, 2003. Management considers the allowance adequate based upon its analysis of the portfolio as of March 31, 2004.

The provision for loan losses for the three month period ended March 31, 2004 decreased slightly to $532,000 when compared to the three month period ending March 31, 2003 at $589,000. The decrease is largely attributable to improving asset quality and loan loss history, changes in risk factors assigned and a decline in volume within certain portfolio segments. Net charge-offs for the first three months of 2004 and the corresponding period of 2003 were $620,000 and $1.2 million, respectively. Expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.13% for the three month period of 2003 to 0.06% for the same period of 2004. The decrease in net charge-offs is primarily attributable to an approximate $1 million charge-off that occurred during the first quarter 2003.


NON-INTEREST INCOME

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income decreased approximately $2.3 million, or 37.8%, from $6.0 million for the three months ended March 31, 2003 to $3.8 million for the corresponding period in 2004. While service charges on deposit accounts and other service charges, commissions and fees reflected gains of 7.6% and 9%, respectively, the non-interest income category decreased because of the decrease of $2.5 million in mortgage banking income.

Non-interest income in the mortgage banking subsidiary, UFM, declined from $3.0 million in 2003 to $507,000 in 2004. The end of unprecedented refinance activity in the latter half of 2003, coupled with rate volatility and changes in price expectations by national investors who buy these loans and brokers who provide wholesale production, as well as the impact of SAB 105, caused a decline in the fair value of the mortgage pipeline, related securities and mortgage earnings.

The following table details the components of UFM's mortgage banking income included in non-interest income for the periods ended March 31.

MORTGAGE BANKING INCOME Loan Sales and Settlement Component:

                                                                       MARCH 31,
                                                                   2004        2003
                                                                ---------    --------
                                                                (AMOUNTS IN THOUSANDS)
   Other Service Charges, Commissions & Fees                     $   131      $   360
   Gain on Sale of Loans                                             952        4,752
   Fee Income                                                        334          620
   Loss on Derivatives Settled                                      (637)      (2,520)
   Option Expense                                                    (58)           -
                                                                 -------      -------
                                                                     722        3,212
Mark-to-Market Component:
   Mark to Market Losses on Loan Commitments(1)                     (238)        (578)
   Mark to Market on Securities                                       23          330
                                                                 -------      -------
                                                                    (215)        (248)
                                                                 -------      -------
   TOTAL MORTGAGE BANKING INCOME                                 $   507      $ 2,964
                                                                 =======      =======

                                                                       MARCH 31,
                                                                   2004        2003
                                                                ---------    --------
                                                                (AMOUNTS IN THOUSANDS)
Interest Rate Lock Commitments:
   Notional Value                                                $82,609      $85,536
   Fair Value(1)                                                      60        1,805
Securities:
   Notional Value                                                 83,000       80,000
   Fair Value                                                       (194)        (375)

(1) Reflects the adoption of SAB 105, effective January 1, 2004.

At March 31, 2004, UFM held an investment in forward mortgage contracts with a notional value of $80 million and mortgage-backed security put options totaling $3 million. These contracts are used in an attempt to hedge interest rate risk associated with RLCs and closed loans not allocated to a forward commitment of $89.1 million. At March 31, 2004, the fair value of the securities was a liability of $194,000, which represents a $22,000 reduction in the fair value of the liability since December 31, 2003. In addition, the fair value of the RLCs at March 31, 2004 was recorded in accordance with recent guidance issued by the SEC under SAB 105 was recorded as $60,000. The market valuation of RLCs at March 31, 2004 assumes a 63.81% RLC pull-through. If actual pull-through in succeeding months proves to be more or less than 63.81%, the full market value of RLCs may or may not be realized and/or the valuation of RLCs may change.

For the period ended March 31, 2004, the Company incurred $695,000 in the cost of forward mortgage derivative contracts and options to originate and sell $111.4 million in loans compared to the prior year in which $223.2 million in loans were originated for sale with underlying forward mortgage contracts that cost $2.5 million. The cost of forward mortgage contracts between the two periods is reflective of the volatility of the pricing of these types of contracts during times of significant interest rate volatility. Although the pricing of the contracts was favorable to the Company in the current year, UFM's pricing and margin on loans sold were substantially less favorable as a result of the market pricing dynamics and significant competitive forces. The significant decrease in hedging cost, as well as the market price of loans sold, demonstrates the potential volatility to earnings and the sensitivity to pull-through assumptions. The cost of these derivative contracts is included as a component of mortgage banking income in the consolidated statements of income, which represents the net revenues associated with the origination, holding and sale of mortgage loans.

NON-INTEREST EXPENSE

Non-interest expense totaled $13.4 million for 2004, increasing $2.2 million, or 20% over the first quarter of 2003. This increase is primarily attributable to an $880,000 increase in salaries and benefits as a result of the addition of CommonWealth Bank in June 2003 ($431,000), the salaries and benefits associated with three North Carolina de novo branches opened in 2003 as well as the opening of two new North Carolina loan production offices in the first quarter of 2004 ($255,000) as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth.

In 2004, occupancy and furniture and equipment expense increased by $245,000 compared to 2003. The general level of occupancy cost grew largely as a result of the CommonWealth Bank acquisition ($90,000) as well as increases in depreciation and insurance costs associated with new de novo branches ($51,000) and depreciation associated with a significant investment in operating equipment and technology infrastructure.

All other operating expense accounts increased $1.1 million, compared to 2003. This increase included the previously discussed $651,000 impairment charge related to the mortgage banking segment and increases in other operating expenses largely related to the additional costs and other operating expenses associated with the opening of three new branches in Winston-Salem and two loan production offices in Charlotte and Mount Airy, North Carolina, the acquisition of The CommonWealth Bank in Richmond, Virginia.

INCOME TAX

The effective income tax rate continues to benefit from the utilization of tax-exempt municipal securities. Municipal securities, which have offered an attractive tax equivalent yield, have assisted in countering the effect of the declining interest rate environment. The Company's effective tax rate was 29.4% for the three months ended March 31, 2004 and 28.9% for the three months ended March 31, 2003.


FINANCIAL POSITION


SECURITIES

Securities held to maturity totaled $37.4 million at March 31, 2004, a slight decrease of $595,000 from December 31, 2003, the result of paydowns, maturities and calls within the portfolio during the first three months of 2004. The market value of investment securities held to maturity was 105.9% and 105.4% of book value at March 31, 2004 and December 31, 2003, respectively. Recent trends in interest rates have had little effect on the underlying market value since December 31, 2003.
Securities available for sale were $443.8 million at March 31, 2004 compared to $444.5 million at December 31, 2003, a decrease of $647,000. This change reflects the purchase of $43.4 million in securities, $46.4 million in maturities and calls, and a market value increase of approximately $2.8 million, along with the continuation of larger pay-downs on mortgage-backed securities and collateralized mortgage obligations triggered by the low interest rate environment. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the stockholders' equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gains after taxes of $6.7 million at March 31, 2004, represent an increase of $1.7 million from the $5.0 million gain at December 31, 2003 due to market value increases in the first three months of 2004.

Although substantial investment has been made in the available for sale security portfolio, the Company has attempted to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce the sensitivity of the bonds price to changes in interest rates and lessen interest rate risk. The longer the duration, the greater the impact of changing market rates for similar instruments. At March 31, 2004, the average estimated life of the investment portfolio was 4.6 years (reflective of currently anticipated prepayments). This compares to 4.2 years at December 31, 2003. The approximate 4 month increase in average duration reflects the substantial amount of portfolio replacement over the last twelve months and investment in longer-term municipal securities.

LOAN PORTFOLIO

LOANS HELD FOR SALE: The relative size of the portfolio of loans originated by the Company's mortgage brokerage division, UFM, and held for sale, was impacted significantly by the refinancing activity that occurred during 2003 and continues into 2004 as a result of the low interest rate environment. Loans held for sale fluctuate on a daily basis reflecting retail originations, wholesale purchases and sales to investors. At March 31, 2004, loans held for sale were $28.7 million compared to $18.2 million at December 31, 2003. Average loans held for sale (which is a better indicator of volume maintained) for the first quarter 2004, was down by 17%, when comparing the first quarter 2004 average of $15.1 million to the trailing quarter average of $18.2 million and down 70% compared to the first quarter 2003 average of $49.6 million.

LOANS HELD FOR INVESTMENT: Total loans held for investment decreased $6.4 million to $1.02 billion at March 31, 2004 because of several large payoffs, but increased $122.6 million compared to March 31, 2003 as a result of the CommonWealth Bank acquisition. Considering a $17.1 million increase in deposits along with the decrease in loans during the first three months of 2004, the loan to deposit ratio decreased slightly at March 31, 2004 compared to the December 31, 2003 level. The loan to deposit ratio, using only loans held for investment (excluding loans held for sale), was 82.1% on March 31, 2004, 83.7% on December 31, 2003 and 77.8% on March 31, 2003. Intense competition for loans in the face of low interest rates and what appears to be slower loan demand continue to impact this measure of loan production. Resulting liquidity during the period has been reinvested in the available for sale securities portfolio.

2004 first quarter average loans held for investment of $1.02 billion decreased by $18.5 million compared to the trailing quarter 2003 average of $1.03 billion but increased $109.5 million when compared to the first quarter average of 2003. This increase compared to the first quarter 2003, was due to the CommonWealth Bank acquisition; as the branches acquired reflected approximately $120 million in average loans held for investment.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of March 31, 2004, December 31, 2003 and March 31, 2003.

                                                                LOAN PORTFOLIO OVERVIEW
                                                                 (DOLLARS IN THOUSANDS)

                                       MARCH 31, 2004               DECEMBER 31, 2003               MARCH 31, 2003
                                 -------------------------      -------------------------      -------------------------
                                   AMOUNT         PERCENT         AMOUNT        PERCENT          AMOUNT        PERCENT
                                 ----------     ----------      ----------     ----------      ----------     ----------
LOANS HELD FOR INVESTMENT:
 Commercial and Agricultural     $   63,322           6.21%     $   69,395           6.76%     $   59,724           6.66%
 Commercial Real Estate             320,032          31.39%        317,421          30.94%        270,004          30.10%
 Residential Real Estate            412,373          40.44%        421,288          41.05%        361,883          40.33%
 Construction                       106,219          10.42%         98,510           9.60%         78,576           8.76%
 Consumer                           115,631          11.34%        118,585          11.56%        126,241          14.07%
 Other                                2,252           0.22%            992           0.10%            766           0.09%
                                 ----------     ----------      ----------     ----------      ----------     ----------
 Total                           $1,019,829         100.00%     $1,026,191         100.00%     $  897,194         100.00%
                                 ==========     ==========      ==========     ==========      ==========     ==========

 LOANS HELD FOR SALE             $   28,656                     $   18,152                     $   50,753
                                 ==========                     ==========                     ==========

NON-PERFORMING ASSETS

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest and other real estate owned ("OREO"). Non-performing assets were $6.2 million at March 31, 2004, $5.1 million at December 31, 2003 and $6.6 million at March 31, 2003, or 0.6%, 0.5% and 0.7% of total loans and OREO, respectively. The following schedule details non-performing assets by category at the close of each of the last five quarters:


(IN THOUSANDS OF DOLLARS)               MARCH 31    DECEMBER 31   SEPTEMBER 30    JUNE 30       MARCH 31
                                          2004          2003          2003          2003          2003
                                         ------        ------        ------        ------        ------

Nonaccrual                               $3,588        $2,993        $2,277        $2,547        $3,997
Ninety Days Past Due and Accruing             -             -           124            86            21
Other Real Estate Owned                   2,571         2,091         2,403         2,787         2,544
                                         ------        ------        ------        ------        ------
                                         $6,159        $5,084        $4,804        $5,420        $6,562
                                         ======        ======        ======        ======        ======

Restructured loans
 performing in accordance
 with modified terms                     $  392        $  356        $  362        $  368        $  341
                                         ======        ======        ======        ======        ======

At March 31, 2004, non-accrual loans increased $595,000 from December 31, 2003, while ninety day past due and accruing loans outstanding remained at zero for both periods. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The $595,000 increase in non-accrual loans during the first quarter of 2004 is largely the result of an addition of a commercial real estate loan in the amount of $903,000, while certain non-accrual loans were paid, moved to a current status as a result of improved performance, or were liquidated through foreclosure or repossession. OREO increased $480,000 during the first quarter of 2004 from December 31, 2003 as a result of foreclosure on a commercial real estate loan previously on non-accrual, in the amount of $500,000. Other real estate owned is carried at the lesser of estimated net realizable fair market value or cost.

In addition to loans which are classified as non-performing and impaired, the Company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. Among these loans at March 31, 2004 was a loan of $12.8 million which warrants close monitoring of a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. As with other hospitality industry firms, the borrower has experienced reduced cash flow associated with declines in the level of hotel occupancy. The loan is secured by real estate improved with a national franchise hotel and parking building in a major southeast city. The loan is further secured by the guarantee of the principals of the borrowing entity. This loan, which was originated in 1999, performed according to terms until it displayed delinquency in February and March 2003 and was subsequently brought current. The loan remains current as to principal and interest at March 31, 2004. This loan does, however, represent one of the Company's largest credits and is within an industry which has suffered from declining performance in recent years.

The Company is also monitoring a $3.1 million loan to a hospitality borrower for a new property opened in 2003. The construction and opening of the hotel which secures this loan was delayed and occupancy has not reached projected levels necessary to adequately fund current debt service requirements. The loan is guaranteed by the principals and is senior to a $1.3 million loan by the SBA. The $3.1 million senior loan was 79 days delinquent on April 30, 2004. A subsequent payment brought the loan to 57 days delinquent as of the filing date of this report. The borrower has requested conversion to interest only payments for one year to allow time for stabilization of occupancy and cash flow for the property. Management does not consider this loan impaired. The Company has delayed consideration of the modification request until the principals restore the loan to current status and pending the Company's request for additional collateral. The ultimate resolution of the issues dealing with the modification is not expected to have a material adverse effect on consolidated financial statements.

There were no specific allocations of the allowance for loan losses for the $12.8 million loan; however, a $300,000 allocation was assigned to the $3.1 million loan as of March 31, 2004. These loans were appropriately considered in evaluating the adequacy of the allowance for loan losses.

DEPOSITS AND OTHER BORROWINGS

Total deposits have grown $17.1 million or 1.4% since year-end 2003. In terms of composition, non-interest-bearing deposits increased $3.2 million or 1.7% while interest-bearing deposits grew $13.9 million or 1.4% from December 31, 2003. Since March 31, 2003, non-interest bearing deposits grew $34.3 million and interest-bearing deposits grew $54.7 million, largely the result of the CommonWealth Bank acquisition in June 2003.

The Company acquired an additional $17.5 million in borrowed funds from the FHLB with the acquisition of CommonWealth Bank and borrowed an additional $25 million from the FHLB in June 2003. These increases together with a decrease due to the repayment of a line of credit used to fund mortgages held by UFM brought the Company's borrowings at March 31, 2003 to $136.3 million in convertible and callable advances and $8.3 million of noncallable term advances from the FHLB of Atlanta. For further discussion of FHLB borrowings, see Note 4 to the unaudited consolidated financial statements included in this report. In addition, FCBI issued trust preferred securities in September 2003 of $15.0 million which is also included in the total borrowings of the Company.

STOCKHOLDERS' EQUITY

Total stockholders' equity reached $178.0 million at March 31, 2004, increasing $3 million from the $175.0 million reported at December 31, 2003 through earnings of $4.2 million less dividends paid of $2.8 million, an increase in other comprehensive income of $1.7 million, increases of $87,000 due to Stone Capital payments, a $34,000 increase due to stock option exercises and a net decrease due to treasury share transactions of $161,000.

The Federal Reserve's risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2004, the Company's total risk adjusted capital-to-asset ratio was 14.71% versus

14.55% at December 31, 2003. The Company's leverage ratio at March 31, 2004 was 8.98% compared with 8.83% at December 31, 2003. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.


PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($78.6 million), investment securities available for sale ($443.8 million) and Federal Home Loan Bank credit availability of approximately $361.8 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

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

The Company's risk profile continues to reflect a position that is asset sensitive. The substantial level of prepayments and calls on loans and securities are consistent with the low rate environment that prevailed over the past year, as well as the success of deposit funding campaigns instituted have led to a strong liquidity position as reflected in the level of cash reserves and due from balances of approximately $78.6 million. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment. In addition, the mortgage operations of UFM use investments commonly referred to as "forward" transactions and "options" or derivatives to balance the risk inherent in interest rate lock commitments made to prospective borrowers. The pipeline of loans is hedged to mitigate unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The hedge transactions are used for risk mitigation and are not for trading purposes. The derivative financial instruments represented by these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income.

In addition, UFM utilizes mortgage derivative contracts as an interest rate risk management tool to hedge against exposure to changing interest rates as loan commitments are originated. A more complete discussion of loans held for sale, derivative instruments and hedging activities and the underlying impact is included within the Application of Critical Accounting Policies section of the Management's Discussion and Analysis included herein. The Company's earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report on Form 10-K for December 31, 2003.

PART I. ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-15(b). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There has not been any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In November 2003, the Company was sued by two former employees of The CommonWealth Bank, alleging among other things, violation of employment law and breach of contract, stemming from their termination. The Company and counsel believe that the lawsuit, which seeks damages of more than $180,000 plus certain retirement and employee benefits along with punitive damages for each of the two former employees of The CommonWealth Bank is without merit, and intends to vigorously defend this matter.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth purchases by the Company (on the open market) of its equity securities during the quarter ended March 31, 2004.

(c)  ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                           MAXIMUM
                                                                                           NUMBER OF
                                                                  TOTAL NUMBER OF          SHARES THAT
                                 TOTAL # OF       AVERAGE         SHARES PURCHASED         MAY YET BE
                                 SHARES           PRICE PAID      AS PART OF PUBLICLY      PURCHASED
                                 PURCHASED        PER SHARE       ANNOUNCED PLAN           UNDER THE PLAN
                                -------------    ------------    ----------------------   -----------------
 January 1-31, 2004                        -               -                   -               300,053
 February 1-29, 2004                       -               -                   -               300,053
 March 1-31, 2004                      5,000         $ 32.05               5,000               295,053
                                -------------    ------------    ----------------------
 Total                                 5,000         $ 32.05               5,000
                                =============    ============    ======================

The Company's stock repurchase plan allowing the purchase of up to 436,000 shares was announced September 18, 2001 and amended by the Board on March 18, 2003 to purchase up to 500,000 shares. The plan has no expiration date and no plans have expired during the reporting quarter. No determination has been made to terminate the plan or to stop making purchases.

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

-------------------- ------------------------------------------------------------------------------------------------
    EXHIBIT NO.                                                  EXHIBIT
-------------------- ------------------------------------------------------------------------------------------------
      2.1            Agreement and Plan of Merger dated as of January 27, 2003, and amended as of February 25,
                     2003, among First Community Bancshares, Inc.,  First Community Bank, National Association, and
                     The CommonWealth Bank.(1)
-------------------- ------------------------------------------------------------------------------------------------
      3(i)           Articles of Incorporation of First Community Bancshares, Inc., as amended.(2)
-------------------- ------------------------------------------------------------------------------------------------
      3(ii)          Bylaws of First Community Bancshares, Inc., as amended.(2)
-------------------- ------------------------------------------------------------------------------------------------
      4.1            Specimen stock certificate of First Community Bancshares, Inc.(7)
-------------------- ------------------------------------------------------------------------------------------------
      4.2            Indenture Agreement dated September 25, 2003.(13)
-------------------- ------------------------------------------------------------------------------------------------
      4.3            Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.(13)
-------------------- ------------------------------------------------------------------------------------------------
      4.4            Preferred Securities Guarantee Agreement dated September 25, 2003.(13)
-------------------- ------------------------------------------------------------------------------------------------
      10.1           First Community Bancshares, Inc. 1999 Stock Option Contracts(2) and Plan.(3)
-------------------- ------------------------------------------------------------------------------------------------
      10.1.1*        Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan
-------------------- ------------------------------------------------------------------------------------------------
      10.2           First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(4)
-------------------- ------------------------------------------------------------------------------------------------
      10.3           Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First
                     Community Bancshares, Inc. and John M. Mendez.(2)(5)
-------------------- ------------------------------------------------------------------------------------------------
      10.4           First Community Bancshares, Inc. 2000 Executive Retention Plan.(3)
-------------------- ------------------------------------------------------------------------------------------------
      10.5           First Community Bancshares, Inc. Split Dollar Plan and Agreement.(3)
-------------------- ------------------------------------------------------------------------------------------------
      10.6           First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
-------------------- ------------------------------------------------------------------------------------------------
      10.7           First Community Bancshares, Inc. Wrap Plan.(7)
-------------------- ------------------------------------------------------------------------------------------------
      10.8           Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis.(8)
-------------------- ------------------------------------------------------------------------------------------------
      10.9           Agreement and Plan of Merger dated as of December 31, 2003 among First Community Bancshares,
                     Inc., First Community Bank, National Association and PCP Bancorp.(9)
-------------------- ------------------------------------------------------------------------------------------------
      10.10          Form of Indemnification Agreement between First Community Bancshares, its Directors and
                     Certain Executive Officers.(10)
-------------------- ------------------------------------------------------------------------------------------------
      10.11          Form of Indemnification Agreement between First Community Bank, N. A., its Directors and
                     Certain Executive Officers.(10)
-------------------- ------------------------------------------------------------------------------------------------
      10.12          First Community Bancshares 2004 Omnibus Stock Option Plan.(12)
-------------------- ------------------------------------------------------------------------------------------------
      11.0           Statement regarding computation of earnings per share.(6)
-------------------- ------------------------------------------------------------------------------------------------
      12.1           Code of Ethics.(11)
-------------------- ------------------------------------------------------------------------------------------------
      15.0*          Consent of Independent Auditors.
-------------------- ------------------------------------------------------------------------------------------------
      31.1*          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
-------------------- ------------------------------------------------------------------------------------------------
      31.2*          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
-------------------- ------------------------------------------------------------------------------------------------
      32*            Certification of Chief Executive and Chief Financial Officer Section 1350
-------------------- ------------------------------------------------------------------------------------------------

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

(11) Incorporated by reference from the Annual Report Filed on Form 10-K for the period ended December 31, 2003 filed on March 26, 2004.

(12) Incorporated by reference from the 2004 First Community Bancshares Definitive Proxy filed on March 19, 2004.

(13) Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on January 27, 2004 announcing the Company's fourth quarter and year-to-date 2003 earnings.

     A report on Form 8-K was filed on March 4, 2004 announcing the declaration of the Company's first quarter dividend of $0.25 per share payable on or about March 29, 2004 to stockholders of record on March 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE:  May 7, 2004

/s/ John M. Mendez
--------------------------------------------
John M. Mendez
President  & Chief Executive Officer
(Duly Authorized Officer)


DATE:  May 7, 2004

/s/ Robert L. Schumacher
--------------------------------------------
Robert L. Schumacher
Chief Financial Officer
(Principal Accounting Officer)

                                Index to Exhibits

Exhibit No.

10.1.1    Amendement to First Community Bancshares, Inc. 1999 Stock Option Plan.
15.0      Consent of Independent Auditors
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.0      Certification of Chief Executive and Chief Financial Officer Section 1350.