Form 10-K/A
period 2003-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2004-05-19
CIK 859070

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

                         Commission File Number 0-19297

                        FIRST COMMUNITY BANCSHARES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Nevada                                55-0694814
      ---------------------------------              ----------------------
        (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)              Identification Number)


          One Community Place
          Bluefield, Virginia                               24605-0989
        -----------------------                            ------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 5, 2004.
                     Common Stock, $1 par value - 11,242,396

                                EXPLANATORY NOTE

On March 15, 2004, we filed our Annual Report on Form 10-K for the year ended December 31, 2003. Due to an edgarization error, Exhibit 23.1, Consent of Independent Accountants, was inadvertently omitted. We are filing this 10-K/A to include Exhibit 23.1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST COMMUNITY BANCSHARES, INC.

May 19, 2004                           By: /s/ John M. Mendez
                                           ------------------
                                           President and Chief Executive Officer