Form 10-Q
period 2004-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2004-08-06
CIK 859070

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:__________________ to __________________

Commission File Number: 0-19297

First Community Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	55-0694814 (I.R.S. Employer Identification No.)

One Community Place, Bluefield, Virginia 24605
(Address of principal executive offices) (Zip Code)

(276) 326-9000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [  ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes [X]       No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common Stock, $1 Par Value	11,228,357

First Community Bancshares, Inc.

FORM 10-Q

For the quarter ended June 30, 2004

     PART I. ITEM 1. Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$41,533	$37,173
Interest-bearing balances with banks	14,799	22,136

Total cash and cash equivalents	56,332	59,309
Securities available for sale (amortized cost of $432,782 at June 30, 2004; $435,912 at December 31, 2003)	429,478	444,194
Securities held to maturity (fair value of $39,629 at June 30, 2004; $40,060 at December 31, 2003)	36,209	38,020
Loans held for sale	774	424
Loans held for investment, net of unearned income	1,186,954	1,026,191
Less allowance for loan losses	16,160	14,624

Net loans held for investment	1,170,794	1,011,567
Premises and equipment	35,071	29,816
Other real estate owned	2,166	2,091
Interest receivable	8,653	8,327
Other assets	25,566	17,266
Goodwill	59,297	37,978
Other intangible assets	2,706	1,363
Assets related to discontinued operations	22,192	22,372

Total Assets	$1,849,238	$1,672,727

Liabilities
Deposits:
Noninterest-bearing	$225,241	$194,046
Interest-bearing	1,169,788	1,031,490

Total Deposits	1,395,029	1,225,536
Interest, taxes and other liabilities	11,501	11,897
Securities sold under agreements to repurchase	109,252	97,651
FHLB borrowings and other indebtedness	125,941	129,616
Junior subordinated debt related to issuance of trust preferred securities	15,000	15,000
Liabilities related to discontinued operations	21,130	17,992

Total Liabilities	1,677,853	1,497,692

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $1 par value; 15,000,000 shares authorized ; 11,451,062 and 11,442,348 issued in 2004 and 2003, and 11,215,473 and 11,242,443 outstanding in 2004 and 2003	11,451	11,442
Additional paid-in capital	108,078	108,128
Retained earnings	61,153	56,894
Treasury stock, at cost	(7,321)	(6,407)
Accumulated other comprehensive (loss) income	(1,976)	4,978

Total Stockholders’ Equity	171,385	175,035

Total Liabilities and Stockholders’ Equity	$1,849,238	$1,672,727

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Share and Per Share Data) (Unaudited)

	Six Months Ended		Three Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans held for investment	$36,242	$33,874	$19,112	$16,982
Interest on securities-taxable	6,699	6,519	3,433	3,385
Interest on securities-nontaxable	3,343	3,299	1,707	1,642
Interest on federal funds sold and deposits in banks	301	358	104	143

Total interest income	46,585	44,050	24,356	22,152

Interest Expense:
Interest on deposits	9,128	10,459	4,813	5,142
Interest on short-term borrowings	3,429	2,718	1,707	1,340
Interest on other debt	417	297	209	150

Total interest expense	12,974	13,474	6,729	6,632

Net interest income	33,611	30,576	17,627	15,520
Provision for loan losses	1,255	1,897	723	1,308

Net interest income after provision for loan losses	32,356	28,679	16,904	14,212

Noninterest Income:
Fiduciary income	930	981	512	649
Service charges on deposit accounts	4,261	3,807	2,301	1,986
Other service charges, commissions and fees	1,272	1,069	713	472
Other operating income	905	541	610	244
Gain on sale of securities	1,449	153	1,438	133

Total noninterest income	8,817	6,551	5,574	3,484

Noninterest Expense:
Salaries and employee benefits	12,775	9,466	6,662	4,784
Occupancy expense of bank premises	1,746	1,456	894	720
Furniture and equipment expense	1,373	895	747	442
Core deposit amortization	175	114	111	51
Other operating expense	7,067	5,566	3,812	2,756

Total noninterest expense	23,136	17,497	12,226	8,753

Income from continuing operations before income taxes	18,037	17,733	10,252	8,943
Income tax expense	4,849	4,969	2,666	2,499

Income from continuing operations	13,188	12,764	7,586	6,444
(Loss) income from discontinued operations before income tax	(4,265)	1,557	(2,374)	856
Income tax (benefit) expense	(952)	606	(502)	333

(Loss) income from discontinued operations	$(3,313)	$951	$(1,872)	$523

Net income	$9,875	$13,715	$5,714	$6,967

Basic earnings per common share	$0.88	$1.25	$0.51	$0.63

Diluted earnings per common share	$0.87	$1.25	$0.50	$0.63

Basic earnings per common share from continuing operations	$1.17	$1.17	$0.67	$0.59

Diluted earnings per common share from continuing operations	$1.16	$1.17	$0.67	$0.59

Weighted average basic shares outstanding	11,237,225	10,937,927	11,228,956	10,969,748

Weighted average diluted shares outstanding	11,334,096	11,021,010	11,320,415	11,084,847

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30
	2004	2003
Operating Activities:
Cash flows from operating activities:
Net income from continuing operations	$13,188	$12,764
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Provision for loan losses	1,255	1,897
Depreciation of premises and equipment	1,297	853
Core deposit amortization	175	114
Purchase price accounting accretion	(195)	(49)
Net investment amortization and accretion	1,199	1,198
Net gain on the sale of assets	(1,544)	(157)
Mortgage loans originated for sale	(11,206)	(304)
Proceeds from sale of mortgage loans	10,856	—
Decrease (increase) in interest receivable	606	(604)
Increase in other assets	(2,419)	(3,698)
(Decrease) increase in other liabilities	(1,693)	6,300

Net cash provided by operating activities from continuing operations	11,519	18,314

Investing Activities:
Cash flows from investing activities:
Proceeds from sales of securities available for sale	26,410	3,601
Proceeds from maturities and calls of securities available for sale	78,633	64,623
Proceeds from maturities and calls of securities held to maturity	2,347	1,265
Purchase of securities available for sale	(74,177)	(183,887)
Net (increase) decrease in loans made to customers	(32,068)	20,712
Purchase of premises and equipment	(2,936)	(4,565)
Sale of equipment	329	56
Net cash (used in) provided by acquisitions	(26,272)	1,339

Net cash used in investing activities from continuing operations	(27,734)	(96,856)

Financing Activities:
Cash flows from financing activities:
Net increase in demand and savings deposits	26,021	12,188
Net decrease in time deposits	(5,374)	(444)
Net (decrease) increase in FHLB and other indebtedness	(598)	27,282
Repayment of other borrowings	(4)	(4)
Acquisition of treasury stock	(1,192)	(3,062)
Dividends paid	(5,615)	(5,223)

Net cash provided by financing activities from continuing operations	13,238	30,737

Net cash provided by discontinued operations	1,125	(81)

Cash and Cash Equivalents:
Net increase (decrease) in cash and cash equivalents	(1,852)	(47,886)
Cash and cash equivalents at beginning of period	61,552	124,585

Cash and cash equivalents at end of period	$59,700	$76,699

Cash and cash equivalents consist of the following:
Cash and cash equivalents from continuing operations	$56,332	$74,229
Cash and cash equivalents from discontinued operations	3,368	2,470

	$59,700	$76,699

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share and Per Share Information) (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2003	$9,957	$58,642	$79,084	$(1,982)	$6,761	$152,462
Comprehensive income:
Net income	—	—	13,715	—	—	13,715
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	—	—	—	—	1,750	1,750
Common dividends declared ($.47 per share)	—	—	(5,223)	—	—	(5,223)
Purchase 100,000 treasury shares at $30.62 per share	—	—	—	(3,062)	—	(3,062)
8,409 shares issued in Stone Capital acquisition (See Note 3)	8	236				244
Acquisition of CommonWealth Bank 389,609 shares issued	390	14,031				14,421
Effect of 10% Stock Dividend	1,035	35,392	(36,427)			—
Option exercise 11,600 shares @ $28.92		(58)		336		278
Issuance of treasury shares to ESOP		43		680		723

Balance June 30, 2003	$11,390	$108,286	$51,149	$(4,028)	$8,511	$175,308

Balance January 1, 2004	$11,442	$108,128	$56,894	$(6,407)	$4,978	$175,035
Comprehensive income:
Net income	—	—	9,875	—		9,875
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale	—	—	—	—	(6,954)	(6,954)
Common dividends declared ($.25 per share)	—	—	(5,616)	—	—	(5,616)
Purchase 44,400 treasury shares at $26.87 per share	—	—	—	(1,192)	—	(1,192)
Second Payment of Stock related to the acquisition of Stone Capital:2,541 shares	3	85				88
Option exercises 19,352 shares	6	(135)		278		149

Balance June 30, 2004	$11,451	$108,078	$61,153	$(7,321)	$(1,976)	$171,385

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Unaudited Financial Statements

The unaudited consolidated balance sheet as of June 30, 2004, the unaudited consolidated statements of income for the six and three months ended June 30, 2004 and 2003 and the consolidated statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2004 and 2003 have been prepared by the management of First Community Bancshares, Inc. (“FCBI” or the “Company”). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiaries at June 30, 2004 and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended June 30, 2004 and 2003 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in the Company’s 2003 Annual Report to Stockholders on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report of FCBI on Form 10-K.

A more complete and detailed description of FCBI’s significant accounting policies is included within Footnote 1 to the Company’s Annual Report on Form 10-K for December 31, 2003. In addition, the Company’s required disclosure of the application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

The following is an update of certain required disclosures pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement 148.

Summary of Significant Accounting Policy Update for Certain Required Disclosures: Stock Options

The Company has in existence a stock option plan for certain executives and directors accounted for under the intrinsic value method. Because the exercise price of the Company’s employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price (“in the money”) there is an economic incentive for the shares to be exercised and an increase in the dilutive effect on earnings per share results.

A new Omnibus Stock Option Plan was approved at the annual 2004 shareholder meeting to be used in conjunction with retention, recruitment and hiring of employees. 42,000 option shares and an additional 5,000 stock awards were granted and reserved for future issuance in May 2004 subject to acceptance of agreements by the optionees. The maximum number of grants and awards under this Plan is limited to 200,000 shares.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the six and three month periods ended June 30, 2004 and 2003 would have been estimated as follows:

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Amounts in Thousands)
Net income as reported	$9,875	$13,715	$5,714	$6,967
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(86)	(78)	(48)	(39)

	$9,789	$13,637	$5,666	$6,928

Income from continuing operations	$13,188	$12,764	$7,586	$6,444
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(86)	(78)	(48)	(39)

	$13,102	$12,686	$7,538	$6,405

Earnings per share:
Basic as reported	$0.88	$1.25	$0.51	$0.63
Basic pro forma	$0.87	$1.24	$0.50	$0.62
Diluted as reported	$0.87	$1.25	$0.50	$0.63
Diluted pro forma	$0.86	$1.24	$0.50	$0.62
Earnings per share from continuing operations:
Basic as reported	$1.17	$1.17	$0.67	$0.59
Basic pro forma	$1.17	$1.16	$0.67	$0.58
Diluted as reported	$1.16	$1.17	$0.67	$0.59
Diluted pro forma	$1.16	$1.15	$0.67	$0.58

Note 2. Discontinued Operations

On July 8, 2004 First Community announced the termination of a previously announced sale of its mortgage subsidiary. While the mortgage banking subsidiary continues to be held for sale, termination of the previously announced sale led to the elimination of the wholesale portion of the mortgage company’s business and a substantial downsizing of the remaining retail division. In connection with the exit of its wholesale mortgage banking business and as previously reported, the Company recorded impairment charges of $933,000 in the second quarter of 2004 (bringing total impairment charges to $1,385,000 for the first six months of 2004) to reduce the carrying value of the subsidiary to its estimated fair value less costs to sell. To facilitate its decision to exit the wholesale mortgage banking business, First Community has provided management and professional resources to settle the mortgage company’s wholesale interest rate lock commitments; has overseen a transition in management at the mortgage company; and has taken steps to reduce overhead for the company’s remaining mortgage business, which will be offered through its retail network. The strategic decision to exit the wholesale mortgage business will reduce the Company’s exposure to risk associated with the large fluctuations previously experienced in the volume-driven, wholesale business and its hedged interest rate lock commitments and closed loans. The change in strategic direction and decision to exit the wholesale mortgage business will permit the Company to focus its resources on its core community banking business, which has continued to grow and perform. The results of operations of the mortgage company are reported as discontinued operations. The loss from discontinued operations was $1.9 million or $0.17 per diluted share for the second quarter of 2004 and $3.3 million or $0.29 per diluted share for the six months ended June 30, 2004.

The business related to UFM is accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations in accordance with FAS 144 for all periods presented in this document. The results of UFM are presented as discontinued operations in a separate category on the income statement following results from continuing operations. The income from discontinued operations for the six months and three months ended June 30, 2004 and 2003, respectively, is as follows:

(Amounts in Thousands)	Six Months Ended		Three Months Ended
(Unaudited)	June 30,		June 30,
	2004	2003	2004	2003

INTEREST INCOME:
Interest & fees on loans held for sale	$567	$1,284	$364	$655
Income on investments taxable	5	13	1	2
Interest on fed funds and time deposits	3	4	1	4

	575	1,301	366	661
INTEREST EXPENSE:
Interest on short term borrowings	451	1,109	290	594
Interest on other borrowings	1	1	1	0

	452	1,110	291	594
Net interest income	123	191	75	67
OTHER INCOME:
Mortgage banking income	850	6,414	343	3,450

	850	6,414	343	3,450
OTHER EXPENSES:
Salaries and benefits	2,326	3,306	1,226	1,655
Occupancy expense	180	216	81	103
Furniture and equipment expense	77	155	30	78
Other operating expense	2,655	1,371	1,455	825

	5,238	5,048	2,792	2,661
(Loss) income before income taxes	(4,265)	1,557	(2,374)	856
Applicable income taxes	(952)	606	(502)	333

NET (LOSS) INCOME	$(3,313)	$951	$(1,872)	$523

All assets and liabilities of UFM were classified as discontinued as of the June 30, 2004 and December 31, 2003 periods presented in this report. The major asset and liability categories of discontinued operations are as follows:

	June 30,	December 31,
	2004	2003
	(Amounts in Thousands)
	(Unaudited)
Assets
Cash and due from banks	$3,368	$2,243
Securities available for sale	190	297
Loans held for sale	18,384	17,728
Bank premises and equipment	126	205
Interest receivable	41	18
Other assets	83	496
Goodwill & other intangibles	0	1,385

Total Assets	$22,192	$22,372

Liabilities
Non-interest bearing deposits	77	81
Other liabilities	136	140
Borrowings	20,917	17,771

Total Liabilities	21,130	17,992

Stockholders’ Equity
Common stock	305	305
Additional paid-in capital	4,914	4,914
Retained earnings	(4,162)	(848)
Accumulated other comprehensive income	5	9

Total Equity	1,062	4,380

Total Liabilities & Stockholders’ Equity	$22,192	$22,372

Note 3. Mergers, Acquisitions and Branch Development

After the close of business on March 31, 2004, the Company acquired PCB Bancorp, Inc., a Tennessee-chartered bank holding company (“PCB Bancorp”) headquartered in Johnson City, Tennessee. PCB Bancorp had six full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. At acquisition, PCB Bancorp had total assets of $171.0 million, total loans of $128.0 million and total deposits of $150.0 million. These resources were included in the Company’s financial statements beginning with the second quarter of 2004.

Under the terms of the merger agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into First Community Bank, N.A., (the “Bank”) a wholly-owned subsidiary of First Community Bancshares, Inc. As a result of the acquisition and preliminary purchase price allocation, approximately $21.3 million in goodwill has been recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

On June 6, 2003, the Company acquired The CommonWealth Bank, a Virginia-chartered commercial bank (“CommonWealth”). CommonWealth’s four branch facilities located in the Richmond, Virginia metro area were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of $136.5 million in assets, including $120.0 million in loans and added an additional $105.0 million in deposits to the Bank. As a result of the purchase price allocation, approximately $14.1 million of goodwill was recorded.

In the second and third quarters of 2003, the Company opened three de novo branches in Winston-Salem, North Carolina. The Company also opened two additional loan production offices during the first quarter of 2004 in Mount Airy and Charlotte, North Carolina and opened, or were in the process of opening, two new loan production offices in Blacksburg and Norfolk, Virginia. The Company does not anticipate that these new offices will be profitable until market development has proven successful and adequate loan balances and corresponding loan revenue are established to support the added facilities, infrastructure and other operating costs of these branches and offices.

In January 2003, the Bank completed the acquisition of Stone Capital Management, Inc. (“Stone Capital”), based in Beckley, West Virginia. This acquisition expanded the Bank’s operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. Stone Capital at December 31, 2003 had total assets of $59 million under management and continues to operate under its name. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represented 50% of the total consideration. In 2003, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and another 2,541 shares were paid to the original shareholders subsequent to December 31, 2003. The balance of the remaining consideration ($175,000) is payable over the next two years in the form of Company common stock, subject to the achievement of minimum requirements set forth in the acquisition agreement. As a result of the purchase price allocation, approximately $360,000 of goodwill was recorded.

Note 4. Borrowings

Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness are comprised of $107.3 million in convertible and callable advances and $34.4 million of noncallable term advances from the FHLB of Atlanta. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar remaining time periods.

The following schedule details the contractual terms of outstanding FHLB advances, rates and corresponding final maturities at June 30, 2004. Also included in the table are the fair value adjustments related to debt obligations acquired in the CommonWealth Bank and People’s Community Bank acquisitions. The unamortized premium of approximately $420,000 is being amortized as interest expense over the anticipated life of the borrowings and is reflected as an adjustment to the effective rate paid.

					Next Call
	Advance		Rate	Maturity	Date
		(Amounts in Thousands)
Callable advances:
	$1,287		4.14%	05/02/07	05/02/05
	25,000		5.71%	03/17/10	03/17/10
	25,000		6.11%	05/05/10	08/05/04
	25,000		6.02%	05/05/10	05/05/10
	25,000		5.47%	10/04/10	10/04/10
	6,070		4.75%	01/31/11	07/01/04

		$107,357

Noncallable advances:	964		4.55%	11/23/05	N/A
	431		5.01%	12/11/06	N/A
	5,000		1.17%	01/30/07	N/A
	2,000		6.27%	09/02/08	N/A
	25,000		1.90%	06/30/06	N/A
	1,335		2.95%	7/1/2013	N/A

		34,730

Debt related to discontinued operations included in the aggregate balance of liabilities related to discontinued operations		(16,146)

Advances related to continuing operations		$125,941

In addition to the FHLB borrowings listed in the foregoing table, the Company issued through FCBI Capital Trust, a business trust subsidiary, $15.0 million of trust preferred securities in September 2003 at a variable rate indexed to the 3 Month LIBOR rate + 2.95%. The securities mature on October 8, 2033 and are callable beginning October 8, 2008.

The Company’s wholly owned mortgage subsidiary, United First Mortgage, Inc. (“UFM”), also maintained a warehouse line of credit with a third party which was entered into in the third quarter of 2003 and used to fund mortgage loan inventory. The maximum line available under this credit facility was $15 million with a maturity of August 10, 2004, and carries an interest rate of New York Prime, adjusting as the prime rate changes. UFM had an outstanding balance at June 30, 2004 of $4.7 million which was reported in liabilities related to discontinued operations. The outstanding amount on this line was paid off subsequent to June 30, 2004.

Other various debt obligations of the Company were approximately $26,000 at June 30, 2004.

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

In May, 2004, the Company was named a party to an action filed in the Circuit Court of Nicholas County, West Virginia by Fidelity & Guaranty Life Insurance Company seeking to determine the rights of the Company’s banking subsidiary and members of the LeRose family to $1,000,000 in life insurance proceeds paid on a life insurance policy previously assigned to the Bank as partial collateral for a multimillion indebtedness due and owing to the bank as a consequence of a kiting scheme. The life insurance proceeds have been paid by the insurance company into a court-administered account for ultimate distribution to the rightful owner.

The Company conducts mortgage banking operations through UFM, which is discussed more fully under Note 2 “Discontinued Operations”. The majority of loans originated by UFM are sold to larger national investors on a service released basis. Loans are sold under loan sales agreements which contain various repurchase provisions. These repurchase provisions give rise to a contingent liability for loans which could subsequently be submitted to UFM for repurchase. The principal events which could result in a repurchase obligation are (i.) the discovery of fraud or material inaccuracies in a sold loan file and (ii.) a default on the first payment due after a loan is sold to the investor, coupled with a ninety day delinquency in the first year of the life of the loan. Other events and variations of these events could result in a loan repurchase obligation under terms of other loan sales agreements. The volume of contingent loan repurchases, if any, is largely dependent on the quality of loan underwriting and systems employed by UFM for quality control in the production of mortgage loans. To date, loans submitted for repurchase have not been material and have not had a material adverse effect on the results of operations, financial condition or liquidity of UFM or the Company.

UFM also originates government guaranteed FHA and VA loans that are also sold to third party investors. The Department of Housing and Urban Development (“HUD”) periodically audits loan files of government guaranteed loans and may require UFM to execute indemnification agreements on loans which do not meet certain predefined underwriting guidelines or may require the repurchase of the underlying loan. To date, the number of required indemnification agreements, or loan repurchases have not been material and no subsequent losses have been incurred. Loan indemnifications and repurchases under the FHA, VA and VHDA loan programs have not had a material adverse effect on the financial condition, results of operations or cash flows of UFM or the Company.

UFM is subject to net worth requirements issued by HUD. Failure to meet these minimum capital requirements can result in certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on UFM’s operations. UFM was in compliance with HUD’s minimum net worth requirement at June 30, 2004. UFM’s adjusted tangible net worth for HUD purposes was $712,000 at June 30, 2004, which exceeded the HUD requirement.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management’s credit evaluation of the counterparties. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Financial instruments whose contract amounts represent credit risk at June 30, 2004 are commitments to extend credit (including availability of lines of credit) of $128.4 million and standby letters of credit and financial guarantees written of $8.1 million. In addition, at June 30, 2004, UFM had commitments to originate loans of $44.6 million. Of these commitments, the fallout/pullthrough model employed by UFM identified $29.1 million that are anticipated to close.

In September 2003, the Company issued, through FCBI Capital Trust, $15.0 million of trust preferred securities in a private placement. In connection with the issuance of the preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that FCBI Capital Trust has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount including all accrued and unpaid distributions or the amount of assets of the trust remaining available for distribution.

Note 6. Other Comprehensive Income

The Company currently has one component of other comprehensive income, which is comprised of unrealized gains and losses on securities available for sale, detailed as follows:

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Amounts in Thousands)		(Amounts in Thousands)
Other Comprehensive Income:
Unrealized (losses) gains arising during the period	$(10,149)	$3,059	$(12,974)	$4,257
Related income tax benefit (expense)	4,060	(1,224)	5,190	(1,702)

Unrealized (losses) gains arising during the period, net of tax	(6,089)	1,835	(7,784)	2,555
Reclassification adjustment for gains realized in net income	(1,441)	(143)	(1,430)	(133)
Tax expense of reclassification	576	58	572	53

Other comprehensive (loss) gain	(6,954)	1,750	(8,642)	2,475
Beginning accumulated other comprehensive gain	4,978	6,761	6,666	6,036

Ending accumulated other comprehensive income	$(1,976)	$8,511	$(1,976)	$8,511

Note 7. Recent Accounting Developments

On March 9, 2004, the SEC issued SAB 105, “Application of Accounting Principles to Loan Commitments” to inform registrants of the Staff’s view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Though the Company sold its loans through the discontinued segment on a servicing released basis, the Company adopted the provisions of SAB 105 on January 1, 2004 and this had the impact of reducing the fair value of such instruments by $252,000.

In December 2003, the AICPA issued Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer". This statement, which is effective for loans acquired in fiscal years beginning after December 15, 2004, addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This standard will require a fair value measure of loans acquired and as such no corresponding loss reserve will be permitted on loans acquired in a transfer that are within the scope of SOP 03-3. The impact of the Standard is prospective and will require new recognition and measurement techniques upon adoption.

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. On May 6, 2004, the Federal Reserve issued a proposed rule that would continue to allow trust preferred securities, such as the Trust, to constitute Tier 1 capital for bank holding companies. The proposed rules would impose stricter quantitative and qualitative limits on the Tier 1 treatment of trust preferred securities. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a holding company’s core capital elements. The proposed rule would amend the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill. It is possible that the Federal Reserve rules will not be adopted as proposed and that the Federal Reserve will conclude that trust preferred securities should no longer be treated as Tier 1 regulatory capital. At June 30, 2004, $15 million in trust preferred securities issued by FCBI Capital Trust were outstanding and treated as Tier 1 capital for bank regulatory purposes. If FCBI’s outstanding trust preferred securities at June 30, 2004 were not treated as Tier 1 capital at that date, FCBI’s Tier 1 leverage capital ratio would have declined from 6.97% to 6.14%, its Tier 1 risk-based capital ratio would have declined from 10.20% to 8.99%, and its total risk-based capital ratio would have declined from 11.48% to 10.26% as of June 30, 2004. These reduced capital ratios would continue to meet the applicable “well capitalized” Federal Reserve capital requirements.

Note 8. Earnings per Share

The following schedule details earnings and shares used in computing basic and diluted earnings per share for the six and three months ended June 30, 2004 and 2003.

	For the Six Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Basic:
Income (in thousands) continuing operations	$13,188	$12,764	$7,586	$6,444
(Loss) income (in thousands) discontinued operations	(3,313)	951	(1,872)	523

Net income (in thousands)	$9,875	$13,715	$5,714	$6,967

Weighted average shares outstanding	11,237,225	10,937,927	11,228,956	10,969,748
Dilutive shares for stock options	94,330	78,959	88,918	110,602
Contingently issuable shares for acquisition	2,541	4,124	2,541	4,497
Weighted average dilutive shares outstanding	11,334,096	11,021,010	11,320,415	11,084,847
Basic:
Earnings per share continuing operations	$1.17	$1.17	$0.67	$0.59
(Loss) earnings per share discontinued operations	(0.29)	0.08	(0.16)	0.04
Earnings per share	0.88	1.25	0.51	0.63
Diluted:
Diluted earnings per share continuing operations	$1.16	$1.17	$0.67	$0.59
Diluted (loss) earnings per share discontinued operations	(0.29)	0.08	(0.17)	0.04
Diluted earnings per share	0.87	1.25	0.50	0.63

Note 9. Provision and Allowance for Loan Losses

The Company’s lending strategy stresses quality growth diversified by product, geography, and industry. All loans made by the Company are subject to common credit standards and a uniform underwriting system. Loans are also subject to an annual review process which varies based on the loan size and type. The Company utilizes this ongoing review process to evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the loan loss allowance. The total loan loss allowance is divided into the following categories: i) specifically identified losses on loan relationships which are on non-accrual status, ninety days past due or more and loans with elements of credit weakness, and ii) formula allowances and special allocations addressing other qualitative factors including industry concentrations, economic conditions, staffing and other conditions.

Specific allowances are established to cover loan relationships, which are identified as having significant cash flow weakness and for which a collateral deficiency may be present. The allowances established under the specific identification method are judged based upon the borrower’s estimated cash flow and projected liquidation value of related collateral.

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

Report of Independent Registered Public Accounting Firm

The Audit Committee of the Board of Directors
First Community Bancshares, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of June 30, 2004, and the related consolidated statements of income for the three month and six month periods ended June 30, 2004 and 2003 and the consolidated statements of cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with U. S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein) and in our report dated March 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

August 6, 2004

First Community Bancshares, Inc.

PART I. ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the 2003 Annual Report to Shareholders on Form 10-K and the other financial information included in this report.

The Company is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.85 billion at June 30, 2004. FCBI provides financial, trust and investment advisory services to individuals and commercial customers through 52 full-service banking locations in the four states of Virginia, West Virginia, North Carolina and Tennessee and two trust and investment management offices. First Community Bank is also the parent of Stone Capital Management, Inc., a SEC registered investment advisory firm, which offers wealth management and investment advice and United First Mortgage, Inc., which operates 4 retail mortgage offices in Virginia. First Community Bancshares, Inc.’s common stock is traded on the NASDAQ National market under the symbol “FCBC”.

FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in its filings with the Securities and Exchange Commission (“SEC”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company’s non-interest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

First Community’s consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles and conform to general practices within the banking industry. First Community’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in First Community’s consolidated financial position and/or consolidated results of operations.

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

First Community’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of First Community’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in management’s discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the valuation of loans held for sale and the valuation of derivative instruments utilized in mortgage banking and hedging activity to be the accounting areas that require the most subjective or complex judgments.

Allowance for Loan Losses: The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of FCBI’s regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographic areas in which First Community conducts business.

As more fully described in the Notes to the Consolidated Financial Statements and in the discussion included in the Allowance for Loan Losses section of Management’s Discussion and Analysis, the Company determines the allowance for loan losses by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by the Company’s credit administration department to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

This risk management evaluation is applied at both the portfolio level and the individual loan level for commercial loans and credit relationships while the level of consumer and residential mortgage loan allowance is determined primarily on a total portfolio level based on a review of historical loss percentages and other qualitative factors including concentrations, industry specific factors and economic conditions. The commercial and commercial real estate portfolios require more specific analysis of individually significant loans and the borrower’s underlying cash flow, business conditions, capacity for debt repayment and the valuation of secondary sources of payment (collateral). This analysis may result in specifically identified weaknesses and corresponding specific impairment allowances.

The use of various estimates and judgments in the Company’s ongoing evaluation of the required level of allowance can significantly impact the Company’s results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions.

Loans Held for Sale, Derivative Instruments and Hedging Activities: UFM’s operations, currently included as discontinued operations, provided a distribution outlet for the sale of loans produced by UFM’s wholesale division (terminated in July 2004) and retail operations. It originates residential mortgage loans through its production offices located in Eastern Virginia and sells the majority of its loans through pooled commitments to national investors on a servicing released basis. Through June 30, 2004, UFM also acquired loans from a network of wholesale brokers for subsequent resale to these national investors. UFM originates all loans with the intent to sell. Loans held for sale are stated at the lower of cost or market (“LOCOM”). The LOCOM analysis on pools of homogeneous loans is applied on a net aggregate basis. Interest income with respect to loans held for sale is accrued on the principal amount outstanding. LOCOM valuation techniques applicable to loans held for sale are based on estimated market price indications for similar loans. Pricing estimates are established by participating mortgage purchasers and prevailing economic conditions. The majority of the loans held for sale have established market pricing indications. The loans held for sale portfolio originated by UFM at June 30, 2004 was $18.4 million compared to $17.7 million at December 31, 2003.

Risks associated with this lending function include interest rate risk, which is mitigated through the utilization of financial instruments (commonly referred to as derivatives) to assist in offsetting the effect of changing interest rates. The Company accounts for these instruments in accordance with FASB Statement No. 133, as amended “Accounting for Derivative Instruments and Hedging Activity.” This Statement established accounting and reporting standards for derivative instruments and for hedging activities. UFM uses forward mortgage contracts and options (short position sales and options) to manage interest rate risk in the pipeline of loans and interest rate lock commitments (“RLCs”) from the point of the loan commitment to the subsequent allocation and delivery to outside investors. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments and options are placed with counter-parties to attempt to counter the effect of changing interest rates. The options and forward commitments to sell securities are considered to be derivatives and, as such, are recorded on the consolidated balance sheets at fair value. The changes in the fair value of derivatives are reflected in the consolidated statements of income as gain or loss.

The fair value of the RLCs is based on prevailing interest rates, and the assumed probability of closing (pull-through). The assumption of a given pull-through percentage enters into the determination of the volume of derivative contracts. Pull-through assumptions are continually monitored for changes in the interest rate environment and characteristics of the pool of RLCs. Differences between pull-through assumptions and actual pull-through could result in a mismatch in the volume of security contracts corresponding to RLCs and lead to volatility in profit margins on the loan products ultimately delivered. As more fully described in Note 7, to the Notes to Consolidated Financial Statements under Recent Accounting Developments, effective January 1, 2004, the Company adopted the valuation techniques used to measure loan commitments in recent guidance issued by the SEC in Staff Accounting Bulletin (“SAB”) 105. SAB 105 indicates that the value of internally generated loans has little or no value at inception separate from the servicing intangible that is created upon subsequent sale of the loan. Management applied SAB 105 in the first quarter of 2004 through the elimination of the servicing component of the sales price for the RLC valuation, which had a negative impact of $252,000 on the market value of the commitments outstanding.

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

At June 30, 2004, UFM held an investment in forward mortgage contracts with a notional value of $27.0 million and mortgage-backed security put options totaling $3.0 million. These instruments are collectively referred to as hedging instruments or securities. These contracts hedge interest rate risk associated with RLCs and closed loans not allocated to a forward commitment of $35.5 million. At June 30, 2004, the fair value of the securities was a liability of $267,000, which represents a $51,000 decrease in the fair value of the liability since December 31, 2003. The fair value of the RLCs at June 30, 2004 declined $288,000 from the fair value at December 31, 2003 including $252,000 related to the adoption of SAB 105.

For the six months ended June 30, 2004, the Company recognized $833,000 in gains on forward mortgage derivative contracts to originate and sell $282.4 million in loans, compared to the first six months of the prior year in which $472.3 million in loans were originated for sale with underlying forward mortgage contracts that cost $3.3 million. The lower cost of forward mortgage contracts between the two periods is reflective of the volatility of the pricing of these types of contracts during times of significant interest rate volatility. Although the pricing of the contracts was favorable to the Company in the current period, UFM’s pricing and margin on loans sold were substantially less favorable as a result of the market pricing dynamics and significant competitive forces. The significant decrease in hedging cost as well as the market price of loans sold, demonstrate the potential volatility to earnings and the sensitivity to pull-through assumptions. The cost of these derivative contracts is included as a component of the (loss) income from discontinued operations in the consolidated statements of income.

RECENT ACQUISITIONS AND BRANCHING ACTIVITY

The Company acquired PCB Bancorp, Inc., a Tennessee-chartered bank holding company (“PCB Bancorp”) after the close of business on March 31, 2004. PCB Bancorp has six full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. PCB Bancorp had total assets of $171 million, loans of $128 million and total deposits of $150 million as of the date of the merger. The assets, liabilities and results of operations have been included in the Company’s financial statements beginning with the second quarter 2004.

Under the terms of the acquisition agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into First Community Bank, N.A., a wholly-owned subsidiary of the Company.

In June 2003, the Company acquired CommonWealth, a Virginia-chartered commercial bank for total consideration of approximately $23.2 million. The merger was accomplished through the exchange of .9015 shares of the Company’s common stock valued at $30.50, cash, or a combination of the Company’s stock and cash equivalent to $30.50 for each share of

CommonWealth common stock. At acquisition, CommonWealth had total assets of $136.5 million, net loans of $120.0 million and total deposits of $105.0 million.

In February 2004, as part of the Company’s planned expansion into the Central Piedmont area of North Carolina, the Company opened two loan production offices in Charlotte and Mount Airy, North Carolina. The Charlotte office has since been converted to a full-service branch. Also, in the second quarter of 2004, two new loan production offices were opened, or were in the process of being opened in Norfolk and Blacksburg, Virginia.

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

In January 2003, the Bank completed the acquisition of Stone Capital, based in Beckley, West Virginia. This acquisition expanded the Bank’s operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. Stone Capital at June 30, 2004 had total assets of $67.4 million under management and continues to operate under its name. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. In 2003, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and another 2,541 shares were paid to the original shareholders subsequent to December 31, 2003. The balance of the remaining consideration ($175,000) is payable over the next two years in the form of Company common stock, subject to the achievement of minimum revenue requirements set forth in the acquisition agreement.

RESULTS OF OPERATIONS

General

Net income for the six months ended June 30, 2004 was $9.9 million or $0.87 per diluted share compared with $13.7 million or $1.25 per diluted share for the six months ended June 30, 2003. Income from continuing operations for the six months ended June 30, 2004 was $13.2 million, versus $12.8 million for the six months ended June 30, 2003. Contributing to this increase in income from continuing operations was a $3.0 million or 9.9% increase in net interest income and a $2.3 million or 34.6% increase in non-interest income. Return on average equity from continuing operations for the first six months of 2004 was 14.98% compared to 16.25% for the first six months of last year. Return on average assets from continuing operations was 1.52% compared to 1.73% for the first six months of 2003.

On July 8, 2004 First Community announced the termination of a previously announced sale of its mortgage subsidiary. While the mortgage banking subsidiary continues to be held for sale, termination of the previously announced sale led to the elimination of the wholesale portion of the mortgage company’s business and substantial downsizing of the remaining retail division. In connection with the exit of its wholesale mortgage banking business and as previously reported, the company recorded impairment charges of $933,000 in the second quarter of 2004 (and $1,385,000 for the first six months of 2004) to reduce the carrying value of the subsidiary to its estimated fair value less costs to sell. To facilitate its decision to exit the wholesale mortgage banking business, First Community has provided management and professional resources to settle the mortgage company’s wholesale interest rate lock commitments; has overseen a transition in management at the mortgage company; and has taken steps to reduce overhead for the Company’s remaining mortgage business, which will be offered through its retail network. The strategic decision to exit the wholesale mortgage business will reduce the Company’s exposure to risk associated with the large fluctuations previously experienced in the volume-driven, wholesale business and its hedged interest rate lock commitments and closed loans. The change in strategic direction and decision to exit the wholesale mortgage business will permit the Company to focus its resources on its core community banking business, which has continued to grow and perform. The results of operations of the mortgage company are reported as discontinued operations. The loss from discontinued operations was $1.9 million or $0.17 per diluted share for the second quarter of 2004 and $3.3 million or $0.29 per diluted share for the six months ended June 30, 2004.

Net Interest Income–Year-to-date Comparison (See Table I)

Net interest income, the largest contributor to earnings, was $33.6 million for the six months ended June 30, 2004 compared to $30.6 million for the corresponding period in 2003. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. As indicated in Table I, tax equivalent net interest income totaled $35.8 million for the six months ended June 30, 2004, an increase of $3.4 million from the $32.4 million reported in the first six months of 2003. This $3.4 million increase was based on an $8.4 million increase in volume as earning assets were added to the portfolio which was partially offset by a $5.0 million reduction due to rate changes on the underlying assets as asset yields fell in the declining rate environment. Management was able to help counter the effect of the declining asset yield through aggressive management of deposit rates. Average earning assets increased $220.3 million while interest-bearing liabilities increased $201.2 million. As indicated in Table I, the yield on average earning assets decreased 61 basis points from 6.69% for the six months ended June 30, 2003 to 6.08% for the six months ended June 30, 2004. However, this decrease was largely offset by a 47 basis point decline in the cost of funds during the same period leaving the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) lower at 4.20% compared to 4.34% for the same period last year. The Company’s tax equivalent net interest margin of 4.48% for the six months ended June 30, 2004 decreased 25 basis points from 4.73% in 2003.

The largest contributor to the decrease in the yield on average earning assets in 2004, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 77 basis points from the prior year to 6.68%, as loans repriced downward in response to the declining rate environment while the average balance increased $172.3 million. The decline in asset yield is attributable to the current interest rate environment which creates refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, asset yields have declined in response to rate cuts and drops in the prime loan rate which began in 2001.

During the six months ended June 30, 2004, the taxable equivalent yield on securities available for sale decreased 50 basis points to 4.65% while the average balance increased by $57.8 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as the refinancing opportunity presents itself. Although the total portfolio grew by $57.8 million from June 30, 2003, the relative rate on securities acquired since that time has declined substantially. The increasing average security balance is the result of continued reinvestment of available funds largely through bank acquisitions. The June 30, 2004 average balance of investment securities held to maturity decreased by $2.9 million to $37.3 million while the yield decreased only 10 basis points to 7.99% compared to the June 30, 2003 year-to-date average yield of 8.09%.

Compared to the June 30, 2003 average interest-bearing balances with banks of $41.2 million, these funds decreased $4.2 million while the yield decreased 9 basis points to 1.47%.

The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities decreased by 47 basis points from 2.35% for the six months ended June 30, 2003 to 1.88% for the same period of 2004 while the average volume increased $201.2 million. Active deposit liability pricing management is performed weekly.

When comparing the six months ended June 30, 2004 to the corresponding period of the prior year, the 2004 average balance of FHLB and other short-term convertible and callable borrowings increased by $71.2 million in 2004 to $126.2 million while the rate decreased 228 basis points to 4.47%, the result of the addition of balances acquired with the CommonWealth and PCB acquisitions and the addition of new advances at lower rates which partially funded the PCB acquisition. The average balance of all other borrowings increased $7 million for the first six months of 2004 versus 2003 as a result of the issuance of $15 million in trust preferred securities late in the third quarter of 2003 while the rate paid decreased 105 basis points.

Average fed funds and repurchase agreements increased $9.1 million at June 30, 2004, while the average rate decreased 65 basis points compared to the same period in 2003. In addition, the average balances of interest-bearing demand and savings deposits increased $71.2 million and $26.4 million, respectively, for the six months ended June 30, 2004 while the corresponding average rate paid on these deposit categories declined 21 and 13 basis points, respectively. Average time deposits increased $16.4 million while the average rate paid decreased 59 basis points from 3.05% in 2003 to 2.46% in 2004. The level of average non-interest-bearing demand deposits increased $40.0 million to $204.3 million at June 30, 2004 compared to the corresponding period of the prior year. Average interest bearing deposits and non-interest bearing demand deposits for the acquired CommonWealth Bank branches totaled $64.9 million and $25.6 million at June 30, 2004 and $8.8 million and $4.9 million at June 30, 2003. Included in the June 30, 2004 average balances related to the PCB acquisition for interest-bearing and non-interest bearing deposits were $67.7 million and $9.0 million at June 30, 2004, respectively.

Net Interest Income –Quarterly Comparison (See Table II)

Net interest income for the quarter ended June 30, 2004 was $17.6 million compared to $15.5 million for the same period in 2003, an increase of $2.1 million. Likewise, tax equivalent net interest income increased $2.5 million from $16.4 million for the quarter ended June 30, 2003, to $18.9 million for the quarter ended June 30, 2004 (refer to Table II). A 46 basis point decrease in the rate paid on interest-bearing liabilities partially offset a 53 basis point decline in the average rate earned on interest-earning assets, resulting in a decrease in the net interest margin of 18 basis points to 4.51% for the quarter ended June 30, 2004. While the net interest margin decreased, average earning assets increased $277.6 million in the second quarter of 2004 compared to the second quarter of 2003 resulting in the improvements in net interest income. The largest increases in average earning assets included increases in average loans held for investment of $240.9 million and securities available for sale of $55.5 million. In the second quarter of 2004, average interest-bearing deposits with banks decreased $13.2 million and Fed Funds Sold decreased $427,000. The $2.4 million increase in net interest income was achieved through the combined effect of changes in volume and corresponding rates on the underlying assets and liabilities. Earnings attributable to the net volume increase in earning assets over paying liabilities was approximately $9.4 million while the effect of declining rates represented an offsetting net reduction of approximately $6.9 million for a combined effect on net interest income of $2.4 million. The volume driven increase in net interest income is largely attributable to the PCB acquisition which contributed $1.3 million in net interest income in the second quarter of 2004 following the March 31, 2004 consummation.

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

Similar to the decline in asset yields created by the current interest rate cycle, deposit and borrowing costs also have been adjusted when possible to obtain this benefit on the liability side of the balance sheet. As previously mentioned, management continues to strive for lower cost funding in light of falling asset yields. Management monitors the overall performance of assets and interest-bearing liabilities through the Company’s product management group. Total interest-bearing liabilities increased $256.4 million with average interest-bearing deposits increasing $174.2 million. The average rate on paying liabilities and deposits dropped 46 and 51 basis points, respectively. For the same periods, average Fed Funds purchased and repurchase agreements increased $11.7 million while the average rate decreased 56 basis points. Average short-term borrowings increased $63.6 million while the rate decreased 163 basis points and long-term borrowings increased $7.0 million while the rate decreased 107 basis points.

Table I	AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
(Dollars in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2004			June 30, 2003
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
Earning Assets:
Loans (2):
Held for Investment:
Taxable	$1,087,558	$36,148	6.69%	$914,231	$33,731	7.45%
Tax-Exempt	4,757	145	6.13%	5,759	219	7.67%

Total	1,092,315	36,293	6.68%	919,990	33,950	7.45%
Allowance for Loan Losses	(15,553)			(14,163)

Net Total	1,076,762	36,293		905,827	33,950
Securities Available for Sale:
Taxable	342,468	6,687	3.93%	296,094	6,501	4.43%
Tax-Exempt	105,917	3,674	6.98%	94,480	3,482	7.43%

Total	448,385	10,361	4.65%	390,574	9,983	5.15%
Securities Held to Maturity:
Taxable	426	12	5.66%	626	18	5.80%
Tax-Exempt	36,838	1,469	8.02%	39,567	1,594	8.12%

Total	37,264	1,481	7.99%	40,193	1,612	8.09%
Interest-Bearing Deposits	41,154	300	1.47%	45,377	350	1.56%
Fed Funds Sold	120	1	0.90%	1,376	8	1.17%

Total Earning Assets	1,603,685	48,436	6.08%	1,383,347	45,903	6.69%
Other Assets	146,394			103,938
Assets Related to Discontinued Operations	25,356			54,844

Total	$1,775,435			$1,542,129

Interest-Bearing Liabilities:
Demand Deposits	$281,232	$683	0.49%	$210,077	$732	0.70%
Savings Deposits	208,893	569	0.55%	182,515	611	0.68%
Time Deposits	619,519	7,576	2.46%	603,163	9,116	3.05%

Total Deposits	1,109,644	8,828	1.60%	995,755	10,459	2.12%
Fed Funds Purchased & Repurchase Agreements	104,087	625	1.21%	94,964	876	1.86%
FHLB Convertible and Callable Advances	126,172	2,804	4.47%	54,996	1,842	6.75%
Other Borrowings	17,010	417	4.93%	10,015	297	5.98%

Total Interest-Bearing Liabilities	1,356,913	12,674	1.88%	1,155,730	13,474	2.35%
Demand Deposits	204,264			164,243
Other Liabilities	15,053			15,370
Liabilities Related to Discontinued Operations	22,173			48,399
Stockholders’ Equity	177,032			158,387

Total	$1,775,435			$1,542,129

Net Interest Income, Tax Equivalent		$35,762			$32,429

Net Interest Rate Spread (3)			4.20%			4.34%

Net Interest Margin (4)			4.48%			4.73%

(1)	Fully Taxable Equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest earning assets.

Table II	AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Dollars in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2004			June 30, 2003
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
Earning Assets:
Loans (2):
Held for Investment:
Taxable	$1,166,605	$19,064	6.57%	$926,881	$16,917	7.33%
Tax-Exempt	4,957	75	6.09%	5,399	99	7.35%

Total	1,171,562	19,139	6.57%	932,280	17,016	7.33%
Allowance for Loan Losses	(16,377)			(13,998)

Net Total	1,155,185	19,139		918,282	17,016
Securities Available for Sale:
Taxable	361,184	3,426	3.82%	320,356	3,379	4.23%
Tax-Exempt	110,116	1,868	6.82%	95,485	1,729	7.26%

Total	471,300	5,294	4.52%	415,841	5,108	4.93%
Securities Held to Maturity:
Taxable	423	7	6.66%	595	6	4.04%
Tax-Exempt	36,606	758	8.33%	39,180	797	8.16%

Total	37,029	765	8.31%	39,775	803	8.10%
Interest-Bearing Deposits	19,088	102	2.19%	32,272	141	1.75%
Fed Funds Sold	239	2	0.90%	666	2	1.20%

Total Earning Assets	1,682,841	25,302	6.05%	1,406,836	23,070	6.58%
Other Assets	163,931			108,462
Assets Related to Discontinued Operations	31,228			54,004

Total	$1,878,000			$1,569,302

Interest-Bearing Liabilities:
Demand Deposits	$324,301	$357	0.44%	$216,535	$367	0.68%
Savings Deposits	225,149	330	0.59%	183,840	294	0.64%
Time Deposits	632,861	3,826	2.43%	607,755	4,483	2.96%

Total Deposits	1,182,311	4,513	1.54%	1,008,130	5,144	2.05%
Fed Funds Purchased & Repurchase Agreements	110,834	333	1.21%	99,182	438	1.77%
FHLB Convertible and Callable Advances	122,474	1,374	4.51%	58,890	901	6.14%
Other Borrowings	17,009	209	4.94%	10,015	150	6.01%

Total Interest-Bearing Liabilities	1,432,628	6,429	1.80%	1,176,217	6,633	2.26%
Demand Deposits	222,759			167,396
Other Liabilities	17,786			16,472
Liabilities Related to Discontinued Operations	28,793			47,595
Stockholders’ Equity	176,034			161,622

Total	$1,878,000			$1,569,302

Net Interest Income, Tax Equivalent		$18,873			$16,437

Net Interest Rate Spread (3)			4.24%			4.32%

Net Interest Margin (4)			4.51%			4.69%

(1)	Fully Taxable Equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest earning assets.

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

Management performs monthly assessments to determine the appropriate level of allowance. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria. Commercial, consumer and mortgage loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans. Management’s allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. While management has attributed the allowance for loan losses to various portfolio segments, the allowance is available for the entire portfolio.

The allowance for loan losses was $16.2 million on June 30, 2004, compared to $14.6 million at December 31, 2003 and $15.7 million on June 30, 2003. The allowance for loan losses represents 614% of non-performing loans at June 30, 2004, versus 489% and 597% at December 31, 2003 and June 30, 2003, respectively. When other real estate is combined with non-performing loans, the allowance equals 337% of non-performing assets at June 30, 2004 versus 288% and 290% at December 31, 2003 and June 30, 2003, respectively. The increase in the allowance since June 2003 and December 2003 is primarily attributable to the acquisition of PCB and the application of various changes in risk factors specific to this portfolio. The allowance attributable to the PCB portfolio at the date of acquisition was $1.8 million.

FCBI’s allowance for loan loss activity for the six and three month periods ended June 30, 2004 and 2003 are as follows:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in Thousands)		(Dollars in Thousands)
Beginning balance	$14,624	$14,410	$14,536	$13,782
Provision	1,255	1,897	723	1,308
Balance acquired in acquisitions	1,786	1,583	1,786	1,583
Charge-offs	(2,144)	(3,109)	(1,233)	(1,441)
Recoveries	639	926	348	475

Ending Balance	$16,160	$15,707	$16,160	$15,707

Based on the allowance for loan losses of approximately $16.2 million, $14.6 million and $15.7 million at June 30, 2004, December 31, 2003, and June 30, 2003, respectively, the allowance to loans held for investment ratio was 1.36% at June 30, 2004, 1.43% at December 31, 2003 and 1.53% for June 30, 2003. Management considers the allowance adequate based upon its analysis of the portfolio as of June 30, 2004.

The provision for loan losses for the six month period ended June 30, 2004 decreased to $1.3 million when compared to the six month period ending June 30, 2003 at $1.9 million. The decrease is largely attributable to improving asset quality and loan loss history, changes in risk factors assigned and a decline in volume within certain portfolio segments. Net charge-offs for the first six months of 2004 were $1.5 million, down 31.8% from $2.2 million for the corresponding period in 2003. Expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.24% for the six months ended June 30, 2003 to 0.14% for the same period of 2004. The decrease in net charge-offs is primarily attributable to an approximate $1 million charge-off that occurred during the first quarter 2003. Net charge-offs for the quarters ended June 30, 2004 and June 30, 2003 were $885,000 and $966,000, or 0.08% and 0.10%, respectively, of average loans held for investment.

Non-interest Income

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $2.3 million, or 37.8%, from $6.5 million for the six months ended June 30, 2003 to $8.8 million for the corresponding period in 2004. The largest contributor to the increase was the result of security gains of

$1.4 million realized upon the decision to capture appreciation inherent in a $25.0 million portion of the corporate bond sector of the Company’s available-for-sale investment portfolio, the market value of which continued to decline in step with the flattening of the Treasury yield curve. The proceeds from the sale of these securities provided sufficient liquidity to pay-off overnight borrowings and assisted the Company in funding increased loan demand. Along with an increase in deposits stemming from bank acquisitions, service charges on deposit accounts increased $454,000 or 11.9% while other service charges, commissions and fees reflected gains of $203,000 or 19% and all other operating income increased $364,000.

Total non-interest income of $5.6 million for the second quarter of 2004 increased $2.1 million compared to the second quarter of 2003. $1.4 million of this increase was the aforementioned security gains realized in June 2004. Service charges on deposit accounts and other service charges, commissions and fees increased $556,000 in aggregate while all other non-interest income increased $366,000.

As mentioned previously, UFM’s operating income was previously reported as non-interest income from the Company’s mortgage banking segment but is now reported as discontinued operations in the Company’s Consolidated Financial Statements.

Non-interest Expense

Non-interest expense totaled $23.1 million for the six months ended June 30, 2004, increasing $5.6 million, or 32.2% over the same period of 2003. This increase is primarily attributable to a $3.3 million increase in salaries and benefits as a result of the addition of CommonWealth Bank in June 2003 ($836,000), the acquisition of PCB in the second quarter of 2004 ($589,000), the salaries and benefits associated with three North Carolina de novo branches opened in late 2003, the opening of two new North Carolina loan production offices in the first quarter of 2004 ($661,000), and two new loan production offices in Virginia ($41,000), as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth.

In 2004, occupancy and furniture and equipment expense increased by $768,000 compared to 2003. The general level of occupancy cost grew largely as a result of the CommonWealth Bank acquisition ($188,000), the PCB acquisition ($183,000), increases in depreciation and insurance costs associated with new de novo branches ($115,000) and depreciation associated with continued investment in operating equipment and technology infrastructure.

All other operating expense accounts increased $1.5 million, compared to 2003. Included were increases in other operating expenses largely related to the additional costs associated with the opening of three new branches in Winston-Salem and two loan production offices in Charlotte and Mount Airy, North Carolina ($190,000), the opening of two loan production offices in Virginia, the acquisition of The CommonWealth Bank in Richmond, Virginia ($108,000) and the Tennessee acquisition of PCB ($173,000).

As mentioned in the year-to-date discussion, other non-interest expenses were significantly impacted by the Company’s acquisition and branching activity. Total non-interest expense for the quarter ended June 30, 2004 increased $3.5 million over the same period in 2003. $1.9 million of this increase was an increase in salaries and benefits. Occupancy and furniture and fixtures increased $479,000 in aggregate, and amortization of intangibles increased $60,000. All other operating expenses increased $1.1 million.

Income Taxes

The effective income tax rate continues to benefit from the utilization of tax-exempt municipal securities. Municipal securities, which have offered an attractive tax equivalent yield, have assisted in mitigating the effect of the declining interest rate environment. The Company’s effective tax rate was 28.1% for the six months ended June 30, 2004 and 28.9% for the six months ended June 30, 2003. Tax benefit (expense) associated with discontinued operations was ($952,000) and $606,000 for the six months ended June 30, 2004 and 2003, respectively, and ($502,000) and $333,000 for the three months ended June 30, 2004 and 2003.

FINANCIAL POSITION

Securities

Securities held to maturity totaled $36.2 million at June 30, 2004, a decrease of $1.8 million from December 31, 2003, the result of paydowns, maturities and calls within the portfolio during the first six months of 2004. The market value of investment securities held to maturity was 103.8% and 105.4% of book value at June 30, 2004 and December 31, 2003, respectively. Recent trends in interest rates have the effect of reducing the portfolio market value since December 31, 2003 since the market value of debt securities reacts inversely to rate movements. Securities available for sale were $429.5 million at June 30, 2004 compared to $444.2 million at December 31, 2003, a decrease of $14.7 million. This change reflects the purchase of $74.2 million in securities, $36.4 million in maturities and calls, proceeds from sales of $25 million, the acquisition of $28 million with the PCB purchase, a market value decrease of approximately $11.6 million, the continuation of larger pay-downs of $42.3 million on mortgage-backed securities and collateralized mortgage obligations triggered by the low interest rate environment and approximately $1.6 million bond premium amortization. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the stockholders’ equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized losses after taxes of $2.0 million at June 30, 2004, represent a decrease of $7.0 million from the $5.0 million gain at December 31, 2003, the result of market value adjustments in reaction to rate movements on similar instruments as well as gains realized on sales completed in the first six months of 2004.

Although substantial reinvestment has been made in the available for sale security portfolio, the Company has attempted to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce the sensitivity of the bond’s price to changes in interest rates and lessen interest rate risk. The longer the duration, the greater the impact of changing market rates for similar instruments. At June 30, 2004, the average estimated life of the investment portfolio was 4.7 years (reflective of currently anticipated prepayments). This compares to 4.2 years at December 31, 2003. The approximate 5 month increase in average duration reflects the substantial amount of portfolio replacement over the last six months and investment in longer-term municipal securities.

Loan Portfolio

Loans Held for Sale: As mentioned previously in this report, the loans held for sale by UFM are carried as assets related to discontinued operations on the balance sheet and have been removed from continuing operations. The remaining balance of loans held for sale, $774,000, is held by the Bank through the newly acquired branches in Tennessee.

Loans Held for Investment: Total loans held for investment increased $160.8 million to $1.19 billion at June 30, 2004 from the $1.03 billion level at both December 31, 2003 and June 30, 2003, largely the result of the PCB acquisition ($134.3 million). Considering the $169.5 million increase in deposits ($152.8 million from the PCB acquisition) along with the $160.8 million increase in loans during the first six months of 2004, the loan to deposit ratio increased slightly at June 30, 2004 compared to the December 31, 2003 level. The loan to deposit ratio was 85.1% on June 30, 2004, 83.7% on December 31, 2003 and 81.7% on June 30, 2003.

2004 year to date average loans held for investment of $1.09 billion increased $172 million when compared to the average for the first six months of 2003 of $920 million. This increase was largely due to the June 6, 2003 CommonWealth acquisition (approximately $105 million) as well as the PCB acquisition (approximately $66 million).

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of June 30, 2004, December 31, 2003 and June 30, 2003.

Loan Portfolio Overview
(Dollars in Thousands)

	June 30, 2004		December 31, 2003		June 30, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment:
Commercial and Agricultural	$64,768	5.46%	$69,395	6.76%	$58,501	5.70%
Commercial Real Estate	445,446	37.54%	317,421	30.94%	346,892	33.80%
Residential Real Estate	436,364	36.76%	421,288	41.05%	418,312	40.75%
Construction	113,314	9.55%	98,510	9.60%	73,314	7.14%
Consumer	124,742	10.51%	118,585	11.56%	128,833	12.55%
Other	2,320	0.20%	992	0.10%	791	0.08%

Total	$1,186,954	100.00%	$1,026,191	100.00%	$1,026,643	100.00%

Loans Held for Sale	$774		$18,152		$46,743

Non-Performing Assets

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned (“OREO”) and repossessions. Non-performing assets were $4.9 million at June 30, 2004, $6.2 million at March 31, 2004 and $5.6 million at June 30, 2003. The percentage of non-performing assets to total loans, OREO and repossessions was 0.4% for the quarters ended June 30, 2004 and March 31, 2004, compared to 0.5% at June 30, 2003.

The following schedule details non-performing assets by category at the close of each of the last five quarters:

(In Thousands of Dollars)	June 30	March 31	December 31	September 30	June 30
	2004	2004	2003	2003	2003
Non-accrual	$2,630	$3,588	$2,993	$2,277	$2,547
Ninety Days Past Due and Accruing	—	—	—	124	86
Other Real Estate Owned	2,166	2,571	2,091	2,403	2,787
Repossessions	92	60	75	125	140

	$4,888	$6,219	$5,159	$4,929	$5,560

Restructured loans performing in accordance with modified terms	$382	$392	$356	$362	$368

At June 30, 2004, non-accrual loans decreased $958,000 from March 31, 2004, while ninety day past due and accruing loans remained at zero. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The $958,000 decrease in non-accrual loans during the second quarter of 2004 is largely the result of an elimination through write-down, foreclosure and sale of a commercial real estate loan in the amount of $903,000, while certain non-accrual loans were paid, moved to a current status as a result of improved performance, or were liquidated through foreclosure or repossession. OREO decreased $405,000 at June 30, 2004 from March 31, 2004 as a result of liquidation of real estate or write-down to fair market value. Other real estate owned is carried at the lesser of estimated net realizable fair market value or cost.

In addition to loans which are classified as non-performing and impaired, the Company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. Among these loans at June 30, 2004 was a loan of $12.8 million which warrants close monitoring of a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. The loan is secured by real estate improved with a national franchise hotel and parking building in a major southeast city. The loan is further secured by the guarantee of the principals of the borrowing entity. This loan, which was originated in 1999, performed according to terms until it displayed delinquency in February and March 2003 and was subsequently brought current. The loan remains current as to principal and interest at June 30, 2004. This loan does, however, represent one of the Company’s largest credits and is within an industry which has suffered from declining performance in recent years.

The Company is also monitoring a $3.1 million loan to a hospitality borrower for a new property opened in 2003. The construction and opening of the hotel which secures this loan was delayed and occupancy has not reached projected levels necessary to adequately fund current debt service requirements. The loan is guaranteed by the principals and is senior to a $1.3 million loan by the SBA. The $3.1 million senior loan experienced delinquency during the second quarter. The borrower requested conversion to interest only payments for a period of one year to allow for stabilization of occupancy and cash flow for the property. The Company delayed consideration of the modification request until the principals restored the loan to current status. Subsequent payments of principal and interest were made by the borrower which brought the loan current. The Company has since modified the loan to allow for interest only payments and the loan has remained current since modification.

These loans were appropriately considered in evaluating the adequacy of the allowance for loan losses.

Deposits and Other Borrowings

Total deposits have grown $169.5 million or 13.8% since year-end 2003, largely the result of the PCB acquisition in April, 2004 ($152.8 million). In terms of composition, non-interest-bearing deposits increased $31.2 million ($17.8 million PCB acquisition) or 16.08%. Interest-bearing demand deposits increased $84.5 million ($79.2 million PCB), savings deposits increased $34.3 million ($31.2 million PCB) and time deposits increased $19.5 million ($24.6 million PCB) bringing total interest-bearing deposit growth to $138.3 million ($135.0 million PCB acquisition) or 13.41% from December 31, 2003.

The Company acquired an additional $7.1 million in borrowed funds from the FHLB with the acquisition of PCB. These increases together with a decrease due to the repayment of a line of credit used to fund mortgages held by UFM brought the Company’s borrowings at June 30, 2004 to $107.3 million in convertible and callable advances and $34.4 million of noncallable term advances from the FHLB of Atlanta. For further discussion of FHLB borrowings, see Note 4 to the unaudited consolidated financial statements included in this report. In addition, FCBI issued trust preferred securities in September 2003 of $15.0 million which are also included in the total borrowings of the Company.

Stockholders’ Equity

Total stockholders’ equity was $171.4 million at June 30, 2004, decreasing $3.6 million from the $175.0 million reported at December 31, 2003 through earnings of $9.9 million less dividends paid of $5.6 million, a decrease in other comprehensive income of $7 million, increases of $88,000 due to Stone Capital payments, a $149,000 increase due to stock option exercises and a net decrease due to treasury share transactions of $1.2 million.

The Federal Reserve’s risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2004, the Company’s total risk adjusted capital-to-asset ratio was 11.48% versus 14.55% at December 31, 2003. The Company’s leverage ratio at June 30, 2004 was 6.97% compared with 8.83% at December 31, 2003. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Capital Resources

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($56.3 million), investment securities available for sale ($429.5 million) and Federal Home Loan Bank credit availability of approximately $411.2 million. Cash and cash equivalents as well as advances from the Federal Home Loan Bank are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company maintains a liquidity policy as a means to manage the liquidity risk process and associated risk. The policy includes a Liquidity Contingency Plan that is designed as a tool for the Company to detect liquidity issues promptly in order to protect depositors, creditors and shareholders. The Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company’s quarterly earnings to a decline in the market price of the Company’s stock. The Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments on a recurring basis by management and the Board of Directors.

Interest Rate Risk (IRR) and Asset/Liability Management

While the Company continues to strive to decrease its dependence on net interest income, the Bank’s profitability is dependent to a large extent upon its ability to manage its net interest margin. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of IRR have included shortening the amortized maturity of fixed-rate loans and increasing the volume of adjustable rate loans to reduce the average maturity of the Bank’s interest-earning assets.

The Company’s risk profile continues to reflect a position that is asset sensitive. The substantial level of prepayments and calls on loans and securities are consistent with the low rate environment that prevailed over the past year. In addition, the success of deposit funding campaigns has led to a strong liquidity position as reflected in the level of cash reserves and due from balances of approximately $56.3 million. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment.

The discontinued mortgage operations of UFM used investments commonly referred to as “forward” transactions and “options” or derivatives to balance the risk inherent in interest rate lock commitments made to prospective borrowers. The pipeline of loans is hedged to mitigate unusual fluctuations in the cash flows derived upon settlement of the loans with secondary market purchasers and, consequently, to achieve a desired margin upon delivery. The derivative financial instruments represented by these hedging transactions are recorded at fair value in the Consolidated Balance Sheets and the changes in fair value are reflected in the Consolidated Statements of Income. Until June 30, 2004, UFM utilized mortgage derivative contracts as an interest rate risk management tool to hedge against exposure to changing interest rates as loan commitments were originated. A more complete discussion of loans held for sale, derivative instruments and hedging activities and the underlying impact is included within the Application of Critical Accounting Policies section of the Management’s Discussion and Analysis included herein. After the close of business on June 30, 2004, a plan was implemented in conjunction with the UFM wholesale line of business divestiture to cease using hedging instruments on loan production. The remaining securities in place at June 30, 2004 will be settled through normal business channels and ongoing rate lock commitments will be given to borrowers subject to the Company’s placement with a purchaser/investor.

The Company’s earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company’s defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company’s annual report on Form 10-K for December 31, 2003.

PART I. ITEM 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has not been any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In May, 2004, the Company was named a party to an action filed in the Circuit Court of Nicholas County, West Virginia by Fidelity & Guaranty Life Insurance Company seeking to determine the rights of the Company’s banking subsidiary and members of the LeRose family to $1,000,000 in life insurance proceeds paid on a life insurance policy previously assigned to the Bank as partial collateral for a multimillion indebtedness due and owing to the bank as a consequence of a kiting scheme. The life insurance proceeds have been paid by the insurance company into a court-administered account for ultimate distribution to the rightful owner.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not Applicable

(b)	Not Applicable

(c) Issuer Purchases of Equity Securities

     The following table sets forth purchases by the Company (on the open market) of its equity securities during the three months ended June 30, 2004.

				Maximum
				Number of
			Total Number of	Shares that
	Total # of	Average	Shares Purchased	May yet be
	Shares	Price Paid	as Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan
April 1-30, 2004	—	—	—	295,053
May 1-31, 2004	38,500	26.19	38,500	313,333
June 1-30, 2004	900	26.99	900	314,411

Total	39,400	$26.87	39,400

The Company’s stock repurchase plan allowing the purchase of up to 436,000 shares was announced September 18, 2001, amended by the Board to 500,000 shares on March 18, 2003 and again on May 18, 2004 to purchase up to 550,000 shares. The plan has no expiration date and no plans have expired during the reporting period. No determination has been made to terminate the plan or to stop making purchases.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on April 27, 2004.

(b)	The following directors were elected to serve a three-year term through the date of the 2007 Annual Meeting of Stockholders:

Allen T. Hamner, B. W. Harvey, and John M. Mendez

(c)	Three proposals were voted upon at the annual meeting, which included: 1) the election of the aforementioned directors as Class of 2007; 2) ratification of the 2004 Omnibus Stock Option Plan, and 3) ratification of the selection of Ernst & Young, Charleston, West Virginia, as independent auditors for the year ending December 31, 2004. The results of the proposals and voting are as follows:

Proposal 1. Election of Directors:

	Votes For	Votes Withheld
Allen T. Hamner	7,727,183	171,070
B. W. Harvey	7,788,181	110,073
John M. Mendez	7,806,628	91,626

Proposal 2. Ratification of the 2004 Omnibus Stock Option Plan:

Votes For	6,399,575
Votes Against	417,709
Votes Abstained	222,206
Broker Non-Vote	858,763

Proposal 3. Ratification of the selection of Ernst & Young LLP as independent auditors:

Votes For	7,827,595
Votes Against	9,190
Votes Abstained	61,468

(d)	Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger dated as of January 27, 2003, and amended as of February 25, 2003, among First Community Bancshares, Inc., First Community Bank, National Association, and The CommonWealth Bank. (1)

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (2)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (7)

4.2	Indenture Agreement dated September 25, 2003. (13)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (13)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (13)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (3)

10.1.1	Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan (14)

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (4)

10.3	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2)(5)

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan. (3)

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (3)

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.7	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (8)

10.9	Agreement and Plan of Merger dated as of December 31, 2003 among First Community Bancshares, Inc., First Community Bank, National Association and PCB Bancorp. (9)

10.10	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (10)

10.11	Form of Indemnification Agreement between First Community Bank, N. A., its Directors and Certain Executive Officers. (10)

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan. (12)

10.13*	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan-Stock Award Agreement

11.0	Statement regarding computation of earnings per share. (6)

14.1	Code of Ethics. (11)

15.0*	Acknowledgement of Independent Auditors.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 *	Certification of Chief Executive and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on January 28, 2003 and February 26, 2003.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999 filed on March 30, 2000, as amended April 13, 2000.

(4)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(5)	First Community Bancshares, Inc. has entered into substantially identical agreements with Messrs. Buzzo and Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(6)	Incorporated by reference from Footnote 9 of the Notes to Consolidated Financial Statements included herein.

(7)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003, as amended on March 31, 2003.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003.

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on December 31, 2003.

(10)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003, as amended on March 31, 2003.

(11)	Incorporated by reference from the Annual Report Filed on Form 10-K for the period ended December 31, 2003 filed on March 26, 2004.

(12)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(14)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed on May 7, 2004.

(b)	Reports on Form 8-K

A report on Form 8-K was filed on April 1, 2004 announcing the Company’s completion of the merger between the Company and PCB Bancorp, Inc.

A report on Form 8-K was filed on April 27, 2004 announcing the Company’s first quarter 2004 earnings and proposed sale of the mortgage subsidiary.

A report on Form 8-K was filed on May 19, 2004 announcing that the Company’s Board of Directors updated its authorization of the Stock Repurchase Program.

A report on Form 8-K was filed on May 19, 2004 announcing the declaration of the Company’s second quarter dividend of $0.25 per share payable on or about June 30, 2004 to stockholders of record on June 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: August 6, 2004

/s/ John M. Mendez John M. Mendez President & Chief Executive Officer (Duly Authorized Officer)

DATE: August 6, 2004

/s/ Robert L. Schumacher Robert L. Schumacher Chief Financial Officer (Principal Accounting Officer)

Index to Exhibits

Exhibit No.
10.13	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan-Stock Award Agreement

15.0	Acknowledgement of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Certification of Chief Executive and Chief Financial Officer Section 1350.