Form 10-Q
period 2004-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2004-11-08
CIK 859070

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:             September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒         No ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, $1 Par Value	11,243,991

First Community Bancshares, Inc.

FORM 10-Q

For the quarter ended September 30, 2004

PART I. ITEM 1. Financial Statements

PART I. ITEM 1. Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$37,400	$37,173
Interest-bearing balances with banks	17,678	22,136

Total cash and cash equivalents	55,078	59,309
Securities available for sale (amortized cost of $386,024 at September 30, 2004; $435,912 at December 31, 2003)	391,623	444,194
Securities held to maturity (fair value of $36,334 at September 30, 2004; $40,060 at December 31, 2003)	34,719	38,020
Loans held for sale	1,163	424
Loans held for investment, net of unearned income	1,229,270	1,026,191
Less allowance for loan losses	16,233	14,624

Net loans held for investment	1,213,037	1,011,567
Premises and equipment	36,499	29,816
Other real estate owned	1,636	2,091
Interest receivable	8,770	8,327
Other assets	22,302	17,266
Goodwill	59,121	37,978
Other intangible assets	2,594	1,363
Assets related to discontinued operations	—	22,372

Total Assets	$1,826,542	$1,672,727

Liabilities
Deposits:
Noninterest-bearing	$218,818	$194,046
Interest-bearing	1,143,735	1,031,490

Total Deposits	1,362,553	1,225,536
Interest, taxes and other liabilities	14,616	11,897
Securities sold under agreements to repurchase	111,481	97,651
FHLB borrowings and other indebtedness	142,060	129,616
Junior subordinated debt related to issuance of trust preferred securities	15,000	15,000
Liabilities related to discontinued operations	—	17,992

Total Liabilities	1,645,710	1,497,692

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, $1 par value; 15,000,000 shares authorized ; 11,470,142 and 11,442,348 issued in 2004 and 2003, and 11,243,991 and 11,242,443 outstanding in 2004 and 2003	11,470	11,442
Additional paid-in capital	108,280	108,128
Retained earnings	64,752	56,894
Treasury stock, at cost	(7,029)	(6,407)
Accumulated other comprehensive income	3,359	4,978

Total Stockholders’ Equity	180,832	175,035

Total Liabilities and Stockholders’ Equity	$1,826,542	$1,672,727

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Share and Per Share Data) (Unaudited)

	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans held for investment	$56,195	$52,465	$19,953	$18,591
Interest on securities-taxable	9,659	9,589	2,960	3,070
Interest on securities-nontaxable	4,985	4,851	1,642	1,552
Interest on federal funds sold and deposits in banks	395	482	94	124

Total interest income	71,234	67,387	24,649	23,337

Interest Expense:
Interest on deposits	13,830	15,393	4,702	4,934
Interest on short-term borrowings	5,449	4,203	2,020	1,485
Interest on other debt	643	447	226	150

Total interest expense	19,922	20,043	6,948	6,569

Net interest income	51,312	47,344	17,701	16,768
Provision for loan losses	2,407	2,679	1,152	782

Net interest income after provision for loan losses	48,905	44,665	16,549	15,986

Noninterest Income:
Fiduciary income	1,429	1,275	499	462
Service charges on deposit accounts	6,722	5,905	2,461	2,098
Other service charges, commissions and fees	2,000	1,877	728	640
Other operating income	1,435	881	530	340
Gain on sale of securities	1,509	1,191	60	1,038

Total noninterest income	13,095	11,129	4,278	4,578

Noninterest Expense:
Salaries and employee benefits	19,582	15,097	6,807	5,631
Occupancy expense of bank premises	2,659	2,208	913	752
Furniture and equipment expense	2,108	1,427	735	532
Core deposit amortization	287	178	112	64
Other operating expense	10,737	8,769	3,670	3,203

Total noninterest expense	35,373	27,679	12,237	10,182

Income from continuing operations before income taxes	26,627	28,115	8,590	10,382
Income tax expense	6,817	8,133	1,968	3,164

Income from continuing operations	19,810	19,982	6,622	7,218
Loss from discontinued operations before income tax	(5,531)	(64)	(1,266)	(1,621)
Income tax benefit	(2,006)	(26)	(1,054)	(632)

Loss from discontinued operations	$(3,525)	$(38)	$(212)	$(989)

Net income	$16,285	$19,944	$6,410	$6,229

Basic earnings per common share	$1.45	$1.81	$0.57	$0.55

Diluted earnings per common share	$1.44	$1.79	$0.57	$0.55

Basic earnings per common share from continuing operations	$1.76	$1.81	$0.59	$0.64

Diluted earnings per common share from continuing operations	$1.75	$1.79	$0.58	$0.64

Weighted average basic shares outstanding	11,235,462	11,047,199	11,231,973	11,262,180

Weighted average diluted shares outstanding	11,331,718	11,143,175	11,326,999	11,383,941

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$19,810	$19,982
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Provision for loan losses	2,407	2,679
Depreciation of premises and equipment	2,008	1,352
Core deposit amortization	287	178
Purchase price accounting accretion	(149)	(157)
Net investment amortization and accretion	1,880	2,179
Net gain on the sale of assets	(1,763)	(1,203)
Mortgage loans originated for sale	(18,994)	(26,296)
Proceeds from sale of mortgage loans	18,255	26,955
Decrease (increase) in interest receivable	489	(238)
Increase in other assets	(1,082)	(2,727)
Increase (decrease) in other liabilities	1,418	(3,014)

Net cash provided by operating activities from continuing operations	24,566	19,690

Cash flows from investing activities:
Proceeds from sales of securities available for sale	49,951	9,375
Proceeds from maturities and calls of securities available for sale	105,065	113,224
Proceeds from maturities and calls of securities held to maturity	3,834	1,653
Purchase of securities held to maturity	—	(75)
Purchase of securities available for sale	(78,012)	(220,859)
Net (increase) decrease in loans made to customers	(59,880)	67,846
Purchase of premises and equipment	(5,077)	(5,315)
Sale of equipment	359	59
Net cash (used in) provided by acquisitions	(26,325)	1,562

Net cash used in investing activities from continuing operations	(10,085)	(32,530)

Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits	10,619	(1,269)
Net decrease in time deposits	(22,325)	(11,154)
Net increase in FHLB and other indebtedness	2,629	16,263
Issuance of trust preferred securities	—	14,560
Repayment of other borrowings	(13)	(8,013)
Acquisition of treasury stock	(1,195)	(4,319)
Dividends paid	(8,427)	(8,038)

Net cash used in financing activities from continuing operations	(18,712)	(1,970)

Net cash used in discontinued operations	—	(577)

Cash and Cash Equivalents:
Net decrease in cash and cash equivalents	(4,231)	(15,387)
Cash and cash equivalents at beginning of period	59,309	124,585

Cash and cash equivalents at end of period	$55,078	$109,198

Cash and cash equivalents consist of the following:
Cash and cash equivalents from continuing operations	$55,078	$107,224
Cash and cash equivalents from discontinued operations	—	1,974

	$55,078	$109,198

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share and Per Share Information) (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2003	$9,957	$58,642	$79,084	$(1,982)	$6,761	$152,462
Comprehensive income:
Net income	—	—	19,944	—	—	19,944
Other comprehensive income, net of tax:
Net unrealized loss on securities available for sale	—	—	—	—	(2,433)	(2,433)
Common dividends declared ($.73 per share)	—	—	(8,038)	—	—	(8,038)
Purchase 135,000 treasury shares at $31.99 per share	—	—	—	(4,319)	—	(4,319)
Acquisition of Stone Capital 8,409 shares issued	8	236				244
Acquisition of CommonWealth Bank 389,609 shares issued	390	12,904				13,294
Effect of 10% Stock Dividend	1,035	35,392	(36,427)			-
Option exercises 40,291 shares	40	259		335		634
10% Stock Dividend & Fractional Adjustment	1,038	35,994	(36,583)	(476)		(27)
Issuance of treasury shares to ESOP		43		680		723

Balance June 30, 2003	$11,430	$107,476	$54,563	$(5,286)	$4,328	$172,484

Balance January 1, 2004	$11,442	$108,128	$56,894	$(6,407)	$4,978	$175,035
Comprehensive income:
Net income	—	—	16,285	—		16,285
Other comprehensive income, net of tax:
Net unrealized losses on securities available for sale	—	—	—	—	(1,619)	(1,619)
Common dividends declared ($.75 per share)	—	—	(8,427)	—	—	(8,427)
Purchase 44,400 treasury shares at $26.87 per share	—	—	—	(1,195)	—	(1,195)
2,541 shares issued on Stone Capital acquisition	3	85				88
Option exercises 47,950 shares	25	67		573		665

Balance September 30, 2004	$11,470	$108,280	$64,752	$(7,029)	$3,359	$180,832

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Unaudited Financial Statements

The unaudited consolidated balance sheet as of September 30, 2004, the unaudited consolidated statements of income for the nine and three months ended September 30, 2004 and 2003 and the consolidated statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2004 and 2003 have been prepared by the management of First Community Bancshares, Inc. (“FCBI” or the “Company”). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiary at September 30, 2004 and its results of operations, cash flows, and changes in stockholders’ equity for the nine months ended September 30, 2004 and 2003 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in the Company’s 2003 Annual Report to Stockholders on Form 10-K and has been revised to reflect the discontinued operations of the Company’s mortgage subsidiary, United First Mortgage, which was sold during the third quarter 2004. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report of FCBI on Form 10-K.

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

A new Omnibus Stock Option Plan (“Stock Option Plan”) was approved by shareholders at the annual 2004 meeting of shareholders to be used in conjunction with retention, recruitment and hiring of employees. Options to acquire 42,000 shares of the Company’s common stock and an additional 5,000 stock awards were granted and reserved for future issuance in May 2004 subject to acceptance of agreements by the optionees. The maximum number of grants and awards under this Stock Option Plan is limited to 200,000 shares.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the nine and three month periods ended September 30, 2004 and 2003 would have been estimated as follows:

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Amounts in Thousands)
Net income as reported	$16,285	$19,944	$6,410	$6,229
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	(113)	(60)	(39)

	$16,140	$19,831	$6,350	$6,190

Income from continuing operations	$19,810	$19,982	$6,622	$7,218
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	(113)	(60)	(39)

	$19,665	$19,869	$6,562	$7,179

Earnings per share:
Basic as reported	$1.45	$1.81	$0.57	$0.55
Basic pro forma	$1.44	$1.80	$0.57	$0.55
Diluted as reported	$1.44	$1.79	$0.57	$0.55
Diluted pro forma	$1.42	$1.78	$0.56	$0.54
Earnings per share from continuing operations:
Basic as reported	$1.76	$1.81	$0.59	$0.64
Basic pro forma	$1.75	$1.80	$0.58	$0.64
Diluted as reported	$1.75	$1.79	$0.58	$0.64
Diluted pro forma	$1.74	$1.78	$0.58	$0.63

Note 2. Discontinued Operations

On August 18, 2004, the Company sold its United First Mortgage, Inc. (“UFM”) subsidiary headquartered in Richmond, Virginia. The transaction resulted in the sale of 100% of the stock of UFM for cash consideration of approximately $250,000. The transaction produced a third quarter after-tax gain of approximately $380,000. This sale completes the previously announced plan to exit the mortgage banking business segment.

In connection with the exit from the mortgage banking business and as previously reported, the Company recorded impairment charges of $1,385,000 in the first half of 2004, reducing the carrying value of UFM to its estimated fair value less costs to sell. The loss from discontinued operations was $212,000 for the three months ended September 30, 2004 and $3.5 million for the nine months ended September 30, 2004. Exiting the mortgage banking business eliminated the Company’s exposure to risk associated with the large fluctuations previously experienced in the volume-driven, wholesale mortgage business and its hedged interest rate lock commitments and loans. This change in strategic direction and exit from the mortgage banking business will permit the Company to focus its resources on its core community banking business, which has continued to grow and perform.

The business related to UFM is accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations in accordance with Financial Accounting Standard (“FAS’) 144 for all periods presented in this report. The results of UFM are presented, along with the after-tax gain on sale, as discontinued operations in a separate category on the income statement following results from continuing operations. The results of discontinued operations for the nine months and three months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended		Three Months Ended
(Amounts in Thousands)	September 30,		September 30,
(Unaudited)	2004	2003	2004	2003
INTEREST INCOME:
Interest & fees on loans held for sale	$681	$2,084	$114	$800
Income on investments taxable	6	18	1	5
Interest on fed funds and time deposits	3	8	—	4

	690	2,110	115	809
INTEREST EXPENSE:
Interest on short term borrowings	505	1,653	54	544
Interest on other borrowings	2	2	1	1

	507	1,655	55	545
Net interest income	183	455	60	264
OTHER INCOME:
Gain on securities	13	—	13	—
Mortgage banking income	1,002	6,921	152	507

	1,015	6,921	165	507
OTHER EXPENSES:
Salaries and benefits	2,948	4,865	622	1,559
Occupancy expense	213	325	33	109
Furniture and equipment expense	106	186	29	31
Other operating expense	3,462	2,064	807	693

	6,729	7,440	1,491	2,392
Loss before income taxes	(5,531)	(64)	(1,266)	(1,621)
Applicable income tax benefit	(2,006)	(26)	(1,054)	(632)

NET LOSS	$(3,525)	$(38)	$(212)	$(989)

All assets and liabilities of UFM were disposed of in the third quarter of 2004. Accordingly, these assets and liabilities were not included in the September 30, 2004 interim condensed, consolidated balance sheet. UFM assets and liabilities for the prior period are classified as discontinued in this report. The major asset and liability categories of discontinued operations for the prior period are presented as follows:

December 31,
2003
Assets
Cash and due from banks	$2,243
Securities available for sale	297
Loans held for sale	17,728
Bank premises and equipment	205
Interest receivable	18
Other assets	496
Goodwill & other intangibles	1,385

Total Assets	$22,372

Liabilities
Non-interest bearing deposits	81
Other liabilities	140
Borrowings	17,771

Total Liabilities	17,992

Stockholders’ Equity
Common stock	305
Additional paid-in capital	4,914
Retained earnings	(848)
Accumulated other comprehensive income	9

Total Equity	4,380

Total Liabilities & Stockholders’ Equity	$22,372

Note 3. Reclassifications

Certain Stone Capital fees reflected as fiduciary revenues in the September 30, 2003 income statement were reclassified from fiduciary revenues to “Other Service charges, Commissions and Fees” to conform to the income statement presentation used in preparation of the September 30, 2004 financial statements that are included in this periodic report on Form 10Q. Fiduciary revenues reported for the three and nine month periods ended September 30, 2003 included $87,000 and $255,000, respectively, which related to asset management services provided by Stone Capital. The reclassification had no effect on net income or stockholders equity.

Note 4. Mergers, Acquisitions and Branch Development

After the close of business on March 31, 2004, the Company acquired PCB Bancorp, Inc., a Tennessee-chartered bank holding company (“PCB Bancorp”) headquartered in Johnson City, Tennessee. PCB Bancorp had six full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. At acquisition, PCB Bancorp had total assets of $171.0 million, total net loans of $128.0 million and total deposits of $150.0 million. These resources were included in the Company’s financial statements beginning with the second quarter of 2004.

Under the terms of the merger agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into First Community Bank, N.A. (the “Bank”), a wholly-owned subsidiary of the Company. As a result of the acquisition and preliminary purchase price allocation, approximately $21.3 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

On June 6, 2003, the Company acquired The CommonWealth Bank, a Virginia-chartered commercial bank (“CommonWealth”). CommonWealth’s four branch facilities located in the Richmond, Virginia metro area were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of $136.5 million in assets, including $120.0 million in loans, and $105.0 million in deposits to the Bank. As a result of the purchase price allocation, approximately $14.1 million of goodwill was recorded.

In the second and third quarters of 2003, the Company opened three de novo branches in Winston-Salem, North Carolina. The Company also opened two additional loan production offices during the first quarter of 2004 in Mount Airy and Charlotte, North Carolina. The Charlotte office has since been converted to a full-service branch although it does not exercise paying and receiving privileges. Also in the second quarter of 2004, two new loan production offices were opened in Blacksburg and Norfolk, Virginia.

In January 2003, the Bank completed the acquisition of Stone Capital Management, Inc. (“Stone Capital”) based in Beckley, West Virginia. This acquisition expanded the Bank’s operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. At December 31, 2003, Stone Capital had total assets of $59 million under management and today continues to operate as a separate subsidiary under the name of Stone Capital Management Inc. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represented 50% of the total consideration. In 2003, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and another 2,541 shares were paid to the original shareholders subsequent to December 31, 2003. The balance of the remaining consideration ($175,000) is payable over the next two years in the form of Company common stock, subject to the achievement of minimum requirements set forth in the acquisition agreement. As a result of the purchase price allocation, approximately $360,000 of goodwill was recorded.

Note 5. Securities

As of September 30, 2004, the amortized cost and estimated fair value of securities are as follows:

	September 30, 2004
	(Amounts in Thousands)
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Amounts in Thousands)
U.S. Government agency securities	$221,642	$222,464	$38	$39
States and political subdivisions	108,317	111,352	34,306	35,920
Other securities	56,065	57,807	375	375

Total	$386,024	$391,623	$34,719	$36,334

	December 31, 2003
	(Amounts in Thousands)
	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Amounts in Thousands)
U.S. Government agency securities	$257,629	$258,982	$124	$128
States and political subdivisions	100,708	103,051	37,521	39,557
Other securities	77,575	82,161	375	375

Total	$435,912	$444,194	$38,020	$40,060

Note 6. Loans

As of September 30, 2004, loans net of unearned income consist of the following:

	Loan Portfolio Overview
	(Dollars in Thousands)
	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Loans Held for Investment:
Commercial and agricultural	$97,539	7.93%	$69,395	6.76%
Commercial real estate	439,486	35.76%	317,421	30.94%
Residential real estate	450,266	36.63%	421,288	41.05%
Construction	124,165	10.10%	98,510	9.60%
Consumer	115,720	9.41%	118,585	11.56%
Other	2,094	0.17%	992	0.10%

Total	$1,229,270	100.00%	$1,026,191	100.00%

Loans Held for Sale	$1,163		$424

Loans Held for Sale Included in Assets Related to Discontinued Operations	$—		$17,728

Note 7. Borrowings

Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness are comprised of $107.5 million in convertible and callable advances and $34.6 million of noncallable term advances from the FHLB of Atlanta. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar remaining time periods. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans, mortgage-backed securities, and certain other securities.

The following schedule details the contractual terms of outstanding FHLB advances, rates and corresponding final maturities at September 30, 2004. Also included in the table are the fair value adjustments related to debt obligations acquired in the CommonWealth Bank and People’s Community Bank acquisitions. The unamortized premium of approximately $390,000 is being amortized as interest expense over the anticipated life of the borrowings and is reflected as an adjustment to the effective rate paid.

	September 30, 2004
	Principal Amount				Next Call
	of Advance		Rate	Maturity	Date
	(Amounts in Thousands)
Callable advances:
	$1,297		4.14%	05/02/07	05/02/05
	25,000		5.71%	03/17/10	12/17/04
	25,000		6.11%	05/05/10	11/05/04
	25,000		6.02%	05/05/10	11/05/04
	25,000		5.47%	10/04/10	01/04/05
	6,188		4.75%	01/31/11	10/30/04

		$107,485

Noncallable advances:	930		4.55%	11/23/05	N/A
	431		5.01%	12/11/06	N/A
	5,000		1.68%	01/30/07	N/A
	2,000		6.27%	09/22/08	N/A
	25,000		1.90%	06/30/06	N/A
	1,192		2.95%	07/01/13	N/A

		34,553

Total advances		$142,038

UFM maintained a warehouse line of credit (maximum available $15 million) with a third party which was entered into in the third quarter of 2003 and used to fund mortgage loan inventory. Following the decision to sell UFM, this line was paid off and then terminated with the sale of UFM. Other various debt obligations of the Company were approximately $22,000 at September 30, 2004.

In September 2003, the Company issued $15 million of junior subordinated debentures to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”) with an interest rate of three month LIBOR plus 2.95%. The Trust was able to purchase the junior subordinated debentures through the issuance of trust preferred securities which had substantially identical terms as the junior subordinated debentures. The junior subordinated debentures mature on October 8, 2033 and are callable beginning October 8, 2008. The net proceeds from the offering were contributed as capital to the Bank to support further growth.

On May 6, 2004, the Federal Reserve Board (“FRB”) issued a notice of proposed rulemaking in regards to trust preferred securities and the definition of capital. In general, the FRB proposed to allow the continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a three-year transition period.

Note 8. Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk at September 30, 2004 are commitments to extend credit (including availability of lines of credit) of $150.0 million and standby letters of credit and financial guarantees written of $8.0 million.

In September 2003, the Company issued, through the Trust, $15.0 million of trust preferred securities in a private placement. In connection with the issuance of the preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount including all accrued and unpaid distributions or the amount of assets of the trust remaining available for distribution.

Throughout 2004 the Company has been engaged in a state tax audit involving state income, franchise and sales tax in one of the states whose the Company operates. During the third quarter of fiscal 2004, the Company received early indications of the state tax department’s position on various income and franchise tax matters and ultimately received estimates, from the state tax representatives of potential additional state income and franchise tax liabilities. The Company’s review of the potential assessments revealed a position, which favors the Company and which, if sustained, could result in state income and franchise tax refunds. The Company and tax counsel continue to evaluate possible exposure under the state tax audit as well as the advancement of the more favorable tax positions and believe that the Company has established appropriate provisions for state income and franchise taxes within a range of possible outcomes, given the uncertainty of the state tax audit and changes in the Company’s state tax filings.

Pursuant to the August 2004 sale of UFM the Bank agreed to indemnify the purchaser of UFM from various losses or claims arising from redemption of service release premiums (through January 2005), certain defaults on loans sold through August 2005 and up to a maximum of $1.25 million, specific litigation, certain contracts, indemnification agreements with national investors and the Department of Housing and Urban Development and certain employment related claims, if any (up to a maximum of $1.0 million), all as more specifically set forth in a Stock Purchase Agreement dated August 17, 2004 and previously filed as an exhibit to Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 18, 2004.

Note 9. Other Comprehensive Income

The Company currently has one component of other comprehensive income, which is comprised of unrealized gains and losses on securities available for sale, detailed as follows:

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Amounts in Thousands)		(Amounts in Thousands)
Other Comprehensive Income:
Unrealized (losses) gains arising during the period	$(1,205)	$(2,876)	$8,944	$(5,935)
Related income tax benefit (expense)	482	1,151	(3,578)	2,374

Unrealized (losses) gains arising during the period, net of tax	(723)	(1,725)	5,366	(3,561)
Reclassification adjustment for gains realized in net income	(1,493)	(1,180)	(52)	(1,037)
Tax expense of reclassification	597	472	21	415

Other comprehensive (loss) gain	(1,619)	(2,433)	5,335	(4,183)
Beginning accumulated other comprehensive gain (loss)	4,978	6,761	(1,976)	8,511

Ending accumulated other comprehensive income	$3,359	$4,328	$3,359	$4,328

Note 10. Recent Accounting Developments

In March 2004, the Emerging Issue Task Force reached a consensus opinion on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations. The contractual cashflows of the Company’s mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Because a decline in the fair value is attributable to changes in rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

On March 9, 2004, the SEC issued SAB 105, “Application of Accounting Principles to Loan Commitments” to inform registrants of the SEC Staff’s view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under Statement 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. Though the Company sold its loans through the discontinued segment on a servicing released basis, the Company adopted the provisions of SAB 105 on January 1, 2004 and this had the impact of reducing the fair value of such instruments by $252,000 at March 31, 2004.

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

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. On May 6, 2004, the Federal Reserve issued a proposed rule that would continue to allow trust preferred securities, such as the Trust, to constitute Tier 1 capital for bank holding companies. The proposed rules would impose stricter quantitative and qualitative limits on the Tier 1 treatment of trust preferred securities. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a holding company’s core capital elements. The proposed rule would amend the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill. It is possible that the Federal Reserve rules will not be adopted as proposed and that the Federal Reserve will conclude that trust preferred securities should no longer be treated as Tier 1 regulatory capital. At June 30, 2004, $15 million in trust preferred securities issued by FCBI Capital Trust were outstanding and treated as Tier 1 capital for bank regulatory purposes. If FCBI’s outstanding trust preferred securities at September 30, 2004 were not treated as Tier 1 capital at that date, FCBI’s Tier 1 leverage capital ratio would have declined from 7.40% to 6.55%, its Tier 1 risk-based capital ratio would have declined from 10.44% to 9.24%, and its total risk-based capital ratio would have declined from 11.72% to 10.52% as of September 30, 2004. These reduced capital ratios would continue to meet the applicable “well capitalized” Federal Reserve capital requirements.

Note 11. Earnings per Share

The following schedule details earnings and shares used in computing basic and diluted earnings per share for the nine and three months ended September 30, 2004 and 2003.

	For the Nine Months Ended		For the Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Basic:
Income (in thousands) continuing operations	$19,810	$19,982	$6,622	$7,218
Loss (in thousands) discontinued operations	(3,525)	(38)	(212)	(989)

Net income (in thousands)	$16,285	$19,944	$6,410	$6,229

Weighted average shares outstanding	11,235,462	11,047,199	11,231,973	11,262,180
Dilutive shares for stock options	93,715	91,479	92,485	117,264
Contingently issuable shares for acquisition	2,541	4,497	2,541	4,497
Weighted average dilutive shares outstanding	11,331,718	11,143,175	11,326,999	11,383,941
Basic:
Earnings per share continuing operations	$1.76	$1.81	$0.59	$0.64
(Loss) earnings per share discontined operations	(0.31)	(0.00)	(0.02)	(0.09)
Earnings per share	1.45	1.81	0.57	0.55
Diluted:
Diluted earnings per share continuing operations	$1.75	$1.79	$0.58	$0.64
Diluted (loss) earnings per share discontined operations	(0.31)	(0.00)	(0.01)	(0.09)
Diluted earnings per share	1.44	1.79	0.57	0.55

Note 12. Provision and Allowance for Loan Losses

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

Formula allowances, based on historical loss experience, are available to cover homogeneous groups of loans not individually evaluated. The formula allowance is developed and evaluated against loans in general by specific category (commercial, mortgage, and consumer). The allowance is developed for each loan category based upon a review of net historical loss percentages for the Company and other qualitative factors. The calculated percentage is considered in determining the estimated allowance excluding any relationships specifically identified and individually evaluated. While consideration is given to credit weaknesses for specific loans and classifications within the various categories of loans, the allowance is available for all loan losses.

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

Report of Independent Registered Public Accounting Firm

The Audit Committee of the Board of Directors
First Community Bancshares, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of September 30, 2004, and the related consolidated statements of income for the three month and nine month periods ended September 30, 2004 and 2003 and the consolidated statements of cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

November 5, 2004

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

The Company is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.83 billion at September 30, 2004. FCBI provides financial, trust and investment advisory services to individuals and commercial customers through 52 full-service banking locations, four loan production offices and two trust and investment management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The Bank is the parent of Stone Capital , a SEC registered investment advisory firm, that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ National market under the symbol “FCBC”.

FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements”, including statements contained in its filings with the SEC (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or consolidated results of operations.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of the Company’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in management’s discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments.

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

As more fully described in the Notes to the Consolidated Financial Statements and in the discussion included in this management’s discussion and analysis, the Company determines the allowance for loan losses by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by the Company’s credit administration department to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

In connection with the sale of UFM in August 2004, the Company ceased its practice of hedging mortgage banking assets. Although the Company originates loans to be sold on a best efforts basis, the amount and volume of such loans is not material to the Company’s operations as of September 30, 2004. Accordingly, the Company no longer employs derivative securities to hedge interest rate risk on loans originated for sale. A complete discussion of derivatives and hedging accounting policies is included in the Company’s first and second quarter reports and its 2003 annual report on Form 10-K.

CORPORATE DEVELOPMENT, GROWTH, AND STRATEGIC PLANNING

The Company has positioned itself as a community bank and financial services alternative to larger regional banks which often provide less emphasis on personal relationships and smaller community banks which lack capital and resources to efficiently serve customer needs. In recent years, the Company has implemented its strategic plan through the pursuit of growth in new markets, including strategically targeted metro markets within Virginia, West Virginia, North Carolina and Tennessee. While the Company’s mission to serve as a community bank has remained unchanged, management believes that entry into new markets through acquisitions and de novo offices will accelerate the Company’s historical growth rate and better position it for future growth by building its network in areas offering more commercial growth, by diversifying the demographics of its customer base and customer prospects and by generally increasing its sales and service network.

As part of its strategic plan, the Company has set long-term goals for growth through acquisitions, through new branches and loan production offices and through internally generated growth within its established branch network. During the implementation of the early phases of the strategic plan, the Company has achieved significant successes and, like most growth oriented companies, encountered challenges along the way. The more significant challenges include: strong competition from bank and non-bank competitors within and outside its regional market, aggressive pricing by competitors in the commercial and commercial real estate loan arena, and slow internal deposit growth resulting from the historically low interest rate environment.

Despite these challenges, the Company has succeeded in establishing new offices in seven new market areas including four new loan production offices in the last three quarters and three new full service offices since the second quarter of 2003. The Company has completed two bank acquisitions and one wealth management acquisition since January 2003 and has grown total resources by almost 20% over the last six quarters and almost 50% in the past 3 -1/2 years. Along with these successes, the Company has also experienced slower than planned internal deposit growth in legacy markets and, in August of this year, exited the once lucrative, but highly volatile, mortgage banking segment. As a proximate result of these recent events and in conjunction with its ongoing strategic planning process, the Company has revised its growth targets from $4 billion in total assets to approximately $3 billion through the end of the 2007 planning period. The reductions will be made primarily in the area of internal growth, reflecting lower rates of deposit generation in legacy markets. Otherwise, the Company will continue its planned expansion with attention to growth in wealth management services and continued focus on new offices and bank acquisitions as the market allows. See Note 4 to the Consolidated Financial Statements and the following discussion for a summary of the most recent expansion activities of the Company.

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

Under the terms of the acquisition agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into First Community Bank, N. A., a wholly-owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

General

Net income for the nine months ended September 30, 2004 was $16.3 million or $1.45 per basic and $1.44 per diluted share compared with $19.9 million or $1.81 per basic and $1.79 per diluted share for the nine months ended September 30, 2003. Return on average equity for the nine months ended September 30, 2004 was 12.3% compared to 16.23% for the nine months ended September 30, 2003. Return on average assets was 1.21% for the nine months ended September 30, 2004 compared to 1.67% for the nine months ended September 30, 2003. Income from continuing operations for the nine months ended September 30, 2004 was $19.8 million, versus $20.0 million for the nine months ended September 30, 2003. Return on average equity from continuing operations for the first nine months of 2004 was 14.97% compared to 16.26% for the first nine months of last year. Return on average assets from continuing operations was 1.49% compared to 1.74% for the first nine months of 2003.

On August 18, 2004, the Company sold its UFM subsidiary. The transaction resulted in the sale of 100% of the stock of UFM for cash consideration of approximately $250,000. The transaction produced a third quarter after tax gain of approximately $380,000. In connection with the exit from the mortgage banking business and as previously reported, the Company recorded impairment charges of $1,385,000 in the first half of 2004, reducing the carrying value of the subsidiary to its estimated fair value less costs to sell. Exiting the mortgage business eliminated the Company’s exposure to risk associated with the large fluctuations previously experienced in the volume-driven, wholesale business and its hedged interest rate lock commitments and closed loans. The change in strategic direction and exit of the mortgage business permitted the Company to focus its resources on its core community banking business, which has continued to grow and perform. The loss from discontinued operations was $212,000 or $0.02 per basic and $0.01 per diluted share for the third quarter of 2004 and $3.5 million or $0.31 per diluted share for the nine months ended September 30, 2004.

Net Interest Income — Year-to-date Comparison (See Table I)

Net interest income, the largest contributor to earnings, was $51.3 million for the nine months ended September 30, 2004 compared to $47.3 million for the corresponding period in 2003. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. As indicated in Table I, tax equivalent net interest income totaled $54.1 million for the nine months ended September 30, 2004, an increase of $4.0 million from the $50.1 million reported in the first nine months of 2003. This $4.0 million increase was based on a $8.9 million increase in volume as earning assets were added to the portfolio which was partially offset by a $4.9 million reduction due to rate changes on the underlying assets as asset yields fell in the declining rate environment. Management was able to help counter the effect of the declining asset yield through aggressive management of deposit rates. Average earning assets increased $201.7 million while interest-bearing liabilities increased $192.1 million. As indicated in Table I, the yield on average earning assets decreased 51 basis points from 6.59% for the nine months ended September 30, 2003 to 6.08% for the nine months ended September 30, 2004. However, this decrease was largely offset by a 32 basis point decline in the cost of funds during the same period leaving the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) lower at 4.16% compared to 4.33% for the same period last year. The Company’s tax equivalent net interest margin of 4.45% for the nine months ended September 30, 2004 decreased 25 basis points from 4.70 % in 2003.

The largest contributor to the decrease in the yield on average earning assets in 2004, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 72 basis points from the prior year to 6.63%, as loans repriced downward in response to the declining rate environment while the average balance increased $176.8 million. The decline in asset yield is attributable to the current interest rate environment which creates refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, asset yields have declined in response to the current low rate environment.

During the nine months ended September 30, 2004, the taxable equivalent yield on securities available for sale decreased 28 basis points to 4.62% while the average balance increased by $39.3 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as the refinancing opportunity presents itself. Although the total portfolio grew by $39.3 million from September 30, 2003, the relative rate on securities acquired since that time has declined substantially. The increasing average security balance is the result of continued reinvestment of available funds largely through bank acquisitions. The September 30, 2004 average balance of investment securities held to maturity decreased by $3.3 million to $36.5 million while the yield decreased 14 basis points to 7.96% compared to the September 30, 2003 year-to-date average yield of 8.10%.

Compared to the September 30, 2003, average interest-bearing balances with banks decreased $8.4 million to $31.8 million at September 30, 2004 while the yield increased 8 basis points to 1.65%.

The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities decreased by 32 basis points from 2.25% for the nine months ended September 30, 2003 to 1.93% for the same period of 2004 while the average volume increased $192.1 million.

When comparing the nine months ended September 30, 2004 to the corresponding period of the prior year, the 2004 average balance of FHLB and other short-term convertible and callable borrowings increased by $62.7 million in 2004 to $128.7 million due primarily to the allocation of FHLB borrowings to the discontinued segment while the rate decreased 127 basis points to 4.63%, the result of the addition of balances acquired with the CommonWealth and PCB acquisitions and the addition of new advances at lower rates which partially funded the PCB acquisition. The average balance of all other borrowings increased $6.9 million for the first nine months of 2004 vs. 2003 as a result of the issuance of $15 million in trust preferred securities late in the third quarter of 2003, while the rate paid decreased 89 basis points.

Average fed funds and repurchase agreements increased $8.5 million at September 30, 2004, while the average rate decreased 52 basis points compared to the same period in 2003. In addition, the average balances of interest-bearing demand and savings deposits increased $74.6 million and $30.2 million, respectively, for the nine months ended September 30, 2004. While the average rate paid on demand deposits increased 8 basis points as a result of money market deposits acquired in the PCB purchase, the average rate paid on savings declined 9 basis points. Average time deposits increased $9.3 million while the average rate paid decreased 50 basis points from 2.94% in 2003 to 2.44% in 2004. The level of average non-interest-bearing demand deposits increased $34.3 million to $208.9 million at September 30, 2004 compared to the corresponding period of the prior year. Average interest bearing deposits and non-interest bearing demand deposits for the acquired CommonWealth Bank branches totaled $65.2 million and $27.0 million, respectively, at September 30, 2004 and $25.7 million and $14.8 million, respectively, at September 30, 2003. Included in the September 30, 2004 average balances related to the PCB acquisition for interest-bearing and non-interest bearing deposits were $89.2 million and $12.1 million at September 30, 2004, respectively.

Net Interest Income — Quarterly Comparison (See Table II)

Net interest income for the quarter ended September 30, 2004 was $17.7 million compared to $16.8 million for the same period in 2003, an increase of $933,000. Likewise, tax equivalent net interest income increased $680,000 from $17.6 million for the quarter ended September 30, 2003, to $18.3 million for the quarter ended September 30, 2004 (refer to Table II). A 6 basis point decrease in the rate paid on interest-bearing liabilities partially offset a 29 basis point decline in the average rate earned on interest-earning assets, resulting in a decrease in the net interest margin of 28 basis points to 4.38% for the quarter ended September 30, 2004. While the net interest margin decreased, average earning assets increased $163.2 million in the third quarter of 2004 compared to the third quarter of 2003 resulting in the improvements in net interest income. The largest increases in average earning assets included increases in average loans held for investment of $182.0 million and securities available for sale increased $2.8 million. In the third quarter of 2004, investment securities held to maturity decreased $4.2 million, average interest-bearing deposits with banks decreased $16.6 million and Fed Funds Sold decreased $113,000. The $680,000 increase in net interest income was achieved through the combined effect of changes in volume and corresponding rates on the underlying assets and liabilities. Earnings attributable to the net volume increase in earning assets over paying liabilities was approximately $8.2 million while the effect of declining rates represented an offsetting net reduction of approximately $7.6 million for a combined effect on net interest income of an additional $680,000. The volume driven increase in net interest income is largely attributable to the PCB acquisition which contributed $1.3 million in net interest income in the third quarter of 2004.

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

Similar to the decline in asset yields created by the current interest rate cycle, deposit and borrowing costs also have been adjusted when possible to obtain this benefit on the liability side of the balance sheet. As previously mentioned, management continues to strive for lower cost funding in light of falling asset yields. Management monitors the overall performance of assets and interest-bearing liabilities through the Company’s product management group. Total interest-bearing liabilities increased $171.4 million with average interest-bearing deposits increasing $114.5 million. The average rate on interest-bearing liabilities dropped 6 basis points. The rate paid on interest-bearing deposits decreased by 16 basis points from 1.87% in 2003 to 1.71% in 2004. Average Fed Funds purchased and repurchase agreements increased $6.2 million while the average rate decreased 26 basis points. Average short-term borrowings increased $43.9 million while the rate decreased 18 basis points and long-term borrowings increased $6.8 million while the rate decreased 59 basis points.

Table I

	AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	(Dollars in Thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
Earning Assets:
Loans (2):
Held for Investment:
Taxable	$1,128,762	$56,047	6.64%	$951,996	$52,264	7.35%
Tax-Exempt	4,918	227	6.17%	5,530	311	7.52%

Total	1,133,680	56,274	6.63%	957,526	52,575	7.35%
Allowance for Loan Losses	(15,883)			(14,717)

Net Total	1,117,797	56,274		942,809	52,575
Securities Available for Sale:
Taxable	331,158	9,638	3.89%	306,613	9,555	4.17%
Tax-Exempt	107,318	5,513	6.86%	92,563	5,079	7.34%

Total	438,476	15,151	4.62%	399,176	14,634	4.90%
Securities Held to Maturity:
Taxable	422	21	6.65%	602	33	7.33%
Tax-Exempt	36,114	2,157	7.98%	39,274	2,383	8.11%

Total	36,536	2,178	7.96%	39,876	2,416	8.10%
Interest-Bearing Deposits	31,812	394	1.65%	40,162	473	1.57%
Fed Funds Sold	80	1	0.90%	950	9	1.27%

Total Earning Assets	1,624,701	73,998	6.08%	1,422,973	70,107	6.59%
Other Assets	153,704			113,004
Assets Related to Discontinued Operations	19,969			58,223

Total	$1,798,374			$1,594,200

Interest-Bearing Liabilities:
Demand Deposits	$294,024	$1,621	0.74%	$219,463	$1,088	0.66%
Savings Deposits	214,065	896	0.56%	183,859	891	0.65%
Time Deposits	618,758	11,313	2.44%	609,488	13,413	2.94%

Total Deposits	1,126,847	13,830	1.64%	1,012,810	15,392	2.03%
Fed Funds Purchased & Repurchase Agreements	107,977	987	1.22%	99,520	1,292	1.74%
FHLB Convertible and Callable Advances	128,652	4,462	4.63%	65,977	2,911	5.90%
Other Borrowings	17,012	643	5.05%	10,080	448	5.94%

Total Interest-Bearing liabilities	1,380,488	19,922	1.93%	1,188,387	20,043	2.25%
Demand Deposits	208,905			174,591
Other Liabilities	14,472			15,069
Liabilities Related to Discontinued Operations	17,693			58,223
Stockholders’ Equity	176,816			157,930

Total	$1,798,374			$1,594,200

Net Interest Income, Tax Equivalent		$54,076			$50,064

Net Interest Rate Spread (3)			4.16%			4.33%

Net Interest Margin (4)			4.45%			4.70%

(1)	Fully Taxable Equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest earning assets.

Table II

	AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	(Dollars in Thousands)
	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
Earning Assets:
Loans (2):
Held for Investment:
Taxable	$1,208,446	$19,899	6.55%	$1,026,606	$18,533	7.17%
Tax-Exempt	5,236	82	6.23%	5,077	91	7.11%

Total	1,213,682	19,981	6.55%	1,031,683	18,624	7.17%
Allowance for Loan Losses	(16,535)			(15,807)

Net Total	1,197,147	19,981		1,015,876	18,624
Securities Available for Sale:
Taxable	309,742	2,957	3.80%	327,106	3,067	3.72%
Tax-Exempt	109,133	1,839	6.70%	88,991	1,591	7.09%

Total	418,875	4,796	4.55%	416,097	4,658	4.44%
Securities Held to Maturity:
Taxable	411	3	3.16%	553	8	5.74%
Tax-Exempt	34,684	688	7.89%	38,699	789	8.09%

Total	35,095	691	7.90%	39,252	797	8.06%
Interest Bearing Deposits	13,330	94	2.81%	29,901	123	1.63%
Fed Funds Sold	—	—	0.00%	113	1	3.51%

Total Earning Assets	1,664,447	25,562	6.11%	1,501,239	24,203	6.40%
Other Assets	167,149			130,805
Assets Related to Discontinued Operations	9,315			64,603

Total	$1,840,911			$1,696,647

Interest-Bearing Liabilities:
Demand Deposits	$319,331	$938	1.17%	$237,931	$356	0.59%
Savings Deposits	224,298	327	0.58%	186,503	280	0.60%
Time Deposits	617,251	3,737	2.41%	621,930	4,297	2.74%

Total Deposits	1,160,880	5,002	1.71%	1,046,364	4,933	1.87%
Fed Funds Purchased & Repurchase Agreements	114,670	362	1.26%	108,484	416	1.52%
FHLB Convertible and Callable Advances	131,728	1,658	5.01%	87,837	1,069	4.83%
Other Borrowings	17,016	226	5.28%	10,209	151	5.87%

Total Interest-Bearing Liabilities	1,424,294	7,248	2.02%	1,252,894	6,569	2.08%
Demand Deposits	218,073			194,949
Other Liabilities	13,344			15,259
Liabilities Related to Discontinued Operations	8,831			64,603
Stockholders’ Equity	176,369			168,942

Total	$1,840,911			$1,696,647

Net Interest Income, Tax Equivalent		$18,314			$17,634

Net Interest Rate Spread (3)			4.09%			4.32%

Net Interest Margin (4)			4.38%			4.66%

(1)	Fully Taxable Equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest earning assets.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision for loan losses is calculated to bring the allowance to a level, which, according to a systematic process of measurement, reflects the amount management believes is needed to absorb probable losses within the portfolio.

Management performs quarterly assessments to determine the appropriate level of allowance. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria. Commercial, consumer and mortgage loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans. Management’s allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. While management has attributed the allowance for loan losses to various portfolio segments, the allowance is available for the entire portfolio.

The allowance for loan losses was $16.2 million on September 30, 2004, compared to $14.6 million at December 31, 2003 and $15.7 million at September 30, 2003. The allowance for loan losses represents 441% of non-performing loans at September 30, 2004, versus 489% and 653% at December 31, 2003 and September 30, 2003, respectively. When other real estate and repossessions are combined with non-performing loans, the allowance equals 303% of non-performing assets at September 30, 2004 versus 283% and 318% at December 31, 2003 and September 30, 2003, respectively. The increase in the allowance since September 2003 and December 2003 is primarily attributable to the acquisition of PCB Bancorp, new loan volume and changes in various qualitative risk factors specific to that portfolio. The allowance attributable to the PCB Bancorp portfolio at the date of acquisition was $1.8 million.

FCBI’s allowance for loan loss activity for the nine and three month periods ended September 30, 2004 and 2003 are as follows:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands)		(Dollars in Thousands)
Beginning balance	$14,624	$14,410	$16,160	$15,708
Provision	2,407	2,679	1,152	782
Balance acquired in acquisitions	1,786	1,584	—	—
Charge-offs	(3,456)	(4,100)	(1,312)	(991)
Recoveries	872	1,107	233	181

Ending balance	$16,233	$15,680	$16,233	$15,680

Based on the allowance for loan losses of approximately $16.2 million, $14.6 million and $15.7 million at September 30, 2004, December 31, 2003, and September 30, 2003, respectively, the allowance to loans held for investment ratio was 1.32% at September 30, 2004, 1.43% at December 31, 2003 and 1.53% for September 30, 2003. Management considers the allowance adequate based upon its analysis of the portfolio as of September 30, 2004.

The provision for loan losses for the nine month period ended September 30, 2004 decreased to $2.4 million when compared to the nine month period ending September 30, 2003 of $2.7 million. The decrease is largely attributable to stable asset quality and improving loan loss history, changes in risk factors assigned in certain portfolio segments, offset by an increase in volume within certain portfolio segments. Net charge-offs for the first nine months of 2004 were $2.6 million, down 13.7% from $3.0 million for the corresponding period in 2003. Expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.30% for the nine months ended September 30, 2003 to 0.22% for the same period of 2004. The decrease in net charge-offs is primarily attributable to an approximate $1.0 million charge-off that occurred during the first quarter 2003. Net charge-offs for the quarters ended September 30, 2004 and September 30, 2003 were $1.1 million, or 0.09%, and $810,000 or 0.08%, respectively, of average loans held for investment.

Non-interest Income

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $2.0 million, or 17.7%, from $11.1 million for the nine months ended September 30, 2003 to $13.1 million for the corresponding period in 2004. Along with an increase in deposits stemming from bank acquisitions, service charges on deposit accounts increased $817,000 or 13.8% while other service charges, commissions and fees reflected gains of $378,000 or 23.3%.

During the three month period ended September 30, 2004, the Company realized a gain on sale of securities of approximately $1.4 million due to the sale of $25.0 million of corporate bonds held in the Company’s available-for-sale investment portfolio, the market value of which had declined in step with the flattening of the Treasury yield curve. The proceeds from the sale of these securities in the second quarter of 2004 provided sufficient liquidity to pay-off overnight borrowings and assisted the Company in funding increased loan demand. These gains, along with smaller gains on securities called, compared to those of the same period of 2003 reflect a year over year gain of $318,000.

Fiduciary revenues, which include fees for trust services, increased $37,000 for the third quarter of 2004 versus the corresponding quarter in 2003. These revenues were up $154,000 for the nine months ended September 30, 2004 versus 2003. Fiduciary revenues reported for the three and nine months ended September 30, 2003 included $87,000 and $255,000, respectively, which related to asset management services provided by Stone Capital. These fees have been reclassified to “Other Service charges, Commissions and Fees” in this report to conform to the classification of Stone Capital fees in 2004. The increase in fiduciary revenues in 2004 relates to both account and asset growth within the trust division which came under new management in early 2004. The increase in fiduciary revenues also includes an increase of $73,000 in mutual fund shareholder service fees which were previously retained by an outsourced investment advisor. The trust division terminated the relationship with the service provider in early 2003. Stone Capital asset management fees also grew from $255,000 in 2003 to $358,000 in 2004 for the nine month periods. This growth reflects the initial stages of expansion of the retail asset management services under SCM and its addition of 2 Investment Advisors and the licensing of a number of Investment Associates within the bank branches. Asset management fees under Stone Capital increased from $87,000 in the third quarter of 2003 to $152,000 in the current quarter, up 74%, reflecting good early results from the addition of Investment Associates and related annuity sales.

Total non-interest income for the third quarter of 2004 was $4.3 million a decrease of $300,000 compared to the third quarter of 2003. Contributing to this decrease was the aforementioned security gains of approximately $1.0 million realized in the third quarter of 2003 while only $60,000 were realized in the third quarter of 2004. Service charges on deposit accounts and other service charges, commissions and fees increased $363,000 and $175,000, respectively; in 2004 consistent with the nine-month trend and the impact of the PCB acquisition. Other operating income increased $190,000 for the three month period ended September 30, 2004 compared to the same period of 2003 between the two quarters largely due to the $150,000 recovery of escrow funds from the terminated UFM buyout.

Non-interest Expense

Non-interest expense totaled $35.4 million for the nine months ended September 30, 2004, increasing $7.7 million or 27.8% over the same period of 2003. This increase is primarily attributable to a $4.5 million increase in salaries and benefits as a result of the addition of CommonWealth Bank in June 2003 ($869,000), the acquisition of PCB in the second quarter of 2004 ($1.2 million), the salaries and benefits associated with three North Carolina de novo branches opened in late 2003, the opening of two new North Carolina loan production offices in the first quarter of 2004 ($1.0 million), and two new loan production offices in Virginia ($98,000), as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth.

For the nine months ended September 30, 2004, year-to-date occupancy and furniture and equipment expense increased by $1.1 million compared to 2003. The general level of occupancy cost grew largely as a result of the CommonWealth acquisition ($143,000), the PCB Bancorp acquisition ($317,000), increases in depreciation and insurance costs associated with new de novo branches ($188,000) and depreciation associated with continued investment in operating equipment and technology infrastructure.

For the nine months ended September 30, 2004, all other operating expense accounts increased $2.0 million compared to the same period of 2003. The most significant increases were related to the additional costs associated with the opening of three new branches in Winston-Salem and two loan production offices in Charlotte and Mount Airy, North Carolina ($265,000), the opening of two loan production offices in Virginia ($55,000), the acquisition of CommonWealth in Richmond, Virginia ($109,000) and the Tennessee acquisition of PCB Bancorp ($387,000). Other operational and data processing expenses also increased as a result of the acquisition and branching activity, such as correspondent bank fees ($131,000) and telephone and network charges ($193,000). Also, legal fees ($295,000) and consulting fees ($150,000) increased for the nine months ended 2004 compared to 2003.

As mentioned in the year-to-date discussion, non-interest expenses for the quarter ended September 30, 2004 compared to the same period of 2003 were significantly impacted by the Company’s acquisition and branching activity. Total non-interest expense for the quarter ended September 30, 2004 increased $2.1 million over the same period in 2003. $1.2 million of this increase was an increase in salaries and benefits. For the three months ended September 30, 2004, occupancy and furniture and fixtures increased $364,000 in aggregate, and amortization of intangibles increased $48,000. For the three months ended September 30, 2004, all other operating expenses increased $467,000, primarily related to acquisition and expansion related expenses.

Income Taxes

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include i) income on state and municipal securities which are exempt from federal income tax, ii) certain dividend payments which are deductible by the company, iii) for 2003 and 2004, goodwill impairment expense which is not deductible, and iv) for the third quarter of 2004, the loss on the sale of the UFM subsidiary which had a significant tax basis over and above its book carrying value.

State and municipal income and the dividends deduction are permanent differences that occur on a regular basis. Goodwill impairment expense is infrequent and has historically been related to the UFM subsidiary, which has been sold. The difference related to the excess tax over book basis of the UFM subsidiary was a one time event linked to the sale of the mortgage subsidiary. This item resulted in a substantial reduction in the effective income tax rate for the three and nine-month periods ended September 30, 2004. This difference arose due to the non-deductible goodwill impairment charges associated with the sale of the UFM subsidiary. Because those charges (expenses) were not deductible, they resulted in permanent differences which increased the effective tax rate in 2003 and the first three quarters of 2004. Goodwill expense, by its very nature, is a permanent difference. These expenses did, however, reduce the carrying basis of the mortgage subsidiary and resulted in permanent difference of approximately $950,000 in the third quarter of 2004, which reduced the combined effective tax for the quarter to 12.5%. This compares with a combined effective tax rate of 28.9% for the third quarter of 2003. The effective tax rate for the nine months ended September 30, 2004 was 22.8% compared with 28.9% for the corresponding period in 2003.

Income tax expense is classified according to continuing operations and discontinued operations. The $950,000 tax benefit associated with the loss on the sale of UFM is included in Income Tax Benefit — Discontinued Operations on the income statement.

Throughout 2004 the Company has been engaged in a state tax audit involving state income, franchise and sales tax in one of its state tax jurisdictions. During the third quarter of this year, the company began to receive early indications of the state tax department’s position on various income and franchise tax matters and ultimately received estimates, by the state tax representatives, of potential additional state income and franchise tax liabilities. The Company’s review of the potential assessments revealed a position, which favors the company and which, if sustained, could result in state income and franchise tax refunds. The Company and tax counsel continue to evaluate possible exposure under the state tax audit as well as the advancement of the more favorable tax positions and believe that the Company has established appropriate provisions for state income and franchise taxes within a range of possible outcomes, given the uncertainty of the state tax audit and changes in the company’s state tax filings.

FINANCIAL POSITION

At September 30, 2004 total assets increased by $153.8 million since December 31, 2003. The increase was primarily driven by the acquisition of PCB Bancorp in April 2004 which added $171.0 million in total assets. Included with the acquisition, which also represents the primary components of other changes to line items of the balance sheet, were the addition of $128.0 million in loans, $21.3 million in goodwill, $4.0 million in premises and equipment, $150.0 million in deposits and $7.1 million in borrowings. In addition, the sale of UFM resulted in a $22.4 million reduction in assets related to the discontinued mortgage banking segment.

Securities

Securities held to maturity totaled $34.7 million at September 30, 2004, a decrease of $3.3 million from December 31, 2003. The decrease is due primarily to paydowns, maturities and calls within the portfolio during the first nine months of 2004. The market value of investment securities held to maturity was 104.7% and 105.4% of book value at September 30, 2004 and December 31, 2003, respectively. Recent trends in interest rates have the effect of reducing the portfolio market value since December 31, 2003 since the market value of debt securities reacts inversely to rate movements.

Securities available for sale were $391.6 million at September 30, 2004 compared to $444.2 million at December 31, 2003, a decrease of $52.5 million. This change reflects the purchase of $78.0 million in securities, $38.0 million in maturities and calls, proceeds from sales of $48.5 million, the acquisition of $28 million with the PCB Bancorp purchase, a market value decrease of approximately $2.7 million, the continuation of larger pay-downs of $67.1 million on mortgage-backed securities and collateralized mortgage obligations triggered by the low interest rate environment and approximately $1.9 million in bond premium amortization. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the stockholders’ equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gains after taxes of $3.4 million at September 30, 2004, represent a decrease of $1.6 million from the $5.0 million gain at December 31, 2003, the result of market value adjustments in reaction to rate movements on similar instruments as well as gains realized on sales completed in the first nine months of 2004.

Although substantial reinvestment has been made in the available for sale security portfolio, the Company has attempted to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce the sensitivity of the bond’s price to changes in interest rates and lessen interest rate risk. The longer the duration, the greater the impact of changing market rates for similar instruments. At September 30, 2004, the average estimated life of the investment portfolio was 4.0 years (reflective of currently anticipated prepayments). This compares to 4.2 years at December 31, 2003. The approximate 2 month decrease in average duration reflects the focus on investing in shorter duration instruments given the current interest rate environment.

The Registrant’s available-for-sale securities portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Registrant’s intent and ability to hold the security to recovery or maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statements of Income.

Loan Portfolio

Loans Held for Sale: As mentioned previously in this report, UFM was sold during the third quarter 2004. The loans held for sale by UFM in prior periods are carried as assets related to discontinued operations on the balance sheet and have been removed from continuing operations. The remaining $1.2 million balance of loans held for sale at September 30, 2004 is held by the Bank, largely through the newly acquired branches in Tennessee.

The process employed by the Tennessee branches acquired from PCB Bancorp is to sell these longer-term loans to an investor on a best efforts basis such that the Company does not absorb the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at September 30, 2004 was $2.7 million on 21 loans. The underlying value of this pipeline is immaterial to the Company's financial statements as a whole but will continue to be evaluated for significant changes.

Loans Held for Investment: Total loans held for investment increased $203.1 million to $1.23 billion at September 30, 2004 from the $1.03 billion level at both December 31, 2003 and September 30, 2003, largely the result of the PCB Bancorp acquisition ($130.0 million) and increased loan production. Considering the $137.0 million increase in deposits ($144.2 million from the PCB Bancorp acquisition) along with the $203.1 million increase in loans during the first nine months of 2004, the loan to deposit ratio increased slightly at September 30, 2004 compared to the December 31, 2003 level. The loan to deposit ratio was 90.2% at September 30, 2004, 83.4% on December 31, 2003 and 83.4% at September 30, 2003.

2004 year to date average loans held for investment of $1.13 billion increased $176.2 million when compared to the average for the first nine months of 2003 of $957.5 million. This increase was largely due to the June 6, 2003 CommonWealth acquisition (approximately $89 million) as well as the PCB Bancorp acquisition (approximately $68 million).

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of September 30, 2004, December 31, 2003 and September 30, 2003.

Loan Portfolio Overview
(Dollars in Thousands)

	September 30, 2004		December 31, 2003		September 30, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment:
Commercial and agricultural	$97,539	7.93%	$69,395	6.76%	$68,268	6.64%
Commercial real estate	439,486	35.76%	317,421	30.94%	325,524	31.67%
Residential real estate	450,266	36.63%	421,288	41.05%	416,189	40.48%
Construction	124,165	10.10%	98,510	9.60%	93,711	9.11%
Consumer	115,720	9.41%	118,585	11.56%	123,625	12.02%
Other	2,094	0.17%	992	0.10%	872	0.08%

Total	$1,229,270	100.00%	$1,026,191	100.00%	$1,028,189	100.00%

Loans Held for Sale	$1,163		$424		$206

Loans Held for Sale Included in Assets Related to Discontinued Operations	$—		$17,728		$16,483

Non-Performing Assets

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned (“OREO”) and repossessions. Non-performing assets were $5.4 million at September 30, 2004, $5.2 million at December 31, 2003 and $4.9 million at September 30, 2003. The percentage of non-performing assets to total loans, OREO and repossessions was 0.4% for the quarters ended September 30, 2004 and June 30, 2004 compared to 0.5% for the quarter ended September 30, 2003.

The following schedule details non-performing assets by category at the close of each of the last five quarters:

	September 30	June 30	March 31	December 31	September 30
(In Thousands)	2004	2004	2004	2003	2003
Non-accrual	$3,679	$2,630	$3,588	$2,993	$2,277
Ninety days past due and accruing	—	—	—	—	124
Other real estate owned	1,636	2,166	2,571	2,091	2,403
Repossessions	40	92	60	75	125

	$5,355	$4,888	$6,219	$5,159	$4,929

Restructured loans performing in accordance with modified terms	$368	$382	$392	$356	$362

At September 30, 2004, non-accrual loans increased $1.0 million from June 30, 2004, while ninety day past due and accruing loans remained at zero. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. The $1.0 million increase in non-accrual loans during the third quarter of 2004 is largely the result of two credits from the Tennessee market. The addition of the two credits from the Tennessee market aggregated $1.4 million. The first credit in the amount of $728,000 is secured by commercial real estate and the Bank is in the process of resolution and liquidation. The second credit in the amount of $645,000 was secured by inventory. The inventory was destroyed by fire. The Bank is pursuing collection from the insurance company. Full collection of this credit is anticipated. OREO decreased $530,000 at September 30, 2004 from June 30, 2004 as a result of liquidation of real estate or write-down to fair market value. Other real estate owned is carried at the lesser of estimated net realizable fair market value or cost.

In addition to loans which are classified as non-performing, the Company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. Among these loans at September 30, 2004 was a loan of $12.2 million which warrants close monitoring of a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. The loan is secured by real estate improved with a national franchise hotel and parking building in a major southeast city. The loan is further secured by the guarantee of the principals of the borrowing entity. This loan, which was originated in 1999, performed according to terms until it displayed delinquency in February and March 2003 and was subsequently brought current. The loan remains current as to principal and interest at September 30, 2004. This loan does, however, represent one of the Company’s largest credits and is within an industry which has suffered from declining performance in recent years.

The Company is also monitoring a $3.1 million loan to a hospitality borrower for a new property opened in 2003. The construction and opening of the hotel which secures this loan was delayed and occupancy has not reached projected levels necessary to adequately fund current debt service requirements. The loan is guaranteed by the principals and is senior to a $1.3 million loan by the SBA. The $3.1 million senior loan experienced delinquency during the second quarter. The borrower requested conversion to interest only payments for a period of one year to allow for stabilization of occupancy and cash flow for the property. The Company delayed consideration of the modification request until the principals restored the loan to current status. Subsequent payments of principal and interest were made by the borrower which brought the loan current. The loan has remained current since modification. Quarterly monitoring of the credit indicates that the occupancy and cash flow has improved.

These loans were appropriately considered in evaluating the adequacy of the allowance for loan losses.

Deposits and Other Borrowings

Total deposits grew by $137.1 million or 11.2% during the nine months ended September 30, 2004, largely as a result of the PCB acquisition in April, 2004 ($144.2 million). Non-interest-bearing deposits increased $24.8 million ($19.3 million PCB Bancorp acquisition) or 12.77%. Interest-bearing demand deposits increased $78.1 million ($73.3 million PCB Bancorp), savings deposits increased $31.7 million ($30.0 million PCB Bancorp) and time deposits increased $2.4 million during the nine months ended September 30, 2004. Although PCB Bancorp contributed $21.5 million in time deposits in the third quarter of 2004, that increase was largely offset by time deposit portfolio attrition in existing portfolios due to strong rate competition and the Company’s focus on lower cost non-maturity deposits. The Company has attempted to control the cost of the time deposit portfolio which resulted in attrition of time deposits. Total interest-bearing deposits grew $112.2 million during the nine months ended September 30, 2004 including $124.8 million from the PCB Bancorp acquisition resulting in a 10.9% increase from December 31, 2003.

During 2004, the Company paid off a line of credit used to fund mortgages held by UFM and acquired an additional $7.1 million in borrowed funds from the FHLB with the acquisition of PCB Bancorp bringing the Company’s borrowings at September 30, 2004 to $107.5 million in convertible and callable advances and $34.6 million of noncallable term advances from the FHLB of Atlanta. For further discussion of FHLB borrowings, see Note 7 to the unaudited consolidated financial statements included in this report. In addition, FCBI issued trust preferred securities in September 2003 of $15.0 million which are also included in the total borrowings of the Company.

Stockholders’ Equity

Total stockholders’ equity was $180.8 million at September 30, 2004, increasing $5.8 million from the $175.0 million reported at December 31, 2003 through earnings of $16.3 million less dividends paid of $8.4 million, a decrease in other comprehensive income of $1.6 million, increases of $88,000 due to Stone Capital payments, a $665,000 increase due to stock option exercises and a net decrease due to treasury share transactions of $1.2 million.

The FRB’s risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2004, the Company’s total risk adjusted capital-to-asset ratio was 11.72% versus 14.55% at December 31, 2003. The Company’s leverage ratio at September 30, 2004 was 7.40% compared with 8.83% at December 31, 2003. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Capital Resources

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances ($55.1 million), investment securities available for sale ($391.6 million) and FHLB credit availability of approximately $404.3 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company maintains a liquidity policy as a means to manage the liquidity risk process and associated risk. The policy includes a Liquidity Contingency Plan (“Liquidity Plan”) that is designed as a tool for the Company to detect liquidity issues promptly in order to protect depositors, creditors and shareholders. The Liquidity Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company’s quarterly earnings to a decline in the market price of the Company’s stock. The Liquidity Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments on a recurring basis by management and the Board of Directors.

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

The Company’s risk profile continues to reflect a position that is asset sensitive. The substantial level of prepayments and calls on loans and securities are consistent with the low rate environment that prevailed over the past year. In addition, the success of deposit funding campaigns has led to a strong liquidity position as reflected in the level of cash reserves and due from balances of approximately $55.1 million at September 30, 2004. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment.

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

As a result of Section 404 of the Sarbanes-Oxley Act of 2002 and associated rules, the Company will be required to include in its Annual Report on Form 10-K for the year ending December 31, 2004 a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting. As part of the process of preparing for compliance with the Section 404 requirements, the Company has conducted, under the supervision of senior management, a review of its internal control over financial reporting. As a result, management has made improvements to the Company’s internal control through the date of filing of this report as part of its normal review process. The Company’s management believes that these changes in internal control will only serve to improve the Company’s internal control through the addition of added processes to enhance control over general ledger access and certain approvals for additions to payroll and payroll master files for one division within the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     (a) Not Applicable

     (b) Not Applicable

     (c) Issuer Purchases of Equity Securities The following table sets forth purchases by the Company (on the open market) of its equity securities during the three months ended September 30, 2004.

				Maximum
				Number of
			Total Number of	Shares that
	Total # of	Average	Shares Purchased	May yet be
	Shares	Price Paid	as Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan
July 1-31, 2004	—	$—	—	314,411
August 1-31, 2004	—	—	—	319,957
September 1-30, 2004	80	31.38	80	323,849

Total	80	$31.38	80

The Company’s stock repurchase plan allowing the purchase of up to 436,000 shares was announced September 18, 2001, amended by the Board of Directors to 500,000 shares on March 18, 2003 and again on May 18, 2004 to purchase up to 550,000 shares. The plan has no expiration date and no plans have expired during the reporting period. No determination has been made to terminate the plan or to stop making purchases.

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.	Exhibit
3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (1)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (6)

4.2	Indenture Agreement dated September 25, 2003. (10)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (10)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (10)*

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (1) and Plan. (2)*

10.1.1	Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan (11)*

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (3)*

10.3	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (1)(4)*

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan. (2)*

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)*

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (1)*

10.7	First Community Bancshares, Inc. Wrap Plan. (6)*

10.8	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (7)*

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (8)*

10.10	Form of Indemnification Agreement between First Community Bank, N. A., its Directors and Certain Executive Officers. (8)*

10.11	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan. (9)*

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan-Stock Award Agreement (12)*

11.0	Statement regarding computation of earnings per share. (5)

15.0	Acknowledgement of Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification of Chief Executive and Chief Financial Officer Section 1350.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999 filed on March 30, 2000, as amended April 13, 2000.

(3)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(4)	First Community Bancshares, Inc. has entered into substantially identical agreements with Messrs. Buzzo and Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(5)	Incorporated by reference from Footnote 11 of the Notes to Consolidated Financial Statements included herein.

(6)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003, as amended on March 31, 2003.

(7)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003.

(8)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003, as amended on March 31, 2003.

(9)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed on May 7, 2004.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed on August 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: November 8, 2004

/s/ John M. Mendez

John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)

DATE: November 8, 2004

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