Form 10-K
period 2004-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2005-03-16
CIK 859070

ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2004
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to
Commission File Number 0-19297
First Community Bancshares, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	55-0694814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Community Place, Bluefield, Virginia (Address of principal executive offices)	24605-0989 (Zip Code)
Registrant’s telephone number, including area code:
(276) 326-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

NONE	NONE
Securities registered pursuant to Section 12(g) of the Act:
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004. $351,070,611 based on the closing sales price at that date
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 8, 2005. Common Stock, $1 par value- 11,258,748
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement for the annual meeting of shareholders to be held April 26, 2005 are incorporated by reference in Part III of this Form 10-K.

Part I

Item 1.	Business
General
      First Community Bancshares, Inc. (“FCBI” or the “Company”, “Corporation” or “Registrant”) is a one-bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. (“FCBNA” or the “Bank”), a national association that conducts commercial banking operations within the states of Virginia, West Virginia, North Carolina and Tennessee. United First Mortgage, Inc. (“UFM”), acquired in the latter part of 1999, was a wholly owned subsidiary of FCBNA through August 17, 2004 and served as a wholesale and retail distribution channel for FCBNA’s mortgage banking business segment. In August, the Company sold 100% of its interest in UFM. Accordingly, the Company’s financial statements have been reformatted to segregate the assets, liabilities, operations and cash flows of this “discontinued operating segment.” The required information concerning discontinued operations is set forth in Note 18 of the Consolidated Financial Statements included herein. FCBNA also owns Stone Capital Management (“Stone Capital”), an investment advisory firm purchased in January, 2003. The Company had total consolidated assets of approximately $1.8 billion at December 31, 2004 and conducts commercial and mortgage banking business through 53 full-service banking locations, six loan production offices, and two trust and investment management offices.
      On March 31, 2004, the Company acquired PCB Bancorp, Inc., a Tennessee-chartered bank holding company (“PCB Bancorp”) headquartered in Johnson City, Tennessee. PCB Bancorp has six full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. At acquisition, PCB Bancorp had total assets of $171.0 million, total net loans of $128.0 million and total deposits of $150.0 million. These resources were included in the Company’s financial statements beginning with the second quarter of 2004. Concurrent with the PCB Bancorp acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into the Bank.
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
      At December 31, 2004, the principal assets of FCBI included all of the outstanding shares of common stock of the Bank. FCBNA is a nationally chartered bank organized under the banking laws of the United States. FCBNA engages in general commercial and retail banking business in West Virginia, Virginia, North Carolina and Tennessee through 53 full-service branch facilities and six loan production offices. It provides safe deposit services and makes all types of loans, including commercial, mortgage and personal loans. FCBNA also provides trust services and its bank deposits are insured by the FDIC. FCBNA is a member of the Federal Reserve System and is a member of the Federal Home Loan Bank (FHLB) of Atlanta. Regulatory oversight of the banking subsidiary is conducted by the Office of the Comptroller of the Currency (OCC).
Forward-Looking Statements
      This Annual Report on Form 10-K may include “forward-looking statements”, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company’s control). The words “may”, “could”, “should”, “would”, “believe”,

“anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements; the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company’s non-interest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.
      The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement.
Risk Factors

FCBI and its subsidiary business are subject to interest rate risk and variations in interest rates may negatively affect its financial performance.
      We are unable to predict actual fluctuations of market interest rates with complete accuracy. Rate fluctuations are affected by many factors, including inflation, recession, a rise in unemployment, tightening the money supply and domestic and international disorder and instability in domestic and foreign financial markets.
      Changes in the interest rate environment may reduce profits. We expect that the Company and FCBNA will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. The Company is vulnerable to continued declines in interest rates because of its slightly asset sensitive balance sheet profile, in which its assets will reprice downward at rates exceeding the repricing characteristics of liabilities. As a result, material and prolonged declines in interest rates would decrease the Company’s net interest income and corresponding net interest margin. Conversely, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.
      Changes in interest rates affect the net interest income earned on the Company’s debt securities portfolios as well as the value of the securities portfolio. In addition, changes in interest rates affect the net interest income FCBNA earns on loans held for investment. Consequently, changes in the levels of market interest rates could materially and adversely affect the Company’s net interest spread, the market value of the loans and securities and the overall profitability.

FCBNA’s ability to pay dividends is subject to regulatory limitations which, to the extent FCBI requires such dividends in the future, may affect FCBI’s ability to pay its obligations and pay dividends.
      FCBI is a separate legal entity from FCBNA and its subsidiaries and does not have significant operations of its own. FCBI currently depends on FCBNA’s cash and liquidity as well as dividends to pay FCBI’s operating expenses and dividends to shareholders. No assurance can be made that in the future FCBNA will have the capacity to pay the necessary dividends and that the Company will not require dividends from

FCBNA to satisfy FCBI’s obligations. The availability of dividends from FCBNA is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors that the Office of the Comptroller of the Currency (OCC), the Bank’s primary regulator, could assert that payment of dividends or other payments by FCBNA are an unsafe or unsound practice. In the event FCBNA is unable to pay dividends sufficient to satisfy FCBI’s obligations and FCBNA is unable to pay dividends to the Company, FCBI may not be able to service its obligations as they become due, including payments required to be made to the FCBI Capital Trust, a business trust subsidiary of FCBI, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from FCBNA could adversely affect FCBI’s financial condition, results of operations, cash flows and prospects.

FCBNA’s allowance for loan losses may not be adequate to cover actual losses.
      Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan defaults and non-performance. FCBNA’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect FCBNA’s operating results. FCBNA’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond FCBNA’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review FCBNA’s loans and allowance for loan losses. While we believe that FCBNA’s allowance for loan losses is adequate to provide for probable losses, we cannot assure you that we will not need to increase FCBNA’s allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect FCBNA’s earnings and profitability.

FCBI’s business is subject to various lending and other economic risks that could adversely impact FCBI’s results of operations and financial condition.
      Changes in economic conditions, particularly an economic slowdown, could hurt FCBI’s business. FCBI’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond FCBI’s control. A deterioration in economic conditions, in particular an economic slowdown within the Company’s geographic region, could result in the following consequences, any of which could hurt FCBI’s business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for FCBI’s products and services may decline; and

•	collateral for loans made by the Company may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with FCBI’s loans held for investment.

A downturn in the real estate market could hurt FCBI’s business.
      FCBI’s business activities and credit exposure are concentrated in West Virginia, Virginia, North Carolina, Tennessee and the surrounding southeast region. A downturn in this regional real estate market could hurt FCBI’s business because of the geographic concentration within this regional area. If there is a significant decline in real estate values, the collateral for FCBI’s loans will provide less security. As a result, FCBI’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

The Company’s level of credit risk is increasing due to the expansion of its commercial lending, and the concentration on middle market customers with heightened vulnerability to economic conditions.
      At December 31, 2004, the Bank’s commercial and commercial real estate portfolio was $538.7 million, an increase of $151.9 million since December 2003, largely the result of the PCB acquisition completed in the second quarter of 2004. As the portfolio increased, so did the relative weighting of this category of loans from 37.8% to 43.5% of the portfolio balance from December 31, 2003 to year-end 2004. Commercial business and commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business and commercial real estate loans involve risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Most of the commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by the Company in the last several years and the borrowers may not have experienced a complete business or economic cycle.

FCBNA may suffer losses in its loan portfolio despite its underwriting practices.
      FCBNA seeks to mitigate the risks inherent in FCBNA’s loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although FCBNA believes that its underwriting criteria are appropriate for the various kinds of loans it makes, FCBNA may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in FCBNA’s allowance for loan losses.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them.
      FCBI and its subsidiaries’ operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of FCBI’s operations. FCBI believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because FCBI’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact FCBI’s operations, including, among other things, matters pertaining to corporate governance, requirements for listing and maintenance on national securities exchanges and over the counter markets, Securities and Exchange Commission (SEC) rules pertaining to public reporting disclosures and banking regulations governing the amount of loans that a financial institution, such as FCBNA, can acquire for investment from an affiliate. In addition, the Financial Accounting Standards Board, made changes which will require, among other things, the expensing of the costs relating to the issuance of stock options. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance more difficult or expensive, restrict FCBI’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by FCBNA or otherwise adversely affect FCBI’s business, financial condition or prospects.

FCBI faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by the Company and its subsidiaries, which could hurt FCBI’s business.
      FCBI’s business operations are centered primarily in West Virginia, Virginia, North Carolina, Tennessee and the surrounding southeast region. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. FCBI also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, FCBNA’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.
      Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than FCBI, may be able to offer the same loan products and services that FCBI offers at more competitive rates and prices. If FCBI is unable to attract and retain banking clients, FCBI may be unable to continue FCBNA’s loan and deposit growth and the Company’s business, financial condition and prospects may be negatively affected.
Employees
      The Registrant and its subsidiary, FCBNA, employed 688 full time equivalent employees at December 31, 2004. Management considers employee relations to be excellent.
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

Regulation of the Company
      General. The Company is a bank holding company within the meaning of the Bank Holding Act of 1956, as amended (“BHCA”), and is registered as such with the Board of Governors of the Federal Reserve System. The registrant is required to file with the Board of Governors quarterly reports of the Company and the Bank and such other information as the Board of Governors may require. The Federal Reserve makes periodic examinations of the Company, typically on an annual basis.
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
      Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. At December 31, 2004, the Company’s Tier I capital and total capital ratios were 10.80% and 12.09%, respectively.
      In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. The Company’s leverage ratio, at December 31, 2004, was 7.62%.
      Trust Preferred Securities. Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and the accounts of such issuer trusts have been included in the consolidated financial statements of such parent companies. However, in January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46. FIN 46 was effective immediately for interests in variable interest entities acquired after January 31, 2003, and, as originally issued, was effective in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. The Company followed the guidance on FIN 46, which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity on the formation of the Company’s trust, FCBI Capital Trust, in September, 2003. The Company reports the aggregate principal amount of the junior subordinated debentures it issues to the trust as a liability, records offsetting assets for the cash and common securities received from the trust in its consolidated balance sheet, and reports interest payable on the junior subordinated debentures as an interest expense in its consolidated statements of operations.
      The Company is required by the Federal Reserve to maintain certain levels of capital for bank regulatory purposes. Since 1996, it has been the position of the Federal Reserve that certain qualifying amounts of cumulative preferred securities having the characteristics of preferred securities could be included as Tier 1 regulatory capital for bank holding companies; however, capital received from the sale of such cumulative preferred securities, including the preferred securities, cannot constitute, as a whole, more than 25% of Tier 1 regulatory capital (the “25% capital limitation”). Amounts in excess of the 25% capital limitation would constitute Tier 2 or supplementary capital. In March 2005, the Federal Reserve issued final rules that would continue to allow trust preferred securities to be included in Tier 1 regulatory capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. As finalized, the Federal Reserve’s rule would retain trust preferred securities as an element of Tier 1 regulatory capital, but with stricter quantitative limitations following a five-year transition period. As of March 31, 2009, the aggregate amount of trust preferred securities and cumulative perpetual preferred stock, as well as certain additional elements of Tier 1 capital which are identified in the final rule, may not exceed 25% of a bank holding company’s Tier 1 capital, net of goodwill less any associated deferred tax liability.
      Financial Support of Affiliated Institutions. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. In addition, any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of the Bank
      General. The Bank is a nationally chartered bank organized under the banking laws of the United States and is subject to extensive regulation and examination by the OCC and the FDIC. The federal laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the aforementioned regulatory authorities to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OCC, the FDIC or the U.S. Congress could have a material adverse impact on the Company and its operations.
      FDIC Insurance Assessments. The deposits of the Bank are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the “BIF”), which is administered by the FDIC. The FDIC has adopted regulations establishing a risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on (1) the bank’s capitalization and (2) supervisory evaluations provided to the FDIC by the institution’s primary Federal regulator. Each insured bank’s insurance assessment rate is then determined by the risk category in which it is classified by the FDIC. The annual insurance premiums on bank deposits insured by the BIF currently vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories.
      The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.
      Prompt Corrective Action. The Federal Deposit Insurance Corporation Act, as amended (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An FDIC-insured bank will be “well capitalized” if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. A depository institution’s capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2004, the Bank had capital levels that qualify it as being “well capitalized” under such regulations.
      Capital Requirements. The Bank is subject to capital requirements adopted by the OCC similar to the capital requirements for the Company. The capital ratios of the Bank are set forth in Note 13 to the Consolidated Financial Statements included herewith.
      Payment of Dividends and Borrowings. The Bank is subject to certain restrictions which limit the amounts and the manner in which it may loan funds to the Company. The Bank is further subject to restrictions on the amount of dividends that can be paid to the Company in any one calendar year without prior approval by primary regulators. Payment of dividends by the Bank to the Company cannot exceed net profits, as defined, for the current year combined with net profits for the two preceding years. In addition, any distribution that might reduce the Bank’s equity capital to unsafe levels or which, in the opinion of regulatory agencies, is not in the best interests of the public, could be prohibited. For additional information, see Note 13 to the Consolidated Financial Statements included herewith.
      Community Reinvestment Act and the Fair Lending Laws. The Bank has a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of its community, including low and moderate income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the applicable federal regulatory agencies and/or the Department of Justice taking enforcement actions against the institution. Based on its most recent examination, the Bank received a satisfactory rating with respect to its performance pursuant to the Community Reinvestment Act.
      Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in the FHLB. At December 31, 2004, the Bank had $10.5 million of FHLB stock.
      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non personal time deposits. At December 31, 2004, the Bank was in compliance with these requirements.
Recent Banking and Other Legislation
      Sarbanes-Oxley Act of 2002. In July 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”) implementing legislative reforms intended to address corporate and accounting improprieties. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

      The SOA addresses, among other matters: audit committees for all reporting companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; a prohibition on insider trading during pension plan black out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers; expedited filing requirements for Form 4’s; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.
      The International Capital Accord, adopted by the Committee on Banking Supervision of the Bank for International Settlements in 1988, established the current risk-based capital standards for banking firms. The modifications to the original Basel Accord, after a thorough review, have resulted in a complete overhaul. The Committee has issued a number of Consultative Papers on this subject and in June 2004, issued the revised framework which remains the subject of additional impact assessments with a targeted implementation date of December 2007.
      The intended result of Basel II is a process that will significantly improve the current capital standards applied to internationally active banking institutions and a more appropriate allocation of capital to support the risks inherent in the balance sheets of these financial institutions. The implementation of the new Accord will be first applied to the largest financial institutions but will ultimately be directed throughout the industry on a global basis. The impact of the Accord on the industry has resulted in a new focus on the processes, methodologies and systems used to measure and monitor portfolio credit risks. In addition, it is intended to expand the scope of the risk-based capital standard to encompass all of the risks within a banking group and their subsidiaries as well as bank holding companies. Implementation of the new capital standards throughout the industry is anticipated to take several years, which will allow for systems processes and procedures to be developed.
Website Access to Company Reports
      The Company makes available free of charge on its website at www.fcbinc.com its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission. Investors are encouraged to access these reports, the Company’s Code of Conduct and the other information about the Company’s business on its website.

Item 2.	Properties
      The principal offices of the Corporation and FCBNA are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. The Bank operates with 53 full-service branches throughout Virginia, West Virginia, North Carolina and Tennessee and two trust and investment management offices, as well as Stone Capital, an investment advisory firm based in West Virginia. The Corporation’s banking subsidiary owns in fee 43 banking offices while others are leased or are located on leased land. There are no mortgages or liens against any property of the Bank or the Corporation. The Bank operates 51 Automated Teller Machines (“ATMs”).

First Community Bank, N. A.
1001 Mercer Street
Princeton, West Virginia
24740-5939
(304) 487-9000 or (304) 327-5175
Stafford Commons
One Stafford Commons
Princeton, WV 24740
(304) 431-9024
211 Federal Street
Bluefield, West Virginia 24701-0950
(304) 325-7151
Mercer Mall
Bluefield, WV 24701-0950
(304) 327-0431
101 Sanders Lane
Bluefield, Virginia 24605
(276) 322-5487
Highway 52
Bluefield, West Virginia 24701-3068
(304) 589-3301
100 Market Street
Man, West Virginia 25635
(304) 583-6525
Corner of Main & Latrobe Streets
Grafton, West Virginia 26354-0278
(304) 265-1111
216 Lincoln Street
Grafton, West Virginia 26354-1442
(304) 265-5111
Main Street
Rowlesburg, West Virginia 26425
(304) 454-2431
16 West Main Street
Richwood, West Virginia 26261
(304) 846-2641
Railroad and White Avenue
Richwood, West Virginia 26261
(304) 846-2641
874 Broad Street
Summersville, West Virginia 26651
(304) 872-4402
Route 20 & Williams River Road
Cowen, West Virginia 26206
(304) 226-5924
Route 55, Red Oak Plaza
Craigsville, West Virginia 26205
(304) 742-5101
111 Citizens Drive
Beckley, West Virginia 25801-2970
(304) 252-9400
50 Brookshire Lane
Beckley, West Virginia 25801-6765
(304) 254-9041 (lease expires 4/1/05)
298 Stokes Drive
Hinton, West Virginia 25951
(304) 466-5502 (lease expires 2/27/09)
U.S. 219 North
Lindside, West Virginia 24951
(304) 753-4311
643 E. Riverside Drive
Tazewell, Virginia 24651
(276) 988-5577
12410 Gayton Road
Richmond, Virginia 23233
(804) 754-8140 (lease expires 11/30/18)
101 Brookfall Dairy Road
Elkin, North Carolina 28621
(336) 835-2265
5519 Mountain View Road
Hays, North Carolina 28635
(336) 696-2265
57 N. Main Street
Sparta, North Carolina 28675
(336) 372-2265
150 N. Center Street
Taylorsville, North Carolina 28681
(828) 632-2265
5610 University Parkway
Winston-Salem, North Carolina 27105
(336) 776-9262
3001 Waughtown Street
Winston-Salem, North Carolina 27107
(336) 788-2005
101 Vermillion Street
Athens, West Virginia 24712
(304) 384-9010

Corner of Bank & Cedar Streets
Pineville, West Virginia 24874-0249
(304) 732-7011
East Pineville Branch
(304) 732-7011
Mullens Shopping Plaza
Route 54
Mullens, West Virginia 25882
(304) 294-0700 (land lease expires 8/31/07)
Route 10, Cook Parkway
Oceana, West Virginia 24870-1680
(304) 682-8244
2 West Main Street
Buckhannon, West Virginia 26201-0280
(304) 472-1112
302 Washington Square
Richlands, Virginia 24641
(276) 964-7454
Chase Street & Alley 7
Clintwood, Virginia 24228
(276) 926-4671
747 Fort Chiswell Road
Max Meadows, Virginia 24360
(276) 637-3122
8044 Main Street
Pound, Virginia 24279
(276) 796-5431
910 East Main Street
Wytheville, Virginia 24382
(276) 228-1901 (lease expires 2/20/07)
431 South Main Street
Emporia, Virginia 23847-2313
(434) 634-8866
4677 Main Street
Drakes Branch, Virginia 23937
(434) 568-3301
125 West Atlantic Street
Emporia, Virginia 23847
(434) 634-6555
511 Main Street
Clifton Forge, Virginia 24422
(540) 862-4251
901 Moorefield Park Drive
Suite 111
Richmond, Virginia 23236
(804) 237-7373 (lease expires 11/30/09)
9310 Midlothian Turnpike
Richmond, Virginia 23235
(804) 323-4100
707 East Main Street
Richmond, Virginia 23219
(804) 649-8030 (lease expires 11/30/08)
900 North Parham Road
Richmond, Virginia 23229
(804) 741-4600
2000 W. First Street, Suite 102
Winston-Salem, North Carolina 27104
(336) 723-0375 (lease expires 11/30/13)
901 Moorefield Park Drive
Suite 111
Richmond, VA 23236 (lease expires 11/30/09)
People’s Community Bank
(a division of First Community Bank, N. A.)
300 Sunset Drive
Johnson City, Tennessee 37604
(423) 915-2200
202 East Main Street
Johnson City, Tennessee 37601
(423) 975-5606 (lease expires 6/30/06)
2681 Boones Creek Road
Johnson City, Tennessee 37615
(423) 915-2270
1706 Highway 93
Fall Branch, Tennessee 37656
(423) 348-6330
1645 East Stone Drive
Kingsport, Tennessee 37660
(423) 230-4517 (lease expires 10/31/07)
5756 Bristol Highway
Piney Flats, Tennessee 37686
(423) 538-2980

Loan Production Offices:
1901 South Main Street
Blacksburg, VA 24060 (lease expires 6/1/06)
102 Cambridge Place
Bridgeport, WV 26330 (lease expires 11/14/07)
150 Boush Street
Town Center Point Suite 705
Norfolk, VA 23510 (lease expires 5/3/06)
259 North Main Street
Mount Airy, NC 27030 (lease expires 2/1/05)
Mallard Creek Five Building
Suite 130
8520 Cliff Cameron Drive
Charlotte, NC 28269 (lease expires 4/30/06)
Subsidiaries:
First Community Bank, N. A.
(Wholly-owned subsidiary of First Community Bancshares, Inc.)
One Community Place
Bluefield, Virginia 24605
Stone Capital Management, Inc.
(Wholly-owned subsidiary of First Community Bank, N. A.)
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
      In November, 2003 the Company was named defendant in civil action CV941 in U.S. District Court for the Eastern District of Virginia by two former employees of The CommonWealth Bank, alleging among other things, violation of employment law and breach of contract, stemming from the two former employees being terminated from employment. The lawsuit sought damages of more than $180,000 and punitive damages for each of the two former employees of The CommonWealth Bank. This matter was settled in the fourth quarter of 2004 for a cash payment by the Company and a commitment to continue certain defined benefit payments. The resolution of this civil matter did not have a material adverse effect on the financial position or cash flows of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
Part II

Item 5.	Market for Registrant’s Common Equity and Related Matters
      The number of common stockholders of record on December 31, 2004 was 4,017 and outstanding shares totaled 11,250,927.
      The Company’s common stock trades on the NASDAQ National Market under the symbol FCBC. On December 31, 2004, the Company’s year-end common stock price was $36.08, an 8.81% increase over the $33.16 closing price on December 31, 2003.
      Book value per common share was $16.29 at December 31, 2004, compared with $15.57 at December 31, 2003, and $14.02 at the close of 2002. The year-end market price for the Company’s common stock of $36.08 represents 221.5% of the Company’s book value as of the close of the year and reflects total market capitalization of $405.9 million. Utilizing the year-end market price and 2004 diluted earnings per share, First Community common stock closed the year trading at a price/earnings multiple of 18.3 times diluted earnings per share.
      Cash dividends for 2004 totaled $1.00 per share, up $0.02 or 2.04% from the $0.98 paid in 2003. The 2004 dividends resulted in a cash yield on the year-end market value of 2.77%. Total dividends paid for the current and prior year totaled $11.2 million and $10.8 million, respectively.
      The following table sets forth the high and low stock prices and dividends paid per share of the Company’s common stock during the periods indicated.

			Book
			Value	Cash Dividends
	High	Low	Per Share	Per Share

2004 First Quarter	$32.79	28.82	15.83	$0.25

Second Quarter	33.00	24.42	15.28	0.25

Third Quarter	32.71	29.11	16.08	0.25

Fourth Quarter	37.67	31.37	16.29	0.25

				$1.00

2003

First Quarter	$28.92	$24.17	$14.28	$0.24

Second Quarter	31.53	27.78	15.57	0.24

Third Quarter	35.38	30.64	15.33	0.25

Fourth Quarter	36.19	31.96	15.57	0.25

				$0.98

      The Company’s stock repurchase plan allowing the purchase of up to 436,000 shares was announced September 18, 2001, amended by the Board of Directors to 500,000 shares on March 18, 2003 and again on May 18, 2004 to purchase up to 550,000 shares. The plan has no expiration date and no plans have expired during the reporting period. No determination has been made to terminate the plan or to stop making purchases. The following table sets forth purchases by the Company (on the open market) of its equity securities during 2004.

				Maximum
				Number of
			Total Number of	Shares that
	Total #	Average	Shares Purchased	May yet be
	of Shares	Price Paid	as Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan

January 1-31, 2004	—	$—	—	300,053

February 1-29, 2004	—	$—	—	300,053

March 1-31, 2004	5,000	$32.10	5,000	295,053

April 1-30, 2004	—	$—	—	295,053

May 1-31, 2004	38,500	$27.04	38,500	313,333

June 1-30, 2004	900	$26.99	900	314,411

July 1-31, 2004	—	$—	—	314,411

August 1-31, 2004	—	$—	—	319,957

September 1-30, 2004	—	—	—	323,849

October 1-31, 2004	—	$—	—	323,849

November 1-30, 2004	—	$—	—	327,603

December 1-31, 2004	67	$35.07	67	328,616

Total	44,467	$26.89	44,467

Item 6.	Summary of Selected Consolidated Financial Data
Five-Year Selected Financial Data

	At December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands, except percent and per share data)

Balance Sheet Summary (at end of period):

Loans, net of unearned income	$1,238,756	$1,026,191	$927,621	$904,496	$811,256

Loans held for sale	1,194	424	865	797	—

Allowance for loan losses	16,339	14,624	14,410	13,952	12,303

Securities	422,899	482,214	341,599	393,563	283,208

Assets related to discontinued operations	—	22,372	71,631	70,267	13,934

Total assets	1,830,822	1,672,727	1,524,363	1,478,235	1,218,017

Deposits	1,359,064	1,225,536	1,139,628	1,078,260	899,903

Other indebtedness	131,855	144,616	59,172	80,814	126,732

Liabilities related to discontinued operations	—	17,992	65,519	64,908	11,585

Total liabilities	1,647,589	1,497,692	1,371,901	1,345,194	1,097,335

Stockholders’ equity	183,233	175,035	152,462	133,041	120,682

Five-Year Selected Financial Data-continued

	At December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands, except percent and per share data)

Summary of Earnings:

Total interest income	$96,136	$90,641	$92,580	$89,805	$85,673

Total interest expense	26,953	26,397	32,299	39,847	39,158

Provision for loan losses	2,671	3,419	4,208	5,134	3,986

Non-interest income	17,329	14,542	10,617	10,693	7,841

Non-interest expense	48,035	37,590	32,720	29,939	25,975

Income from continuing operations before income taxes	35,806	37,777	33,970	25,578	24,395

Income tax expense	9,786	11,058	9,740	7,733	7,140

Income from continuing operations	26,020	26,719	24,230	17,845	17,255

(Loss) income from discontinued operations before income taxes	(5,746)	(2,174)	798	1,958	(278)

Income tax (benefit) expense	(2,090)	(693)	309	669	(86)

(Loss) income from discontinued operations	(3,656)	(1,481)	489	1,289	(192)

Net income	22,364	25,238	24,719	19,134	17,063

Per Share Data:

Basic earnings per share	$1.99	$2.27	$2.26	$1.75	$1.62

Basic earnings per common share- continuing	2.32	2.41	2.22	1.63	1.63

Basic (loss) earnings per common share-discontinued	(0.33)	(0.14)	0.04	0.12	(0.01)

Diluted earnings per common share	1.97	2.25	2.25	1.75	1.62

Diluted earnings per common share- continuing	2.29	2.39	2.21	1.63	1.63

Diluted (loss) earnings per common share-discontinued	(0.32)	(0.14)	0.04	0.12	(0.01)

Cash dividends	1.00	0.98	0.91	0.81	0.78

Book value at year-end	16.29	15.57	14.02	12.17	11.03

Selected Ratios:

Return on average assets	1.24%	1.56%	1.68%	1.49%	1.51%

Return on average assets-continuing	1.45	1.70	1.72	1.44	1.54

Return on average equity	12.53	15.13	17.16	14.80	15.70

Return on average equity-continuing	14.58	16.02	16.82	13.80	15.88

Average equity to average assets	9.88	10.32	9.79	10.05	9.64

Average equity to average assets-continuing	9.96	10.64	10.22	10.42	9.70

Dividend payout	50.25	43.17	40.16	46.23	48.72

Risk based capital to risk adjusted assets	12.09	14.55	13.33	12.10	12.93

Leverage ratio	7.62	8.83	8.10	7.93	8.37

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This discussion should be read in conjunction with the consolidated financial statements, notes and tables included throughout this report. All statements other than statements of historical fact included in this report, including statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. As discussed below, the financial statements, footnotes, schedules and discussion within this report have been reformatted to conform to the presentation required for “discontinued operations” pursuant to the Company’s sale of its mortgage banking subsidiary.
EXECUTIVE OVERVIEW
      First Community Bancshares is a full service commercial bank which has positioned itself as a community bank and a financial services alternative to larger regional banks which often provide less emphasis on personal relationships, and smaller community banks which lack the capital and resources to efficiently serve customer needs. The Company has focused its growth efforts on building financial partnerships and more enduring and complete relationships with businesses and individuals through a very personal approach to banking and financial services. The Company also seeks to expand its resources, capabilities and geographic reach through acquisitions of like-minded community banking organizations and financial service providers. The Company and its operations are guided by a strategic plan which comprehends growth through acquisitions and through office expansion in new market areas including strategically identified metro markets in Virginia, West Virginia, North Carolina and Tennessee. While the Company’s mission remains that of a community bank, management believes that entry into new markets will accelerate the Company’s growth rate by diversifying the demographics of its customer base and customer prospects and by generally increasing its sales and service network.
      As part of the strategic plan, the Company has set long-term goals for growth and profitability. During the early phases of the strategic plan the Company has achieved some significant successes and, like most growth oriented companies, encountered challenges to achievement of these objectives. These challenges include, but are not limited to i) strong competition from bank and non-bank competitors, ii) aggressive pricing in the commercial and commercial real estate loan arena; and iii) slower internal deposit growth in certain banking markets which has been exacerbated by the historically low interest rate environment experienced over the past year.
      Despite these challenges, the Company has succeeded in establishing new offices in seven new market areas including six new loan production offices in the last year and three new full service offices since the second quarter of 2003. The Company has also completed two bank acquisitions and one wealth management acquisition since January 2003 and has grown total resources by almost 20% over the last two years and over 50% over the last four years. Along with these successes the Company has also experienced slower than planned internal deposit growth in legacy markets, and in August of 2004, exited the once lucrative mortgage banking segment. As a result of these events and in conjunction with its ongoing strategic planning process, the Company, in its third quarter report, downwardly revised its internal targets for planned growth, to a level that it believes more appropriately reflects prospects for continued expansion, internal growth and profitability.
      The Company continues its pursuit of community banking partners and is progressing with plans for new offices within its established target markets. Additional details regarding 2004 acquisitions and expansion are included under the heading Recent Acquisitions and Branching Activity.

Economy
      Throughout the first half of 2004 certain interest rates remained at forty year lows. This rate environment led to further compression of net interest margins until the third quarter of 2004 when increases in the federal funds target rate and the New York prime rate began to positively impact the loan portfolio. Lower interest rates, both commercial and residential, also helped to sustain loan demand and contribute to growth of the loan portfolio.

      Overall growth was moderated by a national economy which has begun a modest sustained recovery with moderate job growth on a national level. The economy in general has also been supportive of favorable trends in asset quality nationwide. The Company likewise has benefited from those economic factors, including interest rates and growth in GNP, which have a buoying effect on delinquencies, non-accruals, foreclosures and charge-offs.
      The local economies in which the Company operates are diverse and cover the majority portion of a four state region. West Virginia and Southwest Virginia has and should continue to benefit from the uncertainty of oil prices and spikes in oil prices in 2004. These economies have significant exposure to extractive industries; coal and natural gas, which become more active and lucrative when oil prices surge. In recent months we have seen more activity in development and start up in both coal and natural gas. The local economies in the central portion of North Carolina have suffered in recent years due to foreign competition in both furniture and textiles as well as consolidation in the financial services industry. Despite these detractions, the economies in this region continue to benefit from strong real estate development, good commercial occupancy rates and some recent announcements by national companies with relocation plans in the Triad and Central Piedmont areas. The eastern Virginia local economies, principally Greater Richmond and Fredericksburg, are experiencing strong growth in residential and commercial development as those areas continue to benefit from corporate activities and relocations and beltway sprawl, in the case of Stafford and Spotsylvania Counties.

Mortgage Industry
      The mortgage industry outlook at the close of 2003 was on the decline on the expectation of rising interest rates. This was one factor leading to the Company’s decision to exit that business. Throughout the first half of 2004, rate increases had not materialized but the mortgage industry continued in malaise over the uncertainty of the economy and mortgage interest rates. Although the Federal Reserve eventually began increasing key overnight rates at midyear, mortgage interest rates and the treasury yield curve did not respond in the same fashion, possibly due to continued concerns over a start and stop recovery and slower than expected jobs growth. As a result, mortgage interest rates remained relatively low throughout the year and mortgage origination volumes, while down, did not contract to the degree anticipated.

Competitive Focus
      As the Company competes for increased market share and growth in both loans and deposits it continues to encounter strong competition from many sources. Bank expansion through de novo branches and Loan Production Offices (LPO’s) has grown in popularity as a means of reaching out to new markets. Many of the markets targeted by the Company are also being entered by other banks in nearby markets and, in some cases, from more distant markets. Despite strong competition from other banks, credit unions and mortgage companies, the Company has seen success in newly established offices in its Winston-Salem de novo markets as well as new LPO’s in Virginia and other markets in both Virginia and North Carolina. The Company attributes this measure of success to its recruitment of local, established bankers and loan personnel in those targeted markets. Competitive forces do impact the Company through pressure on interest yields, product fees and loan structure and terms; however, the Company has countered these pressures with its relationship style and pricing and a disciplined approach to loan underwriting.
Application of Critical Accounting Policies
      First Community’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. First Community’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in First Community’s consolidated financial position and/or consolidated results of operations.

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
      First Community’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of First Community’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in management’s discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the use of derivatives for hedging purposes accounting for income taxes and accounting for business acquisitions to be the accounting areas that require the most subjective or complex judgments. Derivatives hedging practices were eliminated in August 2004 with the disposition of UFM.
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
      The use of various estimates and judgments in the Company’s ongoing evaluation of the required level of allowance can significantly impact the Company’s results of operations and financial condition and may result in either greater provisions against earnings (reducing net income and earnings per share) to increase the allowance or reduced provisions (increasing net income and earnings per share). These estimates and judgments are based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions.

Loans Held for Sale and Derivative Financial Instruments:
      UFM previously provided a distribution outlet for the sale of loans. It originated residential mortgage loans through its production offices and sold the majority of its loans through pooled commitments to national investors on a servicing released basis. UFM originated all loans with the positive intent to sell. Loans held for sale were stated at the lower of cost or market (“LOCOM”). The LOCOM analysis on pools of homogeneous loans were applied on a net aggregate basis. Interest income with respect to loans held for sale was accrued on the principal amount outstanding. LOCOM valuation techniques applicable to loans held for sale were based on estimated market price indications for similar loans. Pricing estimates were established by participating mortgage purchasers and prevailing economic conditions. The majority of the loans held for sale had established market pricing indications. The loans held for sale portfolio at December 31, 2003 were $18.2 million and they are now included in assets related to discontinued operations.
      Risks associated with this lending function included interest rate risk, which was mitigated through the utilization of financial instruments (commonly referred to as derivatives) to assist in offsetting the effect of changing interest rates. The Company accounted for these instruments in accordance with FASB Statement No. 133, as amended “Accounting for Derivative Instruments and Hedging Activity.” This Statement established accounting and reporting standards for derivative instruments and for hedging activities. UFM used forward mortgage contracts and options (short position sales and options) to manage interest rate risk in the pipeline of loans and interest rate lock commitments (“RLCs”) from the point of the loan commitment to the subsequent allocation and delivery to outside investors. As a result of the timing from origination to sale, and the likelihood of changing interest rates, forward commitments and options were placed with counter-parties to attempt to counter the effect of changing interest rates. The options and forward commitments to sell securities are considered to be derivatives and, as such, were recorded on the consolidated balance sheets at fair value and the changes in fair value are reflected in discontinued operations within the consolidated statements of income.
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
      The foregoing discussion of derivatives and hedging relates to the historical operation of UFM which was sold in August 2004. Accordingly, these risks and the accounting policies and assumptions associated with derivatives and hedging are no longer considered material to the Company’s continuing operations. Further discussion of the impact of loans held for sale and derivatives is included in Footnote 1 of the Notes to Consolidated Financial Statements.
Acquisitions and Intangible Assets
      As part of its growth plan, the Company engages in business combinations with other companies. The acquisition of a business is generally accounted for under purchase accounting rules promulgated by the Financial Accounting Standards Board (FASB). Purchase accounting requires the recording of underlying assets and liabilities of the entity acquired at their fair market value. Any excess of the purchase price of the business over the net assets acquired and any identified intangibles is recorded as goodwill. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisal by qualified independent parties for relevant asset and liability categories. Financial assets and liabilities are typically valued using discount models which apply current discount rates to streams of cash flow. All of these valuation methods require the use of assumptions which can result in alternate valuations and varying levels of goodwill and, in some cases, amortization expense or accretion income.
      Management must also make estimates of useful or economic lives of certain acquired assets and liabilities. These lives are used in establishing amortization and accretion of some intangible assets and liabilities, such as the intangible associated with core deposits acquired in the acquisition of a commercial bank.
      Goodwill is recorded as the excess of the purchase price, if any, over the fair value of the revalued net assets. Goodwill is tested at least annually in the month of November for possible impairment. This testing again uses a discounted cash flow model applied to the anticipated stream of cash flows from operations of the business or segment being tested. Impairment testing necessarily uses estimates in the form of growth and attrition rates and anticipated rates of return. These estimates have a direct bearing on the results of the impairment testing and serve as the basis for management’s conclusions as to impairment. In the fourth quarter of 2003 and in the second quarter of 2004, the company used impairment testing by a third party as part of its conclusion that the mortgage segment of the business had been impaired. This led to impairment charges (expense) in each of those quarters and the ultimate decision to sell the impaired business segment.
Income Taxes
      The establishment of provisions for federal and state income taxes is a complex area of accounting which also involves the use of judgments and estimates in applying relevant tax statutes. The company operates in multiple state tax jurisdictions and this requires the appropriate allocation of income and expense to each state based on a variety of apportionment or allocation bases. Management strives to keep abreast of changes in tax law and the issuance of regulations which may impact tax reporting and provisions for income tax expense. The company is also subject to audit by federal and state tax authorities. Results of these audits may produce indicated liabilities which differ from company estimates and provisions. The company continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances.
Recent Acquisitions and Branching Activity
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
      Under the terms of the merger agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into the Bank. As a result of the acquisition and preliminary purchase price allocation, approximately $22.8 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.
      Late in the second quarter of 2004, the Company also established additional commercial lending offices in Norfolk, Virginia and Blacksburg, Virginia. These new offices will assist in the development of commercial business in both the Hampton Roads and New River Valley regions and will be supported by full service offices in nearby divisions.
      In January 2003, the Bank completed the acquisition of Stone Capital, based in Beckley, West Virginia. This acquisition expanded the Bank’s operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. At December 31, 2004, Stone Capital had a total market value of assets under management of $71.9 million. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. In 2003 and 2004 Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and additional shares were paid to the original shareholders. The balance of the remaining consideration is payable on January 1, 2006 in the form of Company common stock subject to revenue minimums outlined in the acquisition agreement.
      In June 2003, the Company acquired CommonWealth, a Virginia-chartered commercial bank for total consideration of approximately $23.2 million. The merger was accomplished through the exchange of .9015 shares of the Company’s common stock valued at $30.50, cash, or a combination of the Company’s stock and cash equivalent to $30.50 for each share of CommonWealth common stock. At acquisition, CommonWealth had total assets of $136.5 million, net loans of $120.0 million and total deposits of $105.0 million. As a result of the preliminary purchase price allocation, the $15.3 million excess of purchase price over the fair market value of the net assets acquired and identified intangibles was recorded as goodwill.
      In the second, third and fourth quarters of 2003, the Company opened three de novo branches in Winston-Salem, North Carolina. In February 2004, the Company also established commercial loan offices in Charlotte and Mount Airy, North Carolina. At present, these offices are not involved in deposit gathering activities. However, they will assist in commercial real estate loan origination. These offices are in the development stages and produced startup operating losses throughout most of 2004. Near year-end 2004, certain of these offices began to produce monthly profits as business development efforts began to produce sufficient loan volume.
Results of Operations
      Net income for 2004 was $22.4 million, down $2.8 million from $25.2 million in 2003 and down $2.3 million from 2002 net income of $24.7 million. Basic and diluted earnings per share for 2004 were $1.99 and $1.97, respectively, compared to basic and diluted earnings per share of $2.27 and $2.25, respectively, in 2003 and $2.26 and $2.25 basic and diluted earnings per share, respectively, in 2002. A $3.7 million net loss in the mortgage banking operation which has been reclassified as a loss from discontinued operations was the major factor impacting the Company’s 2004 earnings performance. After absorbing additional costs associated with the opening of new branches and loan production offices, continuing operations reflected a decrease in net income of $0.7 million, or 2.6% in 2004 compared to the prior year and a $1.8 million increase, or 7.4%, compared to 2002. The loss from discontinued operations increased from $1.5 million for the year ended December 31, 2003 to a loss of $3.7 million in 2004. This loss included a charge-off of the now discontinued mortgage segment goodwill of $1.4 million. The discontinued mortgage banking segment is discussed more fully later in this management’s discussion.
      The Company’s key profitability ratios of Return on Average Assets (ROA) and Return on Average Equity (ROE) compare favorably with the average of the Company’s national peer ratios of 1.20% and 14.00%, respectively, based on the September 2004 Bank Holding Company Performance Report. ROA, which measures the Company’s stewardship of assets, was at 1.24%, compared to 1.56% in 2003 and 1.68% in 2002. ROE for the Company was 12.53% in 2004, compared to 15.13% in 2003 and 17.16% in 2002. ROA for continuing operations was 1.45% in 2004 vs. 1.70% in 2003; ROE for continuing operations was 14.58% in 2004 compared to 16.02% in 2003.
Net Interest Income

Current Year Comparison (2004 vs. 2003)
      The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and short-term borrowings represent the major portion of interest-bearing liabilities.
      Net interest income from continuing operations, the largest contributor to earnings, was $69.2 million for the year ended December 31, 2004 compared to $64.2 million for the corresponding period in 2003. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis for continuing operations, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. As indicated in Table I, tax equivalent net interest income totaled $72.9 million for 2004, an increase of $5.0 million from the $67.9 million reported in 2003. This $5.0 million increase includes a $9.5 million increase due to an increase in earning assets, which were added to the portfolio at declining replacement rates. This increase was partially offset by a net $4.4 million reduction due to rate changes on the underlying assets and liabilities as asset yields fell in the declining rate environment. Management was able to help offset the effect of the declining asset yield through aggressive management of deposit rates. Average earning assets increased $187.7 million while interest-bearing liabilities increased $175.4 million. As indicated in Table I, the yield on average earning assets decreased 39 basis points from 6.44% for the year ended December 31, 2003 to 6.05% for the year ended December 31, 2004. This decrease was accompanied by a 24 basis point decline in the cost of funds during the same periods. As a result, the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) at December 31, 2004 was lower at 4.11% compared to 4.26% for the same period last year. The Company’s tax equivalent net interest margin of 4.41% for the year ended December 31, 2004 decreased 23 basis points from 4.64% in 2003.
      The largest contributor to the decrease in the yield on average earning assets in 2004, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 60 basis points from the prior year to 6.63%, as loans repriced downward in response to the declining rate environment of the preceding year and continued low rates in the first half of 2004. The average balance increased $182.5 million, largely due to the PCB acquisition in Tennessee and expansion offices in North Carolina. The decline in asset yield is attributable to the recent interest rate environment which created refinancing or repricing incentives for fixed rate borrowers to lower their borrowing costs. Strong competition for commercial loans also held loan yields lower in 2004.
      During 2004, the taxable equivalent yield on securities available for sale decreased 24 basis points to 4.62% while the average balance increased by $16.2 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as the refinancing opportunity presented itself. The increasing average security balance is the result of continued reinvestment of available funds. The average balance of investment securities held to maturity decreased $3.7 million, while the yield decreased 23 basis points to 8.00%. Securities held to maturity are largely comprised of tax-free municipal securities. Compared to 2003, average interest-bearing balances with banks decreased $6.6 million between 2003 and 2004, while the yield increased 30 basis points to 1.82%.
      The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities decreased by 24 basis points from 2.18% in 2003 to 1.94% in 2004 while the average volume of interest-bearing liabilities increased $175.4 million.
      Compared to 2003, the average balance of FHLB and other short-term convertible and callable borrowings increased in 2004 by $58.6 million to $240.6 million while the rate decreased 3 basis points to 3.15%, the result of the addition of balances acquired with the CommonWealth and PCB acquisitions, the addition of new advances at lower rates partially offset by the maturity of a $25 million FHLB advance in December 2004. The average balance of all other borrowings increased $5.1 million in 2004 compared to 2003, the result of the issuance of $15 million in subordinated debentures late in the third quarter of 2003, while the rate paid decreased 30 basis points.
      In addition, the average balances of interest-bearing demand and savings deposits increased $20.4 million and $86.1 million, respectively. The average rate paid on demand deposits decreased by 5 basis points while the average rate paid on savings increased by 7 basis points (the result of higher rates paid by PCB on certain money market accounts). Average time deposits increased $5.1 million while the average rate paid decreased 41 basis points from 2.85% in 2003 to 2.44% in 2004. The level of average non-interest-bearing demand deposits increased $33.8 million to $212.8 million at December 31, 2004 compared to 2003. Average interest-

bearing deposits and non-interest bearing demand deposits for the acquired CommonWealth Bank branches totaled $66.1 million and $25.1 million, respectively in 2004 and $35.9 million and $18.1 million, respectively in 2003. Included in the 2004 average balances related to the PCB acquisition were interest-bearing and non-interest bearing deposits of $97.7 million and $14.2 million at December 31, 2004.

Prior Year Comparison (2003 vs. 2002)
      Net interest income from continuing operations was $64.2 million for the year ended December 31, 2003 compared to $60.3 million for the corresponding period in 2002. Tax equivalent net interest income (Table I) totaled $67.9 million for 2003, an increase of $3.8 million from the $64.1 million reported in 2002. This $3.8 million increase includes a $4.9 million increase due to an increase in earning assets. This increase was partially offset by a $1.1 million reduction due to rate changes on the underlying assets as asset yields fell in the declining rate environment. Average earning assets increased $140.2 million while interest-bearing liabilities increased $113.9 million. The yield on average earning assets decreased 85 basis points from 7.29% for the year ended December 31, 2002 to 6.44% for the year ended December 31, 2003. However, this decrease was largely offset by a 76 basis point decline in the cost of funds during the same periods leaving the net interest rate spread at December 31, 2003 slightly lower at 4.26% compared to 4.35% for 2002. The Company’s tax equivalent net interest margin of 4.64% for the year ended December 31, 2003 decreased 21 basis points from 4.85% in 2002.
      The largest contributor to the decrease in the yield on average earning assets in 2003, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 68 basis points from the prior year to 7.23%, as loans repriced downward in response to the declining rate environment while the average balance increased $58.7 million. The decline in asset yield is attributable to the interest rate environment which created refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, asset yields declined in response to Federal Funds rate cuts and drops in the prime loan rate which began in 2001 and continued in 2003.
      During 2003, the taxable equivalent yield on securities available for sale decreased 106 basis points to 4.86% while the average balance increased by $68.4 million. The increased average security balance was the result of continued reinvestment of available funds largely created by higher average deposit levels. Both the average balance and tax equivalent yield on investment securities held to maturity remained relatively stable with a slight increase in yield of 7 basis points to 8.23% and a $1.4 million decrease in average balance from 2002. Securities held to maturity are largely comprised of tax-free municipal securities.
      Compared to 2002, average interest-bearing balances with banks increased $14 million while the yield remained the same at 1.52%. This average balance increase was largely the result of funds received from new deposit growth in existing markets and deposits obtained in the acquisition of The Bank of Greenville in the fourth quarter of 2002 and CommonWealth in June 2003 as well as the continued cash flow roll-off experienced in the loan and investment portfolio.
      The cost of interest-bearing liabilities decreased by 76 basis points from 2.94% in 2002 to 2.18% in 2003 while the average volume increased $113.9 million. Average short-term borrowings, increased $29.1 million in 2003 when compared to 2002, because of additional borrowings assumed in the acquisition of CommonWealth and a general increase in the level of retail repurchase agreements, net of reclassifications to discontinued operations. The average rate paid on these borrowings decreased 96 basis points to 3.18% in 2003 versus 4.14% in 2002. Average long-term borrowings increased $1.8 million as a result of the September 2003 issuance of $15 million in trust preferred securities and the payment of an $8 million advance from the FHLB. The average rate paid on these borrowings decreased 50 basis points in 2003 compared to 2002.
      In addition, the average balances of interest-bearing demand and savings deposits increased $13.5 and $36.1 million, respectively, during 2003 while the corresponding average rate paid on these deposit categories declined 25 and 53 basis points, respectively. Average time deposits increased $33.4 million while the average rate paid decreased 89 basis points from 3.74% in 2002 to 2.85% in 2003. The level of average non-interest-bearing demand deposits increased $21.7 million to $179.0 million in 2003 compared to 2002. Approximately

$58.4 million of the $82.9 million increase in average interest-bearing deposit growth is attributable to the acquisitions of The Bank of Greenville ($22.5 million) in the fourth quarter of 2002 and CommonWealth ($35.9 million) in June 2003, respectively. CommonWealth also contributed significant non-interest bearing deposit balances with its high balance deposit product for title companies and real estate settlement firms.

Distribution of Assets, Liabilities and Stockholders’ Equity, Interest Rates and Interest Differential
Average Balance Sheets-Net Interest Income Analysis-TABLE I

	2004			2003			2002

			Yield/			Yield/			Yield/
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
	Balance	(1)	(1)	Balance	(1)	(1)	Balance	(1)	(1)

	(Amounts in thousands, except %)

Earning Assets:

Loans:
Held for Investment(2)(5)

Taxable	$1,154,166	$76,519	6.63%	$971,402	$70,185	7.23%	$911,388	$72,065	7.91%

Tax-Exempt	4,965	297	5.98%	5,252	380	7.24%	6,559	538	8.20%

	1,159,131	76,816	6.63%	976,654	70,565	7.23%	917,947	72,603	7.91%

Securities Available for Sale:

Taxable	313,033	12,094	3.86%	312,834	13,083	4.18%	244,191	12,866	5.27%

Tax-Exempt	110,904	7,474	6.74%	94,910	6,750	7.11%	95,164	7,239	7.61%

Total	423,937	19,568	4.62%	407,744	19,833	4.86%	339,355	20,105	5.92%

Held to Maturity Securities:

Taxable	419	25	5.97%	598	33	5.52%	1,459	95	6.51%

Tax-Exempt	35,535	2,853	8.03%	39,083	3,231	8.27%	39,587	3,253	8.22%

Total	35,954	2,878	8.00%	39,681	3,264	8.23%	41,046	3,348	8.16%

Interest Bearing Deposits with Banks	32,430	591	1.82%	39,062	595	1.52%	25,061	380	1.52%

Fed Funds Sold	60	1	1.67%	711	9	1.27%	288	4	1.39%

Total Earning Assets	1,651,512	$99,854	6.05%	1,463,852	$94,266	6.44%	1,323,697	$96,440	7.29%

Other Assets(5)	140,379			103,520			100,526

Assets Related to Discontinued Operations	14,950			49,780			48,021

Total	$1,806,841			$1,617,152			$1,472,244

Interest-Bearing Liabilities:

Demand Deposits	$149,502	366	0.24%	$129,072	373	0.29%	$115,583	625	0.54%

Savings Deposits	366,074	3,112	0.85%	279,972	2,185	0.78%	243,914	3,194	1.31%

Time Deposits	615,346	15,001	2.44%	610,201	17,392	2.85%	576,833	21,547	3.74%

Short-term Borrowings(6)	240,593	7,587	3.15%	181,981	5,792	3.18%	152,841	6,329	4.14%

Long-term Borrowings	17,014	888	5.22%	11,868	655	5.52%	10,028	604	6.02%

Total Interest-bearing Liabilities	1,388,529	26,954	1.94%	1,213,094	26,397	2.18%	1,099,199	32,299	2.94%

Demand Deposits	212,777			178,961			157,261

Other Liabilities	13,980			14,609			15,391

Liabilities Related to Discontinued Operations	13,113			43,676			56,302

Stockholders’ Equity	178,442			166,812			144,091

Total	$1,806,841			$1,617,152			$1,472,244

Net Interest Income		$72,900			$67,869			$64,141

Net Interest Rate Spread(3)			4.11%			4.26%			4.35%

Net Interest Margin(4)			4.41%			4.64%			4.85%

(1)	Fully Taxable Equivalent at the rate of 35%. (see tax equivalent adjustment table below)

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest earning assets.

(5)	In previous years, the Allowance for loan losses was netted against loans in the earning asset section. In 2004, the allowance was netted against other assets and prior periods were adjusted accordingly.

(6)	FHLB advances are included in short-term borrowings due to quarterly call options.
      The following table recaps the adjustments incorporated when converting net interest earnings to a tax-equivalent basis:

	2004	2003	2002

Loans-tax exempt	$103	$133	$188

Securities available for sale-tax exempt	$2,616	$2,362	$2,534

Securities held to maturity-tax exempt	$999	$1,131	$1,139

Rate and Volume Analysis of Interest
      The following table summarizes the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in their interest rates. In this analysis, the change in interest due to both rate and volume has been allocated to the volume and rate columns in proportion to absolute dollar amounts. This table will assist you in understanding the changes in the Company’s principal source of revenues, net interest income (“NII”). The principal themes or trends which are evident in this table include:

•	The increase in NII in 2004 resulted largely from growth in earning assets resulting from the acquisition of PCB and from branch growth

•	Continued earning asset growth in 2004

•	The limiting effect of low rates in 2004 as deposit rates hit implicit floor levels and loan and investment rates continued to re-price downward

•	Downward re-pricing of liabilities in 2003 which almost kept pace with the declining loan and investment yields

•	The resulting lower margin in 2003 and 2004 despite the higher net interest income as a result of increasing volumes

•	The resulting shrinkage in margin which was driven by the continued decline in rates (through the first half of 2004) and the re-pricing of asset portfolios

	2004 Compared to 2003			2003 Compared to 2002
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to

	Volume	Rate	Total	Volume	Rate	Total

	(Amounts in thousands)

Interest Earned On (1):

Loans	$12,428	$(6,177)	$6,251	$4,469	$(6,507)	$(2,038)

Securities available for sale	1,100	(1,365)	(265)	3,167	(3,439)	(272)

Securities held to maturity	(297)	(89)	(386)	(91)	7	(84)

Interest-bearing deposits with other banks	(110)	106	(4)	213	2	215

Federal funds sold	(10)	2	(8)	5	—	5

Total interest-earning assets	13,111	(7,523)	5,588	7,763	(9,937)	(2,174)

Interest Paid On:

Demand deposits	545	310	855	306	(810)	(504)

Savings deposits	174	(109)	65	157	(914)	(757)

Time deposits	145	(2,536)	(2,391)	1,188	(5,343)	(4,155)

Short-term borrowings(2)	2,518	(723)	1,795	1,081	(1,618)	(537)

Long-term debt	270	(37)	233	104	(53)	51

Total interest-bearing liabilities	3,652	(3,095)	557	2,836	(8,738)	(5,902)

Change in net interest income	$9,459	$(4,428)	$5,031	$4,927	$(1,199)	$3,728

(1)	Fully taxable equivalent using a rate of 35%.

(2)	Includes FHLB borrowings callable within one year

Non-interest Income

Current Year Comparison (2004 vs. 2003)
      Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Total non-interest income increased approximately $2.8 million, or 19.2%, from $14.5 million for the year ended December 31, 2003 to $17.3 million for the corresponding period in 2004. Along with an increase in deposits stemming from bank charges on deposit accounts increased $1.1 million or 13.02% while other service charges, commissions and fees reflected gains of $386,000 or 16.19%. A 70.3% or $774,000 improvement in other operating income in 2004 is due to several factors, including improvement in ATM usage fees on foreign cards and an increase in commission income generated by Stone Capital Management, Inc. Stone Capital asset management fees grew from $371,000 in 2003 to $531,000 in 2004. This growth reflects the initial stages of expansion of the retail asset management services under Stone Capital and its addition of 2 investment advisors and the licensing of a number of investment associates within the bank branches.
      During 2004, the Company realized a gain on sale of securities of approximately $1.6 million due largely to the sale of $25.0 million of corporate bonds held in the Company’s available-for-sale investment portfolio, the market value of which had declined in step with the flattening of the Treasury yield curve. The proceeds from the sale of these securities in the second quarter of 2004 provided sufficient liquidity to pay-off overnight borrowings and assisted the Company in funding increased loan demand. These gains, along with smaller gains on securities called, compared to those of the same period of 2003 reflect a year over year increase of $406,000.
      Fiduciary revenues, which include fees for trust services, increased $170,000 in 2004 versus 2003. The increase in fiduciary revenues in 2004 relates to both account and asset growth within the trust division which came under new management in early 2004. The increase in fiduciary revenues includes an increase of $106,000 in mutual fund shareholder service fees which were previously retained by an outsourced investment advisor and increased estate fees of $52,000.

Prior Year Comparison (2003 vs. 2002)
      Total non-interest income from continuing operations increased approximately $3.9 million, or 37.0%, from $10.6 million for the year ended December 31, 2002 to $14.5 million for 2003. Gains on the sale of securities of $1.2 million, or a year over year change of $1.6 million was the largest contributor to this increase, almost entirely due to the sale of certain short-term equity investments in the third quarter of 2003.
      Service charges on deposit accounts increased $1.0 million, or 14.4% primarily as the result of the Company’s overdraft program that allows well-managed customer deposit accounts flexibility in managing overdrafts to their accounts. Other service charges, commissions and fees also increased $1.0 million in 2003 compared to 2002. These fees are dependent upon customer behaviors and usage of the various products and services of the Company and are transaction oriented. Revenues in this category include, among others, commissions on sales of credit life insurance and other fee sources of revenue including the new revenues from Stone Capital of $356,000 and an increase in ATM service charge revenues of $321,000, partially generated in the new market areas.
      Fiduciary earnings representing asset management fees on trust and agency accounts of $1.8 million were consistent with the prior year. All other operating income increased $305,000.
Non-interest Expense

Current Year Comparison (2004 vs. 2003)
      Total non-interest expense from continuing operations was $48.0 million, an increase of 27.8% or $10.4 million for 2004 over 2003. A $6.0 million or 29.1% increase in salaries and benefits and a $2.8 million increase in other operating expenses account for 85% of this increase, resulting from the Company’s expansion into Blacksburg, Virginia, Eastern Virginia, East Tennessee, and Charlotte, Winston-Salem and Mount Airy,

North Carolina. This expansion brings with it the associated costs of additional branch personnel, corporate services and support, added technology and infrastructure as further detailed below.
      The $6.0 million increase in salaries and benefits includes the addition of CommonWealth Bank in June 2003 ($1.0 million), the acquisition of PCB in the second quarter of 2004 ($1.9 million), the salaries and benefits associated with three North Carolina de novo branches opened in late 2003 and the opening of two new North Carolina loan production offices in the first quarter of 2004 ($1.2 million), and three new loan production offices in Virginia and West Virginia ($230,000), as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth.
      Occupancy and furniture and fixture expenses increased $647,000 and $878,000, respectively, compared to 2003 for a total of $1.5 million. The general level of occupancy and equipment costs grew largely as a result of the CommonWealth acquisition ($156,000), the PCB Bancorp acquisition ($477,000), increases in depreciation and insurance costs associated with new de novo branches ($210,000) and depreciation associated with continued investment in operating equipment and technology infrastructure.
      All other operating expense accounts increased $2.8 million in 2004 compared to 2003. Significant increases were related to the additional costs associated with the opening of three new branches in Winston-Salem and two loan production offices in Charlotte and Mount Airy, North Carolina ($119,000), the opening of three loan production offices in Virginia and West Virginia ($68,000), the acquisition of CommonWealth in Richmond, Virginia ($263,000) and the Tennessee acquisition of PCB Bancorp ($616,000). Other operational and data processing expenses also increased as a result of the acquisition and branching activity, such as correspondent bank fees, insurance, courier and FDIC/ OCC assessments.
      The Company has, for many years, used a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes that its traditional ratio better focuses attention on the operating performance of the Company over time than does a GAAP based ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental, and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.
      In general, the efficiency ratio is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation of the traditional, non-GAAP efficiency ratio exclude amortization of goodwill and intangibles and non-recurring expenses. Income for the traditional ratio is increased for the favorable effect of tax-exempt income (see Table I), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP based efficiency ratio, which also is presented in this report. The GAAP based measure is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. The GAAP and traditional based efficiency ratios are reconciled in the table below.
      The efficiency ratios for continuing operations for 2004, 2003, and 2002 were 53.2%, 45.2%, and 42.7%, respectively. Increases in the current year is reflective of the higher direct costs associated with the acquisitions and new offices in 2003 and 2004 and added corporate overhead required to support Company expansion. The following table details the components used in calculation of the efficiency ratios.

GAAP based and Traditional Efficiency Ratios:

	2004	2003	2002

	(Amounts in thousands)

Non-interest expenses-GAAP based	$48,035	$37,590	$32,720

Net interest income plus non-interest income-GAAP based	$86,512	$78,786	$70,898

Efficiency ratio-GAAP based	55.52%	47.71%	46.15%

Non-interest expenses-GAAP based	$48,035	$37,590	$32,720

Less non-GAAP adjustments:

Foreclosed property expense	(500)	(602)	(421)

Amortization of intangibles	(399)	(243)	(245)

Non-interest expenses-traditional ratio	47,136	36,745	32,054

Net interest income plus non-interest income-GAAP based	86,512	78,786	70,898

Plus non-GAAP adjustments:

Tax-equivalency	3,719	3,626	3,861

Less non-GAAP adjustments:

Security gains	(1,604)	(1,198)	388

	$88,627	$81,214	$75,147

Efficiency Ratio-traditional	53.18%	45.24%	42.66%

Prior Year Comparison (2003 vs. 2002)
      Non-interest expense from continuing operations totaled $37.6 million for 2003 increasing $4.9 million, or 14.88% over year-end 2002. This increase is primarily attributable to a $3.5 million increase in salaries and benefits as a result of the addition of Greenville in late 2002 ($349,000), the addition of CommonWealth in June 2003 ($854,000) as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth, including three newly established branches in Winston-Salem, North Carolina ($342,000).
      In 2003, occupancy and furniture and equipment expense increased by $752,000 compared to 2002. The general level of occupancy cost grew largely as a result of the Greenville ($145,000) and CommonWealth acquisitions ($251,000) as well as increases in depreciation and insurance costs associated with new de novo branches ($63,000) and depreciation associated with a significant investment in operating equipment and technology infrastructure.
      All other operating expense accounts increased $660,000, or 5.93% in 2003 compared to 2002. This increase was largely attributable to The Bank of Greenville acquisition in late 2002 and the CommonWealth acquisition along with the three de novo branches opened in the second, third and fourth quarters of 2003.
Income Tax Expense
      Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include i) income on state and municipal securities which are exempt from federal income tax, ii) certain dividend payments which are deductible by the company, iii) for 2003 and 2004, goodwill impairment expense which is not deductible, and iv) for the third quarter of 2004, the loss on the sale of the UFM subsidiary which had a significant tax basis over and above its book carrying value. The two latter items are reflected in the tax benefit from discontinued operations in 2003 and 2004.
      State and municipal bond income represents the most significant permanent difference that occurs on a regular basis. Goodwill impairment expense is infrequent and has historically been related to the UFM subsidiary, which was sold in August 2004. The difference related to the excess tax over book basis of the UFM subsidiary was a one time event linked to the sale of the mortgage subsidiary. This item resulted in a substantial reduction in the effective income tax rate for 2004. This difference arose due to the non-deductible goodwill impairment charges associated with the sale of the UFM subsidiary. Because those charges (expenses) were not deductible, they resulted in permanent differences which increased the effective tax rate in 2003 and the first two quarters of 2004. Goodwill expense, by its very nature, is a permanent difference. These expenses did, however, reduce the carrying basis of the mortgage subsidiary and resulted in a permanent difference tax affect of approximately $950,000 in the third quarter of 2004 upon the sale of the entity, which reduced the combined effective tax in 2004 to 25.6% from 29.1% in 2003.
      Income tax expense is classified according to continuing operations and discontinued operations. The $950,000 tax benefit associated with the loss on the sale of UFM is included in Income Tax Benefit — Discontinued Operations on the income statement.
      Throughout 2004, the Company has been engaged in a state tax audit involving state income, franchise and sales tax in one of its state tax jurisdictions. While the Company has received early indications of the state tax department’s estimates of potential additional state income and franchise tax liabilities, the Company’s review of the potential assessments revealed a position which favors the Company and which, if sustained, could result in the Company receiving state income and franchise tax refunds. The Company and tax counsel continue to evaluate possible exposure under the state tax audit as well as the referenced favorable tax position and believe that the Company has established appropriate provisions for state income and franchise taxes consistent with the uncertainty of the state tax audit and changes in the Company’s state tax filings.
Financial Position

Securities Held to Maturity
      Investment securities held to maturity are comprised largely of U.S. Agency obligations and state and municipal bonds. Obligations of States and Political Subdivisions represent the largest portion of the held to maturity portfolio which totaled $34.2 million at December 31, 2004. These are comprised of high-grade municipal securities generally carrying AAA bond ratings, most of which also carry credit enhancement insurance by major insurers of investment obligations.
      The average final maturity of the investment portfolio decreased from 8.11 years in 2003 to 7.42 years in 2004 with the tax equivalent yield decreasing from 8.23% at year-end 2003 to 8.00% at the close of 2004. The average maturity of the investment portfolio, based on market assumptions for prepayment, is 1.91 years and 2.8 years at December 2004 and 2003, respectively. The average maturity data differs from final maturity data because of the use of assumptions as to anticipated prepayments.

      Further detail of the amortized costs and fair value of securities held to maturity is included in Note 4 of the Notes to Consolidated Financial Statements included within this report with respect to 2004 and 2003. The following table details amortized cost and fair value at December 31, 2002.

	Securities Held to Maturity 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Amounts in thousands)

U.S. Government agency securities	$66	$1	$—	$67

States and political subdivisions	40,303	2,320	—	42,623

Corporate Notes	375	—	—	375

Total	40,744	2,321	—	43,065

Mortgage-backed securities	270	7	—	277

Total	$41,014	$2,328	$—	$43,342

Securities Available for Sale
      Securities available for sale were $388.7 million at December 31, 2004 compared to $444.2 million at December 31, 2003, a decrease of $55.5 million. This change reflects the purchase of $118.4 million in securities, $58.3 million in maturities and calls, proceeds from sales of $50.0 million, the acquisition of $28 million in securities with the PCB Bancorp purchase, a market value decrease of approximately $4.3 million, the continuation of larger pay-downs of $87.0 million on mortgage-backed securities and collateralized mortgage obligations triggered by the low interest rate environment and approximately $2.2 million in bond premium amortization.
      The average final maturity of the available for sale portfolio was 11.9 years at December 31, 2004 compared to 15.2 years at December 31, 2003. Although substantial reinvestment has been made in the available for sale security portfolio, the Company has attempted to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce the sensitivity of the portfolio to changes in interest rates and lessen interest rate risk. The longer the duration, the greater the impact of changing market rates for similar instruments. At December 31, 2004, the estimated average life of the investment portfolio was 4.2 years (reflective of currently anticipated prepayments) for both 2004 and 2003.
      Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the stockholders’ equity section of the balance sheet as accumulated other comprehensive income or loss. The unrealized gains after taxes of $2.4 million at December 31, 2004, represent a decrease of $2.6 million from the $5.0 million gain at December 31, 2003, the result of market value depreciation in reaction to rate movements on similar instruments as well as gains realized on sales in 2004.
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

      Further detail of the amortized costs and fair value of securities available for sale is included in Note 3 of the Notes to Consolidated Financial Statements included within this report with respect to 2004 and 2003. The following table details amortized cost and fair value at December 31, 2002.

	Securities Available for Sale 2002

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Amounts in thousands)

U.S. Government agency securities	$18,810	$609	$—	$19,419

States and political subdivisions	93,587	2,739	(620)	95,706

Corporate Notes	46,198	3,780	—	49,978

Total	158,595	7,128	(620)	165,103

Mortgage-backed securities	120,171	4,397	—	124,568

Equities	10,567	347	—	10,914

Total	$289,333	$11,872	$(620)	$300,585

      Securities available for sale are used as part of management’s asset/liability strategy. These securities may be sold in response to changes in interest rates, changes in prepayment risk, for liquidity needs and other factors.
Loan Portfolio

Loans Held for Sale:
      As mentioned previously in this report, UFM was sold during the third quarter 2004. The loans held for sale by UFM in prior periods are carried as assets related to discontinued operations on the balance sheet ($17.7 million at December 31, 2003) and have been removed from continuing operations. The remaining $1.2 million balance of loans held for sale at December 31, 2004 is held by the Bank, largely resulting from the PCB acquisition.. The Tennessee branches sell these longer-term loans to an investor on a best efforts basis, accordingly, the Company does not absorb the interest rate risk involved in the loan commitment. The gross notional amount of outstanding commitments at December 31, 2004 was $4.3 million on 45 loans.

Loans Held for Investment:
      Total loans held for investment increased $212.6 million to $1.24 billion at December 31, 2004 from the $1.03 billion level at December 31, 2003, largely the result of the PCB Bancorp acquisition ($126.0 million) and loan production in the new North Carolina branches. Considering the $133.5 million increase in deposits ($140.9 million from the PCB Bancorp acquisition) along with the $212.6 million increase in loans during 2004, the loan to deposit ratio increased to 91.15% at December 31, 2004 compared to the December 31, 2003 level of 83.7%.
      2004 average loans held for investment of $1.16 billion increased $182.5 million when compared to the average for 2003 of $976.6 million. This increase was largely due to the CommonWealth acquisition (approximately $37.1 million) as well as the PCB Bancorp acquisition (approximately $111.9 million).

      The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition at year-end 2000 through 2004.

Loan Portfolio Summary:

	December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands)

Commercial, Financial and Agricultural	$99,302	$69,395	$74,186	$96,641	$86,887

Real Estate-Commercial	453,899	317,421	285,847	259,717	222,571

Real Estate-Construction	112,705	98,510	72,275	77,402	73,087

Real Estate-Residential	457,417	421,299	364,087	332,671	293,732

Consumer	113,639	119,195	131,385	138,426	135,692

Other	2,012	992	726	961	649

Total	1,238,974	1,026,812	928,506	905,818	812,618

Less Unearned Income	218	621	885	1,322	1,362

	1,238,756	1,026,191	927,621	904,496	811,256

Less Allowance for Loan Losses	16,339	14,624	14,410	13,952	12,303

Net Loans	$1,222,417	$1,011,567	$913,211	$890,544	$798,953

      The Company maintained no foreign loans in the periods presented.
      Certain loans included in the Real Estate-Construction category for the years 2003, 2002, 2001 and 2000 have migrated to permanent financing, but are not reclassified based on the original note classification of construction to permanent.

Maturities and Rate Sensitivity of Loan Portfolio at December 31, 2004:

	Remaining Maturities

		Over One
	One Year	to Five	Over Five
	and Less	Years	Years	Total	Percent

	(Amounts in thousands)

Commercial, Financial and Agricultural	$40,360	$53,396	$5,547	$99,303	8.02%

Real Estate-Commercial	80,037	237,728	136,134	453,899	36.64%

Real Estate-Construction	75,497	37,235	-0-	112,732	9.10%

Real Estate-Mortgage*	28,055	134,486	294,845	457,386	36.92%

Consumer*	20,415	83,809	9,200	113,424	9.16%

Other	161	1,812	39	2,012	0.16%

	$244,525	$548,466	$445,765	$1,238,756	100.00%

Rate Sensitivity:

Pre-determined Rate	$98,610	$403,625	$122,767	$625,002	50.45%

Floating or Adjustable Rate	145,915	144,841	322,998	613,754	49.55%

	$244,525	$548,466	$445,765	$1,238,756	100.00%

	19.74%	44.28%	35.98%	100.00%

*	Amounts are net of $218,000 unearned income; $3,000 in the Real Estate-Mortgage category and $215,000 in Consumer.

Allowance and Provision for Loan Losses
      The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision for loan losses is calculated to bring the allowance to a level, which, according to a systematic process of measurement, is reflective of the required amount needed to absorb probable losses.
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
      The allowance for loan losses was $16.3 million on December 31, 2004, compared to $14.6 million at December 31, 2003 and $14.4 million on December 31, 2002. The allowance for loan losses represents 316.2% of non-performing loans at December 31, 2004, versus 488.6% and 455% at December 31, 2003 and 2002, respectively. When other real estate is combined with non-performing loans, the allowance equals 248% of non-performing assets at December 31, 2004 versus 288% and 239% at December 31, 2003 and December 31, 2002, respectively. The increase in the allowance since December 2003 is primarily attributable to the acquisition of PCB Bancorp, new loan volume and changes in various qualitative risk factors specific to that portfolio. The allowance attributable to the PCB Bancorp portfolio at the date of acquisition was $1.8 million.
      The provision for loan losses for the year ended December 31, 2004 decreased $748,000 when compared to the year ended December 31, 2003. The decrease is largely attributable to improving asset quality and loan loss history, changes in risk factors and a decline in volume within certain portfolio segments. Net charge-offs for 2004 and 2003 were $2.7 million and $4.8 million, respectively. Expressed as a percentage of average loans, net charge-offs decreased from 0.49% for 2003, to 0.24% for 2004, the result of a decrease in net charge-offs in 2004 and the increase in average loans of $182.5 million.
      The provision for loan losses for the year ended December 31, 2003 decreased $789,000 when compared to the year ended December 31, 2002. The provision for loan losses was $3.4 million in 2003 and $4.2 million in 2002. Net charge-offs for 2003 and 2002 were $4.8 million and $4.1 million, respectively. Charge-offs increased in 2003 compared to 2002, and expressed as a percentage of average loans held for investment, net charge-offs increased from 0.45% for 2002, to 0.49% for 2003.
      Based on the allowance for loan losses of approximately $16.3 million and $14.6 million at December 31, 2004 and 2003, respectively, the allowance to loans held for investment ratio was 1.32% in 2004 vs. 1.43% for 2003. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2004 and 2003.

      The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2000 through 2004.

Summary of Loan Loss Experience:

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands, except percent data)

Balance of allowance at beginning of period	$14,624	$14,410	$13,952	$12,303	$11,900

Acquisition balances	1,786	1,583	395	484	1,051

Charge-offs:
Commercial, financial, agricultural and

commercial real estate	1,925	3,302	2,162	1,979	2,911

Real estate-residential	723	686	464	720	629

Installment	1,526	2,133	2,243	2,181	1,996

Total Charge-offs	4,174	6,121	4,869	4,880	5,536

Recoveries:

Commercial, financial and agricultural	727	711	167	155	267

Real estate-residential	90	58	129	298	82

Installment	615	564	428	458	553

Total Recoveries	1,432	1,333	724	911	902

Net charge-offs	2,742	4,788	4,145	3,969	4,634

Provision charged to operations	2,671	3,419	4,208	5,134	3,986

Balance of allowance at end of period	$16,339	$14,624	$14,410	$13,952	$12,303

Ratio of net charge-offs to average loans outstanding	0.24%	0.49%	0.45%	0.47%	0.62%

Ratio of allowance for loan losses to total loans outstanding	1.32%	1.43%	1.55%	1.54%	1.52%
      For additional information regarding the Allowance for Loan Losses, also see Note 6 of the Financial Statements included herein under Item 8.

Allocation of Allowance for Loan Losses:

	2004		2003		2002		2001		2000

	(Amounts in thousands, except percent data)

Commercial, Financial and Agricultural	$11,700	57.00%	$9,414	47.00%	$8,905	47.00%	$8,399	47.00%	$6,798	38.00%

Real Estate-Mortgage	2,084	34.00%	2,207	41.00%	1,684	39.00%	3,543	38.00%	3,289	46.00%

Consumer	2,555	9.00%	3,003	12.00%	3,821	14.00%	2,010	15.00%	1,861	16.00%

Unallocated	—	0.00%	—	0.00%	—	0.00%	—	0.00%	355	0.00%

Total	$16,339	100.00%	$14,624	100.00%	$14,410	100.00%	$13,952	100.00%	$12,303	100.00%

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
Summary of Non-Performing Assets

	2004	2003	2002	2001	2000

	(Amounts in thousands)

Non-accrual loans	$5,168	$2,993	$3,075	$3,633	$5,397

Loans 90 days or more past due and still accruing interest	—	—	91	1,351	1,208

Other real estate owned	1,419	2,091	2,855	3,029	2,406

Total non-performing assets	$6,587	$5,084	$6,021	$8,013	$9,011

Non-performing loans as a percentage of total loans	0.4%	0.3%	0.3%	0.6%	0.8%

Non-performing assets as a percentage of total loans and other real estate owned	0.5%	0.5%	0.6%	0.9%	1.1%

Allowance for loan losses as a percentage of non-performing loans	316.2%	488.6%	455.1%	279.9%	186.3%

Allowance for loan losses as a percentage of non-performing assets	248.0%	287.7%	239.3%	174.1%	136.5%
      Total non-performing assets were $6.6 million at December 31, 2004 compared to $5.1 million at December 31, 2003, an increase of $1.5 million. Non-accrual loans increased by $2.2 million to $5.2 million in 2004 largely the result of the PCB acquisition. The Company held no loans 90 days past due and still accruing at either December 31, 2004 or 2003. Other real estate owned decreased $672,000 to $1.4 million in 2004.
      Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss upon ultimate resolution.
      During 2004, 2003 and 2002, $2,070,000, $1,581,000, and $2,168,000, respectively of assets were acquired through foreclosure and transferred to other real estate owned.
      In addition to non-performing loans reflected in the foregoing table, the Company has identified certain performing loans as impaired based upon management’s evaluation of credit strength, projected ability to repay in accordance with the contractual terms of the loans and varying degrees of dependence on the sale of related collateral for liquidation of the loans.
      The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:
Impaired Loans

	2004	2003	2002

	(Amounts in thousands)

Recorded investment in loans considered to be impaired	$8,319	$7,649	$8,980

Loans considered to be impaired that were on a non-accrual basis	2,096	1,609	1,238

Allowance for loan losses related to loans considered to be impaired	2,647	2,422	3,907

Average recorded investment in impaired loans	8,483	7,798	9,176

Total interest income recognized on impaired loans	389	443	512

Recorded investment in loans with no related allowance	—	460	600

      Included in the table above is a loan relationship in the amount of $4.4 million which is secured by a hotel property which has suffered declines in levels of occupancy. The allowance for loan losses related to this loan was $1.2 million at December 31, 2004. This was the Company’s largest impaired loan at December 31, 2004. This loan continues to perform in accordance with its original terms.
      The Company has considered all impaired loans in the evaluation of the adequacy of the allowance for loan losses at December 31, 2004. Additional information regarding nonperforming loans can be found in Note 6 included in the Financial Statements under Item 8 of this report.
Non-Performing Loans

	December 31,

	2004	2003	2002	2001	2000

	(Amounts in thousands)

Non-accruing Loans	$5,168	$2,993	$3,075	$3,633	$5,397

Loans Past Due Over 90 Days and still accruing interest	—	—	91	1,351	1,208

Restructured Loans Performing in Accordance with Modified Terms	354	356	345	518	502

Gross Interest Income Which Would Have Been Recorded Under Original Terms of Non-Accruing and Restructured Loans	439	282	222	291	409

Actual Interest Income During the Period	293	194	108	97	105
      There are no outstanding commitments to lend additional funds to borrowers related to restructured loans.
      Potential Problems Loans — In addition to loans which are classified as non-performing, the Company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. Among these loans at December 31, 2004 was a loan of $12.2 million which warrants close monitoring of a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. The loan is secured by real estate improved with a national franchise hotel and parking building in a major southeast city. The loan is further secured by the guarantee of the principals of the borrowing entity certain of which are considered to be substantial. This loan, which was originated in 1999, performed according to terms until it displayed delinquency in February and March 2003 and was subsequently brought current. The loan remains current as to principal and interest at December 31, 2004. This loan does, however, represent one of the Company’s largest credits and is within an industry which has suffered from declining performance in recent years. This loan was appropriately considered in evaluating the adequacy of the allowance for loan losses and there were no specific allocations of the allowance for loan losses for the foregoing potential problem loan as of December 31, 2004.
      The Company had no foreign outstanding loans at December 31, 2004.
      Although the Company’s loans are made primarily in the four state region in which it operates, the Company had no concentrations of loans to one borrower or industry representing 10% or more of outstanding loans at December 31, 2004.
Deposits
      Total deposits grew by $133.5 million or 10.9% during 2004, largely as a result of the PCB acquisition in April, 2004 ($140.9 million). Non-interest-bearing deposits increased $27.5 million ($19.2 million PCB Bancorp acquisition) or 14.2%. Interest-bearing demand deposits increased $83.7 million ($72.9 million PCB Bancorp), savings deposits increased $26.7 million ($28.3 million PCB Bancorp) and time deposits decreased $4.4 million during 2004. Although PCB Bancorp contributed $20.4 million in time deposits in 2004, that increase was largely offset by time deposit portfolio attrition in existing portfolios due to strong rate competition and the Company’s focus on lower cost non-maturity deposits. The Company has attempted to control the cost of the time deposit portfolio which resulted in attrition of time deposits. Total interest-bearing deposits grew $106.1 million during 2004, resulting in a 10.3% increase from December 31, 2003.
      Average total deposits increased to $1.3 billion for 2004 versus $1.2 billion in 2003, an increase of 12.14%. Average savings deposits increased by $86.1 million while time deposits increased by $5.1 million. Average interest-bearing demand and non-interest bearing demand deposits increased by $20.4 million and $33.8 million, respectively. In 2004, the average rate paid on interest bearing deposits was 1.63%, down from the 1.96% in 2003.
Average Deposits and Average Rates

	2004			2003			2002

	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Bearing Liabilities:

Demand deposits	$149,502	$366	0.24%	$129,072	$373	0.29%	$115,583	$625	0.54%

Savings deposits	366,074	3,112	0.85%	279,972	2,185	0.78%	243,914	3,194	1.31%

Time deposits	615,346	15,001	2.44%	610,201	17,392	2.85%	576,833	21,547	3.74%

Short-term borrowings	240,593	7,587	3.15%	181,981	5,792	3.18%	152,841	6,329	4.14%

Long-term borrowings	17,014	888	5.22%	11,868	655	5.52%	10,028	604	6.02%

Total interest-bearing liabilities	$1,388,529	$26,954	1.94%	$1,213,094	$26,397	2.18%	$1,099,199	$32,299	2.94%

Non-interest bearing demand deposits	$212,777			$178,961			$157,261

Scheduled Maturities of Certificates of Deposit Greater than $100,000

As of December 31, 2004

(Amounts in thousands)

Three Months or Less	$40,005

Over Three to Six Months	34,480

Over Six to Twelve Months	47,901

Over Twelve Months	80,052

Total	$202,438

Borrowings:
      The Company’s short-term borrowings consist primarily of overnight Federal Funds purchased from the FHLB, securities sold under agreements to repurchase and callable term FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company. Short-term borrowings increased on average approximately $58.6 million compared to the prior year as a result of continued loan demand and increases in portfolio assets. The increase in average short-term borrowings in 2004, along with the increase in average deposits of $145.5 million, was accompanied by an increase in total loans as these funds were used to finance the average loans held for investment portfolio growth ($182.5 million) and the average increase in available for sale securities ($16.2 million). The price sensitivity of funding cost is managed by the Company’s “Product Group”, which monitors product and pricing initiatives including, among other things, the management of the overall cost of funds to assist in maintaining an acceptable net interest margin, and to act as a resource in developing new products and establishing pricing guidelines.
      Other indebtedness includes structured term borrowings from the FHLB of $107.4 million and $136.3 million at December 31, 2003 and 2002, respectively, in the form of convertible and callable advances. The callable advances may be called (redeemed) at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. At December 31, 2004 and 2003, respectively, the Company also held non-callable term advances of $9.4 million and $8.4 million. In addition, FCBI issued trust preferred securities in September 2003 of $15.0 million. The debentures sold by the Company to FCBI Capital Trust are included in the total borrowings of the Company.
      The Company’s short-term borrowings include securities sold under repurchase agreements. These agreements are sold to customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements. Rates paid are summarized as follows:

	2004		2003		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Amounts in thousands)

At year-end	$257,193	3.43%	$225,232	3.45%	$141,030	3.99%

Average during the year	240,593	3.15%	181,981	3.18%	152,841	4.14%

Maximum month-end balance	257,193		229,072		180,286
      For further discussion of FHLB borrowings, see Note 8 to the Notes to the Consolidated Financial Statements included in this report.
Liquidity and Capital Resources:
      Liquidity represents the Company’s ability to respond to demands for funds and is primarily derived from maturing investment securities, overnight investments, periodic repayment of loan principal, and the Company’s ability to generate new deposits. The Company also has the ability to attract short-term sources of funds and draw on credit lines that have been established at financial institutions to meet cash needs.
      Total liquidity of $841.5 million at December 31, 2004 is comprised of the following: cash on hand and deposits with other financial institutions of $54.7 million; securities available for sale of $388.7 million; securities held to maturity due within one year of $748,000; and Federal Home Loan Bank credit availability of $397.3 million.
      Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses sources of funds primarily to meet ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of securities. At December 31, 2004, approved loan commitments outstanding amounted to $165.0 million. Certificates of deposit scheduled to mature in one year or less totaled $391.6 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

      The following tables present contractual cash obligations, contingent liabilities, commercial commitments and off-balance sheet arrangements as of December 31, 2004.

Cash Obligations:

	December 31, 2004
	Total Payments Due by Period

		Less than	Two to	Four to	After
	Total	1 Year	Three Years	Five Years	5 Years

	(In thousands of dollars)

Deposits without a stated maturity(1)	756,760	$756,760	$—	$—

Certificates of Deposit(2)(3)	624,290	401,783	157,722	59,425	5,360

Securities sold under agreements to repurchase	37,086	34,801	139	2,146	—

FHLB Advances(2)(3)	151,562	7,508	19,664	14,490	109,900

Trust Preferred Indebtedness	37,986	809	1,585	1,584	34,008

Leases	4,459	688	1,149	787	1,835

Total	$1,612,143	$1,202,349	$180,259	$78,432	$151,103

(1)	Excludes Interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2004. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

Off-Balance Sheet Arrangements:

	December 31, 2004
	Amount of Commitment Expiration Per Period

		Less than	Two to	Four to	After Five
	Total	One Year	Three Years	Five Years	Years

	(In thousands of dollars)

Commitments:

Commercial lines of credit	$111,058	$69,270	$31,721	$7,944	$2,123

Consumer lines of credit	45,716	19,457	977	1,086	24,196

Letters of credit	8,307	7,780	346	107	74

Total commitments	$165,081	$96,507	$33,044	$9,137	$26,393

      Lines of credit with no stated maturity date are included in commitments for less than one year.
Stockholders’ Equity
      Risk-based capital ratios are a measure of the Company’s capital adequacy. At December 31, 2004, the Company’s Tier I capital ratio was 10.80% compared with 13.26% in 2003. Federal regulatory agencies use risk-based capital ratios and the leverage ratio to measure the capital adequacy of banking institutions. Risk-based capital guidelines, risk weighted balance sheet assets, and off-balance sheet commitments are used in determining capital adequacy. The Company’s total risk-based capital-to-asset ratio was 12.09% at the close of 2004 compared with 14.55% in 2003. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies. The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2004 was 7.62% versus 8.83% at December 31, 2003, both of which are well above the minimum levels prescribed by the Federal Reserve. (See Note 13 of the Notes to Consolidated Financial Statements.)
Trust and Investment Management Services
      As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (Trust Division). The Trust Division reported market value of assets under management of $506 million and $471 million at December 31, 2004 and 2003, respectively. The increase in market value of assets under management is a result of new business obtained by the Division, assets deposited to existing trust accounts and positive investment returns during the period. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.
      The Trust Division employs 17 professionals and full time equivalent support staff with a wide variety of estate and financial planning, investing and plan administration skills. The Trust Division is located within the Company’s banking offices in Bluefield, West Virginia. Services and trust development activities are offered to other branch locations and primary markets through the Bluefield-based division.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Bank’s profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets re-price differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds while maintaining an acceptable level of NII given the current interest rate environment.
      The Company’s primary component of operational revenue, NII, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced re-pricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components including re-pricing risk, basis risk, yield curve risk and option risk. Re-pricing risk occurs when earning assets and paying liabilities re-rice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is due to “embedded options” often called put or call options given or sold to holders of financial instruments.
      In order to mitigate the effect of changes in the general level of interest rates, the Company manages re-pricing opportunities and thus, its interest rate sensitivity. The Bank seeks to control its interest rate risk (IRR) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, quarterly simulations of NII are performed using financial models that project NII through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. Specific strategies for management of IRR have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable rate loans to reduce the average maturity of the Bank’s interest-earning assets and monitoring the term structure of liabilities to maintain a balanced mix of maturity and re-pricing structures to mitigate the potential exposure. The simulation model used by the Company captures all earning assets, interest bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. Based upon the latest simulation, the Company believes that it is biased toward an asset sensitive position. Absent adequate management, asset sensitive positions can negatively impact net interest income in a falling rate environment or, alternatively, positively impact net interest income in a rising rate environment.
      The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in projected NII based on quarterly income simulations compared to forecasted results. In addition, the policy addresses exposure limits to changes in the Economic Value of Equity (“EVE”) according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits as short-term rates are anticipated to continue to move upward throughout 2005.
      The following table summarizes the impact on NII and the EVE as of December 31, 2004 and 2003, respectively, of immediate and sustained rate shocks in the interest rate environment of plus and minus 100 basis points and plus 200 basis points from the flat rate simulation. The results of the rate shock analysis depicted below differ from the results in quarterly simulations, in that all changes are assumed to take effect immediately; whereas, in the quarterly income simulations, changes in interest rates are assumed to take place over a 24-month horizon simulating a more likely scenario for a changing rate environment. This table, which illustrates the prospective effects of hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates over a twelve-month time period. This type of modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables.
Rate Sensitivity Analysis

	2004

	Change in		Change in
	Net Interest	%	Market Value	%
Increase (Decrease) in Interest Rates (Basis Points)	Income	Change	of Equity	Change

	(Amounts in thousands)

200	$2,768	4.0	(6,497)	(2.5)

100	1,622	2.4	(2,495)	(1.0)

(100)	(2,770)	(4.0)	(10,114)	(3.9)

	2003

	Change in		Change in
	Net Interest	%	Market Value	%
Increase (Decrease) in Interest Rates (Basis Points)	Income	Change	of Equity	Change

	(Amounts in thousands)

200	$1,769	3.1	4,398	1.5

100	1,227	2.1	4,334	1.4

(100)	(1,302)	(2.2)	(16,247)	(5.4)
      When comparing the impact of the rate shock analysis between 2004 and 2003, the 2004 changes in NII reflect relatively similar results and the impact of the balance sheet composition of assets and liabilities as the profile continues to reflect asset sensitivity. As a result, the simulation scenario in a falling rate environment depicts net interest income declining and the opposite occurs in a rising environment. The asset sensitivity is reflected in on-hand liquidity of $17.5 million (Federal Funds sold and interest-bearing balances held with other banks) and in the loan portfolio which contained adjustable or variable rates on about 49.6% of the portfolio at December 31, 2004. Coupled with the relatively short duration of the investment portfolio and rapid asset prepayment within the portfolio, this creates an asset-sensitive position favoring a rising rate environment. The Company began to experience a shift in the balance sheet toward greater asset sensitivity in 2000 which was attributed to the reduced lives of certain assets and the control measures taken in prior years, and continuing throughout 2003, to reduce deposit cost and identify opportunities for product and net interest income enhancement in response to changes in rate environments.
      The market value of equity is a measure which reflects the impact of changing rates of the underlying values of the Company in various rate scenarios. The scenarios illustrate the potential estimated impact of instantaneous rate shocks on the underlying value of equity. The current year results are more impacted by the re-pricing of assets which occurred in the prior years as well as the impact of rising rates on the non-maturity deposits which generally tend to be relatively inelastic (less sensitive to change) but may shift, as modeled, to more elasticity as rate pressures cause deposit re-pricing of these instruments.

Item 8.	Financial Statements and Supplementary Data
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Amounts in thousands,
	except share data)

ASSETS

Cash and due from banks	$37,294	$37,173

Interest-bearing balances with banks	17,452	22,136

Total cash and cash equivalents	54,746	59,309

Securities available for sale (amortized cost of $384,746, 2004; $435,912, 2003)	388,678	444,194

Securities held to maturity (fair value of $35,610, 2004; $40,060, 2003)	34,221	38,020

Loans held for sale	1,194	424

Loans held for investment, net of unearned income	1,238,756	1,026,191

Less allowance for loan losses	16,339	14,624

Net loans held for investment	1,222,417	1,011,567

Premises and equipment, net	37,360	29,816

Other real estate owned	1,419	2,091

Interest receivable	8,554	8,327

Other assets	20,923	17,266

Goodwill	58,828	37,978

Other intangible assets	2,482	1,363

Assets related to discontinued operations	—	22,372

Total Assets	$1,830,822	$1,672,727

LIABILITIES

Deposits:

Noninterest-bearing	$221,499	$194,046

Interest-bearing	1,137,565	1,031,490

Total Deposits	1,359,064	1,225,536

Interest, taxes and other liabilities	14,313	11,897

Federal funds purchased	32,500	—

Securities sold under agreements to repurchase	109,857	97,651

FHLB borrowings and other indebtedness	116,855	129,616

Subordinated debt	15,000	15,000

Liabilities related to discontinued operations	—	17,992

Total Liabilities	1,647,589	1,497,692

STOCKHOLDERS’ EQUITY

Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2004 and 2003	—	—

Common stock, $1 par value; shares authorized: 15,000,000 in 2004 and 2003; shares issued: 11,472,311 in 2004 and 11,442,348 in 2003; shares outstanding: 11,250,927 in 2004 and 11,242,443 in 2003	11,472	11,442

Additional paid-in capital	108,263	108,128

Retained earnings	68,019	56,894

Treasury stock, at cost	(6,881)	(6,407)

Accumulated other comprehensive income	2,360	4,978

Total Stockholders’ Equity	183,233	175,035

Total Liabilities and Stockholders’ Equity	$1,830,822	$1,672,727

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(Amounts in thousands, except per share data)

Interest Income:

Interest and fees on loans	$76,713	$70,432	$72,415

Interest on securities — taxable	12,119	13,117	12,961

Interest on securities — nontaxable	6,712	6,488	6,819

Interest on federal funds sold and deposits in banks	592	604	385

Total interest income	96,136	90,641	92,580

Interest Expense:

Interest on deposits	18,478	19,950	25,366

Interest on short-term borrowings	7,585	5,792	6,329

Interest on long-term debt	890	655	604

Total interest expense	26,953	26,397	32,299

Net interest income	69,183	64,244	60,281

Provision for loan losses	2,671	3,419	4,208

Net interest income after provision for loan losses	66,512	60,825	56,073

Noninterest Income:

Fiduciary income	1,958	1,788	1,773

Service charges on deposit accounts	9,122	8,071	7,056

Other service charges, commissions and fees	2,770	2,384	1,380

Other operating income	1,875	1,101	796

Gain (loss) on sale of securities	1,604	1,198	(388)

Total noninterest income	17,329	14,542	10,617

Noninterest Expense:

Salaries and employee benefits	26,646	20,644	17,184

Occupancy expense of bank premises	3,559	2,912	2,407

Furniture and equipment expense	2,872	1,994	1,747

Core deposit amortization	399	243	245

Other operating expense	14,559	11,797	11,137

Total noninterest expense	48,035	37,590	32,720

Income from continuing operations before income taxes	35,806	37,777	33,970

Income tax expense	9,786	11,058	9,740

Income from continuing operations	26,020	26,719	24,230

(Loss) income from discontinued operations before income tax	(5,746)	(2,174)	798

Income tax (benefit) expense	(2,090)	(693)	309

(Loss) income from discontinued operations	(3,656)	(1,481)	489

Net income	$22,364	$25,238	$24,719

Basic earnings per common share	$1.99	$2.27	$2.26

Diluted earnings per common share	$1.97	$2.25	$2.25

Basic earnings per common share from continuing operations	$2.32	$2.41	$2.22

Diluted earnings per common share from continuing operations	$2.29	$2.39	$2.21

Weighted average basic shares outstanding	11,238,648	11,096,900	10,917,100

Weighted average diluted shares outstanding	11,337,606	11,198,353	10,970,442

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,

	2004	2003	2002

	(Amounts in thousands)

Cash flows from operating activities — continuing operations:

Income from continuing operations	$26,020	$26,719	$24,230

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for loan losses	2,671	3,419	4,208

Depreciation and amortization of premises and equipment	2,938	2,085	1,760

Intangible amortization	399	243	244

Net investment amortization and accretion	2,203	2,842	1,466

Net (gain) loss on the sale of assets	(1,786)	(1,064)	1,274

Mortgage loans originated for sale	(26,751)	(28,551)	—

Proceeds from sale of mortgage loans	25,981	28,992	—

Deferred income tax (benefit) expense	(301)	31	1,334

Increase (decrease) in interest receivable	705	(150)	1,040

Decrease (increase) in other assets	1,012	2,094	(2,709)

Increase (decrease) in other liabilities	1,310	(3,641)	63

Net cash provided by operating activities — continuing operations	34,401	33,019	32,910

Cash flows from investing activities — continuing operations:

Proceeds from sales of securities available for sale	51,859	10,192	13,874

Proceeds from maturities and calls of securities available for sale	144,573	150,877	94,815

Proceeds from maturities and calls of held to maturity securities	4,374	3,058	1,754

Purchase of securities available for sale	(118,418)	(307,886)	(41,527)

Purchase of securities held to maturity	—	(75)	—

Net (increase) decrease in loans made to customers	(84,580)	19,289	(9,300)

Cash (used in) provided by acquisitions, net	(26,340)	1,324	1,982

Purchase of premises and equipment	(7,336)	(6,722)	(5,471)

Proceeds from sale of equipment	334	402	—

Net cash (used in) provided by investing activities — continuing operations	(35,534)	(129,541)	56,127

Cash flows from financing activities — continuing operations:

Net increase in demand and savings deposits	13,902	902	52,874

Net decrease in time deposits	(29,031)	(20,019)	(19,059)

Net increase (decrease) in short-term debt	23,646	61,476	(35,423)

Repayment of long-term debt	(16)	(8,006)	(104)

Net proceeds from debt — trust preferred securities	—	14,560	—

Issuance of common stock	504	708	—

Acquisition of treasury stock	(1,196)	(4,977)	(2,491)

Dividends paid	(11,239)	(10,847)	(9,926)

Net cash (used in) provided by financing activities — continuing operations	(3,430)	33,797	(14,129)

Net (decrease) increase in cash and cash equivalents — continuing operations	$(4,563)	$(62,725)	$74,908

Net cash (used in) provided by discontinued operations	$(2,243)	$(308)	$1,862

Cash and cash equivalents at beginning of year — continuing operations	59,309	122,034	47,126

Cash and cash equivalents at beginning of year — discontinued operations	2,243	2,551	689

Cash and cash equivalents at beginning of year	$61,552	$124,585	$47,815

Cash and cash equivalents at end of year — continuing operations	$54,746	$59,309	$122,034

Cash and cash equivalents at end of year — discontinued operations	—	2,243	2,551

Cash and cash equivalents at end of year	$54,746	$61,552	$124,585

(See Note 2 for supplemental information regarding detail of cash paid in acquisitions.)
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total

	(Amounts in thousands except share and per share information)

Balance December 31, 2001	9,955	60,189	62,566	(424)	755	$133,041

Comprehensive income:

Net income	—	—	24,719	—	—	24,719

Other Comprehensive income						—

Unrealized gains on securities						—

available for sale, net of tax	—	—	—	—	5,770	5,770

Less reclassification adjustment for gains realized in net income, net of tax	—	—	—	—	236	236

Comprehensive income	—	—	24,719	—	6,006	30,725

Common dividends declared ($1.00 per share)	—	—	(9,926)	—	—	(9,926)

Purchase 85,844 treasury shares at $29.00 per share	—	—	—	(2,491)	—	(2,491)

Issuance of 5,500 shares under stock option plan	—	42	—	155	—	197

Issuance of ESOP shares	—	140	—	792	—	932

stock dividend	2	(1,729)	1,725	(14)	—	(16)

Balance December 31, 2002	9,957	58,642	79,084	(1,982)	6,761	$152,462

Comprehensive income:

Net income			25,238			$25,238
Other comprehensive income

Unrealized loss on securities available for sale, net of tax					(2,494)	(2,494)

Less reclassification adjustment for gains realized in net income, net of tax					711	711

Comprehensive income	—	—	25,238	—	(1,783)	23,455

Common dividends declared ($.98 per share)			(10,847)			(10,847)

Purchase 153,500 treasury shares at $32.43 per share				(4,977)		(4,977)

Acquisition of Stone Capital Management — 8,409 shares issued	8	236				244

Issuance of 63,095 shares under stock option plan	49	311		349		709

Acquisition of CommonWealth Bank — 389,609 shares issued	390	12,904				13,294

10% Stock Dividend & Fractional Adjustment	1,038	35,992	(36,581)	(477)		(28)

Issuance of ESOP shares		43		680		723

Balance December 31, 2003	$11,442	$108,128	$56,894	$(6,407)	$4,978	$175,035

Net income			22,364			$22,364
Other comprehensive income

Unrealized loss on securities available for sale, net of tax					(3,248)	(3,248)

Less reclassification adjustment for gains realized in net income, net of tax					630	630

Comprehensive income			22,364		(2,618)	19,746

Common dividends declared ($1.00 per share)			(11,239)			(11,239)

Purchase 44,467 treasury shares at $26.89 per share				(1,196)		(1,196)

Acquisition of Stone Capital Management — 2,541 shares issued	3	85				88

Tax benefit from exercise of non-qualified stock options		164				164

Stock-based compensation		131				131

Issuance of 54,873 shares under stock option plans	27	(245)		722		504

Balance December 31, 2004	$11,472	$108,263	$68,019	$(6,881)	$2,360	$183,233

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation
      The accounting and reporting policies of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) conform to accounting principles generally accepted in the United States and to predominant practices within the banking industry. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Assets held in an agency or fiduciary capacity are not assets of the Company and are not included in the accompanying consolidated balance sheets.

Principles of Consolidation
      The consolidated financial statements of First Community include the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. First Community operates in the community banking segment, and operated a second segment related to mortgage banking until the disposition of United First Mortgage, Inc. (“UFM”).
      The financial statements and footnotes within this report have been reformatted to conform to the presentation required in Financial Accounting Standard (FAS) 144 for “discontinued operations” pursuant to the Company’s sale of its mortgage banking subsidiary in August 2004. All balance sheet and income statement items for the discontinued subsidiary, including contractual obligations, are presented in discontinued operations or “Assets and Liabilities related to discontinued operations” without elimination. Interest expense accrued and paid by the discontinued operation is based upon the contractual terms of the obligations entered into by the mortgage subsidiary including lines of credit extended by its parent company. Certain obligations to the FHLB totaling $15.1 million at December 31, 2003 have been allocated to “Liabilities related to discontinued operations” as necessary to separately report discontinued assets and liabilities. Likewise, approximately $10.9 million and $41.8 million, for the years ended December 31, 2004 and December 31, 2003, respectively, of average short-term borrowings from the FHLB have been allocated to “Liabilities related to discontinued operations” to properly reflect discontinued liabilities.

Cash and Cash Equivalents
      Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank that are available for immediate withdrawal. Interest and income taxes paid were as follows:

	2004	2003	2002

	(Amounts in thousands)

Interest	$26,952	$29,081	$36,270

Income taxes	7,616	10,515	9,579
      Pursuant to agreements with the Federal Reserve Bank, the Company maintains a cash balance of approximately $1.4 million in lieu of charges for check clearing and other services.

Trading Securities
      At December 31, 2004 and 2003, no securities were held for trading purposes and no trading account was maintained.

Securities Available for Sale
      Securities to be held for indefinite periods of time including securities that management intends to use as part of its asset/liability management strategy, and that may be sold in response to changes in interest rates,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in prepayment risk, or other similar factors are classified as available for sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity net of income taxes and is entitled “Other Comprehensive Income.” Premiums and discounts are amortized to expense or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method. Other than temporary losses on available for sale securities are included in net securities losses and gains. All securities including securities held to maturity are evaluated for indications of impairment in accordance with the latest guidance issued by the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”). For debt securities available for sale with unrealized losses, management has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

Securities Held to Maturity
      Investments in debt securities that management has the ability and intent to hold to maturity are carried at cost. Premiums and discounts are amortized to expense and accreted to income over the lives of the securities. Gain or loss on the call or maturity of investment securities, if any, is recorded based on the specific identification method.

Loans Held for Investment
      Loans held for investment are carried at the principal amount outstanding less any write-downs which may be necessary to reduce individual loans to net realizable value. Individually significant commercial loans are evaluated for impairment when evidence of impairment exists. Impairment allowances are recorded through specific additions to the allowance for loan losses. Loans are considered past due when principal or interest becomes delinquent by 30 days or more. Consumer loans are charged-off when the loan becomes 120 days past due (150 days if secured by residential real estate). Other loans are charged-off against the allowance for loan losses after collection attempts have been exhausted generally within 120 days. Recoveries of loans charged-off are credited to the allowance for loan losses in the period received.

Loans Held for Sale and Derivative Financial Investments
      UFM was sold during the third quarter 2004. The loans held for sale by UFM in prior periods are carried as assets related to discontinued operations on the balance sheet and have been removed from continuing operations. The remaining $1.2 million and $424,000 balance of loans held for sale at December 31, 2004 and 2003, respectively, was held by the Bank. The Bank sells these long-term fixed rate mortgage loans to an investor on a best efforts basis such that the Company does not absorb the interest rate risk involved in the commitment.
      Loans held for sale by UFM primarily consisted of one to four family residential loans originated for sale in the secondary market and carried at the lower of cost or estimated fair value determined on an aggregate basis. The fair value of loans held for sale is determined by reference to quoted prices for loans with similar coupon rates and terms. Gains and losses on sales of loans held for sale by UFM have been reclassified to “loss from discontinued operations” in the Consolidated Statements of Income.
      For loans to be sold by UFM, the mortgage subsidiary entered into forward commitments and options or derivatives to manage the risk inherent in interest rate lock commitments made to potential borrowers. The inventory of loans and loan commitments (both retail and wholesale) were hedged to reduce the interest rate risk and any corresponding fluctuation in cash flows derived upon settlement of the loans with secondary market purchasers, and consequently, to achieve a desired margin upon delivery. The hedge transactions were used for risk mitigation and were not for trading purposes. The derivative financial instruments stemming from these hedging transactions have been recorded at fair value and reclassified in “Assets related to discontinued operations” on the Consolidated Balance Sheets and the changes in fair value have been reclassified to “loss from discontinued operations” on the Consolidated Statements of Income. For the year ended December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, the net derivative expense reflected in Discontinued Operations within the Consolidated Statements of Income, was $3.14 million which was comprised of a $490,000 increase in the fair value of the forward mortgage contracts, a $1.5 million expense associated with the contract settlements including option expense, and a $2.1 million decline in the value of rate lock commitments. Forward mortgage contracts were settled at fair value upon expiration of the contract and resulted in either the payment or receipt of funds while option contracts were paid for in advance and amortized to expense over their useful life. UFM’s accumulated net derivative position was $83,000 and $1.7 million as of December 31, 2003 and 2002, respectively.
      Loans transferred to the held for sale classification are transferred at fair value. Any write-down recorded at the point of transfer is charged to the allowance for loan losses. Subsequent write-downs in fair value are recorded in non-interest expense while further appreciation in fair value is not recorded. No loans were transferred from held for investment to the held for sale category in 2004 or 2003.

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
      The allowance is allocated to specific loans to cover loan relationships identified with significant cash flow weaknesses and for which a collateral deficiency may be present. The allowance established under the specific reserve method is based upon the borrower’s estimated cash flow and projected liquidation value of related collateral. The allowance is allocated to pools of loans based on historical loss experience to cover the homogeneous and non-homogeneous loans not individually evaluated. Pools of loans are grouped by specific category and risk characteristics. To determine the amount of allowance needed for each loan category, an estimated loss percentage is developed based upon historical loss experience. The historical loss experience is weighted for various risk factors including macro and micro economic conditions, qualitative assessments relative to the composition of the loan portfolio, the level of delinquencies and non-accrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, and any concentration of credits in certain industries or geographic areas. The calculated percentage is used to determine the estimated allowance excluding any relationships specifically identified and evaluated. While allocations are made to specific loans and classifications within the various categories of loans, the reserve is available for all loan losses.
      The allowance for loan losses related to impaired loans is based upon the discounted estimated cash flows or fair value of collateral when it is probable that all amounts due pursuant to contractual terms of the loan will not be collected and the recorded investment in the loan exceeds the fair value. Certain smaller balance, homogeneous loans, such as consumer installment loans and residential mortgage loans, are evaluated for impairment on an aggregate basis in accordance with the Company’s policy.

Long-Term Investments
      Certain long-term equity investments representing less than 20% ownership are carried at cost and are included in other assets. These investments in operating companies represent required long-term investments in insurance, investment and service company affiliates or consortiums which serve as vehicles for the delivery of various support services. On the cost basis, dividends received are recorded as current period revenues and there is no recognition of the Company’s proportionate share of net operating income or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loan Interest Income Recognition
      Accrual of interest on loans is based generally on the daily amount of principal outstanding. Loans are considered past due when either principal or interest payments are delinquent by 30 or more days. It is the Company’s policy to discontinue the accrual of interest on loans based on the payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed and interest accrued and not collected from prior years is charged to the allowance for loan losses. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis. Accrual of interest on non-accrual loans may be resumed if the loan is brought current and following a period of substantial performance, including four months of regular principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more. Cash receipts are credited first to interest unless the loan has been converted to non-accrual, in which case, the receipts are applied to principal.

Loan Fee Income
      Loan origination and underwriting fees are recorded as a reduction of direct costs associated with loan processing, including salaries, review of legal documents, obtainment of appraisals, and other direct costs. Net origination fees or net loan costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period. Deferred loan fees were $1.97 million at December 31, 2004 and $1.58 million at December 31, 2003, respectively.

Other Real Estate Owned
      Other real estate owned and acquired through foreclosure is stated at the lower of cost or fair value less estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Expenses incurred in connection with operating the properties, subsequent write-downs and gains or losses upon sale are included in other non-interest income and expense.

Stock Options
      The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method. Because the exercise price of the Company’s employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
      In 2003, with the acquisition of CommonWealth, the Company assumed additional stock options on 120,155 shares. These options were issued by CommonWealth in 12 grants beginning in 1994 and ending in 2002 and, following the merger, reflect adjusted exercise prices ranging from $4.75 to $17.40. These options are fully vested and are exercisable for up to ten years following the grant date.
      In December 2002, the FASB issued FAS 148, “Accounting for Stock-Based Compensation.” This standard provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement requires prominent disclosure in both

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.
      The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, (“in the money”), there is an economic incentive for the options to be exercised and an increase in the dilutive effect on earnings per share.
      Assuming the use of the fair value method of accounting for stock options, pro forma net income and earnings per share would have been as follows:

	Years Ending December 31,

	2004	2003	2002

	(Amounts in thousands,
	except per share data)

Net income as reported	$22,364	$25,238	$24,719

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(166)	(150)	(163)

	$22,198	$25,088	$24,556

Income from continuing operations	$26,020	$26,719	$24,230

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(166)	(150)	(163)

	$25,854	$26,569	$24,067

Earnings per share:

Basic as reported	$1.99	$2.27	$2.26

Basic pro forma	$1.98	$2.26	$2.25

Diluted as reported	$1.97	$2.25	$2.25

Diluted pro forma	$1.96	$2.24	$2.24

Earnings per share from continuing operations:

Basic as reported	$2.32	$2.41	$2.22

Basic pro forma	$2.30	$2.39	$2.20

Diluted as reported	$2.29	$2.39	$2.21

Diluted pro forma	$2.28	$2.37	$2.19
      The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model and certain assumptions. The 2004 Omnibus Stock Option Plan grant valuation was estimated using the following assumptions: i) risk-free interest rate of 3.99%, ii) a dividend yield of 3.10%, iii) volatility factors for the expected market price of the Company’s common stock of 30.10% and iv) a weighted-average expected life of the option of 6.6 years. Previous grants were valued using similar methodology and the following assumptions were used: i) risk-free interest rates of 4.03% and 5.15% for 2003 and 2002, respectively; ii) a dividend yield of 2.96% and 3.20% for 2003 and 2002, respectively; iii) volatility factors for the expected market price of the Company’s common stock of 22.8% and 24.5% for 2003 and 2002, respectively; and iv) a weighted-average expected life of the option of 11.97 and 10.4 years, for 2003 and 2002, respectively.

Intangible Assets
      The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill for continuing operations,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was $58.8 million and $38.0 million at December 31, 2004 and 2003, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits, ranging from seven to ten years while the weighted average remaining life of these core deposits is slightly greater than 3.99 years. As of December 31, 2004 and 2003, the balance of core deposit intangibles was $4.59 million and $3.07 million, respectively, while the corresponding accumulated amortization was $2.1 million and $1.7 million, respectively. The current year acquisition of PCB added an additional $21.2 million of goodwill and $1.5 million in other intangibles, while the 2003 acquisition of CommonWealth added an additional $13.6 million of goodwill and $471,000 in other intangibles and the 2002 acquisition of Monroe added an additional $441,000 in deposit intangibles. The net unamortized balance of identified intangibles associated with acquired deposits were $2.48 million and $1.4 million at December 31, 2004 and 2003, respectively. Annual amortization expense of intangibles for each of the next five years is approximately $440,000, $398,000, $398,000, $398,000 and $331,000, respectively.
      With the adoption of FAS No. 142 and FAS No. 147 in 2002, the Company ceased amortization of certain goodwill subject to an annual impairment test. The impairment test involves identifying separate reporting units based on the reporting structure of the Company, then assigning all assets and liabilities, including goodwill, to these units. Each reporting segment is then tested for goodwill impairment by comparing the fair value of the unit with its book value, including goodwill. The Company determines fair value through a discounted cash flows valuation performed by an independent third party. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Through the results of impairment tests, and the sale of the discontinued operating subsidiary, goodwill impairment charges of $400,000 and $1,385,000 were appropriate for the discontinued mortgage banking segment in the fourth quarter of 2003 and the second quarter of 2004, respectively. The impairment losses in the mortgage segment stem from operating losses incurred in that segment in the second half of 2003 and the first half of 2004, along with forecasts for thin margins in the mortgage segment, particularly within the wholesale division. These charges are included in “loss from discontinued operations” in the consolidated statements of income.
      The progression of the Company’s goodwill and intangible assets for continuing operations for the years ended December 31, 2004, 2003 and 2002 is detailed in the following table:

		Other
	Goodwill	Intangibles

Balance at December 31, 2001	24,347	1,129

Acquisitions	—	440

Tax Benefits, Exercise of Stock Options and Other Adjustments	(371)	—

Amortization	—	(244)

Balance at December 31, 2002	23,976	1,325

Acquisitions	14,478	471

Tax Benefits, Exercise of Stock Options and Other Adjustments	(476)	(190)

Amortization	—	(243)

Balance at December 31, 2003	$37,978	$1,363

Acquisitions	21,231	1,518

Tax Benefits, Exercise of Stock Options and Other Adjustments	(381)	—

Amortization	—	(399)

Balance at December 31, 2004	$58,828	$2,482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments
      On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an Amendment of FASB Statement Number 123. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies, and will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be re-measured subsequently at each reporting date through settlement date.
      The changes in accounting will replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans,” would remain unchanged. The expected impact of this standard on options issued under the Company’s 1999 Plan and options currently issued under the 2004 Plan will be realized in periods beginning after June 15, 2005. The estimated pre-tax expense to be realized has been valued in accordance with an option pricing model as more fully discussed in Note 1 to the financial statements under the heading “Stock options.” The estimated annual expenses required to be recognized in accordance with the standard over the required service period beginning in July 2005 and beyond is summarized below.

2005	$144,900

2006	255,007

2007	229,506

2008	183,546

2009	112,124

2010 and beyond	41,746

$966,829

      In March 2004, the Emerging Issue Task Force (“EITF”) reached a consensus opinion on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” regarding the determination of whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporarily impaired. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations. The contractual cashflows of the Company’s mortgage-backed securities are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Because a decline in the fair value is attributable to changes in rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
      On September 30, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) EITF Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and equity securities within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.
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
      In December 2003, the AICPA issued Statement of Position (“SOP”) 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. This statement, which is effective for loans acquired in fiscal years beginning after December 15, 2004, addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This standard will require a fair value measure of loans acquired and as such no corresponding allowance for loan losses will be permitted to be transferred on loans acquired in a transfer that are within the scope of SOP 03-3. The impact of the Standard is prospective and will require new recognition and measurement techniques upon adoption. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

Income Taxes
      Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include i) income on state and municipal securities which are exempt from federal income tax, ii) certain dividend payments which are deductible by the company, iii) for 2003 and 2004, goodwill impairment expense which is not deductible, and iv) for the third quarter and year of 2004, the loss on the sale of the UFM subsidiary which had a significant tax basis over and above its book carrying value.
      State and municipal income and the dividends deduction are permanent differences that occur on a regular basis. Goodwill impairment expense is infrequent and has historically been related to the UFM subsidiary, which has been sold. The difference related to the excess tax over book basis of the UFM subsidiary was a one time event linked to the sale of the mortgage subsidiary. This item resulted in a substantial reduction in the effective income tax rate applicable to discontinued operations for 2004. This difference arose due to the non-deductible goodwill impairment charges associated with the sale of the UFM subsidiary. Because those charges (expenses) were not deductible, they resulted in permanent differences which increased the effective tax rate in periods prior to the sale. Goodwill expense, by its very nature, is a permanent difference. These expenses did, however, reduce the carrying basis of the mortgage subsidiary and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
resulted in a permanent difference of approximately $950,000 in the third quarter of 2004 upon the sale of the entity, which reduced the combined effective tax in 2004 to 25.6% from 29.1% in 2003.
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

Earnings Per Share
      Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average shares outstanding increased by the dilutive effect of stock options. Basic and diluted net income per common share calculations follow:

	For the Year Ended December 31,

	2004	2003	2002

	(Amounts in thousands except per share data)

Basic:

Income from continuing operations	$26,020	$26,719	$24,230

(Loss) income from discontinued operations	(3,656)	(1,481)	489

Net income	$22,364	$25,238	$24,719

Weighted average shares outstanding	11,238,648	11,096,900	10,917,100

Dilutive shares for stock options	98,958	101,453	53,342

Weighted average dilutive shares outstanding	11,337,606	11,198,353	10,970,442

Basic:

Earnings per share continuing operations	$2.32	$2.41	$2.22

(Loss) earnings per share discontinued operations	(0.33)	(0.14)	0.04

Earnings per share	1.99	2.27	2.26

Diluted:

Diluted earnings per share continuing operations	$2.29	$2.39	$2.21

Diluted (loss) earnings per share discontinued operations	(0.32)	(0.14)	0.04

Diluted earnings per share	1.97	2.25	2.25

Reclassifications
      Certain amounts included in the 2003 and 2002 financial statements, footnotes and schedules have been reclassified to conform to the 2004 presentation.

Note 2.	Merger and Acquisitions
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
      Under the terms of the merger agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp acquisition, Peoples Community Bank, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
wholly-owned subsidiary of PCB Bancorp, was merged into Bank. As a result of the acquisition and preliminary purchase price allocation, approximately $21.3 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.
      The following table summarizes the net cash provided by or used in acquisitions during the three years ended December 31, 2004:

	2004	2003	2002

Supplemental Schedule
Detail of Acquisitions

Fair value of assets acquired	172,375	137,613	30,145

Fair value of liabilities assumed	(158,906)	(129,078)	(28,695)

Purchase price in excess of net assets acquired	22,750	15,697	441

Total purchase price	36,219	24,232	1,891

Less non cash purchase price	—	12,927	—

Less cash acquired	9,879	12,629	3,873

Net cash paid (received) for acquisition	26,340	(1,324)	(1,982)

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
      In the second and third quarters of 2003, the Company opened three de novo branches in Winston-Salem, North Carolina. The Company also opened two additional loan production offices during the first quarter of 2004 in Mount Airy and Charlotte, North Carolina. The Charlotte office has since been converted to a full-service branch although it does not currently exercise paying and receiving privileges. Also in the second quarter of 2004, two new loan production offices were opened in Blacksburg and Norfolk, Virginia.
      In January 2003, the Bank completed the acquisition of Stone Capital, based in Beckley, West Virginia. This acquisition expanded the Bank’s operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. At December 31, 2004, Stone Capital had a total market value of assets under management of $71.9 million. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. In 2003 and 2004 Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and additional shares were paid to the original shareholders. The balance of the remaining consideration is payable on January 1, 2006 in the form of Company common stock subject to revenue minimums outlined in the acquisition agreement. As a result of the purchase price allocation, approximately $360,000 of goodwill was recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Securities Available for Sale
      As of December 31, the amortized cost and estimated fair value of securities classified as available for sale are as follows:

	2004

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Amounts in thousands)

U.S. Government agency securities	$46,541	$20	$(615)	$45,946

States and political subdivisions	142,882	2,647	(383)	145,146

Corporate Notes	37,589	540	—	38,129

	227,012	3,207	(998)	229,221

Mortgage-backed securities	142,427	921	(369)	142,979

Equities	15,307	1,188	(17)	16,478

Total	$384,746	$5,316	$(1,384)	$388,678

	2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Amounts in thousands)

U.S. Government agency securities	$72,856	$220	$(817)	$72,259

States and political subdivisions	100,708	2,477	(134)	103,051

Corporate Notes	66,021	3,660	(25)	69,656

	239,585	6,357	(976)	244,966

Mortgage-backed securities	184,773	2,484	(534)	186,723

Equities	11,554	951	—	12,505

Total	$435,912	$9,792	$(1,510)	$444,194

      Securities available for sale with estimated fair values of $241,324,820 and $243,076,746 at December 31, 2004 and 2003, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and other short-term borrowings and for other purposes. Pledging of securities is accomplished through the use of an intermediary where securities pledged are recorded for the benefit of the depositor, public agency or to secure other short-term borrowings.
      As a condition to membership in the Federal Home Loan Bank (“FHLB”) system, First Community Bank, N. A. (FCBNA) is required to subscribe to a minimum level of stock in the FHLB. At December 31, 2004, FCBNA owned approximately $10.5 million in stock which is classified as available for sale.
      The amortized cost and estimated fair value of securities available for sale by contractual maturity, at December 31, 2004, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. In 2004, net gains on the sale of securities were $1.6 million, almost entirely the result of realized gains on the sale of securities of approximately $1.4 million from the sale of $25.0 million of corporate bonds held in the Company’s available-for-sale investment portfolio, the market value of which had declined in step with the flattening of the Treasury yield curve. Gross gains were $1.8 million while gross losses were $183,000 during 2004; gross proceeds from sales of securities totaled $51.8 million.
      In 2003, net gains on the sale of securities were $1.2 million, again, largely due to the sale of certain short-term equity investments in the third quarter. Gross gains were $1.2 million while gross losses were $5,000; gross proceeds from the sales were $10.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2002, the Company experienced a net loss from available for sale securities of $388,000. Gross losses resulted from the other-than temporary write-down of a municipal issue of $576,000 and losses from the sale of securities of $308,000. These losses were offset by gross gains of $496,000. Gross proceeds totaled $13.9 million.

					Tax
	U.S. Government	States and			Equivalent
	Agencies &	Political	Corporate		Purchase
	Corporations	Subdivisions	Notes	Total	Yield

	(Amounts in thousands)

Amortized Cost Maturity:

Within one year	$—	$1,715	$2,067	$3,782	6.69%

After one year through five years	1,000	7,076	15,522	23,598	6.21%

After five years through ten years	43,541	18,820	—	62,361	4.74%

After ten years	2,000	115,271	20,000	137,271	6.51%

Amortized cost	$46,541	$142,882	$37,589	$227,012

Mortgage-backed securities				142,427	4.25%

Equity securities				15,307	3.72%

Total Amortized cost				$384,746

Tax equivalent purchase yield	3.80%	7.08%	4.59%	5.26%

Average maturity (in years)	7.53	12.27	15.85	11.89

Fair Value Maturity:

Within one year	$—	$1,733	$2,117	$3,850

After one year through five years	994	7,278	15,974	24,246

After five years through ten years	43,038	19,250	—	62,288

After ten years	1,914	116,885	20,038	138,837

Fair Value	$45,946	$145,146	$38,129	$229,221

Mortgage-backed securities				142,979

Equity securities				16,478

Total Fair Value				$388,678

      At December 31, 2004, the combined depreciation in value of the individual securities in an unrealized loss position for less than 12 months was less than 1% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reflects those investments in a continuous unrealized loss position for less than 12 months. There are currently no securities in a continuous unrealized loss position for 12 or more months for which the company does not have the ability to hold until the security matures or recovers in value.

	December 31, 2004

	Less than 12 Months		12 Months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(Amounts in thousands)

U.S. Government agency securities	$12,357	$(101)	$28,146	$(514)	$40,503	$(615)

States and political subdivisions	35,620	(344)	2,118	(39)	37,738	(383)

Other Securities	—	—	—	—	—	—

Subtotal, debt securities	$47,977	$(445)	$30,264	$(553)	$78,241	$(998)

Mortgage-backed securities	112,755	(369)	—	—	112,755	(369)

Equity securities	—	—	136	(17)	136	(17)

Total	$160,732	$(814)	$30,400	$(570)	$191,132	$(1,384)

	December 31, 2003

	Less than 12 Months		12 Months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(Amounts in thousands)

U.S. Government agency securities	$28,050	$(817)	$—	$—	$28,050	$(817)

States and political subdivisions	10,095	(134)	—	—	10,095	(134)

Other Securities	10,275	(25)	—	—	10,275	(25)

Subtotal, debt securities	$48,420	$(976)	$—	$—	$48,420	$(976)

Mortgage-backed securities	86,141	(534)			86,141	(534)

Equity securities	—	—	—	—	—	—

Total	$134,561	$(1,510)	$—	$—	$134,561	$(1,510)

Note 4.	Securities Held to Maturity
      The following table presents amortized cost and approximate fair values of investment securities held to maturity at December 31:

	2004

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Amounts in thousands)

U.S. Government agency securities	$—	$—	$—	$—

States and political subdivisions	33,814	$1,388	$—	$35,202

Other securities	375	$—	$—	$375

	34,189	1,388	—	35,577

Mortgage-backed securities	32	1	—	33

Total	$34,221	$1,389	$—	$35,610

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(Amounts in thousands)

U.S. Government agency securities	$—	$—	$—	$—

States and political subdivisions	37,521	$2,036	$—	$39,557

Other securities	375	$—	$—	$375

	37,896	2,036	—	39,932

Mortgage-backed securities	124	4	—	128

Total	$38,020	$2,040	$—	$40,060

	U.S. Government	State and
	Agencies &	Political	Other		Tax-Equivalent
	Corporations	Subdivisions	Securities	Total	Purchase Yield

	(Amounts in thousands)

Amortized Cost Maturity:

Within one year	$—	$748	$—	$748	8.49%

After one year through five years	—	5,340	375	5,715	8.37%

After five years through ten years	—	20,986	—	20,986	8.70%

After ten years	—	6,740	—	6,740	8.99%

Amortized cost	$—	$33,814	$375	$34,189

Mortgage-backed securities				32	7.5%

Total Amortized cost				$34,221

Tax equivalent purchase yield	—%	8.76%	3.50%	8.70%

Average maturity (in years)	—	7.46	3.75	7.42

Fair Value Maturity:

Within one year	$—	$762	$—	$762

After one year through five years	—	5,552	375	5,927

After five years through ten years	—	21,856	—	21,856

After ten years	—	7,032	—	7,032

Fair Value	$—	$35,202	$375	$35,577

Mortgage-backed securities				33

Total Fair Value				$35,610

      Various investment securities classified as held to maturity with an amortized cost of approximately $9,621,695 and $4,457,779 were pledged at December 31, 2004 and 2003, respectively, to secure public deposits and for other purposes required by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Loans
      Loans held for investment, net of unearned income, consist of the following at December 31:

	2004	2003

	(Amounts in thousands)

Real estate — commercial	$453,899	$317,421

Real estate — construction	112,732	98,510

Real estate — residential	457,386	421,288

Commercial, financial and agricultural	99,303	69,395

Loans to individuals for household and other consumer expenditures	113,424	118,585

All other loans	2,012	992

	$1,238,756	$1,026,191

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
      Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding at December 31, 2004.
      Financial instruments whose contract amounts represent credit risk at December 31, 2004 are commitments to extend credit (including availability of lines of credit) — $156.7 million, and standby letters of credit and financial guarantees written — $8.3 million. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Company is based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on management’s credit evaluation and underwriting guidelines for the particular loan. Commitments outstanding at December 31, 2004 are summarized in the following table:

	2004

	Notional
	Amount	Rate

	(Amounts in thousands)

Real estate — commercial (fixed)	$3,070	3.59% – 9.26%

Real estate — commercial (variable)	22,705	3.25% – 10.50%

Real estate — construction (fixed)	12,466	3.99% – 9.75%

Real estate — construction (variable)	51,637	4.75% – 7.75%

Real estate — residential (fixed)	2,460	5.75% – 12.00%

Real estate — residential (variable)	30,800	3.99% – 12.00%

Commercial, financial, agricultural (fixed)	3,054	2.95% – 18.00%

Commercial, financial, agricultural (variable)	32,718	3.25% – 10.00%

Loans to individuals for household and other consumer expenditures (fixed)	4,078	2.94% – 18.50%

Loans to individuals for household and other consumer expenditures (variable)	2,093	5.25% – 18.00%

Total	$165,081

      Management analyzes the loan portfolio regularly for concentrations of credit risk, including concentrations in specific industries and geographic location. At December 31, 2004, commercial real estate loans comprised 35.47% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent several different sectors of the commercial real estate market, including residential land development, single family and apartment building operators, commercial real estate lessors, and hotel/motel developers. Underwriting standards require comprehensive reviews and independent evaluations be performed on credits exceeding predefined market limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.
      The majority of the loans in the current portfolio, other than commercial and commercial real estate, were made and collateralized in West Virginia, Virginia, North Carolina, Tennessee and the surrounding Southeast area. Although sections of the West Virginia and Southwestern Virginia economies are closely related to natural resource production, they are supplemented by service industries. The Company’s presence in four states, West Virginia, Virginia, North Carolina and Tennessee provides additional diversification against geographic concentrations of credit risk.
      In the normal course of business, FCBNA has made loans to directors and executive officers of the Company and its subsidiary. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans was $6.7 million and $7.8 million at December 31, 2004 and 2003, respectively. During 2004, $2.2 million of new loans were made, repayments totaled $957,000, and other decreases due to the change in composition of FCBNA’s board members and executive officers approximated $2.4 million.
      At December 31, 2004 and 2003, overdrafts totaling $1.5 million and $1.1 million, respectively were reclassified as loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Allowance for Loan Losses
      Activity in the allowance for loan losses was as follows:

	2004	2003	2002

	(Amounts in thousands)

Balance, January 1	$14,624	$14,410	$13,952

Provision for loan losses	2,671	3,419	4,208

Acquisition balance	1,786	1,583	395

Loans charged off	(4,174)	(6,121)	(4,868)

Recoveries credited to reserve	1,432	1,333	723

Net charge-offs	(2,742)	(4,788)	(4,145)

Balance, December 31	$16,339	$14,624	$14,410

      During 2004, 2003 and 2002, $2,070,000, $1,581,000, and $2,168,000, respectively of assets were acquired through foreclosure and transferred to other real estate owned.
      The Company has identified certain loans as impaired based upon management’s evaluation of credit strength, projected ability to repay in accordance with the contractual terms of the loans and varying degrees of dependence on the sale of related collateral for liquidation of the loans. These loans were current under loan terms and were classified as performing at year-end 2004. The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	2004	2003	2002

	(Amounts in thousands)

Recorded investment in loans considered to be impaired	$8,319	$7,649	$8,980

Loans considered to be impaired that were on a non-accrual basis	2,096	1,609	1,238

Allowance for loan losses related to loans considered to be impaired	2,647	2,422	3,907

Average recorded investment in impaired loans	8,483	7,798	9,176

Total interest income recognized on impaired loans	389	443	512

Recorded investment in loans with no related allowance	—	460	600
      Impaired loans include a relationship in the amount of $4.4 million which is secured by a hotel property which has suffered declines in levels of occupancy. The allowance for loan losses related to this loan was $1.2 million at December 31, 2004.

Note 7.	Premises and Equipment
      Premises and equipment are comprised of the following as of December 31:

	2004	2003

	(Amounts in thousands)

Land	$11,012	$9,845

Bank premises	32,673	26,573

Equipment	23,908	19,310

	67,593	55,728

Less: accumulated depreciation and amortization	30,233	25,912

Total	$37,360	$29,816

      In 2004, the Company constructed a new branch facility with a total cost of $1.8 million. The prime contractor for this facility was a firm which is majority-owned by an individual who is an immediate family

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
member of two directors of the Company. All branch construction contracts involving the related party were let pursuant to a competitive bidding process. Total payments to the related party were $880,000, $62,000 and none in 2004, 2003 and 2002, respectively.

Note 8.	Other Indebtedness
      FCBNA is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. At December 31, 2004, credit availability with the FHLB totaled approximately $397.3 million. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans of $405 million, mortgage-backed securities, and certain other investment securities. The FHLB advances are subject to restrictions or penalties in the event of prepayment.
      Other indebtedness includes structured term borrowings from the FHLB of $107.4 million in 2004 and $136.3 million at December 31, 2003 in the form of convertible and callable advances. The callable advances may be called (redeemed) at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. At December 31, 2004 and 2003, respectively, the Company also held non-callable term advances of $9.4 million and $8.4 million.
      Other various debt obligations of the Company approximated $19,000 at December 31, 2004 and $30,000 at December 31, 2003.
      The following schedule details the outstanding FHLB advances, rates and corresponding final maturities at December 31, 2004.

	Principal Amount				Next
	of Advance		Rate	Maturity	Call Date

Callable advances:
	$1,290		4.14%	05/02/07	05/02/05
	25,000		5.71%	03/17/10	03/17/05
	25,000		6.11%	05/05/10	02/05/05
	25,000		6.02%	05/05/10	02/05/05
	25,000		5.47%	10/04/10	01/04/05
	6,133		4.75%	01/31/11	01/30/05

		$107,423

Noncallable advances:	924		4.55%	11/23/05	N/A
	422		5.01%	12/11/06	N/A
	5,000		1.68%	01/30/07	N/A
	2,000		6.27%	09/22/08	N/A
	1,067		2.95%	07/01/13	N/A

		9,413

Total advances		$116,836

      In addition to the amounts listed in the foregoing table, the Company issued $15.0 million in Junior Subordinated Debt in September 2003 at a variable rate indexed at the 3 Month LIBOR rate + 2.95%. The securities mature on October 8, 2033 and are continuously callable beginning October 8, 2008.
      Consistent with the presentation of discontinued operations, approximately $17.7 million of other borrowings was allocated to the category “liabilities related to discontinued operations.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Deposits
      At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

(Amounts in thousands)

2005	$391,581

2006	85,104

2007	64,396

2008	34,935

2009 and thereafter	26,288

$602,304

      Time deposits, including certificates of deposit issued in denominations of $100,000 or more, amounted to $202.4 million and $194.8 million at December 31, 2004 and 2003, respectively. Interest expense on these certificates was $5.5 million, $5.7 million, and $6.1 million for 2004, 2003, and 2002, respectively.
      At December 31, 2004, the scheduled maturities of certificates of deposit of $100,000 or more are as follows:

(Amounts in thousands)

Three Months or Less	$40,005

Over Three to Six Months	34,480

Over Six to Twelve Months	47,901

Over Twelve Months	80,052

Total	$202,438

      Included in total deposits are deposits from related parties in the total amount of $21.6 million and $16.7 million at December 31, 2004 and 2003, respectively.

Note 10.	Income Taxes, Continuing Operations
      The components of income tax expense from continuing operations are as follows:

	Years Ended December 31,

	2004	2003	2002

	(Amounts in thousands)

Income tax provisions consists of:
Current tax expense

Federal	$9,386	$10,302	$7,866

State	701	725	540

	10,087	11,027	8,406
Deferred tax (benefit) expense

Federal	(272)	29	1,248

State	(29)	2	86

	(301)	31	1,334

	$9,786	$11,058	$9,740

      Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2004 and 2003 are as follows:

	2004	2003

	(Amounts in
	thousands)

Deferred tax assets:

Allowance for loan losses	$6,417	$5,736

Unrealized losses on assets	443	303

Deferred compensation	1,826	1,598

Deferred loan fees	767	623

Low income investments, basis difference	285	226

Unrealized capital loss	406	—

Other	150	217

Total deferred tax assets	$10,294	$8,703

Deferred tax liabilities:

Intangible assets	$3,222	$2,127

Fixed assets	1,336	1,011

Odd days interest deferral	1,324	1,278

Accrued discounts	675	636

Deferred gain on involuntary conversion	365	365

Unrealized gain on securities available for sale	1,573	3,313

Other	42	38

Total deferred tax liabilities	8,537	8,768

Net deferred tax assets (liabilities)	$1,757	$(65)

      Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded by law, from the calculation of taxable income. State and municipal bond income represents the most significant permanent tax difference. Other significant differences that occurred in 2004 include non-deductible goodwill impairment charges associated with the UFM subsidiary and the capital loss on the sale of UFM. These additional permanent differences resulted in a consolidated effective tax rate of 25.6% in 2004, down from the consolidated effective rates of 29.1% in 2003 and 28.9% in 2002.
      The reconciliation of the federal statutory tax rate to the effective income tax rate for continuing operations is as follows:

	Years Ended December 31,

	2004	2003	2002

Tax at statutory rate	35.00%	35.00%	35.00%

(Reduction) increase resulting from:

Tax-exempt interest net of non-deductible interest	(6.36)%	(5.68)%	(6.57)%

State income taxes, net of federal benefit	1.22%	1.25%	1.20%

Other, net	(2.53)%	(1.30)%	(.96)%

Effective tax rate	27.33%	29.27%	28.67%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Employee Benefits

Employee Stock Ownership and Savings Plan
      The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.
      Employer Stock Fund: Annual contributions to the stock portion of the plan are made at the discretion of the Board of Directors, and are allocated to plan participants on the basis of relative compensation. Substantially all plan assets are invested in common stock of the Company. Total expense recognized by the Company related to the Employer Stock Fund within the KSOP was $913,000, $825,000 and $675,000 in 2004, 2003 and 2002, respectively. The Company reports the contributions to the plan as a component of employee compensation and benefits. The 2004 contribution rate was 4.5% of eligible employee compensation.
      Employee Savings Plan: The Company provides a 401(k) Savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. The cost of Company contributions under the Savings Plan component of the KSOP was $870,000, $680,000, and $563,000 in 2004, 2003 and 2002, respectively. The Company’s matching contributions are at the discretion of the Board up to 100% of elective deferrals of no more than 6% of compensation. The Company matching rate was 100% for 2004, 2003, and 2002. The employee participants have various investment alternatives available in the 401(k) Savings feature, but Company securities are not permitted as an investment alternative.

Employee Welfare Plan
      The Company provides various medical, dental, vision, life, accidental death and dismemberment and long-term disability insurance benefits to all full-time employees who elect coverage under this program (basic life, accidental death and dismemberment, and long-term disability coverage are automatic). The health plan is managed by a third party administrator (“TPA”). Monthly employer and employee contributions are made to a tax-exempt employer benefits trust, against which the TPA processes and pays claims. Stop loss insurance coverage limits the Company’s funding requirements and risk of loss to $60,000 and $2.94 million for individual and aggregate claims, respectively. Total Company expenses under the plan were $2.2 million, $2.0 million, and $1.7 million in 2004, 2003 and 2002, respectively.

Deferred Compensation Plan
      FCBNA has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability at December 31, 2004 and 2003 was approximately $540,000 and $601,000, respectively. The annual expenses associated with this plan were $10,000, $42,000 and $91,000 for 2004, 2003 and 2002, respectively. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.
      The Company maintains a life insurance contract on the life of one of the participants covered under this plan. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $727,000 and $720,000 at December 31, 2004 and 2003, respectively.

Executive Retention Plan
      The Company maintains an Executive Retention Plan for key members of senior management. This Plan provides for a benefit at normal retirement (age 62) targeted at 35% of final compensation projected at an assumed 3% salary progression rate. Benefits under the Plan become payable at age 62. Actual benefits payable under the Retention Plan are dependent on an indexed retirement benefit formula which accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company’s tax-effected cost of funds for that plan year. Benefits under the Plan are dependent on the performance of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
insurance contracts and are not guaranteed by the Company. Additionally, during 2001, the Company entered into a similar retirement plan arrangement as described below with non-employee board members of the Company.
      The Company funded the contracts through the purchase of bank-owned life insurance, (“BOLI”), which is anticipated to fully fund the projected benefit payout after retirement. The total amount invested in BOLI for the Executive Retention Plan during 2000 and the corresponding cash surrender value at December 31, 2004 was $4.1 million and $6.6 million, respectively. The associated projected benefit obligation accrued as of year-end 2004 and 2003 was $2.0 million and $1.4 million, respectively, while the associated obligation expense incurred in connection with the Executive Plan was $307,000, $170,000 and $177,000 for 2004, 2003 and 2002, respectively. The income derived from policy appreciation was $248,000, $234,000 and $157,000 in 2004, 2003 and 2002, respectively.
      In conjunction with the CommonWealth acquisition, the Company assumed the obligations of the CommonWealth BOLI plan and added assets of $1.4 million, which is reflected in the growth of the BOLI assets, income and corresponding expense in 2003.
      In connection with the Executive Retention Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the “Agreements”) with the individuals covered under the Plan. Under the Agreements, the Company shares 80% of death benefits (after recovery of cash surrender value) with the designated beneficiaries of the plan participants under life insurance contracts referenced in the Plan. The Company as owner of the policies retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies.
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

Directors Supplemental Retirement Plan
      In 2001, the Company established a Directors Supplemental Retirement Plan for its non-employee Directors. This Plan provides for a benefit upon retirement from service on the Board at specified ages depending upon length of service or death. Benefits under the Plan become payable at age 70, 75, and 78 depending upon the individual director’s age and original date of election to the Board. Actual benefits payable under the Plan are dependent on an indexed retirement benefit formula that accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company’s tax-effected cost of funds for that plan year. Benefits under the Plan are dependent on the performance of the insurance contracts and are not guaranteed by the Company. Participants in the Plan vest in the indexed benefit balance as it accrues. The Plan, as amended in 2004, calls for benefits to become payable in a lump sum commencing 30 days following termination of service, except for cause, prior to retirement.
      In connection with the Directors Supplemental Retirement Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the “Agreements”) with certain directors covered under the Plan. Under the Agreements, the Company shares 80% of death benefits (after recovery of cash surrender value) with the designated beneficiaries of the executives under life insurance contracts referenced in the Retention Plan. The Company, as owner of the policies, retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies.
      The Plan also contains provisions for change of control, as defined, which allow the Directors to retain benefits under the Plan in the event of a termination of service, other than for cause, during the 12 months prior to a change in control or anytime thereafter, unless the Director voluntarily terminates his service within 90 days following the change in control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Plan expenses associated with the Directors Supplemental Retirement Plan for 2004, 2003 and 2002 were $202,000, $155,000 and $217,000, respectively.

Stock Options
      In 1999, the Company instituted a Stock Option Plan to encourage and facilitate investment in the common stock of the Company by key executives and to assist in the long-term retention of service by those executives. The Plan covers key executives as determined by the Company’s Board of Directors from time to time. Options under the Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Plan set at 332,750 (adjusted for 10% stock dividends paid in 2002 and again in 2003). The options granted under the Plan represent the rights to acquire the option shares with deemed grant dates of January 1 for each year beginning with the initial year granted and the following four anniversaries. All stock options granted pursuant to the Plan vest ratably on the first through the seventh anniversary dates of the deemed grant date. The option price of each stock option is equal to the fair market value (as defined by the Plan) of the Company’s common stock on the date of each deemed grant during the five-year grant period. Vested stock options granted pursuant to the Plan are exercisable during employment and for a period of five years after the date of the grantee’s retirement, provided retirement occurs at or after age 62. If employment is terminated other than by early retirement, disability, or death, vested options must be exercised within 90 days after the effective date of termination. Any option not exercised within such period will be deemed cancelled.
      In 2001, the Company also granted stock options to non-employee directors. The Director Option Plan was implemented to facilitate and encourage investment in the common stock of the Company by non-employee directors whose efforts, solely as directors, are expected to contribute to the Company’s future growth and continued success. The options granted pursuant to the Plan expire at the earlier of 10 years from the date of grant or two years after the optionee ceases to serve as a director of the Company. Options not exercised within the appropriate time shall expire and be deemed cancelled. The Plan covers non-employee directors as determined by the Company’s Board of Directors. Options under the Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Plan set at 108,900 shares (adjusted for the 10% stock dividends paid in 2002 and 2003).
      In 2003, with the acquisition of CommonWealth, the Company acquired additional stock options of 120,155 shares. These options were issued by CommonWealth in 12 grants beginning in 1994 and ending in 2002 and, following the merger, reflect adjusted exercise prices ranging from $4.75 to $17.40. These options were fully vested at the point of grant and are exercisable for up to ten years following the original grant date.
      At the 2004 Annual Meeting, shareholders ratified approval of the 2004 Omnibus Stock Option Plan (“2004 Plan”) which made available up to 200,000 shares for potential grants of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards or Performance Awards. During 2004, 42,000 Incentive Stock Awards and 5,000 Restricted Stock awards were granted to 18 employees throughout the Company. There were no awards made to executive management from the 2004 Plan. The purposes of the 2004 Plan were to promote the long-term success of the Company by encouraging officers, employees, directors and individuals performing services for the Company to focus on critical long-range objectives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option activity, and related information for the years ended December 31 is as follows:

	2004		2003		2002

						Weighted
	Options	Weighted-Average	Option	Weighted-Average	Option	Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	414,809	$19.01	291,638	$19.25	222,502	$16.95

Granted	47,000	26.24	75,186	29.15	75,186	24.65

Acquired with CommonWealth	—	—	120,155	8.05	—	—

Exercised	54,873	11.58	63,095	11.44	6,050	21.74

Forfeited	61	—	9,075	—	—	—

Outstanding, end of year	406,875	$20.85	414,809	$19.01	291,638	$19.25

Exercisable at end of year	225,549	$18.62	105,460	$12.67	48,400	$21.74

Weighted-average fair value of options granted during the year	$6.79		$7.05		$6.65
      Additional information regarding stock options outstanding and exercisable at December 31, 2004 is provided in the following table:

					Weighted-
			Weighted-		Average
		Weighted-	Average	Number of	Exercise Price
	Number of	Average	Remaining	Options	of Options
	Options	Exercise	Contractual	Currently	Currently
Ranges of Exercise Prices ($)	Outstanding	Price	Life (Years)	Exercisable	Exercisable

4.75 — 7.059	618	$5.38	1.00	618	$5.38

7.664 — 9.519	41,624	8.90	1.00	41,624	8.90

13.936 — 19.802	144,918	16.41	3.78	94,104	17.05

21.736 — 29.145	219,715	26.08	6.34	89,203	24.91

	406,875	$20.85	4.87	225,549	$18.62

Note 12.	Litigation, Commitments and Contingencies
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Financial instruments whose contract amounts represent credit risk at December 31, 2004 are commitments to extend credit (including availability of lines of credit) — $156.7 million, and standby letters of credit and financial guarantees written — $8.3 million.
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
      Throughout 2004, the Company has been engaged in a state tax audit involving state income, franchise and sales tax in one of its state tax jurisdictions. While the Company has received early indications of the state tax department’s estimates of potential additional state income and franchise tax liabilities, the Company’s review of the potential assessments revealed a position which favors the Company and which, if sustained, could result in the Company receiving state income and franchise tax refunds. The Company and tax counsel continue to evaluate possible exposure under the state tax audit as well as the advancement of the referenced favorable tax position and believe that the Company has established appropriate provisions for state income and franchise taxes consistent with the uncertainty of the state tax audit and changes in the Company’s state tax filings.
      Pursuant to the August 2004 sale of UFM, the Bank agreed to indemnify the purchaser of UFM from various losses or claims arising from redemption of service release premiums (which expired as of January 31, 2005), certain defaults on loans sold through August 2005 and as to specific litigation and certain contracts, pursuant to indemnification agreements with national investors and the Department of Housing and Urban Development and as to certain employment related claims, if any, all as more specifically set forth in a Stock Purchase Agreement dated August 17, 2004. The Company estimates that its obligations under this agreement will not materially impact its financial statements.

Note 13.	Regulatory Capital Requirements and Restrictions
      The primary source of funds for dividends paid by the Company is dividends received from FCBNA. Dividends paid by FCBNA are subject to restrictions by banking regulations. The most restrictive provision of the regulations requires approval by the Office of the Comptroller of the Currency if dividends declared in any

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year exceed the year’s net income, as defined, plus retained net profit of the two preceding years. During 2005, subsidiary accumulated earnings available for distribution as dividends to the Company without prior approval are $36.1 million plus net income for the interim period through the date of dividend declaration.
      The Company and FCBNA are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The entity’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and FCBNA to maintain minimum amounts and ratios for total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2004, the Company and banking subsidiary met all capital adequacy requirements to which they are subject. As of December 31, 2004 and 2003, the most recent notifications from the Federal Reserve Board categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the institution’s category.
      At December 31, 2004, $15 million in trust preferred securities issued by FCBI Capital Trust were outstanding that are treated as Tier 1 capital for bank regulatory purposes.

	December 31, 2004

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Amounts in thousands)

Total Capital to Risk-Weighted Assets

First Community Bancshares, Inc.	$150,673	12.09%	$99,677	8.00%	$	N/A	N/A

First Community Bank, N. A.	139,854	11.24%	99,546	8.00%		124,433	10.00%

Tier 1 Capital to Risk-Weighted Assets

First Community Bancshares, Inc.	$134,562	10.80%	$49,839	4.00%	$	N/A	N/A

First Community Bank, N. A.	124,290	9.99%	49,773	4.00%		74,660	6.00%

Tier 1 Capital to Average Assets (Leverage)

First Community Bancshares, Inc.	$134,562	7.62%	$70,630	4.00%	$	N/A	N/A

First Community Bank, N. A.	124,290	7.06%	70,386	4.00%		87,982	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Amounts in thousands)
Total Capital to Risk-Weighted Assets

First Community Bancshares, Inc.	$158,386	14.55%	$87,102	8.00%	$	N/A	N/A

First Community Bank, N. A.	148,275	13.67%	86,792	8.00%		108,490	10.00%

Tier 1 Capital to Risk-Weighted Assets

First Community Bancshares, Inc.	$144,331	13.26%	$43,551	4.00%	$	N/A	N/A

First Community Bank, N. A.	134,694	12.42%	43,396	4.00%		65,094	6.00%

Tier 1 Capital to Average Assets (Leverage)

First Community Bancshares, Inc.	$144,331	8.83%	$65,388	4.00%	$	N/A	N/A

First Community Bank, N. A.	134,694	8.27%	65,131	4.00%		81,414	5.00%

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
      Included in other operating expenses are certain costs, the total of which exceeds one percent of combined interest income and non-interest income. Following are such costs for the years indicated:

	Years Ended December 31,

	2004	2003	2002

	(Amounts in thousands)

Advertising and public relations	$1,323	$1,268	$1,272

Telephone and data communications	$1,561	$1,208	$1,070

Note 15.	Leases
      The Company enters into land and building leases for the operation of banking and loan offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004:

(Amounts in thousands)

Year ended December 31:

2005	$688

2006	616

2007	533

2008	427

2009	360

Later Years	1,835

Total minimum payments required:	$4,459

      Total lease expense for the years ended December 31, 2004, 2003 and 2002 was $692,000, $351,000 and $205,000, respectively.
Certain portions of the above-listed leases have been sublet to third parties for properties not currently being used by the Company. The impact of the future lease payments to be received and the non-cancelable subleases are as follows:

(Amounts in thousands)

Year ended December 31:

2005	$17

2006	19

2007	19

2008	19

2009	19

Later Years	354

Total minimum payments required:	$447

Note 16.	Fair Value of Financial Instruments
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
      The following summary presents the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments presented below. The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(Amounts in thousands)

Assets:

Cash and cash equivalents	$54,746	$54,746	$59,309	$59,309

Securities available for sale	388,678	388,678	444,194	444,194

Securities held to maturity	34,221	35,610	38,020	40,060

Loans held for sale	1,194	1,194	424	424

Loans held for investment	1,222,417	1,225,691	1,011,567	1,067,854

Interest receivable	8,554	8,554	8,327	8,327

Assets — discontinued operations	—	—	17,811	17,854

Liabilities:

Demand deposits	221,499	221,499	194,046	194,046

Interest-bearing demand deposits	318,166	318,166	234,458	234,458

Savings deposits	217,095	217,095	190,366	190,366

Time deposits	602,304	597,965	606,666	605,168

Federal funds purchased	32,500	32,500	—	—

Securities sold under agreements to repurchase	109,857	109,857	97,651	97,651

Interest, taxes and other obligations	14,313	14,313	11,897	11,897

Other indebtedness	131,855	139,279	144,616	153,934

Other indebtedness-discontinued operations	—	—	17,992	17,992

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Condensed financial information related to First Community Bancshares, Inc. as of December 31, 2004 and 2003, and for each of the years ended December 31, 2004, 2003 and 2002 is as follows:
Condensed Balance Sheets

	December 31,

	2004	2003

	(Amounts in thousands)

ASSETS

Cash	$5,081	$4,395

Investment in subsidiary — Continuing Operations	187,206	175,396

Investment in subsidiary — Discontinued Operations		4,380

Other assets	7,090	7,067

Total assets	$199,377	$191,238

LIABILITIES

Other liabilities	$680	$739

Long-term debt	15,464	15,464

STOCKHOLDERS’ EQUITY

Common stock	11,472	11,442

Additional paid-in capital	108,263	108,128

Retained earnings	68,019	56,894

Treasury stock	(6,881)	(6,407)

Accumulated other comprehensive income	2,360	4,978

Total stockholders’ equity	183,233	175,035

Total liabilities and stockholders’ equity	$199,377	$191,238

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Income

	December 31,

	2004	2003	2002

	(Amounts in thousands, except per
	share data)

Cash dividends received from subsidiary bank	$12,600	$11,900	$11,500

Other income	339	1,257	650

Operating expense	(1,361)	(790)	(759)

	11,578	12,367	11,391

Income tax (expense)benefit	606	(5)	311

Equity in undistributed earnings of subsidiary-continuing operations	10,180	14,357	12,528

Income from continuing operations	$22,364	$26,719	$24,230

Equity in undistributed (loss) earnings of subsidiary-discontinued operations	—	(1,481)	489

Net (loss) income from discontinued operations	—	(1,481)	489

Net income	$22,364	$25,238	$24,719

Basic earnings per share	$1.99	$2.27	$2.26

Basic earnings per share continuing operations	$2.32	$2.41	$2.22

Basic (loss) earnings per share discontinued operations	$(0.33)	$(0.14)	$0.04

Diluted earnings per share	$1.97	$2.25	$2.25

Diluted earnings per share continuing operations	$2.29	$2.39	$2.21

Diluted (loss) earnings per share discontinued operations	$(0.32)	$(0.14)	$0.04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Statements of Cash Flows

	Years Ending December 31,

	2004	2003	2002

	(Amounts in thousands)

Cash flows from operating activities:

Net income	$22,364	$25,238	$24,719

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed earnings of subsidiary-continuing operations	(10,180)	(14,357)	(13,017)

Equity in undistributed earnings of subsidiary-discontinued operations	—	1,481	—

(Decrease) increase in other assets	527	849	(138)

Gain on sale of assets	(94)	(999)	(375)

Increase in other liabilities	93	87	1,169

Other, net	3	—	185

Net cash provided by operating activities	12,713	12,299	12,543

Cash flows from investing activities:

Purchase of securities available for sale	(526)	(323)	(1,671)

Payments for investments in and advances to shareholders	—	(15,000)	—

Proceeds from sale of securities available for sale	430	1,845	1,954

Net cash (used in) provided by investing activities	(96)	(13,478)	283

Cash flows from financing activities:

Repayment of long-term debt	—	—	(100)

Net Proceeds from debt related to the issuance of Trust Preferred Securities	—	14,560	—

Issuance of common stock	504	709	—

Acquisition of treasury stock	(1,196)	(4,977)	(2,491)

Dividends paid	(11,239)	(10,847)	(9,926)

Net cash (used in) provided by financing activities	11,931	(555)	(12,517)

Net (decrease) increase in cash and cash equivalents	686	(1,734)	309

Cash and cash equivalents at beginning of year	4,395	6,129	5,820

Cash and cash equivalents at end of year	$5,081	$4,395	$6,129

Note 18.	Discontinued Operations
      On August 18, 2004, the Company sold its United First Mortgage, Inc. (“UFM”) subsidiary headquartered in Richmond, Virginia. The transaction resulted in the sale of 100% of the stock of UFM for cash consideration of approximately $250,000. The transaction produced an after-tax gain of approximately $387,000. This sale completed the Company’s exit from its mortgage banking operations.
      The business related to UFM is accounted for as discontinued operations in accordance with Financial Accounting Standard (“FAS”) 144 for all periods presented in this report. The results of UFM are presented as discontinued operations in a separate category on the income statement following results from continuing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations. The results of discontinued operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,

	2004	2003	2002

	(Amounts in thousands)

INTEREST INCOME:

Interest & fees on loans held for sale	$681	$2,367	$3,584

Income on investments taxable	6	21	40

Interest on fed funds and time deposits	3	11	—

	690	2,399	3,624

INTEREST EXPENSE:

Interest on short term borrowings	505	1,975	2,706

Interest on other borrowings	2	2	3

	507	1,977	2,709

Net interest income	183	422	915

OTHER INCOME:

Gain (loss)on securities	13	—	(3)

Mortgage banking income	943	7,165	9,435

	956	7,165	9,432

OTHER EXPENSES:

Salaries and benefits	2,990	6,115	6,083

Occupancy expense	229	436	467

Furniture and equipment expense	106	254	335

Other operating expense	3,560	2,956	2,664

	6,885	9,761	9,549

(Loss) income before income taxes	(5,746)	(2,174)	798
(2004 includes a $570,000 loss on the disposition of UFM)

Applicable income tax (benefit) expense	(2,090)	(693)	309

(2004 includes a tax benefit of $957,000 related to the disposition of UFM)

Net (loss) income from discontinued operations	$(3,656)	$(1,481)	$489

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      UFM assets and liabilities for the prior period are classified as discontinued in this report. The major asset and liability categories of discontinued operations for the prior period are presented as follows:

	December 31,	December 31,
	2004	2003

Assets

Cash and due from banks	$—	$2,243

Securities available for sale	—	297

Loans held for sale	—	17,728

Bank premises and equipment	—	205

Interest receivable	—	18

Other assets	—	496

Goodwill & other intangibles	—	1,385

Total Assets	$—	$22,372

Liabilities

Non-interest bearing deposits	—	81

Other liabilities	—	140

Borrowings	—	17,771

Total Liabilities	—	17,992

Stockholders’ Equity

Common stock	—	305

Additional paid-in capital	—	4,914

Retained earnings	—	(848)

Accumulated other comprehensive income	—	9

Total Equity	—	4,380

Total Liabilities & Stockholders’ Equity	$—	$22,372

      During the fourth quarter of 2003, the Company performed its annual impairment test of goodwill, resulting in a charge off of approximately $400,000 of goodwill related to the mortgage banking subsidiary. Following the 2004 decision to sell the subsidiary, the remaining $1.4 million of goodwill was considered impaired and subsequently charged off. These charges are included in the “loss from discontinued operations” category on the consolidated income statement and as a reduction to “assets related to discontinued operations” on the balance sheet.
Note 19. Variable Interest Entities (VIE’s)
      The Company maintains ownership positions in various entities which it deems VIE’s as defined in FIN 46. The Company typically obtains variable interests in these types of entities at the inception of the transaction. These entities include certain Tax Credit Limited Partnerships (TCLP’s) and LLC’s which provide insurance brokerage, investment brokerage, title insurance agency and other financial and related services. Based on the Company’s analysis, it is non-primary beneficiary; accordingly, these entities do not meet the criteria for consolidation under FIN 46. The TCLP’s were purchased for the sole purpose of providing the Company with pass-through federal tax credits for low income housing and federal and state historic tax credits. The investments in the TCLP’s are limited partnerships in which the Company owns up to 99% of the limited partnership units, and are recorded at cost and are being amortized over ten years in accordance with the benefit period for the associated tax credits. The LLC’s are recorded and accounted for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
principally on the cost method. Investments in these LLC’s range from 1.8% to 25%. The Company accounts for the 25% investment in Star Aviators based on a method that approximates the equity method of accounting. The carrying value of VIE’s at December 31, 2004 and 2003 was $3.3 million and $2.8 million, respectively and the Company’s maximum possible loss exposure was $3.7 million and $3.0 million, respectively in 2004 and 2003. Management does not believe losses resulting from its involvement with the entities discussed above will be material.
      The FCBI Capital Trust (the Trust) is a conduit entity for the issuance of subordinated debt instruments. The Trust is, by definition, a VIE. The Company owns 100% of the common stock of the Trust and guarantees various principal and interest payments by the Trust. At the inception of the Trust (September 2003), the Company consolidated the assets, liabilities and results of operations of the Trust. The subsequent issuance of FIN 46 R led to the deconsolidation of the Trust and the recording of the approximate $464,000 common investment in the Trust and the $15 million subordinated direct debt to the Trust. The deconsolidation did not have a material impact on the financial condition, results of operations or liquidity of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 20.     Supplemental Financial Data (Unaudited)
      Quarterly earnings for the years ended December 31, 2004, 2003 and 2002 are as follows:
First Community Bancshares, Inc.
Quarterly Earnings Summary

	2004

	March 31	June 30	Sept 30	Dec 31

	(Amounts in thousands, except per share data)

Interest income	$22,229	$24,356	$24,649	$24,902

Interest expense	6,245	6,729	6,948	7,031

Net interest income	15,984	17,627	17,701	17,871

Provision for loan losses	532	723	1,152	264

Net interest income after provision for loan losses	15,452	16,904	16,549	17,607

Other income	3,232	4,136	4,218	4,139

Securities gains	11	1,438	60	95

Other expenses	10,910	12,226	12,237	12,662

Income before income taxes	7,785	10,252	8,590	9,179

Income taxes	2,183	2,666	1,968	2,969

Net income from continuing operations	5,602	7,586	6,622	6,210

Loss from discontinued operations before income tax	(1,891)	(2,374)	(1,266)	(215)

Income tax benefit	(450)	(502)	(1,054)	(84)

Loss from discontinued operations	(1,441)	(1,872)	(212)	(131)

Net income	$4,161	$5,714	$6,410	$6,079

Per share: Basic earnings	$0.37	$0.51	$0.57	$0.54

Basic earnings continuing	$0.50	$0.67	$0.59	$0.55

Diluted earnings	$0.37	$0.50	$0.57	$0.54

Diluted earnings continuing	$0.49	$0.67	$0.58	$0.55

Dividends	$0.25	$0.25	$0.25	$0.25

Weighted average basic shares outstanding	11,245	11,229	11,232	11,248

Weighted average diluted shares outstanding	11,348	11,320	11,327	11,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003

	March 31	June 30	Sept 30	Dec 31

	(Amounts in thousands, except per share data)

Interest income	$21,898	$22,152	$23,337	$23,254

Interest expense	6,842	6,632	6,569	6,354

Net interest income	15,056	15,520	16,768	16,900

Provision for loan losses	589	1,308	782	740

Net interest income after provision for loan losses	14,467	14,212	15,986	16,160

Other income	3,047	3,351	3,540	3,406

Securities gains	20	133	1,038	7

Other expenses	8,744	8,753	10,182	9,911

Income before income taxes	8,790	8,943	10,382	9,662

Income taxes	2,470	2,499	3,164	2,925

Net income from continuing operations	6,320	6,444	7,218	6,737

Income (loss) from discontinued operations before income tax	701	856	(1,621)	(2,110)

Income tax expense (benefit)	273	333	(632)	(667)

Income (loss) from discontinued operations	428	523	(989)	(1,443)

Net income	$6,748	$6,967	$6,229	$5,294

Per share: Basic earnings	$0.62	$0.63	$0.55	$0.47

Basic earnings continuing	$0.58	$0.59	$0.64	$0.60

Diluted earnings	$0.62	$0.63	$0.55	$0.46

Diluted earnings continuing	$0.58	$0.59	$0.64	$0.59

Dividends	$0.24	$0.24	$0.25	$0.25

Weighted average basic shares outstanding	10,857	10,970	11,262	11,244

Weighted average diluted shares outstanding	10,913	11,085	11,384	11,362

Report of Independent Registered Public Accounting Firm
On Consolidated Financial Statements
To the Audit Committee of the Board of Directors and the
  Shareholders of First Community Bancshares, Inc.
      We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Community Bancshares, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
   Charleston, West Virginia
     March 11, 2005

Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      The report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control over Financial Reporting appears hereafter in Item 8 of this form 10-K.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Audit Committee of the Board of Directors and the
  Shareholders of First Community Bancshares, Inc.
      We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that First Community Bancshares, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that First Community Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of First Community Bancshares, Inc. and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
   Charleston, West Virginia
     March 11, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have not been any changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
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
      Our management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control over Financial Reporting are each hereby incorporated by reference from Item 8 of this form 10-K.
Item 9B.     Other Information
      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The required information concerning directors has been omitted in accordance with General Instruction G. Such information regarding directors appears on pages 3, 4, and 5 of the Proxy Statement relating to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.
      A portion of the information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information appears on page 7 of the Proxy Statement relating to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.
      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s Code of Ethics is available on the Company’s website at http:/www.fcbinc.com. Since its adoption, there have been no amendments to or waivers of the code of ethics related to any of the above officers.
      A portion of the information relating to Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information appears on page 6 of the Proxy Statement relating to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.
Harold V. Groome, Jr.
Chairman, Groome Transportation, Inc.; Chairman
Groome Transportation of Georgia, Inc.
Allen T. Hamner
Professor of Chemistry, West Virginia Wesleyan
College; Member Executive Committee, Audit
Committee and Member Nominating Committee
B. W. Harvey
Retired — Former President, Highlands Real Estate
Management, Inc.; Member Executive Committee
and Audit Committee; Member Nominating Committee
I. Norris Kantor
Of Counsel, Katz, Kantor & Perkins,
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
Chairman, Executive Committee
William P. Stafford, II
Attorney-at-Law, Brewster, Morhous, Cameron,
Mullins, Caruth, Moore, Kersey & Stafford, PLLC;
Member Executive Committee
OFFICERS, FIRST COMMUNITY BANCSHARES, INC.
John M. Mendez
President and Chief Executive Officer
Robert L. Schumacher
Chief Financial Officer
Robert L. Buzzo
Vice President and Secretary
E. Stephen Lilly
Chief Operating Officer

BOARD OF DIRECTORS, FIRST COMMUNITY BANK, N. A.
Dr. James P. Bailey
Retired Veterinarian, Veterinary Associates, Inc.
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
Chairman, Groome Transportation, Inc.; Chairman,
Groome Transportation of Georgia, Inc.
Franklin P. Hall
Businessman; Senior Partner, Hall & Family
Law Firm
Allen T. Hamner, Ph.D.
Professor of Chemistry, West Virginia
Wesleyan College
B. W. Harvey
Retired — Former President, Highlands Real Estate
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
Inc. — Virginia Region

Clyde B. Ratliff
President, Gasco Drilling, Inc.
Richard G. Rundle
Attorney-at-Law, Rundle and Rundle, LC
William P. Stafford
President, Princeton Machinery Service, Inc.
William P. Stafford, II
Attorney at Law, Brewster, Morhous, Cameron,
Mullins, Caruth, Moore, Kersey & Stafford, PLLC
Frank C. Tinder
President, Tinder Enterprises, Inc. and Tinco
Leasing Corporation
Dale F. Woody
President, Woody Lumber Company

Item 11.	Executive Compensation
      The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appearing on pages 9, 10 and 12 through 15 of the Proxy Statement relating to the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appearing on pages 8 and 9 of the Proxy Statement relating to the 2005 Annual Meeting of Stockholders is incorporated herein by reference.
      The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2004.

Number of Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding Securities
	Options, Warrants	Warrants and	Reflected in
Plan Category	and Rights (a)	Rights(b)	Column(a))(c)

Equity compensation plans approved by security holders	47,000	$26.24	153,000

Equity compensation plans not approved by security holders	359,875	$20.15	77,851

Total	406,875		230,851

Item 13.	Certain Relationships and Related Transactions
      The required information concerning certain relationships and related transactions has been omitted in accordance with General Instruction G. Such information appears on page 7 in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The required information concerning principal accountant fees and services has been omitted in accordance with General Instruction G. Such information appears on page 19 in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements

The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the Independent Registered Public Accounting Firm’s Report dated March 11, 2005 are incorporated by reference to Item 8 hereof.
      (2) Financial Statement Schedules
      All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2004 Consolidated Financial Statements and are incorporated by reference to Item 8 herein.
      (c) Exhibits

Exhibit No.			Exhibit

2.1		—	Agreement and Plan of Merger dated as of January 27, 2003, and amended as of February 25, 2003, among First Community Bancshares, Inc., First Community Bank, National Association, and The CommonWealth Bank.(1)
3(i)		—	Articles of Incorporation of First Community Bancshares, Inc., as amended.(2)
3(ii)		—	Bylaws of First Community Bancshares, Inc., as amended.(2)
4.1		—	Specimen stock certificate of First Community Bancshares, Inc.(7)
4.2		—	Indenture Agreement dated September 25, 2003.
4.3		—	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.
4.4		—	Preferred Securities Guarantee Agreement dated September 25, 2003.
10.1		—	First Community Bancshares, Inc. 1999 Stock Option Plan.(2)(3)
10.2		—	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(4)
10.3		—	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez.(2)(5)
10.4		—	First Community Bancshares, Inc. 2000 Executive Retention Plan.(3)
10.5		—	First Community Bancshares, Inc. Split Dollar Plan and Agreement.(3)
10.6		—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
10	.6.1	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan Second Amendment (B. W. Harvey, Sr. — October 19, 2004).(13)
10.7		—	First Community Bancshares, Inc. Wrap Plan.(7)
10.8		—	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis.(8)
10.9		—	Agreement and Plan of Merger dated as of December 31, 2003 among First Community Bancshares, Inc., First Community Bank, National Association, and PBC Bancorp.(9)
10.10		—	Form of Indemnification Agreement between First Community Bancshares, its Directors and Certain Executive Officers.(10)
10.11		—	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers.(10)
10.12		—	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan.(11)
11.0		—	Statement regarding computation of earnings per share.(6)
12	.1*	—	Computation of Ratios.

Exhibit No.			Exhibit

13.0		—	The Annual Report of Security Holders is hereby incorporated by reference to Item 8.
14.1		—	Code of Ethics.(12)
21.1		—	Subsidiaries of Registrant-Reference is made to “Item 1. Business” for the required information.
23	.1*	—	Consent of Independent Registered Public Accounting Firm.
31	.1*	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer
31	.2*	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer
32*		—	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on January 28, 2003 and February 26, 2003.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999 filed on March 30, 2000 as amended April 13, 2000.

(4)	The options agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(5)	First Community Bancshares, Inc. has entered into substantially identical agreements with Messrs. Buzzo and Lilly, with the only differences being with respect to titles, salary and the use of a vehicle.

(6)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

(7)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003 as amended on March 31, 2003.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003.

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on December 31, 2003.

(10)	Form of indemnification agreement entered into by the Corporation and by First Community Bank N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore.

(11)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(12)	Incorporated by reference from the Annual Report of Form 10-K for the period ended December 31, 2003 filed on March 15, 2004.

(13)	Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford and Stafford II but are not filed herewith.

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

By	/s/ Robert L. Schumacher

Robert L. Schumacher
Principal Accounting Officer

Signature	Title	Date

/s/ Harold V. Groome, Jr. (Harold V. Groome, Jr.)	Director	3/8/05

/s/ Allen T. Hamner (Allen T. Hamner)	Director	3/5/05

/s/ B. W. Harvey (B. W. Harvey)	Director	3/7/05

/s/ I. Norris Kantor (I. Norris Kantor)	Director	3/7/05

/s/ John M. Mendez (John M. Mendez)	President, Chief Executive Officer and Director (Principal Executive Officer)	3/7/05

/s/ A. A. Modena (A. A. Modena)	Director	3/7/05

/s/ Robert E. Perkinson, Jr. (Robert E. Perkinson, Jr.)	Director	3/14/05

/s/ William P. Stafford (William P. Stafford)	Chairman of the Board of Directors	3/7/05

/s/ William P. Stafford, II (William P. Stafford, II)	Director	3/7/05