Form 10-Q
period 2005-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2005-05-10
CIK 859070

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑     No☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑     No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, $1 Par Value	11,272,051

First Community Bancshares, Inc.

FORM 10-Q

For the quarter ended March 31, 2005

PART I.

ITEM 1. Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$34,328	$37,294
Interest-bearing balances with banks	48,942	17,452

Total cash and cash equivalents	83,270	54,746
Securities available for sale (amortized cost of $372,760 at March 31, 2005; $384,746 at December 31, 2004)	372,585	388,678
Securities held to maturity (fair value of $33,132 at March 31, 2005; $35,610 at December 31, 2004)	32,009	34,221
Loans held for sale	1,182	1,194
Loans held for investment, net of unearned income	1,282,546	1,238,756
Less allowance for loan losses	16,543	16,339

Net loans held for investment	1,266,003	1,222,417
Premises and equipment	35,869	37,360
Other real estate owned	1,389	1,419
Interest receivable	9,124	8,554
Other assets	23,895	20,923
Goodwill	61,510	61,310

Total Assets	$1,886,836	$1,830,822

Liabilities
Deposits:
Noninterest-bearing	$220,741	$221,499
Interest-bearing	1,181,131	1,137,565

Total Deposits	1,401,872	1,359,064
Interest, taxes and other liabilities	15,625	14,313
Federal funds purchased	—	32,500
Securities sold under agreements to repurchase	128,244	109,857
FHLB borrowings and other indebtedness	156,822	131,855

Total Liabilities	1,702,563	1,647,589

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $1 par value; 15,000,000 shares authorized ; 11,490,835 and 11,472,311 issued in 2005 and 2004, and 11,271,835 and 11,250,927 outstanding in 2005 and 2004	11,491	11,472
Additional paid-in capital	108,576	108,263
Retained earnings	71,116	68,019
Treasury stock, at cost	(6,804)	(6,881)
Accumulated other comprehensive income	(106)	2,360

Total Stockholders’ Equity	184,273	183,233

Total Liabilities and Stockholders’ Equity	$1,886,836	$1,830,822

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except Share and per Share Data) (Unaudited)

	Three Months Ended
	March 31	March 31
	2005	2004
Interest Income
Interest and fees on loans held for investment	$20,728	$17,130
Interest on securities-taxable	2,296	3,266
Interest on securities-nontaxable	1,949	1,636
Interest on federal funds sold and deposits in banks	215	197

Total interest income	25,188	22,229
Interest Expense
Interest on deposits	4,962	4,315
Interest on short-term borrowings	2,473	1,930

Total interest expense	7,435	6,245

Net interest income	17,753	15,984
Provision for loan losses	691	532

Net interest income after provision for loan losses	17,062	15,452

Noninterest Income
Fiduciary income	538	418
Service charges on deposit accounts	2,148	1,960
Other service charges, commissions and fees	810	559
Other operating income	204	295
Gain on sale of securities	22	11

Total noninterest income	3,722	3,243

Noninterest Expense
Salaries and employee benefits	7,318	6,113
Occupancy expense of bank premises	943	852
Furniture and equipment expense	784	626
Core deposit amortization	110	64
Other operating expense	3,341	3,255

Total noninterest expense	12,496	10,910

Income from continuing operations before income taxes	8,288	7,785
Income tax expense	2,237	2,183

Income from continuing operations	6,051	5,602

Loss from discontinued operations before income tax	(131)	(1,891)
Income tax benefit	(51)	(450)

Loss from discontinued operations	$(80)	$(1,441)

Net income	$5,971	$4,161

Basic earnings per common share	$0.53	$0.37

Diluted earnings per common share	$0.53	$0.37

Basic earnings per common share from continuing operations	$0.54	$0.50

Diluted earnings per common share from continuing operations	$0.53	$0.49

Dividends declared per common share	$0.255	$0.25

Weighted average basic shares outstanding	11,259,494	11,245,465
Weighted average diluted shares outstanding	11,339,136	11,347,748

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31
	2005	2004
Cash flows from operating activities-continuing operations:
Net income from continuing operations	$6,051	$5,602
Adjustments to reconcile net income from continuing operations to net cash (used in) operating activities:
Provision for loan losses	691	532
Depreciation and amortization of premises and equipment	797	700
Core deposit amortization	110	64
Net investment amortization and accretion	456	619
Net loss (gain) on the sale of assets	124	(75)
Mortgage loans originated for sale	(7,010)	(2,521)
Proceeds from sale of mortgage loans	7,022	2,688
Deferred income tax (benefit) expense	(310)	114
Increase in interest receivable	(570)	(107)
Increase in other assets	(619)	(2,156)
Increase in other liabilities	1,452	771

Net cash provided by operating activities from continuing operations	8,194	6,231

Cash flows from investing activities-continuing operations:
Proceeds from sales of securities available for sale	2,994	1
Proceeds from maturities and calls of securities available for sale	13,199	46,315
Proceeds from maturities and calls of securities held to maturity	2,211	455
Purchase of securities available for sale	(4,643)	(43,424)
Net (increase) decrease in loans made to customers	(44,258)	5,271
Purchase of premises and equipment	(807)	(1,370)
Proceeds from sale of equipment	760	34

Net cash (used in) provided by investing activities from continuing operations	(30,544)	7,282

Cash flows from financing activities-continuing operations:
Net (decrease) increase in demand and savings deposits	(16,771)	16,360
Net increase in time deposits	59,580	760
Net increase (decrease) in short-term debt	10,860	(10,453)
Repayment of long-term debt	(6)	(5)
Issuance of common stock	169	35
Acquisition of treasury stock	(4)	(159)
Dividends paid	(2,874)	(2,814)

Net cash provided by financing activities from continuing operations	50,954	3,724

Net increase in cash and cash equivalents from continuing operations	$28,604	$17,237

Net cash used in discontinued operations	$(80)	$(150)

Cash and cash equivalents at beginning of period-continuing operations	$54,746	$59,309
Cash and cash equivalents at beginning of period-discontinued operations	—	2,243

Cash and cash equivalents at beginning of period	$54,746	$61,552

Cash and cash equivalents at end of period-continuing operations	$83,270	$76,546
Cash and cash equivalents at end of period-discontinued operations	—	2,093

Cash and cash equivalents at end of period	$83,270	$78,639

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share and Per Share Information) (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2004	$11,442	$108,128	$56,894	$(6,407)	$4,978	$175,035
Comprehensive income:
Net income	—	—	4,161	—	—	4,161
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	—	—	—	—	1,695	1,695
Less reclassification adjustment for gains realized in net income, net of tax					(7)	(7)

Comprehensive income			4,161		1,688	5,849

Common dividends declared ($.25 per share)	—	—	(2,814)	—	—	(2,814)
Purchase 5,000 treasury shares	—	—	—	(159)	—	(159)
Acquisition of Stone Capital 8,409 shares issued	3	85				88
Option exercise 4,953 shares	5	30	—	—	—	35

Balance March 31, 2004	$11,450	$108,243	$58,241	$(6,566)	$6,666	$178,034

Balance January 1, 2005	$11,472	$108,263	$68,019	$(6,881)	$2,360	$183,233
Comprehensive income:
Net income	—	—	5,971	—	—	5,971
Other comprehensive income:
Unrealized loss on securities available for sale, net of tax	—	—	—	—	(2,453)	(2,453)
Less reclassification adjustment for gains realized in net income, net of tax					(13)	(13)

Comprehensive income			5,971		(2,466)	3,505

Common dividends declared ($.255 per share)	—	—	(2,874)	—	—	(2,874)
Net acquisition of 303 treasury shares	—	—	—	(4)	—	(4)
Acquisition of Stone Capital 2,447 shares issued	2	85	—	—	—	87
Stock awards	2	18	—		—	20
Tax benefit from exercise of non- qualified stock options		137				137
Option exercises 17,197 shares	15	73	—	81	—	169

Balance March 31, 2005	$11,491	$108,576	$71,116	$(6,804)	$(106)	$184,273

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

Unaudited Financial Statements

The unaudited consolidated balance sheet as of March 31, 2005, the unaudited consolidated statements of income for the three months ended March 31, 2005 and 2004 and the consolidated statements of cash flows and changes in stockholders’ equity for the three months ended March 31, 2005 and 2004 have been prepared by the management of First Community Bancshares, Inc. (“FCBI” or the “Company”). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiary at March 31, 2005 and its results of operations, cash flows, and changes in stockholders’ equity for the three months ended March 31, 2005 and 2004 have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.

The consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements included in the Company’s 2004 Annual Report to Stockholders on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report of FCBI on Form 10-K.

A more complete and detailed description of FCBI’s significant accounting policies is included within Footnote 1 to the Company’s Annual Report on Form 10-K for December 31, 2004. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

The following is an update of certain required disclosures pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Statement 148.

Stock-Based Compensation

The Company has stock option plans for certain executives and directors accounted for under the intrinsic value method. Because the exercise price of the Company’s employee/director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123R, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three month periods ended March 31, 2005 and 2004.

	Three Months	Three Months
	Ended	Ended
	March 31	March 31
	2005	2004
	(Amounts in Thousands,
	Except Per Share Data)
Net income as reported	$5,971	$4,161
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)	(39)

Pro forma net income	$5,927	$4,122

Income from continuing operations	$6,051	$5,602
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)	(39)

Pro forma income from continuing operations	$6,007	$5,563

Earnings per share:

Basic as reported	$0.53	$0.37
Basic pro forma	$0.53	$0.37

Diluted as reported	$0.53	$0.37
Diluted pro forma	$0.52	$0.36

Earnings per share from continuing operations:

Basic as reported	$0.54	$0.50
Basic pro forma	$0.53	$0.49

Diluted as reported	$0.53	$0.49
Diluted pro forma	$0.53	$0.49

Note 2. Discontinued Operations

On August 18, 2004, the Company sold its United First Mortgage, Inc. (“UFM”) subsidiary headquartered in Richmond, Virginia. The transaction resulted in the sale of 100% of the stock of UFM for cash consideration of approximately $250,000. The transaction produced a third quarter after-tax gain of approximately $380,000. This sale completed the previously announced plan to exit the mortgage banking business segment.

The business related to UFM is accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations in accordance with Financial Accounting Standard (“FAS”) 144 for all periods presented in this report. The results of UFM are presented, along with the after-tax gain on sale, as discontinued operations in a separate category on the income statement following results from continuing operations. The results of discontinued operations for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(Amounts in Thousands)
Interest Income
Interest & fees on loans held for sale	$—	$203
Income on investments taxable	—	4
Interest on fed funds and time deposits	—	2

	—	209

Interest Expense
Interest on short term borrowings	—	161

	—	161

Net interest income	—	48

Other Income
Mortgage banking income	—	507

	—	507

Other Expense
Salaries and benefits	22	1,100
Occupancy expense	98	99
Furniture and equipment expense	11	47
Other operating expense	—	1,200

	131	2,446

Loss before income taxes	(131)	(1,891)
Applicable income tax benefit	(51)	(450)

Net Loss	$(80)	$(1,441)

All assets and liabilities of UFM were disposed of in the third quarter of 2004. Accordingly, there were no assets or liabilities related to discontinued operations included in the March 31, 2005, consolidated balance sheet, or the December 31, 2004 consolidated balance sheet.

Note 3. Mergers, Acquisitions and Branch Development

In December 2004, First Community Bank, NA (the “Bank”) opened its newest full-service branch in Princeton, West Virginia. The Company opened two additional loan production offices during the first quarter of 2004 in Mount Airy and Charlotte, North Carolina. The Charlotte office has since been converted to a full-service branch although it does not currently exercise paying and receiving privileges. Also in the second quarter of 2004, two new loan production offices were opened in Blacksburg and Norfolk, Virginia.

After the close of business on March 31, 2004, PCB Bancorp, Inc., a Tennessee-chartered bank holding company (“PCB”) headquartered in Johnson City, Tennessee, was acquired by merger into the Company. PCB had five full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. At acquisition, PCB had total assets of $171.0 million, total net loans of $128.0 million and total deposits of $150.0 million. These resources were included in the Company’s financial statements beginning with the second quarter of 2004.

Under the terms of the merger agreement, shares of PCB common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB, was merged into the Bank. As a result of the acquisition and preliminary purchase price allocation, approximately $21.3 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

Note 4. Securities

As of March 31, 2005 and December 31, 2004, the amortized cost and estimated fair value of securities are as follows:

	March 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in Thousands)
U.S. Government agency securities	$45,972	$5	$(1,374)	$44,603
States and political subdivisions	141,609	2,145	(1,127)	142,627
Corporate Notes	37,570	389	—	37,959
Mortgage-backed securities	130,636	602	(1,874)	129,364
Equities	16,973	1,160	(101)	18,032

Total	$372,760	$4,301	$(4,476)	$372,585

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in Thousands)
U.S. Government agency securities	$46,541	$20	$(615)	$45,946
States and political subdivisions	142,882	2,647	(383)	145,146
Corporate Notes	37,589	540	—	38,129
Mortgage-backed securities	142,427	921	(369)	142,979
Equities	15,307	1,188	(17)	16,478

Total	$384,746	$5,316	$(1,384)	$388,678

At March 31, 2005, the combined depreciation in value of the individual securities in an unrealized loss position for more than 12 months was less than 1% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of March 31, 2005 represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

The following table reflects those investments in a continuous unrealized loss position for less than 12 months at March 31, 2005 and December 31, 2004. There were no securities in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	March 31, 2005
	Less than 12 Months		12 Months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Amounts in Thousands)
U. S. Government agency securities	$16,499	$(403)	$27,636	$(971)	$44,135	$(1,374)
States and political subdivisions	56,172	(1,073)	1,853	(54)	$58,025	(1,127)
Other Securities	—	—	—	—	—	—
Mortgage-backed securities	93,848	(1,573)	14,295	(301)	108,143	(1,874)
Equity securities	1,244	(85)	158	(16)	1,402	(101)

Total	$167,763	$(3,134)	$43,942	$(1,342)	$211,705	$(4,476)

	December 31, 2004
	Less than 12 Months		12 Months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(Amounts in Thousands)
U. S. Government agency securities	$12,357	$(101)	$28,146	$(514)	$40,503	$(615)
States and political subdivisions	35,620	(344)	2,118	(39)	37,738	(383)
Other Securities	—	—	—	—	—	—
Mortgage-backed securities	112,755	(369)	—	—	112,755	(369)
Equity securities	—	—	136	(17)	136	(17)

Total	$160,732	$(814)	$30,400	$(570)	$191,132	$(1,384)

Note 5. Loans

Loans net of unearned income consist of the following:

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
		(Dollars in Thousands)
Loans Held for Investment:
Commercial and agricultural	$99,669	7.77%	$99,303	8.02%
Commercial real estate	486,701	37.95%	453,899	36.64%
Residential real estate	471,829	36.79%	457,386	36.92%
Construction	112,340	8.76%	112,732	9.10%
Consumer	110,141	8.59%	113,424	9.16%
Other	1,866	0.14%	2,012	0.16%

Total	$1,282,546	100.00%	$1,238,756	100.00%

Loans Held for Sale	$1,182		$1,194

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Financial instruments whose contract amounts represent credit risk at March, 31, 2005 are commitments to extend credit (including availability of lines of credit) of $188.7 million and standby letters of credit and financial guarantees written of $11.1 million.

Note 6. Borrowings

Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness include $132.4 million in convertible and callable advances and $9.4 million of noncallable term advances from the FHLB of Atlanta. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar remaining time periods. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans, mortgage-backed securities, and certain other securities.

The following schedule details the contractual terms of outstanding FHLB advances, rates and corresponding final maturities at March 31, 2005. Also in the table are the fair value adjustments related to debt obligations acquired in the CommonWealth Bank and People’s Community Bank acquisitions. The unamortized premium of approximately $194,000 is being amortized as interest expense over the anticipated life of the borrowings and is reflected as an adjustment to the effective rate paid.

	March 31, 2005
	Principal Amount				Next Call
	of Advance		Rate	Maturity	Date
	(Dollars in Thousands)
Callable advances:

	$1,283		4.14%	05/02/07	05/02/05
	25,000		5.71%	03/17/10	06/17/05
	25,000		6.11%	05/05/10	05/05/05
	25,000		6.02%	05/05/10	05/05/05
	25,000		5.47%	10/04/10	04/04/05
	25,000		2.29%	02/14/08	02/14/06
	6,125		4.75%	01/31/11	04/30/05

		$132,408

Noncallable advances:	917		4.55%	11/23/05	N/A
	413		5.01%	12/11/06	N/A
	5,000		2.73%	01/30/07	N/A
	2,000		6.27%	09/22/08	N/A
	1,071		2.95%	07/01/13	N/A

		9,401

Total advances		$141,809

Also included in other indebtedness is $15 million of junior subordinated debentures (the “Debentures”) issued by the Company in October 2003 to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”) with an interest rate of three month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033 and are callable beginning October 8, 2008. The net proceeds from the offering were contributed as capital to the Bank to support further growth.

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

In March 2005, the Federal Reserve Board (“FRB”) issued a final rule regarding trust preferred securities and the definition of capital. In general, the FRB will allow the continued inclusion of outstanding and prospective issuances of trust preferred securities as Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The quantitative limits would become effective after a five-year transition period.

Note 7. Commitments and Contingencies

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

The Company is engaged in a state tax audit involving state income, franchise and sales tax in one of its state tax jurisdictions. While the Company has received early indications of the state tax department’s estimates of potential additional state income and franchise tax liabilities, the Company’s review of the potential assessments revealed a position which favors the Company and which, if sustained, could result in state income and franchise tax refunds to the Company. The Company and tax counsel continue to evaluate possible exposure under the state tax audit as well as the advancement of the referenced favorable tax position and believe that the Company has established appropriate provisions for state income and franchise taxes, consistent with the uncertainty of the state tax audit and changes in the Company’s state tax filings.

Pursuant to the August 2004 sale of UFM, the Company agreed to indemnify the purchaser of UFM from various losses or claims arising from certain defaults on loans sold through August 2005, and as to specific litigation and certain contracts, pursuant to indemnification agreements with national investors and the Department of Housing and Urban Development and as to certain employment related claims, if any, all as more specifically set forth in the stock purchase agreement. The Company estimates that its obligations under this agreement will not materially impact its financial statements.

Note 8. Recent Accounting Developments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an amendment of SFAS No. 123. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be re-measured subsequently at each reporting date through settlement date. In April 2005, the SEC announced that it would provide for a phased-in implementation process for FASB Statement No. 123R, and require registrants to adopt the standard’s fair-value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after December 15, 2005.

The changes in accounting will replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and will eliminate the ability to account for share-based compensation transactions using APB Opinion No, 25, “Accounting for Stock Issued to Employees,” which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for stock ownership plans that are subject to American Institute of Certified Public Accounts (“AICPA”) Statement of Position 93-6, “Employer’s Accounting for Employee Stock Ownership Plans,” would remain unchanged. The expected impact of this standard on options issued under the Company’s 1999 Plan and options currently issued under the 2004 Plan will be realized in periods beginning after December 15, 2005.

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

In December 2003, the AICPA issued Statement of Position (“SOP”) 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement, which is effective for loans acquired in fiscal years beginning after December 15, 2004, addresses accounting differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. This standard will require a fair value measure of loans acquired and as such no corresponding allowance for loans losses will be permitted to be transferred on loans acquired in a transfer that are within the scope of SOP 03-3. The impact of the statement is prospective and will require new recognition and measurement techniques upon adoption. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

Note 9. Earnings per Share

The following schedule details earnings and shares used in computing basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended
	March 31	March 31
	2005	2004
	(Amounts in Thousands, Except Per Share Data)
Basic:
Income (in thousands) continuing operations	$6,051	$5,602
Loss (in thousands) discontinued operations	(80)	(1,441)

Net income (in thousands)	$5,971	$4,161

Weighted average shares outstanding	11,259,494	11,245,465
Dilutive shares for stock options	78,418	97,786
Contingently issuable shares for acquisition	1,224	4,497
Weighted average dilutive shares outstanding	11,339,136	11,347,748

Basic:
Earnings per share continuing operations	$0.54	$0.50
(Loss) earnings per share discontinued operations	(0.01)	(0.13)
Earnings per share	0.53	0.37

Diluted:
Diluted earnings per share continuing operations	$0.53	$0.49
Diluted (loss) earnings per share discontinued operations	—	(0.12)
Diluted earnings per share	0.53	0.37

Note 10. Provision and Allowance for Loan Losses

The following table details the Company’s allowance for loan loss activity for the three month periods ended March 31, 2005 and 2004:

	For the Three Months Ended
	March 31,
	2005	2004
	(Amounts in Thousands)
Beginning balance	$16,339	$14,624
Provision	691	532
Charge-offs	(844)	(911)
Recoveries	357	291

Ending balance	$16,543	$14,536

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Community Bancshares, Inc.

We have reviewed the condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of March 31, 2005, and the related condensed consolidated statements of income for the three month periods ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows and changes in stockholders’ equity for the three month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U. S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein) and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Charleston, West Virginia
May 5, 2005

First Community Bancshares, Inc.

PART I. ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the 2004 Annual Report to Shareholders on Form 10-K and the other financial information included in this report.

The Company is a multi-state bank holding company headquartered in Bluefield, Virginia with total assets of $1.89 billion at March 31, 2005. Through its community bank subsidiary, First Community Bank, NA, the company provides financial, trust and investment advisory services to individuals and commercial customers through 53 full-service banking locations, six loan production offices and two trust and investment management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The First Community Bank, NA is the parent of Stone Capital, a SEC registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the Nasdaq National Market under the symbol “FCBC”.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and/or consolidated results of operations.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of the Company’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in management’s discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, acquisitions and intangible assets, and income taxes as the accounting areas that require the most subjective or complex judgments. Derivatives hedging practices were eliminated in August 2004 with the disposition of UFM.

Allowance for Loan Losses

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

As more fully described in the management’s discussion and analysis, the Company determines the allowance for loan losses by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by the Company’s credit administration department to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

Acquisitions and Intangible Assets

As part of its growth plan, the Company engages in business combinations with other companies. The acquisition of a business is generally accounted for under purchase accounting rules promulgated by the FASB. Purchase accounting requires the recording of underlying assets and liabilities of the entity acquired at their fair market value. Any excess of the purchase price of the business over the net assets acquired and any identified intangibles is recorded as goodwill. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisal by qualified independent parties for relevant asset and liability categories. Financial assets and liabilities are typically valued using discount models which apply current discount rates to streams of cash flow. All of these valuation methods require the use of assumptions which can result in alternate valuations and varying levels of goodwill and, in some cases, amortization expense or accretion income.

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

Income Taxes

The establishment of provisions for federal and state income taxes is a complex area of accounting which also involves the use of judgments and estimates in applying relevant tax statutes. The Company operates in multiple state tax jurisdictions and this requires the appropriate allocation of income and expense to each state based on a variety of apportionment or allocation bases. Management strives to keep abreast of changes in tax law and the issuance of regulations which may impact tax reporting and provisions for income tax expense. The Company is also subject to audit by federal and state tax authorities. Results of these audits may produce indicated liabilities which differ from Company estimates and provisions. The Company continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of possible exposure based on current facts and circumstances.

EXECUTIVE OVERVIEW

First Community Bancshares is a full service commercial bank holding company which operates within the four state region of Virginia, West Virginia, North Carolina and Tennessee. The Company operates through its community bank subsidiary, First Community Bank, N.A. and offers a wide range of financial services. The Company presently reports total assets of $1.89 billion and operates through 53 full service banking offices and six commercial loan production offices in addition to its two Trust and Wealth Management offices.

The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. At March 31, 2005 total customer deposits and repurchase agreements were $1.53 billion, an increase of 4.17% from December 31, 2004. Borrowings from the Federal Home Loan Bank provide additional funding and totaled $156.8 million at March 31, 2005, up from $131.9 million at year end 2004.

The Company invests its funds primarily in loans to retail and commercial customers. Total loans held for investment, net of unearned income, at March 31, 2005 were $1.28 billion, an increase of 3.53% from December 31, 2004. In addition to loans, the Company also invests a portion of its funds in various debt securities, including those of United States agencies and state and political subdivisions. Total securities available for sale at March 31, 2005 were $372.6 million. The Company also maintains overnight interest-bearing balances with the FHLB and correspondent banks totaling $48.9 million and other securities held to maturity of $32.0 million at March 31, 2005.

Consolidated net income for the first quarter of 2005 was $6.0 million, a 43.5% increase over the corresponding quarter in 2004. The significant increase in net income between the two quarters relates primarily to the reduction in the Company’s loss from discontinued operations between the two quarters. The discontinued operations stem from the Company’s ownership of a mortgage banking subsidiary which was sold in August 2004. The loss from discontinued operations was reduced from $1.44 million in the first quarter of 2004 to $80,000 in the first quarter of 2005. The 2005 quarterly loss from discontinued operations includes residual costs of remaining leases and trailing personnel costs associated with the divested mortgage subsidiary.

Net interest income, the Company’s primary source of earnings, increased $1.77 million between the first quarter of 2004 and 2005. This 11.06% increase includes the effect of the Company’s acquisition of People’s Community Bank (PCB) on March 31, 2004. PCB contributed an additional $128 million in loans held for investment and substantially increased average earning assets over the comparable periods.

Basic and diluted earnings per share for the first quarter of 2005 were $0.53 per share compared with $0.37 per share in the first quarter of 2004. Basic earnings per share from continuing operations for the first quarter of 2005 were $0.54 per share, up from $0.50 per share in the first quarter of 2004. Diluted earnings per share from continuing operations also increased to $0.53 per share, up from $0.49 per share for the corresponding quarter of 2004. Return on equity for the first quarter of 2005 was 13%, up from 9.4% in the corresponding quarter of 2004. Return on equity from continuing operations also increased to 13.17% in the first quarter of 2005, up from 12.66% in the corresponding quarter of 2004.

Other improvements during the first quarter of 2005 relate to stronger net revenues and fee income, including the effect of the PCB acquisition. Non-interest expense increased at a higher rate between the two quarters due to a $1.2 million increase in salaries and benefits, which included not only the addition of PCB salaries, but also the costs of office expansion in Virginia and North Carolina as well as increases in support salaries and increased health care costs.

RECENT ACQUISITIONS AND BRANCHING ACTIVITY

In December 2004, First Community Bank, NA opened its newest full-service branch in Princeton, West Virginia. The new branch is the first of its type for the Company, and is designed to deliver retail and commercial financial services in a comfortable atmosphere. The branch also houses offices of the Trust and Financial Services Division and Stone Capital Management.

The Company acquired PCB Bancorp, Inc., a Tennessee-chartered bank holding company (“PCB Bancorp”) after the close of business on March 31, 2004. PCB Bancorp had five full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. PCB Bancorp had total assets of $171 million, loans of $128 million and total deposits of $150 million as of the date of the merger. The assets, liabilities and results of operations have been included in the Company’s financial statements beginning with the second quarter 2004.

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

RESULTS OF OPERATIONS

General

Net income for the three months ended March 31, 2005 was $6.0 million or $0.53 per basic and diluted share, compared with $4.2 million or $0.37 per basic and diluted share for the three months ended March 31, 2004. Return on average equity for the three months ended March 31, 2005 was 13.00% compared to 9.40% for the three months ended March 31, 2004. Return on average assets was 1.30% for the three months ended March 31, 2005 compared to 1.00% for the three months ended March 31, 2004. Income from continuing operations for the three months ended March 31, 2005 was $6.1 million, versus $5.6 million for the three months ended March 31, 2004. Return on average equity from continuing operations for the first three months of 2005 was 13.17% compared to 12.66% for the first three months of last year. Return on average assets from continuing operations was 1.32% compared to 1.36% for the first three months of 2004.

In August 2004, the Company sold its UFM subsidiary. The transaction resulted in the sale of 100% of the stock of UFM for cash consideration of approximately $250,000. In connection with the exit from the mortgage banking business and as previously reported, the Company recorded impairment charges of $452,000 in the first quarter of 2004, and $933,000 in the second quarter of 2004. Exiting the mortgage business eliminated the Company’s exposure to risk associated with the large fluctuations previously experienced in the volume-driven, wholesale business and its hedged interest rate lock commitments and closed loans. The change in strategic direction and exit of the mortgage business permitted the Company to focus its resources on its core community banking business. The loss from discontinued operations was $80,000 for the first quarter of 2005, compared to $1.4 million or $0.13 per basic and $0.12 per diluted share, respectively, for the three months ended March 31, 2004.

Net Interest Income (See Table I)

Net interest income, the largest contributor to earnings, was $17.8 million for the three months ended March 31, 2005 compared to $16.0 million for the corresponding period in 2004. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. As indicated in Table I, tax equivalent net interest income totaled $18.8 million for the three months ended March 31, 2005, an increase of $1.9 million from the $16.9 million reported in the first three months of 2004. This $1.9 million increase reflects a $3.1 million increase due to increased volume, which was partially offset by a $1.2 million decrease due to rate changes on the underlying assets and liabilities. In comparing the periods, assets were added during the first quarter of 2005 at slightly lower rates while liabilities were added or replaced at slightly higher rates than were paid at the end of the first quarter 2004.

During the first quarter of 2005, average earning assets increased $165.1 million while interest-bearing liabilities increased $154.5 million over the comparable period. As indicated in Table I, the yield on average earning assets increased 21 basis points from 6.03% for the three months ended March 31, 2004 to 6.24% for the three months ended March 31, 2005. However, this increase was partially offset by a 14 basis point increase in the cost of funds during the same period leaving the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) 7 basis points higher at 4.14% compared to 4.07% for the same period last year. The Company’s tax equivalent net interest margin of 4.47% for the three months ended March 31, 2005 increased 7 basis points from 4.40% in 2004.

The largest contributor to the increase in the yield on average earning assets in 2005, on a volume-weighted basis, was the $244.0 million increase in loans held for investment ($126.3 million attributable to PCB). The loan portfolio contributed approximately $3.6 million to the change in net interest income even though the average yield decreased 11 basis points from the prior year to 6.68%. The current interest rate environment continues to create refinancing or repricing incentives for fixed rate borrowers to lower their current borrowing costs. In addition, due to the volume of loans directly tied to prime and other indices that are either adjustable incrementally or are variable rate advances, certain loan yields have declined in response to the current rate environment.

During the three months ended March 31, 2005, the taxable equivalent yield on securities available for sale increased 10 basis points to 4.89% while the average balance decreased by $41.8 million. Although the total portfolio at March 31, 2005 decreased from March 31, 2004, the average tax equivalent yield increased because of the addition of approximately $41.8 million in tax free municipal securities while taxable securities in the portfolio decreased by $83.5 million. Funds received from the paydowns, maturities and calls of investment securities helped fund the loan growth.

The March 31, 2005 average balance of investment securities held to maturity decreased by $4.8 million to $32.8 million as a result of maturities and calls, while the yield increased 60 basis points to 8.25% versus March 31, 2004 yield of 7.65%.

Compared to March 31, 2004 average interest-bearing balances with banks decreased $32.5 million to $30.8 million at March 31, 2005 while the yield increased 156 basis points to 2.81%.

The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities increased slightly by 14 basis points from 1.96% for the three months ended March 31, 2004 to 2.10% for the same period of 2005 while the average volume increased $154.5 million.

The average balance of short-term borrowings decreased slightly by $2.8 million in 2005 to $127.6 million, while the rate increased 83 basis points. These changes were due to the combined effects of the addition of balances added from the PCB acquisition, the allocation of FHLB borrowings to the discontinued segment in 2004, the call of a $25.0 million advance at the end of the fourth quarter of 2004 and the subsequent take-down of an additional $25.0 million FHLB advance mid first quarter 2005.

Compared to the same period in 2004, average fed funds and repurchase agreements increased $32.0 million at March 31, 2005, while the average rate increased 55 basis points. In addition, the average balances of interest-bearing demand and savings deposits increased $17.0 million and $81.8 million, respectively, for the three months ended March 31, 2005, again, largely due to the PCB acquisition. While the average rate paid on demand deposits remained consistent increasing only 2 basis points, the average rate paid on savings increased 27 basis points due in part to the higher rate paid on certain money market accounts acquired with PCB. Average time deposits increased $26.5 million (almost entirely attributable to PCB) while the average rate paid increased 7 basis points from 2.49% in 2004 to 2.56% in 2005. The level of average non-interest-bearing demand deposits increased $33.7 million ($17.5 million attributable to PCB) to $219.7 million at March 31, 2005 compared to the corresponding period of the prior year.

Table I            AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
			(Dollars in Thousands)
Earning Assets:
Loans (2):
Held for Investment:
Taxable	$1,256,095	$20,673	6.67%	$1,011,915	$17,084	6.79%
Tax-Exempt	4,426	83	7.60%	4,557	70	6.18%

Total	1,260,521	20,756	6.68%	1,016,472	17,154	6.79%
Securities Available for Sale:
Taxable	240,158	2,295	3.88%	323,609	3,261	4.05%
Tax-Exempt	143,419	2,333	6.60%	101,718	1,806	7.14%

Total	383,577	4,628	4.89%	425,327	5,067	4.79%
Securities Held to Maturity:
Taxable	406	4	4.00%	495	5	4.06%
Tax-Exempt	32,439	664	8.31%	37,146	711	7.70%

Total	32,845	668	8.25%	37,641	716	7.65%
Interest-Bearing Deposits	30,767	213	2.81%	63,220	197	1.25%

Total Earning Assets	1,707,710	26,265	6.24%	1,542,660	23,134	6.03%
Other Assets (5)	149,935			111,459
Assets Related to Discontinued Operations	—			19,466

Total	$1,857,645			$1,673,585

Interest-Bearing Liabilities:
Demand Deposits	$153,323	$92	0.24%	$136,360	$76	0.22%
Savings Deposits (6)	376,218	869	0.94%	294,439	489	0.67%
Time Deposits	632,689	4,001	2.56%	606,177	3,750	2.49%

Total Deposits	1,162,230	4,962	1.73%	1,036,976	4,315	1.67%
Fed Funds Purchased & Repurchase Agreements	129,352	561	1.76%	97,316	292	1.21%
Short-term Borrowings (7)	127,598	1,648	5.24%	130,403	1,430	4.41%
Other Borrowings	17,015	261	6.22%	17,012	208	4.92%

Total Interest-Bearing liabilities	1,436,195	7,432	2.10%	1,281,707	6,245	1.96%
Demand Deposits	219,699			185,995
Other Liabilities	15,419			12,318
Liabilities Related to Discontinued Operations	—			19,466
Stockholders’ Equity	186,332			174,099

Total	$1,857,645			$1,673,585

Net Interest Income, Tax Equivalent		$18,833			$16,889

Net Interest Rate Spread (3)			4.14%			4.07%

Net Interest Margin (4)			4.47%			4.40%

(1)	Fully Taxable Equivalent at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest earning assets.

(5)	In previous years, the Allowance for Loan Losses was netted against loans in the earning asset section. In 2005, the Allowance was netted against other assets and prior periods were adjusted accordingly.

(6)	In previous years, certain interest-bearing Money Market Demand accounts were included in the interest-bearing demand category in the earning asset section. In 2005, these accounts were reclassified to savings and prior periods were adjusted accordingly.

(7)	FHLB advances are included in short-term borrowings due to quarterly call options.

Provision and Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision for loan losses is calculated to bring the allowance to a level, which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio.

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

The allowance for loan losses was $16.5 million on March 31, 2005, compared to $16.3 million at December 31, 2004 and $14.5 million at March 31, 2004. The allowance for loan losses represents 258% of non-performing loans at March 31, 2005, versus 316% and 405% at December 31, 2004 and March 31, 2004, respectively. When other real estate and repossessions are combined with non-performing loans, the allowance equals 211% of non-performing assets at March 31, 2005 versus 248% and 234% at December 31, 2004 and March 31, 2004, respectively. The increase in the allowance since March 2004 is primarily attributable to the acquisition of PCB, new loan volume and changes in various qualitative risk factors reflecting current portfolio and market conditions. The allowance attributable to the PCB portfolio at the date of acquisition was $1.8 million.

The Company’s allowance for loan loss activity for the three month periods ended March 31, 2005 and 2004 are as follows:

	For the Three Months Ended
	March 31,
	2005	2004
	(Amounts in Thousands)
Beginning balance	$16,339	$14,624
Provision	691	532
Charge-offs	(844)	(911)
Recoveries	357	291

Ending balance	$16,543	$14,536

The allowance to loans held for investment ratio was 1.29% at March 31, 2005, 1.32% at December 31, 2004 and 1.43% for March 31, 2004. Management considers the allowance adequate based upon its analysis of the portfolio as of March 31, 2005.

The provision for loan losses for the three month period ended March 31, 2005 increased to $691,000 when compared to the three month period ending March 31, 2004 of $532,000. The increase in loss provisions between the periods is primarily attributable to new, or increased, specific allocations, including several in the new PCB portfolio, new loan volume, and changes in various qualitative risk factors. Net charge-offs for the first quarter of 2005 were $487,000, down 21.5% from $620,000 for the corresponding period in 2004. Expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.06% for the three months ended March 31, 2004 to 0.04% for the same period of 2005.

Non-interest Income

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income from continuing operations for the first quarter of 2005 improved by $479,000 or 14.8% compared to the first quarter of 2004, $237,000 of which is attributable to the PCB acquisition in 2004. The remaining increase in non-interest income was due to continued improvement in the areas of trust services, service charges on deposit accounts, and other service charges, commissions and fees.

Trust services income increased $120,000, or 28.7%, as a result of growth in trust accounts, trust assets and the related fees generated by such growth in all areas, including estates, employee benefits and investment related accounts. Service charges on deposit accounts increased $188,000, or 9.6%, $117,000 of which was attributable to the PCB acquisition. All other service charges, commissions and fees increased $251,000, or 44.9%, compared to the first quarter of 2004, of which $57,000 can be attributed to the PCB acquisition, while ATM service charges increased $98,000. Also included in other service charges commissions and fees were additional fees of $66,000 generated by Stone Capital, the Company’s investment advisory service, which has added investment representatives and expanded its offices.

During the first quarter of 2005, the Company completed the planned sale of a tract of land to a charitable foundation, reducing its overall land cost by approximately $750,000. The sale resulted in a pre-tax loss of $232,000, or $.01 per share on an after-tax basis, and allowed the Bank to acquire a prime branch location in a southern West Virginia market. Without this charge, all other operating income would have increased $141,000 for the first quarter of 2005 compared to the first quarter of 2004 ($63,000 attributable to PCB.)

Non-interest Expense

Non-interest expense totaled $12.5 million for the three months ended March 31, 2005, increasing $1.6 million or 14.5% over the same period of 2004. This increase is primarily attributable to a $1.2 million increase in salaries and benefits as a result of the acquisition of PCB in the second quarter of 2004, as well as a general increase in salaries and benefits as well as staffing to support added corporate services and continued branch growth. Other increases included in the overall increase in salaries and benefits included $120,000 in employee health benefits and $278,000 in retirement savings and profit-sharing plans.

For the three months ended March 31, 2005, year-to-date occupancy and furniture and equipment expense increased by $249,000, or 16.8%, compared to 2004. The general level of occupancy cost grew largely as a result of the PCB Bancorp acquisition and depreciation associated with continued investment in operating equipment and technology infrastructure. All other operating expense accounts remained stable at $3.3 million for the first quarter 2005.

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include i) income on state and municipal securities which are exempt from federal income tax, ii) certain dividend payments which are deductible by the Company, iii) tax credits generated by investments in low income housing and iv) for 2004, goodwill impairment expense which is not deductible.

Goodwill impairment expense is infrequent and has historically been related to the UFM subsidiary, which was sold in August 2004. Because those charges (expenses) were not deductible, they resulted in permanent differences which increased the effective tax rate in 2003 and the first two quarters of 2004. Goodwill expense, by nature, is a permanent difference. As a result, these expenses reduced the carrying basis of the mortgage subsidiary and created a permanent difference tax benefit of approximately $950,000 in the third quarter of 2004 realized upon the sale of the entity. This benefit reduced the combined effective tax rate in 2004 to 25.6% from 29.1% in 2003. Income tax expense is classified according to continuing operations and discontinued operations. The company continues to incur costs related to the UFM subsidiary in the form of non-cancelable leases. These leases created a loss from discontinued operations of approximately $130,000 and an associated tax benefit of $51,000.

The Company is engaged in a state tax audit involving state income, franchise and sales tax in one of its state tax jurisdictions. While the Company has received indications of the state tax department’s estimates of potential additional state income and franchise tax liabilities, the Company’s review of the potential assessments revealed a position which favors the Company and which, if sustained, could result in the Company receiving state income and franchise tax refunds. The Company and tax counsel continue to evaluate possible exposure under the state tax audit as well as the advancement of the referenced favorable tax position and believe that the Company has established appropriate provisions for state income and franchise taxes consistent with the uncertainty of the state tax audit and the potential for changes in the Company’s state tax filings.

FINANCIAL POSITION

Total assets At March 31, 2005 increased $56.0 million from December 31, 2004. The increase was primarily driven by the addition of $43.8 million in loans, largely generated by the recently established loan production offices, and increases of $42.8 million in deposits, and $18.4 million in customer repurchase agreements.

Securities

Securities available for sale were $372.6 million at March 31, 2005 compared to $388.7 million at December 31, 2004, a decrease of $16.1 million. This change reflects the purchase of $4.6 million in securities, $1.7 million in maturities and calls, proceeds from sales of $3.0 million, a market value decrease of approximately $4.1 million, the continuation of larger pay-downs of $11.5 million on mortgage-backed securities and collateralized mortgage obligations triggered by the low interest rate environment and approximately $456,000 million in bond premium amortization. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the stockholders’ equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized loss after taxes of $106,000 at March 31, 2005, represents a decrease of $2.5 million from the $2.4 million gain at December 31, 2004, the result of market value changes in reaction to rate movements on similar instruments.

Although substantial reinvestment has been made in the available for sale security portfolio, the Company has attempted to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce the sensitivity of the portfolio’s price to changes in interest rates and lessen interest rate risk. The longer the duration, the greater the impact of changing market rates for similar instruments. At March 31, 2005, the average estimated life of the investment portfolio was 4.5 years (reflective of currently anticipated prepayments) up slightly from 4.2 years at December 31, 2004.

The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity.

Securities held to maturity totaled $32.0 million at March 31, 2005, a decrease of $2.2 million from December 31, 2004. The decrease is due primarily to paydowns, maturities and calls within the portfolio during the first quarter of 2005. The market value of investment securities held to maturity was 103.5% and 104.1% of book value at March 31, 2005 and December 31, 2004, respectively. Recent trends in interest rates have had little effect on the portfolio market value since December 31, 2004, due to its larger percentage of municipal securities which display less price sensitivity to rate changes.

Loan Portfolio

Loans Held for Sale: As mentioned previously in this report, UFM was sold during the third quarter 2004. The loans held for sale by UFM in prior periods are carried as assets related to discontinued operations on the balance sheet and have been removed from continuing operations. The $1.2 million balance of loans held for sale at March 31, 2005 is held by the Bank, largely through the newly acquired branches in Tennessee. These longer-term loans are sold to investors on a best efforts basis, accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at March 31, 2005 was $5.8 million on 62 loans.

Loans Held for Investment: Total loans held for investment increased $43.8 million to $1.28 billion at March 31, 2005 from the $1.24 billion level at December 31, 2004 and increased $262.7 million from March 31, 2004, largely the result of the PCB acquisition and increased loan production. Considering the $42.8 million increase in deposits during the first quarter of 2005, the loan to deposit ratio increased slightly to 91.5% at March 31, 2005 compared to 91.2% at December 31, 2004. The 91.5% loan to deposit ratio for the first quarter of 2005 reflected increased loans and deposits of $262.7 million and $159.2 million, respectively, compared to the first quarter of 2004 ratio of 82.1%.

2005 year–to-date average loans held for investment of $1.26 billion increased $244.2 million when compared to the average for the first quarter of 2004 of $1.02 billion. The increase was largely due to the PCB acquisition and loan growth from the new branch and loan production offices.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of March 31, 2005, December 31, 2004 and March 31, 2004.

	Loan Portfolio Overview
	March 31, 2005		December 31, 2004		March 31, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Loans Held for Investment:
Commercial and agricultural	$99,669	7.77%	$99,303	8.02%	$63,322	6.21%
Commercial real estate	486,701	37.95%	453,899	36.64%	332,409	32.59%
Residential real estate	471,829	36.79%	457,386	36.92%	412,373	40.44%
Construction	112,340	8.76%	112,732	9.10%	93,842	9.20%
Consumer	110,141	8.59%	113,424	9.16%	115,631	11.34%
Other	1,866	0.14%	2,012	0.16%	2,252	0.22%

Total	$1,282,546	100.00%	$1,238,756	100.00%	$1,019,829	100.00%

Loans Held for Sale	$1,182		$1,194		$257

Loans Held for Sale Included in Assets Related to Discontinued Operations	$—		$—		$28,399

Non-Performing Assets

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned (“OREO”) and repossessions. Non-performing assets were $7.8 million at March 31, 2005, $6.6 million at December 31, 2004, and $6.2 million at March 31, 2004. The percentage of non-performing assets to total loans, OREO and repossessions was 0.6% for the first quarter 2005, consistent with the third and fourth quarters of 2004 at 0.5% and 0.6%, respectively.

The following schedule details non-performing assets by category at the close of each of the last five quarters:

	March 31	December 31	September 30	June 30	March 31
	2005	2004	2004	2004	2004
	(Amounts in Thousands)

Non-accrual	$6,419	$5,168	$3,679	$2,630	$3,588
Ninety days past due and accruing	—	—	—	—	—
Other real estate owned	1,389	1,419	1,636	2,166	2,571
Repossessions	26	1	40	92	60

	$7,834	$6,588	$5,355	$4,888	$6,219

Restructured loans performing in accordance with modified terms	$344	$354	$368	$382	$392

At March 31, 2005, non-accrual loans increased $1.3 million from December 31, 2004, while ninety day past due and accruing loans remained at zero. The increase in non-accrual is primarily attributable to the acquisition of PCB. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO of $1.4 million remained consistent with the fourth quarter of 2004 but was down $1.2 million or 46.0% from the March 31, 2004 level of $2.6 million and is carried at the lesser of estimated net realizable value or cost.

In addition to loans which are classified as non-performing, the Company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. Among these loans at March 31, 2005 was a loan of $12.2 million which warrants close monitoring of a borrower within the hospitality industry. The loan represents the retained portion of a $16 million total loan shared with a participating bank. The loan is secured by real estate improved with a national franchise hotel and parking building in a major southeast city. The loan is further secured by the guarantee of the principals of the borrowing entity certain of which are considered to be substantial. This loan, which was originated in 1999, performed according to terms until it displayed delinquency in February and March 2003 and was subsequently brought current. The loan remains current as to principal and interest at March 31, 2005. This loan does, however, represent one of the Company’s largest credits and is within an industry which has suffered from declining performance in recent years. This loan was appropriately considered in evaluating the adequacy of the allowance for loan losses and there were no specific allocations of the allowance for loan losses for the foregoing potential problem loan as of March 31, 2005.

Deposits and Other Borrowings

Total deposits grew by $42.8 million or 3.2% during the first quarter of 2005. Non interest-bearing demand deposits remained stable, decreasing slightly by $758,000 while interest-bearing demand deposits increased $4.2 million. Savings decreased $20.2 million and time deposits increased $59.6 million, or 9.9%. The attrition from savings and the increase in time deposits reflect migration of customer funds in response to the upward movement in time deposit interest rates.

An additional advance in the first quarter of 2005 increased the Company’s FHLB convertible and callable borrowings at March 31, 2005 to $132.4 million. Noncallable term advances remained the same at $9.4 million. For further discussion of FHLB borrowings, see the Borrowings Note to the unaudited consolidated financial statements included in this report. Securities sold under repurchase agreements increased $18.4 million in the first quarter of 2005. There were no federal funds purchased outstanding at March 31, 2005, as the Company experienced increased liquidity in the first quarter of 2005.

Stockholders’ Equity

Total stockholders’ equity increased $1.0 million from December 31, 2004 as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $6.0 million, a decrease in other comprehensive income of $2.5 million, and dividends paid to stockholders of $2.9 million.

The FRB’s risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2005, the Company’s total risk adjusted capital-to-asset ratio was 11.63% versus 12.09% at December 31, 2004. The Company’s leverage ratio at March 31, 2005 was 7.70% compared with 7.62% at December 31, 2004. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Capital Resources

The Company maintains a significant level of liquidity in the form of cash and cash equivalent balances of $83.3 million, investment securities available for sale of $372.6 million, and FHLB credit availability of approximately $421.6 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

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

The Company’s risk profile continues to reflect a position that is asset sensitive. The substantial level of prepayments and calls on loans and securities are consistent with the extended low rate environment that has prevailed. In addition, the success of deposit funding campaigns has led to a strong liquidity position as reflected in the level of cash reserves and due from balances of approximately $34.3 million at March 31, 2005. The Company continues to reinvest the funds generated from asset paydowns and prepayments within a framework that attempts to maintain an acceptable net interest margin in the current interest rate environment.

The Company’s earnings sensitivity measurements completed on a quarterly basis indicate that the performance criteria, against which sensitivity is measured, are currently within the Company’s defined policy limits, which are triggered at a 10% reduction in projected net interest income. A more complete discussion of the overall interest rate risk is included in the Company’s Annual Report on Form 10-K for December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is currently a defendant in various legal actions and asserted claims involving lending and collection activities and other matters in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position, results of operations, or cash flows of the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table sets forth purchases by the Company (on the open market) of its equity securities during the quarter ended March 31, 2005.

				Maximum
				Number of
			Total Number of	Shares that
	Total # of	Average	Shares Purchased	May yet be
	Shares	Price Paid	as Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan
January 1-31, 2005	303	$32.63	303	281,000
February 1-28, 2005	—	$—	—	281,000
March 1-31, 2005	—	$—	—	281,000

Total	303	$32.63	303

The Company’s stock repurchase plan allowing the purchase of up to 436,000 shares was announced September 18, 2001, amended by the Board of Directors to 500,000 shares on March 18, 2003 and again on May 18, 2004 to purchase up to 550,000 shares. The plan has no expiration date and remains open.

ITEM 3. Defaults Upon Senior Securities

     Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

ITEM 5. Other Information

     Not Applicable

Item 6. Exhibits

     (a) Exhibits

Exhibit No.	Exhibit
3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)
3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (1)
4.1	Specimen stock certificate of First Community Bancshares, Inc. (6)
4.2	Indenture Agreement dated September 25, 2003. (10)
4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (10)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (10)
10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (1) and Plan. (2)*
10.1.1	Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan (11)*
10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (3)*
10.3	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (1)(4)*
10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan. (2)*
10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)*
10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B. W. Harvey, Sr.-October 19, 2004). (1)*
10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (1)*
10.7	First Community Bancshares, Inc. Wrap Plan. (6)*
10.8	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (7)*
10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (8)*
10.10	Form of Indemnification Agreement between First Community Bank, N. A., its Directors and Certain Executive Officers. (8)*
10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan-Stock Award Agreement (12)*
11.0	Statement regarding computation of earnings per share. (5)
15.0	Acknowledgement of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Certification of Chief Executive and Chief Financial Officer Section 1350.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999 filed on March 30, 2000, as amended April 13, 2000.

(3)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(4)	First Community Bancshares, Inc. has entered into substantially identical agreements with Messrs. Buzzo and Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(5)	Incorporated by reference from Footnote 9 of the Notes to Consolidated Financial Statements included herein.

(6)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003, as amended on March 31, 2003.

(7)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(8)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003, as amended on March 31, 2003.

(9)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed on May 7, 2004.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed on August 6, 2004.

(13)	Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford and Stafford II but are not filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: May 10, 2005

/s/ John M. Mendez

John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)

DATE: May 10, 2005

/s/ Robert L. Schumacher

Robert L. Schumacher
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.

15.0	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.0	Certification of Chief Executive and Chief Financial Officer Section 1350.