Form 10-Q
period 2005-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2005-08-05
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
Commission file number 000-19297
FIRST COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-19297	55-0694814

(State or other jurisdiction of	(Commission File Number)	(IRS Employer
incorporation)		Identification No.)

P.O. Box 989
Bluefield, Virginia	24605-0989

(Address of principal executive offices)	(Zip Code)
(276) 326-9000

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the to such filing requirements for the past 90 days.
☑     Yes                 ☐       No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑     Yes                 ☐       No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common Stock, $1.00 Par Value; 11,277,415 shares outstanding as of July 29, 2005

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended June 30, 2005

PART I.
ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$43,415	$37,294
Interest-bearing balances with banks	64,488	17,452

Total cash and cash equivalents	107,903	54,746
Securities available for sale (amortized cost of $378,196 at June 30, 2005; $384,746 at December 31, 2004)	381,540	388,678
Securities held to maturity (fair value of $30,878 at June 30, 2005; $35,610 at December 31, 2004)	29,854	34,221
Loans held for sale	1,075	1,194
Loans held for investment, net of unearned income	1,296,728	1,238,756
Less allowance for loan losses	15,984	16,339

Net loans held for investment	1,280,744	1,222,417
Premises and equipment	35,796	37,360
Other real estate owned	975	1,419
Interest receivable	9,476	8,554
Other assets	26,496	20,923
Goodwill	61,399	61,310

Total Assets	$1,935,258	$1,830,822

Liabilities
Deposits:
Noninterest-bearing	$235,217	$221,499
Interest-bearing	1,162,682	1,137,565

Total Deposits	1,397,899	1,359,064
Interest, taxes and other liabilities	15,122	14,313
Federal funds purchased	—	32,500
Securities sold under agreements to repurchase	125,285	109,857
FHLB borrowings and other indebtedness	207,231	131,855

Total Liabilities	1,745,537	1,647,589

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $1 par value; 25,000,000 and 15,000,000 shares authorized in 2005 and 2004; 11,495,570 and 11,472,311 issued in 2005 and 2004, and 11,274,391 and 11,250,927 outstanding in 2005 and 2004	11,496	11,472
Additional paid-in capital	108,639	108,263
Retained earnings	74,444	68,019
Treasury stock, at cost	(6,864)	(6,881)
Accumulated other comprehensive income	2,006	2,360

Total Stockholders’ Equity	189,721	183,233

Total Liabilities and Stockholders’ Equity	$1,935,258	$1,830,822

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Share and Per Share Data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans held for investment	$22,192	$19,112	$42,920	$36,242
Interest on securities-taxable	2,555	3,433	4,851	6,699
Interest on securities-nontaxable	1,865	1,707	3,814	3,343
Interest on federal funds sold and deposits in banks	178	104	393	301

Total interest income	26,790	24,356	51,978	46,585
Interest Expense
Interest on deposits	5,547	4,813	10,509	9,128
Interest on borrowings	2,721	1,916	5,194	3,846

Total interest expense	8,268	6,729	15,703	12,974

Net interest income	18,522	17,627	36,275	33,611
Provision for loan losses	1,073	723	1,764	1,255

Net interest income after provision for loan losses	17,449	16,904	34,511	32,356

Noninterest Income
Fiduciary income	589	512	1,127	930
Service charges on deposit accounts	2,623	2,301	4,771	4,261
Other service charges, commissions and fees	875	713	1,685	1,272
Gain on sale of securities	121	1,438	143	1,449
Other operating income	362	610	566	905

Total noninterest income	4,570	5,574	8,292	8,817

Noninterest Expense
Salaries and employee benefits	7,452	6,662	14,770	12,775
Occupancy expense of bank premises	968	894	1,911	1,746
Furniture and equipment expense	813	747	1,597	1,373
Core deposit amortization	111	111	221	175
Other operating expense	3,957	3,812	7,298	7,067

Total noninterest expense	13,301	12,226	25,797	23,136

Income from continuing operations before income taxes	8,718	10,252	17,006	18,037
Income tax expense	2,494	2,666	4,731	4,849

Income from continuing operations	6,224	7,586	12,275	13,188

Loss from discontinued operations before income tax	(39)	(2,374)	(170)	(4,265)
Income tax benefit	(15)	(502)	(66)	(952)

Loss from discontinued operations	$(24)	$(1,872)	$(104)	$(3,313)

Net income	$6,200	$5,714	$12,171	$9,875

Basic earnings per common share	$0.55	$0.51	$1.08	$0.88

Diluted earnings per common share	$0.55	$0.50	$1.07	$0.87

Basic earnings per common share from continuing operations	$0.55	$0.67	$1.09	$1.17

Diluted earnings per common share from continuing operations	$0.55	$0.67	$1.08	$1.16

Dividends declared per common share	$0.255	$0.25	$0.51	$0.50

Weighted average basic shares outstanding	11,273,724	11,228,956	11,266,648	11,237,225
Weighted average diluted shares outstanding	11,344,480	11,320,415	11,341,847	11,334,096
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30
	2005	2004
Cash flows from operating activities-continuing operations:
Net income from continuing operations	$12,275	$13,188
Adjustments to reconcile net income from continuing operations to net cash (used in) operating activities:
Provision for credit losses	1,764	1,255
Depreciation and amortization of premises and equipment	1,628	1,386
Core deposit amortization	221	175
Net investment amortization and accretion	781	1,199
Net (gain) loss on the sale of assets	14	(1,544)
Mortgage loans originated for sale	(15,956)	(11,206)
Proceeds from sale of mortgage loans	16,075	10,856
Deferred income tax (benefit) expense	(379)	2
Increase (decrease) in interest receivable	(922)	606
Increase in other assets	(4,082)	(2,569)
Increase (decrease) in other liabilities	600	(1,693)

Net cash provided by operating activities from continuing operations	12,019	11,655

Cash flows from investing activities-continuing operations:
Proceeds from sales of securities available for sale	16,707	26,410
Proceeds from maturities and calls of securities available for sale	24,410	78,633
Proceeds from maturities and calls of securities held to maturity	4,377	2,347
Purchase of securities available for sale	(35,218)	(74,177)
Net (increase) in loans made to customers	(59,276)	(32,045)
Purchase of premises and equipment	(1,577)	(2,936)
Proceeds from sale of equipment	760	329
Net cash (used in) acquisitions	—	(26,272)

Net cash (used in) investing activities from continuing operations	(49,817)	(27,711)

Cash flows from financing activities-continuing operations:
Net (decrease) increase in demand and savings deposits	(21,242)	26,021
Net increase (decrease) in time deposits	60,077	(5,615)
Net proceeds from (repayments of) FHLB and other borrowings	74,922	(11,103)
Net (decrease) in short-term borrowings	(32,500)	—
Net increase in securities sold under agreement to repurchase	15,428	10,439
Repayment of long-term debt	(10)	(4)
Issuance of common stock	255	149
Acquisition of treasury stock	(125)	(1,192)
Dividends paid	(5,746)	(5,616)

Net cash provided by financing activities from continuing operations	91,059	13,079

Net increase in cash and cash equivalents from continuing operations	$53,261	$(2,977)

Net cash used in discontinued operations	$(104)	$1,125

Cash and cash equivalents at beginning of period-continuing operations	$54,746	$59,309
Cash and cash equivalents at beginning of period-discontinued operations	—	2,243

Cash and cash equivalents at beginning of period	$54,746	$61,552

Cash and cash equivalents at end of period-continuing operations	$107,903	$56,332
Cash and cash equivalents at end of period-discontinued operations	—	3,368

Cash and cash equivalents at end of period	$107,903	$59,700

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share and Per Share Information) (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2004	$11,442	$108,128	$56,894	$(6,407)	$4,978	$175,035
Comprehensive income:
Net income	—	—	9,875	—	—	9,875
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	—	—	—	—	(6,089)	(6,089)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(865)	(865)

Comprehensive income	—	—	9,875	—	(6,954)	2,921

Common dividends declared ($.25 per share)	—	—	(5,616)	—	—	(5,616)
Purchase 44,400 treasury shares	—	—	—	(1,192)	—	(1,192)
Acquisition of Stone Capital 2,541 shares issued	3	85	—	—	—	88
Option exercise 19,352 shares	6	(135)	—	278	—	149

Balance June 30, 2004	$11,451	$108,078	$61,153	$(7,321)	$(1,976)	$171,385

Balance January 1, 2005	$11,472	$108,263	$68,019	$(6,881)	$2,360	$183,233
Comprehensive income:
Net income	—	—	12,171	—	—	12,171
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(276)	(276)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(78)	(78)

Comprehensive income	—	—	12,171	—	(354)	11,817

Common dividends declared ($.51 per share)	—	—	(5,746)	—	—	(5,746)
Net acquisition of 4,426 treasury shares	—	—	—	(125)	—	(125)
Acquisition of Stone Capital 2,447 shares issued	2	85	—	—	—	87
Stock awards	2	18	—	—	—	20
Tax benefit from exercise of non- qualified stock options	—	180	—	—	—	180
Option exercises 23,876 shares	20	93	—	142	—	255

Balance June 30, 2005	$11,496	$108,639	$74,444	$(6,864)	$2,006	$189,721

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Unaudited Financial Statements
The unaudited consolidated balance sheet as of June 30, 2005, the unaudited consolidated statements of income for the three and six months ended June 30, 2005 and 2004, and the unaudited consolidated statements of cash flows and changes in stockholders’ equity for the six months ended June 30, 2005 and 2004, have been prepared by the management of First Community Bancshares, Inc. (“FCBI” or the “Company”). In the opinion of management, all adjustments (including normal recurring accruals) necessary to present fairly the financial position of FCBI and subsidiary at June 30, 2005, and its results of operations, cash flows, and changes in stockholders’ equity for the three and six months ended June 30, 2005 and 2004, have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.
The consolidated balance sheet as of December 31, 2004, has been derived from the audited financial statements included in the Company’s 2004 Annual Report to Stockholders on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2004 Annual Report of FCBI on Form 10-K. Dollars are in thousands, except share and per share data.
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
In June 2005, the Financial Accounting Standards Board (“FASB”) directed its staff to draft FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.
In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.
In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.
In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which is an amendment of Statement No. 123. Statement 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be re-measured subsequently at each reporting date through settlement date. In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which expresses the SEC staff’s views on Statement 123R. SAB 107 provides further discussion on various topics, including share-based payment transactions with non-employees, valuation methods, classification of expense in financial statements, and disclosures in management’s discussion and analysis. In April 2005, the SEC announced that it would provide for a phased-in implementation process for Statement 123R, and require registrants to adopt the standard’s fair-value method of accounting for share-based payments to employees no later than the beginning of the first fiscal year beginning after December 15, 2005.
The Company has stock option plans for certain executives and directors accounted for under the intrinsic value method. Because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123R, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net income as reported	$6,200	$5,714	$12,171	$9,875
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(48)	(91)	(86)

Pro forma net income	$6,153	$5,666	$12,080	$9,789

Income from continuing operations	$6,224	$7,586	$12,275	$13,188
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(48)	(91)	(86)

Pro forma income from continuing operations	$6,177	$7,538	$12,184	$13,102

Earnings per share:

Basic as reported	$0.55	$0.51	$1.08	$0.88
Basic pro forma	$0.55	$0.50	$1.07	$0.87

Diluted as reported	$0.55	$0.50	$1.07	$0.87
Diluted pro forma	$0.54	$0.50	$1.07	$0.86

Earnings per share from continuing operations:

Basic as reported	$0.55	$0.67	$1.09	$1.17
Basic pro forma	$0.55	$0.67	$1.08	$1.17

Diluted as reported	$0.55	$0.67	$1.08	$1.16
Diluted pro forma	$0.54	$0.67	$1.07	$1.16

Note 2. Discontinued Operations
On August 18, 2004, the Company sold its United First Mortgage, Inc. (“UFM”) subsidiary headquartered in Richmond, Virginia. The transaction resulted in the sale of 100% of the stock of UFM for cash consideration of approximately $250,000. The transaction produced an after-tax gain of approximately $380,000 in the third quarter of 2004. This sale completed the previously announced plan to exit the mortgage banking business segment.
The business related to UFM is accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations in accordance with Financial Accounting Standard 144 for all periods presented in this report. The results of UFM are presented, along with the after-tax gain on sale, as discontinued operations in a separate category on the income statement following results from continuing operations. The Company continues to incur costs related to UFM in the form of non-cancelable leases. These leases, along with residual salaries expense, create a loss from discontinued operations in 2005. The results of discontinued operations for the three and six months ended June 30, 2005 and 2004, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest Income	—	366	—	575
Interest Expense	—	291	—	452

Net interest income	—	75	—	123

Other Income	—	343	—	850
Other Expense	39	2,792	170	5,238

Loss before income taxes	(39)	(2,374)	(170)	(4,265)
Applicable income tax benefit	(15)	(502)	(66)	(952)

Net Loss	$(24)	$(1,872)	$(104)	$(3,313)

All assets and liabilities of UFM were disposed of in the third quarter of 2004. Accordingly, there were no assets or liabilities related to discontinued operations included in the June 30, 2005, or the December 31, 2004, consolidated balance sheets.
Note 3. Mergers, Acquisitions and Branch Development
In December 2004, First Community Bank, N.A. (the “Bank”), a wholly-owned subsidiary of the Company, opened its newest full-service branch in Princeton, West Virginia. The Company opened two loan production offices during the first quarter of 2004 in Mount Airy and Charlotte, North Carolina. The Charlotte office has since been converted to a full-service branch although it does not currently accept deposits. In the second quarter of 2004, two additional loan production offices were opened in Blacksburg and Norfolk, Virginia. In the first half of 2005, two more loan production offices were opened in Clarksburg, West Virginia, and Richmond, Virginia.
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

Note 4. Investment Securities
As of June 30, 2005, and December 31, 2004, the amortized cost and estimated fair value of available for sale securities are as follows:

	June 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$66,953	$243	$(336)	$66,860
States and political subdivisions	139,896	2,689	(325)	142,260
Corporate notes	37,551	312	—	37,863
Mortgage-backed securities	113,860	411	(951)	113,320
Equities	19,936	1,424	(123)	21,237

Total	$378,196	$5,079	$(1,735)	$381,540

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$46,541	$20	$(615)	$45,946
States and political subdivisions	142,882	2,647	(383)	145,146
Corporate notes	37,589	540	—	38,129
Mortgage-backed securities	142,427	921	(369)	142,979
Equities	15,307	1,188	(17)	16,478

Total	$384,746	$5,316	$(1,384)	$388,678

As of June 30, 2005, and December 31, 2004, the amortized cost and estimated fair value of held to maturity securities are as follows:

	June 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$24	$1	$—	$25
States and political subdivisions	29,455	1,023	—	30,478
Mortgage-backed securities	—	—	—	—
Other securities	375	—	—	375

Total	$29,854	$1,024	$—	$30,878

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$—	$—	$—	$—
States and political subdivisions	33,814	1,388	—	35,202
Mortgage-backed securities	32	1	—	33
Other securities	375	—	—	375

Total	$34,221	$1,389	$—	$35,610

At June 30, 2005, the combined depreciation in value of the individual securities in an unrealized loss position for more than 12 months was less than 1% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of June 30, 2005, represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuer.
The following table reflects those investments in an unrealized loss position at June 30, 2005, and December 31, 2004. There were no securities in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	June 30, 2005
	Less than 12 Months		12 Months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U. S. Government agency securities	$996	$(3)	$30,222	$(333)	$31,218	$(336)
States and political subdivisions	31,773	(308)	2,401	(17)	$34,174	(325)
Other securities	—	—	—	—	—	—
Mortgage-backed securities	54,613	(609)	30,214	(342)	84,827	(951)
Equity securities	1,259	(108)	107	(15)	1,366	(123)

Total	$88,641	$(1,028)	$62,944	$(707)	$151,585	$(1,735)

	December 31, 2004
	Less than 12 Months		12 Months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U. S. Government agency securities	$12,357	$(101)	$28,146	$(514)	$40,503	$(615)
States and political subdivisions	35,620	(344)	2,118	(39)	37,738	(383)
Other securities	—	—	—	—	—	—
Mortgage-backed securities	112,755	(369)	—	—	112,755	(369)
Equity securities	—	—	136	(17)	136	(17)

Total	$160,732	$(814)	$30,400	$(570)	$191,132	$(1,384)

Note 5. Loans
Loans net of unearned income consist of the following:

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Loans Held for Investment:
Commercial and agricultural	$103,565	7.99%	$99,303	8.02%
Commercial real estate	471,340	36.35%	453,899	36.64%
Residential real estate	481,577	37.14%	457,386	36.92%
Construction	126,678	9.77%	112,732	9.10%
Consumer	111,654	8.61%	113,424	9.16%
Other	1,914	0.14%	2,012	0.16%

Total	$1,296,728	100.00%	$1,238,756	100.00%

Loans Held for Sale	$1,075		$1,194

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
Financial instruments whose contract amounts represent credit risk at June 30, 2005, are commitments to extend credit (including availability of lines of credit) of $197.4 million and standby letters of credit and financial guarantees written of $12.7 million.
Note 6. Allowance for Credit Losses
At June 30, 2005, the Company split its allowance for loan losses into an allowance for loan losses and an allowance for lending-related commitments. Lending related commitments generally consist of unfunded loan commitments and letters of credit. The split resulted in a decrease in the allowance for loan losses of $392 thousand at June 30, 2005, and a corresponding increase in other liabilities, which includes the allowance for lending-related commitments. The combined allowance for loan losses and the allowance for lending-related commitments are now referred to as the allowance for credit losses. The allowance for credit losses was $16.6 million, $16.3 million, and $16.2 million at June 30, 2005, December 31, 2004, and June 30, 2004, respectively. Net income and prior period balances were not affected by this reclassification.
The allowance for credit losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio and lending-related commitments. The allowance is increased by charges to earnings in the form of provisions for loan losses and lending-related commitments and recoveries of prior loan charge-offs, and decreased by loans charged off. The provisions are calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio and lending-related commitments.
Management performs periodic assessments to determine the appropriate level of allowance. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria. Commercial, consumer and mortgage loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans. Management’s allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. While management has allocated the allowance for credit losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.
The following table details the Company’s allowance for credit loss activity for the three and six month periods ended June 30, 2005 and 2004.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Allowance for Loan Losses
Beginning balance	$16,543	$14,536	$16,339	$14,624
Provision	1,073	723	1,764	1,255
Balance acquired in acquisiton	—	1,786	—	1,786
Charge-offs	(1,638)	(1,233)	(2,482)	(2,144)
Recoveries	398	348	755	639
Reclassification of allowance for lending-related commitments	(392)	—	(392)	—

Ending balance	$15,984	$16,160	$15,984	$16,160

Allowance for Lending-Related Commitments
Beginning balance	$—	$—	$—	$—
Provision for lending-related commitments	221	—	221	—
Reclassification of allowance for lending-related commitments	392	—	392	—

	$613	$—	$613	$—

Allowance for Credit Losses	$16,597	$16,160	$16,597	$16,160

Note 7. Borrowings
Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness include $182.4 million in convertible and callable advances and $9.4 million of noncallable term advances from the FHLB of Atlanta at June 30, 2005. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar remaining time periods. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans, mortgage-backed securities, and certain other securities.

The following schedule details the contractual terms of outstanding FHLB advances, rates and corresponding final maturities at June 30, 2005 and December 31, 2004. Also in the table are the fair value adjustments related to acquired debt obligations. The unamortized premium of approximately $168,000 and $207,000 at June 30, 2005 and December 31, 2004, respectively, is being amortized as interest expense over the anticipated life of the borrowings and is reflected as an adjustment to the effective rate paid.

	June 30, 2005
	Principal
	Amount				Next Call
	of Advance		Rate	Maturity	Date

Callable advances:	$1,275		4.14%	5/2/07	11/2/05
	25,000		5.71%	3/17/10	12/17/05
	25,000		6.11%	5/5/10	11/5/05
	25,000		6.02%	5/5/10	11/5/05
	25,000		5.47%	10/4/10	10/4/05
	25,000		2.77%	2/14/08	8/14/06
	6,118		4.75%	1/31/11	10/30/05
	50,000		3.64%	6/27/12	6/27/08

		$182,393

Noncallable advances:	911		4.55%	11/23/05	N/A
	403		5.01%	12/11/06	N/A
	5,000		3.19%	1/30/07	N/A
	2,000		6.27%	9/22/08	N/A
	1,051		2.95%	7/1/13	N/A

		9,365

Total advances		$191,758

	December 31, 2004
	Principal
	Amount				Next Call
	of Advance		Rate	Maturity	Date

Callable advances:	$1,290		4.14%	5/2/07	5/2/05
	25,000		5.71%	3/17/10	3/17/05
	25,000		6.11%	5/5/10	2/5/05
	25,000		6.02%	5/5/10	2/5/05
	25,000		5.47%	10/4/10	1/4/05
	6,133		4.75%	1/31/11	1/30/05

		$107,423

Noncallable advances:	924		4.55%	11/23/05	N/A
	422		5.01%	12/11/06	N/A
	5,000		1.68%	1/30/07	N/A
	2,000		6.27%	9/22/08	N/A
	1,067		2.95%	7/1/13	N/A

		9,413

Total advances		$116,836

Also included in other indebtedness is $15 million of junior subordinated debentures (the “Debentures”) issued by the Company in October 2003 to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”) with an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are callable beginning October 8, 2008. The net proceeds from the offering were contributed as capital to the Bank to support further growth.
The Company has committed to irrevocably and unconditionally guarantee, and has the resources to guarantee, the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount including all accrued and unpaid distributions or the amount of assets of the trust remaining available for distribution.
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
The Company is engaged in a state tax audit involving state income, franchise and sales tax in one of its state tax jurisdictions. While the Company has received early indications of the state tax department’s estimates of potential additional state income, sales and franchise tax liabilities, the Company’s review of the potential assessments revealed a position which favors the Company and which, if sustained, could result in state income and franchise tax refunds to the Company. The Company and tax counsel continue to evaluate possible exposure under the state tax audit as well as the advancement of the referenced favorable tax position and believe that the Company has established appropriate provisions for state income and franchise taxes, consistent with the uncertainty of the state tax audit and changes in the Company’s state tax filings.
Pursuant to the August 2004 sale of UFM, the Company agreed to indemnify the purchaser of UFM from various losses or claims arising from certain defaults on loans sold through August 2005, and as to specific litigation and certain contracts, pursuant to indemnification agreements with national investors and the Department of Housing and Urban Development, and as to certain employment related claims, if any, all as more specifically set forth in the stock purchase agreement. The Company estimates that its obligations under this agreement will not materially impact its financial statements.

Note 9. Earnings per Share
The following schedule details earnings and shares used in computing basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Basic:
Income continuing operations	$6,224	$7,586	$12,275	$13,188
Loss discontinued operations	(24)	(1,872)	(104)	(3,313)

Net income	$6,200	$5,714	$12,171	$9,875

Weighted average shares outstanding	11,273,724	11,228,956	11,266,648	11,237,225
Dilutive shares for stock options	68,532	88,918	72,975	94,330
Contingently issuable shares for acquisition	2,224	2,541	2,224	2,541
Weighted average dilutive shares outstanding	11,344,480	11,320,415	11,341,847	11,334,096

Basic:
Basic earnings per share continuing operations	$0.55	$0.67	$1.09	$1.17
Basic (loss) earnings per share discontinued operations	—	(0.16)	(0.01)	(0.29)
Basic earnings per share	0.55	0.51	1.08	0.88

Diluted:
Diluted earnings per share continuing operations	$0.55	$0.67	$1.08	$1.16
Diluted (loss) earnings per share discontined operations	—	(0.17)	—	(0.29)
Diluted earnings per share	0.55	0.50	1.07	0.87
Note 10. Subsequent Events
Subsequent to quarter end, the Company executed a non-binding letter of intent for the sale of one of its non-strategic branches. Under the terms of the non-binding agreement, deposits would be sold at a premium of approximately 3% and the real property would be sold at its fair market value. The completion of the sale of the branch currently under letter of intent would result in an approximate pre-tax gain on disposal of $278 thousand. Additionally, the Company is considering the possible sale of two additional branches. The following is a schedule of assets and liabilities as of June 30, 2005, for the branches currently under consideration for sale.

Total Loans	$13,961
Total Deposits and Repurchase Agreements	74,438

Report of Independent Registered Public Accounting Firm
The Board of Directors
First Community Bancshares, Inc.
We have reviewed the condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of June 30, 2005, and the related condensed consolidated statements of income for the three- and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
August 5, 2005

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
The Company is a multi-state bank holding company headquartered in Bluefield, Virginia, with total assets of $1.94 billion at June 30, 2005. Through its community bank subsidiary, First Community Bank, N.A., the company provides financial, trust and investment advisory services to individuals and commercial customers through fifty-three full-service banking locations, six loan production offices and two trust and investment management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The First Community Bank, N.A. is the parent of Stone Capital, a SEC registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ National Market under the symbol “FCBC”.
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
The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of the Company’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in management’s discussion and analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified i.) the determination of the allowance for credit losses, ii.) accounting for acquisitions and intangible assets, and iii.) accounting for income taxes as the accounting areas that require the most subjective or complex judgments. Derivatives hedging practices were previously included, but were eliminated in August 2004 with the disposition of UFM.
Allowance for Credit Losses
The allowance for credit losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The allowance for credit losses is comprised of the allowance for loan losses and the allowance for lending-related commitments. Estimates for credit losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of FCBI’s regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for credit losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry, and economic conditions affecting specific geographic areas in which the Company conducts business.
The Company determines the allowance for credit losses by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.
This risk management evaluation is applied at both the portfolio level and the individual loan level for commercial loans and credit relationships while the level of consumer and residential mortgage loan allowance is determined primarily on a total portfolio level based on a review of historical loss percentages and other qualitative factors including concentrations, industry specific factors and economic conditions. The commercial and commercial real estate portfolios require more specific analysis of individually significant loans and the borrower’s underlying cash flow, business conditions, capacity for debt repayment and the valuation of secondary sources of payment, such as collateral. This analysis may result in specifically identified weaknesses and corresponding specific impairment allowances.
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
Acquisitions and Intangible Assets
As part of its growth plan, the Company engages in business combinations with other companies. The acquisition of a business is generally accounted for under purchase accounting rules promulgated by the Financial Accounting Standards Board (“FASB”). Purchase accounting requires the recording of underlying assets and liabilities of the entity acquired at their fair market value. Any excess of the purchase price of the business over the net assets acquired and any identified intangibles is recorded as goodwill. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisal by qualified independent parties for relevant asset and liability categories. Financial assets and liabilities are typically valued using discount models which apply current discount rates to streams of cash flow. All of these valuation methods require the use of assumptions which can result in alternate valuations and varying levels of goodwill and, in some cases, amortization expense or accretion income.

Management must also make estimates of useful or economic lives of certain acquired assets and liabilities. These lives are used in establishing amortization and accretion of some intangible assets and liabilities, such as the intangible associated with core deposits acquired in the acquisition of a commercial bank.
Goodwill is recorded as the excess of the purchase price, if any, over the fair value of the revalued net assets. Goodwill is tested at least annually in the month of November for possible impairment. This testing again uses a discounted cash flow model applied to the anticipated stream of cash flows from operations of the business or segment being tested. Impairment testing necessarily uses estimates in the form of growth and attrition rates, anticipated rates of return, and discount rates. These estimates have a direct bearing on the results of the impairment testing and serve as the basis for management’s conclusions as to impairment.
Income Taxes
The establishment of provisions for federal and state income taxes is a complex area of accounting which also involves the use of judgments and estimates in applying relevant tax statutes. The Company operates in multiple state tax jurisdictions and this requires the appropriate allocation of income and expense to each state based on a variety of apportionment or allocation bases. Management strives to keep abreast of changes in tax law and the issuance of regulations which may impact tax reporting and provisions for income tax expense. The Company is also subject to audit by federal and state tax authorities. Results of these audits may produce indicated liabilities which differ from Company estimates and provisions. The Company continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of possible exposure based on current facts and circumstances. The Company is presently undergoing a state tax audit as discussed more fully under the heading “Income Tax Expense”.
EXECUTIVE OVERVIEW
First Community Bancshares is a full service commercial bank holding company which operates within the four-state region of Virginia, West Virginia, North Carolina and Tennessee. The Company operates through its community bank subsidiary, First Community Bank, N.A. and offers a wide range of financial services. The Company presently reports total assets of $1.94 billion and operates through fifty-three full service banking offices and six commercial loan production offices in addition to its two Trust and Wealth Management offices.
The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. Borrowings from the Federal Home Loan Bank provide additional funding as needed from time to time. The Company invests its funds primarily in loans to retail and commercial customers. In addition to loans, the Company also invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. The Company also maintains overnight interest-bearing balances with the FHLB and correspondent banks.
Net interest income is the difference between interest earned on assets and interest paid on liabilities, and is the Company’s primary source of earnings. In August 2004, the Company divested itself of its mortgage subsidiary. Small losses from discontinued operations in 2005 stem from residual costs of remaining leases and trailing personnel costs.
RECENT ACQUISITIONS AND BRANCHING ACTIVITY
In July of 2005, the Company moved toward the possible sale of several non-strategic branch offices. Total loans and deposits for the branches currently under consideration for sale are $14.0 million and $74.4 million, respectively.
The Company has executed a non-binding letter of intent for the sale of one of those branches. Under the terms of the non-binding agreement, deposits would be sold at a premium of approximately 3% and the real property would be sold at its fair market value. The completion of the sale of the branch currently under letter of intent would result in an approximate pre-tax gain on disposal of $278 thousand.
The possible branch sales are part of a strategic review of the branch network and are designed to relocate available resources to markets which offer improved growth and developmental opportunities. The Company is in the process of identifying replacement branches in growth markets, and plans include deferral of income tax gain on branch sales through Internal Revenue Code section 1031 like-kind exchanges.
In December 2004, First Community Bank, N.A. opened its newest full-service branch in Princeton, West Virginia. The new branch is the first of its type for the Company, and is designed to deliver retail and commercial financial services in a comfortable atmosphere. The branch also houses offices of the Trust and Financial Services Division and Stone Capital Management.
The Company opened two loan production offices during the first quarter of 2004 in Mount Airy and Charlotte, North Carolina. The Charlotte office has since been converted to a full-service branch although it does not currently accept deposits. In the second quarter of 2004, two additional loan production offices were opened in Blacksburg and Norfolk, Virginia. In the first half of 2005, two more loan production offices were opened in Clarksburg and Teays Valley, West Virginia. As of June 30, 2005, the majority of the operation of the loan production offices are either break-even or profitable.
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
RESULTS OF OPERATIONS
General
Net income for the six months ended June 30, 2005, was $12.2 million or $1.08 per basic and $1.07 per diluted share, compared with $9.9 million or $0.88 per basic and $0.87 per diluted share for the six months ended June 30, 2004. Return on average equity for the six months ended June 30, 2005 was 13.09% compared to 11.22% for the six months ended June 30, 2004. Return on average assets was 1.31% for the six months ended June 30, 2005, compared to 1.12% for the six months ended June 30, 2004. Income from continuing operations for the six months ended June 30, 2005, was $12.3 million, versus $13.2 million for the six months ended June 30, 2004. Return on average equity from continuing operations for the first six months of 2005 was 13.21% compared to 14.98% for the first six months of last year. Return on average assets from continuing operations was 1.32% compared to 1.52% for the first six months of 2004.
Net income for the three months ended June 30, 2005, was $6.2 million or $0.55 per basic and diluted share, compared with $5.7 million or $0.51 per basic and $0.50 per diluted share for the three months ended June 30, 2004. Return on average equity for the quarter ended June 30, 2005, was 13.19% compared to 13.06% for the same period of 2004. Return on average assets was 1.31% for the three months ended June 30, 2005, compared to 1.22% for the comparable period of 2004.
Income from continuing operations for the three months ended June 30, 2005, was $6.2 million, versus $7.6 million for the three months ended June 30, 2004. Return on average equity from continuing operations for the second quarter of 2005 was 13.24% compared to 17.33% for the same period last year and return on average assets from continuing operations was 1.32% in 2005, compared to 1.65% for 2004.
In August 2004, the Company sold its UFM subsidiary. The transaction resulted in the sale of 100% of the stock of UFM for cash consideration of approximately $250,000. In connection with the exit from the mortgage banking business and as previously reported, the Company recorded impairment charges of $452,000 in the first quarter of 2004, and $933,000 in the second quarter of 2004. Exiting the mortgage business eliminated the Company’s exposure to risk associated with the large fluctuations previously experienced in the volume-driven, wholesale business and its hedged interest rate lock commitments and closed loans. The change in strategic direction and exit of the mortgage business permitted the Company to focus its resources on its core community banking business. The loss from discontinued operations was $104,000 for the first half of 2005, compared to $3.3 million or $0.29 per basic and diluted share for the six months ended June 30, 2004.
Net Interest Income –Quarterly Comparison (See Table I)
Net interest income for the quarter ended June 30, 2005 was $18.5 million compared to $17.6 million for the same period in 2004, an increase of $895,000. Likewise, tax-equivalent net interest income increased $962,000, or 5.2%, from $18.6 million for the quarter ended June 30, 2004, to $19.5 million for the quarter ended June 30, 2005, (refer to Table I). For purposes of the net interest income discussions, comparisons are made on a tax-equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. The yield on earning assets increased 42 basis points to 6.41%, while the cost of interest-bearing liabilities increased 38 basis points to 2.27%. The result was a four basis point increase in the net interest rate spread for the quarter compared to 2004, and an 11 basis point increase to tax-equivalent net interest margin. Net interest margin for the second quarter of 2005 was 4.51%, while the net interest spread was 4.14%.
In this time of continuing industry-wide margin compression, FCBI’s margin has been increasing. The Company’s loan portfolio continues to produce increasing yields, while increases to deposit and borrowing costs have been managed to lower levels through the Company’s asset/liability and pricing management processes. The maintenance of lower borrowing costs in the rising rate environment has been, and continues to be, dependent on control of interest-bearing demand and savings interest rates, which are influenced by market and competitive forces.
Average earning assets increased $39.9 million in the second quarter of 2005 compared to the second quarter of 2004, contributing to the improvements noted in net interest income. The largest increase in average earning assets was in average loans held for investment of $127.8 million. Securities available for sale decreased $85.7 million while the tax-equivalent yield increased 47 basis points.
The increase in average interest-bearing liabilities was smaller at $28.7 million, and was mostly driven by increases in repurchase agreements of $14.6 million and short-term borrowings of $19.5 million. Total deposits decreased slightly, but due to the continuing customer shift from certain transaction accounts to time deposits, the cost on total deposits increased 25 basis points.
The $962,000 increase in tax-equivalent net interest income was achieved through the combined effect of changes in volume and corresponding rates on the underlying assets and liabilities. Earnings attributable to the net volume increase in earning assets over paying liabilities was approximately $1.0 million while the effect of declining rates represented an offsetting net reduction of approximately $74,000 for a combined effect on net interest income of an additional $962,000.
Net Interest Income-Year to Date Comparison (See Table II)
Net interest income, the largest contributor to earnings, was $36.3 million for the six months ended June 30, 2005, compared to $33.6 million for the corresponding period in 2004. As indicated in Table II, tax-equivalent net interest income totaled $38.4 million for the six months ended June 30, 2005, an increase of $2.9 million from the $35.5 million for the first six months of 2004. The increase reflects a $4.2 million increase due to increased volume, which was partially offset by a $1.3 million decrease due to rate changes on the underlying assets and liabilities.
During the first six months of 2005, average earning assets increased $104.3 million while interest-bearing liabilities increased $91.9 million over the comparable period. The yield on average earning assets increased 31 basis points to 6.33% from 6.02% for the six months ended June 30, 2004. Total cost of interest-bearing liabilities increased 27 basis points during the same period leaving the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) 5 basis points higher at 4.14% compared to 4.09% for the same period last year. The Company’s tax-equivalent net interest margin of 4.49% for the six months ended June 30, 2005, increased 9 basis points from 4.40% in 2004.
The largest contributor to the increase in the yield on average earning assets in 2005, on a volume-weighted basis, was the $187.7 million increase in loans held for investment. The loan portfolio contributed approximately $6.7 million to the change in interest income, while the portfolio’s average yield increased 9 basis points from the prior year to 6.77%. The volume of variable rate loans tied to prime and other indices increased in response to the recent increases in short-term interest rates.
During the six months ended June 30, 2005, the tax-equivalent yield on securities available for sale increased 29 basis points to 4.94% while the average balance decreased by $63.8 million. Although the total portfolio decreased through the period, the average tax-equivalent yield increased due to the addition of higher-rate securities and the reduction of lower-rate securities. Funds received from the paydowns, maturities, calls, and sales of investment securities helped fund the loan growth.
Compared to the first half of 2004, average interest-bearing balances with banks decreased $14.0 million to $27.1 million through June 30, 2005, while the yield increased 145 basis points to 2.92%.
The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities increased by 27 basis points from 1.92% for the six months ended June 30, 2004, to 2.19% for the same period of 2005 while the average volume increased $92 thousand.
The average balance of FHLB borrowings increased slightly by $8.7 million in 2005 to $134.8 million, while the rate increased 66 basis points. These changes were due to the combined effects of the addition of balances added from the PCB acquisition, the allocation of FHLB borrowings to the discontinued segment in 2004, the call of a $25.0 million advance at the end of the fourth quarter of 2004, and the subsequent take-downs of $25.0 million and $50.0 million FHLB advances in mid-first quarter and the end of the second quarter 2005, respectively.
Compared to the same period in 2004, average federal funds purchased and repurchase agreements increased $23.3 million at June 30, 2005, while the average rate increased 70 basis points. In addition, the average balances of interest-bearing demand and savings deposits increased $10.4 million and $21.6 million, respectively, for the six months ended June 30, 2005. The average rate paid on interest-bearing demand deposits remained consistent, increasing only 1 basis point, while the average rate paid on savings increased 14 basis points. Average time deposits increased $28.0 million while the average rate paid increased 22 basis points from 2.46% in 2004 to 2.68% in 2005. The level of average non-interest-bearing demand deposits increased $19.8 million to $224.0 million at June 30, 2005, compared to the corresponding period of the prior year.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
	(Dollars in Thousands)
ASSETS
Earning Assets:
Loans Held for Investment: (2)
Taxable	$1,296,274	$22,175	6.86%	$1,166,605	$19,064	6.57%
Tax-Exempt	3,084	28	3.64%	4,957	75	6.09%

Total	1,299,358	22,203	6.85%	1,171,562	19,139	6.57%
Securities Available for Sale:
Taxable	243,680	2,548	4.19%	361,184	3,426	3.82%
Tax-Exempt	141,932	2,247	6.35%	110,116	1,868	6.82%

Total	385,612	4,795	4.99%	471,300	5,294	4.52%
Securities Held to Maturity:
Taxable	401	4	4.00%	423	7	6.66%
Tax-Exempt	30,266	624	8.27%	36,606	758	8.33%

Total	30,667	628	8.21%	37,029	765	8.31%
Interest-Bearing Deposits	23,510	180	3.07%	19,088	104	2.19%
Federal Funds Sold	—	—	0.00%	239	—	0.00%

Total Earning Assets	1,739,147	27,806	6.41%	1,699,218	25,302	5.99%
Other Assets (3)	152,186			147,554
Assets Related to Discontinued Operations	—			31,228

TOTAL ASSETS	$1,891,333			$1,878,000

LIABILITIES
Interest-Bearing Liabilities:
Demand Deposits	$155,841	$98	0.25%	$152,099	$95	0.25%
Savings Deposits (4)	358,811	836	0.93%	397,351	892	0.90%
Time Deposits	662,127	4,613	2.79%	632,861	3,826	2.43%

Total Deposits	1,176,779	5,547	1.89%	1,182,311	4,813	1.64%
Fed Funds Purchased & Repurchase Agreements	125,415	645	2.06%	110,834	333	1.21%
Short-term Borrowings (5)	141,978	1,780	5.03%	122,474	1,374	4.51%
Other Borrowings	17,169	299	6.99%	17,009	209	4.94%

Total Interest-Bearing liabilities	1,461,341	8,271	2.27%	1,432,628	6,729	1.89%

Demand Deposits	228,307			222,759
Other Liabilities	13,153			17,786
Liabilities Related to Discontinued Operations	—			28,793
Stockholders’ Equity	188,532			176,034

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,891,333			$1,878,000

Net Interest Income, Tax Equivalent		$19,535			$18,573

Net Interest Rate Spread (6)			4.14%			4.10%

Net Interest Margin (7)			4.51%			4.40%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	In previous years, the Allowance for Credit Losses was netted against loans in the earning asset section. In 2005, the Allowance was netted against other assets and the comparable prior period was reclassified to conform to the 2005 presentation.

(4)	In previous years, certain interest-bearing Money Market Demand accounts were included in the interest-bearing demand category in the earning asset section. In 2005, these accounts were reclassified to savings and the comparable prior period was reclassified to conform to the 2005 presentation.

(5)	FHLB advances are included in short-term borrowings due to quarterly call options.

(6)	Represents the difference between the yield on earning assets and cost of funds.

(7)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
			(Dollars in Thousands)
ASSETS
Earning Assets:
Loans Held for Investment: (2)
Taxable	$1,276,295	$42,848	6.77%	$1,087,558	$36,148	6.68%
Tax-Exempt	3,751	111	5.97%	4,757	145	6.13%

Total	1,280,046	42,959	6.77%	1,092,315	36,293	6.68%
Securities Available for Sale:
Taxable	241,929	4,843	4.04%	342,468	6,687	3.93%
Tax-Exempt	142,672	4,580	6.47%	105,917	3,674	6.98%

Total	384,601	9,423	4.94%	448,385	10,361	4.65%
Securities Held to Maturity:
Taxable	404	8	3.99%	426	12	5.66%
Tax-Exempt	31,346	1,288	8.29%	36,838	1,469	8.02%

Total	31,750	1,296	8.23%	37,264	1,481	7.99%

Interest-Bearing Deposits	27,119	393	2.92%	41,154	301	1.47%
Federal Funds Sold	—	—	0.00%	120	—	0.00%

Total Earning Assets	1,723,516	54,071	6.33%	1,619,238	48,436	6.02%
Other Assets (3)	151,065			130,841
Assets Related to Discontinued Operations	—			25,356

TOTAL ASSETS	$1,874,581			$1,775,435

LIABILITIES
Interest-Bearing Liabilities:
Demand Deposits	$154,589	$190	0.25%	$144,230	$171	0.24%
Savings Deposits (4)	367,467	1,705	0.94%	345,895	1,381	0.80%
Time Deposits	647,489	8,614	2.68%	619,519	7,576	2.46%

Total Deposits	1,169,545	10,509	1.81%	1,109,644	9,128	1.65%
Fed Funds Purchased & Repurchase Agreements	127,373	1,206	1.91%	104,087	625	1.21%
Short-term Borrowings (5)	134,828	3,428	5.13%	126,172	2,804	4.47%
Other Borrowings	17,093	560	6.61%	17,010	417	4.93%

Total Interest-Bearing liabilities	1,448,839	15,703	2.19%	1,356,913	12,974	1.92%

Demand Deposits	224,028			204,264
Other Liabilities	14,260			15,053
Liabilities Related to Discontinued Operations	—			22,173
Stockholders’ Equity	187,454			177,032

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,874,581			$1,775,435

Net Interest Income, Tax Equivalent		$38,368			$35,462

Net Interest Rate Spread (6)			4.14%			4.09%

Net Interest Margin (7)			4.49%			4.40%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	In previous years, the Allowance for Credit Losses was netted against loans in the earning asset section. In 2005, the Allowance was netted against other assets and the comparable prior period was reclassified to conform to the 2005 presentation.

(4)	In previous years, certain interest-bearing Money Market Demand accounts were included in the interest-bearing demand category in the earning asset section. In 2005, these accounts were reclassified to savings and the comparable prior period was reclassified to conform to the 2005 presentation.

(5)	FHLB advances are included in short-term borrowings due to quarterly call options.

(6)	Represents the difference between the yield on earning assets and cost of funds.

(7)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to absolute dollar amounts. The principal themes or trends which are evident in this table include:
•	The increase in net interest income through the first half of 2005 resulted largely from growth in earning assets resulting from growth of loans, branch and loan production office growth, as well as the acquisition of PCB

•	The resulting higher margin in 2005 as a result of increasing volumes

(Amounts in Thousands)	Three Months Ended June 30, 2005,			Six Months Ended June 30, 2005,
	Compared to 2004			Compared to 2004
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On (1):
Loans	$2,206	$858	$3,064	$6,207	$459	$6,666
Securities available for sale	(680)	181	(499)	(838)	(100)	(938)
Securities held to maturitiy	(129)	(8)	(137)	(228)	43	(185)
Interest-bearing deposits with other banks	28	48	76	(129)	221	92
Federal funds sold	—	—	—	—	—	—

Total interest-earning assets	1,425	1,079	2,504	5,012	623	5,635

Interest Paid On:
Demand deposits	3	—	3	12	7	19
Savings deposits	(87)	31	(56)	89	235	324
Time deposits	186	601	787	344	694	1,038
Short-term borrowings (2)	285	433	718	359	846	1,205
Long-term debt	2	88	90	2	141	143

Total interest-bearing liabilities	389	1,153	1,542	806	1,923	2,729

Change in net interest income	$1,036	$(74)	$962	$4,206	$(1,300)	$2,906

(1)	Fully taxable equivalent using a rate of 35%.

(2)	Includes FHLB borrowings callable within one year

Provision and Allowance for Credit Losses
As discussed in the Allowance for Credit Losses footnote to the unaudited financial statements, the Company split its allowance for loan losses into two separate components at June 30, 2005. The portion of the allowance for loan losses attributable to lending-related commitments, such as unfunded loan commitments and letters of credit, was reclassified as the allowance for lending-related commitments. The split resulted in a decrease to allowance for loan losses, and an increase to other liabilities, which includes the allowance for lending-related commitments. The combination of the two allowances is now referred to as the allowance for credit losses.
The allowance for credit losses was $16.6 million on June 30, 2005, compared to $16.3 million at December 31, 2004 and $16.2 million at June 30, 2004. The allowance for credit losses represents 402% of non-performing loans at June 30, 2005, versus 316% and 614% at December 31, 2004, and June 30, 2004, respectively. When other real estate and repossessions are combined with non-performing loans, the allowance equals 323% of non-performing assets at June 30, 2005, versus 248% and 331% at December 31, 2004, and June 30, 2004, respectively.
The Company’s allowance for credit loss activity for the three and six month periods ended June 30, 2005 and 2004, are as follows:

(Amounts in thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Allowance for Loan Losses
Beginning balance	$16,543	$14,536	$16,339	$14,624
Provision	1,073	723	1,764	1,255
Balance acquired in acquisiton	—	1,786	—	1,786
Charge-offs	(1,638)	(1,233)	(2,482)	(2,144)
Recoveries	398	348	755	639
Reclassification of allowance for lending-related commitments	(392)	—	(392)	—

Ending balance	$15,984	$16,160	$15,984	$16,160

Allowance for Lending-Related Commitments
Beginning balance	$—	$—	$—	$—
Provision for lending-related commitments	221	—	221	—
Reclassification of allowance for lending-related commitments	392	—	392	—

	$613	$—	$613	$—

Allowance for Credit Losses	$16,597	$16,160	$16,597	$16,160

Total allowance for credit losses to loans held for investment ratio was 1.28% at June 30, 2005, 1.32% at December 31, 2004, and 1.36% for June 30, 2004. Management considers the allowance adequate based upon its analysis of the portfolio as of June 30, 2005. However, no assurances can be made that future adjustments will not be necessary as a result of increases in non-performing loans and other factors.
The provision for loan losses for the six-month period ended June 30, 2005, increased to $1.8 million when compared to the six month period ending June 30, 2004, of $1.3 million. The increase in loss provisions between the periods is primarily attributable to new, or increased, specific allocations, increased commercial and residential real estate loan volume, and changes in various qualitative risk factors. Net charge-offs for the first six months of 2005 were $1.7 million, compared to $1.5 million for the corresponding period in 2004. Expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.14% for the six months ended June 30, 2004, to 0.13% for the same period of 2005.

The provision for loan losses for the three month period ended June 30, 2005, was $1.1 million compared to $723 thousand for the same quarter of 2004. Net charge offs were $1.2 million in the second quarter of 2005, versus $885 thousand for the second quarter of 2004.
Non-interest Income
Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets, and continues to be a focus of management. Non-interest income from continuing operations for the second quarter of 2005 was $4.6 million compared to $5.6 million in the same period of 2004. The second quarter of 2004 included securities gains which were $1.3 million greater than those recognized in 2005. The remaining components of non-interest income increased by $313 thousand, or 7.6%, in the second quarter of 2005 compared to the same period of 2004.
Second quarter 2005 trust services income increased $77 thousand, or 15%, compared to 2004 as a result of growth in trust accounts, trust assets and the related fees generated by such growth in all areas, including estates, employee benefits and investment related accounts. Service charges on deposit accounts increased $322 thousand or 14%. All other service charges, commissions and fees increased $162 thousand, or 23%, compared to the second quarter of 2004.
Year-to-date non-interest income was $8.3 million compared to $8.8 million for the first six months of 2004. As previously discussed, 2004 results included gains of securities sales of $1.4 million compared to $143 thousand for the first six months of 2005. All other components of non-interest income increased by $781 thousand, or 11%, in the first half of 2005 compared to the same period of 2004.
Year-to-date 2005 trust services income increased by $197 thousand, or 21%, compared to 2004. Service charges on deposit accounts increased $510 thousand, or 12%, and other service charges, commissions and fees increased $413 thousand, or 32%, for the same comparable periods.
Non-interest Expense
Non-interest expense totaled $13.3 million for the quarter ended June 30, 2005, increasing $1.1 million, or 8.8%, over the same period of 2004. Year-to-date non-interest expense was $25.8 million, an increase of $2.7 million, or 12%, over the same period in 2004. The increases over the second quarter and year-to-date periods in 2004 are primarily attributable to increases in salaries and benefits of $790 thousand and $2.0 million, respectively. The increases are due to increases in staffing to support added corporate services and continued branch growth and increased health benefits costs. All other components of non-interest expense remained relatively stable between the two periods.
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
For the second quarter of 2005, the consolidated income taxes were $2.5 million compared to $2.2 million for the second quarter of 2004. For the quarters ended June 30, 2005 and 2004, the effective tax rates were 28.56% and 27.47%, respectively. For the first six months of 2005, consolidated income taxes were $4.7 million, a 27.71% effective tax rate, compared to $3.9 million, an effective tax rate of 28.30%, for the first six months of 2004.
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

FINANCIAL POSITION
Total assets at June 30, 2005, increased $104.4 million to $1.94 billion from December 31, 2004, an annualized growth rate of 11%. The increases in the balance sheet were primarily driven by the addition of $58.0 million in loans, and $47.0 million in interest-bearing deposits with banks, which was funded primarily through increases of $38.8 million in deposits, $15.4 million in repurchase agreements, and borrowings of $75.4 million.
Securities
Securities available for sale were $381.5 million at June 30, 2005, compared to $388.7 million at December 31, 2004, a slight decrease. This change reflects the purchase of $35.2 million in securities, $3.4 million in maturities and calls, proceeds from sales of $16.5 million, a market value decrease of approximately $588 thousand, the continuation of larger pay-downs of $21.0 million on mortgage-backed securities and collateralized mortgage obligations triggered by the low interest rate environment and approximately $781 thousand in bond premium amortization. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the stockholders’ equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gain after taxes of $2.0 million at June 30, 2005, represents a decrease of $353 thousand from the $2.4 million gain at December 31, 2004, the result of market value changes in reaction to rate movements on similar instruments.
The Company has attempted to maintain a shorter portfolio duration (the cash-weighted term to maturity of the portfolio) to reduce the sensitivity of the portfolio’s price to changes in interest rates and lessen interest rate risk. The longer the duration, the greater the impact of changing market rates for similar instruments. At June 30, 2005, the average estimated life of the investment portfolio was 3.9 years, down slightly from 4.2 years at December 31, 2004.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. At June 30, 2005, the combined depreciation in value of the individual securities in an unrealized loss position for more than 12 months was less than 1% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of June 30, 2005, represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.
Securities held to maturity totaled $29.9 million at June 30, 2005, reflective of a continuing decrease due primarily to continuing paydowns, maturities and calls within the portfolio. The market value of investment securities held to maturity was 103.4% and 104.1% of book value at June 30, 2005, and December 31, 2004, respectively. Recent trends in interest rates have had little effect on the portfolio market value since December 31, 2004, due to its larger percentage of municipal securities which display less price sensitivity to rate changes.
Loan Portfolio
Loans Held for Sale: As mentioned previously in this report, UFM was sold during the third quarter 2004. The loans held for sale by UFM in prior periods are carried as assets related to discontinued operations on the balance sheet and have been removed from continuing operations. The $1.1 million balance of loans held for sale at June 30, 2005, is held by the Company, largely through the newly acquired branches in Tennessee. These longer-term loans are sold to investors on a best efforts basis; accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at June 30, 2005, was $2.7 million on 24 loans.
Loans Held for Investment: Total loans held for investment increased $58.0 million to $1.30 billion at June 30, 2005, from the $1.24 billion level at December 31, 2004, and increased $109.8 million from June 30, 2004, largely the result of increased loan production. Considering the $38.8 million increase in deposits during the first six months of 2005, the loan to deposit ratio increased slightly to 92.8% at June 30, 2005, compared to 91.2% at December 31, 2004, and 85.1% at June 30, 2004. 2005 year-to-date average loans held for investment of $1.28 billion increased $187.7 million when compared to the average for the first half of 2004 of $1.09 billion.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of June 30, 2005, December 31, 2004 and June 30, 2004.

	Loan Portfolio Overview
	June 30, 2005		December 31, 2004		June 30, 2004
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment:
Commercial and agricultural	$103,565	7.99%	$99,303	8.02%	$64,768	5.46%
Commercial real estate	471,340	36.35%	453,899	36.64%	445,446	37.53%
Residential real estate	481,577	37.14%	457,386	36.92%	436,364	36.76%
Construction	126,678	9.77%	112,732	9.10%	113,314	9.55%
Consumer	111,654	8.61%	113,424	9.16%	124,742	10.51%
Other	1,914	0.14%	2,012	0.16%	2,320	0.20%

Total	$1,296,728	100.00%	$1,238,756	100.00%	$1,186,954	100.00%

Loans Held for Sale	$1,075		$1,194		$774

Loans Held for Sale Included in Assets Related to Discontinued Operations	$—		$—		$18,384

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned (“OREO”) and repossessions. Non-performing assets were $5.1 million at June 30, 2005, $6.6 million at December 31, 2004, and $4.9 million at June 30, 2004. The percentage of non-performing assets to total loans, OREO and repossessions was 0.40% at June 30, 2005, consistent with the second quarter of 2004 and down from December 31, 2004, at 0.53%.
The following schedule details non-performing assets by category at the close of each of the last three quarters:

	June 30,	December 31,	June 30,
	2005	2004	2004
	(Amounts in Thousands)
Non-accrual	$4,132	$5,168	$2,630
Ninety days past due and accruing	—	—	—
Other real estate owned	975	1,419	2,166
Repossessions	29	1	92

Total non-performing assets	$5,136	$6,588	$4,888

Restructured loans performing in accordance with modified terms	$327	$354	$382

At June 30, 2005, non-accrual loans decreased $1.0 million from December 31, 2004, while ninety day past due and accruing loans remained at zero. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO of $975 thousand was a decrease from both December 31, 2004, and June 30, 2004, and is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings

Total deposits grew by $38.8 million or 2.9% during the first six months of 2005. Non interest-bearing demand deposits increased by $13.7 million, while interest-bearing demand deposits remained stable. Savings decreased $34.9 million as time deposits increased $60.1 million, or 10.0%. The attrition from savings and the increase in time deposits reflects the continued migration of customer funds in response to the upward movement in time deposit interest rates.
Additional advances of $50 million at the end of the second quarter of 2005 increased the Company’s FHLB convertible and callable borrowings at June 30, 2005, to $182.4 million. The most recent advances allow the Company to fund increasing loan demand, lock in current low-cost funding, and increase the asset-sensitive position of the Company. Noncallable term advances remained the same at $9.4 million. For further discussion of FHLB borrowings, see the Borrowings Note to the unaudited consolidated financial statements included in this report. Securities sold under repurchase agreements increased $15.4 million in the first six months of 2005. There were no federal funds purchased outstanding at June 30, 2005, as the Company experienced increased liquidity in the first six months of 2005.
Stockholders’ Equity
Total stockholders’ equity increased $6.5 million from December 31, 2004, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $12.2 million and dividends paid to stockholders of $5.7 million.
The Federal Reserve Bank’s risk based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2005, the Company’s total risk adjusted capital-to-asset ratio was 11.60% versus 12.09% at December 31, 2004. The Company’s leverage ratio at June 30, 2005, was 7.74% compared with 7.62% at December 31, 2004. Both the risk adjusted capital-to-asset ratio and the leverage ratio exceed the current well-capitalized levels prescribed for banks of 10% and 5%, respectively.
PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At June 30, 2005, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $107.9 million, investment securities available for sale of $381.5 million, and FHLB credit availability of approximately $193.3 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
Interest Rate Risk and Asset/Liability Management
The Company’s profitability is dependent to a large extent upon its net interest income (“NII”), which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that interest-earning assets reprice differently than interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds while maintaining an acceptable level of NII given the current interest rate environment.
The Company’s primary component of operational revenue, NII, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components including repricing risk, basis risk, yield curve risk and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is due to “embedded options,” often put or call options, given or sold to holders of financial instruments.
In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its IRR exposure to insulate NII and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, quarterly simulations of NII are performed using financial models that project NII through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on NII. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management’s strategies. However, the earnings simulation model is currently the best tool available to management for managing IRR.
Specific strategies for management of IRR have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets and monitoring the term structure of liabilities to maintain a balanced mix of maturity and re-pricing structures to mitigate the potential exposure. Based upon the latest simulation, the Company believes that it is biased toward an asset sensitive position. Absent adequate management, asset sensitive positions can negatively impact net interest income in a falling rate environment or, alternatively, positively impact net interest income in a rising rate environment.
The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in projected NII based on quarterly income simulations compared to forecasted results. In addition, the policy addresses exposure limits to changes in the Economic Value of Equity (“EVE”) according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits as short-term rates are anticipated to continue moving upward throughout 2005.
The following table summarizes the impact on NII and the EVE as of June 30, 2005, and December 31, 2004, of immediate and sustained rate shocks in the interest rate environment of plus and minus 100 basis points and plus 200 basis points from the base simulation, assuming no remedial measures are effected.

Rate Sensitivity Analysis
	June 30, 2005
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Market Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
	(Dollars in Thousands)
200	$3,606	4.9	$7,403	2.8
100	2,248	3.0	8,622	3.3
(100)	(3,361)	(4.5)	(1,544)	(0.6)

	December 31, 2004
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Market Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
	(Dollars in Thousands)
200	$2,768	4.0	$(6,497)	(2.5)
100	1,622	2.4	(2,495)	(1.0)
(100)	(2,770)	(4.0)	(10,114)	(3.9)
When comparing the impact of the rate shock analysis between June 30, 2005, and December 31, 2004, the changes in NII reflect relatively similar results and the impact of the balance sheet composition of assets and liabilities as the profile continues to reflect asset sensitivity. As a result, the simulation scenario in a falling rate environment depicts net interest income declining and the opposite occurs in a rising environment. The asset sensitivity is reflected in on-hand liquidity of $64.5 million (interest-bearing balances held with other banks) and in the loan portfolio which includes adjustable or variable rates on roughly 50% of the portfolio at June 30, 2005. Combined with the relatively short duration of the investment portfolio this creates an asset-sensitive position favoring a rising rate environment.
The market value of equity is a measure which reflects the impact of changing rates of the underlying values of the Company’s assets and liabilities in various rate scenarios. The scenarios illustrate the potential estimated impact of instantaneous rate shocks on the underlying value of equity. The value of the equity is based on the present value of all the future cash flows under the different rate scenarios.
PART I. ITEM 4. Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based on that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company (on the open market) of its equity securities during the six months ended June 30, 2005.

				Maximum
				Number of
			Total Number of	Shares that
	Total # of	Average	Shares Purchased	May yet be
	Shares	Price Paid	as Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan
January 1-31, 2005	303	$32.63	303	281,000
February 1-28, 2005	—	$—	—	281,000
March 1-31, 2005	—	$—	—	281,000
April 1-30, 2005	—	$—	—	281,216
May 1-31, 2005	2,000	$28.12	2,000	330,080
June 1-30, 2005	2,123	$29.46	2,123	328,821

Total	4,426	$28.35	4,426

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open.
ITEM 3. Defaults Upon Senior Securities
     Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on April 25, 2005.

(b)	The following directors were elected to serve a three-year term through the date of the 2008 Annual Meeting of Stockholders:

Harold V. Groome, Jr., Robert E. Perkinson, Jr., and William P. Stafford

(c)	Three proposals were voted upon at the annual meeting, which included: 1) the election of the aforementioned directors as the Class of 2008; 2) amendment of the Articles of Incorporation to increase the authorized common stock to 25,000,000 shares, and 3) ratification of the selection of Ernst & Young, Charleston, West Virginia, as independent registered public accountants for the year ending December 31, 2005. The results of the proposals and voting are as follows:

Proposal 1. Election of Directors:

	Votes For	Votes Withheld
Harold V. Groome, Jr.	8,325,020	273,415
Robert E. Perkinson, Jr.	8,315,339	283,096
William P. Stafford	8,266,334	332,101

Proposal 2.	Amendment of the Articles of Incorporation to increase the authorized common stock to 25,000,000 shares:

Votes For	8,218,575
Votes Against	330,331
Votes Abstained	49,529
Broker Non-Vote	—

Proposal 3.	Ratification of the selection of Ernst & Young LLP as independent registered public accountants:

Votes For	8,577,647
Votes Against	11,867
Votes Abstained	8,921
ITEM 5. Other Information
     Not Applicable

Item 6. Exhibits
     (a) Exhibits

Exhibit No.	Exhibit
3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended.

3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (1)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (6)

4.2	Indenture Agreement dated September 25, 2003. (10)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (10)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (10)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (1) and Plan. (2)*

10.1.1	Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan (11)*

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (3)*

10.3	Employment Agreement dated January 1, 2000, and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (1)(4)*

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan. (2)*

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)*

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B. W. Harvey, Sr.-October 19, 2004). (1)*

10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (1)*

10.7	First Community Bancshares, Inc. Wrap Plan. (6)*

10.8	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (7)*

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (8)*

10.10	Form of Indemnification Agreement between First Community Bank, N.A., its Directors and Certain Executive Officers. (8)*

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan-Stock Award Agreement (12)*

11.0	Statement regarding computation of earnings per share. (5)

15.0	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification of Chief Executive and Chief Financial Officer Section 1350.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(2)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999 filed on March 30, 2000, as amended April 13, 2000.

(3)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(4)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(5)	Incorporated by reference from the Earnings per Share footnote of the Notes to Consolidated Financial Statements included herein.

(6)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(7)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(8)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N.A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(9)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed on May 7, 2004.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed on August 6, 2004.

(13)	Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford and Stafford II but are not filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: August 5, 2005

/s/ John M. Mendez

John M. Mendez President & Chief Executive Officer (Duly Authorized Officer)

DATE: August 5, 2005

/s/ Robert L. Schumacher

Robert L. Schumacher Chief Financial Officer (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit
3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended.

15.0	Acknowledgement of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350