Form 10-Q
period 2005-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2005-11-03
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
Commission file number 000-19297
FIRST COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Nevada	55-0694814

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P.O. Box 989 Bluefield, Virginia	24605-0989

(Address of principal executive offices)	(Zip Code)
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
☑      Yes           ☐      No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐      Yes           ☑      No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class – Common Stock, $1.00 Par Value; 11,273,248 shares outstanding as of October 31, 2005

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended September 30, 2005

PART I.
ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share Data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$48,122	$37,294
Interest-bearing balances with banks	47,822	17,452

Total cash and cash equivalents	95,944	54,746
Securities available for sale (amortized cost of $421,801 at September 30, 2005; $384,746 at December 31, 2004)	424,631	388,678
Securities held to maturity (fair value of $25,645 at September 30, 2005; $35,610 at December 31, 2004)	24,723	34,221
Loans held for sale	1,377	1,194
Loans held for investment, net of unearned income	1,321,221	1,238,756
Less allowance for loan losses	14,486	16,339

Net loans held for investment	1,306,735	1,222,417
Premises and equipment	35,640	37,360
Other real estate owned	1,690	1,419
Interest receivable	10,175	8,554
Goodwill and other intangible assets	61,287	61,310
Other assets	25,312	20,923

Total Assets	$1,987,514	$1,830,822

Liabilities
Deposits:
Noninterest-bearing	$237,455	$221,499
Interest-bearing	1,208,583	1,137,565

Total Deposits	1,446,038	1,359,064
Interest, taxes and other liabilities	15,169	14,313
Federal funds purchased	—	32,500
Securities sold under agreements to repurchase	125,739	109,857
FHLB borrowings and other indebtedness	207,180	131,855

Total Liabilities	1,794,126	1,647,589

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $1 par value; 25,000,000 and 15,000,000 shares authorized in 2005 and 2004; 11,495,570 and 11,472,311 issued in 2005 and 2004, and 11,273,248 and 11,250,927 outstanding in 2005 and 2004	11,496	11,472
Additional paid-in capital	108,606	108,263
Retained earnings	78,484	68,019
Treasury stock, at cost	(6,897)	(6,881)
Accumulated other comprehensive income	1,699	2,360

Total Stockholders’ Equity	193,388	183,233

Total Liabilities and Stockholders’ Equity	$1,987,514	$1,830,822

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Share and Per Share Data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income
Interest and fees on loans held for investment	$23,263	$19,953	$66,183	$56,195
Interest on securities-taxable	2,904	2,960	7,755	9,659
Interest on securities-nontaxable	1,783	1,642	5,597	4,985
Interest on deposits in banks	343	94	737	395

Total interest income	28,293	24,649	80,272	71,234
Interest Expense
Interest on deposits	6,296	4,702	16,805	13,830
Interest on borrowings	3,276	2,246	8,471	6,092

Total interest expense	9,572	6,948	25,276	19,922

Net interest income	18,721	17,701	54,996	51,312
Provision for loan losses	1,060	1,152	2,824	2,407

Net interest income after provision for loan losses	17,661	16,549	52,172	48,905

Noninterest Income
Fiduciary income	541	499	1,668	1,429
Service charges on deposit accounts	2,660	2,461	7,431	6,722
Other service charges, commissions and fees	949	728	2,634	2,000
Gain on sale of securities	536	60	679	1,509
Other operating income	346	530	912	1,435

Total noninterest income	5,032	4,278	13,324	13,095

Noninterest Expense
Salaries and employee benefits	7,260	6,807	22,030	19,582
Occupancy expense of bank premises	1,000	913	2,911	2,659
Furniture and equipment expense	855	735	2,452	2,108
Core deposit amortization	112	112	333	287
Other operating expense	3,891	3,670	11,189	10,737

Total noninterest expense	13,118	12,237	38,915	35,373

Income from continuing operations before income taxes	9,575	8,590	26,581	26,627
Income tax expense	2,641	1,968	7,372	6,817

Income from continuing operations	6,934	6,622	19,209	19,810

Loss from discontinued operations before income tax	(36)	(1,266)	(206)	(5,531)
Income tax benefit	(14)	(1,054)	(80)	(2,006)

Loss from discontinued operations	$(22)	$(212)	$(126)	$(3,525)

Net income	$6,912	$6,410	$19,083	$16,285

Basic earnings per common share	$0.61	$0.57	$1.69	$1.45

Diluted earnings per common share	$0.61	$0.57	$1.68	$1.44

Basic earnings per common share from continuing operations	$0.61	$0.59	$1.70	$1.76

Diluted earnings per common share from continuing operations	$0.61	$0.58	$1.69	$1.75

Dividends declared per common share	$0.255	$0.25	$0.765	$0.75

Weighted average basic shares outstanding	11,275,156	11,231,973	11,269,515	11,235,462
Weighted average diluted shares outstanding	11,342,912	11,326,999	11,342,233	11,331,718
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30
	2005	2004
Cash flows from operating activities-continuing operations:
Net income from continuing operations	$19,209	$19,810
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	2,824	2,407
Depreciation and amortization of premises and equipment	2,474	2,137
Core deposit amortization	333	287
Net investment amortization and accretion	1,139	1,880
Net gain on the sale of assets	(490)	(1,763)
Mortgage loans originated for sale	(28,419)	(18,994)
Proceeds from sale of mortgage loans	28,236	18,255
Deferred income tax expense	1,098	54
(Increase) decrease in interest receivable	(1,621)	489
Increase in other assets	(4,231)	(1,206)
Increase in other liabilities	671	1,068

Net cash provided by operating activities from continuing operations	21,223	24,424

Cash flows from investing activities-continuing operations:
Proceeds from sales of securities available for sale	18,959	49,951
Proceeds from maturities and calls of securities available for sale	33,798	105,065
Proceeds from maturities and calls of securities held to maturity	9,552	3,834
Purchase of securities available for sale	(90,326)	(78,012)
Net increase in loans made to customers	(87,064)	(74,858)
Purchase of premises and equipment	(2,462)	(5,077)
Proceeds from sale of equipment	1,005	359
Net cash used in acquisitions	—	(26,325)

Net cash used in investing activities from continuing operations	(116,538)	(25,063)

Cash flows from financing activities-continuing operations:
Net increase in demand and savings deposits	8,053	10,619
Net increase (decrease) in time deposits	78,921	(22,689)
Net proceeds from and repayments of FHLB and other borrowings	74,861	5,012
Net decrease in federal funds purchased	(32,500)	—
Net increase in securities sold under agreement to repurchase	15,882	12,668
Issuance of common stock	333	420
Acquisition of treasury stock	(293)	(1,195)
Dividends paid	(8,618)	(8,427)

Net cash provided by (used in) financing activities from continuing operations	136,639	(3,592)

Net increase (decrease) in cash and cash equivalents from continuing operations	$41,324	$(4,231)

Net cash used in discontinued operations	$(126)	$—

Cash and cash equivalents at beginning of period-continuing operations	$54,746	$59,309
Cash and cash equivalents at beginning of period-discontinued operations	—	—

Cash and cash equivalents at beginning of period	$54,746	$59,309

Cash and cash equivalents at end of period-continuing operations	$95,944	$55,078
Cash and cash equivalents at end of period-discontinued operations	—	—

Cash and cash equivalents at end of period	$95,944	$55,078

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share and Per Share Information) (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2004	$11,442	$108,128	$56,894	$(6,407)	$4,978	$175,035
Comprehensive income:
Net income	—	—	16,285	—	—	16,285
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	—	—	—	—	(723)	(723)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(896)	(896)

Comprehensive income	—	—	16,285	—	(1,619)	14,666

Common dividends declared ($.75 per share)	—	—	(8,427)	—	—	(8,427)
Purchase 44,400 treasury shares	—	—	—	(1,195)	—	(1,195)
Acquisition of Stone Capital 2,541 shares issued	3	85	—	—	—	88
Option exercise 47,950 shares	25	67	—	573	—	665

Balance September 30, 2004	$11,470	$108,280	$64,752	$(7,029)	$3,359	$180,832

Balance January 1, 2005	$11,472	$108,263	$68,019	$(6,881)	$2,360	$183,233
Comprehensive income:
Net income	—	—	19,083	—	—	19,083
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(307)	(307)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(354)	(354)

Comprehensive income	—	—	19,083	—	(661)	18,422

Common dividends declared ($.765 per share)	—	—	(8,618)	—	—	(8,618)
Net acquisition of 9,917 treasury shares	—	—	—	(293)	—	(293)
Acquisition of Stone Capital 2,447 shares issued	2	85	—	—	—	87
Stock awards	2	18	—	—	—	20
Tax benefit from exercise of non- qualified stock options	—	204	—	—	—	204
Option exercises 28,224 shares	20	36	—	277	—	333

Balance September 30, 2005	$11,496	$108,606	$78,484	$(6,897)	$1,699	$193,388

     See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Unaudited Consolidated Financial Statements
The unaudited consolidated balance sheet as of September 30, 2005, the unaudited consolidated statements of income for the three and nine months ended September 30, 2005 and 2004, and the unaudited consolidated statements of cash flows and changes in stockholders’ equity for the nine months ended September 30, 2005 and 2004, have been prepared by the management of First Community Bancshares, Inc. (“FCBI” or the “Company”). In the opinion of management, all adjustments, including normal recurring accruals, necessary to present fairly the financial position of FCBI and subsidiary at September 30, 2005, and its results of operations, cash flows, and changes in stockholders’ equity for the three and nine months ended September 30, 2005 and 2004, have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.
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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three- and nine-month periods ended September 30, 2005 and 2004.

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$6,912	$6,410	$19,083	$16,285
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(60)	(144)	(145)

Pro forma net income	$6,859	$6,350	$18,939	$16,140

Income from continuing operations	$6,934	$6,622	$19,209	$19,810
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(60)	(144)	(145)

Pro forma income from continuing operations	$6,881	$6,562	$19,065	$19,665

Earnings per share:

Basic as reported	$0.61	$0.57	$1.69	$1.45
Basic pro forma	$0.61	$0.57	$1.68	$1.44

Diluted as reported	$0.61	$0.57	$1.68	$1.44
Diluted pro forma	$0.60	$0.56	$1.67	$1.42

Earnings per share from continuing operations:

Basic as reported	$0.61	$0.59	$1.70	$1.76
Basic pro forma	$0.61	$0.58	$1.69	$1.75

Diluted as reported	$0.61	$0.58	$1.69	$1.75
Diluted pro forma	$0.61	$0.58	$1.68	$1.74

Note 2. Discontinued Operations
On August 18, 2004, the Company sold its United First Mortgage, Inc. (“UFM”) subsidiary headquartered in Richmond, Virginia. The transaction resulted in the sale of 100% of the stock of UFM for cash consideration of approximately $250 thousand. The transaction produced an after-tax gain of approximately $380 thousand in the third quarter of 2004, and completed the Company’s exit from the mortgage banking business segment.
The business related to UFM is accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations in accordance with Financial Accounting Standard 144 for all periods presented in this report. The results of UFM are presented, along with the after-tax gain on sale, as discontinued operations in a separate category on the income statement following results from continuing operations. The Company continues to incur costs related to UFM in the form of one non-cancelable lease. This lease, along with residual salaries expense, create a loss from discontinued operations in 2005. The results of discontinued operations for the three and nine months ended September 30, 2005 and 2004, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2005	2004	2005	2004

Interest Income	—	115	—	690
Interest Expense	—	55	—	507

Net interest income	—	60	—	183

Other Income	—	165	—	1,015
Other Expense	36	1,491	206	6,729

Loss before income taxes	(36)	(1,266)	(206)	(5,531)
Applicable income tax benefit	(14)	(1,054)	(80)	(2,006)

Net Loss	$(22)	$(212)	$(126)	$(3,525)

All assets and liabilities of UFM were disposed of in the third quarter of 2004. Accordingly, there were no assets or liabilities related to discontinued operations included in the September 30, 2005, or the December 31, 2004, consolidated balance sheets.

Note 3. Mergers, Acquisitions and Branch Development
In August 2005, the Company entered into a definitive agreement with Sonabank, N. A., to sell its branch location in Clifton Forge, Virginia. The branch had deposits and repurchase agreements totaling approximately $46 million and loans of approximately $9 million at July 31, 2005. The transaction will result in an approximate $3.9 million pre-tax gain on sale, and is expected to be completed by December 31, 2005, subject to regulatory approvals.
The following schedule details branch openings since January 1, 2004.

Quarter
Opened	Location	Type

Q1 2004	Mount Airy, NC	Loan Production Office
Q1 2004	Charlotte, NC	Loan Production Office
Q2 2004	Blacksburg, Va.	Loan Production Office
Q2 2004	Norfolk, Va.	Loan Production Office
Q4 2004	Princeton, W.Va.	Full Service Branch
Q2 2005	Clarksburg, W.Va.	Loan Production Office
Q3 2005	Charleston, W.Va.	Loan Production Office
After the close of business on March 31, 2004, PCB Bancorp, Inc., a Tennessee-chartered bank holding company (“PCB”) headquartered in Johnson City, Tennessee, was acquired by the Company. PCB had five full service branch offices located in Johnson City, Kingsport and surrounding areas in Washington and Sullivan Counties in East Tennessee. At acquisition, PCB had total assets of $171.0 million, total net loans of $128.0 million and total deposits of $150.0 million. These resources were included in the Company’s financial statements beginning with the second quarter of 2004.
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

Note 4. Investment Securities
As of September 30, 2005, and December 31, 2004, the amortized cost and estimated fair value of available for sale securities are as follows:

	September 30, 2005
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$79,120	$77	$(395)	$78,802
States and political subdivisions	138,626	3,480	(266)	141,840
Corporate notes	78,959	235	(345)	78,849
Mortgage-backed securities	105,461	305	(1,239)	104,527
Equities	19,635	1,145	(167)	20,613

Total	$421,801	$5,242	$(2,412)	$424,631

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$46,541	$20	$(615)	$45,946
States and political subdivisions	142,882	2,647	(383)	145,146
Corporate notes	37,589	540	—	38,129
Mortgage-backed securities	142,427	921	(369)	142,979
Equities	15,307	1,188	(17)	16,478

Total	$384,746	$5,316	$(1,384)	$388,678

     As of September 30, 2005, and December 31, 2004, the amortized cost and estimated fair value of held to maturity securities are as follows:

	September 30, 2005
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$—	$—	$—	$—
States and political subdivisions	24,328	921	—	25,249
Mortgage-backed securities	20	1	—	21
Other securities	375	—	—	375

Total	$24,723	$922	$—	$25,645

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$—	$—	$—	$—
States and political subdivisions	33,814	1,388	—	35,202
Mortgage-backed securities	32	1	—	33
Other securities	375	—	—	375

Total	$34,221	$1,389	$—	$35,610

At September 30, 2005, the combined depreciation in value of the individual securities in an unrealized loss position for more than 12 months was less than 1% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of September 30, 2005, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuer.
The following table reflects those investments in an unrealized loss position at September 30, 2005, and December 31, 2004. There were no securities in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	September 30, 2005
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U. S. Government agency securities	$10,860	$(75)	$30,179	$(320)	$41,039	$(395)
States and political subdivisions	28,130	(265)	631	(2)	$28,761	(267)
Other securities	41,085	(345)	—	—	41,085	(345)
Mortgage-backed securities	62,182	(847)	28,520	(392)	90,702	(1,239)
Equity securities	1,517	(127)	132	(40)	1,649	(167)

Total	$143,774	$(1,659)	$59,462	$(754)	$203,236	$(2,413)

			December 31, 2004
	Less than 12 Months		12 Months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U. S. Government agency securities	$12,357	$(101)	$28,146	$(514)	$40,503	$(615)
States and political subdivisions	35,620	(344)	2,118	(39)	37,738	(383)
Other securities	—	—	—	—	—	—
Mortgage-backed securities	112,755	(369)	—	—	112,755	(369)
Equity securities	—	—	136	(17)	136	(17)

Total	$160,732	$(814)	$30,400	$(570)	$191,132	$(1,384)

Note 5. Loans
Loans net of unearned income consist of the following:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans Held for Investment:
Commercial and agricultural	$110,511	8.36%	$99,303	8.02%
Commercial real estate	456,207	34.53%	453,899	36.64%
Residential real estate	497,730	37.67%	457,386	36.92%
Construction	143,738	10.89%	112,732	9.10%
Consumer	111,148	8.41%	113,424	9.16%
Other	1,887	0.14%	2,012	0.16%

Total	$1,321,221	100.00%	$1,238,756	100.00%

Loans Held for Sale	$1,377		$1,194

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
Financial instruments whose contract amounts represent credit risk at September 30, 2005, are commitments to extend credit (including availability of lines of credit) of $219.1 million and standby letters of credit and financial guarantees written of $13.0 million.
Note 6. Allowance for Credit Losses
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
In the third quarter of 2005, the Company charged down $2.2 million of a $4.3 million commercial real estate loan, and transferred the $2.1 million balance to non-accrual loans. The loan had been previously disclosed as a potential problem loan, and carried a specific reserve allocation of $2.2 million.

At September 30, 2005, the Company’s allowance for loan losses and the allowance for lending-related liabilities were $14.5 million and $460 thousand, respectively. The following table details the Company’s allowance for credit loss activity for the three- and nine-month periods ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2005	2004	2005	2004
Allowance for Credit Losses
Beginning balance	$16,597	$16,160	$16,339	$14,624
Provision for credit losses	907	1,152	2,892	2,407
Balance acquired in acquisition	—	—	—	1,786
Charge-offs	(3,037)	(1,312)	(5,519)	(3,456)
Recoveries	479	233	1,234	872

Ending balance	$14,946	$16,233	$14,946	$16,233

Note 7. Deposits
The following is a summary of interest-bearing deposits by type as of September 30, 2005, and December 31, 2004.

	September 30,	December 31,
(Amounts in thousands)	2005	2004
Interest-bearing demand deposits	$152,331	$150,127
Savings deposits	375,027	385,134
Certificates of deposit	599,625	519,539
Individual Retirement Accounts	81,600	82,765

Total	$1,208,583	$1,137,565

Note 8. Borrowings
The following schedule details the Company’s FHLB borrowings and other indebtedness at September 30, 2005, and December 31, 2004.

	September 30,	December 31,
(Amounts in thousands)	2005	2004
FHLB borrowings	$191,712	$116,836
Trust preferred issuances	15,464	15,000
Other indebtedness	4	19

Total	$207,180	$131,855

Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness include $182.4 million in convertible and callable advances and $9.3 million of noncallable term advances from the FHLB of Atlanta at September 30, 2005. The weighted-average interest rates of advances are 4.81% and 5.54% at September 30, 2005, and December 31, 2004, respectively. At September 30, 2005, the FHLB advances have maturities between two months and 8 years. The scheduled maturities of the advances are as follows:

Year	Amount
(in thousands)
2005	$905
2006	394
2007	6,267
2008	27,000
2009 and thereafter	157,146

Total	$191,712

The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans, mortgage-backed securities, and certain other securities.
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
The Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution, in each case to the extent the Trust has funds available.
Note 9. Commitments and Contingencies
In the normal course of business, the Company is a defendant in various legal actions and asserted claims, most of which involve lending, collection and employment matters. While the Company and its legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, the resolution of these actions, singly or in the aggregate, should not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
The previously disclosed state tax audit of state income, franchise, and sales tax in one of the Company’s tax jurisdictions was recently concluded. The outcome of this audit was favorable to the Company and will result in total state income and franchise tax refunds of approximately $470 thousand, subject to the final filing of amended returns. The Company regularly evaluates the tax provision and continues to believe that it has established appropriate provisions for state income and franchise taxes.

Note 10. Earnings per Share
The following schedule details earnings and shares used in computing basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Basic:
Income continuing operations	$6,934	$6,622	$19,209	$19,810
Loss discontinued operations	(22)	(212)	(126)	(3,525)

Net income	$6,912	$6,410	$19,083	$16,285

Weighted average shares outstanding	11,275,156	11,231,973	11,269,515	11,235,462
Dilutive shares for stock options	65,532	92,485	70,494	93,715
Contingently issuable shares for acquisition	2,224	2,541	2,224	2,541
Weighted average dilutive shares outstanding	11,342,912	11,326,999	11,342,233	11,331,718

Basic:
Basic earnings per share continuing operations	$0.61	$0.59	$1.70	$1.76
Basic (loss) earnings per share discontinued operations	(0.00)	(0.02)	(0.01)	(0.31)
Basic earnings per share	0.61	0.57	1.69	1.45

Diluted:
Diluted earnings per share continuing operations	$0.61	$0.58	$1.69	$1.75
Diluted (loss) earnings per share discontinued operations	(0.00)	(0.01)	(0.01)	(0.31)
Diluted earnings per share	0.61	0.57	1.68	1.44

Report of Independent Registered Public Accounting Firm
The Board of Directors
First Community Bancshares, Inc.
We have reviewed the condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of September 30, 2005, and the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Charleston, West Virginia
November 3, 2005

First Community Bancshares, Inc.
PART I.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to address information about the First Community Bancshares, Inc.’s (the Company) financial condition and results of operations. This discussion and analysis should be read in conjunction with the 2004 Annual Report to Shareholders on Form 10-K and the other financial information included in this report.
The Company is a multi-state bank holding company headquartered in Bluefield, Virginia, with total assets of $1.99 billion at September 30, 2005. Through its community bank subsidiary, First Community Bank, N. A., the Company provides financial, trust and investment advisory services to individuals and commercial customers through fifty-three full-service banking locations, six loan production offices and two asset management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The First Community Bank, N. A. is the parent of Stone Capital, a SEC registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ National Market under the symbol “FCBC”.
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
The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following is a summary of the Company’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in management’s discussion and analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified i.) the determination of the allowance for credit losses, ii.) accounting for acquisitions and intangible assets, and iii.) accounting for income taxes as the accounting areas that require the most subjective or complex judgments. Derivatives hedging practices were previously included, but were eliminated in August 2004 with the disposition of the Company’s mortgage banking subsidiary.
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
Income Taxes
The establishment of provisions for federal and state income taxes is a complex area of accounting which also involves the use of judgments and estimates in applying relevant tax statutes. The Company operates in multiple state tax jurisdictions and this requires the appropriate allocation of income and expense to each state based on a variety of apportionment or allocation bases. Management strives to keep abreast of changes in tax law and the issuance of regulations which may impact tax reporting and provisions for income tax expense. The Company is also subject to audit by federal and state tax authorities. Results of these audits may produce indicated liabilities which differ from Company estimates and provisions. The Company continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of possible exposure based on current facts and circumstances. The Company recently completed a state tax audit. The results of that audit are discussed under the heading “Results of Operations – Income Tax Expense.”
EXECUTIVE OVERVIEW
The Company is a full service commercial bank holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through its community bank subsidiary, First Community Bank, N. A. and offers a wide range of financial services. The Company reported total assets of $1.99 billion at September 30, 2005, and operates through fifty-three full service banking offices and six commercial loan production offices in addition to its asset management offices.
The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. Borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed from time to time. The Company invests its funds primarily in loans to retail and commercial customers. In addition to loans, the Company also invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. The Company also maintains overnight interest-bearing balances with the FHLB and correspondent banks. The difference between interest earned on assets and interest paid on liabilities is the Company’s primary source of earnings. In August 2004, the Company divested itself of its mortgage subsidiary. Small losses from discontinued operations in 2005 stem from residual costs of remaining leases and trailing personnel costs.
RECENT ACQUISITIONS AND BRANCHING ACTIVITY
In August 2005, the Company entered into a definitive agreement with Sonabank, N. A., to sell its branch location in Clifton Forge, Virginia. The branch had deposits and repurchase agreements totaling approximately $46 million and loans of approximately $9 million at July 31, 2005. The transaction is expected to result in an approximate $3.9 million pre-tax gain on sale, and is expected to be completed by December 31, 2005, subject to regulatory approvals. The branch sale is part of a continuing strategic review of the branch network, and is designed to re-deploy resources to markets which offer improved growth and development opportunities.

The following schedule details branch openings since January 1, 2004.

Quarter
Opened	Location	Type
Q1 2004	Mount Airy, NC	Loan Production Office
Q1 2004	Charlotte, NC	Loan Production Office
Q2 2004	Blacksburg, Va.	Loan Production Office
Q2 2004	Norfolk, Va.	Loan Production Office
Q4 2004	Princeton, W.Va.	Full Service Branch
Q2 2005	Clarksburg, W.Va.	Loan Production Office
Q3 2005	Charleston, W.Va.	Loan Production Office
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
Under the terms of the acquisition agreement, shares of PCB Bancorp common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB Bancorp acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB Bancorp, was merged into First Community Bank, N. A.
FINANCIAL POSITION
Total assets at September 30, 2005, increased $156.7 million to $1.99 billion from December 31, 2004, an annualized growth rate of 11%. The increases in the balance sheet were primarily driven by the addition of $82.5 million in loans, $26.5 million in investment securities, and $30.4 million in interest-bearing deposits with banks. Increases in assets were funded primarily through increases of $87.0 million in deposits, $15.9 million in repurchase agreements, and borrowings of $75.3 million.
Securities
Securities available for sale were $424.6 million at September 30, 2005, compared to $388.7 million at December 31, 2004, an increase of $36.0 million. This change reflects the purchase of $90.3 million in securities, $4.6 million in maturities and calls, proceeds from sales of $18.3 million, a market value decrease of approximately $1.1 million, the continuation of larger pay-downs of $29.2 million on mortgage-backed securities and collateralized mortgage obligations triggered by the low interest rate environment and approximately $1.1 million in bond premium amortization. Securities available for sale are recorded at their estimated fair market value. The unrealized gain or loss, which is the difference between amortized cost and estimated market value, net of related deferred taxes, is recognized in the stockholders’ equity section of the balance sheet as either accumulated other comprehensive income or loss. The unrealized gain after taxes of $1.7 million at September 30, 2005, represents a decrease of $661 thousand from the $2.4 million gain at December 31, 2004, the result of market value changes in reaction to rate movements on similar instruments.
The Company attempts to maintain an acceptable level of interest rate risk within its securities portfolio. At September 30, 2005, the average life and duration of the portfolio were 5.6 years and 4.3, respectively. Average life and duration were somewhat higher than December 31, 2004, at 4.0 years and 3.5, respectively. However, the Company has been shifting towards more floating-rate securities. At September 30, 2005, 21% of the portfolio was floating-rate, compared to 16% at December 31, 2004.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. At September 30, 2005, the combined depreciation in value of the individual securities in an unrealized loss position for more than 12 months was less than 1% of the combined reported value of the aggregate securities portfolio. Management does not believe any unrealized loss, individually or in the aggregate, as of September 30, 2005, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.
Securities held to maturity totaled $24.7 million at September 30, 2005, reflective of a continuing decrease due primarily to continuing paydowns, maturities and calls within the portfolio. The market value of investment securities held to maturity was 103.7% and 104.1% of book value at September 30, 2005, and December 31, 2004, respectively. Recent trends in interest rates have had little effect on the portfolio market value since December 31, 2004, due to its larger percentage of municipal securities which display less price sensitivity to rate changes.
Loan Portfolio
Loans Held for Sale: The $1.4 million balance of loans held for sale at September 30, 2005, are long-term mortgage loans that are sold to investors on a best efforts basis; accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at September 30, 2005, was $6.2 million on 48 loans.
Loans Held for Investment: Total loans held for investment increased $82.5 million to $1.32 billion at September 30, 2005, from the $1.24 billion level at December 31, 2004, and increased $92.0 million from September 30, 2004, as a result of increased loan production and contributions by new loan production offices. The loan to deposit ratio increased slightly to 91.5% at September 30, 2005, compared with 91.2% at December 31, 2004, and 90.2% at September 30, 2004. 2005 year-to-date average loans held for investment of $1.29 billion increased $160.0 million when compared to the average for the first nine months of 2004 of $1.13 billion. The increase in average loans reflects the impact of the acquisition of PCB on March 31, 2004.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of September 30, 2005, December 31, 2004 and September 30, 2004.
Loan Portfolio Overview

	September 30, 2005		December 31, 2004		September 30, 2004
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment:
Commercial and agricultural	$110,511	8.36%	$99,303	8.02%	$97,539	7.93%
Commercial real estate	456,207	34.53%	453,899	36.64%	439,486	35.75%
Residential real estate	497,730	37.67%	457,386	36.92%	450,266	36.63%
Construction	143,738	10.89%	112,732	9.10%	124,165	10.10%
Consumer	111,148	8.41%	113,424	9.16%	115,720	9.41%
Other	1,887	0.14%	2,012	0.16%	2,094	0.17%

Total	$1,321,221	100.00%	$1,238,756	100.00%	$1,229,270	100.00%

Loans Held for Sale	$1,377		$1,194		$1,163

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned (“OREO”), and repossessions. Non-performing assets were $7.1 million at September 30, 2005, $6.6 million at December 31, 2004, and $5.4 million at September 30, 2004. The percentage of non-performing assets to total loans, OREO and repossessions was 0.54% at September 30, 2005, consistent with 0.53% at December 31, 2004, and up from 0.44% at September 30, 2004.

The following schedule details non-performing assets by category at the close of each of the quarters ended September 30, 2005 and 2004, and December 31, 2004.

	September 30,	December 31,	September 30,
(Amounts in Thousands)	2005	2004	2004
Non-accrual	$5,417	$5,168	$3,679
Ninety days past due and accruing	—	—	—
Other real estate owned	1,690	1,419	1,636
Repossessions	14	1	40

Total non-performing assets	$7,121	$6,588	$5,355

Restructured loans performing in accordance with modified terms	$313	$354	$368

At September 30, 2005, non-accrual loans increased $249 thousand from December 31, 2004, and increased $1.7 million from September 30, 2004. Ninety-day past due and accruing loans remained at zero. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO of $1.7 million increased from December 31, 2004, and is comparable to September 30, 2004. OREO is carried at the lesser of estimated net realizable value or cost.
In the third quarter of 2005, the Company charged down $2.2 million of a $4.3 million commercial real estate loan, and transferred the $2.1 million balance to non-accrual loans. The loan had been previously disclosed as a potential problem loan, and carried a specific reserve allocation of $2.2 million.
Deposits and Other Borrowings
Total deposits grew by $87.0 million or 6.4% during the first nine months of 2005. Non interest-bearing demand deposits increased by $16.0 million, while interest-bearing demand deposits remained stable. Savings decreased $10.1 million while time deposits increased $78.9 million, or 13.1%. The attrition from savings and the increase in time deposits reflects the continued migration of new and current customer funds in response to the upward movement in time deposit interest rates.
The Company’s convertible and callable FHLB borrowings at September 30, 2005, increased $75.0 million to $182.4 million. The first and second quarter advances allowed the Company to fund increasing loan demand, lock in current low-cost funding, and increase the asset-sensitive position of the Company. Noncallable term advances decreased slightly to $9.3 million. For further discussion of FHLB borrowings, see the Borrowings Note to the Unaudited Consolidated Financial Statements included in this report. Securities sold under repurchase agreements increased $15.9 million in the first nine months of 2005. There were no federal funds purchased outstanding at September 30, 2005, as the Company experienced increased liquidity in the first nine months of 2005.
Stockholders’ Equity
Total stockholders’ equity increased $10.2 million from December 31, 2004, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $19.1 million after dividends paid to stockholders of $8.6 million.
Risk-based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2005, the Company’s total capital to risk-weighted assets ratio was 11.33% versus 12.09% at December 31, 2004. The Company’s Tier 1 capital to risk-weighted assets ratio was 10.25% at September 30, 2005, compared to 10.80% at December 31, 2004. The Company’s Tier 1 leverage ratio at September 30, 2005, was 7.71% compared to 7.62% at December 31, 2004. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels prescribed for banks.

RESULTS OF OPERATIONS
Overview
Net income for the nine months ended September 30, 2005, was $19.1 million or $1.69 per basic and $1.68 per diluted share, compared with $16.3 million or $1.45 per basic and $1.44 per diluted share for the nine months ended September 30, 2004. Return on average equity for the nine months ended September 30, 2005 was 13.49% compared to 12.30% for the nine months ended September 30, 2004. Return on average assets was 1.34% for the nine months ended September 30, 2005, compared to 1.21% for the nine months ended September 30, 2004.
The $2.8 million increase in net income between 2004 and 2005 is largely due to the elimination of losses from the now discontinued operations of the Company’s former mortgage banking subsidiary. While income from continuing operations remained constant at $26.6 million, 2004 results benefited from an additional $830 thousand in investment securities gains. The higher effective tax rate from continuing operations in 2005 also resulted in an additional $555 thousand in income taxes.
Income from continuing operations for the nine months ended September 30, 2005, was $19.2 million, versus $19.8 million for the nine months ended September 30, 2004. Return on average equity from continuing operations for the first nine months of 2005 was 13.57% compared to 14.97% for the first nine months of last year. Return on average assets from continuing operations was 1.35% compared to 1.49% for the first nine months of 2004.
Net income for the three months ended September 30, 2005, was $6.9 million or $0.61 per basic and diluted share, compared with $6.4 million or $0.57 per basic and diluted share for the three months ended September 30, 2004. Return on average equity for the quarter ended September 30, 2005, was 14.23% compared to 13.06% for the same period of 2004. Return on average assets was 1.40% for the three months ended September 30, 2005, and 1.22% for the comparable period of 2004.
Income from continuing operations for the three months ended September 30, 2005, was $6.9 million, versus $6.6 million for the three months ended September 30, 2004. Return on average equity from continuing operations for the third quarter of 2005 was 14.28% compared to 17.33% for the same period last year and return on average assets from continuing operations was 1.40% in 2005, compared to 1.65% for 2004.
In August 2004, the Company sold its mortgage banking subsidiary. The loss from discontinued operations was $126 thousand for the first nine months of 2005, compared to $3.5 million or $0.31 per basic and diluted share for the nine months ended September 30, 2004.
Net Interest Income – Quarterly Comparison (See Table I)
Net interest income for the quarter ended September 30, 2005 was $18.7 million compared to $17.7 million for the same period in 2004, an increase of $1 million. Tax-equivalent net interest income increased $1.4 million, or 7.5%, from $18.3 million for the quarter ended September 30, 2004, to $19.7 million for the quarter ended September 30, 2005. For purposes of the net interest income discussions, comparisons are made on a tax-equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. The yield on earning assets increased 38 basis points to 6.43%, while the cost of interest-bearing liabilities increased 48 basis points to 2.50%. The result was a 10 basis point decrease in the net interest rate spread for the quarter compared to 2004. Tax-equivalent net interest margin remained steady at 4.33%. Net interest spread for the third quarter of 2005 was 3.93%.
In this period of continuing industry-wide margin compression, the Company’s margin has remained relatively strong. The Company’s loan portfolio continues to produce increasing yields. The yield on loans for the third quarter of 2005 increased 44 basis points over the comparable period to 6.99%. Increases in deposit and borrowing costs have been managed through the Company’s asset/liability and pricing management processes. Maintaining lower borrowing costs in the rising rate environment has been, and continues to be, dependent on control of savings and time deposit rates, which are influenced by market and competitive forces.
Average earning assets increased $123.5 million in the third quarter of 2005 compared to the third quarter of 2004, contributing to the improvements noted in net interest income. The largest increase in average earning assets was in average loans held for investment of $106.8 million. Securities available for sale decreased $1.2 million while the tax-equivalent yield increased 35 basis points. Average securities held-to-maturity decreased $8.0 million while the tax-equivalent yield decreased 73 basis points. Average interest-bearing deposit with banks increased $26.0 million to $39.4 million and yielded 3.46%.

The increase in average interest-bearing liabilities was smaller at $94.8 million, and was mostly driven by increases in time deposits of $50.7 million and borrowings of $58.5 million. Total interest-bearing deposits increased $27.1 million, but due to the continuing customer shift from certain transaction accounts to time deposits, the cost on total interest-bearing deposits increased 39 basis points.
The $1.4 million increase in tax-equivalent net interest income was achieved through the combined effect of changes in volume and corresponding rates on the underlying assets and liabilities. Earnings attributable to the net volume increase in earning assets over paying liabilities was approximately $1.1 million while the effect of changing rates represented an addition of approximately $263 thousand for a combined effect on net interest income of an additional $1.4 million.
Net Interest Income — Year to Date Comparison (See Table II)
Net interest income, the largest contributor to earnings, was $55.0 million for the nine months ended September 30, 2005, compared to $51.3 million for the corresponding period in 2004. Tax-equivalent net interest income totaled $58.1 million for the nine months ended September 30, 2005, an increase of $4.0 million from the $54.1 million for the first nine months of 2004. The increase reflects a $5.2 million increase due to increased volume, which was partially offset by a $1.2 million decrease due to rate changes on the underlying assets and liabilities.
During the first nine months of 2005, average earning assets increased $110.2 million while interest-bearing liabilities increased $92.0 million over the comparable period. The yield on average earning assets increased 34 basis points to 6.36% from 6.02% for the nine months ended September 30, 2004. Total cost of interest-bearing liabilities increased 36 basis points during the same period leaving the net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) 3 basis points lower at 4.07% compared to 4.10% for the same period last year. The Company’s tax-equivalent net interest margin of 4.43% for the nine months ended September 30, 2005, increased 3 basis points from 4.40% in 2004.
The largest contributor to the increase in the yield on average earning assets in 2005, on a volume-weighted basis, was the $160.0 million increase in loans held for investment. The loan portfolio contributed approximately $10.0 million to the change in interest income, while the portfolio’s average yield increased 22 basis points from the prior year to 6.85%. The volume of variable rate loans tied to prime and other indices increased in response to the recent increases in short-term interest rates.
During the nine months ended September 30, 2005, the tax-equivalent yield on securities available for sale increased 31 basis points to 4.93% while the average balance decreased by $42.7 million. Although the total portfolio decreased through the period, the average tax-equivalent yield increased due to the addition of higher-rate securities and the reduction of lower-rate securities. Funds received from the paydowns, maturities, calls, and sales of investment securities helped fund the loan growth.
Compared to the first nine months of 2004, average interest-bearing balances with banks remained steady at $31.2 million during the first nine months of 2005, while the yield increased 150 basis points to 3.15%.
The Company actively manages its product pricing by staying abreast of the current economic climate and competitive forces in order to enhance repricing opportunities available with respect to the liability side of its balance sheet. In doing so, the cost of interest-bearing liabilities increased by 36 basis points from 1.93% for the nine months ended September 30, 2004, to 2.29% for the same period of 2005 while the average volume increased $92 million.
The average balance of borrowings increased by $24.9 million in 2005 to $170.6 million, while the rate paid on those borrowings increased 47 basis points. These changes were due to the combined effects of the addition of balances added from the PCB acquisition, the allocation of FHLB borrowings to the discontinued segment in 2004, the call of a $25.0 million advance at the end of the fourth quarter of 2004, and the subsequent take-downs of $25.0 million and $50.0 million FHLB advances in mid-first quarter and the end of the second quarter 2005, respectively.
Compared to the same period in 2004, average federal funds purchased and repurchase agreements increased $18.2 million at September 30, 2005, while the average rate increased 79 basis points. In addition, the average balances of interest-bearing demand and savings deposits increased $5.9 million and $7.3 million, respectively, for the nine months ended September 30, 2005. The average rate paid on interest-bearing demand deposits remained consistent, increasing only 2 basis points, while the average rate paid on savings increased 19 basis points. Average time deposits increased $35.6 million while the average rate paid increased 36 basis points from 2.44% in 2004 to 2.80% in 2005. The level of average non-interest-bearing demand deposits increased $18.1 million to $227.0 million at September 30, 2005, compared to the corresponding period of the prior year.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
	(Dollars in Thousands)
ASSETS
Earning Assets:
Loans Held for Investment: (2)
Taxable	$1,318,759	$23,241	6.99%	$1,208,446	$19,899	6.55%
Tax-Exempt	1,675	33	7.84%	5,236	82	6.23%

Total	1,320,434	23,274	6.99%	1,213,682	19,981	6.55%
Securities Available for Sale:
Taxable	275,775	2,901	4.17%	309,742	2,951	3.79%
Tax-Exempt	141,865	2,255	6.31%	109,133	1,839	6.70%

Total	417,640	5,156	4.90%	418,875	4,790	4.55%
Securities Held to Maturity:
Taxable	398	3	2.99%	411	9	8.71%
Tax-Exempt	26,682	487	7.23%	34,684	688	7.89%

Total	27,080	490	7.17%	35,095	697	7.90%
Interest-Bearing Deposits	39,350	343	3.46%	13,330	94	2.81%

Total Earning Assets	1,804,504	29,263	6.43%	1,680,982	25,562	6.05%
Other Assets (3)	155,079			150,614
Assets Related to Discontinued Operations	—			9,315

TOTAL ASSETS	$1,959,583			$1,840,911

LIABILITIES
Interest-Bearing Liabilities:
Demand Deposits	$152,658	$105	0.27%	$155,435	$399	1.02%
Savings Deposits (4)	367,314	1,108	1.20%	388,194	866	0.89%
Time Deposits	667,986	5,083	3.02%	617,251	3,737	2.41%

Total Deposits	1,187,958	6,296	2.10%	1,160,880	5,002	1.71%
Fed Funds Purchased & Repurchase
Agreements	123,936	691	2.21%	114,670	362	1.26%
Short-term Borrowings	139,735	1,790	5.08%	131,728	1,658	5.01%
Long-term Borrowings	67,471	795	4.67%	17,016	226	5.28%

Total Interest-Bearing liabilities	1,519,100	9,572	2.50%	1,424,294	7,248	2.02%

Demand Deposits	232,841			218,073
Other Liabilities	14,994			13,344
Liabilities Related to Discontinued Operations	—			8,831
Stockholders’ Equity	192,648			176,369

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,959,583			$1,840,911

Net Interest Income, Tax Equivalent		$19,691			$18,314

Net Interest Rate Spread (5)			3.93%			4.03%

Net Interest Margin (6)			4.33%			4.33%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	In previous years, the Allowance for Credit Losses was netted against loans in the earning asset section. In 2005, the Allowance was netted against other assets and the comparable prior period was reclassified to conform to the 2005 presentation.

(4)	In previous years, certain interest-bearing Money Market Demand accounts were included in the interest-bearing demand category in the earning asset section. In 2005, these accounts were reclassified to savings and the comparable prior period was reclassified to conform to the 2005 presentation.

(5)	Represents the difference between the yield on earning assets and cost of funds.

(6)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Average	Interest	Yield/Rate	Average	Interest	Yield/Rate
	Balance	(1)	(1)	Balance	(1)	(1)
			(Dollars in Thousands)
ASSETS
Earning Assets:
Loans Held for Investment: (2)
Taxable	$1,290,606	$66,089	6.85%	$1,128,762	$56,047	6.64%
Tax-Exempt	3,052	144	6.31%	4,918	227	6.17%

Total	1,293,658	66,233	6.85%	1,133,680	56,274	6.63%
Securities Available for Sale:
Taxable	253,335	7,744	4.09%	331,158	9,638	3.89%
Tax-Exempt	142,400	6,835	6.42%	107,318	5,513	6.86%

Total	395,735	14,579	4.93%	438,476	15,151	4.62%
Securities Held to Maturity:
Taxable	402	11	3.66%	422	21	6.65%
Tax-Exempt	29,774	1,775	7.97%	36,114	2,157	7.98%

Total	30,176	1,786	7.91%	36,536	2,178	7.96%

Interest-Bearing Deposits	31,241	736	3.15%	31,812	394	1.65%
Federal Funds Sold	—	—		80	1	1.67%

Total Earning Assets	1,750,810	83,334	6.36%	1,640,584	73,998	6.02%
Other Assets (3)	152,466			137,821
Assets Related to Discontinued Operations	—			19,969

TOTAL ASSETS	$1,903,276			$1,798,374

LIABILITIES
Interest-Bearing Liabilities:
Demand Deposits	$153,938	$295	0.26%	$147,992	$270	0.24%
Savings Deposits (4)	367,415	2,813	1.02%	360,097	2,247	0.83%
Time Deposits	654,397	13,697	2.80%	618,758	11,313	2.44%

Total Deposits	1,175,750	16,805	1.91%	1,126,847	13,830	1.64%
Fed Funds Purchased & Repurchase Agreements	126,215	1,897	2.01%	107,977	987	1.22%
Short-term Borrowings	136,982	5,218	5.09%	128,652	4,462	4.63%
Long-term Borrowings	33,570	1,355	5.40%	17,012	643	5.05%

Total Interest-Bearing liabilities	1,472,517	25,275	2.29%	1,380,488	19,922	1.93%

Demand Deposits	227,038			208,905
Other Liabilities	14,522			14,472
Liabilities Related to Discontinued Operations	—			19,969
Stockholders’ Equity	189,199			174,540

TOTAL LIABILITIES
AND STOCKHOLDERS’ EQUITY	$1,903,276			$1,798,374

Net Interest Income, Tax Equivalent		$58,059			$54,076

Net Interest Rate Spread (5)			4.07%			4.10%

Net Interest Margin (6)			4.43%			4.40%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	In previous years, the Allowance for Credit Losses was netted against loans in the earning asset section. In 2005, the Allowance was netted against other assets and the comparable prior period was reclassified to conform to the 2005 presentation.

(4)	In previous years, certain interest-bearing Money Market Demand accounts were included in the interest-bearing demand category in the earning asset section. In 2005, these accounts were reclassified to savings and the comparable prior period was reclassified to conform to the 2005 presentation.

(5)	Represents the difference between the yield on earning assets and cost of funds.

(6)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to absolute dollar amounts.

	Three Months Ended September 30, 2005,			Nine Months Ended September 30, 2005,
	Compared to 2004			Compared to 2004
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
(Amounts in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans	$1,857	$1,436	$3,293	$8,110	$1,849	$9,959
Securities available for sale	193	173	366	(666)	94	(572)
Securities held to maturity	(148)	(59)	(207)	(381)	(11)	(392)
Interest-bearing deposits with other banks	222	27	249	(7)	349	342
Federal funds sold	—	—	—	(1)	(1)	(2)

Total interest-earning assets	2,124	1,577	3,701	7,055	2,280	9,335

Interest Paid On:
Demand deposits	(7)	(287)	(294)	11	14	25
Savings deposits	(49)	291	242	46	520	566
Time deposits	330	1,016	1,346	675	1,709	2,384
Fed funds purchased and repurchase agreements	32	297	329	189	721	910
Short-term borrowings	106	26	132	298	458	756
Long-term debt	598	(29)	569	665	46	711

Total interest-bearing liabilities	1,010	1,314	2,324	1,884	3,468	5,352

Change in net interest income	$1,114	$263	$1,377	$5,171	$(1,188)	$3,983

Provision and Allowance for Credit Losses
The Company’s allowance for credit losses is made up of two separate components. The primary component is the allowance for loan losses, and is presented as such on the balance sheet. The allowance for losses attributable to lending-related commitments, such as unfunded loan commitments and letters of credit, is the allowance for lending-related commitments, and is included in other liabilities. The combination of the two allowances is referred to as the allowance for credit losses. At September 30, 2005, the Company’s allowance for loan losses and the allowance for lending-related liabilities were $14.5 million and $460 thousand, respectively.
The allowance for credit losses was $14.9 million at September 30, 2005, compared to $16.3 million at December 31, 2004 and $16.2 million at September 30, 2004. The allowance for credit losses represents 276% of non-performing loans at September 30, 2005, versus 316% and 441% at December 31, 2004, and September 30, 2004, respectively. When other real estate and repossessions are combined with non-performing loans, the allowance equals 210% of non-performing assets at September 30, 2005, versus 248% and 303% at December 31, 2004, and September 30, 2004, respectively.
The Company’s allowance for credit loss activity for the three- and nine-month periods ended September 30, 2005 and 2004, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2005	2004	2005	2004
Allowance for Credit Losses
Beginning balance	$16,597	$16,160	$16,339	$14,624
Provision for Credit Losses	907	1,152	2,892	2,407
Balance acquired in acquisition	—	—	—	1,786
Charge-offs	(3,037)	(1,312)	(5,519)	(3,456)
Recoveries	479	233	1,234	872

Ending balance	$14,946	$16,233	$14,946	$16,233

The total allowance for credit losses to loans held for investment ratio was 1.13% at September 30, 2005, compared to 1.32% at both December 31 and September 30, 2004. Management considers the allowance adequate based upon its analysis of the portfolio as of September 30, 2005, however no assurances can be made that future adjustments will not be necessary as a result of increases in non-performing loans and other factors.
The provision for credit losses for the nine-month period ended September 30, 2005, increased to $2.9 million when compared to the nine-month period ending September 30, 2004, of $2.4 million. The increase in loss provision between the periods is primarily attributable to new, or increased, specific allocations, increased commercial and residential real estate loan volume, and changes in various qualitative risk factors. Net charge-offs for the first nine months of 2005 were $4.3 million, compared to $2.6 million for the corresponding period in 2004. Expressed as a percentage of average loans held for investment, net charge-offs increased from 0.22% for the nine months ended September 30, 2004, to 0.33% for the same period of 2005. Net charge-offs for the three and nine months ended September 30, 2005, were negatively influenced by the charge off of the commercial relationship discussed under “Non-Performing Assets.”
The provision for credit losses for the three-month period ended September 30, 2005, was $907 thousand compared to $1.2 million for the same quarter of 2004. Net charge offs were $2.6 million in the third quarter of 2005, versus $1.1 million for the third quarter of 2004.
Non-interest Income
Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income from continuing operations for the third quarter of 2005 was $5.0 million compared to $4.3 million in the same period of 2004. The third quarter of 2005 included securities gains which were $476 thousand greater than those recognized in 2004. The remaining components of non-interest income increased by $278 thousand, or 6.6%, in the third quarter of 2005 compared to the same period of 2004.
Third quarter 2005 trust services income increased $42 thousand, or 8.4%, compared to 2004 as a result of growth in trust accounts, trust assets and the related fees generated by such growth in all areas, including estates, employee benefits and investment related accounts. Service charges on deposit accounts increased $199 thousand or 8.1%. All other service charges, commissions and fees increased $221 thousand, or 30%, compared to the third quarter of 2004.
Year-to-date non-interest income was $13.3 million compared to $13.1 million for the first nine months of 2004. Securities gains in the first nine months of 2005 were $679 thousand compared to $1.5 million for the same period of 2004. All other components of non-interest income increased by $1.1 million, or 9.1%, in the first three quarters of 2005 compared to the same period of 2004.
Year-to-date 2005 trust services income increased by $239 thousand, or 17%, compared to 2004. Service charges on deposit accounts increased $709 thousand, or 11%, and other service charges, commissions and fees increased $634 thousand, or 32%, for the comparable period.
Non-interest Expense
Non-interest expense totaled $13.1 million for the quarter ended September 30, 2005, increasing $881 thousand, or 7.2%, over the same period of 2004. Year-to-date non-interest expense was $38.9 million, an increase of $3.5 million, or 11%, over the same period in 2004. The increases over the third quarter and year-to-date periods in 2004 are primarily attributable to increases in salaries and benefits of $453 thousand and $2.4 million, respectively. The increases are due to increases in staffing to support added corporate services and continued branch growth and increased health benefits costs. In addition to human resource costs, year-to-date costs related to Sarbanes-Oxley compliance and audit fees have increased $332 thousand compared to 2004. All other components of non-interest expense remained relatively stable between the two periods.
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
For the third quarter of 2005, consolidated income taxes were $2.6 million compared to $914 thousand for the third quarter of 2004. For the quarters ended September 30, 2005 and 2004, the effective tax rates were 27.54% and 12.48%, respectively. For the first nine months of 2005, consolidated income taxes were $7.3 million, a 27.65% effective tax rate, compared to $4.8 million, an effective tax rate of 22.81%, for the first nine months of 2004. Effective tax rates for the 2004 periods were less than comparable current periods due to the tax benefits realized from the divestiture of the mortgage banking subsidiary.
The previously disclosed state tax audit of state income, franchise, and sales tax in one of the Company’s tax jurisdictions was recently concluded. The outcome of this audit was favorable to the Company and will result in total state income and franchise tax refunds of approximately $470 thousand, subject to the final filing of amended returns. The Company regularly evaluates the tax provision and continues to believe that it has established appropriate provisions for state income and franchise taxes.
Hurricanes Katrina, Rita, and Wilma Exposure
The Company performed an evaluation of its exposure to potential loss as a result of the devastation caused during 2005 by hurricanes Katrina, Rita, and Wilma in the states of Louisiana, Mississippi, Alabama, Texas, Florida, and other effected areas. The evaluation included the review of investment securities, loan and deposit portfolios, commitments to lend and letters of credit, and adverse interest rate movements. The evaluation disclosed no significant areas of potential loss exposure.
PART I.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At September 30, 2005, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $55.9 million, investment securities available for sale of $424.6 million, and FHLB credit availability of approximately $205.3 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in projected NII based on quarterly income simulations compared to forecasted results. In addition, the policy addresses exposure limits to changes in the Economic Value of Equity (“EVE”) according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits.
The following table summarizes the impact on NII and the EVE as of September 30, 2005, and December 31, 2004, of immediate and sustained rate shocks in the interest rate environment of plus and minus 100 basis points and plus 200 basis points from the base simulation, assuming no remedial measures are effected.

Rate Sensitivity Analysis

	September 30, 2005
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Market Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
		(Dollars in Thousands)
200	$4,236	5.6	$448	0.2
100	2,182	2.9	5,596	2.1
(100)	(3,395)	(4.5)	3,570	1.3

	December 31, 2004
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Market Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
		(Dollars in Thousands)
200	$2,768	4.0	$(6,497)	(2.5)
100	1,622	2.4	(2,495)	(1.0)
(100)	(2,770)	(4.0)	(10,114)	(3.9)
When comparing the impact of the rate shock analysis between September 30, 2005, and December 31, 2004, the changes in NII reflect relatively similar results and the impact of the balance sheet composition of assets and liabilities as the profile continues to reflect asset sensitivity. As a result, the simulation scenario in a falling rate environment depicts net interest income declining and the opposite occurs in a rising environment. The asset sensitivity is reflected in on-hand liquidity of $95.9 million (interest-bearing balances held with other banks) and in the loan portfolio which includes adjustable or variable rates on approximately 51% of the portfolio at September 30, 2005. Combined with the relatively short duration of the investment portfolio this creates an asset-sensitive position favoring a rising rate environment.
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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
     (b) Not Applicable
     (c) Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the nine months ended September 30, 2005.

				Maximum
				Number of
			Total Number of	Shares that
	Total # of	Average	Shares Purchased	May yet be
	Shares	Price Paid	as Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan
January 1-31, 2005	303	$32.63	303	281,000
February 1-28, 2005	—	—	—	281,000
March 1-31, 2005	—	—	—	281,000
April 1-30, 2005	—	—	—	281,216
May 1-31, 2005	2,000	28.12	2,000	330,080
June 1-30, 2005	2,123	29.46	2,123	328,821
July 1-31, 2005	—	—	—	331,845
August 1-31, 2005	5,000	30.50	5,000	328,169
September 1-30, 2005	491	29.44	491	327,678

Total	9,917	$29.51	9,917

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company currently holds 222,322 shares in treasury.
ITEM 3. Defaults Upon Senior Securities
     Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
ITEM 5. Other Information
     Not Applicable

Item 6. Exhibits
       (a) Exhibits

Exhibit No.	Exhibit
3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)*

10.1.1	Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan (12)*

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)*

10.3	Employment Agreement dated January 1, 2000, and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2)(6)*

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (4)*

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (4)*

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)*

10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B. W. Harvey, Sr.—October 19, 2004). (14)*

10.7	First Community Bancshares, Inc. Wrap Plan. (3)*

10.8	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (8)*

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)*

10.10	Form of Indemnification Agreement between First Community Bank, N. A., its Directors and Certain Executive Officers. (9)*

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan-Stock Award Agreement (13)*

11.0	Statement regarding computation of earnings per share. (7)

15.0	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification of Chief Executive and Chief Financial Officer Section 1350.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Incorporated by reference from the Earnings per Share footnote of the Notes to Consolidated Financial Statements included herein.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II but are not filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: November 3, 2005

/s/ John M. Mendez John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)
DATE: November 3, 2005

/s/ Robert L. Schumacher Robert L. Schumacher
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit

15	Acknowledgement of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350