Form 10-K
period 2005-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2006-03-15
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 000-19297

FIRST COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Nevada	55-0694814
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P.O. Box 989 Bluefield, Virginia	24605-0989
(Address of principal executive offices)	(Zip Code)

(276) 326-9000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005.

$384,602,389 based on the closing sales price at that date

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common Stock, $1.00 Par Value; 11,229,852 shares outstanding as of March 7, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 25, 2006, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

General

First Community Bancshares, Inc. (the “Company”) is a one-bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. (the “Bank”), a national association that conducts commercial banking operations within the states of Virginia, West Virginia, North Carolina and Tennessee. United First Mortgage, Inc., acquired in the latter part of 1999, was a wholly-owned subsidiary of the Bank and served as a wholesale and retail distribution channel for the Bank’s mortgage banking business segment. In August 2004, the Company sold 100% of its interest in the mortgage banking subsidiary. Accordingly, the Company’s financial statements have been reformatted to segregate the assets, liabilities, operations and cash flows of this “discontinued operating segment.” The required information concerning discontinued operations is set forth in Note 16 of the Consolidated Financial Statements included herein. The Bank also owns Stone Capital Management (“Stone Capital”), an investment advisory firm purchased in January 2003. The Company had total consolidated assets of approximately $1.9 billion at December 31, 2005 and conducts commercial and mortgage banking business through fifty-one full-service banking locations, ten loan production offices, and six trust and investment management offices.

Currently, the Company is a bank holding company, and the banking operations are expected to remain the principal business and major source of revenue. The Company provides a mechanism for ownership of the subsidiary banking operations, provides capital funds as required, and serves as a conduit for distribution of dividends to stockholders. The Company also considers and evaluates options for growth and expansion of the existing subsidiary banking operations. The Company currently derives substantially all of its revenues from dividends paid by its subsidiary bank. Dividend payments by the Bank are determined in relation to earnings, asset growth and capital position and are subject to certain restrictions by regulatory agencies as described more fully under Regulation and Supervision of this item.

Employees

The Company and its subsidiaries employed 716 full-time equivalent employees at December 31, 2005. Management considers employee relations to be excellent.

Regulation and Supervision

The Company is a bank holding company and, as such, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The BHC Act requires the prior approval of the Federal Reserve Board for a bank holding company to acquire or hold more than a 5% voting interest in any bank, and restricts interstate banking activities. The BHC Act allows interstate bank acquisitions anywhere in the country and interstate branching by acquisition and consolidation in those states that had not opted out by January 1, 1997.

The BHC Act restricts the Company’s nonbanking activities to those which are determined by the Federal Reserve Board to be closely related to banking. The BHC Act does not place territorial restrictions on the activities of nonbank subsidiaries of bank holding companies. The Company’s banking subsidiary is subject to limitations with respect to transactions with affiliates.

The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill and, with certain exceptions, intangibles. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. At December 31, 2005, the Company’s Tier I capital and total capital ratios were 10.54% and 11.65%, respectively.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. The Company’s leverage ratio, at December 31, 2005, was 7.77%.

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) represented a pivotal point in the history of the financial services industry. The GLB Act removed large parts of a regulatory framework that had its origins in the 1930s. Since March 2000, banks, other depository institutions, insurance companies, and securities firms have been permitted to enter into combinations that allow a single financial services organization to offer customers a more complete array of financial products and services. The GLB Act provides a new regulatory framework for financial holding companies, which have as their primary regulator the Federal Reserve Board. Functional regulation of a financial holding company’s separately regulated subsidiaries is conducted by their primary functional regulator. The GLB Act requires “satisfactory” or higher Community Reinvestment Act compliance for insured depository institutions and their financial holding companies in order for them to engage in new financial activities. The GLB Act also provides a federal right to privacy of non-public personal information of individual customers. The Company and its subsidiaries are also subject to certain state laws that deal with the use and distribution of non-public personal information.

The Bank is subject to the provisions of the National Bank Act, is under the supervision of and is subject to periodic examination by the Comptroller of the Currency (the “OCC”), and is subject to the rules and regulations of the OCC, Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“FDIC”).

The Bank is also subject to certain laws of each state in which such bank is located. Such state laws may restrict branching of banks within the state and acquisition or merger involving banks located in other states. Virginia, West Virginia, North Carolina, and Tennessee have all adopted nationwide reciprocal interstate banking.

The Federal Deposit Insurance Corporation Act, as amended (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An FDIC-insured bank will be “well capitalized” if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. A depository institution’s capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. As of December 31, 2005, the Bank had capital levels that qualify it as being “well capitalized” under such regulations.

The Bank is subject to capital requirements adopted by the OCC similar to the capital requirements for the Company. The capital ratios of the Bank are set forth in Note 13 to the Consolidated Financial Statements included herewith.

The monetary policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have a significant effect on the operating results of banks and holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. Compliance with the Patriot Act by the Company has not had a material impact on the Company’s results of operations or financial condition.

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

In response to the Sarbanes-Oxley legislation, the Board of Directors of the Company approved a series of actions to strengthen and improve its already strong corporate governance practices. Included in those actions was the adoption of a new Code of Ethics, Corporate Governance Guidelines and new charters for its Audit, Compensation, and Nominating Committees.

Website Access to Company Reports

The Company makes available free of charge on its website at www.fcbinc.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission. Investors are encouraged to access these reports and the other information about the Company’s business on its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K. The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request of its Investor Relations department at the Company’s main address, P.O. Box 989, Bluefield, VA 24605.

Forward-Looking Statements

This Annual Report on Form 10-K may include “forward-looking statements”, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the

Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company’s non-interest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement.

ITEM 1A.	RISK FACTORS.

The Company and its subsidiary business are subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

We are unable to predict actual fluctuations of market interest rates with complete accuracy. Rate fluctuations are affected by many factors, including inflation, recession, a rise in unemployment, a tightening of the money supply and domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce profits. We expect that the Company and the Bank will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, levels of prepayments and cash flows, the market value of its securities portfolio, and overall profitability.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect the Company’s ability to pay its obligations and pay dividends.

The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations of its own. The Company currently depends on the Bank’s cash and liquidity as well as dividends to pay the Company’s operating expenses and dividends to shareholders. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends and that the Company will not require dividends from the Bank to satisfy the Company’s obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Company and other factors that the OCC, the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations and the Bank is unable to pay dividends to the Company, the Company may not be able to service its obligations as they become due, including payments required to be made to the FCBI Capital Trust, a business trust subsidiary of the Company, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable loan defaults and non-performance. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of our regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. While we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect the Bank’s earnings and profitability.

The Company’s business is subject to various lending and other economic risks that could adversely impact the Company’s results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown, could hurt the Company’s business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, in particular an economic slowdown within the Company’s geographic region, could result in the following consequences, any of which could hurt the Company’s business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for the Company’s products and services may decline; and

•	collateral for loans made by the Company may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with the Company’s loans held for investment.

A downturn in the real estate market could hurt the Company’s business.

The Company’s business activities and credit exposure are concentrated in Virginia, West Virginia, North Carolina, Tennessee and the surrounding southeast region. A downturn in this regional real estate market could hurt the Company’s business because of the geographic concentration within this regional area. If there is a significant decline in real estate values, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

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

The Bank may suffer losses in its loan portfolio despite its underwriting practices.

The Bank seeks to mitigate the risks inherent in the Bank’s loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Bank believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Bank may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the Bank’s allowance for loan losses.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them.

The Company and its subsidiaries’ operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are various laws, rules and regulations that impact the Company’s operations, including, among other things, matters pertaining to corporate governance, requirements for listing and maintenance on national securities exchanges and over the counter markets, Securities and Exchange Commission (“SEC”) rules pertaining to public reporting disclosures and banking regulations governing the amount of loans that a financial institution, such as the Bank, can acquire for investment from an affiliate. In addition, the Financial Accounting Standards Board (“FASB”), made changes which require, among other things, the expensing of the costs relating to the issuance of stock options. These laws, rules and regulations, or any other laws, rules or regulations, that may be adopted in the future, could make compliance more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank and otherwise adversely affect the Company’s business, financial condition or prospects.

The Company faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by the Company and its subsidiaries, which could hurt the Company’s business.

The Company’s business operations are centered primarily in Virginia, West Virginia, North Carolina, Tennessee and the surrounding southeast region. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than the Company, may be able to offer the same loan products and services that the Company offers at more competitive rates and prices. If the Company is unable to attract and retain banking clients, the Company may be unable to continue the Bank’s loan and deposit growth and the Company’s business, financial condition and prospects may be negatively affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments as of the filing date of this 2005 Annual Report on Form 10-K.

ITEM 2.	PROPERTIES.

The Company generally owns its offices, related facilities, and unimproved real property. The principal offices of the Company are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. The Bank operates fifty-one full-service branches and ten loan production offices throughout the four-state region of Virginia, West Virginia, North Carolina and Tennessee. The Bank also provides wealth management services through two trust and investment management offices, as well as Stone Capital, an investment advisory firm, which has four offices. The Company’s banking subsidiary owns 42 of its banking offices while others are leased or are located on leased land. There are no mortgages or liens against any property of the Bank or the Company. The Bank operates 50 Automated Teller Machines (“ATM’s”).

In Virginia, the Bank operates offices in Blacksburg, Bluefield, Clintwood, Drakes Branch, Emporia, Max Meadows, Norfolk, Pound, Richlands, Richmond, Tazewell, and Wytheville. In West Virginia, the Bank operates offices in Athens, Beckley, Bluefield, Bridgeport, Buckhannon, Cowen, Craigsville, Grafton, Hinton, Linside, Man, Mullens, Oceana, Pineville, Princeton, Richwood, Rowlesburg, Summersville, and Teays Valley. In North Carolina, the Bank operates offices in Charlotte, Elkin, Hays, Mount Airy, Sparta, Taylorsville, and Winston-Salem. In Tennessee, the Bank operates offices in Fall Branch, Johnson City, Kingsport, and Piney Flats. A complete listing of all branches and ATM sites can be found on the Internet at www.fcbresource.com. Information on such website is not part of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The number of common stockholders of record on December 31, 2005 was 3,613 and outstanding shares totaled 11,251,803. The number of common stockholders is measured by the number of recordholders.

The Company’s common stock trades on the NASDAQ National Market under the symbol FCBC. On December 31, 2005, the Company’s year-end common stock price was $31.16, a 13.60% decrease from the $36.08 closing price on December 31, 2004.

Book value per common share was $17.29 at December 31, 2005, compared with $16.29 at December 31, 2004, and $15.57 at the close of 2003. The year-end market price for the Company’s common stock of $31.16 represents 180.2% of the Company’s book value as of the close of the year and reflects total market capitalization of $350.6 million. Utilizing the year-end market price and 2005 diluted earnings per share, First Community common stock closed the year trading at a price/earnings multiple of 13.4 times diluted earnings per share.

Cash dividends for 2005 totaled $1.02 per share, up $0.02 or 2.0% from the $1.00 paid in 2004. The 2005 dividends resulted in a cash yield on the year-end market value of 3.27%. Total dividends paid for the current and prior year totaled $11.5 million and $11.2 million, respectively.

The following table sets forth the high and low stock prices, book value per share, and dividends paid per share on the Company’s common stock during the periods indicated.

			Book Value
			Per Share	Cash
			(End of	Dividends
	High	Low	Period)	Per Share

2005
First Quarter	$36.21	$27.39	$16.35	$0.255
Second Quarter	33.20	26.25	16.83	0.255
Third Quarter	34.25	28.02	17.15	0.255
Fourth Quarter	33.71	27.14	17.29	0.255

				$1.02

2004
First Quarter	$32.79	$28.82	$15.83	$0.25
Second Quarter	33.00	24.42	15.28	0.25
Third Quarter	32.71	29.11	16.08	0.25
Fourth Quarter	37.67	31.37	16.29	0.25

				$1.00

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date, remains open and no plans have expired during the reporting period. No determination has been made to terminate the plan or to stop making purchases. The following table sets forth open market purchases by the Company of its equity securities during 2005. The repurchase of Company stock has the effect of increasing earnings per share. During 2005, the weighted-average increase in the number treasury shares had an insignificant impact on earnings per share.

				Maximum
			Total Number	Number of
	Total		of Shares	Shares That
	Number of	Average	Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan

January 1-31, 2005	303	$32.63	303	281,000
February 1-29, 2005	—	—	—	281,000
March 1-31, 2005	—	—	—	281,000
April 1-30, 2005	2,000	28.12	2,000	281,216
May 1-31, 2005	2,123	29.46	2,123	330,080
June 1-30, 2005	—	—	—	328,821
July 1-31, 2005	—	—	—	331,845
August 1-31, 2005	5,000	30.50	5,000	328,169
September 1-30, 2005	491	29.44	491	327,678
October 1-31, 2005	—	—	—	327,678
November 1-30, 2005	6,100	30.89	6,100	330,133
December 1-31, 2005	25,517	32.22	25,517	305,491

Total	41,534	$31.38	41,534

ITEM 6.	SELECTED FINANCIAL DATA.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2005	2004	2003	2002	2001

Balance Sheet Summary (at end of period) (in thousands)
Securities(a)	$428,554	$410,218	$473,177	$334,018	$383,657
Loans held for sale	1,274	1,194	424	865	797
Loans, net of unearned income	1,331,039	1,238,756	1,026,191	927,621	904,496
Allowance for loan losses	14,736	16,339	14,624	14,410	13,952
Assets related to discontinued operations	—	—	22,372	71,631	70,267
Total assets	1,952,483	1,830,822	1,672,727	1,524,363	1,478,235
Deposits	1,405,944	1,359,064	1,225,536	1,139,628	1,078,260
Other indebtedness	129,231	131,855	144,616	59,172	80,814
Liabilities related to discontinued operations	—	—	17,992	65,519	64,908
Total liabilities	1,757,982	1,647,589	1,497,692	1,371,901	1,345,194
Stockholders’ equity	194,501	183,233	175,035	152,462	133,041

Summary of Earnings (in thousands)
Total interest income	$109,508	$96,136	$90,641	$92,580	$89,805
Total interest expense	35,880	26,953	26,397	32,299	39,847
Provision for loan losses	3,706	2,671	3,419	4,208	5,134
Non-interest income	22,305	17,329	14,542	10,617	10,693
Non-interest expense	55,591	48,035	37,590	32,720	29,939
Income from continuing operations before income taxes	36,636	35,806	37,777	33,970	25,578
Income tax expense	10,191	9,786	11,058	9,740	7,733
Income from continuing operations	26,445	26,020	26,719	24,230	17,845
(Loss) income from discontinued operations before income taxes	(233)	(5,746)	(2,174)	798	1,958
Income tax (benefit) expense	(91)	(2,090)	(693)	309	669
(Loss) income from discontinued operations	(142)	(3,656)	(1,481)	489	1,289
Net income	26,303	22,364	25,238	24,719	19,134

Per Share Data
Basic earnings per share	$2.33	$1.99	$2.27	$2.26	$1.75
Basic earnings per common share — continuing operations	2.35	2.32	2.41	2.22	1.63
Basic (loss) earnings per common share — discontinued operations	(0.02)	(0.33)	(0.14)	0.04	0.12
Diluted earnings per common share	$2.32	$1.97	$2.25	$2.25	$1.75
Diluted earnings per common share — continuing operations	2.33	2.29	2.39	2.21	1.63
Diluted (loss) earnings per common share — discontinued operations	(0.01)	(0.32)	(0.14)	0.04	0.12
Cash dividends	$1.02	$1.00	$0.98	$0.91	$0.81
Book value at year-end	$17.29	$16.29	$15.57	$14.02	$12.17

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2005	2004	2003	2002	2001

Selected Ratios
Return on average assets	1.37%	1.24%	1.56%	1.68%	1.49%
Return on average assets — continuing	1.38%	1.45%	1.70%	1.72%	1.44%
Return on average equity	13.79%	12.53%	15.13%	17.16%	14.80%
Return on average equity — continuing	13.87%	14.58%	16.02%	16.82%	13.80%
Average equity to average assets	9.91%	9.88%	10.32%	9.79%	10.05%
Average equity to average assets — continuing	9.91%	9.96%	10.64%	10.22%	10.42%
Dividend payout	43.78%	50.25%	43.17%	40.16%	46.23%
Risk based capital to risk adjusted assets	11.65%	12.09%	14.55%	13.33%	12.10%
Leverage ratio	7.77%	7.62%	8.83%	8.10%	7.93%

(a)	The 2001-2004 periods reflect the reclassification of Federal Reserve Bank and Federal Home Loan Bank stock from Securities Available for Sale to Other Assets, consistent with the 2005 presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Executive Overview

First Community Bancshares, Inc. is a bank holding company which provides commercial banking services and has positioned itself as a regional community bank and a financial services alternative to larger banks which often provide less emphasis on personal relationships, and smaller community banks which lack the capital and resources to efficiently serve customer needs. The Company has focused its growth efforts on building financial partnerships and more enduring and complete relationships with businesses and individuals through a very personal approach to banking and financial services. The Company and its operations are guided by a strategic plan which includes growth through acquisitions and through office expansion in new market areas including strategically identified metro markets in Virginia, West Virginia, North Carolina and Tennessee. While the Company’s mission remains that of a community bank, management believes that entry into new markets will accelerate the Company’s growth rate by diversifying the demographics of its customer base and customer prospects and by generally increasing its sales and service network.

Despite strong competition, the Company has succeeded in establishing new offices in seven new market areas including four new loan production offices in the last year and three new full service offices since the second quarter of 2003. The Company has also completed two bank acquisitions and one wealth management acquisition since January 2003 and has grown total assets by 17% over the last two years and 32% over the last four years. The Company continues its pursuit of community banking partners and is progressing with plans for new offices within its established target markets. Additional details regarding recent acquisitions and expansion are included under the heading Recent Acquisitions and Branching Activity.

Economy

Throughout 2005, short-term market interest rates increased significantly, while long-term market rates remained largely unchanged. Those changes have resulted in a flat interest rate curve, an environment that has led to compression of net interest margins.

The local economies in which the Company operates are diverse and cover the majority portion of a four state region. West Virginia and Southwest Virginia continue to benefit from increasing crude oil prices. These economies have significant exposure to extractive industries, such as coal and natural gas, which become more active and lucrative when oil prices rise. The local economies in the central portion of North Carolina have suffered in recent years due to foreign competition in both furniture and textiles as well as consolidation in the financial services industry. Despite these detractions, the economies in this region continue to benefit from strong real estate development, good commercial occupancy rates and national companies relocating and expanding in the Triad and Central Piedmont areas. The Eastern Virginia local economies are experiencing strong growth in residential and commercial development as those areas continue to benefit from a wide array of corporate activities and relocations.

Competitive Focus

As the Company competes for increased market share and growth in both loans and deposits it continues to encounter strong competition from many sources. Bank expansion through de novo branches and Loan Production Offices has grown in popularity as a means of reaching out to new markets. Many of the markets targeted by the Company are also being entered by other banks in nearby markets and, in some cases, from more distant markets. Despite strong competition from other banks, credit unions and mortgage companies, the Company has seen success in newly established offices in Winston-Salem as well as other markets in both Virginia and North Carolina. The Company attributes this measure of success to its recruitment of local, established bankers and loan personnel in those targeted markets. Competitive forces do impact the Company through pressure on interest yields, product fees and loan structure and terms; however, the Company has countered these pressures with its relationship style and pricing and a disciplined approach to loan underwriting.

Application of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and consolidated results of operations.

Estimates, assumptions, and judgments are necessary principally when assets and liabilities are required to be recorded at estimated fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third party sources, when available. When third party information is not available, valuation adjustments are estimated by management primarily through the use of internal modeling techniques and appraisal estimates.

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The following is a summary of the Company’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified i.) the determination of the allowance for loan losses, ii.) accounting for acquisitions and intangible assets, and iii.) accounting for income taxes as the accounting areas that require the most subjective or complex judgments. Derivatives hedging practices were previously included, but were eliminated in August 2004 in connection with the disposition of the Company’s mortgage banking subsidiary.

Allowance for Loan Losses

The allowance for loan losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. In June 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related commitments, which is included in other liabilities. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, the opinions of the Company’s regulators, changes in the size and composition of the loan portfolio and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry, and economic conditions affecting specific geographic areas in which the Company conducts business.

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

This risk management evaluation is applied at both the portfolio level and the individual loan level for commercial loans and credit relationships while the level of consumer and residential mortgage loan allowance is determined primarily on a total portfolio level based on a review of historical loss percentages and other qualitative factors including concentrations, industry specific factors and economic conditions. The commercial portfolio requires more specific analysis of individually significant loans and the borrower’s underlying cash flow, business conditions, capacity for debt repayment and the valuation of secondary sources of payment, such as collateral. This analysis may result in specifically identified weaknesses and corresponding specific impairment allowances.

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

Acquisitions and Intangible Assets

The Company may, from time to time, engage in business combinations with other companies. The acquisition of a business is generally accounted for under purchase accounting rules promulgated by the FASB. Purchase accounting requires the recording of underlying assets and liabilities of the entity acquired at their fair market value. Any excess of the purchase price of the business over the net assets acquired and any identified intangibles is recorded as goodwill. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisal by qualified independent parties for relevant asset and liability categories. Financial assets and liabilities are typically valued using discount models which apply current discount rates to streams of cash flow. All of these valuation methods require the use of assumptions which can result in alternate valuations and varying levels of goodwill and, in some cases, amortization expense or accretion income.

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

Income Taxes

The establishment of provisions for federal and state income taxes is a complex area of accounting which also involves the use of judgments and estimates in applying relevant tax statutes. The Company operates in multiple state tax jurisdictions and this requires the appropriate allocation of income and expense to each state based on a variety of apportionment or allocation bases. Management strives to keep abreast of changes in tax law and the issuance of regulations which may impact tax reporting and provisions for income tax expense. The Company is also subject to audit by federal and state tax authorities. Results of these audits may produce indicated liabilities which differ from Company estimates and provisions. The Company continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of possible exposure based on current facts and circumstances. The Company recently completed a state tax audit. The results of that audit are discussed under the heading “Results of Operations — Income Tax Expense.”

Recent Acquisitions and Branching Activity

On December 2, 2005, the Company completed the sale of its Clifton Forge, Virginia, branch location to Sonabank, N. A. The sale included deposits and repurchase agreements totaling approximately $45 million and loans of approximately $7 million. The transaction resulted in an approximate $4.4 million pre-tax gain on sale.

The Company has plans to open five de novo branches, convert three loan production offices to full service locations, and open two new loan production offices in 2006 and 2007. Most of these locations will be in the Richmond, Virginia and Winston-Salem, North Carolina metropolitan areas.

The following schedule details branch and loan production office openings since January 1, 2004.

Quarter Opened	Location	Type

Q1 2004	Mount Airy, North Carolina	Loan Production Office
Q1 2004	Charlotte, North Carolina	Loan Production Office
Q1 2004	Piney Flats, Tennessee	Full Service Branch
Q2 2004	Blacksburg, Virginia	Loan Production Office
Q2 2004	Norfolk, Virginia	Loan Production Office
Q4 2004	Princeton, West Virginia	Full Service Branch
Q2 2005	Clarksburg, West Virginia	Loan Production Office
Q3 2005	Charleston, West Virginia	Loan Production Office
Q4 2005	Roanoke, Virginia	Loan Production Office
Q4 2005	Kernersville, North Carolina	Loan Production Office

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

RESULTS OF OPERATIONS

2005 COMPARED TO 2004

Net income for 2005 was $26.3 million, up $3.9 million from $22.4 million in 2004. Basic and diluted earnings per share for 2005 were $2.33 and $2.32, respectively, compared to basic and diluted earnings per share of $1.99 and $1.97, respectively, in 2004.

The Company’s key profitability ratios are return on average assets (net income as a percentage of average assets) and return on average equity (net income as a percentage of average common shareholder’s equity). Returns on average assets for the last two years were 1.37% and 1.24%. The returns on average equity for the last two years were 13.79% and 12.53%. The Company continues to compare favorably to national peer returns of 1.16% and 13.51%, respectively, based on the September 2005 Bank Holding Company Performance Report.

Net Interest Income

The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable (see the table titled Average Balance Sheets and Net Interest Income Analysis).

Net interest income was $73.6 million for 2005, compared to $69.2 million for 2004. Tax-equivalent net interest income totaled $77.7 million for 2005, an increase of $4.8 million from the $72.9 million reported for 2004. The increase reflects a $6.3 million increase due to increased volume, which was partially offset by a $1.5 million decrease due to rate changes on the underlying assets and liabilities.

During 2005, average earning assets increased $118.3 million while average interest-bearing liabilities increased $100.5 million over the comparable period. The yield on average earning assets increased 37 basis points to 6.42% from 6.05% for 2004. The rate earned on assets was positively impacted by the continued increases in short-term market interest rates throughout 2005.

Total cost of average interest-bearing liabilities increased 47 basis points during 2005, as such liabilities were also affected by increases in short-term market interest rates. The net result was a decrease of 10 basis points to net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities. 2005 spread was 4.01% compared to 4.11% for the same period last year. The Company’s tax-equivalent net interest margin of 4.39% for 2005 was essentially unchanged with a small decrease of 2 basis points from 4.41% in 2004.

The largest contributor to the increase in the yield on average earning assets in 2005, on a volume-weighted basis, was the $142.9 million increase in loans held for investment. The loan portfolio contributed approximately $13.1 million to the change in interest income, while the portfolio’s average yield increased 28 basis points from the prior year to 6.91%. The yield on variable-rate loans tied to prime and other indices increased in response to the recent increases in short-term interest rates.

During 2005, the tax-equivalent yield on securities available for sale increased 36 basis points to 4.98% while the average balance decreased by $17.0 million. Although the total portfolio decreased through the period, the average tax-equivalent yield increased due to the addition of higher-rate securities and the sale of lower-rate securities. Funds received from the paydowns, maturities, calls, and sales of investment securities helped fund loan growth.

Average interest-bearing balances with banks remained steady during 2005, while the yield increased 154 basis points to 3.36%. The yield on those balances is directly correlated to the increases in the target federal funds rate which occurred throughout the year.

The Company attempts to control the cost of deposited funds in relation to the prevailing economic climate and competitive forces. The Company achieves its balance sheet management goals through its Asset/Liability Management Committee. Throughout 2005, the pressures of increasing short-term interest rates resulted in an increase of 40 basis points in the average cost of interest-bearing deposits. The average rate paid on interest-bearing demand deposits remained consistent, while the average rate paid on savings, which includes money market and passbook accounts, increased 32 basis points. The Company was successful in keeping rates paid on interest-bearing checking accounts relatively stable and increased money market account rates to remain competitive. Average time deposits increased $46.2 million while the average rate paid increased 48 basis points to 2.92%. During the first quarter, the Company ran a successful certificate of deposit campaign, which generated market-rate deposits centered mostly in the Richmond and Winston-Salem markets. The level of average non-interest-bearing demand deposits increased $16.0 million to $228.8 million compared to the prior year.

Average federal funds purchased and repurchase agreements increased $19.3 million due mostly to increases in the balances of customer repurchase agreements. The average rate paid on those funds also increased, as they are closely tied to the target federal funds rate. Average Federal Home Loan Bank (“FHLB”) advances increased $29.5 million as the Company borrowed $75 million through the year. Interest paid on those borrowings increased 19 basis points as interest rates were increasing on adjustable-rate borrowings. Other borrowings remained steady, but the rate paid increased 198 points because the majority of such borrowings consist of the Company’s trust preferred borrowings, which are tied to LIBOR.

Average Balance Sheets and Net Interest Income Analysis

	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
	(Dollars in thousands)

Earning Assets:
Loans Held for Investment:(2)
Taxable	$1,299,328	$89,788	6.91%	$1,154,166	$76,519	6.63%	$971,402	$70,185	7.23%
Tax-Exempt	2,692	177	6.58%	4,965	297	5.98%	5,252	380	7.24%

Total	1,302,020	89,965	6.91%	1,159,131	76,816	6.63%	976,654	70,565	7.23%
Securities Available for Sale:(5)
Taxable	262,715	11,062	4.21%	313,033	12,094	3.86%	312,834	13,083	4.18%
Tax-Exempt	144,242	9,193	6.37%	110,904	7,474	6.74%	94,910	6,750	7.11%

Total	406,957	20,255	4.98%	423,937	19,568	4.62%	407,744	19,833	4.86%
Held to Maturity Securities:
Taxable	399	15	3.76%	419	25	5.97%	598	33	5.52%
Tax-Exempt	28,336	2,269	8.01%	35,535	2,853	8.03%	39,083	3,231	8.27%

Total	28,735	2,284	7.95%	35,954	2,878	8.00%	39,681	3,264	8.23%
Interest-Bearing Deposits with Banks	32,100	1,077	3.36%	32,430	591	1.82%	39,062	595	1.52%
Federal Funds Sold	—	—		60	1	1.67%	711	9	1.27%

Total Earning Assets	1,769,812	$113,581	6.42%	1,651,512	$99,854	6.05%	1,463,852	$94,266	6.44%
Other Assets	153,410			140,379			103,520
Assets Related to Discontinued Operations	—			14,950			49,780

Total	$1,923,222			$1,806,841			$1,617,152

	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
	(Dollars in thousands)

Interest-Bearing Liabilities:
Demand Deposits	$152,774	$401	0.26%	$149,502	$366	0.24%	$129,072	$373	0.29%
Savings Deposits	368,339	4,309	1.17%	366,074	3,112	0.85%	279,972	2,185	0.78%
Time Deposits	661,498	19,321	2.92%	615,346	15,001	2.44%	610,201	17,392	2.85%
Federal Funds Purchased and Repurchase Agreements	128,551	2,782	2.16%	109,223	1,405	1.29%	100,817	1,599	1.59%
FHLB Borrowings and other long-term debt	177,832	9,068	5.10%	148,384	7,070	4.76%	93,032	4,848	5.21%

Total Interest-bearing Liabilities	1,488,994	35,881	2.41%	1,388,529	26,954	1.94%	1,213,094	26,397	2.18%
Demand Deposits	228,781			212,777			178,961
Other Liabilities	14,772			13,980			14,609
Liabilities Related to Discontinued Operations	—			13,113			43,676
Stockholders’ Equity	190,675			178,442			166,812

Total	$1,923,222			$1,806,841			$1,617,152

Net Interest Income		$77,700			$72,900			$67,869

Net Interest Rate Spread(3)			4.01%			4.11%			4.26%

Net Interest Margin(4)			4.39%			4.41%			4.64%

(1)	Fully Taxable Equivalent at the rate of 35%. (see tax equivalent adjustment table below)

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

(5)	FHLB and FRB stock are included in securities available for sale as they are earning assets.

The following table recaps the adjustments incorporated when converting net interest earnings to a tax-equivalent basis:

	2005	2004	2003
	(Amounts in thousands)

Loans — tax exempt	$62	$103	$133
Securities available for sale — tax exempt	3,216	2,616	2,362
Securities held to maturity — tax exempt	794	999	1,131

Rate and Volume Analysis of Interest

The following table summarizes the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in their interest rates. In this analysis, the change in interest due to both rate and volume has been allocated to the volume and rate columns in proportion to absolute dollar amounts. This table will assist you in understanding the changes in the Company’s principal source of revenue, net interest income. The principal themes or trends which are evident in this table include:

•	The increase in net interest income in 2005 was due largely to increases in earning assets resulting from growth seen in both the consumer and commercial loan portfolios.

•	Increases in both rates earned on assets and paid on liabilities due to increases in benchmark short-term interest rates.

•	In 2005, margin compressed slightly as increases to the rates paid on money market accounts and certificates of deposit outpaced increases in the rates received on loans.

•	The significant volume increase in 2004 was due in part to the PCB acquisition.

	2005 Compared to 2004			2004 Compared to 2003
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)

Interest Earned On(1):
Loans	$9,782	$3,367	$13,149	$12,428	$(6,177)	$6,251
Securities available for sale	87	600	687	1,100	(1,365)	(265)
Securities held to maturity	(578)	(16)	(594)	(297)	(89)	(386)
Interest-bearing deposits with other banks	(6)	492	486	(110)	106	(4)
Federal funds sold	(1)	—	(1)	(10)	2	(8)

Total interest-earning assets	9,284	4,443	13,727	13,111	(7,523)	5,588

Interest Paid On:
Demand deposits	8	27	35	54	(61)	(7)
Savings deposits	19	1,178	1,197	718	209	927
Time deposits	1,186	3,134	4,320	145	(2,537)	(2,392)
Federal funds purchased and repurchase agreements	284	1,093	1,377	126	(320)	(194)
FHLB borrowings	1,443	248	1,691	2,121	(473)	1,648
Other long-term debt	—	307	307	562	13	575

Total interest-bearing liabilities	2,940	5,987	8,927	3,726	(3,169)	557

Change in net interest income	$6,344	$(1,544)	$4,800	$9,385	$(4,354)	$5,031

(1)	Fully taxable equivalent using a rate of 35%.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2005 was $3.7 million, an increase of $1.0 million when compared to the year ended December 31, 2004. The increase in loan loss provision between the periods is primarily attributable to new or increased specific allocations, increased commercial and residential real estate loan volume, and changes in various qualitative risk factors. Net charge-offs for 2005 and 2004 were $4.9 million and $2.7 million, respectively. Expressed as a percentage of average loans, net charge-offs increased from 0.24% for 2004, to 0.38% for 2005. The Company experienced a loss from a previously disclosed credit to a hospitality concern, which accounted for a large portion of the increase in net charge-offs in 2005. During 2005, the $4.4 million loan was charged down to its net realizable value of $2.2 million. The note was sold to a third party and the final net loss to the Company was $1.5 million.

Non-interest Income

Details of non-interest income are summarized in the following table:

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Wealth management income	$2,956	$2,489	$2,159
Service charges on deposit accounts	10,095	9,122	8,071
Other service charges, commissions and fees	2,785	2,239	2,013
Other operating income	5,716	1,875	1,101
Net gains on sale of securities	753	1,604	1,198

Total	$22,305	$17,329	$14,542

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income from continuing operations for 2005 was $22.3 million compared to $17.3 million in the same period of 2004. Wealth management income, which includes fees for trust services and commission and fee income generated by Stone Capital, increased $467 thousand in 2005, or 18.8%, compared to 2004 as a result of the Company’s continued focus on growth. Stone Capital has expanded its retail asset management services through the addition of two investment advisors and the licensing of a number of investment associates within the bank branches.

Service charges on deposit accounts increased $973 thousand, or 10.7%, while other service charges, commissions and fees reflected gains of $546 thousand, or 24.4%. Other service charges, commissions and fees increased largely because of ATM usage fees on foreign cards of $1.4 million and official check commissions of $256 thousand.

Other operating income includes $4.4 million in gain from the sale of the Clifton Forge, Virginia, branch location. The remaining components of other operating income decreased $525 thousand compared to 2004. 2005 included securities gains of $753 thousand, which were $851 thousand less than those recognized in 2004.

Non-interest Expense

Total non-interest expense from continuing operations was $55.6 million, an increase of $7.6 million for 2005 over 2004. The single largest item contributing to the increase was the $3.8 million prepayment penalty incurred in connection with the early termination of $77.0 million of FHLB advances in late December. Salaries and benefits increased approximately $2.8 million due to increases in staffing to support added corporate services, continued branch and loan production office growth, and increased health benefits costs.

Occupancy and furniture and equipment expenses increased $344 thousand and $447 thousand, respectively, compared to 2004. The general level of occupancy and furniture and equipment costs in 2005 grew largely as a result of increases in depreciation and insurance costs associated with de novo branches and depreciation associated with continued investment in operating equipment and technology infrastructure.

All other operating expense accounts increased $100 thousand in 2005 compared to 2004. The most significant item within the increase in other operating expense was the increase in audit fees, which increased over $335 thousand year-over-year.

The Company uses a traditional efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes this traditional ratio better focuses attention on the core operating performance of the Company over time than does a GAAP-based ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the traditional efficiency ratio used by the Company may not be comparable to GAAP or non-GAAP efficiency ratios reported by other financial institutions.

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

The traditional, non-GAAP efficiency ratios for continuing operations for 2005, 2004, and 2003 were 53.9%, 53.2%, and 45.2%, respectively. Increases in the current year is reflective of the higher direct costs associated with the new offices in 2005 and 2004 and added corporate overhead required to support Company expansion. The following table details the components used in calculation of the efficiency ratios.

GAAP based and Traditional Efficiency Ratios

	2005	2004	2003
	(Dollars in thousands)

Non-interest expenses — GAAP based	$55,591	$48,035	$37,590
Net interest income plus non-interest income — GAAP based	99,933	86,512	$78,786
Efficiency ratio — GAAP based	57.95%	55.52%	47.71%
Non-interest expenses — GAAP based	$55,591	$48,035	$37,590
Less non-GAAP adjustments:
Foreclosed property expense	(288)	(500)	(602)
Amortization of intangibles	(435)	(399)	(243)
Prepayment penalties on FHLB advances	(3,794)	—	—

Non-interest expenses — traditional ratio	51,074	47,136	36,745
Net interest income plus non-interest income — GAAP based	95,933	86,512	78,786
Plus non-GAAP adjustments:
Tax-equivalency	4,072	3,719	3,626
Less non-GAAP adjustments:
Security gains	(753)	(1,604)	(1,198)
Branch sale gains	(4,366)	—	—

	94,886	88,627	81,214
Efficiency Ratio — traditional	53.83%	53.18%	45.24%

Equity-based Compensation

On January 1, 2006, the Company adopted the equity-based compensation accounting provisions of Statement of Financial Accounting Standards (“SFAS”) 123R. Through December 31, 2005, the Company accounted for equity-based compensation under APB Opinion No. 25, using the intrinsic-value model. Under Opinion No. 25, the Company recognized no compensation expense related to stock options granted, and provided pro-forma disclosures of the effects of accounting for stock options under the fair value model. The Company has selected the modified prospective method of transition. Management expects the adoption of the new equity-based compensation accounting standard to result in increased compensation expense. The total compensation cost related to nonvested stock option awards that management expects to recognize is approximately $721 thousand. The weighted average period over which that compensation cost is expected to be recognized is 1.9 years. Future awards of stock options will increase the amount of compensation expense to be recognized under SFAS 123R.

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

Consolidated income taxes for 2005 were $10.1 million, a 27.7% effective tax rate, compared to $7.7 million, an effective tax rate of 25.6%, for 2004. The effective tax rate for the 2004 was less than 2005 due to the tax benefits realized from the divestiture of the mortgage banking subsidiary. Specifically, the non-deductible impairment charges recognized in 2003 and the first two quarters of 2004 reduced the book carrying basis of the investment in the mortgage subsidiary and resulted in a permanent difference during the third quarter of 2004 upon sale of the entity. This difference reduced the 2004 effective tax rate to 25.6% and is the primary cause of the increase in the effective tax rate when comparing 2004 to 2005.

The previously disclosed state tax audit of state income, franchise, and sales tax in one of the Company’s tax jurisdictions was concluded during the fourth quarter of 2005. The outcome of this audit was favorable to the Company and resulted in total state income and franchise tax refunds of approximately $473 thousand. During the fourth quarter the company submitted the required claims of refund to the state. The Company anticipates receiving these refunds during the first quarter of 2006.

2004 COMPARED TO 2003

Net income for 2004 was $22.4 million, down $2.8 million from $25.2 million in 2003. Basic and diluted earnings per share for 2004 were $1.99 and $1.97, respectively, compared to basic and diluted earnings per share of $2.27 and $2.25, respectively, in 2003.

The Company’s key profitability ratios are return on average assets (net income as a percentage of average assets) and return on average equity (net income as a percentage of average common shareholder’s equity). Return on average assets for 2004 and 2003 were 1.24% and 1.56%, respectively. The return on average equity for those years were 12.53% and 15.13%, respectively. The returns compare with national peer returns of 1.20% and 14.00%, respectively, based on the September 2004 Bank Holding Company Performance Report.

Net Interest Income

Net interest income from continuing operations was $69.2 million for the year ended December 31, 2004 compared to $64.2 million for the corresponding period in 2003. Tax equivalent net interest income totaled $72.9 million for 2004, an increase of $5.0 million from the $67.9 million reported in 2003. This $5.0 million increase includes a $9.5 million increase due to an increase in earning assets, which were added to the portfolio at declining replacement rates. This increase was partially offset by a net $4.4 million reduction due to rate changes on the underlying assets and liabilities as asset yields fell in the declining rate environment. Average earning assets increased $187.7 million while average interest-bearing liabilities increased $175.4 million. The yield on average earning assets decreased 39 basis points from 6.44% for the year ended December 31, 2003 to 6.05% for the year ended December 31, 2004. This decrease was accompanied by a 24 basis point decline in the cost of funds during the same periods. As a result, the net interest rate spread at December 31, 2004 was lower at 4.11% compared to 4.26% for the same period last year. The Company’s tax equivalent net interest margin of 4.41% for the year ended December 31, 2004 decreased 23 basis points from 4.64% in 2003.

The largest contributor to the decrease in the yield on average earning assets in 2004, on a volume-weighted basis, was the decrease in the overall tax equivalent yield on loans held for investment of 60 basis points from the prior year to 6.63%, as loans repriced downward in response to the declining rate environment of the preceding year and continued low rates in the first half of 2004. The average balance of loans increased $182.5 million, largely due to the PCB acquisition in Tennessee and expansion offices in North Carolina. The decline in asset yield is attributable to the recent interest rate environment which created refinancing or repricing incentives for fixed-rate borrowers to lower their borrowing costs. Strong competition for commercial loans also held loan yields lower in 2004.

During 2004, the taxable equivalent yield on securities available for sale decreased 24 basis points to 4.62% while the average balance increased by $16.2 million. Consistent with the current rate environment, the Company and the securities industry as a whole have experienced rapid turnover in securities as higher yielding securities are either called or prepaid as refinancing opportunities arise. The increasing average security balance is the result of continued reinvestment of available funds. The average balance of investment securities held to maturity decreased $3.7 million, while the average yield decreased 23 basis points to 8.00%. Securities held to maturity are largely comprised of tax-free municipal securities. Compared to 2003, average interest-bearing balances with banks decreased $6.6 million between 2003 and 2004, while the yield increased 30 basis points to 1.82%.

The average cost of interest-bearing liabilities decreased by 24 basis points from 2.18% in 2003 to 1.94% in 2004 while the average volume of interest-bearing liabilities increased $175.4 million.

Compared to 2003, the average balance of FHLB and other short-term convertible and callable borrowings increased in 2004 by $58.6 million to $240.6 million while the average rate decreased 3 basis points to 3.15%, the result of the addition of balances acquired with the CommonWealth and PCB acquisitions, the addition of new advances at lower rates partially offset by the maturity of a $25 million FHLB advance in December 2004. The average balance of all other borrowings increased $5.1 million in 2004 compared to 2003; the result of the issuance of $15 million in subordinated debentures late in the third quarter of 2003, while the rate paid decreased 30 basis points.

In addition, the average balances of interest-bearing demand and savings deposits increased $20.4 million and $86.1 million, respectively. The average rate paid on demand deposits decreased by 5 basis points while the average rate paid on savings increased by 7 basis points (the result of higher rates paid by PCB on certain money market accounts). Average time deposits increased $5.1 million while the average rate paid decreased 41 basis points from 2.85% in 2003 to 2.44% in 2004. The level of average non-interest-bearing demand deposits increased $33.8 million to $212.8 million at December 31, 2004 compared to 2003. Average interest-bearing deposits and non-interest bearing demand deposits for CommonWealth Bank, which was acquired in June 2003, totaled $66.1 million and $25.1 million, respectively in 2004 and $35.9 million and $18.1 million, respectively in 2003. Included in the 2004 average balances related to the PCB acquisition were interest-bearing and non-interest bearing deposits of $97.7 million and $14.2 million at December 31, 2004.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2004 decreased $748 thousand compared to the year ended December 31, 2003. The provision for loan losses was $2.7 million in 2004 and $3.4 million in 2003. Net charge-offs for 2004 and 2003 were $2.7 million and $4.8 million, respectively. Expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.49% for 2003, to 0.24% for 2004.

Non-interest Income

Total non-interest income increased approximately $2.8 million, or 19.2%, from $14.5 million for the year ended December 31, 2003 to $17.3 million for the corresponding period in 2004. Service charges on deposit accounts increased $1.1 million or 13.0% while other service charges, commissions and fees reflected gains of $226 thousand or 11.2%. Other operating income improved 70.3%, or $774 thousand, in 2004.

During 2004, the Company realized a gain on sale of securities of approximately $1.6 million due largely to the sale of $25.0 million of corporate bonds held in the Company’s available for sale investment portfolio, the market value of which had declined in step with the flattening of the Treasury yield curve. The proceeds from the sale of these securities in the second quarter of 2004 provided sufficient liquidity to pay-off overnight borrowings and assisted the Company in funding increased loan demand. These gains, along with smaller gains on securities called, compared to those of the same period of 2003 reflect a year over year increase of $406 thousand.

Wealth management revenues, which include fees for trust services, increased $330 thousand in 2004 versus 2003. The increase in fiduciary revenues in 2004 relates to both account and asset growth within the trust division which came under new management in early 2004. The increase in revenues includes an increase of $106 thousand in mutual fund shareholder service fees which were previously retained by an outsourced investment advisor and increased estate fees of $52 thousand. Stone Capital asset management fees grew from $371 thousand in 2003 to $531 thousand in 2004. This growth reflects the initial stages of expansion of the retail asset management services under Stone Capital and its addition of investment advisors and the licensing of a number of investment associates within the bank branches.

Non-interest Expense

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

The $6.0 million increase in salaries and benefits includes the addition of CommonWealth Bank in June 2003 ($1.0 million), the acquisition of PCB in the second quarter of 2004 ($1.9 million), the salaries and benefits associated with three North Carolina de novo branches opened in late 2003 and the opening of two new North Carolina loan production offices in the first quarter of 2004 ($1.2 million), and three new loan production offices in Virginia and West Virginia ($230 thousand), as well as a general increase in salaries and benefits as staffing needs at several locations were satisfied in order to support added corporate services and continued branch growth.

Occupancy and furniture and equipment expenses increased $647 thousand and $878 thousand, respectively, compared to 2003 for a total of $1.5 million. The general level of occupancy and furniture and equipment costs grew largely as a result of the CommonWealth acquisition ($156 thousand), the PCB Bancorp acquisition ($477 thousand), increases in depreciation and insurance costs associated with new de novo branches ($210 thousand) and depreciation associated with continued investment in operating equipment and technology infrastructure.

All other operating expense accounts increased $2.8 million in 2004 compared to 2003. Significant increases were related to the additional costs associated with the opening of three new branches in Winston-Salem and two loan production offices in Charlotte and Mount Airy, North Carolina ($119 thousand), the opening of three loan production offices in Virginia and West Virginia ($68 thousand), the acquisition of CommonWealth in Richmond, Virginia ($263 thousand) and the Tennessee acquisition of PCB Bancorp ($616 thousand). Other operational and data processing expenses also increased as a result of the acquisition and branching activity, such as correspondent bank fees, insurance, courier and OCC assessments.

The efficiency ratios for continuing operations for 2004 and 2003 were 53.2% and 45.2%, respectively. Increases in the current year is reflective of the higher direct costs associated with the acquisitions and new offices in 2003 and 2004 and added corporate overhead required to support Company expansion.

Income Tax Expense

Consolidated income taxes were $7.7 million for 2004, a 25.6% effective tax rate, compared with $10.3 million, an effective tax rate of 29.1% in 2003. During 2004, the Company sold its mortgage subsidiary. Prior to the disposition of the mortgage subsidiary the Company recognized goodwill impairment expense in 2003 and the first two quarters of 2004. Because the goodwill impairment charges were not deductible, they increased the effective tax rate for 2003 and for the first two quarters of 2004. The impairment charges did, however, reduce the book carrying basis of the mortgage subsidiary which resulted in a tax benefit of $950 thousand at the time of sale. This difference reduced the combined effective tax rate for 2004 to 25.6% from 29.1% in 2003.

FINANCIAL POSITION

Securities Available for Sale

Securities available for sale were $404.4 million at December 31, 2005, compared to $376.0 million at December 31, 2004, an increase of $28.4 million.

The Company attempts to maintain an acceptable level of interest rate risk within its securities portfolio. At December 31, 2005, the average life and duration of the portfolio were 7.0 years and 5.4, respectively. Average life and duration were somewhat higher than December 31, 2004, at 4.0 years and 3.5, respectively. However, the Company has been shifting towards more floating-rate securities. At December 31, 2005, 22% of the portfolio was floating-rate, compared to 16% at December 31, 2004.

Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. A decline in value that is considered to be other-than-temporary would be recorded as a loss within non-interest income in the Consolidated Statements of Income. At December 31, 2005, the combined depreciation in value of the individual securities in an unrealized loss position for more than 12 months was less than 1% of the combined reported value of the aggregate securities portfolio. Management does not believe any unrealized loss, individually or in the aggregate, as of December 31, 2005, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuer.

The following table details amortized cost and fair value of securities available for sale December 31, 2005, 2004, and 2003.

	December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

U.S. Government agency securities	$92,739	$91,424	$46,541	$45,946	$72,856	$72,259
States and political subdivisions	151,118	152,168	142,882	145,146	100,708	103,051
Corporate Notes	61,466	61,274	37,589	38,129	66,021	69,656

	305,323	304,866	227,012	229,221	239,585	244,966
Mortgage-backed securities	94,954	92,994	142,427	142,979	184,773	186,723
Equities	5,390	6,521	2,626	3,797	2,517	3,468

Total	$405,667	$404,381	$372,065	$375,997	$426,875	$435,157

Securities Held to Maturity

Investment securities held to maturity are comprised primarily of high-grade state and municipal bonds. These securities generally carry AAA bond ratings, most of which also carry credit enhancement insurance by major insurers of investment obligations. The portfolio totaled $24.2 million at December 31, 2005 compared to $34.2 million at December 31, 2004. This decrease is reflective of continuing paydowns, maturities and calls within the portfolio. The market value of investment securities held to maturity was 102.9% and 104.1% of book value at December 31, 2005 and 2004, respectively. Recent trends in interest rates have had little effect on the portfolio market value since December 31, 2004, due to its larger percentage of municipal securities which display less price sensitivity to rate changes.

The average final maturity of the held to maturity investment portfolio decreased from 7.4 years in 2004 to 5.3 years in 2005 with the tax-equivalent yield decreasing from 8.00% at year-end 2004 to 7.95% at the close of 2005. The average maturity of the investment portfolio, based on market assumptions for prepayment, is 1.6 years and 1.91 years at December 2005 and 2004, respectively. The average maturity data differs from final maturity data because of the use of assumptions as to anticipated prepayments.

The following table details amortized cost and fair value of securities held to maturity at December 31, 2003.

	December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

States and political subdivisions	$23,781	$24,486	$33,814	$35,202	$37,521	$39,557
Corporate Notes	375	374	375	375	375	375

	24,156	24,860	34,189	35,577	37,896	39,932
Mortgage-backed securities	17	17	32	33	124	128

Total	$24,173	$24,877	$34,221	$35,610	$38,020	$40,060

Loans Held for Sale

To mitigate interest rate risk, the Company sells most of the long-term, fixed-rate mortgage loans it originates in the secondary market. At December 31, 2005, the Company held $1.3 million of loans for sale to the secondary market. The gross notional amount of outstanding commitments to originate mortgage loans for customers at December 31, 2005, was $9.2 million on 53 loans.

Loans Held for Investment

Total loans held for investment increased $92.3 million to $1.33 billion at December 31, 2005, from $1.24 billion at December 31, 2004 as a result of increased loan production and contributions by new loan production offices. Average loan to deposit ratio increased to 92.3% at December 31, 2005, compared with 86.3% at December 31, 2004. 2005 average loans held for investment of $1.30 billion increased $142.9 million when compared to the average for 2004 of $1.16 billion. The increase in average loans reflects the impact of the acquisition of PCB on March 31, 2004 and growth through the Company’s de novo and loan production office expansion efforts, along with the existing branches.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition at year-end 2001 through 2005.

Loan Portfolio Summary

	December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands)

Commercial, Financial and Agricultural	$110,211	$99,302	$69,395	$74,186	$96,641
Real Estate — Commercial	464,510	453,899	317,421	285,847	259,717
Real Estate — Construction	143,976	112,705	98,510	72,275	77,402
Real Estate — Residential	504,387	457,417	421,299	364,087	332,671
Consumer	106,206	113,639	119,195	131,385	138,426
Other	1,808	2,012	992	726	961

Total	1,331,098	1,238,974	1,026,812	928,506	905,818
Less Unearned Income	59	218	621	885	1,322

	1,331,039	1,238,756	1,026,191	927,621	904,496
Less Allowance for Loan Losses	14,736	16,339	14,624	14,410	13,952

Net Loans	$1,316,303	$1,222,417	$1,011,567	$913,211	$890,544

The Company maintained no foreign loans in the periods presented.

The following table details the maturities and rate sensitivity of the Company’s loan portfolio at December 31, 2005.

Maturities and Rate Sensitivity of Loan Portfolio at December 31, 2005

	Remaining Maturities
		Over
	One Year	One to	Over
	and Less	Five Years	Five Years	Total	Percent
	(Dollars in thousands)

Commercial, Financial and Agricultural	$51,817	$54,461	$3,933	$110,211	8.28%
Real Estate — Commercial	73,225	271,105	120,180	464,510	34.90%
Real Estate — Construction	89,616	50,948	3,412	143,976	10.82%
Real Estate — Mortgage*	43,226	148,193	312,967	504,386	37.89%
Consumer*	18,289	79,820	8,039	106,148	7.97%
Other	51	1,616	141	1,808	0.14%

	$276,224	$606,143	$448,672	$1,331,039	100.00%

Rate Sensitivity:
Pre-determined Rate	$108,324	$447,653	$105,749	$661,726	49.71%
Floating or Adjustable Rate	167,900	158,490	342,923	669,313	50.29%

	$276,224	$606,143	$448,672	$1,331,039	100.00%

*	Amounts are net of $59 thousand of unearned income; $1 thousand in the Real Estate — Mortgage category and $58 thousand in Consumer.

Allowance for Loan Losses

The allowance is increased by charges to earnings in the form of provisions and by recoveries of prior charge-offs, and decreased by charge-offs. The provisions are calculated to bring the allowance to a level, which, according to a systematic process of measurement, is reflective of the required amount needed to absorb probable losses.

Management performs monthly assessments to determine the appropriate level of the allowance. Differences between actual loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria. Commercial, consumer and mortgage loan portfolios are evaluated separately for purposes of determining the loan loss portion of the allowance. The specific components of the loan allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans. Management’s allocations are based on judgment of qualitative and quantitative factors about both the macro and micro economic conditions reflected within the portfolio of loans and commitments and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturity, composition, delinquencies, and non-accruals. While management has attributed the allowance for loan losses to various portfolio segments, the allowance is available for the entire portfolio.

The allowance for loan losses was $14.7 million at December 31, 2005, compared to $16.3 million at December 31, 2004. The decrease in the allowance since December 2004 is primarily attributable to changes in various qualitative risk factors specific to the portfolio and increased charge-offs for 2005. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2005. However, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2001 through 2005.

Summary of Loan Loss Experience

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$16,339	$14,624	$14,410	$13,952	$12,303
Acquisition balances	—	1,786	1,583	395	484
Charge-offs:
Commercial, financial, agricultural and commercial real estate	5,017	1,925	3,302	2,162	1,979
Real estate — residential	385	723	686	464	720
Installment	1,534	1,526	2,133	2,243	2,181

Total Charge-offs	6,936	4,174	6,121	4,869	4,880

Recoveries:
Commercial, financial and agricultural	1,413	727	711	167	155
Real estate — residential	188	90	58	129	298
Installment	418	615	564	428	458

Total Recoveries	2,019	1,432	1,333	724	911

Net charge-offs	4,917	2,742	4,788	4,145	3,969
Provision charged to operations	3,706	2,671	3,419	4,208	5,134
Reclassification of allowance for lending-related commitments(1)	(392)	—	—	—	—

Allowance for loan losses at end of period	$14,736	$16,339	$14,624	$14,410	$13,952

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

The following table details the allocation of the allowance for loan losses for the five years ended December 31, 2005.

Allocation of Allowance for Loan Losses

	December 31,
	2005		2004		2003		2002		2001
	(Dollars in thousands)

Commercial, Financial and Agricultural	$9,993	58%	$11,700	57%	$9,414	47%	$8,905	47%	$8,399	47%
Real Estate — Mortgage	2,462	34%	2,084	34%	2,207	41%	1,684	39%	3,543	38%
Consumer	2,281	8%	2,555	9%	3,003	12%	3,821	14%	2,010	15%
Unallocated	—	0%	—	0%	—	0%	—	0%	—	0%

Total	$14,736	100%	$16,339	100%	$14,624	100%	$14,410	100%	$13,952	100%

Non-performing Assets

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned, and repossessions. The levels of non-performing assets for the last five years are presented in the following table.

Summary of Non-Performing Assets

	December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands)

Non-accrual loans	$3,383	$5,168	$2,993	$3,075	$3,633
Loans 90 days or more past due and still accruing interest	11	—	—	91	1,351
Other real estate owned	1,400	1,419	2,091	2,855	3,029
Repossessions	55	1	—	—	—

Total non-performing assets	$4,849	$6,588	$5,084	$6,021	$8,013

Non-performing loans as a percentage of total loans	0.25%	0.42%	0.29%	0.34%	0.55%
Non-performing assets as a percentage of total loans and other real estate owned	0.36%	0.53%	0.49%	0.65%	0.88%
Allowance for loan losses as a percentage of non-performing loans	434.2%	316.2%	488.6%	455.1%	279.9%
Allowance for loan losses as a percentage of non-performing assets	303.9%	248.0%	287.6%	239.3%	174.1%

Total non-performing assets were $4.8 million at December 31, 2005 compared to $6.6 million at December 31, 2004, a decrease of $1.7 million. Non-accrual loans decreased by $1.8 million to $3.4 million at December 31, 2005. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. Loans 90 days past due and still accruing at December 31, 2005 and 2004, were $11 thousand and $0, respectively. Other real estate owned decreased $19 thousand to $1.4 million in 2005 and is carried at the lesser of estimated net realizable value or cost.

Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss upon ultimate resolution.

During 2005, 2004 and 2003, $1.3 million, $2.1 million, and $1.6 million, respectively, of assets were acquired through foreclosure and transferred to other real estate owned.

In addition to non-performing loans reflected in the foregoing table, the Company has identified certain performing loans as impaired based upon management’s evaluation of credit strength, projected ability to repay in accordance with the contractual terms of the loans and varying degrees of dependence on the sale of related collateral for liquidation of the loans.

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans.

	2005	2004	2003
	(Amounts in thousands)

Recorded investment in loans considered to be impaired	$4,645	$8,319	$7,649
Loans considered to be impaired that were on a non-accrual basis	3,383	2,096	1,609
Recorded investment in impaired loans with related allowance	3,555	8,319	7,189
Allowance for loan losses related to loans considered to be impaired	1,528	2,647	2,422
Average recorded investment in impaired loans	5,687	8,483	7,798
Total interest income recognized on impaired loans	338	389	443
Recorded investment in impaired loans with no related allowance	1,090	—	460

The Company has considered all impaired loans in the evaluation of the adequacy of the allowance for loan losses at December 31, 2005. The following table presents detail of non-performing loans for the five years ended December 31, 2005. Additional information regarding nonperforming loans can be found in Note 5, Allowance for Loan Losses, included in the Financial Statements under Item 8 of this report.

Non-Performing Loans

	December 31,
	2005	2004	2003	2002	2001
	(Amounts in thousands)

Non-accruing Loans	$3,383	$5,168	$2,993	$3,075	$3,633
Loans Past Due Over 90 Days and still accruing interest	11	—	—	91	1,351
Restructured Loans Performing in Accordance with Modified Terms	302	354	356	345	518
Gross Interest Income Which Would Have Been Recorded Under Original Terms of Non-Accruing and Restructured Loans	380	439	282	222	291
Actual Interest Income During the Period	161	293	194	108	97

There are no outstanding commitments to lend additional funds to borrowers related to restructured loans.

Potential Problems Loans — In addition to loans which are classified as non-performing, the Company closely monitors certain loans which could develop into problem loans. These potential problem loans present characteristics of weakness or concentrations of credit to one borrower. At December 31, 2005, there were no significant potential problem loans.

Although the Company’s loans are made primarily in the four-state region in which it operates, the Company had no concentrations of loans to one borrower or industry representing 10% or more of outstanding loans at December 31, 2005.

Deposits

Total deposits grew by $46.9 million, or 3.4%, during 2005. Noninterest-bearing demand deposits increased by $9.0 million, or 4.1%, while interest-bearing demand deposits decreased $5.8 million, or 3.9%. Savings deposits, which are made of up money market accounts and passbook savings, decreased $30.0 million, or 7.8%, while time deposits increased $73.6 million, or 12.2%. The attrition from savings and the increase in time deposits reflects the continued migration of new and current customer funds in response to the upward movement in time deposit interest rates. Adding to the increase in time deposits were the results of the Company’s successful first quarter certificate of deposit marketing campaign.

Average total deposits increased to $1.41 billion for 2005 versus $1.34 billion in 2004, an increase of 5.0%. Average savings deposits increased by $2.3 million while average time deposits increased by $46.2 million. Average interest-bearing demand and non-interest bearing demand deposits increased by $3.3 million and $16.0 million, respectively. In 2005, the average rate paid on interest bearing deposits was 2.03%, up from 1.63% in 2004.

Average Deposits and Average Rates

	2005			2004			2003
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-bearing liabilities:
Demand deposits	$152,774	$401	0.26%	$149,502	$366	0.24%	$129,072	$373	0.29%
Savings deposits	368,339	4,309	1.17%	366,074	3,112	0.85%	279,972	2,185	0.78%
Time deposits	661,498	19,321	2.92%	615,346	15,001	2.44%	610,201	17,392	2.85%

Total interest-bearing deposits	$1,182,611	$24,031	2.03%	$1,130,922	$18,479	1.63%	$1,019,245	$19,950	1.96%

Non-interest bearing demand deposits	$228,781			$212,777			$178,961

Scheduled Maturities of Certificates of Deposit Greater than $100,000 As of December 31, 2005

(Amounts in thousands)

Three Months or Less	$61,762
Over Three to Six Months	35,218
Over Six to Twelve Months	59,398
Over Twelve Months	91,104

Total	$247,482

Borrowings

The Company’s borrowings consist primarily of overnight federal funds purchased from the FHLB and other sources, securities sold under agreements to repurchase, and FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company.

Federal funds purchased were $82.5 million and $32.5 million, at year-end 2005 and 2004, respectively. Securities sold under repurchase agreements were $124.2 million and $109.9 million at December 31, 2005 and 2004, respectively. These agreements are sold to customers as an alternative to available deposit products. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Short-term borrowings include overnight federal funds, and securities sold under agreements to repurchase. Balances and rates paid on short-term borrowings for continuing operations are summarized as follows:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

At year-end	$206,654	2.79%	$142,357	1.55%	$97,651	1.02%
Average during the year	128,551	2.16%	109,223	1.29%	100,817	1.59%
Maximum month-end balance	206,654		142,357		131,128

Short-term borrowings increased on average approximately $19.3 million compared to the prior year as a result of continued loan demand and increases in portfolio assets. Funding cost is managed by the Company’s Asset/Liability Management Committee, which monitors, among other things, product and pricing, overall cost of funds, and maintenance of an acceptable net interest margin.

In December 2005, the Company prepaid certain of its highest interest rate FHLB advances. The retired obligations had a weighted-average interest rate and maturity of 5.96% and 4.3 years, respectively. In connection with the early termination, the Company incurred prepayment penalties of approximately $3.8 million. In January 2006, the Company borrowed $75 million in new adjustable-rate advances from the FHLB. $50 million of the advances were hedged by an interest rate swap to approximate a fixed rate of 4.34%. The remaining $25 million floats at an interest rate equal to 3-month LIBOR less 45 basis points.

At December 31, 2005, FHLB borrowings included $106.1 million in convertible and callable advances and $7.7 million of noncallable advances for a total of $113.8 million. The weighted-average interest rates of all advances were 4.17% and 5.54% at December 31, 2005 and 2004, respectively. At December 31, 2005, the FHLB advances had maturities between twelve months and 8 years. The scheduled maturities of the advances are as follows:

(Amounts in thousands)

2006	$384
2007	6,260
2008	25,000
2009	—
2010	25,000
2011 and thereafter	57,123

$113,767

Also included in other indebtedness is $15.5 million of junior subordinated debentures issued by the Company in October 2003 to an unconsolidated trust subsidiary.

Liquidity and Capital Resources

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

Total liquidity of $681.0 million at December 31, 2005, is comprised of the following: cash on hand and deposits with other financial institutions of $57.5 million; securities available for sale of $404.4 million; securities held to maturity due within one year of $1.8 million; and FHLB credit availability of $217.3 million.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses sources of funds primarily to meet ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of securities. At December 31, 2005, approved loan commitments outstanding amounted to $198.1 million. Certificates of deposit scheduled to mature in one year or less totaled $422.4 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

The following table presents contractual cash obligations as of December 31, 2005.

Cash Obligations

	December 31, 2005
	Total Payments Due by Period
		Less Than	Two to	Four to	After
	Total	1 Year	Three Years	Five Years	5 Years
	(Amounts in thousands)

Deposits without a stated maturity(1)	$730,040	$730,040	$—	$—	$—
Federal funds borrowed and overnight security repurchase agreements	165,951	165,951	—	—	—
Certificates of Deposit — Principal	675,904	422,395	173,480	76,849	3,180
Certificates of Deposit — Interest	29,900	15,283	10,694	3,419	504
Certificates of Deposit(2)(3)	705,804	437,678	184,174	80,268	3,684
Securities sold under agreements to repurchase	40,782	38,617	1,352	813	—
FHLB Advances(2)(3)	145,170	7,448	43,554	34,293	59,875
Trust Preferred Indebtedness	45,967	1,097	2,194	2,194	40,482
Leases	3,510	780	1,382	588	760

Total	$1,671,273	$1,215,660	$232,656	$118,156	$104,801

(1)	Excludes Interest.

(2)	Includes interest on both fixed and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2005. The interest to be paid on variable-rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

The following table presents detailed information regarding the Company’s off-balance sheet arrangements at December 31, 2005.

Off-Balance Sheet Arrangements

	December 31, 2005
	Amount of Commitment Expiration Per Period
		Less Than	Two to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years
	(Amounts in thousands)

Commitments:
Commercial lines of credit	$118,250	$73,232	$29,730	$11,523	$3,765
Consumer lines of credit	71,722	29,062	1,611	2,336	38,713
Letters of credit	8,140	7,006	930	130	74

Total commitments	$198,112	$109,300	$32,271	$13,989	$42,552

Lines of credit with no stated maturity date are included in commitments for less than one year.

In January 2006, the Company entered into a pay fixed and receive variable interest rate swap. The swap effectively fixes $50 million of FHLB borrowings at 4.34% for a period of five years. Management does not anticipate this derivative transaction will have a significant impact on reported earnings or cash flows.

Stockholders’ Equity

Total stockholders’ equity increased $11.3 million to $194.5 million at December 31, 2005, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $26.3 million after dividends paid to stockholders of $11.5 million.

Risk-based capital guidelines and leverage ratio measure capital adequacy of banking institutions. At December 31, 2005, the Company’s Tier I capital ratio was 10.54% compared with 10.80% in 2004. The Company’s total risk-based capital-to-asset ratio was 11.65% at the close of 2005 compared with 12.09% in 2004. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies. The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2005 was 7.77% versus 7.62% at December 31, 2004, both of which are well above the minimum levels prescribed by the Federal Reserve. See Note 12 of the Notes to Consolidated Financial Statements.

Trust and Investment Management Services

As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (Trust Division). The Trust Division reported market value of assets under management of $487 million and $506 million at December 31, 2005 and 2004, respectively. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.

The Trust Division employs 18 professionals and full time equivalent support staff with a wide variety of estate and financial planning, investing and plan administration skills. The Trust Division is located within the Company’s banking offices in Bluefield, West Virginia. Services and trust development activities are offered to other branch locations and primary markets through the Bluefield-based division.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds while maintaining an acceptable level of net interest income given the current interest rate environment.

The Company’s primary component of operational revenue, net interest income, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components including repricing risk, basis risk, yield curve risk and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is due to “embedded options”, often called put or call options, given or sold to holders of financial instruments.

In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk (“IRR”) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. Specific strategies for management of IRR have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Bank’s interest-earning assets, and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing to mitigate the potential exposure. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. Based upon the latest simulation, the Company believes that it is biased slightly toward liability sensitive position. Absent adequate management, liability sensitive positions can negatively impact net interest income in a rising rate environment or, alternatively, positively impact net interest income in a falling rate environment.

The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in projected net interest income based on quarterly income simulations compared to forecasted results. In addition, the policy addresses exposure limits to changes in the Economic Value of Equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits as short-term rates are anticipated to remain relatively stable throughout 2006.

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity as of December 31, 2005 and 2004. The model simulates plus and minus 200 basis points from the flat rate simulation at December 31, 2005. This table, which illustrates the prospective effects of hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates over a twelve-month time period. This type of modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables.

Rate Sensitivity Analysis

2005
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change
	(Dollars in thousands)

200	$(764)	(1.0)	$(13,392)	(4.6)
100	(403)	(0.5)	(6,211)	(2.2)
(100)	(950)	(1.3)	(4,376)	(1.5)
(200)	(4,299)	(5.8)	(15,755)	(5.5)

2004
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change

200	$2,768	4.0	$(6,497)	(2.5)
100	1,622	2.4	(2,495)	(1.0)
(100)	(2,770)	(4.0)	(10,114)	(3.9)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Amounts in thousands,
	except share data)

ASSETS
Cash and due from banks	$46,872	$37,294
Interest-bearing balances with banks	10,667	17,452

Total cash and cash equivalents	57,539	54,746
Securities available for sale (amortized cost of $405,667, 2005; $372,065, 2004)	404,381	375,997
Securities held to maturity (fair value of $24,877, 2005; $35,610, 2004)	24,173	34,221
Loans held for sale	1,274	1,194
Loans held for investment, net of unearned income	1,331,039	1,238,756
Less allowance for loan losses	14,736	16,339

Net loans held for investment	1,316,303	1,222,417
Premises and equipment, net	34,993	37,360
Other real estate owned	1,400	1,419
Interest receivable	10,232	8,554
Other assets	41,069	33,604
Goodwill	59,182	58,828
Other intangible assets	1,937	2,482

Total Assets	$1,952,483	$1,830,822

LIABILITIES
Deposits:
Noninterest-bearing	$230,542	$221,499
Interest-bearing	1,175,402	1,137,565

Total Deposits	1,405,944	1,359,064
Interest, taxes and other liabilities	16,153	14,313
Federal funds purchased	82,500	32,500
Securities sold under agreements to repurchase	124,154	109,857
FHLB borrowings and other indebtedness	129,231	131,855

Total Liabilities	1,757,982	1,647,589

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2005 and 2004	—	—
Common stock, $1 par value; shares authorized: 25,000,000 in 2005 and 15,000,000 in 2004; shares issued: 11,496,312 in 2005 and 11,472,311 in 2004; shares outstanding: 11,251,803 in 2005 and 11,250,927 in 2004	11,496	11,472
Additional paid-in capital	108,573	108,263
Retained earnings	82,828	68,019
Treasury stock, at cost	(7,625)	(6,881)
Accumulated other comprehensive income	(771)	2,360

Total Stockholders’ Equity	194,501	183,233

Total Liabilities and Stockholders’ Equity	$1,952,483	$1,830,822

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands,
	except share and per share data)

Interest Income:
Interest and fees on loans	$89,903	$76,713	$70,432
Interest on securities — taxable	11,077	12,119	13,117
Interest on securities — nontaxable	7,451	6,712	6,488
Interest on federal funds sold and deposits in banks	1,077	592	604

Total interest income	109,508	96,136	90,641

Interest Expense:
Interest on deposits	24,030	18,478	19,950
Interest on short-term borrowings	9,721	7,585	5,792
Interest on long-term debt	2,129	890	655

Total interest expense	35,880	26,953	26,397

Net interest income	73,628	69,183	64,244
Provision for loan losses	3,706	2,671	3,419

Net interest income after provision for loan losses	69,922	66,512	60,825

Noninterest Income:
Wealth management income	2,956	2,489	2,159
Service charges on deposit accounts	10,095	9,122	8,071
Other service charges, commissions and fees	2,785	2,239	2,013
Other operating income	5,716	1,875	1,101
Net gains on sale of securities	753	1,604	1,198

Total noninterest income	22,305	17,329	14,542

Noninterest Expense:
Salaries and employee benefits	29,481	26,646	20,644
Occupancy expense of bank premises	3,903	3,559	2,912
Furniture and equipment expense	3,319	2,872	1,994
Core deposit amortization	435	399	243
Prepayment penalties on FHLB advances	3,794	—	—
Other operating expense	14,659	14,559	11,797

Total noninterest expense	55,591	48,035	37,590

Income from continuing operations before income taxes	36,636	35,806	37,777
Income tax expense	10,191	9,786	11,058

Income from continuing operations	26,445	26,020	26,719

Loss from discontinued operations before income tax	(233)	(5,746)	(2,174)
Income tax benefit	(91)	(2,090)	(693)

Loss from discontinued operations	(142)	(3,656)	(1,481)

Net income	$26,303	$22,364	$25,238

Basic earnings per common share	$2.33	$1.99	$2.27

Diluted earnings per common share	$2.32	$1.97	$2.25

Basic earnings per common share from continuing operations	$2.35	$2.32	$2.41

Diluted earnings per common share from continuing operations	$2.33	$2.29	$2.39

Dividends declared per common share	$1.02	$1.00	$0.98

Weighted average basic shares outstanding	11,269,258	11,238,648	11,096,900

Weighted average diluted shares outstanding	11,341,804	11,337,606	11,198,353

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Cash flows from operating activities — continuing operations:
Income from continuing operations	$26,445	$26,020	$26,719
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,706	2,671	3,419
Depreciation and amortization of premises and equipment	3,339	2,938	2,085
Intangible amortization	436	399	243
Net investment amortization and accretion	1,049	2,203	2,842
Gains on the sale of assets	(4,845)	(1,786)	(1,064)
Mortgage loans originated for sale	(37,593)	(26,751)	(28,551)
Proceeds from sale of mortgage loans	37,513	25,981	28,992
Deferred income tax expense	1,864	147	31
(Increase) decrease in interest receivable	(1,707)	705	(150)
(Increase) decrease in other assets	(6,549)	(2,660)	1,975
Increase (decrease) in other liabilities	1,137	1,310	(3,641)

Net cash provided by operating activities — continuing operations	24,795	31,177	32,900

Cash flows from investing activities — continuing operations:
Proceeds from sales of securities available for sale	33,159	45,391	3,283
Proceeds from maturities and calls of securities available for sale	44,115	144,573	150,877
Proceeds from maturities and calls of held to maturity securities	10,097	4,374	3,058
Purchase of securities available for sale	(111,223)	(108,726)	(300,858)
Purchase of securities held to maturity	—	—	(75)
Net (increase) decrease in loans made to customers	(104,307)	(84,580)	19,289
Cash (used in) provided by divestitures and acquisitions, net	(32,630)	(26,340)	1,324
Purchase of premises and equipment	(3,215)	(7,336)	(6,722)
Proceeds from sale of equipment	1,018	334	402

Net cash used in investing activities — continuing operations	(162,986)	(32,310)	(129,422)

Cash flows from financing activities — continuing operations:
Net (decrease) increase in demand and savings deposits	(6,362)	13,902	902
Net increase (decrease) in time deposits	96,130	(29,031)	(20,019)
Net (decrease) increase in FHLB and other borrowings	(3,088)	(19,914)	47,696
Net increase in federal funds purchased	50,000	32,500	—
Net increase in securities sold under agreement to repurchase	16,721	11,044	5,774
Net proceeds from debt-trust preferred securities	—	—	14,560
Cash provided by issuance of common stock	522	504	708
Acquisition of treasury stock	(1,303)	(1,196)	(4,977)
Dividends paid	(11,494)	(11,239)	(10,847)

Net cash provided by (used in) financing activities — continuing operations	141,126	(3,430)	33,797

Net increase (decrease) in cash and cash equivalents — continuing operations	$2,935	$(4,563)	$(62,725)

Cash flows from discontinued operations: (Revised — See Note 16)
Net cash (used in) provided by operating activities	$(142)	$15,149	$47,108
Net cash provided by (used in) investing activities	—	460	(83)
Net cash used in financing activities	—	(17,852)	(47,333)

Net cash used in discontinued operations	$(142)	$(2,243)	$(308)

Cash and cash equivalents at beginning of year — continuing operations	$54,746	$59,309	$122,034
Cash and cash equivalents at beginning of year — discontinued operations	—	2,243	2,551

Cash and cash equivalents at beginning of year	$54,746	$61,552	$124,585

Cash and cash equivalents at end of year — continuing operations	$57,539	$54,746	$59,309
Cash and cash equivalents at end of year — discontinued operations	—	—	2,243

Cash and cash equivalents at end of year	$57,539	$54,746	$61,552

Supplemental information — Noncash items
Transfers of loans to other real estate	$1,263	$2,070	$1,581

(See Note 1 for detail of income taxes and interest paid and Note 2 for supplemental information regarding detail of cash paid in acquisitions.)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total
	(Amounts in thousands, except share and per share information)

Balance December 31, 2002	$9,957	$58,642	$79,084	$(1,982)	$6,761	$152,462
Comprehensive income:
Net income			25,238			$25,238
Other comprehensive income
Unrealized loss on securities available for sale of $4,157, net of $1,663 tax benefit					(2,494)	(2,494)
Less reclassification adjustment for gains realized in net income of $1,185, net of $474 tax benefit					711	711

Comprehensive income (loss)	—	—	25,238	—	(1,783)	23,455
Common dividends declared ($.98 per share)			(10,847)			(10,847)
Purchase 153,500 treasury shares at $32.43 per share				(4,977)		(4,977)
Acquisition of Stone Capital Management — 8,409 shares issued	8	236				244
Issuance of 63,095 shares under stock option plan	49	311		349		709
Acquisition of CommonWealth Bank — 389,609 shares issued	390	12,904				13,294
10% Stock Dividend & Fractional Adjustment	1,038	35,992	(36,581)	(477)		(28)
Issuance of ESOP shares		43		680		723

Balance December 31, 2003	11,442	108,128	56,894	(6,407)	4,978	175,035
Comprehensive income:
Net income			22,364			$22,364
Other comprehensive income
Unrealized loss on securities available for sale of $5,413, net of $2,165 tax benefit					(3,248)	(3,248)
Less reclassification adjustment for gains realized in net income of $1,050, net of $420 tax benefit					630	630

Comprehensive income (loss)	—	—	22,364	—	(2,618)	19,746
Common dividends declared ($1.00 per share)			(11,239)			(11,239)
Purchase 44,467 treasury shares at $26.89 per share				(1,196)		(1,196)
Acquisition of Stone Capital Management — 2,541 shares issued	3	85				88
Tax benefit from exercise of non-qualified stock options		164				164
Stock-based compensation		131				131
Issuance of 54,873 shares under stock option plans	27	(245)		722		504

Balance December 31, 2004	11,472	108,263	68,019	(6,881)	2,360	183,233
Comprehensive income:
Net income			26,303			26,303
Other comprehensive income
Unrealized loss on securities available for sale of $5,647, net of $2,259 tax benefit					(3,388)	(3,388)
Less reclassification adjustment for gains realized in net income of $428, net of $171 tax benefit					257	257

Comprehensive income (loss)	—	—	26,303	—	(3,131)	23,172
Common dividends declared ($1.02 per share)			(11,494)			(11,494)
Purchase 41,534 treasury shares at $31.38 per share				(1,303)		(1,303)
Acquisition of Stone Capital Management — 2,541 shares issued	2	85				87
Tax benefit from exercise of non-qualified stock options		102				102
Stock-based compensation 1,750 shares	2	17		8		27
Issuance of 38,146 shares under stock option plans	20	106		551		677

Balance December 31, 2005	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements of First Community include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. First Community operates in the community banking segment and operated a second segment related to mortgage banking until the disposition of United First Mortgage, Inc. in 2004.

The financial statements and footnotes within this report have been reformatted to conform to the presentation required in Statement of Financial Accounting Standards (“SFAS”) 144 for “discontinued operations” pursuant to the Company’s sale of its mortgage banking subsidiary in August 2004. Income statement items for the discontinued subsidiary, including contractual obligations, are presented in discontinued operations without elimination. Interest expense accrued and paid by the discontinued operation is based upon the contractual terms of the obligations entered into by the mortgage subsidiary including lines of credit extended by its parent company. Approximately $10.9 million for the year ended December 31, 2004 of average short-term borrowings from the Federal Home Loan Bank (“FHLB”) have been allocated to “Liabilities related to discontinued operations” to properly reflect discontinued liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the FHLB that are available for immediate withdrawal. Interest and income taxes paid were as follows:

	2005	2004	2003
	(Amounts in thousands)

Interest	$35,880	$26,952	$29,081
Income Taxes	8,962	7,616	10,515

Pursuant to agreements with the Federal Reserve Bank, the Company maintains a cash balance of approximately $670 thousand in lieu of charges for check clearing and other services.

Trading Securities

At December 31, 2005 and 2004, no securities were held for trading purposes and no trading account was maintained.

Securities Available for Sale

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as available for sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity, net of income taxes, and is entitled “Other Comprehensive Income.” Premiums and discounts are amortized to expense or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method. Other than temporary losses, if any, on available for sale securities are included in net securities losses and gains. All securities, including securities held to maturity, are evaluated for indications of other-than-temporary impairment. For debt securities available for sale with unrealized losses, management has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

Securities Held to Maturity

Investments in debt securities that management has the ability and intent to hold to maturity are carried at amortized cost. Premiums and discounts are amortized to expense and accreted to income over the lives of the securities. Gain or loss on the call or maturity of investment securities, if any, is recorded based on the specific identification method.

Loans Held for Sale and Derivative Financial Investments

Loans held for sale primarily consist of one-to-four family residential loans originated for sale in the secondary market and are carried at the lower of cost or estimated fair value determined on an aggregate basis. The long-term, fixed-rate loans are sold to investors on a best efforts basis such that the Company does not absorb the interest rate risk involved in the loan. The fair value of loans held for sale is determined by reference to quoted prices for loans with similar coupon rates and terms.

The Company enters into rate-lock commitments it makes to customers with the intention to sell the loan in the secondary market. The derivatives arising from the rate-lock commitments are recorded at fair value in other assets and liabilities and changes in that fair value are included in other income. The Company also enters into forward sales commitments with institutional investors for the sale of those loans, which have been determined not to qualify as derivatives. Gains and losses on the sale of those loans are included in other income.

The Company’s mortgage banking subsidiary was sold during the third quarter 2004. The loans held for sale by the mortgage banking subsidiary in prior periods are carried as assets related to discontinued operations on the balance sheet and have been removed from continuing operations. Loans held for sale by the mortgage banking subsidiary primarily consisted of one to four family residential loans originated for sale in the secondary market and were carried at the lower of cost or estimated fair value determined on an aggregate basis. The fair value of loans held for sale was determined by reference to quoted prices for loans with similar coupon rates and terms. Gains and losses on sales of loans held for sale by the mortgage banking subsidiary have been reclassified to “loss from discontinued operations” in the Consolidated Statements of Income.

The mortgage subsidiary entered into forward commitments and options or derivatives to manage the risk inherent in interest rate lock commitments made to potential borrowers. The inventory of loans and loan commitments (both retail and wholesale) were hedged to reduce the interest rate risk and any corresponding fluctuation in cash flows derived upon settlement of the loans with secondary market purchasers, and consequently, to achieve a desired margin upon delivery. The hedge transactions were used for risk mitigation and were not for trading purposes. The derivative financial instruments stemming from these hedging transactions were recorded at fair value and reclassified in “Assets related to discontinued operations” on the Consolidated Balance Sheets and the changes in fair value have been reclassified to “loss from discontinued operations” on the Consolidated Statements of Income. For the year ended December 31, 2003, the net derivative expense reflected in Discontinued Operations within the Consolidated Statements of Income was $3.14 million, which was comprised of a $490 thousand increase in the fair value of the forward mortgage contracts, a $1.5 million expense associated with the contract settlements including option expense and a $2.1 million decline in the value of rate lock commitments. Forward mortgage contracts were settled at fair value upon expiration of the contract and resulted in either the payment or receipt of funds while option contracts were paid for in advance and amortized to expense over their useful life.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans Held for Investment

Loans held for investment are carried at the principal amount outstanding less any write-downs which may be necessary to reduce individual loans to net realizable value. Individually significant commercial loans are evaluated for impairment when evidence of impairment exists. Impairment allowances are recorded through specific additions to the allowance for loan losses. Loans are considered past due when principal or interest becomes delinquent by 30 days or more. Consumer loans are charged-off when the loan becomes 120 days past due (180 days if secured by residential real estate). Other loans are charged-off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans charged-off are credited to the allowance for loan losses in the period received.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed adequate to absorb probable losses inherent in the loan portfolio. The Company consistently applies a review process to continually evaluate loans and commitments for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses. The allowance is maintained by making specific allocations to impaired loans and loan pools that exhibit inherent weaknesses and various credit risk factors. Allocations to loan pools are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors.

The allowance for loan losses is allocated to specific loans to cover loan relationships identified with significant cash flow weaknesses and for which a collateral deficiency may be present. The allowance established under the specific reserve method is based upon the borrower’s estimated cash flow and projected liquidation value of related collateral. The allowance is allocated to pools of loans based on historical loss experience to cover the homogeneous and non-homogeneous loans not individually evaluated. Pools of loans are grouped by specific category and risk characteristics. To determine the amount of allowance needed for each loan category, an estimated loss percentage is developed based upon historical loss experience. The historical loss experience is weighted for various risk factors including macro and micro economic conditions, qualitative assessments relative to the composition of the loan portfolio, the level of delinquencies and non-accrual loans, trends in the volume and term of loans, anticipated impact from changes in lending policies and procedures, and any concentration of credits in certain industries or geographic areas. The calculated percentage is used to determine the estimated allowance excluding any relationships specifically identified and evaluated. While allocations are made to specific loans and classifications within the various categories of loans, the allowance for loan losses is available for all loan losses.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight-line method over estimated useful lives. Useful lives range from 5 to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 20 years, and leasehold improvements are amortized over the term of the lease plus the first optional renewal period, when renewal is reasonably assured. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations.

The Company leases various properties within its branch network. Leases generally have initial terms of up to 20 years and most contain options to renew with reasonable increases in rent. All leases are accounted for as operating leases.

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

Goodwill and Other Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill for continuing operations was $59.2 million and $58.8 million at December 31, 2005 and 2004, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits, ranging from seven to ten years while the weighted average remaining life of these core deposits is approximately 5.67 years. As of December 31, 2005 and 2004, the balance of core deposit intangibles was $4.5 million and $4.6 million, respectively, while the corresponding accumulated amortization was $2.5 million and $2.1 million, respectively. The 2004 acquisition of PCB Bancorp added an additional $21.2 million of goodwill and $1.5 million in other intangibles, while the 2003 acquisition of CommonWealth Bank added an additional $13.6 million of goodwill and $471 thousand in other intangibles. The net unamortized balance of identified intangibles associated with acquired deposits was $1.9 million and $2.5 million at December 31, 2005 and 2004, respectively. Annual amortization expense of intangibles is approximately $367 thousand for the next three years, then $318 thousand and $218 thousand for the following two years, respectively.

With the adoption of SFAS 142 and SFAS 147 in 2002, the Company ceased amortization of certain goodwill subject to an annual impairment test. The impairment test involves identifying separate reporting units based on the reporting structure of the Company, then assigning all assets and liabilities, including goodwill, to these units. Each reporting segment is then tested for goodwill impairment by comparing the fair value of the unit with its book value, including goodwill. The Company determines fair value through a discounted cash flows valuation performed by an independent third party. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Through the results of impairment tests, and the sale of the discontinued operating subsidiary, goodwill impairment charges of $400 thousand and $1.4 million were appropriate for the discontinued mortgage banking segment in the fourth quarter of 2003 and the second quarter of 2004, respectively. The impairment losses in the mortgage segment stem from operating losses incurred in that segment in the second half of 2003 and the first half of 2004, along with

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forecasts for thin margins in the mortgage segment, particularly within the wholesale division. These charges are included in “loss from discontinued operations” in the consolidated statements of income.

The progression of the Company’s goodwill and intangible assets for continuing operations for the three years ended December 31, 2005, is detailed in the following table:

		Other
	Goodwill	Intangibles
	(Amounts in thousands)

Balance at December 31, 2002	$23,976	$1,325
Acquisitions	14,478	471
Tax Benefits, Exercise of Stock Options and Other Adjustments	(476)	(190)
Amortization	—	(243)

Balance at December 31, 2003	37,978	1,363
Acquisitions	21,231	1,518
Tax Benefits, Exercise of Stock Options and Other Adjustments	(381)	—
Amortization	—	(399)

Balance at December 31, 2004	58,828	2,482
Acquisitions (Dispositions)	—	(109)
Tax Benefits, Exercise of Stock Options and Other Adjustments	354	—
Amortization	—	(436)

Balance at December 31, 2005	$59,182	$1,937

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these arrangements cannot be sold or repledged by the secured party. The fair value of the collateral provided to a third party is continually monitored, and additional collateral is obtained as appropriate.

Loan Interest Income Recognition

Accrual of interest on loans is based generally on the daily amount of principal outstanding. Loans are considered past due when either principal or interest payments are delinquent by 30 or more days. It is the Company’s policy to discontinue the accrual of interest on loans based on the payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income and interest accrued and not collected from prior years is charged to the reserve for possible loan losses. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis. Accrual of interest on non-accrual loans may be resumed if the loan is brought current and follows a period of substantial performance, including six months of regular principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more. Cash receipts are credited first to interest unless the loan has been converted to non-accrual, in which case, the receipts are applied to principal.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Fee Income

Loan origination and underwriting fees are reduced by direct and indirect costs associated with loan processing, including salaries, review of legal documents and obtainment of appraisals. Net origination fees and costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period. Net deferred loan fees were $1.35 million at December 31, 2005 and $1.97 million at December 31, 2004.

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2005, are detailed in Note 13 — Other Operating Expenses.

Stock Dividend

On June 17, 2003, the Company’s Board of Directors declared a 10% stock dividend to shareholders of record as of August 1, 2003, which was distributed on August 15, 2003. Average shares outstanding and per share amounts included in the consolidated financial statements for 2003 and prior periods have been adjusted to reflect the impact of the stock dividend.

Stock Options

The Company has stock option plans for certain executives and directors currently accounted for under the intrinsic value method. Because the exercise price of the options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” which is an amendment of SFAS 123. SFAS 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be re-measured subsequently at each reporting date through settlement date. In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which expresses the SEC staff’s views on SFAS 123R. SAB 107 provides further discussion on various topics, including share-based payment transactions with non-employees, valuation methods, classification of expense in financial statements, and disclosures in management’s discussion and analysis. In April 2005, the SEC announced that it would provide for a phased-in implementation process for SFAS 123R. As such, the Company was required to adopt the standard’s fair-value method of accounting for share-based payments to employees on January 1, 2006.

The Company has adopted SFAS 123R under the “modified prospective” method. Under the modified prospective method the Company will recognize compensation cost beginning January 1, 2006, for all share-based payments granted after December 31, 2005, and for all unvested awards granted prior to January 1, 2006.

The estimated annual pre-tax stock option compensation cost required to be recognized in accordance with SFAS 123R over the required service period beginning in January 2006 and beyond is summarized below. The

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

(Amounts in thousands)

2006	$281
2007	222
2008	148
2009	70

$721

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation.” This standard provided alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, or “in the money”, there is an economic incentive for the options to be exercised and an increase in the dilutive effect on earnings per share.

Assuming the use of the fair value method of accounting for stock options, pro forma consolidated net income and consolidated earnings per share would have been as follows:

	2005	2004	2003
	(Amounts in thousands,
	except per share data)

Net income as reported	$26,303	$22,364	$25,238
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(258)	(205)	(139)

Net income, pro forma	$26,045	$22,159	$25,099

Earnings per share:
Basic as reported	$2.33	$1.99	$2.27
Basic pro forma	$2.31	$1.97	$2.26
Diluted as reported	$2.32	$1.97	$2.25
Diluted pro forma	$2.30	$1.95	$2.24

Income Taxes

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include i) income on state and municipal securities which are exempt from federal income tax, ii) certain dividend payments which are deductible by the company, iii) for 2003 and 2004, goodwill impairment expense which is not deductible, iv) for the third quarter of 2004, the loss on the sale of the mortgage subsidiary which had a significant tax basis over and above its book carrying value, and v) tax credits generated by investments in low income housing and rehabilitation of historic structures.

State and municipal income and the dividends deduction are permanent differences that occur on a regular basis. Goodwill impairment expense is infrequent and has historically been related to the mortgage subsidiary,

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which has been sold. The difference related to the excess tax over book basis of the mortgage subsidiary was a one time event linked to the sale of the mortgage subsidiary. This item resulted in a substantial reduction in the effective income tax rate for 2004. This difference arose due to the non-deductible goodwill impairment charges associated with the sale of the mortgage subsidiary. Because those charges (expenses) were not deductible, they resulted in permanent differences which increased the effective tax rate in 2003 and the first two quarters of 2004. Goodwill expense, by its very nature, is a permanent difference. These expenses did, however, reduce the carrying basis of the mortgage subsidiary and resulted in a permanent difference of approximately $950 thousand in the third quarter of 2004 upon the sale of the entity, which reduced the combined effective tax in 2004 to 25.6% from 29.1% in 2003.

Income tax expense is classified according to continuing operations and discontinued operations. The $950 thousand tax benefit associated with the loss on the sale of the mortgage subsidiary in 2004 is included in Income Tax Benefit — Discontinued Operations on the income statement.

During 2005 the Company invested in a limited partnership formed to perform the rehabilitation of properties certified as historic structures by the National Park Service. The buildings associated with this project were placed in service during 2005 and at the in-service date the Company’s investment generated federal and state historic tax credits. As a result the Company realized the entire tax credit and the investment in the limited partnership was written off.

Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average shares outstanding increased by the dilutive effect of stock options. Basic and diluted net income per common share calculations follow:

	For the Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)

Basic:
Income from continuing operations	$26,445	$26,020	$26,719
(Loss) income from discontinued operations	(142)	(3,656)	(1,481)

Net income	$26,303	$22,364	$25,238

Weighted average shares outstanding	11,269,258	11,238,648	11,096,900
Dilutive shares for stock options	72,546	98,958	101,453
Weighted average dilutive shares outstanding	11,341,804	11,337,606	11,198,353
Basic:
Earnings per share continuing operations	2.35	$2.32	$2.41
(Loss) earnings per share discontinued operations	(0.02)	(0.33)	(0.14)
Earnings per share	2.33	1.99	2.27
Diluted:
Diluted earnings per share continuing operations	$2.33	$2.29	$2.39
Diluted (loss) earnings per share discontinued operations	(0.01)	(0.32)	(0.14)
Diluted earnings per share	2.32	1.97	2.25

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable Interest Entities

The Company maintains ownership positions in various entities which it deems variable interest entities (“VIE’s”) as defined in FIN 46. These VIE’s include certain tax credit limited partnerships and other limited liability companies which provide aviation services, insurance brokerage, investment brokerage, title insurance and other financial and related services. Based on the Company’s analysis, it is a non-primary beneficiary; accordingly, these entities do not meet the criteria for consolidation under FIN 46. The carrying value of VIE’s at December 31, 2005 and 2004 was $3.2 million and $3.3 million, respectively and the Company’s maximum possible loss exposure was $3.3 million and $3.7 million, respectively in 2005 and 2004. Management does not believe losses resulting from its involvement with the entities discussed above will be material.

Reclassifications

Certain amounts included in the 2004 and 2003 financial statements, footnotes and schedules have been reclassified to conform to the current presentation. Revenues from Stone Capital Management have been combined with fiduciary revenues to form the new wealth management income item. Additionally, FHLB and FRB stock held by the Company has been combined with other assets to conform to the new presentation required by the AICPA.

Other Recent Accounting Developments

In November 2005, the FASB issued FASB Staff Position 115-1 (“FSP 115-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP 115-1 also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 replaces the impairment evaluation guidance (paragraphs 10-18) of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF 03-1’s disclosure requirements remain in effect. FSP 115-1 was effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The issuance of the final consensus did not have a material impact on the financial condition, the results of operations, or liquidity.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement amends the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The Company adopted the provision of SOP 03-3 effective January 1, 2005. The adoption of this standard did not have a material impact on financial condition, results of operations, or liquidity.

Note 2.	Merger, Acquisitions and Branching Activity

In December 2005, the Company completed the sale of its Clifton Forge, Virginia, branch location to Sonabank, N. A. Sonabank, N. A. assumed deposits and repurchase agreements of approximately $45.3 million and loans of approximately $7.1 million. The transaction resulted in an approximate $4.4 million pre-tax gain on sale.

The following schedule details branch openings since January 1, 2004.

Quarter
Opened	Location	Type

Q1 2004	Mount Airy, North Carolina	Loan Production Office
Q1 2004	Charlotte, North Carolina	Loan Production Office
Q1 2004	Piney Flats, Tennessee	Full Service Branch
Q2 2004	Blacksburg, Virginia	Loan Production Office
Q2 2004	Norfolk, Virginia	Loan Production Office
Q4 2004	Princeton, West Virginia	Full Service Branch
Q2 2005	Clarksburg, West Virginia	Loan Production Office
Q3 2005	Charleston, West Virginia	Loan Production Office
Q4 2005	Roanoke, Virginia	Loan Production Office
Q4 2005	Kernersville, North Carolina	Loan Production Office

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

Under the terms of the merger agreement, shares of PCB common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB, was merged into the First Community Bank, N. A. (the “Bank”). As a result of the acquisition and preliminary purchase price allocation, approximately $21.3 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

On June 6, 2003, the Company acquired The CommonWealth Bank, a Virginia-chartered commercial bank (“CommonWealth”). CommonWealth’s four branch facilities located in the Richmond, Virginia metro area were simultaneously merged with and into the Bank. The completion of this transaction resulted in the addition of approximately $120.0 million in loans and $105.0 million in deposits to the Bank. As a result of the purchase price allocation, approximately $14.1 million of goodwill was recorded.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2003, the Bank completed the acquisition of Stone Capital Management (“Stone Capital”), based in Beckley, West Virginia. This acquisition expanded the Bank’s operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. At December 31, 2005, Stone Capital had a total market value of assets under management of $67.7 million. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represents 50% of the total consideration. In 2003, 2004 and 2005, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and additional shares were paid to the original shareholders. The balance of the remaining consideration was paid in January 2006 in the form of Company common stock. As a result of the purchase price allocation, approximately $360 thousand of goodwill was recorded.

The following table summarizes the net cash provided by or used in acquisitions and divestitures during the three years ended December 31, 2005.

	2005	2004	2003
	(Amounts in thousands)

Fair value of assets acquired	$—	$172,375	$137,613
Fair value of liabilities assumed	—	(158,906)	(129,078)
Purchase price in excess of net assets acquired	—	22,750	15,697

Total purchase price	—	36,219	24,232
Less non cash purchase price	—	—	12,927
Less cash acquired	—	9,879	12,629

Net cash paid (received) for acquisition	$—	$26,340	$(1,324)

Fair value of assets sold	$(7,803)	$—	$—
Fair value of liabilities sold	45,363	—	—
Sales price in excess of net liabilities assumed	(4,570)	—	—

Total sales price	32,990	—	—
Add cash on hand sold	166	—	—
Less amount due remaining on books	526	—	—

Net cash paid for divestiture	$32,630	$—	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Investment Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as available for sale are as follows:

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$92,739	$—	$(1,315)	$91,424
States and political subdivisions	151,118	2,426	(1,376)	152,168
Corporate Notes	61,466	125	(317)	61,274

	305,323	2,551	(3,008)	304,866
Mortgage-backed securities	94,954	155	(2,115)	92,994
Equities	5,390	1,282	(151)	6,521

Total	$405,667	$3,988	$(5,274)	$404,381

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$46,541	$20	$(615)	$45,946
States and political subdivisions	142,882	2,647	(383)	145,146
Corporate Notes	37,589	540	—	38,129

	227,012	3,207	(998)	229,221
Mortgage-backed securities	142,427	921	(369)	142,979
Equities	2,626	1,188	(17)	3,797

Total	$372,065	$5,316	$(1,384)	$375,997

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of securities available for sale by contractual maturity, at December 31, 2005, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S.	States			Tax
	Government	and			Equivalent
	Agencies &	Political	Corporate		Purchase
Available For Sale	Corporations	Subdivisions	Notes	Total	Yield
	(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$12,273	$1,700	$—	$13,973	4.54%
After one year through five years	34,435	6,308	—	40,743	5.09%
After five years through ten years	30,048	40,153	20,000	90,201	5.30%
After ten years	15,983	102,957	41,466	160,406	6.00%

Amortized cost	$92,739	$151,118	$61,466	305,323

Mortgage-backed securities				94,954	4.48%
Equity securities				5,390	2.39%

Total Amortized cost				$405,667

Tax equivalent purchase yield	4.48%	6.53%	5.57%	5.71%
Average maturity (in years)	6.52	11.49	17.50	11.19
Fair Value Maturity:
Within one year	$12,225	$1,704	$—	$13,929
After one year through five years	34,051	6,422	—	40,473
After five years through ten years	29,522	39,920	20,125	89,567
After ten years	15,626	104,122	41,149	160,897

Fair Value	$91,424	$152,168	$61,274	304,866

Mortgage-backed securities				92,994
Equity securities				6,521

Total Fair Value				$404,381

As a condition to membership in the FHLB system, the Bank is required to subscribe to a minimum level of stock in the FHLB. At December 31, 2005, the Bank owned approximately $11.8 million in stock which is classified as other assets.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as held to maturity are as follows:

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

States and political subdivisions	$23,781	$706	$(1)	$24,486
Other securities	375	—	(1)	374

	24,156	706	(2)	24,860
Mortgage-backed securities	17	—	—	17

Total	$24,173	$706	$(2)	$24,877

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

States and political subdivisions	$33,814	$1,388	$—	$35,202
Other securities	375	—	—	375

	34,189	1,388	—	35,577
Mortgage-backed securities	32	1	—	33

Total	$34,221	$1,389	$—	$35,610

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of securities by contractual maturity, at December 31, 2005, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	States			Tax
	and			Equivalent
	Political	Other		Purchase
Held-to-Maturity	Subdivisions	Securities	Total	Yield
	(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$1,631	$—	$1,631	8.79%
After one year through five years	4,837	375	5,212	7.42%
After five years through ten years	15,730	—	15,730	8.03%
After ten years	1,583	—	1,583	8.25%

Amortized cost	$23,781	$375	24,156

Mortgage-backed securities			17	7.00%

Total Amortized cost			$24,173

Tax equivalent purchase yield	8.01%	4.78%	7.96%
Average maturity (in years)	6.61	2.75	6.55
Fair Value Maturity:
Within one year	$1,644	$—	$1,644
After one year through five years	4,942	374	5,316
After five years through ten years	16,233	—	16,233
After ten years	1,667	—	1,667

Fair Value	$24,486	$374	24,860

Mortgage-backed securities			17

Total Fair Value			$24,877

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $254.8 million and $250.9 million at December 31, 2005 and 2004, respectively.

At December 31, 2005, there were no securities of a single issuer, other than U.S. federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.

In 2005, net gains on the sale of securities was $753 thousand. Gross gains were $799 thousand while gross losses were $46 thousand during 2005. Gross proceeds from sales of securities were $33.2 million, while gross proceeds from the maturity and call of securities were approximately $54.2 million. Total purchases of securities approximated $111.2 million.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect those investments, both available for sale and held to maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer for the years ended December 31, 2005 and 2004. There were no securities for either period in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U.S. Government agency securities	$61,469	$(722)	$29,851	$(593)	$91,320	$(1,315)
States and political subdivisions	47,706	(830)	18,583	(547)	66,289	(1,377)
Other Securities	41,523	(318)	—	—	41,523	(318)

Subtotal, debt securities	150,698	(1,870)	48,434	(1,140)	199,132	(3,010)
Mortgage-backed securities	40,651	(952)	45,607	(1,163)	86,258	(2,115)
Equity securities	1,786	(129)	99	(22)	1,885	(151)

Total	$193,135	$(2,951)	$94,140	$(2,325)	$287,275	$(5,276)

	December 31, 2004
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U.S. Government agency securities	$12,357	$(101)	$28,146	$(514)	$40,503	$(615)
States and political subdivisions	35,620	(344)	2,118	(39)	37,738	(383)
Other Securities	—	—	—	—	—	—

Subtotal, debt securities	47,977	(445)	30,264	(553)	78,241	(998)
Mortgage-backed securities	112,755	(369)	—	—	112,755	(369)
Equity securities	—	—	136	(17)	136	(17)

Total	$160,732	$(814)	$30,400	$(570)	$191,132	$(1,384)

At December 31, 2005, the combined depreciation in value of the 263 individual securities in an unrealized loss position was less than 1.25% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of December 31, 2005, represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Loans

Loans held for investment, net of unearned income, consist of the following at December 31:

	2005	2004
	(Amounts in thousands)

Real estate — commercial	$464,510	$453,899
Real estate — construction	143,976	112,732
Real estate — residential	504,386	457,386
Commercial, financial and agricultural	110,211	99,303
Loans to individuals for household and other consumer expenditures	106,148	113,424
All other loans	1,808	2,012

	$1,331,039	$1,238,756

Financial instruments whose contract amounts represent credit risk at December 31, 2005, are commitments to extend credit (including availability of lines of credit) of approximately $232.9 million and standby letters of credit and financial guarantees written of approximately $8.7 million. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Company is based on management’s credit evaluation and underwriting guidelines for the particular loan. Commitments outstanding at December 31, 2005 are summarized in the following table:

	Notional
	Amount	Rate
	(Dollars in thousands)

Real estate — commercial (fixed)	$8,039	4.25% - 12.00%
Real estate — commercial (variable)	26,462	4.24% - 9.75%
Real estate — construction (fixed)	14,301	5.00% - 9.00%
Real estate — construction (variable)	55,101	5.50% - 9.75%
Real estate — residential (fixed)	3,389	4.25% - 10.99%
Real estate — residential (variable)	47,821	2.99% - 12.00%
Commercial, financial, agricultural (fixed)	3,209	3.25% - 18.00%
Commercial, financial, agricultural (variable)	34,612	3.98% - 12.25%
Loans to individuals for household and other consumer expenditures (fixed)	3,709	3.24% - 18.50%
Loans to individuals for household and other consumer expenditures (variable)	1,469	4.50% - 18.00%

Total	$198,112

In the normal course of business, the Bank has made loans to directors and executive officers of the Company and its subsidiary. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans was $5.5 million and $6.7 million at December 31, 2005 and 2004, respectively. During 2005, $2.5 million of new loans were made, repayments totaled $3.5 million, and other decreases due to the change in composition of the Bank’s board members and executive officers approximated $131 thousand.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005 and 2004, overdrafts totaling $895 thousand and $1.5 million, respectively were reclassified as loans.

Note 5.	Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

	2005	2004	2003
	(Amounts in thousands)

Balance at January 1	$16,339	$14,624	$14,410
Provision for loan losses	3,706	2,671	3,419
Acquisition balance	—	1,786	1,583
Loans charged off	(6,936)	(4,174)	(6,121)
Recoveries credited to allowance	2,019	1,432	1,333

Net charge-offs	(4,917)	(2,742)	(4,788)
Reclassification of allowance for lending-related commitments(1)	(392)	—	—

Balance at December 31	$14,736	$16,339	$14,624

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

During 2005, 2004 and 2003, assets in the amounts of $1.3 million, $2.1 million and $1.6 million, respectively, were acquired through foreclosure and transferred to other real estate owned.

Management analyzes the loan portfolio regularly for concentrations of credit risk, including concentrations in specific industries and geographic location. At December 31, 2005, commercial real estate loans comprised 34.9% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent several different sectors of the commercial real estate market, including residential land development, single family and apartment building operators, commercial real estate lessors, and hotel/motel developers. Underwriting standards require comprehensive reviews and independent evaluations be performed on credits exceeding predefined market limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

The majority of the loans in the current portfolio, other than commercial and commercial real estate, were made and collateralized in Virginia, West Virginia, North Carolina, Tennessee and the surrounding Southeast area. Although sections of the West Virginia and Southwestern Virginia economies are closely related to natural resource production, they are supplemented by service industries. The Company’s presence in four states, Virginia, West Virginia, North Carolina and Tennessee provides additional diversification against geographic concentrations of credit risk.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	2005	2004	2003
	(Amounts in thousands)

Recorded investment in loans considered to be impaired	$4,645	$8,319	$7,649
Loans considered to be impaired that were on a non-accrual basis	3,383	2,096	1,609
Recorded investment in impaired loans with related allowance	3,555	8,319	7,189
Allowance for loan losses related to loans considered to be impaired	1,528	2,647	2,422
Average recorded investment in impaired loans	5,687	8,483	7,798
Total interest income recognized on impaired loans	338	389	443
Recorded investment in impaired loans with no related allowance	1,090	—	460

Note 6.	Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2005	2004
	(Amounts in thousands)

Land	$11,001	$11,012
Bank premises	31,631	32,673
Equipment	24,113	23,908

	66,745	67,593
Less: accumulated depreciation and amortization	31,752	30,233

Total	$34,993	$37,360

Total depreciation expense for years ended December 31, 2005, 2004, and 2003, was $3.3 million, $2.9 million, and $2.1 million, respectively

In 2004, the Company constructed new offices in one of its existing locations for the consolidation of its loan operations and paid the remaining costs for the construction of a new branch that was opened in 2004. The prime contractor for this construction was a firm in which an individual who is an immediate family member of two directors of the Company is a preferred shareholder. All branch construction contracts involving the related party were let pursuant to a competitive bidding process. Total payments to the related party were $247 thousand, $880 thousand, and $62 thousand in 2005, 2004, and 2003, respectively.

The Company also enters into land and building leases for the operation of banking and loan offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005:

Year Ended December 31:	(Amounts in thousands)

2006	$780
2007	704
2008	678
2009	331
2010	257
Later years	760

Total	$3,510

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total lease expense for the years ended December 31, 2005, 2004 and 2003 was $777 thousand, $692 thousand and $351 thousand, respectively. Certain portions of the above-listed leases have been sublet to third parties for properties not currently being used by the Company. The impact of the future lease payments to be received and the non-cancelable subleases are as follows:

Year Ended December 31:	(Amounts in thousands)

2006	$19
2007	19
2008	19
2009	19
2010	19
Later years	336

Total	$431

Note 7.	Deposits

The following is a summary of interest-bearing deposits by type as of December 31:

	2005	2004
	(Amounts in thousands)

Interest-bearing demand deposits	$144,314	$150,127
Money market accounts	161,958	168,039
Savings deposits	193,226	217,095
Certificates of deposit	597,928	519,539
Individual Retirement Accounts	77,976	82,765

Total	$1,175,402	$1,137,565

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

(Amounts in thousands)

2006	$422,395
2007	127,328
2008	46,152
2009	36,122
2010 and thereafter	43,907

$675,904

Time deposits of $100 thousand or more are $247.5 million and $202.4 million at December 31, 2005 and 2004, respectively. Interest expense on these deposits is $7.4 million, $5.5 million, and $5.7 million for 2005, 2004, and 2003, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the scheduled maturities of certificates of deposit of $100 thousand or more are as follows:

(Amounts in thousands)

Three Months or Less	$61,762
Over Three to Six Months	35,218
Over Six to Twelve Months	59,398
Over Twelve Months	91,104

Total	$247,482

Included in total deposits are deposits by related parties in the total amount of $23.4 million and $21.6 million at December 31, 2005 and 2004, respectively.

Note 8.	Borrowings

The following table details borrowings as of December 31:

	2005	2004
	(Amounts in thousands)

Federal funds purchased	$82,500	$32,500
Securities sold under agreements to repurchase	124,154	109,857
FHLB borrowings	113,767	116,836
Subordinated debt	15,464	15,000
Other indebtedness	—	19

Total	$335,885	$274,212

The following table details maturities of FHLB borrowings, other indebtedness and subordinated debt as of December 31, 2005.

(Amounts in thousands)

2006	$384
2007	6,260
2008	25,000
2009	—
2010	25,000
2011 and thereafter	57,123

$113,767

The Bank is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. At December 31, 2005, credit availability with the FHLB totaled approximately $217.3 million. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans of $430.6 million, mortgage-backed securities, and certain other investment securities. The FHLB advances are subject to restrictions or penalties in the event of prepayment.

Structured term borrowings from the FHLB of $106.1 million and $107.4 million at December 31, 2005 and 2004, respectively, in the form of convertible and callable advances. The callable advances may be called (redeemed) at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit product, or converted to an adjustable rate advance. At December 31, 2005 and 2004, the Company also held non-callable term advances of $7.7 million and $9.4 million, respectively.

Other various debt obligations of the Company were zero in 2005 and approximated $19 thousand at December 31, 2004.

The following schedule details the outstanding FHLB advances, rates and corresponding final maturities at December 31, 2005.

	Principal
	Amount			Next Call
	of Advance	Rate	Maturity	Date
	(Dollars in thousands)

Callable advances	$6,102	4.75%	1/31/11	1/31/06
	25,000	5.47%	10/4/10	1/4/06
	25,000	3.83%	2/14/08	2/14/06
	50,000	3.64%	6/27/12	6/27/08

	$106,102
Noncallable advances	$384	5.01%	12/11/06	N/A
	1,260	4.14%	5/2/07	N/A
	5,000	4.24%	1/30/07	N/A
	1,021	2.95%	7/1/13	N/A

	$7,665

Total advances	$113,767

In December 2005, the Company prepaid certain of its higher-rate FHLB borrowings totaling $77 million. The prepayment penalty incurred in connection with the early termination of those obligations was $3.8 million.

In January 2006, the Company borrowed an additional $75 million from the FHLB. The advances have a LIBOR-based floating interest rate and the initial rate was 4.09%. The advances have a European call option in 5 years and mature in 15 years.

Note 9.	Income Taxes, Continuing Operations

The components of income tax expense from continuing operations consist of the following:

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Income tax provisions consists of:
Current tax expense
Federal	$7,673	$8,977	$10,302
State	654	662	725

	8,327	9,639	11,027
Deferred tax expense
Federal	1,673	137	29
State	191	10	2

	1,864	147	31

	$10,191	$9,786	$11,058

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(Amounts in thousands)

Deferred tax assets:
Allowance for credit losses	$6,043	$6,417
Unrealized losses on assets	362	443
Deferred compensation	2,164	1,826
Deferred loan fees	526	767
Low income investments, basis difference	338	285
Unrealized loss on securities available for sale	515	—
Unrealized capital loss	229	406
Other	126	150

Total deferred tax assets	$10,303	$10,294
Deferred tax liabilities:
Intangible assets	$3,091	$3,222
Odd days interest deferral	2,206	1,324
Fixed assets	1,289	1,336
Accrued discounts	736	675
Deferred gain on involuntary conversion	365	365
Deferred gain on sale of assets	383	—
Unrealized gain on securities available for sale	—	1,573
Other	55	42

Total deferred tax liabilities	8,125	8,537

Net deferred tax assets	$2,178	$1,757

Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. State and municipal bond income represent the most significant permanent tax difference. These additional permanent differences resulted in a consolidated effective tax rate of 27.7% in 2005, compared to 25.6% in 2004 and 29.1% in 2003.

The reconciliation of the statutory federal tax rate and the effective tax rates from continuing operations for the years ended December 31, 2005, 2004 and 2003 are as:

	Years Ended December 31,
	2005	2004	2003

Tax at statutory rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest, net of nondeductible expense	(6.70)%	(6.36)%	(5.68)%
State income taxes, net of federal benefit	2.19%	1.22%	1.25%
Other, net	(2.67)%	(2.53)%	(1.30)%

Effective tax rate	27.82%	27.33%	29.27%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Employee Benefits

Employee Stock Ownership and Savings Plan

The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

Employer Stock Fund:  Annual contributions to the stock portion of the plan are made at the discretion of the Board of Directors, and are allocated to plan participants on the basis of relative compensation. Substantially all plan assets are invested in common stock of the Company. Total expense recognized by the Company related to the Employer Stock Fund within the KSOP was $891 thousand, $913 thousand and $825 thousand in 2005, 2004 and 2003, respectively. The Company reports the contributions to the plan as a component of employee compensation and benefits. The 2005 contribution rate was 4.0% of eligible employee compensation. At December 31, 2005, the Employer Stock Fund held 519,255 shares of the Company’s stock.

Employee Savings Plan:  The Company provides a 401(k) Savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. The cost of Company contributions under the Savings Plan component of the KSOP was $967 thousand, $870 thousand, and $680 thousand in 2005, 2004 and 2003, respectively. The Company’s matching contributions are at the discretion of the Board up to 100% of elective deferrals of no more than 6% of compensation. The Company matching rate was 100% for 2005, 2004, and 2003. The employee participants have various investment alternatives available in the 401(k) Savings feature, but Company securities are not permitted as an investment alternative.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment and long-term disability insurance benefits to all full-time employees who elect coverage under this program (basic life, accidental death and dismemberment, and long-term disability coverage are automatic). The health plan is managed by a third party administrator. Monthly employer and employee contributions are made to a tax-exempt employer benefits trust against which the third party administrator processes and pays claims. Stop loss insurance coverage limits the Company’s funding requirements and risk of loss to $75 thousand and $3.2 million for individual and aggregate claims, respectively. Total Company expenses under the plan were $2.7 million, $2.2 million, and $2.0 million in 2005, 2004 and 2003, respectively.

Deferred Compensation Plan

The Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability at December 31, 2005 and 2004 was approximately $511 thousand and $540 thousand, respectively. The annual expenses associated with this plan were $41 thousand, $10 thousand and $42 thousand for 2005, 2004 and 2003, respectively. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

The Company maintains a life insurance contract on the life of one of the participants covered under this plan. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $865 thousand and $727 thousand at December 31, 2005 and 2004, respectively.

Executive Retention Plan

The Company maintains an Executive Retention Plan for key members of senior management. This Plan provides for a benefit at normal retirement (age 62) targeted at 35% of final compensation projected at an assumed 3% salary progression rate. Benefits under the Plan become payable at age 62. Actual benefits payable under the

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company funded the contracts through the purchase of bank-owned life insurance, (“BOLI”), which is anticipated to fully fund the projected benefit payout after retirement. The cash surrender value of the BOLI for the Executive Retention Plan at December 31, 2005 and 2004, was $6.8 million and $6.6 million, respectively. The associated projected benefit obligation accrued as of year-end 2005 and 2004 was $2.5 million and $2.0 million, respectively, while the associated obligation expense incurred in connection with the Executive Plan was $247 thousand, $307 thousand and $170 thousand for 2005, 2004 and 2003, respectively. The income derived from policy appreciation was $230 thousand, $248 thousand and $234 thousand in 2005, 2004 and 2003, respectively.

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

Directors Supplemental Retirement Plan

In 2001, the Company established the Directors Supplemental Retirement Plan (the “Directors Plan”) for its non-employee directors. The Directors Plan provides for a benefit upon retirement from service on the Board at specified ages depending upon length of service or death. Benefits under the Directors Plan become payable at age 70, 75, and 78 depending upon the individual director’s age and original date of election to the Board. Actual benefits payable under the Directors Plan are dependent on an indexed retirement benefit formula that accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company’s tax-effected cost of funds for that plan year. Benefits under the Directors Plan are dependent on the performance of the insurance contracts and are not guaranteed by the Company. Participants in the Directors Plan vest in the indexed benefit balance as it accrues.

In connection with the Directors Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements (the “Agreements”) with certain directors covered under the Directors Plan. Under the Agreements, the Company shares 80% of death benefits, after recovery of cash surrender value, with the designated beneficiaries of the executives under life insurance contracts referenced in the Retention Plan. The Company, as owner of the policies, retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies.

The Directors Plan also contains provisions for change of control, as defined, which allow the directors to retain benefits under the Directors Plan in the event of a termination of service, other than for cause, during the

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 months prior to a change in control or anytime thereafter, unless the director voluntarily terminates his service within 90 days following the change in control.

The expenses associated with the Directors Plan for 2005, 2004 and 2003 were $322 thousand, $202 thousand and $155 thousand, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity, and related information for the years ended December 31 is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Option	Exercise	Option	Exercise	Option	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	401,875	$20.79	414,809	$19.01	291,638	$19.25
Granted	31,675	29.78	42,000	26.24	75,186	29.15
Acquired with CommonWealth	—	—	—	—	120,155
Exercised	38,146	13.69	54,873	11.58	63,095	11.44
Forfeited	11,842	25.72	61	—	9,075	—

Outstanding, end of year	383,562	$22.08	401,875	$20.79	414,809	$19.01

Exercisable at end of year	256,327	$20.78	225,549	$18.62	105,460	$12.67
Weighted-average fair value of options granted during the year	$6.53		$6.79		$7.05

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model and certain assumptions. The fair values of grants made in the last three years were estimated using the following weighted-average assumptions:

	2005	2004	2003

Volatility	28.26%	30.10%	22.80%
Expected dividend yield	3.54%	3.10%	2.96%
Expected term (in years)	5.53	6.60	11.97
Risk-free rate	4.10%	3.99%	4.03%

Additional information regarding stock options outstanding and exercisable at December 31, 2005 is provided in the following table:

					Weighted-
			Weighted-		Average
		Weighted-	Average	Number of	Exercise Price
Ranges of	Number of	Average	Remaining	Options	of Options
Exercise	Options	Exercise	Contractual	Currently	Currently
Prices ($)	Outstanding	Price	Life (Years)	Exercisable	Exercisable

$ 7.66 - $12.62	22,188	$8.65	3.34	22,188	$8.65
$12.63 - $17.59	91,075	14.86	15.02	64,249	15.03
$17.60 - $22.56	67,163	20.63	11.07	67,163	20.63
$22.57 - $27.53	100,822	25.16	12.99	53,291	25.04
$27.54 - $32.51	102,314	29.35	13.73	49,436	29.26

	383,562	$22.08	12.78	256,327	$20.78

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Awards

The 2004 Plan permits the granting of restricted and unrestricted stock grants either alone, in addition to, or in tandem with other awards made by the Company. Stock grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s stock. Such value is recognized as expense over the corresponding service period. The Company granted restricted and unrestricted stock awards of 750 shares with a weighted-average value of $30.98 and 5,000 shares with a weighted-average $26.24 in 2005 and 2004, respectively.

Note 11.	Litigation, Commitments and Contingencies

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

Financial instruments whose contract amounts represent credit risk at December 31, 2005 and 2004, are commitments to extend credit (including availability of lines of credit) of $232.9 million and $156.7 million, respectively, and standby letters of credit and financial guarantees written of $8.7 million and $8.3 million, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) upon a dissolution or termination of the trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the trust remaining available for distribution.

The previously disclosed state tax audit of state income, franchise, and sales tax in one of the Company’s tax jurisdictions was recently concluded. The outcome of this audit was favorable to the Company and resulted in total state income and franchise tax refunds of approximately $473 thousand, subject to the final filing of amended returns. The Company regularly evaluates the tax provision and continues to believe that it has established appropriate provisions for state income and franchise taxes.

Note 12.	Regulatory Capital Requirements and Restrictions

The primary source of funds for dividends paid by the Company is dividends received from the Bank. Dividends paid by the Bank are subject to restrictions by banking regulations. The most restrictive provision of the regulations requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year’s net income, as defined, plus retained net profit of the two preceding years. During 2006, subsidiary accumulated earnings available for distribution as dividends to the Company without prior approval are $38.1 million plus net income for the interim period through the date of dividend declaration.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The entity’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios for total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2005, the Company and banking subsidiary met all capital adequacy requirements to which they are subject. As of December 31, 2005 and 2004, the most recent notifications from the Federal Reserve Board categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the institution’s category.

	December 31, 2005
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$164,864	11.65%	$113,218	8.00%	N/A	N/A
First Community Bank, N. A.	154,709	10.99%	112,639	8.00%	$140,799	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$149,154	10.54%	$56,609	4.00%	N/A	N/A
First Community Bank, N. A.	139,508	9.91%	56,319	4.00%	$84,479	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	$149,154	7.77%	$76,772	4.00%	N/A	N/A
First Community Bank, N. A.	139,508	7.30%	76,418	4.00%	$95,522	5.00%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$150,673	12.09%	$99,677	8.00%	N/A	N/A
First Community Bank, N. A.	139,854	11.24%	99,546	8.00%	$124,433	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$134,562	10.80%	$49,839	4.00%	N/A	N/A
First Community Bank, N. A.	124,290	9.99%	49,773	4.00%	$74,660	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	$134,562	7.62%	$70,630	4.00%	N/A	N/A
First Community Bank, N. A.	124,290	7.06%	70,386	4.00%	$87,982	5.00%

At December 31, 2005, $15.5 million in subordinated debt is treated as Tier 1 capital for bank regulatory purposes.

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

Note 13.	Other Operating Expenses

Included in other operating expenses are certain costs, the total of which exceeds one percent of combined interest income and non-interest income. Following are such costs for the years indicated:

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Advertising and public relations	$1,158	$1,323	$1,268
Telephone and data communications	1,488	1,561	1,208
FHLB Prepayment penalties	3,794	—	—

Note 14.	Fair Value of Financial Instruments

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)

Assets
Cash and cash equivalents	$57,539	$57,539	$54,746	$54,746
Securities available for sale	404,381	404,381	375,997	375,997
Securities held to maturity	24,173	24,877	34,221	35,610
Loans held for sale	1,274	1,278	1,194	1,194
Loans held for investment	1,316,303	1,304,804	1,222,417	1,225,691

Liabilities
Demand deposits	230,542	230,542	221,499	221,499
Interest-bearing demand deposits	144,314	123,062	318,166	318,166
Savings deposits	355,184	333,594	217,095	217,095
Time deposits	675,904	666,439	602,304	597,965
Federal funds purchased	82,500	82,500	32,500	32,500
Securities sold under agreements to repurchase	124,154	124,154	109,857	109,857
FHLB and other indebtedness	129,231	128,951	131,855	139,279

Financial Instruments with Book Value Equal to Fair Value

The book values of cash and due from banks and federal funds sold and purchased are considered to be equal to fair value as a result of the short-term nature of these items.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deposits and Securities Sold Under Agreements to Repurchase

Deposits without a stated maturity, including demand, interest-bearing demand, and savings accounts, are reported at their carrying value in accordance with SFAS 107. No value has been assigned to the franchise value of these deposits. For other types of deposits with fixed maturities, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on deposits with similar characteristics and maturities. Securities sold under agreements to repurchase are reported at their carrying value.

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

Note 15.	Parent Company Financial Information

Condensed financial information related to First Community Bancshares, Inc. as of December 31, 2005 and 2004, and for each of the years ended December 31, 2005, 2004, and 2003, is as follows:

	December 31,
Condensed Balance Sheets	2005	2004
	(Amounts in thousands)

Assets
Cash	$1,344	$5,081
Securities available for sale	8,874	6,127
Investment in subsidiary	199,109	187,206
Other assets	651	963

Total assets	$209,978	$199,377

Liabilities
Other liabilities	$13	$680
Long-term debt	15,464	15,464

Total liabilities	15,477	16,144
Stockholders’ Equity
Common stock	11,496	11,472
Additional paid-in capital	108,573	108,263
Retained earnings	82,828	68,019
Treasury stock	(7,625)	(6,881)
Accumulated other comprehensive income	(771)	2,360

Total stockholders’ equity	194,501	183,233

Total liabilities and stockholders’ equity	$209,978	$199,377

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
Condensed Statements of Income	2005	2004	2003
	(Amounts in thousands,
	except per share data)

Cash dividends received from subsidiary bank	$11,600	$12,600	$11,900
Other income	823	339	1,257
Operating expense	(1,808)	(1,361)	(790)

	10,615	11,578	12,367
Income tax benefit (expense)	662	606	(5)
Equity in undistributed earnings of subsidiary — continuing operations	15,026	10,180	14,357

Net income from continuing operations	$26,303	$22,364	$26,719

Equity in undistributed (loss) earnings of subsidiary — discontinued operations	—	—	(1,481)

Net (loss) income from discontinued operations	—	—	(1,481)

Net income	$26,303	$22,364	$25,238

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Cash flows from operating activities
Net income	$26,303	$22,364	$25,238
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary — continuing operations	(15,026)	(10,180)	(14,357)
Equity in undistributed earnings of subsidiary — discontinued operations	—	—	1,481
Gain on sale of securities	(513)	(94)	(999)
Decrease in other assets	312	527	849
(Decrease) increase in other liabilities	(666)	93	87
Other, net	379	3	—

Net cash provided by operating activities	10,789	12,713	12,299

Cash flows from investing activities
Purchase of securities available for sale	(3,819)	(526)	(323)
Payments for investments in and advances to shareholders	—	—	(15,000)
Proceeds from sale of securities available for sale	1,568	430	1,845

Net cash (used in) provided by investing activities	(2,251)	(96)	(13,478)

Cash flows from financing activities
Repayment of long-term debt	—	—	—
Net Proceeds from debt related to the issuance of Trust Preferred Securities	—	—	14,560
Issuance of common stock	522	504	709
Acquisition of treasury stock	(1,303)	(1,196)	(4,977)
Dividends paid	(11,494)	(11,239)	(10,847)

Net cash (used in) provided by financing activities	(12,275)	(11,931)	(555)

Net (decrease) increase in cash and cash equivalents	(3,737)	686	(1,734)
Cash and cash equivalents at beginning of year	5,081	4,395	6,129

Cash and cash equivalents at end of year	$1,344	$5,081	$4,395

Note 16.	Discontinued Operations

On August 18, 2004, the Company sold United First Mortgage, Inc., its mortgage banking subsidiary headquartered in Richmond, Virginia. The transaction resulted in the sale of 100% of the stock of the mortgage banking subsidiary for cash consideration of approximately $250 thousand. The transaction produced an after-tax gain of approximately $387 thousand. This sale completed the Company’s exit from its mortgage banking operations.

The business related to the former mortgage banking subsidiary is accounted for as discontinued operations in accordance with SFAS 144 for all periods presented in this report. The results of the former mortgage banking

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary are presented as discontinued operations in a separate category on the income statement following results from continuing operations.

During the fourth quarter of 2003, the Company performed its annual impairment test of goodwill, resulting in a charge off of approximately $400 thousand of goodwill related to the mortgage banking subsidiary. Following the 2004 decision to sell the subsidiary, the remaining $1.4 million of goodwill was considered impaired and subsequently charged off. These charges are included in the “loss from discontinued operations” category on the consolidated income statement and as a reduction to “assets related to discontinued operations” on the balance sheet.

The results of discontinued operations for the most recent three years ended December 31 are as follows:

	Year Ended December 31,
	2005	2004	2003
	(Amounts in thousands)

Interest Income
Interest & fees on loans held for sale	$—	$681	$2,367
Income on investments taxable	—	6	21
Interest on fed funds and time deposits	—	3	11

Total interest income	—	690	2,399
Interest Expense
Interest on short term borrowings	—	505	1,975
Interest on other borrowings	—	2	2

Total interest expense	—	507	1,977
Net interest income	—	183	422
Other Income
Gain (loss) on securities	—	13	—
Mortgage banking income	—	943	7,165

Total other income	—	956	7,165
Other Expenses
Salaries and benefits	25	2,990	6,115
Occupancy expense	—	229	436
Furniture and equipment expense	35	106	254
Other operating expense	173	3,560	2,956

Total other expenses	233	6,885	9,761
Loss before income taxes (2004 includes a $570 thousand loss on the disposition of UFM)	(233)	(5,746)	(2,174)
Applicable income tax benefit (2004 includes a tax benefit of $957 thousand related to the disposition of UFM)	(91)	(2,090)	(693)

Net loss	$(142)	$(3,656)	$(1,481)

There were no discontinued assets and liabilities from the former mortgage banking subsidiary for the periods ended December 31, 2005 and 2004.

The discontinued cash flows for 2004 and 2003 have been revised to conform with the current year’s presentation, which details cash flows from operating, investing, and financing activities.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.	Supplemental Financial Data (Unaudited)

Quarterly earnings for the years ended December 31, 2005 and 2004, are as follows:

	2005
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(Amounts in thousands, except per share data)

Interest income	$25,188	$26,790	$28,293	$29,237
Interest expense	7,435	8,268	9,572	10,605

Net interest income	17,753	18,522	18,721	18,632
Provision for loan losses	691	1,073	1,060	882

Net interest income after provision for loan losses	17,062	17,449	17,661	17,750
Other income	3,700	4,449	4,496	8,907
Net securities gains	22	121	536	74
Other expenses	12,496	13,301	13,118	16,676

Income before income taxes	8,288	8,718	9,575	10,055
Income taxes	2,237	2,494	2,641	2,819

Net income from continuing operations	6,051	6,224	6,934	7,236
Loss from discontinued operations before income tax	(131)	(39)	(36)	(27)
Income tax benefit	(51)	(15)	(14)	(11)

Loss from discontinued operations	(80)	(24)	(22)	(16)

Net income	$5,971	$6,200	$6,912	$7,220

Per share:
Basic earnings	$0.53	$0.55	$0.61	$0.64
Basic earnings continuing	$0.54	$0.55	$0.61	$0.64
Diluted earnings	$0.53	$0.55	$0.61	$0.64
Diluted earnings continuing	$0.53	$0.55	$0.61	$0.64
Dividends	$0.255	$0.255	$0.255	$0.255

Weighted average basic shares outstanding	11,259	11,274	11,275	11,268

Weighted average diluted shares outstanding	11,339	11,344	11,343	11,341

	2004
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(Amounts in thousands, except per share data)

Interest income	$22,229	$24,356	$24,649	$24,902
Interest expense	6,245	6,729	6,948	7,031

Net interest income	15,984	17,627	17,701	17,871
Provision for loan losses	532	723	1,152	264

Net interest income after provision for loan losses	15,452	16,904	16,549	17,607
Other income	3,232	4,136	4,218	4,139
Net securities gains	11	1,438	60	95
Other expenses	10,910	12,226	12,237	12,662

Income before income taxes	7,785	10,252	8,590	9,179
Income taxes	2,183	2,666	1,968	2,969

Net income from continuing operations	5,602	7,586	6,622	6,210
Loss from discontinued operations before income tax	(1,891)	(2,374)	(1,266)	(215)
Income tax benefit	(450)	(502)	(1,054)	(84)

Loss from discontinued operations	(1,441)	(1,872)	(212)	(131)

Net income	$4,161	$5,714	$6,410	$6,079

Per share:
Basic earnings	$0.37	0.51	0.57	0.54
Basic earnings continuing	$0.50	0.67	0.59	0.55
Diluted earnings	$0.37	0.50	0.57	0.54
Diluted earnings continuing	$0.49	0.67	0.58	0.55
Dividends	$0.25	$0.25	$0.25	$0.25

Weighted average basic shares outstanding	11,245	11,229	11,232	11,248

Weighted average diluted shares outstanding	11,348	11,320	11,327	11,355

Note 18.	Subsequent Events

Subsequent to year-end, the Company signed definitive agreements to sell its branch locations in Drake’s Branch, Virginia, and Rowlesburg, West Virginia. The following table presents details about the two transactions based on December 31, 2005, loans and deposits outstanding.

	Drakes Branch,	Rowlesburg,
	Virginia	West Virginia
	(Amounts in thousands)

Loans	$1,926	$3,193
Deposits	16,142	10,721
Expected deposit premium	726	382

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors and the
Shareholders of First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the First Community Bancshares, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Community Bancshares, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006, expressed an unqualified opinion thereon.

Charleston, West Virginia
March 3, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

First Community Bancshares, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

We, as management of the Company, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

The Report of Independent Registered Accounting Firm on Management’s Report on Internal Control Over Financial Reporting appears hereafter in Item 8 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors
First Community Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that First Community Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First Community Bancshares, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of First Community Bancshares, Inc.’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Community Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Community Bancshares, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of First Community Bancshares, Inc. and our report dated March 3, 2006, expressed an unqualified opinion thereon.

Charleston, West Virginia
March 3, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management’s Report on Internal Control Over Financial Reporting and The Report of Independent Registered Accounting Firm on Management’s Report on Internal Control Over Financial Reporting are each hereby incorporated by reference from Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers appears under the headings of “Election of Directors”, “Continuing Directors”, and “Executive Officers who are not Directors” of the Proxy Statement relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information appears under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s Code of Ethics is available on the Company’s website at http:/www.fcbinc.com and was filed as Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003. Since its adoption, there have been no amendments to or waivers of the code of ethics related to any of the above officers.

A portion of the information relating to Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee Financial Expert appears under the heading “Report of the Audit Committee” of the Proxy Statement relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

Harold V. Groome, Jr.	A. A. Modena
Chairman, Groome Transportation, Inc.; Chairman Groome Transportation of Georgia, Inc.	Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President & Chief Executive Officer, The Flat Top National Bank of Bluefield; Member Executive Committee; Chairman, Nominating Committee

Allen T. Hamner Professor of Chemistry, West Virginia Wesleyan College; Member Executive Committee, Audit Committee and Member Nominating Committee	Robert E. Perkinson, Jr. Past Vice President — Operations, MAPCO Coal, Inc. — Virginia Region; Chairman, Audit Committee

B. W. Harvey Retired — Former President, Highlands Real Estate Management, Inc.; Member Executive Committee and Audit Committee; Member Nominating Committee	William P. Stafford President, Princeton Machinery Service, Inc.; Chairman, First Community Bancshares, Inc.; Chairman, Executive Committee

I. Norris Kantor Of Counsel, Katz, Kantor & Perkins, Attorneys-at-Law	William P. Stafford, II Attorney-at-Law, Brewster, Morhous, Cameron, Mullins, Caruth, Moore, Kersey & Stafford, PLLC; Member Executive Committee
John M. Mendez President and Chief Executive Officer, First Community Bancshares, Inc.; Executive Vice President, First Community Bank, N.A.; Member Executive Committee

EXECUTIVE OFFICERS, FIRST COMMUNITY BANCSHARES, INC.

John M. Mendez	Mark A. Wendel
President and Chief Executive Officer	Chief Financial Officer

Robert L. Buzzo	E. Stephen Lilly
Vice President and Secretary	Chief Operating Officer

BOARD OF DIRECTORS, FIRST COMMUNITY BANK, N. A.

Dr. James P. Bailey	B. W. Harvey
Retired Veterinarian, Veterinary Associates, Inc.; Chairman, Emeritus, First Community Bank, N.A.	Retired — Former President, Highlands Real Estate Management, Inc.; Chairman, First Community Bank, N.A.

W. C. Blankenship, Jr.	I. Norris Kantor
Agent, State Farm Insurance	Partner, Katz, Kantor & Perkins, Attorneys-at-Law

D. L. Bowling, Jr.	John M. Mendez
President, True Energy, Inc.	President and Chief Executive Officer, First Community Bancshares, Inc.; Executive Vice President, First Community Bank, N.A.

Juanita G. Bryan	A. A. Modena
Homemaker	Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

Robert L. Buzzo	Robert E. Perkinson, Jr.
Vice President and Secretary, First Community Bancshares, Inc.; President, First Community Bank, N.A.	Past Vice President — Operations, MAPCO Coal, Inc. — Virginia Region

Sam Clark	Clyde B. Ratliff
Agent, State Farm Insurance Owner, Country Junction Company, Inc.	President, Gasco Drilling, Inc.

C. William Davis	William P. Stafford
Attorney-at-Law, Richardson & Davis	President, Princeton Machinery Service, Inc.

Harold V. Groome, Jr.	William P. Stafford, II
Chairman, Groome Transportation, Inc.; Chairman, Groome Transportation of Georgia, Inc.	Attorney at Law, Brewster, Morhous, Cameron, Mullins, Caruth, Moore, Kersey & Stafford, PLLC

Franklin P. Hall	Frank C. Tinder
Businessman; Senior Partner, Hall & Family Law Firm	President, Tinder Enterprises, Inc. and Tinco Leasing Corporation

Allen T. Hamner, Ph.D.	Dale F. Woody
Professor of Chemistry, West Virginia Wesleyan College	President, Woody Lumber Company

ITEM 11.	EXECUTIVE COMPENSATION.

The required information concerning management remuneration has been omitted in accordance with General Instruction G. Such information appears under the headings of “Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Executive Compensation for the Three Years Ended December 31, 2005”, “Stock Options”, “Options Deemed Granted in Last Fiscal Year”, “Option Exercises in Last Fiscal Year”, “Wrap Plan”, “Executive Retention Plan”, “Directors’ Supplemental Retirement Plan”, and “Indemnification Agreements” of the Proxy Statement relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appears under the heading of “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” of the Proxy Statement relating to the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

The following table presents information for all equity compensation plans with individual compensation arrangements (whether with employees or non-employees such as directors), in effect as of December 31, 2005.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	67,800	$26.35	129,825
Equity compensation plans not approved by security holders	319,762	20.90	80,443

Total	387,562		210,268

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The required information concerning certain relationships and related transactions has been omitted in accordance with General Instruction G. Such information appears under the heading of “Transactions with Directors and Officers” in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The required information concerning principal accountant fees and services has been omitted in accordance with General Instruction G. Such information appears under the heading of “Audit Fees” in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report

(1) Financial Statements

The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the Independent Registered Public Accounting Firm’s Report dated March 3, 2006 are incorporated by reference to Item 8 hereof.

(2) Financial Statement Schedules

No financial statement schedules are being filed since the required information is inapplicable or is presented in the consolidating financial statements or related notes.

(b)	Exhibits

Exhibit No.			Exhibit

2.1		—	Agreement and Plan of Merger dated as of January 27, 2003, and amended as of February 25, 2003, among First Community Bancshares, Inc., First Community Bank, National Association, and The CommonWealth Bank.(1)
3	(i)	—	Articles of Incorporation of First Community Bancshares, Inc., as amended.(2)
3	(ii)	—	Bylaws of First Community Bancshares, Inc., as amended.(2)
4.1		—	Specimen stock certificate of First Community Bancshares, Inc.(7)
4.2		—	Indenture Agreement dated September 25, 2003.
4.3		—	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.
4.4		—	Preferred Securities Guarantee Agreement dated September 25, 2003.
10.1		—	First Community Bancshares, Inc. 1999 Stock Option Plan.(2)(3)
10.2		—	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(4)
10.3		—	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez.(2)(5)
10.4		—	First Community Bancshares, Inc. 2000 Executive Retention Plan.(3)
10.5		—	First Community Bancshares, Inc. Split Dollar Plan and Agreement.(3)
10.6		—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
10.7		—	First Community Bancshares, Inc. Wrap Plan.(7)
10.8		—	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis.(8)
10.9		—	Agreement and Plan of Merger dated as of December 31, 2003 among First Community Bancshares, Inc., First Community Bank, National Association, and PCB Bancorp.(9)
10.10		—	Form of Indemnification Agreement between First Community Bancshares, its Directors and Certain Executive Officers.(10)
10.11		—	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers.(10)
10.12		—	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan.(11)
10	.13*	—	Change of control agreement between First Community Bank, N.A. and Mark A. Wendel.
11		—	Statement regarding computation of earnings per share.(6)
12	*	—	Computation of Ratios.
14		—	Code of Ethics.(12)
21		—	Subsidiaries of Registrant — Reference is made to “Item 1. Business” for the required information.
23	*	—	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
31	.1*	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.

Exhibit No.			Exhibit

31	.2*	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.
32	*	—	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on January 28, 2003 and February 26, 2003.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999 filed on March 30, 2000 as amended April 13, 2000.

(4)	The options agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed on August 14, 2002.

(5)	First Community Bancshares, Inc. has entered into substantially identical agreements with Messrs. Buzzo and Lilly, with the only differences being with respect to titles, salary and the use of a vehicle.

(6)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

(7)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002 filed on March 25, 2003 as amended on March 31, 2003.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003.

(9)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed with the Commission on December 31, 2003.

(10)	Form of indemnification agreement entered into by the Company and by First Community Bank N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore.

(11)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(12)	Incorporated by reference from the Annual Report of Form 10-K for the period ended December 31, 2003 filed on March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March 2006.

First Community Bancshares, Inc.
(Registrant)

By:	/s/ John M. Mendez
John M. Mendez
President and Chief Executive Officer

By:	/s/ Mark A. Wendel
Mark A. Wendel
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Mendez John M. Mendez	Director, President and Chief Executive Officer	March 3, 2006

/s/ Mark A. Wendel Mark A. Wendel	Chief Financial Officer Chief Accounting Officer	March 3, 2006

/s/ Harold V. Groome, Jr. Harold V. Groome, Jr.	Director	March 3, 2006

/s/ Allen T. Hamner Allen T. Hamner	Director	March 3, 2006

/s/ B. W. Harvey B. W. Harvey	Director	March 3, 2006

/s/ I. Norris Kantor I. Norris Kantor	Director	March 3, 2006

/s/ A. A. Modena A. A. Modena	Director	March 3, 2006

Signature	Title	Date

/s/ Robert E. Perkinson, Jr. Robert E. Perkinson, Jr.	Director	March 3, 2006

/s/ William P. Stafford William P. Stafford	Chairman of the Board of Directors	March 3, 2006

/s/ William P. Stafford, II William P. Stafford, II	Director	March 3, 2006