Form 10-Q
period 2006-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2006-05-10
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                           Large accelerated filer ☐                   Accelerated filer ☑                   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class – Common Stock, $1.00 Par Value; 11,204,584 shares outstanding as of April 28, 2006

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended March 31, 2006

PART I.
ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
(Amounts in Thousands, Except Share Data)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$46,953	$46,872
Interest-bearing balances with banks	59,005	10,667

Total cash and cash equivalents	105,958	57,539
Securities available for sale (amortized cost of $400,600 at March 31, 2006; $405,667 at December 31, 2005)	396,691	404,381
Securities held to maturity (fair value of $23,328 at March 31, 2006; $24,877 at December 31, 2005)	22,789	24,173
Loans held for sale	848	1,274
Loans held for investment, net of unearned income	1,329,666	1,331,039
Less allowance for loan losses	14,797	14,736

Net loans held for investment	1,314,869	1,316,303
Premises and equipment	35,636	34,993
Other real estate owned	867	1,400
Interest receivable	10,664	10,232
Goodwill and other intangible assets	61,028	61,119
Other assets	39,512	41,069

Total Assets	$1,988,862	$1,952,483

Liabilities
Deposits:
Noninterest-bearing	$246,521	$230,542
Interest-bearing	1,195,569	1,175,402

Total Deposits	1,442,090	1,405,944
Interest, taxes and other liabilities	15,471	16,153
Federal funds purchased	—	82,500
Securities sold under agreements to repurchase	131,009	124,154
FHLB borrowings and other indebtedness	204,192	129,231

Total Liabilities	1,792,762	1,757,982

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 and 11,496,312 shares issued at March 31, 2006, and December 31, 2005, including 284,434 and 244,509 shares in treasury, respectively	11,499	11,496
Additional paid-in capital	108,629	108,573
Retained earnings	86,755	82,828
Treasury stock, at cost	(8,934)	(7,625)
Accumulated other comprehensive income	(1,849)	(771)

Total Stockholders’ Equity	196,100	194,501

Total Liabilities and Stockholders’ Equity	$1,988,862	$1,952,483

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Amounts in Thousands Except Share and Per Share Data)	2006	2005
Interest Income
Interest and fees on loans held for investment	$23,925	$20,728
Interest on securities-taxable	2,878	2,296
Interest on securities-nontaxable	1,825	1,949
Interest on deposits in banks	296	215

Total interest income	28,924	25,188
Interest Expense
Interest on deposits	7,647	4,962
Interest on borrowings	3,211	2,473

Total interest expense	10,858	7,435

Net interest income	18,066	17,753
Provision for loan losses	408	691

Net interest income after provision for loan losses	17,658	17,062

Noninterest Income
Fiduciary income	683	689
Service charges on deposit accounts	2,417	2,148
Other service charges, commissions and fees	740	659
Gain on sale of securities	159	22
Other operating income	1,148	204

Total noninterest income	5,147	3,722

Noninterest Expense
Salaries and employee benefits	7,901	7,318
Occupancy expense of bank premises	1,040	943
Furniture and equipment expense	850	784
Core deposit amortization	90	110
Other operating expense	3,452	3,341

Total noninterest expense	13,333	12,496

Income from continuing operations before income taxes	9,472	8,288
Income tax expense	2,628	2,237

Income from continuing operations	6,844	6,051

Loss from discontinued operations before income tax	—	(131)
Income tax benefit	—	(51)

Loss from discontinued operations	—	(80)

Net income	$6,844	$5,971

Basic earnings per common share	$0.61	$0.53

Diluted earnings per common share	$0.61	$0.53

Basic earnings per common share — continuing operations	$0.61	$0.54

Diluted earnings per common share — continuing operations	$0.61	$0.53

Dividends declared per common share	$0.26	$0.255

Weighted average basic shares outstanding	11,233,005	11,259,494
Weighted average diluted shares outstanding	11,311,743	11,339,136
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2006	2005
Operating activities — continuing operations:
Net income from continuing operations	$6,844	$6,051
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	408	691
Depreciation and amortization of premises and equipment	853	797
Core deposit amortization	90	110
Net investment amortization and accretion	245	456
Net (gain) loss on the sale of assets	(200)	124
Mortgage loans originated for sale	(6,400)	(7,010)
Proceeds from sales of mortgage loans	6,857	7,049
Gain on sales of loans	(31)	(27)
Deferred income tax expense (benefit)	412	(310)
Increase in interest receivable	(432)	(570)
Excess tax benefit from stock-based compensation	(42)	—
Decrease (increase) in other assets	2,396	(619)
(Decrease) increase in other liabilities	(682)	1,452

Net cash provided by operating activities — continuing operations	10,318	8,194

Investing activities — continuing operations:
Proceeds from sales of securities available for sale	756	2,994
Proceeds from maturities and calls of securities available for sale	5,976	13,199
Proceeds from maturities and calls of securities held to maturity	1,418	2,211
Purchase of securities available for sale	(259)	(4,643)
Net decrease (increase) in loans held for investment	1,618	(44,258)
Purchase of premises and equipment	(1,639)	(807)
Proceeds from sale of equipment	104	760

Net cash provided by (used in) investing activities — continuing operations	7,974	(30,544)

Financing activities — continuing operations:
Net increase (decrease) in demand and savings deposits	28,198	(16,771)
Net increase in time deposits	7,948	59,580
Net decrease in federal funds purchased	(82,500)	(32,500)
Net increase in securities sold under agreement to repurchase	6,855	18,387
Net proceeds from and repayments of FHLB and other borrowings	74,961	24,967
Proceeds from the exercise of stock options	136	169
Excess tax benefit from stock-based compensation	42	—
Acquisition of treasury stock	(2,596)	(4)
Dividends paid	(2,917)	(2,874)

Net cash provided by financing activities — continuing operations	30,127	50,954

Cash flows of discontinued operations: (Revised — See Note 2)
Net cash used in operating activities	—	(80)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—

Net cash used in discontinued operations	—	(80)

Increase in cash and cash equivalents	48,419	28,524

Cash and cash equivalents at beginning of period	57,539	54,746

Cash and cash equivalents at end of period	$105,958	$83,270

Supplemental information — Noncash items
Transfer of loans to other real estate	$173	$100
See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share and Per Share Information) (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2005	$11,472	$108,263	$68,019	$(6,881)	$2,360	$183,233
Comprehensive income:
Net income	—	—	5,971	—	—	5,971
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(2,453)	(2,453)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(13)	(13)

Comprehensive income	—	—	5,971	—	(2,466)	3,505

Common dividends declared ($.255 per share)	—	—	(2,874)	—	—	(2,874)
Purchase 303 treasury shares	—	—	—	(4)	—	(4)
Acquisition of Stone Capital 2,447 shares issued	2	85	—	—	—	87
Stock awards 1,500 shares issued	2	18				20
Tax benefit from exercise of non-qualified stock options	—	137	—	—	—	137
Option exercise 17,197 shares	15	73	—	81	—	169

Balance March 31, 2005	$11,491	$108,576	$71,116	$(6,804)	$(106)	$184,273

Balance January 1, 2006	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501
Comprehensive income:
Net income	—	—	6,844	—	—	6,844
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(1,479)	(1,479)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(96)	(96)
Unrealized gain on derivative securities	—	—	—	—	497	497

Comprehensive income	—	—	6,844	—	(1,078)	5,766

Common dividends declared ($.26 per share)	—	—	(2,917)	—	—	(2,917)
Net acquisition of 81,061 treasury shares	—	—	—	(2,596)	—	(2,596)
Acquisition of Stone Capital 2,706 shares issued	3	85	—	—	—	88
Stock awards 4,832 shares	—	(41)	—	152	—	111
ESOP allocation 27,733 shares		16		867		883
Equity-based compensation expense	—	71	—	—	—	71
Tax benefit from exercise of non-qualified stock options	—	58	—	—	—	58
Option exercises 8,571 shares	—	(133)	—	268	—	135

Balance March 31, 2006	$11,499	$108,629	$86,755	$(8,934)	$(1,849)	$196,100

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Unaudited Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments including normal recurring accruals, necessary for a fair presentation, have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.
The consolidated balance sheet as of December 31, 2005, has been derived from the audited financial statements included in the Company’s 2005 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 2005 Annual Report of First Community on Form 10-K.
A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 to the Company’s Annual Report on Form 10-K for December 31, 2005. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.
The Company operates within one business segment, community banking.
The cash flows resulting from discontinued operations have been revised to conform to the current year’s presentation, which details cash flows from operating, investing, and financing activities.
Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement permits an entity to measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. The Statement is effective as of an entity’s first fiscal year beginning after September 15, 2006. However, earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, the results of operations, or liquidity.
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require evaluation of all interests in securitized financial assets under Statement No. 133, eliminating a long-standing (but always intended to be temporary) exemption from Statement No. 133 for such financial instruments. As a result of the Statement, entities will have to determine if such interests may be (1) freestanding derivatives, (2) hybrid financial instruments containing embedded derivatives requiring bifurcation, or (3) hybrid financial instruments containing embedded derivatives that do not require bifurcation. In addition, the Statement permits fair value remeasurement for any hybrid instrument that contains an embedded derivative that would otherwise have to be bifurcated.
The Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, the results of operations, or liquidity.

Note 2. Discontinued Operations
On August 18, 2004, the Company sold its mortgage banking subsidiary. The transaction completed the Company’s exit from the mortgage banking business segment.
The business related to the former mortgage banking subsidiary is accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations in accordance with SFAS 144 for all periods presented in this report. The results of former mortgage subsidiary are presented as discontinued operations in a separate category on the income statement relating to the 2005 period following results from continuing operations. The results of discontinued operations for the three months ended March 31, 2005, are presented below. The Company had no related income or loss from discontinued operations in 2006.

Three Months Ended
(Amounts in thousands)	March 31, 2005
Interest Income	$—
Interest Expense	—

Net interest income	—

Other Income	—
Other Expense	131

Loss before income taxes	(131)
Applicable income tax benefit	(51)

Net Loss	$(80)

All assets and liabilities of the mortgage banking subsidiary were disposed of in the third quarter of 2004. Accordingly, there were no assets or liabilities related to discontinued operations included in the March 31, 2006, or the December 31, 2005, consolidated balance sheets.
The cash flows resulting from discontinued operations have been revised to conform to the current year’s presentation, which details cash flows from operating, investing, and financing activities.
Note 3. Mergers, Acquisitions and Branch Development
In March 2006, the Company entered into a definitive agreement with Smith River Community Bank to sell its branch location in Drakes Branch, Virginia. The branch had deposits and repurchase agreements totaling approximately $16.1 million and loans of approximately $1.9 million at December 31, 2005. The transaction is expected to result in a gain of approximately $726 thousand, and is expected to be completed by June 30, 2006, subject to regulatory approvals.
Also in March 2006, the Company entered into a definitive agreement with Clear Mountain Bank to sell its branch location in Rowlesburg, West Virginia. The branch had deposits and repurchase agreements totaling approximately $10.7 million and loans of approximately $3.2 million at December 31, 2005. The transaction is expected to result in a gain of approximately $382 thousand, and is expected to be completed by September 30, 2006, subject to regulatory approvals.

Note 4. Investment Securities
As of March 31, 2006, and December 31, 2005, the amortized cost and estimated fair value of available for sale securities are as follows:

	March 31, 2006
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$92,662	$—	$(2,543)	$90,119
States and political subdivisions	150,511	1,913	(1,872)	150,552
Corporate notes	61,493	225	(242)	61,476
Mortgage-backed securities	89,378	103	(2,805)	86,676
Equities	6,556	1,495	(183)	7,868

Total	$400,600	$3,736	$(7,645)	$396,691

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$92,739	$—	$(1,315)	$91,424
States and political subdivisions	151,118	2,426	(1,376)	152,168
Corporate notes	61,466	125	(317)	61,274
Mortgage-backed securities	94,954	155	(2,115)	92,994
Equities	5,390	1,282	(151)	6,521

Total	$405,667	$3,988	$(5,274)	$404,381

As of March 31, 2006, and December 31, 2005, the amortized cost and estimated fair value of held to maturity securities are as follows:

	March 31, 2006
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$22,400	$543	$(3)	$22,940
Mortgage-backed securities	14	—	—	14
Other securities	375	—	(1)	374

Total	$22,789	$543	$(4)	$23,328

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$23,781	$706	$(1)	$24,486
Mortgage-backed securities	17	—	—	17
Other securities	375	—	(1)	374

Total	$24,173	$706	$(2)	$24,877

Management does not believe any individual unrealized loss as of March 31, 2006, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates and not the credit quality of the issuer.

The following table reflects those investments in an unrealized loss position at March 31, 2006, and December 31, 2005. There were no securities in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	March 31, 2006
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Description of Securities
U. S. Government agency securities	$59,854	$(1,391)	$30,265	$(1,152)	$90,119	$(2,543)
States and political subdivisions	51,889	(1,011)	24,975	(864)	76,864	(1,875)
Other securities	33,015	(243)	—	—	33,015	(243)
Mortgage-backed securities	11,821	(204)	70,080	(2,601)	81,901	(2,805)
Equity securities	2,416	(118)	502	(65)	2,918	(183)

Total	$158,995	$(2,967)	$125,822	$(4,682)	$284,817	$(7,649)

	December 31, 2005
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities
U. S. Government agency securities	$61,469	$(722)	$29,851	$(593)	$91,320	$(1,315)
States and political subdivisions	47,706	(830)	18,583	(547)	66,289	(1,377)
Other securities	41,523	(318)	—	—	41,523	(318)
Mortgage-backed securities	40,651	(952)	45,607	(1,163)	86,258	(2,115)
Equity securities	1,786	(129)	99	(22)	1,885	(151)

Total	$193,135	$(2,951)	$94,140	$(2,325)	$287,275	$(5,276)

Note 5. Loans
Loans net of unearned income consist of the following:

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans Held for Investment:
Commercial and agricultural	$107,995	8.12%	$110,211	8.28%
Commercial real estate	439,635	33.06%	464,510	34.90%
Residential real estate	512,776	38.56%	504,386	37.89%
Construction	165,271	12.44%	143,976	10.82%
Consumer	101,807	7.66%	106,148	7.97%
Other	2,182	0.16%	1,808	0.14%

Total	$1,329,666	100.00%	$1,331,039	100.00%

Loans Held for Sale	$848		$1,274

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
Financial instruments whose contract amounts represent credit risk at March 31, 2006, are commitments to extend credit (including availability of lines of credit) of $233.2 million and standby letters of credit and financial guarantees written of $5.3 million.
Note 6. Allowance for Loan Losses
The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio.
Management performs periodic assessments to determine the appropriate level of allowance. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria. Commercial, consumer and mortgage loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans. Management’s allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.
The following table details the Company’s allowance for loan loss activity for the three-month periods ended March 31, 2006 and 2005.

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2006	2005
Allowance for loan losses
Beginning balance	$14,736	$16,339
Provision for loan losses	408	691
Charge-offs	(715)	(844)
Recoveries	368	357

Ending balance	$14,797	$16,543

Note 7. Deposits
The following is a summary of interest-bearing deposits by type as of March 31, 2006, and December 31, 2005.

	March 31,	December 31,
(Amounts in thousands)	2006	2005
Interest-bearing demand deposits	$149,039	$144,314
Savings deposits	362,677	355,184
Certificates of deposit	605,068	597,928
Individual Retirement Accounts	78,785	77,976

Total	$1,195,569	$1,175,402

Note 8. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at March 31, 2006, and December 31, 2005.

	March 31,	December 31,
(Amounts in thousands)	2006	2005
FHLB borrowings	$188,728	$113,767
Subordinated debt	15,464	15,464

Total	$204,192	$129,231

FHLB borrowings include $182.3 million in convertible and callable advances and $6.4 million of noncallable term advances from the FHLB of Atlanta at March 31, 2006. The weighted-average interest rates of advances are 4.21% and 4.17% at March 31, 2006, and December 31, 2005, respectively.
In January 2006, the Company entered into a derivative swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted-average interest rate of the FHLB borrowings is 4.27% at March 31, 2006.
At March 31, 2006, the FHLB advances have maturities between nine months and 15 years. The scheduled maturities of the advances are as follows:

Amount
(in thousands)
2006	$375
2007	6,252
2008	—
2009	—
2010	25,000
2011 and thereafter	157,101

Total	$188,728

The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to a fixed or adjustable rate advance. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans, mortgage-backed securities, and certain other securities.

Also included in borrowings is $15.5 million of junior subordinated debentures (the “Debentures”) issued by the Company in October 2003 to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”) with an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are callable beginning October 8, 2008. The net proceeds from the offering were contributed as capital to the Company’s subsidiary bank to support further growth.
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
During the first quarter of 2006, the Company received restitution stemming from a payment systems fraud. The Company received approximately $676 thousand, which is included in other noninterest income.
Note 10. Equity-Based Compensation
The Company maintains share-based compensation plans to encourage and facilitate investment in the common stock of the Company by key executives and to assist in the long-term retention of service by those executives. The Company has four stock-based compensation plans. The 1999 Stock Option Plan has non-qualified stock options awarded that will continue to vest through 2008. The 2001 Director Option Plan has awards made to directors that are fully vested. Awards made under the CommonWealth Plan were fully vested at the point of grant. The 2004 Omnibus Stock Option Plan allows for the award of non-qualified and incentive stock options, as well as restricted and unrestricted stock. Vesting under the 2004 plan is generally over a three-year period.
The Company adopted FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), on January 1, 2006, using the “modified prospective” method. Under this method, awards that are granted, modified, or settled after December 31, 2005, are measured and accounted for in accordance with SFAS 123R. Also under this method, expense is recognized for unvested awards that were granted prior to January 1, 2006, based upon the fair value determined at the grant date under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Prior to the adoption of SFAS 123R, the Company accounted for stock compensation under the intrinsic value method permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the Company previously recognized no compensation cost for employee stock options that were granted with an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 in 2005.

Three Months
Ended
(Dollars in thousands, except per share data)	March 31, 2005
Net income as reported	$5,971
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)

Pro forma net income	$5,927

Income from continuing operations	$6,051
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)

Pro forma income from continuing operations	$6,007

Earnings per share:

Basic as reported	$0.53
Basic pro forma	$0.53

Diluted as reported	$0.53
Diluted pro forma	$0.52

Earnings per share from continuing operations:

Basic as reported	$0.54
Basic pro forma	$0.53

Diluted as reported	$0.53
Diluted pro forma	$0.53
Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) to be classified as financing cash flows. An excess tax benefit totaling $42 thousand is classified as a financing cash inflow for the three months ended March 31, 2006.
As a result of adopting SFAS 123R, pre-tax income and net income for the three months ended March 31, 2006, are approximately $71 thousand and $43 thousand lower, respectively, than accounting for stock options under the intrinsic value method. The increased compensation expense resulting from the adoption of SFAS 123R had no effect on basic or diluted earnings per share for the first quarter of 2006.
During the quarter ended March 31, 2006, the Company recognized pre-tax compensation expense related to total equity-based compensation of approximately $188 thousand.
As of March 31, 2006, there was approximately $656 thousand of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of 1.5 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

A summary of the Company’s stock option activity, and related information for the quarter ended March 31, 2006, is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)
Outstanding, January 1, 2006	383,562	$22.08
Granted	1,000	31.06
Exercised	(8,571)	15.92
Forfeited	(2,094)	24.86

Outstanding, March 31, 2006	373,897	$22.23	12.6	$3,645

Exercisable at March 31, 2006	250,097	$21.01	11.9	$2,744

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and certain assumptions. The fair values of grants made in the quarters ended March 31, 2006 and 2005, were estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Volatility	28.50%	28.50%
Expected dividend yield	3.35%	3.22%
Expected term (in years)	6.00	6.00
Risk-free rate	4.69%	3.81%
The weighted-average grant-date fair value of options granted in the quarter ended March 31, 2006, was $7.57. The aggregate intrinsic value of options exercised during the quarter ended March 31, 2006, was approximately $145 thousand.
Stock Awards
The 2004 Omnibus Stock Option Plan permits the granting of restricted and unrestricted stock grants either alone, in addition to, or in tandem with other awards made by the Company. Stock grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s stock. Such value is recognized as expense over the corresponding service period. Compensation costs related to these types of awards are consistently reported for all periods presented.

The following table summarizes the status of the Company’s nonvested shares as of March 31, 2006, and changes during the quarter then ended.

		Weighted-
		Average
	Nonvested	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	4,000	$26.24
Granted	4,232	31.47
Exercised	(4,832)	29.63
Vested	—
Forfeited	—

Nonvested at March 31, 2006	3,400	$27.93

Report of Independent Registered Public Accounting Firm
The Board of Directors
First Community Bancshares, Inc.
We have reviewed the condensed consolidated balance sheet of First Community Bancshares, Inc. and subsidiary (the Company) as of March 31, 2006, and the related condensed consolidated statements of income, cash flows and changes in stockholders’ equity for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein) and in our report dated March 3, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Charleston, West Virginia
May 9, 2006

First Community Bancshares, Inc.
PART I.  ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to address information about First Community Bancshares, Inc.’s (the “Company”) financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K and the other financial information included in this report.
The Company is a multi-state bank holding company headquartered in Bluefield, Virginia, with total assets of $1.99 billion at March 31, 2006. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through sixty banking locations and six wealth management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The Bank is the parent of Stone Capital, a SEC-registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ National Market under the symbol “FCBC”.
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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified i.) the determination of the allowance for loan losses, ii.) accounting for acquisitions and intangible assets, and iii.) accounting for income taxes as the accounting areas that require the most subjective or complex judgments. The identified critical accounting policies are described in detail in the Company’s 2005 Annual Report on Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2005.
EXECUTIVE OVERVIEW
The Company is a full service commercial bank holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through its community bank subsidiary, the Bank, and offers a wide range of financial services. The Company reported total assets of $1.99 billion at March 31, 2006, and operates through sixty banking offices and six wealth management offices.
The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. Borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed. The Company invests its funds primarily in loans to retail and commercial customers. In addition to loans, the Company also invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. The Company also maintains overnight interest-bearing balances with the FHLB and correspondent banks. The difference between interest earned on assets and interest paid on liabilities is the Company’s primary source of earnings. In August 2004, the Company divested itself of its mortgage subsidiary.
RECENT ACQUISITIONS AND BRANCHING ACTIVITY
In March 2006, the Company entered into a definitive agreement with Smith River Community Bank to sell its branch location in Drakes Branch, Virginia. The branch had deposits and repurchase agreements totaling approximately $16.1 million and loans of approximately $1.9 million at December 31, 2005. The transaction is expected to result in a gain of approximately $726 thousand, and is expected to be completed by June 30, 2006, subject to regulatory approvals.
Also in March 2006, the Company entered into a definitive agreement with Clear Mountain Bank to sell its branch location in Rowlesburg, West Virginia. The branch had deposits and repurchase agreements totaling approximately $10.7 million and loans of approximately $3.2 million at December 31, 2005. The transaction is expected to result in a gain of approximately $382 thousand, and is expected to be completed by September 30, 2006, subject to regulatory approvals.
The two transactions are a result of the Company’s current strategic review of its branch network, and the resources will be re-deployed in markets which offer improved growth and development opportunities.
RESULTS OF OPERATIONS
Overview
Net income for the three months ended March 31, 2006, was $6.8 million or $0.61 per basic and diluted share, compared with $6.0 million or $0.53 per basic and diluted share for the three months ended March 31, 2005. Return on average equity for the three months ended March 31, 2006 was 14.09% compared to 13.00% for the three months ended March 31, 2005. Return on average assets was 1.42% for the three months ended March 31, 2006, compared to 1.30% for the three months ended March 31, 2005.
Net Interest Income (See Table I)
Net interest income, the largest contributor to earnings, was $18.1 million for the three months ended March 31, 2006, compared to $17.8 million for the corresponding period in 2005. Tax-equivalent net interest income totaled $19.1 million for the three months ended March 31, 2006, an increase of $226 thousand from $18.8 million for the first three months of 2005. The increase reflects a $387 thousand increase due to increased volume, which was partially offset by a $161 thousand decrease due to rate changes on the underlying assets and liabilities.

Compared to the first three months of 2005, average earning assets increased $83.2 million while interest-bearing liabilities increased $79.7 million during the first three months of 2006. The yield on average earning assets increased 53 basis points to 6.77% from 6.24%. Total cost of interest-bearing liabilities increased 80 basis points during the same period, which resulted in a net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) that was 27 basis points lower at 3.87% compared to 4.14% for the same period last year. The Company’s tax-equivalent net interest margin of 4.32% for the three months ended March 31, 2006, decreased 15 basis points from 4.47% in 2005.
The largest contributor to the increase in the yield on average earning assets in 2006, on a volume-weighted basis, was the $74.6 million increase in average loans. The loan portfolio contributed approximately $3.2 million to the change in interest income, while the portfolio’s average yield increased 59 basis points from the prior year to 7.27%. The volume of variable rate loans tied to prime and other indices increased in response to the recent increases in short-term interest rates.
During the three months ended March 31, 2006, the tax-equivalent yield on securities available for sale increased 37 basis points to 5.26%, while the average balance increased by $20.1 million. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities.
Compared to the first three months of 2005, average interest-bearing balances with banks decreased slightly to $28.8 million during the first three months of 2006, while the yield increased 134 basis points to 4.15%.
Compared to the same period in 2005, the average balances of interest-bearing demand and savings deposits decreased $6.9 million and $16.4 million, respectively, for the three months ended March 31, 2006. The average rate paid on interest-bearing demand deposits increased slightly by 5 basis points, while the average rate paid on savings increased 90 basis points. Average time deposits increased $46.3 million while the average rate paid increased 97 basis points from 2.56% in 2005 to 3.53% in 2006. The level of average non-interest-bearing demand deposits increased $11.9 million to $231.6 million during the quarter ended March 31, 2006, compared to the corresponding period of the prior year.
The changes in average deposits between the two quarters includes the effect of the previously disclosed sale of the Company’s Clifton Forge, Virginia, branch which had average noninterest-bearing demand, interest-bearing demand, savings, and time deposits of $4.1 million, $6.8 million, $11.8 million, and $22.3 million, respectively during the first quarter of 2005.
Compared to the same period in 2005, average federal funds purchased and repurchase agreements remained steady at $130.6 million during the first quarter of 2006, while the average rate increased 122 basis points. The average balance of FHLB borrowings and other long-term debt increased by $55.4 million in 2006 to $200.0 million, while the rate paid on those borrowings decreased 79 basis points. The significant decrease in the rate is due to the FHLB debt restructuring near year-end 2005, where the Company paid off high interest rate obligations. The increase in the balance of FHLB borrowings is primarily attributable to the $50 million advance drawn late in the second quarter of 2005.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
ASSETS
Earning Assets:
Loans: (2)
Taxable	$1,333,508	$23,905	7.27%	$1,256,095	$20,673	6.67%
Tax-exempt	1,572	31	8.00%	4,426	83	7.60%

Total	1,335,080	23,936	7.27%	1,260,521	20,756	6.68%
Securities available for sale:
Taxable	251,530	2,873	4.63%	240,158	2,295	3.88%
Tax-exempt	152,136	2,359	6.29%	143,419	2,333	6.60%

Total	403,666	5,232	5.26%	383,577	4,628	4.89%
Securities held to maturity:
Taxable	390	5	5.20%	406	4	4.00%
Tax-exempt	22,897	449	7.95%	32,439	664	8.31%

Total	23,287	454	7.91%	32,845	668	8.25%

Interest-bearing deposits	28,837	295	4.15%	30,767	213	2.81%

Total Earning Assets	1,790,870	29,917	6.77%	1,707,710	26,265	6.24%
Other assets	168,730			149,935

TOTAL ASSETS	$1,959,600			$1,857,645

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$146,467	$106	0.29%	$153,323	$92	0.24%
Savings deposits	359,804	1,632	1.84%	376,218	869	0.94%
Time deposits	678,994	5,910	3.53%	632,689	4,001	2.56%

Total interest-bearing deposits	1,185,265	7,648	2.62%	1,162,230	4,962	1.73%
Federal funds purchased and repurchase agreements	130,579	961	2.98%	129,352	561	1.76%
FHLB borrowings and other long-term debt	200,042	2,249	4.56%	144,613	1,909	5.35%

Total interest-bearing liabilities	1,515,886	10,858	2.90%	1,436,195	7,432	2.10%

Noninterest-bearing demand deposits	231,630			219,699
Other liabilities	15,086			15,419
Stockholders’ Equity	196,998			186,332

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,959,600			$1,857,645

Net Interest Income, Tax Equivalent		$19,059			$18,833

Net Interest Rate Spread (3)			3.87%			4.14%

Net Interest Margin (4)			4.32%			4.47%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to absolute dollar amounts.

	Three Months Ended March 31, 2006,			Three Months Ended March 31, 2005,
	Compared to 2005			Compared to 2004
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
(Amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans (1)	$1,264	$1,916	$3,180	$4,020	$(418)	$3,602
Securities available for sale (1)	251	353	604	(118)	(321)	(439)
Securities held to maturity (1)	(188)	(26)	(214)	(94)	46	(48)
Interest-bearing deposits with other banks	(14)	96	82	(137)	153	16

Total interest-earning assets	1,313	2,339	3,652	3,671	(540)	3,131

Interest Paid On:
Demand deposits	(4)	18	14	10	6	16
Savings deposits	(39)	802	763	158	222	380
Time deposits	311	1,598	1,909	166	85	251
Fed funds purchased and repurchase agreements	5	395	400	114	155	269
FHLB borrowings and other long-term debt	653	(313)	340	(31)	302	271

Total interest-bearing liabilities	926	2,500	3,426	417	770	1,187

Change in net interest income	$387	$(161)	$226	$3,254	$(1,310)	$1,944

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
The allowance for loan losses was $14.8 million at March 31, 2006, compared to $14.7 million at December 31, 2005 and $16.5 million at March 31, 2005. The Company’s allowance for loan loss activity for the three-month periods ended March 31, 2006 and 2005, are as follows:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2006	2005
Allowance for loan losses
Beginning balance	$14,736	$16,339
Provision for loan losses	408	691
Charge-offs	(715)	(844)
Recoveries	368	357

Ending balance	$14,797	$16,543

The total allowance for loan losses to loans held for investment ratio was 1.11% at March 31, 2006, compared to 1.11% at December 31, 2005, and 1.29% at March 31, 2005. Management considers the allowance adequate based upon its analysis of the portfolio as of March 31, 2006. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.
The provision for loan losses for the three-month period ended March 31, 2006, decreased to $408 thousand when compared to the three-month period ending March 31, 2005, of $691 thousand. The decrease in provision between the periods is primarily attributable to lower net charge-offs and a downward trend in the three-year loss history, which management uses as a primary component in determining the adequacy of the allowance. Net charge-offs for the first three months of 2006 were $347 thousand, compared to $487 thousand for the corresponding period in 2005. Expressed as a percentage of average loans held for investment, net charge-offs decreased from 0.15% for the three months ended March 31, 2005, to 0.10% for the same period of 2006.
Non-interest Income
Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income from continuing operations for the first quarter of 2006 was $5.1 million compared to $3.7 million in the same period of 2005, an increase of 38%. The first quarter of 2006 included securities gains which were $137 thousand greater than those recognized in 2005. The remaining components of non-interest income increased by $1.3 million, or 35%, in the first quarter of 2006 compared to the same period of 2005.
Wealth management income remained relatively steady compared to 2005 at $683 thousand. Stone Capital Management contributed $176 thousand to total wealth management revenues, an increase of $25 thousand, or 17%, over 2005. Service charges on deposit accounts increased $269 thousand, or 13%. All other service charges, commissions and fees increased $81 thousand, or 12%, compared to the first quarter of 2005.
First quarter 2006 other non-interest income includes $676 thousand related to partial fulfillment of restitution from a previously disclosed payments system fraud.
Non-interest Expense
Non-interest expense totaled $13.3 million for the quarter ended March 31, 2006, increasing $837 thousand, or 6.7%, over the same period of 2005. The increase over the first quarter 2005 is primarily attributable to increases in salaries and benefits of $583 thousand, which included stock option expense of $71 thousand and increases in incentive payments and commissions of $307 thousand. In addition to human resource costs, year-to-date legal expenses increased $105 thousand compared to 2005. All other components of non-interest expense remained relatively stable between the two periods.
Income Tax Expense
Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include i) income on state and municipal securities which are exempt from federal income tax, ii) certain dividend payments which are deductible by the Company, and iii) tax credits generated by investments in low income housing and historic rehabilitations.
For the first quarter of 2006, consolidated income taxes were $2.6 million compared to $2.2 million for the first quarter of 2005. For the quarters ended March 31, 2006 and 2005, the effective tax rates were 27.74% and 26.80%, respectively. The effective tax rate was higher during the current quarter due to a lower proportion of tax-free municipal security interest income than in the first quarter of 2005.
FINANCIAL POSITION
Total assets at March 31, 2006, increased $36 million to $1.99 billion from December 31, 2005, an annualized growth rate of 7.5%. The increases in the balance sheet were primarily driven by the addition of $48 million in interest-bearing deposits with banks. This increase was partially offset by small decreases in total loans and investment securities.

Securities
Securities available for sale were $396.7 million at March 31, 2006, compared to $404.4 million at December 31, 2005, a decrease of $7.7 million.
The Company attempts to maintain an acceptable level of interest rate risk within its securities portfolio. At March 31, 2006, the average life and duration of the portfolio were 7.3 years and 5.5, respectively. Average life and duration were somewhat higher than December 31, 2005, at 7.0 years and 5.4, respectively. However, the Company has been shifting towards more floating-rate securities. At March 31, 2006, and December 31, 2005, 22% of the portfolio was floating-rate.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. Management does not believe any unrealized loss, individually or in the aggregate, as of March 31, 2006, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decrease in value is attributable to changes in market interest rates and not the credit quality of the issuer.
Securities held to maturity totaled $22.8 million at March 31, 2006, reflective of continuing paydowns, maturities and calls within the portfolio. The market value of investment securities held to maturity was 102.4% and 102.9% of book value at March 31, 2006, and December 31, 2005, respectively.
Loan Portfolio
Loans Held for Sale: The $848 thousand balance of loans held for sale at March 31, 2006, are long-term mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at March 31, 2006, was $3.4 million on 30 loans.
Loans Held for Investment: Total loans held for investment remained relatively stable at $1.33 billion at March 31, 2006, compared to December 31, 2005, and increased $47.1 million from March 31, 2005, as a result of increased loan production and contributions by new loan production offices. The average loan-to-deposit ratio increased to 94.2% for the first quarter of 2006, compared to 92.3% for the fourth quarter of 2005 and 91.2% for the first quarter of 2005. 2006 year-to-date average loans of $1.34 billion increased $74.6 million when compared to the average for the first three months of 2005 of $1.26 billion.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of March 31, 2006, December 31, 2005 and March 31, 2005.

	March 31, 2006		December 31, 2005		March 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$107,995	8.12%	$110,211	8.28%	$99,669	7.77%
Commercial real estate	439,635	33.06%	464,510	34.90%	486,701	37.95%
Residential real estate	512,776	38.56%	504,386	37.89%	471,829	36.79%
Construction	165,271	12.44%	143,976	10.82%	112,340	8.76%
Consumer	101,807	7.66%	106,148	7.97%	110,141	8.59%
Other	2,182	0.16%	1,808	0.14%	1,866	0.14%

Total	$1,329,666	100.00%	$1,331,039	100.00%	$1,282,546	100.00%

Loans Held for Sale	$848		$1,274		$1,182

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned (“OREO”), and repossessions. Non-performing assets were $3.4 million at March 31, 2006,

$4.8 million at December 31, 2005, and $7.8 million at March 31, 2005. The percentage of non-performing assets to total loans, OREO and repossessions was 0.25% at March 31, 2006, down from 0.36% at December 31, 2005, and 0.61% at March 31, 2005.
The following schedule details non-performing assets by category at the close of each of the quarters ended March 31, 2006 and 2005, and December 31, 2005.

	March 31,	December 31,	March 31,
(Amounts in thousands)	2006	2005	2005
Non-accrual	$2,517	$3,383	$6,419
Ninety days past due and accruing	—	11	—
Other real estate owned	867	1,400	1,389
Repossessions	8	55	26

Total non-performing assets	$3,392	$4,849	$7,834

Restructured loans performing in accordance with modified terms	$297	$302	$344

At March 31, 2006, non-accrual loans decreased $866 thousand from December 31, 2005, and $3.9 million from March 31, 2005. The decrease in non-accrual loans is reflective of the Company’s increasing credit quality. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO of $867 thousand decreased from both March 31 and December 31, 2005, levels as a result of property sales. OREO is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits grew by $36.1 million or 2.6% during the first three months of 2006. Non interest-bearing demand deposits increased by $16.0 million and interest-bearing demand deposits increased $4.7 million. Savings increased $7.5 million and time deposits increased $7.9 million.
In December 2005, the Company prepaid $77 million of Federal Home Loan Bank advances, with interest rates ranging from 5.71% to 6.27%, with a weighted-average rate and maturity of 5.96% and 4.3 years, respectively. In January 2006, the Company drew additional FHLB advances of $75 million, with a floating interest rate based on 3-month LIBOR, and which mature in fifteen years. The FHLB has the option, after five years, to convert the new advances to a fixed interest rate of 4%. Concurrent with the new advances, the Company entered into an interest rate swap agreement, effectively fixing the rate on $50 million of the new advances for five years. Under the terms of the swap, the Company will pay fixed interest payments of 4.335% on a notional $50 million, and receive floating interest rate payments of 3-month LIBOR less 45 basis points. The Company expects to save approximately $813 thousand in annual interest expense on the $50 million fixed by the interest rate swap. The remaining $25 million will float at an interest rate based on 3-month LIBOR. The initial interest rate on the floating portion of the FHLB advances is approximately 1.86% less than the weighted-average rate of the prepaid advances. For further discussion of FHLB borrowings, see the Borrowings note to the Unaudited Consolidated Financial Statements included in this report.
Securities sold under repurchase agreements increased $6.9 million in the first three months of 2006. There were no federal funds purchased outstanding at March 31, 2006, as the Company experienced increased liquidity in the first three months of 2006.
Stockholders’ Equity
Total stockholders’ equity increased $1.6 million from December 31, 2005, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $6.8 million after dividends paid to stockholders of $2.9 million and a net addition of $1.3 million in treasury stock.

Risk-based capital guidelines and leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2006, the Company’s total capital to risk-weighted assets ratio was 11.95% versus 11.65% at December 31, 2005. The Company’s Tier 1 capital to risk-weighted assets ratio was 10.83% at March 31, 2006, compared to 10.54% at December 31, 2005. The Company’s Tier 1 leverage ratio at March 31, 2006, was 8.00% compared to 7.77% at December 31, 2005. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels prescribed for banks.
PART 1.  ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At March 31, 2006, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $106.0 million, investment securities available for sale of $396.7 million, and FHLB credit availability of approximately $162.9 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
The Company maintains a liquidity policy as a means to manage the liquidity risk process and associated risk. The policy includes a Liquidity Contingency Plan (the “Liquidity Plan”) that is designed as a tool for the Company to detect liquidity issues promptly in order to protect depositors, creditors and shareholders. The Liquidity Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company’s quarterly earnings to a decline in the market price of the Company’s stock. The Liquidity Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments on a recurring basis by management and the Board of Directors.
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
The Company’s primary component of operational revenue, net interest income, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components including repricing risk, basis risk, yield curve risk and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is due to embedded options, often put or call options, given or sold to holders of financial instruments.
In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and management’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management’s strategies. However, the earnings simulation model is currently the best tool available to management for managing interest rate risk.
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets and monitoring the term structure of liabilities to maintain a balanced mix of maturity and re-pricing structures to mitigate the potential exposure. Based upon the latest simulation, the Company believes that it is biased toward an asset sensitive position. Absent adequate management, asset sensitive positions can negatively impact net interest income in a falling rate environment or, alternatively, positively impact net interest income in a rising rate environment.
The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in projected net interest income based on a comparison of quarterly net interest income simulations in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits.
The following table summarizes the impact on net interest income and the economic value of equity as of March 31, 2006, and December 31, 2005, of immediate and sustained rate shocks in the interest rate environment of plus and minus 200 basis points from the base simulation, assuming no remedial measures are affected.
Rate Sensitivity Analysis

(Dollars in thousands)	March 31, 2006
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Economic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$2,051	2.8	$2,048	0.7
100	1,005	1.4	5,362	1.8
(100)	(1,858)	(2.5)	1,246	0.4
(200)	(4,956)	(6.7)	(12,927)	(4.3)

	December 31, 2005
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Economic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(764)	(1.0)	$(13,392)	(4.6)
100	(403)	(0.5)	(6,211)	(2.2)
(100)	(950)	(1.3)	(4,376)	(1.5)
(200)	(4,299)	(5.8)	(15,755)	(5.5)
When comparing the impact of the rate shock analysis between March 31, 2006, and December 31, 2005, the changes in net interest income reflect relatively similar results and the impact of the balance sheet composition of assets and liabilities as the profile continues to reflect asset sensitivity. The asset sensitivity is reflected in on-hand liquidity in cash and cash equivalents of $106.0 million and in the loan portfolio which includes adjustable or variable rates on approximately 50% of the portfolio at March 31, 2006.
The economic value of equity is a measure which reflects the impact of changing rates of the underlying values of the Company’s assets and liabilities in various rate scenarios. The scenarios illustrate the potential estimated impact of instantaneous rate shocks on the underlying value of equity. The economic value of the equity is based on the present value of all the future cash flows under the different rate scenarios.

PART I.  ITEM 4.  Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based on that evaluation, the Company’s CEO along with the Company’s CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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
ITEM 1A. Risk Factors
There were no material changes to the risk factors as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the three months ended March 31, 2006.

				Maximum
				Number of
			Total Number of	Shares that
	Total # of	Average	Shares Purchased	May yet be
	Shares	Price Paid	as Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan
January 1-31, 2006	23,161	$32.10	23,161	284,455
February 1-28, 2006	32,900	32.14	32,900	287,234
March 1-31, 2006	25,000	31.81	25,000	265,566

Total	81,061	$32.03	81,061

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company held 284,434 shares in treasury at March 31, 2006.
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on April 25, 2006.

(b)	The following directors were elected to serve a three-year term through the date of the 2009 Annual Meeting of Stockholders:

I. Norris Kantor, A. A. Modena, and William P. Stafford, II

(c)	The only proposal voted upon at the annual meeting was the election of the aforementioned directors as the Class of 2009. The results of the voting are as follows:
Proposal 1. Election of Directors:

	Votes For	Votes Withheld
I. Norris Kantor	7,909,518	129,952
A. A. Modena	7,683,613	355,857
William P. Stafford, II	7,342,769	696,701
ITEM 5. Other Information
Not Applicable

Item 6. Exhibits
     (a) Exhibits

Exhibit No.	Exhibit
3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)*

10.1.1	Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan (12)*

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)*

10.3	Employment Agreement dated January 1, 2000, and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2)(6)*

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (4)*

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (4)*

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)*

10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B. W. Harvey, Sr.-October 19, 2004). (14)*

10.7	First Community Bancshares, Inc. Wrap Plan. (3)*

10.8	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (8)*

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers.(9)*

10.10	Form of Indemnification Agreement between First Community Bank, N. A., its Directors and Certain Executive Officers. (9)*

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Stock Award Agreement (13)*

10.13	Change of control agreement between First Community Bank, N. A. and Mark A. Wendel. (15)

15	Acknowledgement of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer.

32	Certification of Chief Executive and Chief Financial Officer Section 1350.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Not used.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II but are not filed herewith.

(15)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2005, and filed on March 15, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: May 10, 2006

/s/ John M. Mendez John M. Mendez President & Chief Executive Officer (Duly Authorized Officer)

DATE: May 10, 2006

/s/ Mark A. Wendel Mark A. Wendel Chief Financial Officer (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit
15	Acknowledgement of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350