Form 10-Q
period 2006-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2006-08-09
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
Commission file number 000-19297
FIRST COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Nevada	55-0694814

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation)

P.O. Box 989
Bluefield, Virginia	24605-0989

(Address of principal executive offices)	(Zip Code)
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
Class — Common Stock, $1.00 Par Value; 11,164,774 shares outstanding as of July 31, 2006

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended June 30, 2006

PART I.
ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
(Amounts in Thousands, Except Share Data)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$43,620	$46,872
Interest-bearing balances with banks	29,714	10,667

Total cash and cash equivalents	73,334	57,539
Securities available for sale (amortized cost of $412,660 at June 30, 2006; $405,667 at December 31, 2005)	405,761	404,381
Securities held to maturity (fair value of $21,057 at June 30, 2006; $24,877 at December 31, 2005)	20,641	24,173
Loans held for sale	1,293	1,274
Loans held for investment, net of unearned income	1,318,943	1,331,039
Less allowance for loan losses	14,710	14,736

Net loans held for investment	1,304,233	1,316,303
Premises and equipment	35,888	34,993
Other real estate owned	910	1,400
Interest receivable	10,179	10,232
Goodwill and other intangible assets	60,883	61,119
Other assets	66,510	41,069

Total Assets	$1,979,632	$1,952,483

Liabilities
Deposits:
Noninterest-bearing	$253,664	$230,542
Interest-bearing	1,159,462	1,175,402

Total Deposits	1,413,126	1,405,944
Interest, taxes and other liabilities	14,938	16,153
Federal funds purchased	—	82,500
Securities sold under agreements to repurchase	149,507	124,154
FHLB borrowings and other indebtedness	204,158	129,231

Total Liabilities	1,781,729	1,757,982

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 and 11,496,312 shares issued at June 30, 2006, and December 31, 2005, including 322,563 and 244,509 shares in treasury, respectively	11,499	11,496
Additional paid-in capital	108,602	108,573
Retained earnings	91,136	82,828
Treasury stock, at cost	(10,097)	(7,625)
Accumulated other comprehensive income	(3,237)	(771)

Total Stockholders’ Equity	197,903	194,501

Total Liabilities and Stockholders’ Equity	$1,979,632	$1,952,483

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in Thousands Except Share and Per Share Data)	2006	2005	2006	2005
Interest Income
Interest and fees on loans held for investment	$24,506	$22,192	$48,431	$42,920
Interest on securities-taxable	3,224	2,555	6,101	4,851
Interest on securities-nontaxable	1,816	1,865	3,642	3,814
Interest on deposits in banks	479	178	774	393

Total interest income	30,025	26,790	58,948	51,978
Interest Expense
Interest on deposits	8,326	5,547	15,973	10,509
Interest on borrowings	3,526	2,721	6,737	5,194

Total interest expense	11,852	8,268	22,710	15,703

Net interest income	18,173	18,522	36,238	36,275
Provision for loan losses	811	1,073	1,219	1,764

Net interest income after provision for loan losses	17,362	17,449	35,019	34,511

Noninterest Income
Wealth management income	732	793	1,415	1,482
Service charges on deposit accounts	2,655	2,623	5,072	4,771
Other service charges, commissions and fees	711	671	1,451	1,330
Gain (loss) on sale of securities	(94)	121	66	143
Other operating income	1,516	362	2,664	566

Total noninterest income	5,520	4,570	10,668	8,292

Noninterest Expense
Salaries and employee benefits	6,782	7,452	14,683	14,770
Occupancy expense of bank premises	1,011	968	2,051	1,911
Furniture and equipment expense	858	813	1,708	1,597
Core deposit amortization	144	111	234	221
Other operating expense	3,793	3,957	7,245	7,298

Total noninterest expense	12,588	13,301	25,921	25,797

Income from continuing operations before income taxes	10,294	8,718	19,766	17,006
Income tax expense	3,002	2,494	5,630	4,731

Income from continuing operations	7,292	6,224	14,136	12,275

Loss from discontinued operations before income tax	—	(39)	—	(170)
Income tax benefit	—	(15)	—	(66)

Loss from discontinued operations	—	(24)	—	(104)

Net income	$7,292	$6,200	$14,136	$12,171

Basic earnings per common share	$0.65	$0.55	$1.26	$1.08

Diluted earnings per common share	$0.65	$0.55	$1.25	$1.07

Basic earnings per common share — continuing operations	$0.65	$0.55	$1.26	$1.09

Diluted earnings per common share — continuing operations	$0.65	$0.55	$1.25	$1.08

Dividends declared per common share	$0.26	$0.255	$0.52	$0.51

Weighted average basic shares outstanding	11,201,052	11,273,724	11,216,940	11,266,648
Weighted average diluted shares outstanding	11,258,581	11,344,480	11,277,032	11,341,847
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Amounts in thousands)	2006	2005
Operating activities — continuing operations:
Income from continuing operations	$14,136	$12,275
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	1,219	1,764
Depreciation and amortization of premises and equipment	1,709	1,628
Core deposit amortization	234	221
Net investment amortization and accretion	303	781
Net (gain) loss on the sale of assets	(785)	14
Mortgage loans originated for sale	(13,332)	(15,956)
Proceeds from sales of mortgage loans	13,372	16,138
Gain on sales of loans	(59)	(63)
Deferred income tax expense (benefit)	60	(379)
Decrease (increase) in interest receivable	43	(922)
Excess tax benefit from stock-based compensation	(105)	—
Decrease (increase) in other assets	2,508	(4,082)
(Decrease) increase in other liabilities	(1,206)	600

Net cash provided by operating activities — continuing operations	18,097	12,019

Investing activities — continuing operations:
Proceeds from sales of securities available for sale	1,824	16,707
Proceeds from maturities and calls of securities available for sale	12,807	24,410
Proceeds from maturities and calls of securities held to maturity	3,574	4,377
Purchase of securities available for sale	(20,379)	(35,218)
Purchase of bank-owned life insurance	(25,000)	—
Net decrease (increase) in loans held for investment	9,514	(59,276)
Net cash used in branch divestiture	(13,721)	—
Purchase of premises and equipment	(3,237)	(1,577)
Proceeds from sale of equipment	298	760

Net cash used in investing activities — continuing operations	(34,320)	(49,817)

Financing activities — continuing operations:
Net increase (decrease) in demand and savings deposits	13,344	(21,242)
Net increase in time deposits	10,141	60,077
Net decrease in federal funds purchased	(82,500)	(32,500)
Net increase in securities sold under agreement to repurchase	25,632	15,428
Net proceeds from and repayments of FHLB and other borrowings	74,927	74,912
Proceeds from the exercise of stock options	322	255
Excess tax benefit from stock-based compensation	105	—
Acquisition of treasury stock	(4,125)	(125)
Dividends paid	(5,828)	(5,746)

Net cash provided by financing activities — continuing operations	32,018	91,059

Cash flows of discontinued operations: (Revised — See Note 2)
Net cash used in operating activities	—	(104)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—

Net cash used in discontinued operations	—	(104)

Increase in cash and cash equivalents	15,795	53,157

Cash and cash equivalents at beginning of period	57,539	54,746

Cash and cash equivalents at end of period	$73,334	$107,903

Supplemental information — Noncash items
Transfer of loans to other real estate	$490	$196
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share and Per Share Information) (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2005	$11,472	$108,263	$68,019	$(6,881)	$2,360	$183,233
Comprehensive income:
Net income	—	—	12,171	—	—	12,171
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(276)	(276)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(78)	(78)

Comprehensive income	—	—	12,171	—	(354)	11,817

Common dividends declared	—	—	(5,746)	—	—	(5,746)
Acquisition of 4,426 treasury shares	—	—	—	(125)	—	(125)
Acquisition of Stone Capital 2,447 shares issued	2	85	—	—	—	87
Stock awards 1,500 shares issued	2	18				20
Tax benefit from exercise stock options	—	180	—	—	—	180
Option exercise 23,876 shares	20	93	—	142	—	255

Balance June 30, 2005	$11,496	$108,639	$74,444	$(6,864)	$2,006	$189,721

Balance January 1, 2006	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501
Comprehensive income:
Net income	—	—	14,136	—	—	14,136
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(3,352)	(3,352)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(16)	(16)
Unrealized gain on derivative securities	—	—	—	—	902	902

Comprehensive income	—	—	14,136	—	(2,466)	11,670

Common dividends declared	—	—	(5,828)	—	—	(5,828)
Acquisition of 130,861 treasury shares	—	—	—	(4,125)	—	(4,125)
Acquisition of Stone Capital 2,706 shares issued	3	85	—	—	—	88
Stock awards 5,132 shares	—	(36)	—	160	—	124
ESOP allocation 27,733 shares		16		867		883
Equity-based compensation expense	—	140	—	—	—	140
Tax benefit from exercise stock options	—	139	—	—	—	139
Option exercises 19,942 shares	—	(315)	—	626	—	311

Balance June 30, 2006	$11,499	$108,602	$91,136	$(10,097)	$(3,237)	$197,903

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
The consolidated balance sheet as of December 31, 2005, has been derived from the audited financial statements included in the Company’s 2005 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2005 Annual Report of First Community on Form 10-K.
A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 to the Company’s Annual Report on Form 10-K for December 31, 2005. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.
The Company operates within one business segment, community banking.
The cash flows resulting from discontinued operations have been revised to conform to the current year’s presentation, which details cash flows from operating, investing, and financing activities.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also requires additional disclosures related to an entity’s accounting for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, and is not yet in a position to determine the impact of the interpretation.
In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets,” which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Statement permits an entity to measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. The Statement is effective as of an entity’s first fiscal year beginning after September 15, 2006. However, earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, the results of operations, or liquidity.
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
Note 2. Discontinued Operations
In August 2004, the Company sold its mortgage banking subsidiary. The transaction completed the Company’s exit from the mortgage banking business segment.
The business related to the former mortgage banking subsidiary is accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations in accordance with SFAS 144 for all periods presented in this report. Results of the former mortgage subsidiary are presented as discontinued operations in a separate category on the income statement relating to the 2005 period following results from continuing operations. The results of discontinued operations for the three and six months ended June 30, 2005, are presented below. The Company had no related income or loss from discontinued operations in 2006.

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2005	June 30, 2005
Interest Income	$—	$—
Interest Expense	—	—

Net interest income	—	—

Other Income	—	—
Other Expense	39	170

Loss before income taxes	(39)	(170)
Applicable income tax benefit	(15)	(66)

Net Loss	$(24)	$(104)

All assets and liabilities of the mortgage banking subsidiary were disposed of in the third quarter of 2004. Accordingly, there were no assets or liabilities related to discontinued operations included in the June 30, 2006, or the December 31, 2005, consolidated balance sheets.
The cash flows resulting from discontinued operations have been revised to conform to the current year’s presentation, which details cash flows from operating, investing, and financing activities.
Note 3. Mergers, Acquisitions and Branch Development
In June 2006, the Company sold its Drakes Branch, Virginia, location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a pre-tax gain of approximately $702 thousand.
In March 2006, the Company entered into a definitive agreement to sell its branch location in Rowlesburg, West Virginia. The branch had deposits and repurchase agreements totaling approximately $10.7 million and loans of approximately $3.2 million at December 31, 2005. The transaction is expected to result in a pre-tax gain of approximately $382 thousand, and is expected to be completed by December 31, 2006.

Note 4. Investment Securities
As of June 30, 2006, and December 31, 2005, the amortized cost and estimated fair value of available for sale securities are as follows:

	June 30, 2006
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$92,717	$—	$(3,360)	$89,357
States and political subdivisions	147,678	1,479	(2,789)	146,368
Corporate notes	61,520	254	(251)	61,523
Mortgage-backed securities	103,905	67	(3,432)	100,540
Equities	6,840	1,272	(139)	7,973

Total	$412,660	$3,072	$(9,971)	$405,761

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$92,739	$—	$(1,315)	$91,424
States and political subdivisions	151,118	2,426	(1,376)	152,168
Corporate notes	61,466	125	(317)	61,274
Mortgage-backed securities	94,954	155	(2,115)	92,994
Equities	5,390	1,282	(151)	6,521

Total	$405,667	$3,988	$(5,274)	$404,381

As of June 30, 2006, and December 31, 2005, the amortized cost and estimated fair value of held to maturity securities are as follows:

	June 30, 2006
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$20,255	$425	$(8)	$20,672
Mortgage-backed securities	11	—	—	11
Other securities	375	—	(1)	374

Total	$20,641	$425	$(9)	$21,057

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$23,781	$706	$(1)	$24,486
Mortgage-backed securities	17	—	—	17
Other securities	375	—	(1)	374

Total	$24,173	$706	$(2)	$24,877

Management does not believe any individual unrealized loss as of June 30, 2006, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates and not the credit quality of the issuer.

The following table reflects those investments in an unrealized loss position at June 30, 2006, and December 31, 2005. There were no securities in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	June 30, 2006
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$59,440	$(1,858)	$29,918	$(1,502)	$89,358	$(3,360)
States and political subdivisions	54,933	(1,562)	26,877	(1,235)	81,810	(2,797)
Other securities	32,629	(252)	—	—	32,629	(252)
Mortgage-backed securities	29,374	(393)	66,621	(3,039)	95,995	(3,432)
Equity securities	2,322	(137)	14	(2)	2,336	(139)

Total	$178,698	$(4,202)	$123,430	$(5,778)	$302,128	$(9,980)

	December 31, 2005
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$61,469	$(722)	$29,851	$(593)	$91,320	$(1,315)
States and political subdivisions	47,706	(830)	18,583	(547)	66,289	(1,377)
Other securities	41,523	(318)	—	—	41,523	(318)
Mortgage-backed securities	40,651	(952)	45,607	(1,163)	86,258	(2,115)
Equity securities	1,786	(129)	99	(22)	1,885	(151)

Total	$193,135	$(2,951)	$94,140	$(2,325)	$287,275	$(5,276)

Note 5. Loans
Loans, net of unearned income, consist of the following:

	June 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial and agricultural	$108,749	8.25%	$110,211	8.28%
Commercial real estate	434,161	32.92%	464,510	34.90%
Residential real estate	514,019	38.97%	504,386	37.89%
Construction	160,685	12.18%	143,976	10.82%
Consumer	99,018	7.51%	106,148	7.97%
Other	2,311	0.17%	1,808	0.14%

Total	$1,318,943	100.00%	$1,331,039	100.00%

Loans held for sale	$1,293		$1,274

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
Financial instruments whose contract amounts represent credit risk at June 30, 2006, are commitments to extend credit (including availability of lines of credit) of $201.3 million and standby letters of credit and financial guarantees written of $4.9 million.
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
The following table details the Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2006 and 2005.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2006	2005	2006	2005
Beginning balance	$14,797	$16,543	$14,736	$16,339
Provision for loan losses	811	1,073	1,219	1,764
Charge-offs	(1,389)	(1,638)	(2,104)	(2,482)
Recoveries	491	398	859	755
Reclassification of allowance for lending-related commitments	—	(392)	—	(392)

Ending balance	$14,710	$15,984	$14,710	$15,984

Note 7. Deposits
The following is a summary of interest-bearing deposits by type as of June 30, 2006, and December 31, 2005.

	June 30,	December 31,
(Amounts in thousands)	2006	2005
Interest-bearing demand deposits	$139,861	$144,314
Savings deposits	344,436	355,184
Certificates of deposit	675,165	675,904

Total	$1,159,462	$1,175,402

Note 8. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at June 30, 2006, and December 31, 2005.

	June 30,	December 31,
(Amounts in thousands)	2006	2005
FHLB borrowings	$188,694	$113,767
Subordinated debt	15,464	15,464

Total	$204,158	$129,231

FHLB borrowings include $182.3 million in convertible and callable advances and $6.4 million of noncallable term advances from the FHLB of Atlanta at June 30, 2006. The weighted average interest rates of advances are 4.46% and 4.17% at June 30, 2006, and December 31, 2005, respectively.
In January 2006, the Company entered into a derivative swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of the FHLB borrowings is 4.27% at June 30, 2006.
At June 30, 2006, the FHLB advances have maturities between six months and 15 years. The scheduled maturities of the advances are as follows:

Amount
(in thousands)
2006	$365
2007	6,250
2008	—
2009	—
2010	25,000
2011 and thereafter	157,079

Total	$188,694

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
Note 10. Equity-Based Compensation
The Company maintains share-based compensation plans to encourage and facilitate investment in the common stock of the Company by key executives and to assist in the long-term retention of service by those executives. The Company has made stock option awards to officers and directors under a total of four stock-based compensation plans. Non-qualified and incentive stock options, as well as restricted and unrestricted stock may continue to be awarded under the 2004 Omnibus Stock Option Plan. Vesting under the 2004 plan is generally over a three-year period.
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

	Three Months	Six Months
	Ended	Ended
(Dollars in thousands, except per share data)	June 30, 2005	June 30, 2005
Net income as reported	$6,200	$12,171
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(91)

Pro forma net income	$6,153	$12,080

Income from continuing operations	$6,224	$12,275
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47)	(91)

Pro forma income from continuing operations	$6,177	$12,184

Earnings per share:

Basic as reported	$0.55	$1.08
Basic pro forma	$0.55	$1.07

Diluted as reported	$0.55	$1.07
Diluted pro forma	$0.54	$1.07

Earnings per share from continuing operations:

Basic as reported	$0.55	$1.09
Basic pro forma	$0.55	$1.08

Diluted as reported	$0.55	$1.08
Diluted pro forma	$0.54	$1.07
Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) to be classified as financing cash flows. An excess tax benefit totaling $105 thousand is classified as a financing cash inflow for the six months ended June 30, 2006.
As a result of adopting SFAS 123R, pre-tax income and net income for the three months ended June 30, 2006, are approximately $69 thousand and $41 thousand lower, respectively, than accounting for stock options under the intrinsic value method. Pre-tax income and net income for the six months ended June 30, 2006, are approximately $140 thousand and $84 thousand lower, respectively. The increased compensation expense resulting from the adoption of SFAS 123R had no effect on basic or diluted earnings per share for the three and six month periods ended June 30, 3006.
During the three and six months ended June 30, 2006, the Company recognized pre-tax compensation expense related to total equity-based compensation of approximately $95 thousand and $283 thousand, respectively.
As of June 30, 2006, there was approximately $585 thousand of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.4 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

A summary of the Company’s stock option activity, and related information for the six months ended June 30, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)
Outstanding at January 1, 2006	383,562	$22.08
Granted	1,000	31.06
Exercised	(19,942)	16.15
Forfeited	(3,182)	27.47

Outstanding at June 30, 2006	361,438	$22.39	11.8	$3,833

Exercisable at June 30, 2006	248,721	$21.48	10.8	$2,862

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and certain assumptions. The fair values of grants made in the six month periods ended June 30, 2006 and 2005, were estimated using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2006	2005
Volatility	28.50%	28.62%
Expected dividend yield	3.35%	3.59%
Expected term (years)	6.00	6.00
Risk-free rate	4.69%	3.80%
The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005, was $7.57 and $6.71, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was approximately $348 thousand and $58 thousand, respectively.
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

The following table summarizes the status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months then ended.

		Weighted
		Average
	Nonvested	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	4,000	$26.24
Granted	4,532	31.39
Vested	(5,132)	29.67

Nonvested at June 30, 2006	3,400	$27.93

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
The Company is a multi-state bank holding company headquartered in Bluefield, Virginia, with total assets of $1.98 billion at June 30, 2006. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through fifty-nine banking locations and six wealth management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The Bank is the parent of Stone Capital Management, a SEC-registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”.
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
EXECUTIVE OVERVIEW
The Company is a full service commercial bank holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, and offers a wide range of financial services. The Company reported total assets of $1.98 billion at June 30, 2006, and operates through fifty-nine banking offices and six wealth management offices.
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
RECENT ACQUISITIONS AND BRANCHING ACTIVITY
In June 2006, the Company sold its Drakes Branch, Virginia, branch office. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a gain of approximately $702 thousand.
In March 2006, the Company entered into a definitive agreement to sell its branch office in Rowlesburg, West Virginia. The branch had deposits and repurchase agreements totaling approximately $10.7 million and loans of approximately $3.2 million at December 31, 2005. The transaction is expected to result in a gain of approximately $382 thousand, and is expected to be completed by December 31, 2006.
The two transactions are a result of the Company’s current strategic review of its branch network, and the resources will be re-deployed in markets which offer improved growth and development opportunities.
RESULTS OF OPERATIONS
Overview
Net income for the three months ended June 30, 2006, was $7.3 million or $0.65 per basic and diluted share, compared with $6.2 million or $0.55 per basic and diluted share for the three months ended June 30, 2005. Return on average equity for the three months ended June 30, 2006 was 14.74% compared to 13.19% for the three months ended June 30, 2005. Return on average assets was 1.47% for the three months ended June 30, 2006, compared to 1.31% for the three months ended June 30, 2005.
Net income for the six months ended June 30, 2006, was $14.1 million or $1.26 per basic and $1.25 per diluted share, compared with $12.2 million or $1.08 per basic and $1.07 per diluted share for the six months ended June 30, 2005. Return on average equity for the six months ended June 30, 2006 was 14.42% compared to 13.09% for the six months ended June 30, 2005. Return on average assets was 1.45% for the six months ended June 30, 2006, compared to 1.31% for the six months ended June 30, 2005.

Net Interest Income — Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $18.2 million for the three months ended June 30, 2006, compared to $18.5 million for the corresponding period in 2005. Tax-equivalent net interest income totaled $19.2 million for the three months ended June 30, 2006, a decrease of $374 thousand from $19.5 million for the second three months of 2005. The decrease was due partly to increases in rates paid on liabilities which outpaced increases in the rates earned on assets. The Company also acquired $25 million of bank-owned life insurance (“BOLI”), which shifted that amount from earning assets to other assets and the related income from interest income to other income.
Compared to the second three months of 2005, average earning assets increased $58.1 million while interest-bearing liabilities increased $69.8 million during the second three months of 2006. The yield on average earning assets increased 51 basis points to 6.92% from 6.41%. Total cost of interest-bearing liabilities increased 83 basis points during the same period, which resulted in a net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) that was 32 basis points lower at 3.82% compared to 4.14% for the same period last year. The Company’s tax-equivalent net interest margin of 4.28% for the three months ended June 30, 2006, decreased 23 basis points from 4.51% in 2005.
The largest contributor to the increase in the yield on average earning assets in 2006 was the increase in the rate earned on the loan portfolio. The increase in the rate to 7.40% from 6.85%, attributable to the general rise in market rates of interest, resulted in a $1.8 million increase in tax-equivalent interest income compared to the second quarter of 2005. The increase in the loan portfolio contributed approximately $521 thousand to the change in interest income. The volume of variable rate loans tied to prime and other indices increased in response to the recent increases in short-term interest rates.
During the three months ended June 30, 2006, the tax-equivalent yield on securities available for sale increased 53 basis points to 5.52%, while the average balance increased by $20.1 million. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities.
Compared to the second three months of 2005, average interest-bearing balances with banks increased to $41.4 million during the second three months of 2006, as the yield increased 158 basis points to 4.65%.
Compared to the same period in 2005, the average balances of interest-bearing demand and savings deposits decreased $7.3 million and $3.0 million, respectively, for the three months ended June 30, 2006. The average rate paid on interest-bearing demand deposits increased by 5 basis points, while the average rate paid on savings increased 106 basis points. Average time deposits increased $24.0 million while the average rate paid increased 98 basis points from 2.79% in 2005 to 3.77% in 2006. The level of average non-interestbearing demand deposits increased $12.0 million to $240.3 million during the quarter ended June 30, 2006, compared to the corresponding period of the prior year.
The changes in average deposits between the two quarters include the effect of the previously disclosed sale of the Company’s Clifton Forge, Virginia, branch office. The changes also include the effects of the divestiture of the Drakes Branch, Virginia, branch office, although to a very small degree, because the sale was late in June.
Compared to the same period in 2005, average federal funds purchased and repurchase agreements increased $11.1 million to $136.5 million during the second quarter of 2006, while the average rate increased 130 basis points. The average balance of FHLB borrowings and other long-term debt increased by $45.0 million in 2006 to $204.2 million, while the rate paid on those borrowings decreased 56 basis points. The significant decrease in the rate is due to the FHLB debt restructuring near year-end 2005, where the Company paid off high interest rate obligations. The restructuring reduced the interest rate paid on $50 million of effectively fixed-rate FHLB borrowings by approximately 1.63%, and the rate paid on $25 million of floating-rate borrowings by 1.86% at the time of the transaction.
Net Interest Income — Year to Date Comparison (See Table II)
Net interest income was $36.2 million for the six months ended June 30, 2006, compared to $36.3 million for the corresponding period in 2005. Tax-equivalent net interest income totaled $38.2 million for the six months ended June 30, 2006, a decrease of $148 thousand from the $38.4 million for the first six months of 2005. The increase reflects a $351 thousand increase due to increased volume, which was completely offset by a $499 thousand decrease due to net rate changes on the liabilities.
During the first six months of 2006, average earning assets increased $70.5 million while interest-bearing liabilities increased $74.7 million over the comparable period. The yield on average earning assets increased 52 basis points to 6.85% from 6.33% for the six months ended June 30, 2005. Total cost of interest-bearing liabilities increased 82 basis points during the same period, leaving the net interest rate spread 30 basis points lower at 3.84% compared to 4.14% for the same period last year. The Company’s tax-equivalent net interest margin of 4.30% for the six months ended June 30, 2006, decreased 19 basis points from 4.49% in 2005.
The largest contributor to the increase in the yield on average earning assets in 2006, on a volume-weighted basis, was the increase in the rate earned on the loan portfolio. The increase in the rate to 7.34% from 6.77%, attributable to the general rise in market rates of interest, resulted in a $3.7 million increase in tax-equivalent interest income compared to the first six months of 2005. The increase in the loan portfolio contributed approximately $1.8 million to the change in interest income. The volume of variable rate loans tied to prime and other indices increased in response to the recent increases in short-term interest rates.
During the six months ended June 30, 2006, the tax-equivalent yield on securities available for sale increased 45 basis points to 5.39% while the average balance increased by $20.1 million. Although the total portfolio decreased through the period, the average tax-equivalent yield increased due to the addition of higher-rate securities and the reduction of lower-rate securities.
Compared to the first six months of 2005, average interest-bearing balances with banks increased to $35.1 million during the six months of 2006, while the yield increased 152 basis points to 4.44%.
The average balances of interest-bearing demand and savings deposits decreased $7.1 million and $9.7 million, respectively, for the six months ended June 30, 2006. The average rate paid on interest-bearing demand deposits increased 5 basis points, while the average rate paid on savings increased 97 basis points. Average time deposits increased $35.1 million while the average rate paid increased 97 basis points from 2.68% in 2005 to 3.65% in 2006. The increases in rates paid are attributable to the general rise in market rates of interest. The level of average non-interest-bearing demand deposits increased $12.0 million to $236.0 million through June 30, 2006, compared to the corresponding period of the prior year.
The changes in average deposits between the two periods include the effect of the previously disclosed sale of the Company’s Clifton Forge, Virginia, branch office.
Compared to the same period in 2005, average federal funds purchased and repurchase agreements increased $6.2 million to $133.6 million for the first six months of 2006, and the average rate paid increased 127 basis points to 3.18%. The average balance of FHLB and other borrowings increased by $50.2 million in 2006 to $202.1 million, while the rate paid on those borrowings decreased 67 basis points. Like the quarterly comparison, the significant decrease in the rate is due to the FHLB debt restructuring near year-end 2005.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
ASSETS
Earning Assets:
Loans: (2)
Taxable	$1,327,278	$24,487	7.40%	$1,296,274	$22,175	6.86%
Tax-exempt	1,490	30	8.08%	3,084	28	3.64%

Total	1,328,768	24,517	7.40%	1,299,358	22,203	6.85%
Securities available for sale:
Taxable	257,838	3,218	5.01%	243,680	2,548	4.19%
Tax-exempt	147,869	2,367	6.42%	141,932	2,247	6.35%

Total	405,707	5,585	5.52%	385,612	4,795	4.99%
Securities held to maturity:
Taxable	388	5	5.17%	401	4	4.00%
Tax-exempt	20,990	427	8.16%	30,266	624	8.27%

Total	21,378	432	8.11%	30,667	628	8.21%
Interest-bearing deposits	41,361	479	4.65%	23,510	180	3.07%

Total Earning Assets	1,797,214	31,013	6.92%	1,739,147	27,806	6.41%
Other assets	187,527			152,186

TOTAL ASSETS	$1,984,741			$1,891,333

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$148,502	$111	0.30%	$155,841	$98	0.25%
Savings deposits	355,826	1,761	1.99%	358,811	836	0.93%
Time deposits	686,161	6,454	3.77%	662,127	4,613	2.79%

Total interest-bearing deposits	1,190,489	8,326	2.81%	1,176,779	5,547	1.89%
Federal funds purchased and repurchase agreements	136,522	1,142	3.36%	125,415	645	2.06%
FHLB borrowings and other long-term debt	204,172	2,384	4.68%	159,147	2,079	5.24%

Total interest-bearing liabilities	1,531,183	11,852	3.10%	1,461,341	8,271	2.27%

Non-interestbearing demand deposits	240,296			228,307
Other liabilities	14,822			13,153
Stockholders’ Equity	198,440			188,532

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,984,741			$1,891,333

Net Interest Income, Tax Equivalent		$19,161			$19,535

Net Interest Rate Spread (3)			3.82%			4.14%

Net Interest Margin (4)			4.28%			4.51%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
ASSETS
Earning Assets:
Loans: (2)
Taxable	$1,330,375	$48,391	7.34%	$1,276,295	$42,848	6.77%
Tax-exempt	1,531	62	8.17%	3,751	111	5.97%

Total	1,331,906	48,453	7.34%	1,280,046	42,959	6.77%
Securities available for sale:
Taxable	254,702	6,091	4.82%	241,929	4,843	4.04%
Tax-exempt	149,991	4,726	6.35%	142,672	4,580	6.47%

Total	404,693	10,817	5.39%	384,601	9,423	4.94%
Securities held to maturity:
Taxable	389	10	5.18%	404	8	3.99%
Tax-exempt	21,938	876	8.05%	31,346	1,288	8.29%

Total	22,327	886	8.00%	31,750	1,296	8.23%
Interest-bearing deposits	35,134	774	4.44%	27,119	393	2.92%

Total Earning Assets	1,794,060	60,930	6.85%	1,723,516	54,071	6.33%
Other assets	178,179			151,065

TOTAL ASSETS	$1,972,239			$1,874,581

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$147,490	$217	0.30%	$154,589	$190	0.25%
Savings deposits	357,804	3,393	1.91%	367,467	1,705	0.94%
Time deposits	682,598	12,363	3.65%	647,489	8,614	2.68%

Total interest-bearing deposits	1,187,892	15,973	2.71%	1,169,545	10,509	1.81%
Federal funds purchased and repurchase agreements	133,566	2,103	3.18%	127,373	1,206	1.91%
FHLB borrowings and other long-term debt	202,118	4,634	4.62%	151,921	3,988	5.29%

Total interest-bearing liabilities	1,523,576	22,710	3.01%	1,448,839	15,703	2.19%

Non-interestbearing demand deposits	235,987			224,028
Other liabilities	14,953			14,260
Stockholders’ Equity	197,723			187,454

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,972,239			$1,874,581

Net Interest Income, Tax Equivalent		$38,220			$38,368

Net Interest Rate Spread (3)			3.84%			4.14%

Net Interest Margin (4)			4.30%			4.49%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to absolute dollar amounts.

	Three Months Ended June 30, 2006,			Six Months Ended June 30, 2006,
	Compared to 2005			Compared to 2005
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
(Amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans (1)	$521	$1,793	$2,314	$1,786	$3,708	$5,494
Securities available for sale (1)	249	541	790	498	896	1,394
Securities held to maturity (1)	(189)	(7)	(196)	(377)	(33)	(410)
Interest-bearing deposits with other banks	178	121	299	138	243	381

Total interest-earning assets	759	2,448	3,207	2,045	4,814	6,859

Interest Paid On:
Demand deposits	(5)	18	13	(9)	36	27
Savings deposits	(7)	932	925	(46)	1,734	1,688
Time deposits	173	1,669	1,842	489	3,260	3,749
Fed funds purchased and repurchase agreements	62	435	497	61	836	897
FHLB borrowings and other long-term debt	542	(238)	304	1,200	(554)	646

Total interest-bearing liabilities	765	2,816	3,581	1,695	5,312	7,007

Change in net interest income, tax-equivalent	$(6)	$(368)	$(374)	$350	$(498)	$(148)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
The allowance for loan losses was $14.7 million at June 30, 2006, and December 31, 2005 and $16.0 million at June 30, 2005. The Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2006 and 2005, is as follows:

	For the Three Months ended		For the Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2006	2005	2006	2005
Allowance for loan losses
Beginning balance	$14,797	$16,543	$14,736	$16,339
Provision for loan losses	811	1,073	1,219	1,764
Charge-offs	(1,389)	(1,638)	(2,104)	(2,482)
Recoveries	491	398	859	755
Reclassification of allowance for lending-related commitments	—	(392)	—	(392)

Ending balance	$14,710	$15,984	$14,710	$15,984

The total allowance for loan losses to loans held for investment ratio was 1.12% at June 30, 2006, compared to 1.11% at December 31, 2005, and 1.23% at June 30, 2005. Management considers the allowance adequate based upon its analysis of the portfolio as of June 30, 2006. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.
The provision for loan losses for the second quarter of 2006 was $811 thousand, a decrease of $262 thousand compared to $1.1 million in 2005. The provision for loan losses for the six-month period ended June 30, 2006, decreased to $1.2 million when compared to the six-month period ending June 30, 2005, of $1.8 million. The decrease in provision between all periods compared is primarily attributable to lower net charge-offs. Net charge-offs for the second quarter of 2006 were $898 thousand, compared to $1.2 million in 2005. Year-to-date net charge-offs were $1.2 million compared to $1.7 million in 2005.
Non-interest Income
Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income for the second quarter of 2006 was $5.5 million compared to $4.6 million in the same period of 2005, an increase of 21%. The second quarter of 2006 included $702 thousand in gain on the sale of the Drakes Branch, Virginia banking office. During the second quarter of 2006, the Company purchased $25 million of BOLI, which is the majority of the increase in other assets between December 31, 2005, and June 30, 2006. The increase in cash surrender value on that policy during the second quarter was approximately $249 thousand. The remaining components of non-interest income remained relatively stable between the two comparable quarterly periods.
Non-interest income for the first six months of 2006 was $10.7 million compared to $8.3 million for the same period of 2005. Included in the 2006 amount is a $676 thousand recovery related to an historical payments system fraud, in addition to the branch sale gain.
Non-interest Expense
Non-interest expense totaled $12.6 million for the quarter ended June 30, 2006, decreasing $713 thousand, or 5.4%, from the same period in 2005. Year-to-date non-interest expense was $25.9 million, an increase of less than one half of one percent over the 2005 comparable period. The quarterly decrease and lower year-to-date increase are the result of the Company’s refocused efforts to control costs. Second quarter and year-to-date salaries and benefits decreased $670 thousand and $87 thousand, respectively, from the comparable prior year periods. Other operating expenses also decreased slightly between the comparable quarter and year-to-date periods.
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
For the second quarter of 2006, consolidated income taxes were $3.0 million compared to $2.5 million for the second quarter of 2005. For the quarters ended June 30, 2006 and 2005, the effective tax rates were 29.16% and 28.56%, respectively. The effective tax rate was higher during the current quarter due to a lower proportion of tax-free municipal security interest income than in the second quarter of 2005. For the first six months of 2006, consolidated income taxes were $5.6 million, a 28.48% effective tax rate, compared to $4.7 million, an effective tax rate of 27.71%, for the first six months of 2005.

FINANCIAL POSITION
Total assets at June 30, 2006, increased $27 million to $1.98 billion from December 31, 2005, an annualized growth rate of 2.8%. The lower asset growth rate reflects the mid-year impact of the sale of one of the Company’s banking offices (see Notes to the Consolidated Financial Statements).
Securities
Securities available for sale were $405.8 million at June 30, 2006, compared to $404.4 million at December 31, 2005, an increase of $1.4 million.
Securities held to maturity totaled $20.6 million at June 30, 2006, reflective of continuing paydowns, maturities and calls within the portfolio. The market value of investment securities held to maturity was 102.0% and 102.9% of book value at June 30, 2006, and December 31, 2005, respectively.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. Management does not believe any unrealized loss, individually or in the aggregate, as of June 30, 2006, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decrease in value is attributable to changes in market interest rates and not the credit quality of the issuer.
Loan Portfolio
Loans Held for Sale: The $1.3 million balance of loans held for sale at June 30, 2006, represents long-term mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at June 30, 2006, was $7.7 million on 50 loans.
Loans Held for Investment: Total loans held for investment remained relatively stable at $1.32 billion at June 30, 2006, compared to $1.33 billion at December 31, 2005, and increased $22.2 million from June 30, 2005. The average loan to deposit ratio increased to 92.9% for the second quarter of 2006, compared to 92.3% for the fourth quarter of 2005 and 92.5% for the second quarter of 2005. The 2006 year-to-date average loans of $1.33 billion increased $51.9 million when compared to the average for the first six months of 2005 of $1.28 billion.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of June 30, 2006, December 31, 2005 and June 30, 2005.

	June 30, 2006		December 31, 2005		June 30, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$108,749	8.25%	$110,211	8.28%	$103,565	7.99%
Commercial real estate	434,161	32.92%	464,510	34.90%	471,340	36.35%
Residential real estate	514,019	38.97%	504,386	37.89%	481,577	37.14%
Construction	160,685	12.18%	143,976	10.82%	126,678	9.77%
Consumer	99,018	7.51%	106,148	7.97%	111,654	8.61%
Other	2,311	0.17%	1,808	0.14%	1,914	0.14%

Total	$1,318,943	100.00%	$1,331,039	100.00%	$1,296,728	100.00%

Loans Held for Sale	$1,293		$1,274		$1,075

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned (“OREO”), and repossessions. Non-performing assets were $3.9 million at June 30, 2006, $4.8 million at December 31, 2005, and $5.1 million at June 30, 2005. The percentage of non-performing assets to total loans, OREO and repossessions was 0.29% at June 30, 2006, down from 0.36% at December 31, 2005, and 0.40% at June 30, 2005.
The following schedule details non-performing assets by category at the close of each of the quarters ended June 30, 2006 and 2005, and December 31, 2005.

	June 30,	December 31,	June 30,
(Amounts in thousands)	2006	2005	2005
Non-accrual	$2,937	$3,383	$4,132
Ninety days past due and accruing	—	11	—
Other real estate owned	910	1,400	975
Repossessions	3	55	29

Total non-performing assets	$3,850	$4,849	$5,136

Restructured loans performing in accordance with modified terms	$289	$302	$327

At June 30, 2006, non-accrual loans decreased $446 thousand from December 31, 2005, and $1.2 million from June 30, 2005. The decrease in non-accrual loans is reflective of the Company’s strict underwriting and improving credit quality. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO of $910 thousand decreased from both June 30 and December 31, 2005, levels mostly as a result of property sales. OREO is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits grew by $7.2 million during the first six months of 2006, net of the transfer of deposits in the Drakes Branch, Virginia, office. Non interest-bearing demand deposits increased by $23.1 million and interest-bearing demand deposits decreased $4.5 million. Savings decreased $10.7 million and time deposits decreased $739 thousand.
In December 2005, the Company prepaid $77 million of FHLB advances, with interest rates ranging from 5.71% to 6.27%, with a weighted average rate and maturity of 5.96% and 4.3 years, respectively. In January 2006, the Company drew additional FHLB advances of $75 million, with a floating interest rate based on 3-month LIBOR, and which mature in fifteen years. The FHLB has the option, after five years, to convert the new advances to a fixed interest rate of 4%. Concurrent with the new advances, the Company entered into an interest rate swap agreement, effectively fixing the rate on $50 million of the new advances for five years. Under the terms of the swap, the Company will pay fixed interest payments of 4.335% on a notional $50 million, and receive floating interest rate payments of 3-month LIBOR less 45 basis points. The Company expects to save approximately $813 thousand in annual interest expense on the $50 million fixed by the interest rate swap. The remaining $25 million will float at an interest rate based on 3-month LIBOR. The initial interest rate on the floating portion of the FHLB advances is approximately 1.86% less than the weighted average rate of the prepaid advances. For further discussion of FHLB borrowings, see the Borrowings note to the Unaudited Consolidated Financial Statements included in this report.
Securities sold under repurchase agreements increased $25.4 million in the first six months of 2006. There were no federal funds purchased outstanding at June 30, 2006, as the Company has been in a fairly even liquidity position throughout the first six months of 2006.

Stockholders’ Equity
Total stockholders’ equity increased $3.4 million from December 31, 2005, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $14.1 million after dividends paid to stockholders of $5.8 million, net changes of $2.5 million to treasury stock, and increases in other comprehensive loss of $2.5 million.
Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2006, the Company’s total capital to risk-weighted assets ratio was 12.14% versus 11.65% at December 31, 2005. The Company’s Tier 1 capital to risk-weighted assets ratio was 11.05% at June 30, 2006, compared to 10.54% at December 31, 2005. The Company’s Tier 1 leverage ratio at June 30, 2006, was 8.06% compared to 7.77% at December 31, 2005. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels prescribed for banks.

PART I.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At June 30, 2006, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $73.3 million, investment securities available for sale of $405.8 million, and FHLB credit availability of approximately $212.4 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
The following table summarizes the impact on net interest income and the economic value of equity as of June 30, 2006, and December 31, 2005, of immediate and sustained rate shocks in the interest rate environment of plus and minus 200 basis points from the base simulation, assuming no remedial measures are affected.
Rate Sensitivity Analysis

	June 30, 2006
(Dollars in thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$1,290	1.7	$183	0.1
100	728	1.0	3,966	1.3
(100)	(794)	(1.0)	3,313	1.1
(200)	(2,635)	(3.5)	(7,899)	(2.6)

	December 31, 2005
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(764)	(1.0)	$(13,392)	(4.6)
100	(403)	(0.5)	(6,211)	(2.2)
(100)	(950)	(1.3)	(4,376)	(1.5)
(200)	(4,299)	(5.8)	(15,755)	(5.5)
When comparing the impact of the rate shock analysis between June 30, 2006, and December 31, 2005, the changes in net interest income reflect relatively similar results and the impact of the balance sheet composition of assets and liabilities as the profile continues to reflect asset sensitivity. The asset sensitivity is reflected in on-hand liquidity in cash and cash equivalents of $73.3 million and in the loan portfolio which includes adjustable or variable rates on approximately 50% of the portfolio at June 30, 2006.
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
Additionally, the Company entered into a pay fixed, receive variable derivative interest rate swap agreement in January 2006. The Company accounts for the derivate swap instrument as a cash flow hedge under the shortcut method allowed by FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2006, the fair market value of the swap was approximately $1.5 million.

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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
     (b) Not Applicable
     (c) Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the six months ended June 30, 2006.

				Maximum
				Number of
			Total Number of	Shares that
	Total # of	Average	Shares Purchased	May yet be
	Shares	Price Paid	as Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan
January 1-31, 2006	23,161	$32.10	23,161	284,455
February 1-28, 2006	32,900	32.14	32,900	287,234
March 1-31, 2006	25,000	31.81	25,000	265,566
April 1-30, 2006	10,000	30.38	10,000	255,566
May 1-31, 2006	14,300	30.68	14,300	248,337
June 1-30, 2006	25,500	30.85	25,500	227,437

Total	130,861	$31.52	130,861

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company held 322,563 shares in treasury at June 30, 2006.
ITEM 3. Defaults Upon Senior Securities
          Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
          Not Applicable
ITEM 5. Other Information
          Not Applicable

Item 6. Exhibits
     (a) Exhibits

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)*

10.1.1	Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan (12)*

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)*

10.3	Employment Agreement dated January 1, 2000, and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2)(6)*

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (4)*

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (4)*

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)*

10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B. W. Harvey, Sr. — October 19, 2004). (14)*

10.7	First Community Bancshares, Inc. Wrap Plan. (3)*

10.8	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (8)*

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)*

10.10	Form of Indemnification Agreement between First Community Bank, N. A., its Directors and Certain Executive Officers. (9)*

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Stock Award Agreement (13)*

10.13	Change of control agreement between First Community Bank, N. A. and Mark A. Wendel. (15)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification of Chief Executive and Chief Financial Officer Section 1350.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Not used.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, Kenneth P. Mulkey, E. Stephen Lilly and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II but are not filed herewith.

(15)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2005, and filed on March 15, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: August 9, 2006

/s/ John M. Mendez John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)

DATE: August 9, 2006

/s/ David D. Brown David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350