Form 10-Q
period 2006-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2006-11-08
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006
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
☑ Yes                      ☐No
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
Class – Common Stock, $1.00 Par Value; 11,191,889 shares outstanding as of October 31, 2006

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended September 30, 2006
INDEX

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
(Amounts in Thousands, Except Share Data)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$38,961	$46,872
Interest-bearing balances with banks	13,473	10,667

Total cash and cash equivalents	52,434	57,539
Securities available for sale (amortized cost of $475,733 at September 30, 2006; $405,667 at December 31, 2005)	475,528	404,381
Securities held to maturity (fair value of $20,659 at September 30, 2006; $24,877 at December 31, 2005)	20,250	24,173
Loans held for sale	1,046	1,274
Loans held for investment, net of unearned income	1,299,220	1,331,039
Less allowance for loan losses	14,946	14,736

Net loans held for investment	1,284,274	1,316,303
Premises and equipment	35,879	34,993
Other real estate owned	753	1,400
Interest receivable	11,435	10,232
Goodwill and other intangible assets	60,796	61,119
Other assets	65,174	41,069

Total Assets	$2,007,569	$1,952,483

Liabilities
Deposits:
Noninterest-bearing	$245,097	$230,542
Interest-bearing	1,154,358	1,175,402

Total Deposits	1,399,455	1,405,944
Interest, taxes and other liabilities	15,994	16,153
Federal funds purchased	15,500	82,500
Securities sold under agreements to repurchase	172,711	124,154
FHLB borrowings and other indebtedness	198,127	129,231

Total Liabilities	1,801,787	1,757,982

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 and 11,496,312 shares issued at September 30, 2006, and December 31, 2005, including 315,350 and 244,509 shares in treasury, respectively	11,499	11,496
Additional paid-in capital	108,605	108,573
Retained earnings	95,414	82,828
Treasury stock, at cost	(9,866)	(7,625)
Accumulated other comprehensive income (loss)	130	(771)

Total Stockholders’ Equity	205,782	194,501

Total Liabilities and Stockholders’ Equity	$2,007,569	$1,952,483

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in Thousands Except Share and Per Share Data)	2006	2005	2006	2005
Interest Income
Interest and fees on loans held for investment	$24,578	$23,263	$73,009	$66,183
Interest on securities-taxable	3,734	2,904	9,835	7,755
Interest on securities-nontaxable	1,877	1,783	5,519	5,597
Interest on deposits in banks	51	343	825	737

Total interest income	30,240	28,293	89,188	80,272
Interest Expense
Interest on deposits	8,760	6,296	24,733	16,805
Interest on borrowings	3,724	3,276	10,461	8,471

Total interest expense	12,484	9,572	35,194	25,276

Net interest income	17,756	18,721	53,994	54,996
Provision for loan losses	579	1,060	1,798	2,824

Net interest income after provision for loan losses	17,177	17,661	52,196	52,172

Noninterest Income
Wealth management income	623	757	2,038	2,239
Service charges on deposit accounts	2,611	2,660	7,683	7,431
Other service charges, commissions and fees	750	733	2,201	2,063
Gain (loss) on sale of securities	(6)	536	60	679
Other operating income	1,120	346	3,784	912

Total noninterest income	5,098	5,032	15,766	13,324

Noninterest Expense
Salaries and employee benefits	6,151	7,260	20,834	22,030
Occupancy expense of bank premises	1,039	1,000	3,090	2,911
Furniture and equipment expense	871	855	2,579	2,452
Core deposit amortization	88	112	322	333
Other operating expense	4,064	3,891	11,309	11,189

Total noninterest expense	12,213	13,118	38,134	38,915

Income from continuing operations before income taxes	10,062	9,575	29,828	26,581
Income tax expense	2,877	2,641	8,507	7,372

Income from continuing operations	7,185	6,934	21,321	19,209

Loss from discontinued operations before income tax	—	(36)	—	(206)
Income tax benefit	—	(14)	—	(80)

Loss from discontinued operations	—	(22)	—	(126)

Net income	$7,185	$6,912	$21,321	$19,083

Basic earnings per common share	$0.64	$0.61	$1.90	$1.69

Diluted earnings per common share	$0.64	$0.61	$1.89	$1.68

Basic earnings per common share — continuing operations	$0.64	$0.61	$1.90	$1.70

Diluted earnings per common share — continuing operations	$0.64	$0.61	$1.89	$1.69

Dividends declared per common share	$0.26	$0.255	$0.78	$0.765

Weighted average basic shares outstanding	11,174,479	11,275,156	11,202,631	11,269,515
Weighted average diluted shares outstanding	11,245,073	11,342,912	11,273,293	11,342,233
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2006	2005
Operating activities — continuing operations:
Income from continuing operations	$21,321	$19,209
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Provision for loan losses	1,798	2,824
Depreciation and amortization of premises and equipment	2,564	2,474
Core deposit amortization	322	333
Net investment amortization and accretion	602	1,139
Net gain on the sale of assets	(796)	(490)
Mortgage loans originated for sale	(23,204)	(28,419)
Proceeds from sales of mortgage loans	23,551	28,351
Gain on sales of loans	(119)	(115)
Deferred income tax (benefit) expense	(34)	1,098
Increase in interest receivable	(1,213)	(1,621)
Excess tax benefit from stock-based compensation	(139)	—
Other operating activities, net	582	(3,560)

Net cash provided by operating activities — continuing operations	25,235	21,223

Investing activities — continuing operations:
Proceeds from sales of securities available for sale	14,073	18,959
Proceeds from maturities and calls of securities available for sale	17,628	33,798
Proceeds from maturities and calls of securities held to maturity	3,974	9,552
Purchase of securities available for sale	(100,834)	(90,326)
Purchase of bank-owned life insurance	(25,000)	—
Net decrease (increase) in loans held for investment	29,056	(87,064)
Net cash used in branch divestiture	(13,721)	—
Purchase of premises and equipment	(4,094)	(2,462)
Proceeds from sale of equipment	323	1,005

Net cash used in investing activities — continuing operations	(78,595)	(116,538)

Financing activities — continuing operations:
Net increase (decrease) in demand and savings deposits	(6,881)	8,053
Net increase in time deposits	16,695	78,921
Net decrease in federal funds purchased	(67,000)	(32,500)
Net increase in securities sold under agreement to repurchase	48,836	15,882
Net proceeds from and repayments of FHLB and other borrowings	68,896	74,861
Proceeds from the exercise of stock options	871	333
Excess tax benefit from stock-based compensation	139	—
Acquisition of treasury stock	(4,566)	(293)
Dividends paid	(8,735)	(8,618)

Net cash provided by financing activities — continuing operations	48,255	136,639

Cash flows of discontinued operations: (Revised — See Note 2)
Net cash used in operating activities	—	(126)
Net cash used in investing activities	—	—
Net cash used in financing activities	—	—

Net cash used in discontinued operations	—	(126)

(Decrease) increase in cash and cash equivalents	(5,105)	41,198

Cash and cash equivalents at beginning of period	57,539	54,746

Cash and cash equivalents at end of period	$52,434	$95,944

Supplemental information — Noncash items Transfer of loans to other real estate	$883	$1,214
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share and Per Share Information) (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2005	$11,472	$108,263	$68,019	$(6,881)	$2,360	$183,233
Comprehensive income:
Net income	—	—	19,083	—	—	19,083
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(307)	(307)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(354)	(354)

Comprehensive income	—	—	19,083	—	(661)	18,422

Common dividends declared	—	—	(8,618)	—	—	(8,618)
Acquisition of 9,917 treasury shares	—	—	—	(293)	—	(293)
Acquisition of Stone Capital 2,447 shares issued	2	85	—	—	—	87
Stock awards 1,500 shares issued	2	18				20
Tax benefit from exercise stock options	—	204	—	—	—	204
Option exercise 28,224 shares	20	36	—	277	—	333

Balance September 30, 2005	$11,496	$108,606	$78,484	$(6,897)	$1,699	$193,388

Balance January 1, 2006	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501
Comprehensive income:
Net income	—	—	21,321	—	—	21,321
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	663	663
Less reclassification adjustment for gains realized in net income	—	—	—	—	(14)	(14)
Unrealized gain on derivative securities	—	—	—	—	252	252

Comprehensive income	—	—	21,321	—	901	22,222

Common dividends declared	—	—	(8,735)	—	—	(8,735)
Acquisition of 145,161 treasury shares	—	—	—	(4,566)	—	(4,566)
Acquisition of Stone Capital 2,706 shares issued	3	85	—	—	—	88
Stock awards 5,132 shares	—	(42)	—	160	—	118
ESOP allocation 27,733 shares		16		867		883
Equity-based compensation expense	—	223	—	—	—	223
Tax benefit from exercise stock options	—	189	—	—	—	189
Option exercises 41,455 shares	—	(439)	—	1,298	—	859

Balance September 30, 2006	$11,499	$108,605	$95,414	$(9,866)	$130	$205,782

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
Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The adoption of this SAB is not expected to have a material impact on the Company’s financial condition, the results of operations, or liquidity.
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
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require evaluation of all interests in securitized financial assets under Statement No. 133, eliminating a long-standing (but always intended to be temporary) exemption from Statement No. 133 for such financial instruments. As a result of the Statement, entities will have to determine if such interests may be (1) freestanding derivatives, (2) hybrid financial instruments containing embedded derivatives requiring bifurcation, or (3) hybrid financial instruments containing embedded derivatives that do not require bifurcation. In addition, the Statement permits fair value re-measurement for any hybrid instrument that contains an embedded derivative that would otherwise have to be bifurcated.
The Statement is effective for all financial instruments acquired, issued, or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. Earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements for any interim period of that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial condition, the results of operations, or liquidity.
Note 2. Discontinued Operations
In August 2004, the Company sold its mortgage banking subsidiary. The transaction completed the Company’s exit from the mortgage banking business segment.
The business related to the former mortgage banking subsidiary is accounted for as discontinued operations and, therefore, the results of operations and cash flows have been removed from the Company’s results of continuing operations in accordance with SFAS 144 for all periods presented in this report. Results of the former mortgage subsidiary are presented as discontinued operations in a separate category on the income statement relating to the 2005 period following results from continuing operations. The results of discontinued operations for the three and nine months ended September 30, 2005, are presented below. The Company had no related income or loss from discontinued operations in 2006.

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2005	September 30, 2005
Interest Income	$—	$—
Interest Expense	—	—

Net interest income	—	—

Other Income	—	—
Other Expense	36	206

Loss before income taxes	(36)	(206)
Applicable income tax benefit	(14)	(80)

Net Loss	$(22)	$(126)

All assets and liabilities of the mortgage banking subsidiary were disposed of in the third quarter of 2004. Accordingly, there were no assets or liabilities related to discontinued operations included in the September 30, 2006, or the December 31, 2005, consolidated balance sheets.
The cash flows resulting from discontinued operations have been revised to conform to the current year’s presentation, which details cash flows from operating, investing, and financing activities.
Note 3. Branch Divestitures
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
Note 4. Investment Securities
As of September 30, 2006, and December 31, 2005, the amortized cost and estimated fair value of available for sale securities are as follows:

	September 30, 2006
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$117,774	$86	$(1,355)	$116,505
States and political subdivisions	154,698	2,409	(733)	156,374
Corporate notes	71,788	289	(363)	71,714
Mortgage-backed securities	124,595	235	(2,282)	122,548
Equities	6,878	1,582	(73)	8,387

Total	$475,733	$4,601	$(4,806)	$475,528

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$92,739	$—	$(1,315)	$91,424
States and political subdivisions	151,118	2,426	(1,376)	152,168
Corporate notes	61,466	125	(317)	61,274
Mortgage-backed securities	94,954	155	(2,115)	92,994
Equities	5,390	1,282	(151)	6,521

Total	$405,667	$3,988	$(5,274)	$404,381

As of September 30, 2006, and December 31, 2005, the amortized cost and estimated fair value of held to maturity securities are as follows:

	September 30, 2006
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$19,867	$412	$(2)	$20,277
Mortgage-backed securities	8	—	—	8
Other securities	375	—	(1)	374

Total	$20,250	$412	$(3)	$20,659

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$23,781	$706	$(1)	$24,486
Mortgage-backed securities	17	—	—	17
Other securities	375	—	(1)	374

Total	$24,173	$706	$(2)	$24,877

The following table reflects those investments in an unrealized loss position at September 30, 2006, and December 31, 2005. There were no securities in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	September 30, 2006
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$53,447	$(537)	$40,539	$(818)	$93,986	$(1,355)
States and political subdivisions	24,464	(252)	28,534	(483)	52,998	(735)
Other securities	15,487	(154)	27,295	(210)	42,782	(364)
Mortgage-backed securities	26,121	(384)	73,175	(1,898)	99,296	(2,282)
Equity securities	1,958	(71)	47	(2)	2,005	(73)

Total	$121,477	$(1,398)	$169,590	$(3,411)	$291,067	$(4,809)

	December 31, 2005
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$61,469	$(722)	$29,851	$(593)	$91,320	$(1,315)
States and political subdivisions	47,706	(830)	18,583	(547)	66,289	(1,377)
Other securities	41,523	(318)	—	—	41,523	(318)
Mortgage-backed securities	40,651	(952)	45,607	(1,163)	86,258	(2,115)
Equity securities	1,786	(129)	99	(22)	1,885	(151)

Total	$193,135	$(2,951)	$94,140	$(2,325)	$287,275	$(5,276)

At September 30, 2006, the combined depreciation in value of the 200 individual security holdings in an unrealized loss position was less than 1.00% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of September 30, 2006, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are mostly attributable to changes in market interest rates and not the credit quality of the issuer.
Note 5. Loans
Loans, net of unearned income, consist of the following:

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial and agricultural	$105,624	8.13%	$110,211	8.28%
Commercial real estate	425,622	32.76%	464,510	34.90%
Residential real estate	509,940	39.25%	504,386	37.89%
Construction	160,840	12.38%	143,976	10.82%
Consumer	95,000	7.31%	106,148	7.97%
Other	2,194	0.17%	1,808	0.14%

Total	$1,299,220	100.00%	$1,331,039	100.00%

Loans held for sale	$1,046		$1,274

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
Financial instruments whose contract amounts represent credit risk at September 30, 2006, are commitments to extend credit (including availability of lines of credit) of $207.2 million and standby letters of credit and financial guarantees written of $7.1 million.
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

The following table details the Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2006 and 2005.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2006	2005	2006	2005
Beginning balance	$14,710	$15,984	$14,736	$16,339
Provision for loan losses	579	1,060	1,798	2,824
Charge-offs	(832)	(3,037)	(2,936)	(5,519)
Recoveries	489	479	1,348	1,234
Reclassification of allowance for lending-related commitments	—	—	—	(392)

Ending balance	$14,946	$14,486	$14,946	$14,486

Note 7. Deposits
The following is a summary of interest-bearing deposits by type as of September 30, 2006, and December 31, 2005.

	September 30,	December 31,
(Amounts in thousands)	2006	2005
Interest-bearing demand deposits	$145,519	$144,314
Savings deposits	327,120	355,184
Certificates of deposit	681,719	675,904

Total	$1,154,358	$1,175,402

Note 8. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at September 30, 2006, and December 31, 2005.

	September 30,	December 31,
(Amounts in thousands)	2006	2005
FHLB borrowings	$182,663	$113,767
Subordinated debt	15,464	15,464

Total	$198,127	$129,231

FHLB borrowings include $176.4 million in convertible and callable advances and $6.3 million of noncallable term advances from the FHLB of Atlanta at September 30, 2006. The weighted average interest rates of advances are 4.69% and 4.17% at September 30, 2006, and December 31, 2005, respectively.
In January 2006, the Company entered into a derivative swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of the FHLB borrowings is 4.26% at September 30, 2006. The fair value of the interest rate swap was $421 thousand at September 30, 2006.

At September 30, 2006, the FHLB advances have maturities between three months and 15 years. The scheduled maturities of the advances are as follows:

Amount
(in thousands)
2006	$439
2007	6,250
2008	—
2009	—
2010	25,000
2011 and thereafter	150,974

Total	$182,663

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
Note 9. Commitments and Contingencies
In the normal course of business, the Company is a defendant in various legal actions and asserted claims. While the Company and its legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, the resolution of these actions, singly or in the aggregate, should not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.
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

	Three Months	Nine Months
	Ended	Ended
(Dollars in thousands, except per share data)	September 30, 2005	September 30, 2005
Net income as reported	$6,912	$19,083
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(144)

Pro forma net income	$6,859	$18,939

Income from continuing operations	$6,934	$19,209
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(53)	(144)

Pro forma income from continuing operations	$6,881	$19,065

Earnings per share:

Basic as reported	$0.61	$1.69
Basic pro forma	$0.61	$1.68

Diluted as reported	$0.61	$1.68
Diluted pro forma	$0.60	$1.67

Earnings per share from continuing operations:

Basic as reported	$0.61	$1.70
Basic pro forma	$0.61	$1.69

Diluted as reported	$0.61	$1.69
Diluted pro forma	$0.61	$1.68
Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) to be classified as financing cash flows. An excess tax benefit totaling $139 thousand is classified as a financing cash inflow for the nine months ended September 30, 2006.
As a result of adopting SFAS 123R, pre-tax income and net income for the three months ended September 30, 2006, are approximately $69 thousand and $50 thousand lower, respectively, than accounting for stock options under the intrinsic value method. The increased compensation expense had no effect on basic or diluted earnings per share for the three months ended September 30, 2006. Pre-tax income and net income for the nine months ended September 30, 2006, are approximately $209 thousand and $152 thousand lower, respectively. The increased compensation expense decreased basic and diluted earnings per share approximately one cent for the nine months ended September 30, 2006.
During the three and nine months ended September 30, 2006, the Company recognized pre-tax compensation expense related to total equity-based compensation of approximately $86 thousand and $368 thousand, respectively.
As of September 30, 2006, there was approximately $515 thousand of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.2 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

A summary of the Company’s stock option activity, and related information for the nine months ended September 30, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)
Outstanding at January 1, 2006	383,562	$22.08
Granted	1,000	31.06
Exercised	(41,455)	20.79
Forfeited	(3,432)	27.84

Outstanding at September 30, 2006	339,675	$22.21	12.0	$3,792

Exercisable at September 30, 2006	227,459	$21.15	11.0	$2,779

Weighted-average grant-date fair value of options granted during the period	$7.57
The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and certain assumptions. The fair values of grants made in the nine-month periods ended September 30, 2006 and 2005, were estimated using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2006	2005
Volatility	28.50%	28.57%
Expected dividend yield	3.35%	3.59%
Expected term (years)	6.00	6.00
Risk-free rate	4.69%	3.82%
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005, was $7.57 and $6.70, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was approximately $464 thousand and $521 thousand, respectively.
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

The following table summarizes the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months then ended.

		Weighted
		Average
	Nonvested	Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	4,000	$26.24
Granted	4,532	31.39
Vested	(5,132)	29.67
Forfeited	(100)	32.62

Nonvested at September 30, 2006	3,300	$27.79

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
The Company is a multi-state bank holding company headquartered in Bluefield, Virginia, with total assets of $2.01 billion at September 30, 2006. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through fifty-nine locations and four wealth management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The Bank is the parent of Stone Capital Management, a SEC-registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”.
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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the accounting areas that require the most subjective or complex judgments. The identified critical accounting policies are described in detail in the Company’s 2005 Annual Report on Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2005.
COMPANY OVERVIEW
The Company is a full service commercial bank holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, and offers a wide range of financial services. The Company reported total assets of $2.01 billion at September 30, 2006, and operates through fifty-nine offices and four wealth management offices.
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
The two transactions are a result of the Company’s recent strategic review of its branch network. Resources from the branch divestitures will be re-deployed in markets which offer improved growth and development opportunities.
The Company currently has plans to open five new branch offices during 2007. Two locations are planned in the Winston-Salem, North Carolina, area and are scheduled to be open during the first quarter of 2007. The remaining locations are Mechanicsville, Virginia, and Daniels and Summersville, West Virginia. These locations are all in various stages of construction, and are anticipated to be open by the third quarter of 2007.
RESULTS OF OPERATIONS
Overview
Net income for the three months ended September 30, 2006, was $7.2 million or $0.64 per basic and diluted share, compared with $6.9 million or $0.61 per basic and diluted share for the three months ended September 30, 2005. Return on average equity for the three months ended September 30, 2006 was 14.05% compared to 14.23% for the three months ended September 30, 2005. Return on average assets was 1.45% for the three months ended September 30, 2006, compared to 1.40% for the three months ended September 30, 2005.
Net income for the nine months ended September 30, 2006, was $21.3 million or $1.90 per basic and $1.89 per diluted share, compared with $19.1 million or $1.69 per basic and $1.68 per diluted share for the nine months ended September 30, 2005. Return on average equity for the nine months ended September 30, 2006 was 14.29% compared to 13.49% for the nine months ended September 30, 2005. Return on average assets was 1.45% for the nine months ended September 30, 2006, compared to 1.34% for the nine months ended September 30, 2005.
Net Interest Income – Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $17.8 million for the three months ended September 30, 2006, compared to $18.7 million for the corresponding period in 2005. Tax-equivalent net interest income totaled $18.8 million for the three months ended September 30, 2006, a decrease of $916 thousand from $19.7 million for the third quarter of 2005. The decrease was due partly to increases in rates paid on liabilities which outpaced increases in the rates earned on assets.
Compared to the third quarter of 2005, average earning assets decreased $30.2 million while interest-bearing liabilities decreased $8.3 million. Contributing to the decrease in average earning assets was the Company’s $25 million investment in bank-owned life insurance in the second quarter of 2006. The yield on average earning assets increased 56 basis points to 6.99% from 6.43%. Total cost of interest-bearing liabilities increased 78 basis points during the third quarter of 2006, which resulted in a net interest rate spread (the difference between interest income on earning assets and expense on interest bearing liabilities) that was 22 basis points lower at 3.71% compared to 3.93% for the same period last year. The Company’s tax-equivalent net interest margin of 4.20% for the three months ended September 30, 2006, decreased 13 basis points from 4.33% for the same period of 2005.
The largest contributor to the increase in the yield on average earning assets in 2006 was the increase in the rate earned on the loan portfolio. The increase in the rate to 7.47% from 6.99%, attributable to the general rise in market rates of interest, resulted in a $1.6 million increase in tax-equivalent interest income compared to the third quarter of 2005. The interest rates on variable rate loans tied to prime and other indices increased in response to the recent increases in short-term market interest rates.
During the three months ended September 30, 2006, the tax-equivalent yield on securities available for sale increased 70 basis points to 5.60%, while the average balance increased by $5.6 million. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities. The average balance of the securities held-to-maturity portfolio continues to decline as securities mature and are not replaced.
Compared to the third quarter of 2005, average interest-bearing balances with banks decreased to $24.8 million during the third quarter of 2006, as the yield increased 117 basis points to 4.63%. Interest-bearing balances with banks are excess liquidity and bear market rates, which have increased with short-term benchmark interest rates.
Compared to the same period in 2005, the average balances of interest-bearing demand and savings deposits decreased $8.6 million and $30.7 million, respectively, for the three months ended September 30, 2006. The average rate paid on interest-bearing demand deposits increased by 6 basis points, while the average rate paid on savings increased 89 basis points. Average time deposits increased $10.3 million while the average rate paid increased 100 basis points from 3.02% in 2005 to 4.02% in 2006. The level of average non-interestbearing demand deposits increased $7.7 million to $240.5 million during the quarter ended September 30, 2006, compared to the corresponding period of the prior year.
The changes in average deposits between the two quarters include the effect of the previously disclosed sale of the Company’s Clifton Forge and Drakes Branch, Virginia, branch offices.
Compared to the same period in 2005, average federal funds purchased and repurchase agreements increased $27.9 million to $151.8 million during the third quarter of 2006, while the average rate increased 112 basis points. The average balance of FHLB borrowings and other long-term debt decreased by $7.1 million in 2006 to $200.1 million, while the rate paid on those borrowings decreased 10 basis points.
Net Interest Income — Year to Date Comparison (See Table II)
Net interest income was $54.0 million for the nine months ended September 30, 2006, compared to $55.0 million for the corresponding period in 2005. Tax-equivalent net interest income totaled $57.0 million for the nine months ended September 30, 2006, a decrease of $1.1 million from $58.1 million for the nine months ended September 30, 2005. The decrease reflects a $119 thousand decrease due to lower net volumes and a $944 thousand decrease due to net rate changes.
During the first nine months of 2006, average earning assets increased $36.6 million while interest-bearing liabilities increased $46.8 million over the comparable period of 2005. Included the change between periods is the part-year effect of the Company’s $25 million investment in bank-owned life insurance. The yield on average earning assets increased 54 basis points to 6.90% for the nine months ended September 30, 2006, from 6.36% for the nine months ended September 30, 2005. Total cost of interest-bearing liabilities increased 81 basis points during the same period, leaving the net interest rate spread 27 basis points lower at 3.80% compared to 4.07% for the same period last year. The Company’s tax-equivalent net interest margin of 4.26% for the nine months ended September 30, 2006, decreased 17 basis points from 4.43% in 2005.
The largest contributor to the increase in the yield on average earning assets in 2006, on a volume-weighted basis, was the increase in the rate earned on the loan portfolio. The increase in the rate to 7.38% from 6.85%, attributable to the general rise in market rates of interest, resulted in a $5.3 million increase in tax-equivalent interest income compared to the first nine months of 2005. The increase in the loan portfolio contributed approximately $1.5 million to the change in interest income. The interest rates on variable rate loans tied to prime and other indices increased in response to the recent increases in short-term interest rates.
During the nine months ended September 30, 2006, the tax-equivalent yield on securities available for sale increased 53 basis points to 5.46% while the average balance increased by $15.2 million compared to the nine months ended September 30, 2005. The average tax-equivalent yield increased due to the addition of higher-rate securities and the reduction of lower-rate securities. The average balance of the securities held-to-maturity portfolio continues to decline as securities mature and are not replaced.
Compared to the first nine months of 2005, average interest-bearing balances with banks remained steady during 2006, while the yield increased 134 basis points to 4.49%.
The average balances of interest-bearing demand and savings deposits decreased $7.6 million and $16.8 million, respectively, for the nine months ended September 30, 2006, as compared to the same period of 2005. The average rate paid on interest-bearing demand deposits increased 5 basis points, while the average rate paid on savings increased 95 basis points. Average time deposits increased $26.7 million while the average rate paid increased 97 basis points from 2.80% in 2005 to 3.77% in 2006. The increases in rates paid are attributable to the general rise in market rates of interest. The level of average non-interest-bearing demand deposits increased $10.5 million to $237.5 million through September 30, 2006, compared to the corresponding period of the prior year.
The changes in average deposits between the two periods include the effect of the previously disclosed sale of the Company’s Clifton Forge, Virginia, branch office.
Compared to the same period in 2005, average federal funds purchased and repurchase agreements increased $13.5 million to $139.7 million for the first nine months of 2006, and the average rate paid increased 122 basis points to 3.23%. The average balance of FHLB and other borrowings increased by $30.9 million in 2006 to $201.4 million, while the rate paid on those borrowings decreased 45 basis points. The significant decrease in the rate is due to the FHLB debt restructuring near year-end 2005, where the Company paid off high interest rate obligations. The restructuring reduced the interest rate paid on $50 million of effectively fixed-rate FHLB borrowings by approximately 1.63%, and the rate paid on $25 million of floating-rate borrowings by 1.86% at the time of the transaction.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
ASSETS
Earning Assets:
Loans: (2)
Taxable	$1,304,500	$24,562	7.47%	$1,318,759	$23,241	6.99%
Tax-exempt	1,339	24	7.11%	1,675	33	7.84%

Total	1,305,839	24,586	7.47%	1,320,434	23,274	6.99%
Securities available for sale:
Taxable	269,061	3,490	5.15%	275,775	2,901	4.17%
Tax-exempt	154,221	2,482	6.39%	141,865	2,255	6.31%

Total	423,282	5,972	5.60%	417,640	5,156	4.90%
Securities held to maturity:
Taxable	385	6	6.18%	398	3	2.99%
Tax-exempt	20,013	406	8.05%	26,682	487	7.23%

Total	20,398	412	8.01%	27,080	490	7.17%
Interest-bearing deposits	24,758	289	4.63%	39,350	343	3.46%

Total Earning Assets	1,774,277	31,259	6.99%	1,804,504	29,263	6.43%
Other assets	195,726			155,079

TOTAL ASSETS	$1,970,003			$1,959,583

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$144,034	$120	0.33%	$152,658	$105	0.27%
Savings deposits	336,611	1,773	2.09%	367,314	1,108	1.20%
Time deposits	678,262	6,867	4.02%	667,986	5,083	3.02%

Total interest-bearing deposits	1,158,907	8,760	3.00%	1,187,958	6,296	2.10%
Federal funds purchased and repurchase agreements	151,813	1,276	3.33%	123,936	691	2.21%
FHLB borrowings and other long-term debt	200,096	2,448	4.85%	207,206	2,585	4.95%

Total interest-bearing liabilities	1,510,816	12,484	3.28%	1,519,100	9,572	2.50%

Non-interestbearing demand deposits	240,528			232,841
Other liabilities	15,737			14,994
Stockholders’ Equity	202,922			192,648

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,970,003			$1,959,583

Net Interest Income, Tax Equivalent		$18,775			$19,691

Net Interest Rate Spread (3)			3.71%			3.93%

Net Interest Margin (4)			4.20%			4.33%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
			(Dollars in thousands)
ASSETS
Earning Assets:
Loans: (2)
Taxable	$1,321,656	$72,953	7.38%	$1,290,606	$66,089	6.85%
Tax-exempt	1,466	85	7.75%	3,052	144	6.31%

Total	1,323,122	73,038	7.38%	1,293,658	66,233	6.85%
Securities available for sale:
Taxable	259,540	9,581	4.94%	253,335	7,744	4.09%
Tax-exempt	151,417	7,208	6.36%	142,400	6,835	6.42%

Total	410,957	16,789	5.46%	395,735	14,579	4.93%
Securities held to maturity:
Taxable	388	17	5.86%	402	11	3.66%
Tax-exempt	21,289	1,283	8.06%	29,774	1,775	7.97%

Total	21,677	1,300	8.02%	30,176	1,786	7.91%
Interest-bearing deposits	31,637	1,063	4.49%	31,241	736	3.15%

Total Earning Assets	1,787,393	92,190	6.90%	1,750,810	83,334	6.36%
Other assets	184,092			152,466

TOTAL ASSETS	$1,971,485			$1,903,276

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$146,325	$338	0.31%	$153,938	$295	0.26%
Savings deposits	350,662	5,166	1.97%	367,415	2,813	1.02%
Time deposits	681,136	19,229	3.77%	654,397	13,697	2.80%

Total interest-bearing deposits	1,178,123	24,733	2.81%	1,175,750	16,805	1.91%
Federal funds purchased and repurchase agreements	139,716	3,378	3.23%	126,215	1,897	2.01%
FHLB borrowings and other long-term debt	201,437	7,083	4.70%	170,552	6,573	5.15%

Total interest-bearing liabilities	1,519,276	35,194	3.10%	1,472,517	25,275	2.29%

Non-interestbearing demand deposits	237,517			227,038
Other liabilities	15,217			14,522
Stockholders’ Equity	199,475			189,199

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,971,485			$1,903,276

Net Interest Income, Tax Equivalent		$56,996			$58,059

Net Interest Rate Spread (3)			3.80%			4.07%

Net Interest Margin (4)			4.26%			4.43%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to absolute dollar amounts.

	Three Months Ended September 30, 2006,			Nine Months Ended September 30, 2006,
	Compared to 2005			Compared to 2005
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
(Amounts in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans (1)	$(260)	$1,572	$1,312	$1,533	$5,272	$6,805
Securities available for sale (1)	126	690	816	623	1,587	2,210
Securities held to maturity (1)	(131)	53	(78)	(512)	26	(486)
Interest-bearing deposits with other banks	(150)	96	(54)	9	318	327

Total interest-earning assets	(415)	2,411	1,996	1,653	7,203	8,856

Interest Paid On:
Demand deposits	(6)	21	15	(15)	58	43
Savings deposits	(100)	765	665	(134)	2,487	2,353
Time deposits	79	1,705	1,784	580	4,952	5,532
Fed funds purchased and repurchase agreements	180	405	585	221	1,260	1,481
FHLB borrowings and other long-term debt	(88)	(49)	(137)	1,120	(610)	510

Total interest-bearing liabilities	65	2,847	2,912	1,772	8,147	9,919

Change in net interest income, tax-equivalent	$(480)	$(436)	$(916)	$(119)	$(944)	$(1,063)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
The allowance for loan losses was $14.9 million at September 30, 2006, $14.7 million at December 31, 2005 and $14.5 million at September 30, 2005. The Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2006 and 2005, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2006	2005	2006	2005
Allowance for loan losses
Beginning balance	$14,710	$15,984	$14,736	$16,339
Provision for loan losses	579	1,060	1,798	2,824
Charge-offs	(832)	(3,037)	(2,936)	(5,519)
Recoveries	489	479	1,348	1,234
Reclassification of allowance for lending-related commitments	—	—	—	(392)

Ending balance	$14,946	$14,486	$14,946	$14,486

The total allowance for loan losses to loans held for investment ratio was 1.15% at September 30, 2006, compared to 1.11% at December 31, 2005, and 1.10% at September 30, 2005. Management considers the allowance adequate based upon its analysis of the portfolio as of September 30, 2006. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.
The provision for loan losses for the third quarter of 2006 was $579 thousand, a decrease of $481 thousand compared to $1.1 million in 2005. The provision for loan losses for the nine-month period ended September 30, 2006, decreased to $1.8 million when compared to $2.8 million for the nine-month period ending September 30, 2005. The decrease in provision between all periods compared is primarily attributable to lower net charge-offs. Net charge-offs for the third quarter of 2006 were $343 thousand, compared to $2.6 million in 2005. Year-to-date net charge-offs were $1.6 million compared to $4.3 million in 2005. The third quarter and year-to-date periods of 2005 were negatively influenced by the $2.2 million partial charge-off of a commercial loan relationship in the hospitality industry.
Non-interest Income
Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income for the third quarter of 2006 was $5.1 million compared to $5.0 million in the same period of 2005, an increase of 1.3%. During the second quarter of 2006, the Company purchased $25 million of bank-owned life insurance, which is the majority of the increase in other assets between December 31, 2005, and September 30, 2006. The increase in cash surrender value on that policy during the third quarter was approximately $365 thousand. During the third quarter of 2006, securities losses of $6 thousand were realized, compared with a gain of $536 thousand in the third quarter of 2005. The remaining components of non-interest income remained relatively stable between the two comparable quarterly periods.
Non-interest income for the first nine months of 2006 was $15.8 million compared to $13.3 million for the same period of 2005. Included in the 2006 amount is a $676 thousand recovery related to a payments system fraud dating back to 1996, in addition to the $702 thousand in gain on the sale of the Drakes Branch, Virginia, banking office.
Non-interest Expense
Non-interest expense totaled $12.2 million for the quarter ended September 30, 2006, decreasing $905 thousand, or 6.9%, from the same period in 2005. Year-to-date non-interest expense was $38.1 million, a decrease of 2.0% over the 2005 comparable period. The quarterly and year-to-date decreases are the result of the Company’s refocused efforts to control costs. Third quarter and year-to-date salaries and benefits decreased $1.1 million and $1.2 million, respectively, from the comparable prior year periods. All other operating expenses increased only $204 thousand and $415 thousand between the comparable quarter and year-to-date periods, respectively. Included in the current quarter non-interest expense was a $248 thousand charge-down to fair value of an investment in a cooperative providing community banks investment clearing and accounting services.
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
For the third quarter of 2006, consolidated income taxes were $2.9 million compared to $2.6 million for the third quarter of 2005. For the quarters ended September 30, 2006 and 2005, the effective tax rates were 28.59% and 27.54%, respectively. For the first nine months of 2006, consolidated income taxes were $8.5 million, a 28.52% effective tax rate, compared to $7.3 million, an effective tax rate of 27.65%, for the first nine months of 2005. The effective tax rate was higher during both the current quarter and year-to-date periods due to lower proportions of tax-free municipal security interest income than in the comparable periods of 2005.

FINANCIAL CONDITION
Total assets at September 30, 2006, increased $55.1 million to $2.01 billion from December 31, 2005, an annualized growth rate of 3.8%. The lower asset growth rate reflects the mid-year impact of the sale of one of the Company’s banking offices (see Notes to the Consolidated Financial Statements).
Securities
Securities available for sale were $475.5 million at September 30, 2006, compared to $404.4 million at December 31, 2005, an increase of $71.1 million.
Securities held to maturity totaled $20.3 million at September 30, 2006, reflective of continuing paydowns, maturities and calls within the portfolio. The market value of investment securities held to maturity was 102.0% and 102.9% of book value at September 30, 2006, and December 31, 2005, respectively.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. Management does not believe any unrealized loss, individually or in the aggregate, as of September 30, 2006, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decrease in value is attributable to changes in market interest rates and not the credit quality of the issuer.
Loan Portfolio
Loans Held for Sale: The $1.0 million balance of loans held for sale at September 30, 2006, represents long-term mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at September 30, 2006, was $9.8 million on 71 loans.
Loans Held for Investment: Total loans held for investment were $1.30 billion at September 30, 2006, a slight decline from $1.33 billion at December 31, 2005, and $1.32 billion at September 30, 2005. The average loan to deposit ratio increased to 93.3% for the third quarter of 2006, compared to 92.3% for the fourth quarter of 2005 and 92.9% for the third quarter of 2005. The 2006 year-to-date average loans of $1.32 billion increased $29.5 million when compared to the average for the first nine months of 2005 of $1.29 billion.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of September 30, 2006, December 31, 2005 and September 30, 2005.

	September 30, 2006		December 31, 2005		September 30, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$105,624	8.13%	$110,211	8.28%	$110,511	8.36%
Commercial real estate	425,622	32.76%	464,510	34.90%	456,207	34.53%
Residential real estate	509,940	39.25%	504,386	37.89%	497,730	37.67%
Construction	160,840	12.38%	143,976	10.82%	143,738	10.89%
Consumer	95,000	7.31%	106,148	7.97%	111,148	8.41%
Other	2,194	0.17%	1,808	0.14%	1,887	0.14%

Total	$1,299,220	100.00%	$1,331,039	100.00%	$1,321,221	100.00%

Loans Held for Sale	$1,046		$1,274		$1,377

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned (“OREO”), and repossessions. Non-performing assets were $4.4 million at September 30, 2006, $4.8 million at December 31, 2005, and $7.1 million at September 30, 2005. The percentage of non-performing assets to total loans, OREO and repossessions was 0.34% at September 30, 2006, down from 0.36% at December 31, 2005, and 0.54% at September 30, 2005.
The following schedule details non-performing assets by category at the close of each of the quarters ended September 30, 2006 and 2005, and December 31, 2005.

	September 30,	December 31,	September 30,
(Amounts in thousands)	2006	2005	2005
			$
Non-accrual	$3,657	$3,383		5,417
Ninety days past due and accruing	—	11		—
Other real estate owned	753	1,400		1,690
Repossessions	26	55		14

			$
Total non-performing assets	$4,436	$4,849		7,121

Restructured loans performing in accordance with modified terms	$281	$302		$313

At September 30, 2006, non-accrual loans increased $274 thousand from December 31, 2005, and decreased $1.8 million from September 30, 2005. The decrease in non-accrual loans is reflective of the Company’s strict underwriting and improving credit quality. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO of $753 thousand decreased from both September 30 and December 31, 2005, levels mostly as a result of property sales. OREO is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits decreased by $6.5 million during the first nine months of 2006, net of the transfer of deposits in the Drakes Branch, Virginia, office. Non interest-bearing demand deposits increased by $14.6 million and interest-bearing demand deposits increased $1.2 million. Savings decreased $28.1 million and time deposits increased $5.8 million.
Securities sold under repurchase agreements increased $48.6 million in the first nine months of 2006. In late September, the Company entered into a wholesale term repurchase agreement for $25 million. There were $15.5 million in federal funds purchased outstanding at September 30, 2006.

Stockholders’ Equity
Total stockholders’ equity increased $11.3 million from December 31, 2005, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $21.3 million less dividends paid to stockholders of $8.7 million, net changes of $2.2 million to treasury stock, and other comprehensive income of $901 thousand.
Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2006, the Company’s total capital to risk-weighted assets ratio was 12.41% versus 11.65% at December 31, 2005. The Company’s Tier 1 capital to risk-weighted assets ratio was 11.34% at September 30, 2006, compared to 10.54% at December 31, 2005. The Company’s Tier 1 leverage ratio at September 30, 2006, was 8.36% compared to 7.77% at December 31, 2005. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels prescribed for banks.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At September 30, 2006, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $52.4 million, investment securities available for sale of $475.5 million, and FHLB credit availability of approximately $202.8 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate the potential exposure. Based upon the latest simulation, the Company believes that it is slightly biased toward an asset sensitive position. Absent adequate management, asset sensitive positions can negatively impact net interest income in a falling rate environment or, alternatively, positively impact net interest income in a rising rate environment.
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
The following table summarizes the impact on net interest income and the economic value of equity as of September 30, 2006, and December 31, 2005, of immediate and sustained rate shocks in the interest rate environment of plus and minus 200 basis points from the base simulation, assuming no remedial measures are affected.
Rate Sensitivity Analysis

	September 30, 2006
(Dollars in thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(12)	—	$(3,877)	(1.3)
100	716	1.0	1,409	0.5
(100)	778	1.1	(6,256)	(2.0)
(200)	(1,149)	(1.6)	(17,648)	(5.7)

	December 31, 2005
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(764)	(1.0)	$(13,392)	(4.6)
100	(403)	(0.5)	(6,211)	(2.2)
(100)	(950)	(1.3)	(4,376)	(1.5)
(200)	(4,299)	(5.8)	(15,755)	(5.5)
When comparing the impact of the rate shock analysis between September 30, 2006, and December 31, 2005, the changes in net interest income reflect relatively similar results and the impact of the balance sheet composition of assets and liabilities as the profile is trending toward a very neutral position.
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
The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is currently a defendant in various legal actions and asserted claims in the normal course of business. While the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position, results of operations, or cash flows of the Company.
ITEM 1A. Risk Factors
There were no material changes to the risk factors as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the nine months ended September 30, 2006.

				Maximum
			Total Number of	Number of
	Total # of	Average	Shares Purchased	Shares That May
	Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan
January 1-31, 2006	23,161	$32.10	23,161	284,455
February 1-28, 2006	32,900	32.14	32,900	287,234
March 1-31, 2006	25,000	31.81	25,000	265,566
April 1-30, 2006	10,000	30.38	10,000	255,566
May 1-31, 2006	14,300	30.68	14,300	248,337
June 1-30, 2006	25,500	30.85	25,500	227,437
July 1-31, 2006	14,300	30.84	14,300	215,756
August 1-31, 2006	—		—	234,650
September 1-30, 2006	—		—	234,650

Total	145,161	$31.46	145,161

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company held 315,350 shares in treasury at September 30, 2006.
ITEM 3. Defaults Upon Senior Securities
          Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
          Not Applicable
ITEM 5. Other Information
          Not Applicable

Item 6. Exhibits
     (a) Exhibits

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended.

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)*

10.1.1	Amendment to the First Community Bancshares, Inc. 1999 Stock Option Plan (12)*

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)*

10.3	Employment Agreement dated January 1, 2000, and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2)(6)*

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (4)*

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (4)*

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)*

10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B. W. Harvey, Sr. — October 19, 2004). (14)*

10.7	First Community Bancshares, Inc. Wrap Plan. (7)*

10.8	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (8)*

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)*

10.10	Form of Indemnification Agreement between First Community Bank, N. A., its Directors and Certain Executive Officers. (9)*

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Stock Award Agreement (13)*

10.14	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)*

10.15	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification of Chief Executive and Chief Financial Officer Section 1350.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003 filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004 filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II but are not filed herewith.

(15)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: November 8, 2006

/s/ John M. Mendez John M. Mendez
President & Chief Executive Officer
(Duly Authorized Officer)

DATE: November 8, 2006

/s/ David D. Brown David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit

3(ii)	Bylaws of First Community Bancshares, Inc., as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350