Form 10-K
period 2006-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2007-03-12
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-19297

FIRST COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	55-0694814 (IRS Employer Identification No.)

P.O. Box 989 Bluefield, Virginia (Address of principal executive offices)	24605-0989 (Zip Code)

(276) 326-9000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $1.00 par value	NASDAQ Global Select

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and “large accelerated” filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Approximately $349,395,185 based on the closing sales price at June 30, 2006

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common Stock, $1.00 Par Value; 11,268,552 shares outstanding as of February 28, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 24, 2007, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

General

First Community Bancshares, Inc. (the “Company”) is a one-bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. (the “Bank”), a National Association that conducts commercial banking operations within the States of Virginia, West Virginia, North Carolina and Tennessee. The Bank owns Investment Planning Consultants (“IPC”), an investment advisory firm purchased in November 2006. The Company had total consolidated assets of approximately $2.03 billion at December 31, 2006,and conducts commercial and mortgage banking business through forty-eight full-service banking locations, eight loan production offices, and four trust and investment management offices.

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

Employees

The Company and its subsidiaries employed 602 full-time equivalent employees at December 31, 2006. Management considers employee relations to be excellent.

Regulation and Supervision

General

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance fund of the FDIC, and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

The following description summarizes some of the laws to which the Company and the Bank are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA, the Gramm-Leach-Bliley Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.

Scope of Permissible Activities.  Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval is generally required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well-capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Company elected financial holding company status in December 2006.

Anti-Tying Restrictions.  Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Stock Repurchases.  A bank holding company is required to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. A holding company may not impair its subsidiary bank’s soundness by causing it to make funds available to nonbanking subsidiaries or their customers if the Federal Reserve Board believes it is not prudent to do so.

Capital Adequacy Requirements.  The Federal Reserve Board has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends, make acquisitions of new banks or engage in certain other activities such as issuing brokered deposits may be restricted or prohibited.

The Federal Reserve Board currently uses two types of capital adequacy guidelines for holding companies, a two-tiered risk-based capital guideline and a leverage capital ratio guideline. The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items of the holding company’s operations, and then establishes a minimum ratio of the holding company’s Tier 1 capital to the aggregate dollar amount of risk-weighted assets (which amount is usually less than the aggregate dollar amount of such assets without risk weighting) and a minimum ratio of the holding company’s total capital (Tier 1 capital plus Tier 2 capital, as adjusted) to the aggregate dollar amount of such risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company’s Tier 1 capital to its total tangible assets (total assets less goodwill and certain identifiable intangibles), without risk-weighting.

Under both guidelines, Tier 1 capital (sometimes referred to as “core capital”) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital). Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. At December 31, 2006, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.60% and its ratio of total capital to risk-weighted assets was 12.69%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their overall condition. At December 31, 2006, the Company’s leverage ratio was 8.50%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Acquisitions by Bank Holding Companies.  The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

The Bank

The Bank is a national banking association. As a national banking association, the Bank is subject to supervision and regulation by the Office of the Comptroller of Currency (“OCC”). Since the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), the Bank is are also subject to supervision and regulation by the FDIC. Because the Federal Reserve Board regulates the Company, and because the Bank is a member of the Federal Reserve System, the Federal Reserve Board also has regulatory authority which directly affects the Bank.

Restrictions on Transactions with Affiliates and Insiders.  Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve Board has issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to such persons. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets.  Dividends paid by the Bank have provided the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s primary source of operating funds.

Capital adequacy requirements of the OCC limit the amount of dividends that may be paid by the Bank. The Bank can not pay a dividend if, after paying the dividend, it would be classified as “undercapitalized.” In addition, without the OCC’s approval, dividends may not be paid by the Bank in an amount in any calendar year which exceeds its total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. National banks also may not pay dividends in excess of total retained profits, including current year’s earnings after deducting bad debts in excess of reserves for loan losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice.

Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company or any shareholder or creditor thereof.

Examinations.  Under the FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency and such agency may assess the institution for its costs of conducting the examination. The OCC periodically examines and evaluates national banks, such as the Bank. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments, information systems, disaster recovery and contingency planning and management practices. Based upon such an evaluation, the OCC may revalue the assets of a bank and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.

Capital Adequacy Requirements.  The OCC has adopted regulations establishing minimum requirements for the capital adequacy of insured national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. At December 31, 2006, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.73% and its ratio of total capital to total risk-weighted assets was 11.77%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. At December 31, 2006, the Bank’s leverage ratio was 7.85%.

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution’s capital decreases, the federal regulators’ enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has limited discretion in dealing with a critically undercapitalized institution and is generally required to appoint a receiver or conservator. Similarly, within 90 days of a national bank becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the institution’s continued viability.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The DIF was created by the merger of the Bank Insurance Fund and Savings Association Insurance Fund provided for in the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as enacted in February 2006. On November 2, 2006, the FDIC adopted final regulations implementing the FDIRA, which established a risk-based assessment system that will enable the FDIC to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which became effective January 1, 2007, the FDIC will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The FDIC also adopted a new base schedule of rates that it can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The FDIC regulations designated the reserve ratio for the DIF during 2007 at 1.25% of estimated insured deposits.

The FDIRA also provides for a one-time assessment credit for eligible insured depository institutions (those institutions that were in existence on December 31, 1996 and paid a deposit insurance assessment prior to that date, or are a successor to any such institution). The credit is determined based on the assessment base of the institution as of December 31, 1996 as compared with the combined aggregate assessment base of all eligible institutions as of that date. The credit may be used to offset up to 100% of the 2007 DIF assessment, and if not completely used in 2007, may be applied to not more than 90% of each of the aggregate 2008, 2009 and 2010 DIF assessments.

Enforcement Powers.  The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or the Bank, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

Consumer Laws and Regulations.  In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, and various state counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.

USA PATRIOT Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) was enacted in October 2001. The Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures in light of the Patriot Act’s anti-money laundering and bank secrecy act requirements. The Company believes that its controls and procedures are in compliance with the Patriot Act.

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

Forward-Looking Statements

This Annual Report on Form 10-K may include “forward-looking statements”, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company’s non-interest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Annual Report on Form 10-K. Therefore, the Company cautions you not to place undue reliance on these forward-looking statements.

The Company does not intend to update these forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

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

The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations of its own. The Company currently depends on the Bank’s cash and liquidity as well as dividends to pay the Company’s operating expenses and dividends to shareholders. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends and that the Company will not require dividends from the Bank to satisfy the Company’s obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors that the OCC, the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations or is otherwise unable to pay dividends to the Company, the Company may not be able to service its obligations as they become due, including payments required to be made to the FCBI Capital Trust, a business trust subsidiary of the Company, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. While we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect the Bank’s earnings and profitability.

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

The Company’s business activities and credit exposure are concentrated in Virginia, West Virginia, North Carolina, Tennessee and the surrounding region. A downturn in this regional real estate market could hurt the Company’s business because of the geographic concentration within this regional area. If there is a significant decline in real estate values, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

The Company’s level of credit risk is increasing due to its focus on commercial lending, and the concentration on small businesses and middle market customers with heightened vulnerability to economic conditions.

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

The Company and its subsidiaries’ operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because the Company’s business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change. There are various laws, rules and regulations that impact the Company’s operations, including, among other things, matters pertaining to corporate governance, requirements for listing and maintenance on national securities exchanges and over the counter markets, Securities and Exchange Commission (“SEC”) rules pertaining to public reporting disclosures and banking regulations governing the amount of loans that a financial institution, such as the Bank, can acquire for investment from an affiliate. In addition, the Financial Accounting Standards Board (“FASB”) made changes which require, among other things, the expensing of the fair value of stock options. These laws, rules and regulations, or any other laws, rules or regulations, that may be adopted in the future, could make compliance more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank and otherwise adversely affect the Company’s business, financial condition or prospects.

The Company faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by the Company and its subsidiaries, which could hurt the Company’s business.

The Company’s business operations are centered primarily in Virginia, West Virginia, North Carolina, Tennessee and the surrounding region. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

The Company has no unresolved staff comments as of the filing date of this 2006 Annual Report on Form 10-K.

ITEM 2.	PROPERTIES.

The Company generally owns its offices, related facilities, and unimproved real property. The principal offices of the Company are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. The Bank operates forty-eight full-service branches and eight loan production offices throughout the four-state region of Virginia, West Virginia, North Carolina and Tennessee. The Bank also provides wealth management services through two trust and investment management offices, as well as Investment Planning Consultants, an investment advisory firm, which has two offices. The Company’s banking subsidiary owns forty of its banking offices while others are leased or are located on leased land. There are no mortgages or liens against any property of the Bank or the Company.

In Virginia, the Bank operates offices in Blacksburg, Bluefield, Clintwood, Emporia, Max Meadows, Pound, Richlands, Richmond, Tazewell, and Wytheville. In West Virginia, the Bank operates offices in Athens, Beckley, Bluefield, Bridgeport, Buckhannon, Cowen, Craigsville, Grafton, Hinton, Lindside, Man, Mullens, Oceana, Pineville, Princeton, Richwood, Summersville, and Teays Valley. In North Carolina, the Bank operates offices in Charlotte, Elkin, Hays, Mount Airy, Sparta, Taylorsville, and Winston-Salem. In Tennessee, the Bank operates offices in Boones Creek, Fall Branch, Johnson City, Kingsport, and Piney Flats. A complete listing of all branches and ATM sites can be found on the Internet at www.fcbresource.com. Information on such website is not part of this Annual Report on Form 10-K.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The number of common stockholders of record on December 31, 2006,was 2,548 and outstanding shares totaled 11,245,742. The number of common stockholders is measured by the number of recordholders.

The Company’s common stock trades on the NASDAQ Global Select market under the symbol FCBC. On December 31, 2006, the Company’s year-end common stock price was $39.56, a 27.0% increase from the $31.16 closing price on December 31, 2005.

Book value per common share was $18.92 at December 31, 2006, compared with $17.29 at December 31, 2005, and $16.29 at the close of 2004. The year-end market price for the Company’s common stock of $39.56 represents 209.1% of the Company’s book value as of the close of the year and reflects total market capitalization of $444.9 million. Utilizing the year-end market price and 2006 diluted earnings per share, the Company’s common stock closed the year trading at a price/earnings multiple of 15.4 times diluted earnings per share.

Cash dividends for 2006 totaled $1.04 per share, up $0.02 or 2.0% from the $1.02 paid in 2005. The 2006 dividends resulted in a cash yield on the year-end market value of 2.63%. Total dividends paid for the current and prior years totaled $11.7 million and $11.5 million, respectively.

The following table sets forth the high and low stock prices, book value per share, and dividends paid per share on the Company’s common stock during the periods indicated.

			Book Value
			Per Share	Cash
			(End of	Dividends
	High	Low	Period)	Per Share

2006
First Quarter	$35.27	$30.16	$17.49	$0.26
Second Quarter	33.00	29.50	17.71	0.26
Third Quarter	34.44	30.04	18.40	0.26
Fourth Quarter	41.17	31.67	18.92	0.26

				$1.04

2005
First Quarter	$36.21	$27.39	$16.35	$0.255
Second Quarter	33.20	26.25	16.83	0.255
Third Quarter	34.25	28.02	17.15	0.255
Fourth Quarter	33.71	27.14	17.29	0.255

				$1.02

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date, remains open and no plans have expired during the reporting period. No determination has been made to terminate the plan or to stop making purchases. The following table sets forth open market purchases by the Company of its equity securities during 2006. The repurchase of Company stock has the effect of increasing earnings per share. During 2006, the weighted-average increase in the number of treasury shares had an insignificant impact on earnings per share.

				Maximum
			Total Number	Number of
	Total		of Shares	Shares That
	Number of	Average	Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan

January 1-31, 2006	23,161	$32.10	23,161	284,455
February 1-29, 2006	32,900	32.14	32,900	287,234
March 1-31, 2006	25,000	31.81	25,000	265,566
April 1-30, 2006	10,000	30.38	10,000	255,566
May 1-31, 2006	14,300	30.68	14,300	248,337
June 1-30, 2006	25,500	30.85	25,500	227,437
July 1-31, 2006	14,300	30.84	14,300	215,756
August 1-31, 2006	—	—	—	234,650
September 1-30, 2006	—	—	—	234,650
October 1-31, 2006	—	—	—	242,871
November 1-30, 2006	—	—	—	296,224
December 1-31, 2006	—	—	—	296,724

Total	145,161	$31.46	145,161

In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration of $1.43 million in the form of the Company’s common stock if certain future operating performance targets are met.

Total Return Analysis

The following chart was compiled by SNL Securities, LC, and compares cumulative total shareholder return of the Company’s Common Stock for the five-year period ended December 31, 2006, with the cumulative total return of the NASDAQ Composite index and the Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 42 bank holding companies that are traded on the NASDAQ, OTC Bulletin Board, and pink sheets with total assets between $1 billion and $5 billion and are located in the southeast region of the United States. The cumulative returns include payment of dividends by the Company.

Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
First Community Bancshares, Inc.	100.00	118.64	144.89	162.66	145.22	190.26
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
Asset Size & Regional Peer Group	100.00	128.61	174.02	208.63	212.50	238.47

ITEM 6.	SELECTED FINANCIAL DATA.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2006	2005	2004	2003	2002
	(Amounts in thousands)

Balance Sheet Summary (at end of period)
Securities(a)	$528,389	$428,554	$410,218	$473,177	$334,018
Loans held for sale	781	1,274	1,194	424	865
Loans, net of unearned income	1,284,863	1,331,039	1,238,756	1,026,191	927,621
Allowance for loan losses	14,549	14,736	16,339	14,624	14,410
Assets related to discontinued operations	—	—	—	22,372	71,631
Total assets	2,033,698	1,952,483	1,830,822	1,672,727	1,524,363
Deposits	1,394,771	1,403,220	1,356,719	1,223,376	1,137,816
Borrowings	406,556	335,885	274,212	242,267	156,823
Liabilities related to discontinued operations	—	—	—	17,992	65,519
Total liabilities	1,820,968	1,757,982	1,647,589	1,497,692	1,371,901
Stockholders’ equity	212,730	194,501	183,233	175,035	152,462

Summary of Earnings
Total interest income	$120,026	$109,508	$96,136	$90,641	$92,580
Total interest expense	48,381	35,880	26,953	26,397	32,299
Provision for loan losses	2,706	3,706	2,671	3,419	4,208
Non-interest income	21,323	22,305	17,329	14,542	10,617
Non-interest expense	49,837	55,591	48,035	37,590	32,720
Income from continuing operations before income taxes	40,425	36,636	35,806	37,777	33,970
Income tax expense	11,477	10,191	9,786	11,058	9,740
Income from continuing operations	28,948	26,445	26,020	26,719	24,230
(Loss) income from discontinued operations before income taxes	—	(233)	(5,746)	(2,174)	798
Income tax (benefit) expense	—	(91)	(2,090)	(693)	309
(Loss) income from discontinued operations	—	(142)	(3,656)	(1,481)	489
Net income	28,948	26,303	22,364	25,238	24,719

(a)	Reflects the reclassification during the 2002-2004 periods of Federal Reserve Bank and Federal Home Loan Bank stock from Securities Available for Sale to Other Assets, consistent with the 2005 and 2006 presentation.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2006	2005	2004	2003	2002

Per Share Data
Basic earnings per share	$2.58	$2.33	$1.99	$2.27	$2.26
Basic earnings per common share — continuing operations	2.58	2.35	2.32	2.41	2.22
Basic (loss) earnings per common share — discontinued operations	—	(0.02)	(0.33)	(0.14)	0.04
Diluted earnings per common share	$2.57	$2.32	$1.97	$2.25	$2.25
Diluted earnings per common share — continuing operations	2.57	2.33	2.29	2.39	2.21
Diluted (loss) earnings per common share — discontinued operations	—	(0.01)	(0.32)	(0.14)	0.04
Cash dividends	$1.04	$1.02	$1.00	$0.98	$0.91
Book value at year-end	$18.92	$17.29	$16.29	$15.57	$14.02

Selected Ratios
Return on average assets	1.46%	1.37%	1.24%	1.56%	1.68%
Return on average assets-continuing	1.46%	1.38%	1.45%	1.70%	1.72%
Return on average equity	14.32%	13.79%	12.53%	15.13%	17.16%
Return on average equity-continuing	14.32%	13.87%	14.58%	16.02%	16.82%
Average equity to average assets	10.21%	9.91%	9.88%	10.32%	9.79%
Average equity to average assets-continuing	10.21%	9.91%	9.96%	10.64%	10.22%
Dividend payout	40.31%	43.78%	50.25%	43.17%	40.16%
Risk based capital to risk adjusted assets	12.69%	11.65%	12.09%	14.55%	13.33%
Leverage ratio	8.50%	7.77%	7.62%	8.83%	8.10%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Economy

Throughout 2006, short-term market interest rates increased, while long-term market rates remained largely unchanged. Those changes have resulted in an inverted interest rate curve, an environment that has led to increased compression of net interest margins.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at levels management deems adequate to absorb probable losses inherent in the portfolio, and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The Company consistently applies a review process to periodically evaluate loans and commitments for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses.

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk factors. General allocations to commercial, residential real estate, and consumer loan pools are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

The use of various estimates and judgments in the Company’s ongoing evaluation of the required level of allowance can significantly impact the Company’s results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions. Differences between actual loan loss experience and estimates are reflected through adjustments either increasing or decreasing the loan loss provision based upon current measurement criteria.

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

Goodwill is recorded as the excess of the purchase price, if any, over the fair value of the revalued net assets. Goodwill is tested annually in the month of November for possible impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the Company is greater than its book value, no goodwill impairment exists. However, if the book value of the Company is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Further testing would use a discounted cash flow model applied to the anticipated stream of cash flows from operations of the business or segment being tested. Impairment testing necessarily uses estimates in the form of growth and attrition rates, anticipated rates of return, and discount rates. These estimates have a direct bearing on the results of the impairment testing and serve as the basis for management’s conclusions as to impairment.

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

Recent Acquisitions and Branching Activity

In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.

In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration of $1.43 million in the form of the Company’s common stock if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition.

In June 2006, the Company completed the sale of its Drakes Branch, Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a pre-tax gain of approximately $702 thousand.

In December 2005, the Company completed the sale of its Clifton Forge, Virginia, branch location. The sale included deposits and repurchase agreements totaling approximately $45.3 million and loans of approximately $7.1 million. The transaction resulted in an approximate $4.4 million pre-tax gain on sale.

The Company has plans to open two new branches in Winston-Salem, North Carolina, during the first quarter of 2007. Construction is also under way on branches in Mechanicsville, Virginia, and Daniels and Summersville, West Virginia. Those three branches are expected to be open by the fourth quarter of 2007.

RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Net income for 2006 was $28.9 million, up $2.6 million from $26.3 million in 2005. Basic and diluted earnings per share for 2006 were $2.58 and $2.57, respectively, compared to basic and diluted earnings per share of $2.33 and $2.32, respectively, in 2005.

The Company’s key profitability ratios are return on average assets and return on average equity. Returns on average assets for 2006 and 2005 were 1.46% and 1.37%, respectively. The returns on average equity for 2006 and 2005 were 14.32% and 13.79%, respectively. The Company continues to compare favorably to national peer returns of 1.13% and 13.20%, respectively, based on the September 2006 Bank Holding Company Performance Report, prepared by the Federal Reserve.

Net Interest Income

The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is performed on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those assets which are fully taxable (see the table titled Average Balance Sheets and Net Interest Income Analysis).

Net interest income was $71.6 million for 2006, compared to $73.6 million for 2005. Tax-equivalent net interest income totaled $75.7 million for 2006, a decrease of $2.0 million from the $77.7 million reported for 2005. The decrease is attributable to a $651 thousand decrease due to volume and a $1.4 million decrease due to rate changes on the underlying assets and liabilities.

During 2006, average earning assets increased $23.8 million while average interest-bearing liabilities increased $35.9 million, in each case over the comparable period. The yield on average earning assets increased 50 basis points to 6.92% from 6.42% for 2005. The rate earned on assets was positively impacted by the continued increases in short-term market interest rates throughout 2006.

Total cost of average interest-bearing liabilities increased 76 basis points to 3.17% during 2006, as liabilities were also affected by increases in short-term market interest rates. The net result was a decrease of 26 basis points to net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities. Spread for 2006 was 3.75% compared to 4.01% for 2005. The Company’s tax-equivalent net interest margin of 4.22% for 2006 was a decrease of 17 basis points from 4.39% in 2005.

The largest contributor to the increase in the yield on average earning assets in 2006, on a volume-weighted basis, was a 50 basis point increase in the rate earned on loans held for investment. The increase in rate contributed approximately $6.5 million to the $7.5 million change in interest income from the portfolio. The yield on variable-rate loans tied to prime and other indices increased in response to the recent increases in short-term interest rates.

During 2006, the tax-equivalent yield on available — for-sale securities increased 52 basis points to 5.50% while the average balance increased by $21.6 million. The average tax-equivalent yield increased due to the addition of higher-rate securities and the sales, maturities, and calls of lower-rate securities.

Average interest-bearing balances with banks declined $4.8 million during 2006 to $27.3 million, while the yield increased 120 basis points to 4.56%. The yield on those balances is directly correlated to the increases in the target federal funds rate which occurred throughout the year.

The Company attempts to control the cost of deposited funds in relation to the prevailing economic climate and competitive forces. The Company determines its overall balance sheet management goals through its Asset/Liability Management Committee. Throughout 2006, the pressures of increasing short-term interest rates resulted in an increase of 86 basis points in the average cost of interest-bearing deposits. The average rate paid on interest-bearing demand deposits increased 6 basis points, while the average rate paid on savings, which includes money market and passbook accounts, increased 82 basis points. The Company was successful in keeping rates paid on interest-bearing checking accounts relatively stable and increased money market account rates to remain competitive and retain deposit funding. Average time deposits increased $21.9 million while the average rate paid increased 96 basis points to 3.88%. The level of average non-interest-bearing demand deposits increased $8.9 million to $237.7 million compared to the prior year.

Average federal funds purchased and repurchase agreements increased $22.3 million, due mostly to increases in the balances of repurchase agreements. The average rate paid on those funds also increased, as they are closely tied to the target federal funds rate. Average Federal Home Loan Bank (“FHLB”) advances increased $22.7 million while interest paid on those borrowings decreased 56 basis points as the Company repositioned its FHLB borrowings, and took advantage of lower interest rate borrowing products. In January of 2006, the Company borrowed $75 million from the FHLB. At the same time, the Company entered into a $50 million pay fixed, receive variable interest rate swap, effectively fixing the borrowing rate at approximately 4.34%. Other borrowings remained steady, but the rate paid increased 176 basis points because the majority of such borrowings consist of the Company’s trust preferred borrowing, which is tied to LIBOR.

Average Balance Sheets and Net Interest Income Analysis

	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
	(Dollars in thousands)
Earning Assets:
Loans Held for Investment:(2)
Taxable	$1,314,976	$97,386	7.41%	$1,299,328	$89,788	6.91%	$1,154,166	$76,519	6.63%
Tax-exempt	1,499	114	7.61%	2,692	177	6.58%	4,965	297	5.98%

Total	1,316,475	97,500	7.41%	1,302,020	89,965	6.91%	1,159,131	76,816	6.63%
Available-for-Sale Securities:
Taxable	276,142	13,929	5.04%	262,715	11,062	4.21%	313,033	12,094	3.86%
Tax-exempt	152,437	9,655	6.33%	144,242	9,193	6.37%	110,904	7,474	6.74%

Total	428,579	23,584	5.50%	406,957	20,255	4.98%	423,937	19,568	4.62%
Held-to-Maturity Securities:
Taxable	386	22	5.70%	399	15	3.76%	419	25	5.97%
Tax-exempt	20,912	1,686	8.06%	28,336	2,269	8.01%	35,535	2,853	8.03%

Total	21,298	1,708	8.02%	28,735	2,284	7.95%	35,954	2,878	8.00%
Interest-bearing deposits with banks	27,289	1,244	4.56%	32,100	1,077	3.36%	32,430	591	1.82%
Federal funds sold	—	—		—	—		60	1	1.67%

Total earning assets	1,793,641	$124,036	6.92%	1,769,812	$113,581	6.42%	1,651,512	$99,854	6.05%
Other assets	186,639			153,410			140,379
Assets related to discontinued operations	—			—			14,950

Total	$1,980,280			$1,923,222			$1,806,841

Interest-bearing Liabilities:
Demand deposits	$146,248	$462	0.32%	$152,774	$401	0.26%	$149,502	$366	0.24%
Savings deposits	343,854	6,857	1.99%	368,339	4,309	1.17%	366,074	3,112	0.85%
Time deposits	683,418	26,549	3.88%	661,498	19,321	2.92%	615,346	15,001	2.44%
Federal funds purchased and repurchase agreements	150,839	5,079	3.37%	128,551	2,782	2.16%	109,223	1,405	1.29%
FHLB borrowings and other long-term debt	200,570	9,434	4.70%	177,832	9,068	5.10%	148,384	7,070	4.76%

Total Interest-bearing Liabilities	1,524,929	48,381	3.17%	1,488,994	35,881	2.41%	1,388,529	26,954	1.94%
Demand deposits	237,714			228,781			212,777
Other liabilities	15,513			14,772			13,980
Liabilities related to discontinued operations	—			—			13,113
Stockholders’ equity	202,124			190,675			178,442

Total	$1,980,280			$1,923,222			$1,806,841

Net Interest Income		$75,655			$77,700			$72,900

Net Interest Rate Spread(3)			3.75%			4.01%			4.11%

Net Interest Margin(4)			4.22%			4.39%			4.41%

(1)	Fully taxable equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Rate and Volume Analysis of Interest

The following table summarizes the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in their interest rates. In this analysis, the change in interest due to both rate and volume has been allocated to the volume and rate columns in proportion to absolute dollar amounts. The table shows (i) the overall decrease in net interest income during 2006 was due to increases in interest expense which outpaced increases in interest income; and (ii) increases in rates earned on assets and paid on liabilities continued to increase in 2006, due primarily to continuing increases in benchmark short-term interest rates. When comparing 2005 to 2004, the table shows (i) the increase in net interest income in 2005 was due largely to increases in earning assets resulting from growth seen in both the consumer and commercial loan portfolios; (ii) increases in both rates earned on assets and paid on liabilities due to increases in benchmark short-term interest rates; and (iii) in 2005, margin compressed slightly as increases to the rates paid on money market accounts and certificates of deposit outpaced increases in the rates received on loans.

	2006 Compared to 2005			2005 Compared to 2004
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)

Interest Earned On(1):
Loans	$1,005	$6,530	$7,535	$9,782	$3,367	$13,149
Securities available for sale	1,108	2,221	3,329	87	600	687
Securities held to maturity	(599)	23	(576)	(578)	(16)	(594)
Interest-bearing deposits with other banks	(178)	345	167	(6)	492	486
Federal funds sold	—	—	—	(1)	—	(1)

Total interest-earning assets	1,336	9,119	10,455	9,284	4,443	13,727

Interest Paid On:
Demand deposits	(18)	79	61	8	27	35
Savings deposits	(304)	2,852	2,548	19	1,178	1,197
Time deposits	660	6,568	7,228	1,186	3,134	4,320
Federal funds purchased and repurchase agreements	546	1,751	2,297	284	1,093	1,377
FHLB borrowings and other long-term debt	1,103	(737)	366	1,443	555	1,998

Total interest-bearing liabilities	1,987	10,513	12,500	2,940	5,987	8,927

Change in net interest income	$(651)	$(1,394)	$(2,045)	$6,344	$(1,544)	$4,800

(1)	Fully taxable equivalent using a rate of 35%.

Provision for Loan Losses

The provision for loan losses for 2006 was $2.7 million, a decrease of $1.0 million when compared to 2005. The decrease in loan loss provision between the periods is primarily attributable to changes in specific allocations, decreases in commercial and consumer installment loan volume, reductions in net charge-offs, overall improved asset quality, and changes in various qualitative risk factors. Net charge-offs for 2006 and 2005 were $2.9 million and $4.9 million, respectively. Expressed as a percentage of average loans, net charge-offs decreased from 0.38% for 2005 to 0.22% for 2006. During 2005, the Company experienced a loss from a credit to a hospitality concern, which largely accounted for the higher net charge-offs in 2005. The $4.4 million loan was charged down to its net realizable value of $2.2 million, and the note was sold to a third party and the final net loss to the Company was $1.5 million.

Non-interest Income

Details of non-interest income are summarized in the following table:

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Wealth management income	$2,811	$2,956	$2,489
Service charges on deposit accounts	10,242	10,095	9,122
Other service charges, commissions and fees	2,992	2,785	2,239
Other operating income	5,203	5,716	1,875
Net gains on sale of securities	75	753	1,604

Total	$21,323	$22,305	$17,329

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income for 2006 was $21.3 million compared to $22.3 million in 2005. Wealth management income, which includes fees for trust services and commission and fee income generated by IPC (post-acquisition) and the Company’s prior investment advisory subsidiary, whose customer base migrated to IPC in 2006, decreased $145 thousand in 2006, or 4.9%, compared to 2005.

Service charges on deposit accounts increased $147 thousand, or 1.5%, while other service charges, commissions and fees reflected gains of $207 thousand, or 7.4%.

Other operating income includes $1.0 million and $4.4 million in gains from the sale of branch locations in 2006 and 2005, respectively. The remaining components of other operating income increased $2.8 million compared to 2005. The largest single item in that increase is the $976 thousand earned on the Company’s $25 million investment in life insurance made in April 2006. Also included in other income for 2006 is a $676 thousand recovery relating to a 1997 payment system fraud loss. During 2006, the Company also recognized securities gains of $75 thousand, which were $678 thousand less than those recognized in 2005.

Non-interest Expense

Total non-interest expense was $49.8 million for 2006, a decrease of $5.8 million over 2005. Salaries and benefits decreased approximately $2.6 million due to the Company’s refocused efforts on expense control and efficiency. During 2006, total full-time equivalent employees decreased to 602 from 716 at December 31, 2005. Also contributing to the decrease from year to year was the $3.8 million prepayment penalty incurred in connection with the early termination of $77.0 million of FHLB advances in 2005.

Occupancy and furniture and equipment expenses increased $165 thousand and $147 thousand, respectively, compared to 2005. The general level of occupancy and furniture and equipment costs in 2006 grew largely as a result of increases in depreciation associated with continued investment in facilities, operating equipment, and technology infrastructure.

All other operating expense accounts increased $367 thousand, or less than 3%, in 2006 compared to 2005.

The Company uses an efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes this ratio better focuses attention on the core operating performance of the Company over time than does a GAAP-based ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing non-interest expenses. However, this measure is supplemental and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the efficiency ratio used by the Company may not be comparable to efficiency ratios reported by other financial institutions.

In general, the efficiency ratio used by the Company is non-interest expenses as a percentage of net interest income plus non-interest income. Non-interest expenses used in the calculation exclude amortization of goodwill and intangibles and non-recurring expenses. Income for the ratio is increased for the favorable effect of tax-exempt income (see Average Balance Sheets and Net Interest Income Analysis), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP-based efficiency ratio, which also is presented in this report, which is calculated using non-interest expense and income amounts as shown on the face of the Consolidated Statements of Income. Both types of efficiency ratio calculations are set forth and are reconciled in the table below.

Our (non-GAAP) efficiency ratios for continuing operations for 2006, 2005, and 2004 were 51.1%, 53.8%, and 53.2%, respectively. The following table details the components used in calculation of the efficiency ratios.

GAAP-based and Our Efficiency Ratios

	2006	2005	2004
	(Dollars in thousands)

GAAP-based efficiency ratio
Non-interest expenses	$49,837	$55,591	$48,035
Net interest income plus non-interest income	92,968	95,933	86,512
Efficiency ratio — GAAP-based	53.61%	57.95%	55.52%

Our efficiency ratio
Non-interest expenses — GAAP-based	$49,837	$55,591	$48,035
Less non-GAAP adjustments:
Foreclosed property expense	(248)	(288)	(500)
Amortization of intangibles	(410)	(435)	(399)
Prepayment penalties on FHLB advances	—	(3,794)	—
Other non-core, non-recurring expense items	(581)	—	—

Adjusted non-interest expenses	48,598	51,074	47,136

Net interest income plus non-interest income — GAAP-based	92,968	95,933	86,512
Plus non-GAAP adjustment:
Tax-equivalency	4,010	4,072	3,719
Less non-GAAP adjustments:
Security gains	(75)	(753)	(1,604)
Branch sale gains	(1,035)	(4,366)	—
Other non-core, non-recurring income items	(676)	—	—

Adjusted net interest income plus non-interest income	95,192	94,886	88,627

Our efficiency ratio	51.05%	53.83%	53.18%

Equity-based Compensation

On January 1, 2006, the Company adopted the equity-based compensation accounting provisions of Statement of Financial Accounting Standards (“SFAS”) 123R. Through December 31, 2005, the Company accounted for equity-based compensation under APB Opinion No. 25, using the intrinsic value model. Under Opinion No. 25, the Company recognized no compensation expense related to stock options granted, and provided pro-forma disclosures of the effects of accounting for stock options under the fair value model. The Company selected the modified prospective method of transition. The adoption of the new equity-based compensation accounting standard resulted in increased compensation expense. The total compensation cost related to stock option awards vesting in 2006 was approximately $208 thousand after-tax.

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, tax credits generated by investments in low income housing and historical building rehabilitation.

Consolidated income taxes for 2006 were $11.5 million, a 28.4% effective tax rate, compared to $10.1 million, an effective tax rate of 27.7%, for 2005. The effective tax rate for 2006 was greater than 2005 due to a lower proportion of tax-free municipal interest income.

As disclosed in previous filings, the state tax audit of state income, franchise, and sales tax in one of the Company’s tax jurisdictions was concluded during the fourth quarter of 2005. The outcome of this audit was favorable to the Company and resulted in total state income and franchise tax refunds of approximately $473 thousand, which was reflected in the 2005 provision for income tax expense.

2005 COMPARED TO 2004

Net income for 2005 was $26.3 million, up $3.9 million from $22.4 million in 2004. Basic and diluted earnings per share for 2005 were $2.33 and $2.32, respectively, compared to basic and diluted earnings per share of $1.99 and $1.97, respectively, for 2004. Return on average assets for 2005 and 2004 were 1.37% and 1.24%, respectively. The return on average equity for 2005 and 2004 were 13.79% and 12.53%, respectively. The Company compared favorably to national peer returns of 1.16% and 13.51%, respectively, based on the September 2005 Bank Holding Company Performance Report.

Net Interest Income

The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those assets which are fully taxable (see the table titled Average Balance Sheets and Net Interest Income Analysis).

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

Total cost of average interest-bearing liabilities increased 47 basis points during 2005, as such liabilities were also affected by increases in short-term market interest rates. The net result was a decrease of 10 basis points to net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities. 2005 spread was 4.01% compared to 4.11% for 2004. The Company’s tax-equivalent net interest margin of 4.39% for 2005 was essentially unchanged with a small decrease of 2 basis points from 4.41% in 2004.

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

During 2005, the tax-equivalent yield on available-for-sale securities increased 36 basis points to 4.98% while the average balance decreased by $17.0 million. Although the total portfolio decreased through the period, the average tax-equivalent yield increased due to the addition of higher-rate securities and the sale of lower-rate securities. Funds received from the paydowns, maturities, calls, and sales of investment securities helped fund loan growth.

Average interest-bearing balances with banks remained steady during 2005, while the yield increased 154 basis points to 3.36%. The yield on those balances is directly correlated to the increases in the target federal funds rate which occurred throughout the year.

The Company attempts to control the cost of deposited funds in relation to the prevailing economic climate and competitive forces. The Company determines its balance sheet management goals through its Asset/Liability Management Committee. Throughout 2005, the pressures of increasing short-term interest rates resulted in an increase of 40 basis points in the average cost of interest-bearing deposits. The average rate paid on interest-bearing demand deposits remained consistent, while the average rate paid on savings, which includes money market and passbook accounts, increased 32 basis points. The Company was successful in keeping rates paid on interest-bearing checking accounts relatively stable and increased money market account rates to remain competitive. Average time deposits increased $46.2 million while the average rate paid increased 48 basis points to 2.92%. The level of average non-interest-bearing demand deposits increased $16.0 million to $228.8 million compared to the prior year.

Average federal funds purchased and repurchase agreements increased $19.3 million due mostly to increases in the balances of customer repurchase agreements. The average rate paid on those funds also increased, as they are closely tied to the target federal funds rate. Average Federal Home Loan Bank (“FHLB”) advances increased $29.5 million as the Company borrowed $75 million through the year. Interest paid on those borrowings increased 19 basis points as interest rates were increasing on adjustable-rate borrowings. Other borrowings remained steady, but the rate paid increased 198 points because the majority of such borrowings consist of the Company’s trust preferred borrowing, which is tied to LIBOR.

Non-interest Income

Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income from continuing operations for 2005 was $22.3 million compared to $17.3 million 2004. Wealth management income, which includes fees for trust services and commission and fee income generated by Stone Capital, the Company’s prior investment advisory subsidiary, increased $467 thousand in 2005, or 18.8%, compared to 2004 as a result of the Company’s continued focus on growth. Stone Capital expanded its retail asset management services through the addition of two investment advisors and the licensing of a number of investment associates within the bank branches.

Service charges on deposit accounts increased $973 thousand, or 10.7%, while other service charges, commissions and fees reflected gains of $546 thousand, or 24.4%. Other service charges, commissions and fees increased largely because of ATM usage fees on foreign cards which totaled $1.4 million and official check commissions which reached $256 thousand.

Other operating income includes $4.4 million in gain from the sale of the Clifton Forge, Virginia, branch location in December 2005. The remaining components of other operating income decreased $525 thousand compared to 2004. During 2005, other operating income included securities gains of $753 thousand, which were $851 thousand less than those recognized in 2004.

Non-interest Expense

Total non-interest expense from continuing operations was $55.6 million, an increase of $7.6 million for 2005 over 2004. The single largest item contributing to the increase was a $3.8 million prepayment penalty incurred in connection with the early termination of $77.0 million of FHLB advances in late December 2005. Salaries and benefits increased approximately $2.8 million due to increases in staffing to support added corporate services, continued branch and loan production office growth, and increased health benefits costs.

Occupancy and furniture and equipment expenses increased $344 thousand and $447 thousand in 2005, respectively, compared to 2004. The general level of occupancy and furniture and equipment costs in 2005 grew largely as a result of increases in depreciation and insurance costs associated with de novo branches and depreciation associated with continued investment in operating equipment and technology infrastructure.

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

Consolidated income taxes for 2005 were $10.1 million, a 27.7% effective tax rate, compared to $7.7 million, an effective tax rate of 25.6%, for 2004. The effective tax rate for 2004 was less than 2005 due to the tax benefits realized from the divestiture of the Company’s mortgage banking subsidiary. Specifically, the non-deductible impairment charges recognized in 2003 and the first two quarters of 2004 reduced the book carrying basis of the investment in the mortgage subsidiary and resulted in a permanent difference during the third quarter of 2004 upon sale of the entity. This difference reduced the 2004 effective tax rate to 25.6% and is the primary cause of the increase in the effective tax rate when comparing 2004 to 2005.

FINANCIAL POSITION

Available-for-Sale Securities

Available-for-sale securities were $508.4 million at December 31, 2006, compared to $404.4 million at December 31, 2005, an increase of $104.0 million. The Company purchased securities throughout the year with liquidity provided by net loan portfolio payoffs, and executed two leverage transactions totaling $50 million during 2006.

The Company attempts to maintain an acceptable level of interest rate risk within its securities portfolio. At December 31, 2006, the average life and duration of the portfolio were 7.1 years and 5.4, respectively. Average life and duration remained relatively unchanged from December 31, 2005, at 7.0 years and 5.4, respectively.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. A decline in value that is considered to be other-than-temporary would be recorded as a loss within non-interest income in the Consolidated Statements of Income. The Company does not believe any unrealized loss, individually or in the aggregate, as of December 31, 2006, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decline in value is attributable to changes in market interest rates and not the credit quality of the issuer.

The following table details amortized cost and fair value of available-for-sale securities as of December 31, 2006, 2005, and 2004.

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

U.S. Government agency securities	$117,777	$116,061	$92,739	$91,424	$46,541	$45,946
States and political subdivisions	152,189	154,047	151,118	152,168	142,882	145,146
Corporate Notes	85,080	85,033	61,466	61,274	37,589	38,129

	355,046	355,141	305,323	304,866	227,012	229,221
Mortgage-backed securities	146,444	144,754	94,954	92,994	142,427	142,979
Equities	6,933	8,475	5,390	6,521	2,626	3,797

Total	$508,423	$508,370	$405,667	$404,381	$372,065	$375,997

Held-to-Maturity Securities

Investment securities classified as held-to-maturity are comprised primarily of high-grade state and municipal bonds. These securities generally carry AAA bond ratings, most of which also carry credit enhancement insurance by major insurers of debt instruments. The portfolio totaled $20.0 million at December 31, 2006, compared to $24.2 million at December 31, 2005. This decrease is reflective of continuing paydowns, maturities and calls within the portfolio. The market value of held-to-maturity investment securities was 101.7% and 102.9% of book value at December 31, 2006 and 2005, respectively. Recent trends in interest rates have had little effect on the portfolio market value since December 31, 2005, due to its larger percentage of municipal securities which display less price sensitivity to rate changes.

The average final maturity of the held-to-maturity investment portfolio decreased from 6.6 years at December 31, 2005, to 6.1 years at December 31, 2006, with the tax-equivalent yield increasing from 7.95% at year-end 2005 to 8.02% at the close of 2006. The weighted-average expected maturity of the investment portfolio, based on market assumptions for prepayment, is ten months and 1.6 years at December 2006 and 2005, respectively. The average maturity data differs from final maturity data because of the use of assumptions as to anticipated prepayments, and is generally a more accurate indicator of true average life of the investment.

The following table details amortized cost and fair value of held-to-maturity securities for the three years ended December 31, 2006.

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

States and political subdivisions	$19,638	$19,970	$23,781	$24,486	$33,814	$35,202
Corporate Notes	375	374	375	374	375	375

	20,013	20,344	24,156	24,860	34,189	35,577
Mortgage-backed securities	6	6	17	17	32	33

Total	$20,019	$20,350	$24,173	$24,877	$34,221	$35,610

Loans Held for Sale

To mitigate interest rate risk, the Company sells most of the long-term, fixed-rate mortgage loans it originates in the secondary market. At December 31, 2006, the Company held $781 thousand of loans for sale to the secondary market, down from $1.3 million at December 31, 2005. The gross notional amount of outstanding commitments to originate mortgage loans for customers at December 31, 2006, was $6.6 million on 49 loans.

Loans Held for Investment

Total loans held for investment decreased $46.2 million to $1.28 billion at December 31, 2006, from $1.33 billion at December 31, 2005, as a result of decreased loan production and large payoffs occurring throughout 2006. The average loan to deposit ratio increased to 93.3% for 2006, compared with 92.3% for 2005. Average loans held for investment for 2006 of $1.32 billion increased $14.5 million when compared to the average for 2005 of $1.30 billion.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition at year-end 2002 through 2006.

Loan Portfolio Summary

	December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Commercial, financial and agricultural	$106,645	$110,211	$99,302	$69,395	$74,186
Real estate — commercial	421,067	464,510	453,899	317,421	285,847
Real estate — construction	158,566	143,976	112,705	98,510	72,275
Real estate — residential	506,370	504,387	457,417	421,299	364,087
Consumer	88,679	106,206	113,639	119,195	131,385
Other	3,549	1,808	2,012	992	726

Total	1,284,876	1,331,098	1,238,974	1,026,812	928,506
Less unearned income	13	59	218	621	885

	1,284,863	1,331,039	1,238,756	1,026,191	927,621
Less allowance for loan losses	14,549	14,736	16,339	14,624	14,410

Net loans	$1,270,314	$1,316,303	$1,222,417	$1,011,567	$913,211

The Company maintained no foreign loans in the periods presented. Although the Company’s loans are made primarily in the four-state region in which it operates, the Company had no concentrations of loans to one borrower or industry representing 10% or more of outstanding loans at December 31, 2006.

The following table details the maturities and rate sensitivity of the Company’s loan portfolio at December 31, 2006.

	Remaining Maturities
		Over
	One Year	One to	Over
	and Less	Five Years	Five Years	Total	Percent
	(Amounts in thousands)

Commercial, financial and agricultural	$53,476	$49,592	$3,577	$106,645	8.30%
Real estate — commercial	82,588	253,902	84,577	421,067	32.77%
Real estate — construction	113,219	40,258	5,089	158,566	12.34%
Real estate — mortgage	44,107	161,437	300,826	506,370	39.41%
Consumer	15,986	66,967	5,726	88,679	6.90%
Other	1,251	2,111	187	3,549	0.28%

	$310,627	$574,267	$399,982	$1,284,876	100.00%

Rate Sensitivity:
Pre-determined rate	$125,257	$456,522	$81,833	$663,612	51.65%
Floating- or adjustable-rate	185,370	117,745	318,149	621,264	48.35%

	$310,627	$574,267	$399,982	$1,284,876	100.00%

Allowance for Loan Losses

The allowance is increased by charges to earnings in the form of provisions and by recoveries of prior charge-offs, and decreased by charge-offs. The provisions are calculated to bring the allowance to a level, which, according to a systematic process of measurement, is reflective of the required amount needed to absorb probable losses.

The allowance for loan losses was $14.5 million at December 31, 2006, compared to $14.7 million at December 31, 2005. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2006, however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2002 through 2006.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Allowance for loan losses at beginning of period	$14,736	$16,339	$14,624	$14,410	$13,952
Acquisition balances	—	—	1,786	1,583	395
Charge-offs:
Commercial, financial, agricultural and commercial real estate	1,953	5,017	1,925	3,302	2,162
Real estate-residential	1,234	385	723	686	464
Installment	1,356	1,534	1,526	2,133	2,243

Total charge-offs	4,543	6,936	4,174	6,121	4,869

Recoveries:
Commercial, financial and agricultural	1,032	1,413	727	711	167
Real estate-residential	125	188	90	58	129
Installment	493	418	615	564	428

Total recoveries	1,650	2,019	1,432	1,333	724

Net charge-offs	2,893	4,917	2,742	4,788	4,145
Provision charged to operations	2,706	3,706	2,671	3,419	4,208
Reclassification of allowance for lending-related commitments(1)	—	(392)	—	—	—

Allowance for loan losses at end of period	$14,549	$14,736	$16,339	$14,624	$14,410

Ratio of net charge-offs to average loans outstanding	0.22%	0.38%	0.24%	0.49%	0.45%
Ratio of allowance for loan losses to total loans outstanding	1.13%	1.11%	1.32%	1.43%	1.55%

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

The following table details the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2006.

	December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands)

Commercial, financial and agricultural	$8,418	53%	$9,993	58%	$11,700	57%	$9,414	47%	$8,905	47%
Real estate — mortgage	3,858	39%	2,462	34%	2,084	34%	2,207	41%	1,684	39%
Consumer	2,273	8%	2,281	8%	2,555	9%	3,003	12%	3,821	14%
Unallocated	—	0%	—	0%	—	0%	—	0%	—	0%

Total	$14,549	100%	$14,736	100%	$16,339	100%	$14,624	100%	$14,410	100%

Risk Elements

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned. The levels of non-performing assets for the last five years are presented in the following table.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accrual loans	$3,813	$3,383	$5,168	$2,993	$3,075
Loans 90 days or more past due and still accruing interest	—	11	—	—	91

Total non-performing loans	3,813	3,394	5,168	2,993	3,166
Other real estate owned	258	1,400	1,419	2,091	2,855

Total non-performing assets	$4,071	$4,794	$6,587	$5,084	$6,021

Non-performing loans as a percentage of total loans	0.30%	0.25%	0.42%	0.29%	0.34%

Non-performing assets as a percentage of total loans and other real estate owned	0.32%	0.36%	0.53%	0.49%	0.65%

Allowance for loan losses as a percentage of non-performing loans	381.6%	434.2%	316.2%	488.6%	455.1%

Allowance for loan losses as a percentage of non-performing assets	357.4%	307.4%	248.0%	287.6%	239.3%

Total non-performing assets were $4.1 million at December 31, 2006, compared to $4.8 million at December 31, 2005, a decrease of $723 thousand. Non-accrual loans increased by $430 thousand to $3.8 million at December 31, 2006. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquent loans, foreclosures, and movements into or out of the non-performing classification as a result of changing customer business conditions. There were no loans 90 days past due and still accruing at December 31, 2006, and $11 thousand at December 31, 2005. Other real estate owned decreased $1.1 million to $258 thousand in 2006 and is carried at the lesser of estimated net realizable value or cost.

Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss upon ultimate resolution.

During 2006, 2005 and 2004, $1.3 million, $1.3 million, and $2.1 million, respectively, of assets were acquired through foreclosure and transferred to other real estate owned.

The Company has considered all impaired loans in the evaluation of the adequacy of the allowance for loan losses at December 31, 2006. The following table presents additional detail of non-performing and restructured loans for the five years ended December 31, 2006. Additional information regarding nonperforming loans can be found in Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

Non-Performing Loans

	December 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands)

Non-accruing loans	$3,813	$3,383	$5,168	$2,993	$3,075
Loans past due over 90 days and still accruing interest	—	11	—	—	91
Restructured loans performing in accordance with modified terms	272	302	354	356	345
Gross interest income which would have been recorded under original terms of non-accruing and restructured loans	397	380	439	282	222
Actual interest income during the period	286	161	293	194	108

There are no outstanding commitments to lend additional funds to borrowers related to restructured loans.

At December 31, 2006, there were no significant potential problem loans requiring disclosure beyond those addressed in the preceding tables.

Deposits

Total deposits decreased by $8.5 million, or 0.6%, during 2006. Noninterest-bearing demand deposits increased during 2006 by $14.2 million, or 6.2%, while interest-bearing demand deposits decreased $3.7 million, or 2.6%. Savings deposits, which consist of money market accounts and passbook savings, decreased $37.5 million during 2006, or 10.6%, while time deposits increased $18.6 million, or 2.8%.

Average total deposits remained steady at $1.41 billion for 2006. Average non-interest bearing demand deposits and time deposits increased $8.9 million and $21.9 million during 2006, respectively. Average interest-bearing demand deposits and savings deposits decreased $6.5 and $24.5 million during 2006, respectively. In 2006, the average rate paid on interest bearing deposits was 2.89%, up significantly from 2.03% in 2005. The attrition from interest-bearing demand and savings deposits and the continued increase in time deposits reflects the migration of new and current customer funds in response to the upward movement in time deposit interest rates.

Average Deposits and Average Rates

	2006			2005			2004
	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-bearing liabilities:
Demand deposits	$146,248	$462	0.32%	$152,774	$401	0.26%	$149,502	$366	0.24%
Savings deposits	343,854	6,857	1.99%	368,339	4,309	1.17%	366,074	3,112	0.85%
Time deposits	683,418	26,549	3.88%	661,498	19,321	2.92%	615,346	15,001	2.44%

Total interest-bearing deposits	$1,173,520	$33,868	2.89%	$1,182,611	$24,031	2.03%	$1,130,922	$18,479	1.63%

Non-interest bearing demand deposits	$237,714			$228,781			$212,777

Borrowings

The Company’s borrowings consist primarily of overnight federal funds purchased from the FHLB and other sources, securities sold under agreements to repurchase, and term FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company.

Short-term borrowings increased on average approximately $22.3 million compared to the prior year as a result of continued increases in portfolio assets. Funding cost is managed by the Company’s Asset/Liability Management Committee, which monitors, among other things, product and pricing, overall cost of funds, and maintenance of an acceptable net interest margin.

Federal funds purchased were $7.7 million and $82.5 million, at December 31, 2006 and 2005, respectively. Repurchase agreements were $201.2 million and $124.2 million at December 31, 2006 and 2005, respectively. Retail repurchase agreements are sold to customers as an alternative to available deposit products. At December 31, 2006, total repurchase agreements included $50 million of wholesale instruments. The Company added $50 million of wholesale repurchase agreement funding during 2006. The weighted-average rate of those repurchase agreements was 4.30% at December 31, 2006. There were no wholesale repurchase agreements at the end of 2005. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Short-term borrowings include overnight federal funds, and repurchase agreements. Balances and rates paid on short-term borrowings for continuing operations are summarized as follows:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

At year-end	$208,885	3.70%	$206,654	2.79%	$142,357	1.55%
Average during the year	150,839	3.37%	128,551	2.16%	109,223	1.29%
Maximum month-end balance	208,885		206,654		142,357

In January 2006, the Company borrowed $75 million in new adjustable-rate advances from the FHLB. $50 million of the advances were hedged by an interest rate swap to approximate a fixed rate of 4.34%. The remaining $25 million floats at an interest rate equal to 3-month LIBOR less 45 basis points.

At December 31, 2006, FHLB borrowings included $175.0 million in convertible and callable advances and $7.2 million of noncallable advances for a total of $182.2 million. The weighted-average interest rates of all advances were 4.64% and 4.17% at December 31, 2006 and 2005, respectively. After considering the effect of the interest rate swap, the weighted-average interest rate of all advances was 4.26% at December 31, 2006. At December 31, 2006, the FHLB advances had maturities between one month and 14 years.

The scheduled maturities of the FHLB advances are as follows:

(Amounts in thousands)

2007	$6,250
2008	—
2009	—
2010	25,000
2011	—
2012 and thereafter	150,957

$182,207

Also included in other indebtedness is $15.5 million of junior subordinated debentures issued by the Company in October 2003 through FCBI Capital Trust, an unconsolidated trust subsidiary.

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

Total liquidity of $789.4 million at December 31, 2006, is comprised of the following: cash on hand and deposits with other financial institutions of $57.8 million; available-for-sale securities of $508.4 million; held-to-maturity securities due within one year of $125 thousand; and FHLB credit availability of $223.1 million.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses sources of funds primarily to meet ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of securities. At December 31, 2006, approved loan commitments outstanding amounted to $213.4 million. Certificates of deposit scheduled to mature in one year or less totaled $529.9 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

The following table presents contractual cash obligations as of December 31, 2006.

	December 31, 2006
	Total Payments Due by Period
		Less Than	Two to	Four to	After
	Total	1 Year	Three Years	Five Years	5 Years
	(Amounts in thousands)

Deposits without a stated maturity(1)	$703,024	$703,024	$—	$—	$—
Federal funds borrowed and overnight security repurchase agreements	103,191	103,191	—	—	—
Certificates of Deposit(2)(3)	720,284	529,908	127,723	61,841	812
Term security repurchase agreements	129,022	57,942	5,262	4,918	60,900
FHLB advances(2)(3)	262,869	14,107	15,662	39,253	193,847
Trust preferred indebtedness	50,203	1,287	2,573	2,573	43,770
Leases	2,779	700	1,044	462	573

Total	$1,971,372	$1,410,159	$152,264	$109,047	$299,902

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2006. The interest to be paid on variable-rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

The following table presents detailed information regarding the Company’s off-balance sheet arrangements at December 31, 2006.

	December 31, 2006
	Amount of Commitment Expiration Per Period
		Less than	Two to	Four to	After
	Total	One Year	Three Years	Five Years	Five Years
	(Amounts in thousands)

Commitments to extend credit
Commercial, financial and agricultural	$34,842	$32,475	$664	$74	$1,629
Real estate — commercial	24,609	18,718	2,690	2,411	790
Real estate — residential	61,742	15,953	1,817	2,934	41,038
Real estate — construction	68,899	60,085	2,292	3,159	3,363
Consumer lines of credit	23,303	23,017	265	21	—

Total unused commitments	$213,395	$150,248	$7,728	$8,599	$46,820

Financial letters of credit	$1,593	$1,539	$37	$7	$10
Performance letters of credit	5,389	3,200	1,992	133	64

Total letters of credit	$6,982	$4,739	$2,029	$140	$74

In January 2006, the Company entered into a pay fixed and receive variable interest rate swap. The swap effectively fixes $50 million of FHLB borrowings at 4.34% for a period of five years. Management does not anticipate this derivative transaction will have a significant impact on reported earnings or cash flows.

Stockholders’ Equity

Total stockholders’ equity increased $18.2 million to $212.7 million at December 31, 2006, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $28.9 million less dividends paid to stockholders of $11.7 million.

Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. At December 31, 2006, the Company’s Tier I capital ratio was 11.60% compared with 10.54% in 2005. The Company’s total risk-based capital-to-asset ratio was 12.69% at the close of 2006 compared with 11.65% in 2005. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies. The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2006, was 8.50% versus 7.77% at December 31, 2005, both of which are well above the minimum levels prescribed by the Federal Reserve. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 hereof.

Trust and Investment Management Services

As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (Trust Division). The Trust Division reported market value of assets under management of $507 million and $487 million at December 31, 2006 and 2005, respectively. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.

The Trust Division employs 16 professionals and full time equivalent support staff with a wide variety of estate and financial planning, investing and plan administration skills. The Trust Division is located within the Company’s banking offices in Bluefield, West Virginia. Services and trust development activities are offered to other branch locations and primary markets through the Bluefield-based division.

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

In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk (“IRR”) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities, management’s estimate of yields to be attained in those future rate environments, and rates that will be paid on various deposit instruments and borrowings. Specific strategies for management of IRR have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the repricing term of the Bank’s interest-earning assets, and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing to mitigate the potential exposure. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. Based upon the latest simulation, the Company believes that it is biased slightly toward a liability sensitive position. Absent adequate management, liability sensitive positions can negatively impact net interest income in a rising rate environment or, alternatively, positively impact net interest income in a falling rate environment.

The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in the next twelve months projected net interest income based on the income simulation compared to forecasted results. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits.

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity as of December 31, 2006 and 2005. The model simulates plus and minus 200 basis points from the base case rate simulation at December 31, 2006. This table, which illustrates the prospective effects of hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables.

Rate Sensitivity Analysis

2006
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change
	(Dollars in thousands)

200	$(2,006)	(2.8)	$(16,229)	(5.4)
100	(958)	(1.3)	(7,453)	(2.5)
(100)	(1,024)	(1.4)	(4,301)	(1.4)
(200)	(1,614)	(2.3)	(18,278)	(6.1)

2005
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change

200	$(764)	(1.0)	$(13,392)	(4.6)
100	(403)	(0.5)	(6,211)	(2.2)
(100)	(950)	(1.3)	(4,376)	(1.5)
(200)	(4,299)	(5.8)	(15,755)	(5.5)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Amounts in thousands, except share and per share data)

ASSETS
Cash and due from banks	$47,909	$46,872
Interest-bearing balances with banks	9,850	10,667

Total cash and cash equivalents	57,759	57,539
Securities available for sale (amortized cost of $508,423, 2006; $405,667, 2005)	508,370	404,381
Securities held to maturity (fair value of $20,350, 2006; $24,877, 2005)	20,019	24,173
Loans held for sale	781	1,274
Loans held for investment, net of unearned income	1,284,863	1,331,039
Less allowance for loan losses	14,549	14,736

Net loans held for investment	1,270,314	1,316,303
Premises and equipment, net	36,889	34,993
Other real estate owned	258	1,400
Interest receivable	12,141	10,232
Goodwill	60,135	59,182
Other intangible assets	2,061	1,937
Other assets	64,971	41,069

Total Assets	$2,033,698	$1,952,483

LIABILITIES
Deposits:
Noninterest-bearing	$244,771	$230,542
Interest-bearing	1,150,000	1,172,678

Total Deposits	1,394,771	1,403,220
Interest, taxes and other liabilities	19,641	18,877
Federal funds purchased	7,700	82,500
Securities sold under agreements to repurchase	201,185	124,154
FHLB borrowings and other indebtedness	197,671	129,231

Total Liabilities	1,820,968	1,757,982

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2006 and 2005	—	—
Common stock, $1 par value; shares authorized: 25,000,000; shares issued: 11,499,018 in 2006 and 11,496,312 in 2005; shares outstanding: 11,245,742 in 2006 and 11,251,803 in 2005	11,499	11,496
Additional paid-in capital	108,806	108,573
Retained earnings	100,117	82,828
Treasury stock, at cost	(7,924)	(7,625)
Accumulated other comprehensive income	232	(771)

Total Stockholders’ Equity	212,730	194,501

Total Liabilities and Stockholders’ Equity	$2,033,698	$1,952,483

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands,
	except share and per share data)

Interest Income:
Interest and fees on loans	$97,460	$89,903	$76,713
Interest on securities-taxable	13,951	11,077	12,119
Interest on securities-nontaxable	7,371	7,451	6,712
Interest on federal funds sold and deposits in banks	1,244	1,077	592

Total interest income	120,026	109,508	96,136

Interest Expense:
Interest on deposits	33,868	24,030	18,478
Interest on short-term borrowings	6,977	9,721	7,585
Interest on long-term debt	7,536	2,129	890

Total interest expense	48,381	35,880	26,953

Net interest income	71,645	73,628	69,183
Provision for loan losses	2,706	3,706	2,671

Net interest income after provision for loan losses	68,939	69,922	66,512

Noninterest Income:
Wealth management income	2,811	2,956	2,489
Service charges on deposit accounts	10,242	10,095	9,122
Other service charges, commissions and fees	2,992	2,785	2,239
Net gains on sale of securities	75	753	1,604
Other operating income	5,203	5,716	1,875

Total noninterest income	21,323	22,305	17,329

Noninterest Expense:
Salaries and employee benefits	26,867	29,481	26,646
Occupancy expense of bank premises	4,068	3,903	3,559
Furniture and equipment expense	3,466	3,319	2,872
Core deposit amortization	410	435	399
Prepayment penalties on FHLB advances	—	3,794	—
Other operating expense	15,026	14,659	14,559

Total noninterest expense	49,837	55,591	48,035

Income from continuing operations before income taxes	40,425	36,636	35,806
Income tax expense	11,477	10,191	9,786

Income from continuing operations	28,948	26,445	26,020

Loss from discontinued operations before income tax	—	(233)	(5,746)
Income tax benefit	—	(91)	(2,090)

Loss from discontinued operations	—	(142)	(3,656)

Net income	$28,948	$26,303	$22,364

Basic earnings per common share	$2.58	$2.33	$1.99

Diluted earnings per common share	$2.57	$2.32	$1.97

Basic earnings per common share from continuing operations	$2.58	$2.35	$2.32

Diluted earnings per common share from continuing operations	$2.57	$2.33	$2.29

Dividends declared per common share	$1.04	$1.02	$1.00

Weighted average basic shares outstanding	11,204,875	11,269,258	11,238,648

Weighted average diluted shares outstanding	11,279,480	11,341,804	11,337,606

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Cash flows from operating activities — continuing operations:
Income from continuing operations	$28,948	$26,445	$26,020
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,706	3,706	2,671
Depreciation and amortization of premises and equipment	3,366	3,339	2,938
Intangible amortization	410	436	399
Net investment amortization and accretion	699	1,049	2,203
Gains on the sale of assets	(1,329)	(4,845)	(1,786)
Mortgage loans originated for sale	(33,565)	(37,593)	(26,751)
Proceeds from sale of mortgage loans	34,058	37,513	25,981
Equity-based compensation expense	427	—	—
Deferred income tax expense	465	1,864	147
(Increase) decrease in interest receivable	(1,928)	(1,707)	705
Excess tax benefit from stock-based compensation	(201)	—	—
Decrease (increase) in other assets	215	(6,549)	(2,660)
Increase in other liabilities	769	1,516	1,495

Net cash provided by operating activities — continuing operations	35,040	25,174	31,362

Cash flows from investing activities — continuing operations:
Proceeds from sales of securities available for sale	14,185	33,159	45,391
Proceeds from maturities and calls of securities available for sale	23,515	44,115	144,573
Proceeds from maturities and calls of held to maturity securities	4,221	10,097	4,374
Purchase of securities available for sale	(139,624)	(111,223)	(108,726)
Purchase of bank-owned life insurance	(25,000)	—	—
Net decrease (increase) in loans made to customers	40,610	(104,307)	(84,580)
Cash used in divestitures and acquisitions, net	(22,046)	(32,630)	(26,340)
Purchase of premises and equipment	(5,709)	(3,215)	(7,336)
Proceeds from sale of equipment	402	1,018	334

Net cash used in investing activities — continuing operations	(109,446)	(162,986)	(32,310)

Cash flows from financing activities — continuing operations:
Net (decrease) increase in demand and savings deposits	(17,215)	(6,362)	13,902
Net increase (decrease) in time deposits	35,551	95,751	(29,216)
Net increase (decrease) in FHLB and other borrowings	68,440	(3,088)	(19,914)
Net (decrease) increase in federal funds purchased	(74,800)	50,000	32,500
Net increase in securities sold under agreement to repurchase	77,369	16,721	11,044
Proceeds from the exercise of stock options	1,305	522	504
Excess tax benefit from stock-based compensation	201	—	—
Acquisition of treasury stock	(4,566)	(1,303)	(1,196)
Dividends paid	(11,659)	(11,494)	(11,239)

Net cash provided by (used in) financing activities — continuing operations	74,626	140,747	(3,615)

Net increase (decrease) in cash and cash equivalents — continuing operations	$220	$2,935	$(4,563)

Cash flows from discontinued operations: (Revised - See Note 18)
Net cash (used in) provided by operating activities	$—	$(142)	$15,149
Net cash provided by investing activities	—	—	460
Net cash used in financing activities	—	—	(17,852)

Net cash used in discontinued operations	$—	$(142)	$(2,243)

Cash and cash equivalents at beginning of year — continuing operations	$57,539	$54,746	$59,309
Cash and cash equivalents at beginning of year — discontinued operations	—	—	2,243

Cash and cash equivalents at beginning of year	$57,539	$54,746	$61,552

Cash and cash equivalents at end of year — continuing operations	$57,759	$57,539	$54,746
Cash and cash equivalents at end of year — discontinued operations	—	—	—

Cash and cash equivalents at end of year	$57,759	$57,539	$54,746

Supplemental information — Noncash items
Transfers of loans to other real estate	$1,281	$1,263	$2,070

(See Note 1 for detail of income taxes and interest paid and Note 2 for supplemental information regarding detail of cash paid in acquisitions.)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income	Total
	(Amounts in thousands, except share and per share information)

Balance December 31, 2003	11,442	108,128	56,894	(6,407)	4,978	175,035
Comprehensive income:
Net income	—	—	22,364	—	—	$22,364
Other comprehensive income
Unrealized loss on securities available for sale of $5,413, net of $2,165 tax benefit	—	—	—	—	(3,248)	(3,248)
Less reclassification adjustment for gains realized in net income of $1,050, net of $420 tax expense	—	—	—	—	630	630

Comprehensive income (loss)	—	—	22,364	—	(2,618)	19,746
Common dividends declared ($1.00 per share)	—	—	(11,239)	—	—	(11,239)
Purchase of 44,467 treasury shares at $26.89 per share	—	—	—	(1,196)	—	(1,196)
Acquisition of Stone Capital Management — 2,541 shares issued	3	85	—	—	—	88
Tax benefit from exercise of non-qualified stock options	—	164	—	—	—	164
Equity-based compensation	—	131	—	—	—	131
Exercise of 54,873 options under stock option plans	27	(245)	—	722	—	504

Balance December 31, 2004	11,472	108,263	68,019	(6,881)	2,360	183,233
Comprehensive income:
Net income	—	—	26,303	—	—	26,303
Other comprehensive income
Unrealized loss on securities available for sale of $5,647, net of $2,259 tax benefit	—	—	—	—	(3,388)	(3,388)
Less reclassification adjustment for gains realized in net income of $428, net of $171 tax benefit	—	—	—	—	257	257

Comprehensive income (loss)	—	—	26,303	—	(3,131)	23,172
Common dividends declared ($1.02 per share)	—	—	(11,494)	—	—	(11,494)
Purchase of 41,534 treasury shares at $31.38 per share	—	—	—	(1,303)	—	(1,303)
Acquisition of Stone Capital Management — 2,541 shares issued	2	85	—	—	—	87
Tax benefit from exercise of non-qualified stock options	—	102	—	—	—	102
Equity-based compensation	2	17	—	8	—	27
Exercise of 38,146 options under stock option plans	20	106	—	551	—	677

Balance December 31, 2005	11,496	108,573	82,828	(7,625)	(771)	194,501
Comprehensive income:
Net income	—	—	28,948	—	—	28,948
Other comprehensive income
Unrealized gain on securities available for sale of $1,242, net of $497 tax expense	—	—	—	—	745	745
Less reclassification adjustment for losses realized in net income of $10, net of $4 tax benefit	—	—	—	—	(6)	(6)
Unrealized gain on derivative securities of $441, net of $177 tax expense	—	—	—	—	264	264

Comprehensive income	—	—	28,948	—	1,003	29,951
Common dividends declared ($1.04 per share)	—	—	(11,659)	—	—	(11,659)
Purchase of 145,161 treasury shares at $31.46 per share	—	—	—	(4,566)	—	(4,566)
Acquisition of Stone Capital Management — 2,706 shares issued	3	85	—	—	—	88
Acquisition of Investment Planning Consultants — 39,874 shares issued	—	217	—	1,248	—	1,465
ESOP allocation 27,733 shares	—	16	—	867	—	883
Equity-based compensation	—	267	—	160	—	427
Tax benefit from exercise of stock options	—	335	—	—	—	335
Exercise of 63,655 options under stock option plans	—	(687)	—	1,992	—	1,305

Balance December 31, 2006	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

The financial statements and footnotes within this report have been reformatted to conform to the presentation required in Statement of Financial Accounting Standards (“SFAS”) 144 for “discontinued operations” pursuant to the Company’s sale of its former mortgage banking subsidiary in August 2004. Income statement items for the discontinued subsidiary, including contractual obligations, are presented in discontinued operations without elimination. Interest expense accrued and paid by the discontinued operation is based upon the contractual terms of the obligations entered into by the former mortgage subsidiary including lines of credit extended by its parent company.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the FHLB that are available for immediate withdrawal. Interest and income taxes paid were as follows:

	2006	2005	2004
	(Amounts in thousands)

Interest	$48,382	$35,880	$26,952
Income Taxes	9,717	8,962	7,616

Pursuant to agreements with the Federal Reserve Bank, the Company maintains a cash balance of approximately $1.0 million in lieu of charges for check clearing and other services.

Trading Securities

At December 31, 2006 and 2005, no securities were held for trading purposes and no trading account was maintained.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as available-for-sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity, net of income taxes, and is entitled “Other Comprehensive Income.” Premiums and discounts are amortized to expense or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method. Other than temporary losses, if any, on available-for-sale securities are included in net securities losses and gains. All securities, including held-to-maturity securities, are evaluated for indications of other-than-temporary impairment. For available-for-sale debt securities with unrealized losses, management has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

Held-to-Maturity Securities

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

The Company enters into rate-lock commitments it makes to customers with the intention to sell the loan in the secondary market. The derivatives arising from the rate-lock commitments are recorded at fair value in other assets and liabilities and changes in that fair value are included in other income. The fair value of the rate-lock commitment derivatives are determined by reference to quoted prices for loans with similar coupon rates and terms. The Company also enters into forward sales commitments with institutional investors for the sale of those loans, which have been determined not to qualify as derivatives. Gains and losses on the sale of those loans are included in other income.

Loans Held for Investment

Loans held for investment are carried at the principal amount outstanding less any write-downs which may be necessary to reduce individual loans to net realizable value. Individually significant commercial loans are evaluated for impairment when evidence of impairment exists. Impairment allowances are recorded through specific additions to the allowance for loan losses. Loans are considered past due when principal or interest becomes delinquent by 30 days or more. Consumer loans are charged off when the loan becomes 120 days past due (180 days if secured by residential real estate). Other loans are charged off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans charged off are credited to the allowance for loan losses in the period received.

Allowance for Loan Losses

The allowance for loan losses is maintained at levels management deems adequate to absorb probable losses inherent in the portfolio, and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The Company consistently applies a review process to periodically evaluate

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans and commitments for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses.

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk factors. General allocations to commercial, residential real estate, and consumer loan pools are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

The use of various estimates and judgments in the Company’s ongoing evaluation of the required level of allowance can significantly impact the Company’s results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions. Differences between actual loan loss experience and estimates are reflected through adjustments either increasing or decreasing the loan loss provision based upon current measurement criteria.

Long-term Investments

Certain long-term equity investments representing less than 20% ownership are carried at cost and are included in other assets. These investments in operating companies represent required long-term investments in insurance, investment and service company affiliates or consortiums which serve as vehicles for the delivery of various support services. On the cost basis, dividends received are recorded as current period revenues and there is no recognition of the Company’s proportionate share of net operating income or loss. The Company has determined that fair value measurement is not practical, and further, nothing has come to the attention of the Company that would indicate impairment of any of these investments.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight-line method over estimated useful lives. Useful lives range from 5 to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 20 years, and leasehold improvements are amortized over the lesser of the useful life or the term of the lease plus the first optional renewal period, when renewal is reasonably assured. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases various properties within its branch network. Leases generally have initial terms of up to 20 years and most contain options to renew with reasonable increases in rent. All leases are accounted for as operating leases.

Other Real Estate Owned

Other real estate owned and acquired through foreclosure is stated at the lower of cost or fair value less estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Expenses incurred in connection with operating the properties, subsequent write-downs and gains or losses upon sale are included in other non-interest expense.

Goodwill and Other Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill from continuing operations was $60.1 million and $59.2 million at December 31, 2006 and 2005, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits, ranging from seven to ten years while the weighted average remaining life of these core deposits is approximately 4.8 years. As of December 31, 2006 and 2005, the balance of core deposit intangibles was $4.4 million and $4.5 million, respectively, while the corresponding accumulated amortization was $2.9 million and $2.5 million, respectively. The net unamortized balance of identified intangibles associated with acquired deposits was $1.5 million and $1.9 million at December 31, 2006 and 2005, respectively. The acquisition of Investment Planning Consultants, Inc. added $1.0 million of goodwill and $534 thousand in other intangible assets. Annual amortization expense of all intangibles is approximately $420 thousand for the next two years, then $380 thousand, $289 thousand, and $284 thousand for the following two years, respectively.

The Company reviews and tests goodwill for potential impairment on an annual basis. Goodwill is tested for impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the Company is greater than its book value, no goodwill impairment exists. However, if the book value of the Company is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss. Through the results of impairment tests, and the sale of the discontinued operating subsidiary, a goodwill impairment charge of $1.4 million was appropriate for the discontinued mortgage banking segment in 2004, and is included in “loss from discontinued operations” in the consolidated statements of income.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The progression of the Company’s goodwill and intangible assets for continuing operations for the three years ended December 31, 2006, is detailed in the following table:

		Other
	Goodwill	Intangibles
	(Amounts in thousands)

Balance at December 31, 2003	$37,978	$1,363
Acquisitions	21,231	1,518
Tax Benefits, Exercise of Stock Options and Other Adjustments	(381)	—
Amortization	—	(399)

Balance at December 31, 2004	58,828	2,482
Acquisitions (Dispositions)	—	(109)
Tax Benefits, Exercise of Stock Options and Other Adjustments	354	—
Amortization	—	(436)

Balance at December 31, 2005	59,182	1,937
Acquisitions and dispositions, net	953	472
Tax Benefits, Exercise of Stock Options and Other Adjustments	—	—
Amortization	—	(348)

Balance at December 31, 2006	$60,135	$2,061

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these arrangements cannot be sold or repledged by the secured party. The fair value of the collateral provided to a third party is continually monitored, and additional collateral is provided as appropriate.

Loan Interest Income Recognition

Accrual of interest on loans is based generally on the daily amount of principal outstanding. Loans are considered past due when either principal or interest payments are delinquent by 30 or more days. It is the Company’s policy to discontinue the accrual of interest on loans based on the payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income and interest accrued and not collected from prior years is charged to the allowance for loan losses. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis. Accrual of interest on non-accrual loans may be resumed if the loan is brought current and follows a period of substantial performance, including six months of regular principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more. Cash receipts are credited first to interest unless the loan has been converted to non-accrual, in which case the receipts are applied to principal.

Loan Fee Income

Loan origination and underwriting fees are reduced by direct and indirect costs associated with loan processing, including salaries, review of legal documents and obtainment of appraisals. Net origination fees and costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over the related commitment period. Net deferred loan costs were $57 thousand at December 31, 2006, and net deferred loan fees were $1.35 million at December 31, 2005.

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2006, are detailed in Note 15 — Other Operating Expenses.

Equity-Based Compensation

The Company has stock option plans for certain executives and directors. The Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” which is an amendment of SFAS 123. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The Company adopted the standard’s fair-value method of accounting for share-based payments to employees on January 1, 2006, using the “modified prospective” method. Under the modified prospective method the Company recognized compensation cost beginning January 1, 2006, for all share-based payments granted after December 31, 2005, and for all unvested awards granted prior to January 1, 2006.

The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, or “in the money”, there is an economic incentive for the options to be exercised and an increase in the dilutive effect on earnings per share.

Income Taxes

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, for 2004, goodwill impairment expense which is not deductible, for the third quarter of 2004, the loss on the sale of the mortgage subsidiary which had a significant tax basis over and above its book carrying value, and tax credits generated by investments in low income housing and rehabilitation of historic structures.

State and municipal income and the domestic corporation dividend deduction are permanent differences that occur on a regular basis. Goodwill impairment expense is infrequent and has historically been related to the mortgage subsidiary, which has been sold. The difference related to the excess tax over book basis of the mortgage subsidiary was a one-time event linked to the sale of the mortgage subsidiary. This item reduced the carrying basis of the mortgage subsidiary and, upon the sale of the entity, resulted in a permanent difference of approximately $950 thousand in 2004, which reduced the combined effective tax rate in 2004 to 25.6%.

Income tax expense is classified according to continuing operations and discontinued operations. The $950 thousand tax benefit associated with the loss on the sale of the mortgage subsidiary in 2004 is included in Income Tax Benefit — Discontinued Operations in the consolidated statements of income.

During both 2005 and 2006 the Company invested in limited partnerships formed to perform the rehabilitation of properties certified as historic structures by the National Park Service. The Company’s investment in these partnerships generates federal and state historic tax credits. The associated credits are realized and the balance of the investment is written off at the time the buildings are placed in service. As of December 31, 2006, all buildings associated with the partnership investments were in service.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average shares outstanding increased by the dilutive effect of stock options. Basic and diluted net income per common share calculations follow:

	For the Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands, except share and
	per share data)

Basic:
Income from continuing operations	$28,948	$26,445	$26,020
Loss from discontinued operations	—	(142)	(3,656)

Net income	$28,948	$26,303	$22,364

Weighted average shares outstanding	11,204,875	11,269,258	11,238,648
Dilutive shares for stock options	74,605	72,546	98,958
Weighted average dilutive shares outstanding	11,279,480	11,341,804	11,337,606
Basic:
Earnings per share continuing operations	2.58	2.35	$2.32
Loss per share discontinued operations	—	(0.02)	(0.33)
Earnings per share	2.58	2.33	1.99
Diluted:
Diluted earnings per share continuing operations	$2.57	$2.33	$2.29
Diluted loss per share discontinued operations	—	(0.01)	(0.32)
Diluted earnings per share	2.57	2.32	1.97

Variable Interest Entities

The Company maintains ownership positions in various entities which it deems variable interest entities (“VIE’s”) as defined in FIN 46R. These VIE’s include certain tax credit limited partnerships and other limited liability companies which provide aviation services, insurance brokerage, investment brokerage, title insurance and other financial and related services. Based on the Company’s analysis, it is a non-primary beneficiary; accordingly, these entities do not meet the criteria for consolidation under FIN 46R. The carrying value of VIE’s was $3.2 million at both December 31, 2006 and 2005, and the Company’s maximum possible loss exposure was $3.2 million and $3.3 million, respectively, at December 31, 2006 and 2005. Management does not believe losses resulting from its involvement with the entities discussed above will be material.

Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments are defined as derivatives under generally accepted accounting principles.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, all derivative instruments are carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

Reclassifications

The Company has made certain reclassifications of 2005 and 2004 amounts necessary to conform with the current year presentation. These reclassifications had no effect on the Company’s financial position, shareholders’ equity, or results of operations.

Other Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this standard to a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company must adopt these new requirements no later than the first quarter of 2008. The Company has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material effect on the condition, the results of operations, or liquidity of the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Accordingly, the Company has adopted SAB 108 effective with the year ended December 31, 2006. The adoption of SAB 108 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company has not yet determined the impact, if any, of adopting EITF 06-4 on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The Company has determined that it will likely reduce the carrying amount of certain of its bank-owned life insurance by approximately $200 thousand upon adoption of EITF 06-5.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in the first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has not yet determined the impact, if any, of adopting FIN 48 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 provides entities relief from the requirement to separately determine the fair value of an embedded derivative that would otherwise be bifurcated from the host contract under SFAS 133. This statement allows an irrevocable election on an instrument-by-instrument basis to measure such a hybrid financial instrument at fair value. This statement is effective for all financial instruments acquired or issued after the beginning of the fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material effect on the condition, the results of operations, or liquidity of the Company.

Note 2.	Merger, Acquisitions and Branching Activity

In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.

In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration of up to $1.43 million in the form of the Company’s common stock if certain future operating performance targets are met. If those operating targets are met, the value of

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill arising in the acquisition.

In June 2006, the Company completed the sale of its Drakes Branch, Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a pre-tax gain of approximately $702 thousand.

In December 2005, the Company completed the sale of its Clifton Forge, Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements of approximately $45.3 million and loans of approximately $7.1 million. The transaction resulted in an approximate $4.4 million pre-tax gain on sale.

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

Under the terms of the merger agreement, shares of PCB common stock were purchased for $40.00 per share in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $36.0 million. Concurrent with the PCB acquisition, Peoples Community Bank, the wholly-owned subsidiary of PCB, was merged into First Community Bank, N. A. (the “Bank”). As a result of the acquisition and preliminary purchase price allocation, approximately $21.3 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

In January 2003, the Bank completed the acquisition of Stone Capital Management (“Stone Capital”), based in Beckley, West Virginia. This acquisition expanded the Bank’s operations to include a broader range of financial services, including wealth management, asset allocation, financial planning and investment advice. Stone Capital was acquired through the issuance of 8,409 shares of Company common stock, which represented 50% of the total consideration. In 2003, 2004 and 2005, Stone Capital exceeded the annual revenue requirement outlined in the acquisition agreement and additional shares were paid to the original shareholders. The balance of the remaining consideration was paid in January 2006 in the form of 2,706 shares of Company common stock. As a result of the purchase price allocation, approximately $360 thousand of goodwill was recorded.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the net cash provided by or used in acquisitions and divestitures during the three years ended December 31, 2006.

	2006	2005	2004
	(Amounts in thousands)

Fair value of assets acquired	$232	$—	$172,375
Fair value of liabilities assumed	(17)	—	(158,906)
Purchase price in excess of net assets acquired	1,488	—	22,750

Total purchase price	1,703	—	36,219
Less non-cash purchase price	1,465	—	—
Less cash acquired	18	—	9,879

Net cash paid for acquisition	$220	$—	$26,340

Fair value of assets sold	$(4,678)	$(7,803)	$—
Fair value of liabilities sold	27,164	45,363	—
Sales price in excess of net liabilities assumed	(1,035)	(4,570)	—

Total sales price	21,451	32,990	—
Add cash on hand sold	395	166	—
Less amount due remaining on books	20	526	—

Net cash paid for divestiture	$21,826	$32,630	$—

Note 3.	Investment Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as available-for-sale are as follows:

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in thousands)

U.S. Government agency securities	$117,777	$—	$(1,716)	$116,061
States and political subdivisions	152,189	2,379	(521)	154,047
Corporate Notes	85,080	350	(397)	85,033

	355,046	2,729	(2,634)	355,141
Mortgage-backed securities	146,444	206	(1,896)	144,754
Equities	6,933	1,615	(73)	8,475

Total	$508,423	$4,550	$(4,603)	$508,370

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in thousands)

U.S. Government agency securities	$92,739	$—	$(1,315)	$91,424
States and political subdivisions	151,118	2,426	(1,376)	152,168
Corporate Notes	61,466	125	(317)	61,274

	305,323	2,551	(3,008)	304,866
Mortgage-backed securities	94,954	155	(2,115)	92,994
Equities	5,390	1,282	(151)	6,521

Total	$405,667	$3,988	$(5,274)	$404,381

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity, at December 31, 2006, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S.	States			Tax
	Government	and			Equivalent
	Agencies &	Political	Corporate		Purchase
Available For Sale	Corporations	Subdivisions	Notes	Total	Yield
		(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$—	$2,037	$—	$2,037	7.88%
After one year through five years	34,435	5,547	—	39,982	5.01%
After five years through ten years	42,359	65,564	43,534	151,457	5.82%
After ten years	40,983	79,041	41,546	161,570	6.46%

Amortized cost	$117,777	$152,189	$85,080	355,046

Mortgage-backed securities				146,444	4.20%
Equity securities				6,933	2.92%

Total Amortized cost				$508,423

Tax equivalent purchase yield	5.24%	6.49%	6.29%	6.03%
Average contractual maturity (in years)	8.50	10.58	13.97	10.70

Fair Value Maturity:
Within one year	$—	$2,046	$—	$2,046
After one year through five years	33,944	5,603	—	39,547
After five years through ten years	41,779	65,534	43,614	150,927
After ten years	40,338	80,864	41,419	162,621

Fair Value	$116,061	$154,047	$85,033	355,141

Mortgage-backed securities				144,754
Equity securities				8,475

Total Fair Value				$508,370

As a condition to membership in the FHLB system, the Bank is required to subscribe to a minimum level of stock in the FHLB. At December 31, 2006, the Bank owned approximately $12.7 million in stock which is classified as other assets. Because of the redemption provisions of the FHLB stock, we estimate that fair value approximates cost resulting in no impairment at December 31, 2006.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as held-to-maturity are as follows:

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in thousands)

States and political subdivisions	$19,638	$334	$(2)	$19,970
Other securities	375	—	(1)	374

	20,013	334	(3)	20,344
Mortgage-backed securities	6	—	—	6

Total	$20,019	$334	$(3)	$20,350

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in thousands)

States and political subdivisions	$23,781	$706	$(1)	$24,486
Other securities	375	—	(1)	374

	24,156	706	(2)	24,860
Mortgage-backed securities	17	—	—	17

Total	$24,173	$706	$(2)	$24,877

The amortized cost and estimated fair value of securities by contractual maturity, at December 31, 2006, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	States			Tax
	and			Equivalent
	Political	Other		Purchase
Held-to-Maturity	Subdivisions	Securities	Total	Yield
		(Dollars in thousands)
Amortized Cost Maturity:
Within one year	$125	$—	$125	8.88%
After one year through five years	5,501	375	5,876	7.50%
After five years through ten years	13,874	—	13,874	7.99%
After ten years	138	—	138	8.82%

Amortized cost	$19,638	$375	20,013

Mortgage-backed securities			6	6.57%

Total Amortized cost			$20,019

Tax equivalent purchase yield	7.90%	6.00%	7.86%
Average contractual maturity (in years)	6.15	1.75	6.07

Fair Value Maturity:
Within one year	$126	$—	$126
After one year through five years	5,558	374	5,932
After five years through ten years	14,146	—	14,146
After ten years	140	—	140

Fair Value	$19,970	$374	20,344

Mortgage-backed securities			6

Total Fair Value			$20,350

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $341.8 million and $254.8 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, there were no securities of a single issuer, other than U.S. federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity.

In 2006, net gains on the sale of securities were $75 thousand. Gross gains were $240 thousand while gross losses were $165 thousand. Gross proceeds from sales of securities were $14.2 million, while gross proceeds from the maturity and call of securities were approximately $27.7 million. Total purchases of securities approximated $139.6 million.

In 2005, net gains on the sale of securities were $753 thousand. Gross gains were $799 thousand while gross losses were $46 thousand during 2005. Gross proceeds from sales of securities were $33.2 million, while gross proceeds from the maturity and call of securities were approximately $54.2 million. Total purchases of securities approximated $111.2 million.

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer for the years ended December 31, 2006 and 2005. There were no securities for either period in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U.S. Government agency securities	$60,416	$(517)	$55,645	$(1,199)	$116,061	$(1,716)
States and political subdivisions	10,732	(34)	36,797	(489)	47,529	(523)
Other Securities	28,339	(213)	27,698	(185)	56,037	(398)

Subtotal, debt securities	$99,487	$(764)	$120,140	$(1,873)	$219,627	$(2,637)
Mortgage-backed securities	50,093	(223)	66,620	(1,673)	116,713	(1,896)
Equity securities	2,186	(70)	32	(3)	2,218	(73)

Total	$151,766	$(1,057)	$186,792	$(3,549)	$338,558	$(4,606)

	December 31, 2005
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U.S. Government agency securities	$61,469	$(722)	$29,851	$(593)	$91,320	$(1,315)
States and political subdivisions	47,706	(830)	18,583	(547)	$66,289	(1,377)
Other Securities	41,523	(318)	—	—	41,523	(318)

Subtotal, debt securities	$150,698	$(1,870)	$48,434	$(1,140)	$199,132	$(3,010)
Mortgage-backed securities	40,651	(952)	45,607	(1,163)	86,258	(2,115)
Equity securities	1,786	(129)	99	(22)	1,885	(151)

Total	$193,135	$(2,951)	$94,140	$(2,325)	$287,275	$(5,276)

At December 31, 2006, the combined depreciation in value of the 191 individual securities in an unrealized loss position was less than 1.00% of the combined reported value of the aggregate securities portfolio. At December 31, 2005, the combined depreciation in value of the 263 individual securities in an unrealized loss

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position was less than 1.25% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of December 31, 2006, represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

Note 4.	Loans

Loans held for investment, net of unearned income, consist of the following at December 31:

	2006	2005
	(Amounts in thousands)

Real estate-commercial	$421,067	$464,510
Real estate-construction	158,566	143,976
Real estate-residential	506,370	504,386
Commercial, financial and agricultural	106,645	110,211
Loans to individuals for household and other consumer expenditures	88,666	106,148
All other loans	3,549	1,808

	$1,284,863	$1,331,039

In the normal course of business, the Company’s subsidiary bank has made loans to directors and executive officers of the Company and its subsidiary. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans was $5.0 million and $5.5 million at December 31, 2006 and 2005, respectively. During 2006, approximately $793 thousand in new loans and increases were made, repayments totaled $1.2 million, and other increases due to the change in composition of the Bank’s board members and executive officers approximated $49 thousand.

At December 31, 2006 and 2005, customer overdrafts totaling $1.1 million and $895 thousand, respectively, were reclassified as loans.

Note 5.	Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

	2006	2005	2004
	(Amounts in thousands)

Balance at January 1	$14,736	$16,339	$14,624
Provision for loan losses	2,706	3,706	2,671
Acquisition balance	—	—	1,786
Loans charged off	(4,543)	(6,936)	(4,174)
Recoveries credited to allowance	1,650	2,019	1,432

Net charge-offs	(2,893)	(4,917)	(2,742)
Reclassification of allowance for lending-related commitments(1)	—	(392)	—

Balance at December 31	$14,549	$14,736	$16,339

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, 2005 and 2004, assets in the amounts of $1.3 million, $1.3 million and $2.1 million, respectively, were acquired through foreclosure and transferred to other real estate owned.

Management analyzes the loan portfolio regularly for concentrations of credit risk, including concentrations in specific industries and geographic location. At December 31, 2006, commercial real estate loans comprised 32.7% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent several different sectors of the commercial real estate market, including residential land development, single family and apartment building operators, commercial real estate lessors, and hotel/motel developers. Underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined market limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

The majority of the loans in the current portfolio were made and collateralized in Virginia, West Virginia, North Carolina, Tennessee and the surrounding region. Although sections of the West Virginia and Southwestern Virginia economies are closely related to natural resources, they are supplemented by service industries. The Company’s presence in four states, Virginia, West Virginia, North Carolina and Tennessee, provides additional diversification against geographic concentrations of credit risk.

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	2006	2005	2004
	(Amounts in thousands)

Recorded investment in loans considered to be impaired	$5,786	$4,645	$8,319
Loans considered to be impaired that were on a non-accrual basis	3,813	3,383	2,096
Recorded investment in impaired loans with related allowance	4,070	3,555	8,319
Allowance for loan losses related to loans considered to be impaired	1,531	1,528	2,647
Average recorded investment in impaired loans	6,410	5,687	8,483
Total interest income recognized on impaired loans	390	338	389
Recorded investment in impaired loans with no related allowance	1,716	1,090	—

Note 6.	Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2006	2005
	(Amounts in thousands)

Land	$13,131	$11,001
Bank premises	33,022	31,631
Equipment	24,956	24,113

	71,109	66,745
Less: accumulated depreciation and amortization	34,220	31,752

Total	$36,889	$34,993

Total depreciation and amortization expense for years ended December 31, 2006, 2005, and 2004, was $3.4 million, $3.3 million, and $2.9 million, respectively.

In 2004, the Company constructed new offices in one of its existing locations for the consolidation of loan operations and paid the remaining costs for the construction of a new branch that was opened in 2004. The prime

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractor for this construction was a firm which has a preferred shareholder who is an immediate family member of two directors of the Company. All branch construction contracts involving the related party were let pursuant to a competitive bidding process. Total payments to the related party were $247 thousand and $880 thousand 2005 and 2004, respectively. There were no payments to the related party in 2006.

The Company also enters into land and building leases for the operation of banking and loan production offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006:

Year Ended December 31:	(Amounts in thousands)

2007	$700
2008	682
2009	362
2010	259
2011	203
Later years	573

Total	$2,779

Total lease expense for the years ended December 31, 2006, 2005, and 2004, was $1.0 million, $777 thousand and $692 thousand, respectively. Certain portions of the above listed leases have been sublet to third parties for properties not currently being used by the Company. The impact of the future lease payments to be received and the non-cancelable subleases are as follows:

Year Ended December 31:	(Amounts in thousands)

2007	$19
2008	19
2009	19
2010	19
2011	20
Later years	315

Total	$411

Note 7.	Deposits

The following is a summary of interest-bearing deposits by type as of December 31:

	2006	2005
	(Amounts in thousands)

Interest-bearing demand deposits	$140,578	$144,314
Money market accounts	146,052	161,958
Savings deposits	171,626	193,226
Certificates of deposit	614,126	595,204
Individual Retirement Accounts	77,618	77,976

Total	$1,150,000	$1,172,678

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

(Amounts in thousands)

2007	$512,940
2008	79,725
2009	38,858
2010	38,194
2011	21,481
2012 and thereafter	546

$691,744

Time deposits of $100 thousand or more were $262.3 million and $247.5 million at December 31, 2006 and 2005, respectively. Interest expense on these deposits was $10.0 million, $7.4 million, and $5.5 million for 2006, 2005, and 2004, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit of $100 thousand or more are as follows:

(Amounts in thousands)

Three Months or Less	$66,165
Over Three to Six Months	62,276
Over Six to Twelve Months	68,316
Over Twelve Months	65,564

Total	$262,321

Included in total deposits are deposits by related parties in the total amount of $27.8 million and $23.4 million at December 31, 2006 and 2005, respectively.

Note 8.	Borrowings

The following table details borrowings as of December 31:

	2006	2005
	(Amounts in thousands)

Federal funds purchased	$7,700	$82,500
Securities sold under agreements to repurchase	201,185	124,154
FHLB borrowings	182,207	113,767
Subordinated debt	15,464	15,464

Securities sold under agreements to repurchase include $151.2 million of retail overnight and term repurchase agreements and $50 million of wholesale repurchase agreements at December 31, 2006.

The Bank is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. At December 31, 2006, credit availability with the FHLB totaled approximately $223.1 million. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans of $423.3 million, mortgage-backed securities, and certain other investment securities. The FHLB advances are subject to restrictions or penalties in the event of prepayment.

FHLB borrowings include $175.0 million and $106.1 million in convertible and callable advances at December 31, 2006 and 2005, respectively. The callable advances may be called, or redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. At December 31, 2006 and 2005, the Company also held non-callable term advances of $7.2 million and $7.7 million, respectively. The weighted-average contractual rate of the FHLB advances was 4.64% at December 31, 2006.

At December 31, 2006, the FHLB advances have maturities between one month and 14 years. The scheduled maturities of the advances are as follows:

(Amounts in thousands)

2007	$6,250
2008	—
2009	—
2010	25,000
2011	—
2012 and thereafter	150,957

$182,207

In January 2006, the Company entered into a derivative swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of the FHLB borrowings was 4.26% at December 31, 2006. The fair value of the interest rate swap was $441 thousand at December 31, 2006.

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

The Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution, in each case to the extent the Trust has funds available.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes, Continuing Operations

The components of income tax expense from continuing operations consist of the following:

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Current tax expense
Federal	$9,883	$7,673	$8,977
State	1,129	654	662

	11,012	8,327	9,639
Deferred tax expense
Federal	418	1,673	137
State	47	191	10

	465	1,864	147

Total income tax expense	$11,477	$10,191	$9,786

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(Amounts in thousands)

Deferred tax assets:
Allowance for loan losses	$5,940	$6,043
Unrealized losses on assets	465	362
Deferred compensation	2,554	2,164
Deferred loan fees	—	526
Low income investments, basis difference	341	338
Unrealized loss on securities available for sale	21	515
Unrealized capital loss	302	229
Other	186	126

Total deferred tax assets	$9,809	$10,303
Deferred tax liabilities:
Intangible assets	$3,214	$3,091
Odd days interest deferral	2,548	2,206
Fixed assets	1,336	1,289
Accrued discounts	755	736
Deferred gain on involuntary conversion	365	365
Deferred gain on sale of assets	344	383
Other	203	55

Total deferred tax liabilities	8,765	8,125

Net deferred tax assets	$1,044	$2,178

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. State and municipal bond income represent the most significant permanent tax difference. These additional permanent differences resulted in a consolidated effective tax rate of 28.4% in 2006, compared to 27.7% in 2005, and 25.6% in 2004.

The reconciliation of the statutory federal tax rate and the effective tax rates from continuing operations for the years ended December 31, 2006, 2005 and 2004 is as:

	Years Ended December 31,
	2006	2005	2004

Tax at statutory rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest, net of nondeductible expense	(5.79)%	(6.70)%	(6.36)%
State income taxes, net of federal benefit	1.89%	2.19%	1.22%
Other, net	(2.71)%	(2.67)%	(2.53)%

Effective tax rate	28.39%	27.82%	27.33%

Note 10.	Employee Benefits

Employee Stock Ownership and Savings Plan

The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

Employer Stock Fund:  Annual contributions to the stock portion of the plan are made at the discretion of the Board of Directors, and are allocated to plan participants on the basis of relative compensation. Substantially all plan assets are invested in common stock of the Company. Total expense recognized by the Company related to the Employer Stock Fund within the KSOP was $254 thousand, $891 thousand and $913 thousand in 2006, 2005 and 2004, respectively. The Company reports the contributions to the plan as a component of employee compensation and benefits. The 2006 contribution rate was 3.0% of eligible employee compensation, but the total expense was offset by the availability of forfeited shares. The Employer Stock Fund held 495,725 and 519,255 shares of the Company’s stock at December 31, 2006 and 2005, respectively.

Employee Savings Plan:  The Company provides a 401(k) Savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. The cost of Company contributions under the Savings Plan component of the KSOP was $902 thousand, $967 thousand, and $870 thousand in 2006, 2005 and 2004, respectively. The Company’s matching contributions are at the discretion of the Board up to 100% of elective deferrals of no more than 6% of compensation. The Company matching rate was 100% for 2006, 2005, and 2004. The employee participants have various investment alternatives available in the 401(k) Savings feature, but Company securities are not permitted as an investment alternative.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment and long-term disability insurance benefits to all full-time employees who elect coverage under this program (basic life, accidental death and dismemberment, and long-term disability coverage are automatic). The health plan is managed by a third party administrator. Monthly employer and employee contributions are made to a tax-exempt employer benefits trust against which the third party administrator processes and pays claims. Stop loss insurance coverage limits the Company’s funding requirements and risk of loss to $85 thousand and $2.7 million for individual and aggregate claims, respectively. Total Company expenses under the plan were $1.6 million, $2.7 million, and $2.2 million in 2006, 2005 and 2004, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

The Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability at December 31, 2006 and 2005, was approximately $504 thousand and $511 thousand, respectively. The annual expenses associated with these agreements were $64 thousand, $41 thousand and $10 thousand for 2006, 2005 and 2004, respectively. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

The Company maintains a life insurance contract on the life of one of the participants covered under these agreements. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $946 thousand and $865 thousand at December 31, 2006 and 2005, respectively.

Executive Retention Plan

The Company maintains an Executive Retention Plan for key members of senior management. The Executive Retention Plan provides for a benefit at normal retirement (age 62) targeted at 35% of final compensation projected at an assumed 3% salary progression rate. Benefits under the Executive Retention Plan become payable at age 62. Actual benefits payable under the Executive Retention Plan are dependent on an indexed retirement benefit formula which accrues benefits equal to the aggregate after-tax income of associated life insurance contracts less the Company’s tax-effected cost of funds for that plan year. Benefits under the Executive Retention Plan are dependent on the performance of the insurance contracts and are not guaranteed by the Company.

In connection with the contracts, the Company purchased bank-owned life insurance (“BOLI”), which is anticipated to fully fund the projected benefit payout after retirement. The cash surrender value of the BOLI for the Executive Retention Plan at December 31, 2006 and 2005, was $7.0 million and $6.8 million, respectively. The associated benefit accrued as of year-end 2006 and 2005 was $2.9 million and $2.5 million, respectively, while the associated expense incurred in connection with the Executive Retention Plan was $131 thousand, $247 thousand and $307 thousand for 2006, 2005 and 2004, respectively. The income derived from policy appreciation was $255 thousand, $230 thousand and $248 thousand in 2006, 2005 and 2004, respectively.

In connection with the Executive Retention Plan, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements with the individuals covered under the Executive Retention Plan. Under Split Dollar Agreements, the Company shares 80% of death benefits (after recovery of cash surrender value) with the designated beneficiaries of the plan participants under life insurance contracts referenced in the Plan. The Company as owner of the policies retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies.

The Executive Retention Plan also contains provisions for change of control, as defined, which allow the participants to retain benefits, subject to certain conditions, in the event of a change in control. Benefits under the Executive Retention Plan, which begin to accrue with respect to years of service, vest 25% after five years, 50% after ten years, 75% after 15 years and 5% per year thereafter, with vesting accelerated to 100% upon attainment of age 62.

Directors Supplemental Retirement Plan

The Company maintains a Directors Supplemental Retirement Plan (the “Directors Plan”) for its non-employee directors. The Directors Plan provides for a benefit upon retirement from service on the Board at specified ages depending upon length of service or death. Benefits under the Directors Plan become payable at age 70, 75, and 78 depending upon the individual director’s age and original date of election to the Board. Actual benefits payable under the Directors Plan are dependent on an indexed retirement benefit formula that accrues benefits equal to the

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate after-tax income of associated life insurance contracts less the Company’s tax-effected cost of funds for that plan year. Benefits under the Directors Plan are dependent on the performance of the insurance contracts and are not guaranteed by the Company. Participants in the Directors Plan vest in the indexed benefit balance as it accrues.

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

The expenses associated with the Directors Plan for 2006, 2005 and 2004 were $366 thousand, $322 thousand and $202 thousand, respectively.

Note 11.	Equity-Based Compensation

Stock Options

The Company maintains share-based compensation plans to encourage and facilitate investment in the common stock of the Company by key executives and to assist in the long-term retention of service by those executives. The Company has made stock option awards to officers and directors under a total of four stock-based compensation plans.

In 1999, the Company instituted a Stock Option Plan to encourage and facilitate investment in the common stock of the Company by key executives and to assist in the long-term retention of service by those executives. The Plan covers key executives as determined by the Company’s Board of Directors from time to time. Options under the Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Plan set at 332,750 (adjusted for 10% stock dividends paid in 2002 and again in 2003). The options granted under the Plan represent the rights to acquire the option shares with deemed grant dates of January 1st for each year beginning with the initial year granted and the following four anniversaries. All stock options granted pursuant to the Plan vest ratably on the first through the seventh anniversary dates of the deemed grant date. The option price of each stock option is equal to the fair market value (as defined by the Plan) of the Company’s common stock on the date of each deemed grant during the five-year grant period. Vested stock options granted pursuant to the Plan are exercisable during employment and for a period of five years after the date of the grantee’s retirement, provided retirement occurs at or after age 62. If employment is terminated other than by early retirement, disability, or death, vested options must be exercised within 90 days after the effective date of termination. Any option not exercised within such period will be deemed cancelled.

In 2001, the Company also instituted a plan to grant stock options to non-employee directors. The Director Option Plan was implemented to facilitate and encourage investment in the common stock of the Company by non-employee directors whose efforts, solely as directors, are expected to contribute to the Company’s future growth and continued success. The options granted pursuant to the Plan expire at the earlier of 10 years from the date of grant or two years after the optionee ceases to serve as a director of the Company. Options not exercised within the appropriate time shall expire and be deemed cancelled. The Plan covers non-employee directors as determined by the Company’s Board of Directors. Options under the Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Plan set at 108,900 shares (adjusted for the 10% stock dividends paid in 2002 and 2003).

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2003, with the acquisition of CommonWealth, the Company acquired additional stock options on 120,155 shares (adjusted by the merger conversion factor of .9015 and the 10% stock dividend in 2003). These options were issued by CommonWealth in 12 grants beginning in 1994 and ending in 2002 and, following the merger, reflect adjusted exercise prices ranging from $4.75 to $17.40. These options were fully vested at the point of grant and are exercisable for up to ten years following the original grant date.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 in 2005 and 2004.

	2005	2004
	(Dollars in thousands, except per share data)

Net income as reported	$26,303	$22,364
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(258)	(205)

Pro forma net income	$26,045	$22,159

Earnings per share:
Basic as reported	$2.33	$1.99
Basic pro forma	$2.31	$1.97
Diluted as reported	$2.32	$1.97
Diluted pro forma	$2.30	$1.95

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) to be classified as financing cash flows. An excess tax benefit totaling $201 thousand is classified as a financing cash inflow for the year ended December 31, 2006.

As a result of adopting SFAS 123R, pre-tax income and net income for the year ended December 31, 2006, are approximately $287 thousand and $208 thousand lower, respectively, than accounting for stock options under the

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic value method. The increased compensation expense decreased basic and diluted earnings per share approximately two cents for the year ended December 31, 2006.

During the year ended December 31, 2006, the Company recognized pre-tax compensation expense related to total equity-based compensation of approximately $427 thousand. The Company recognizes equity-based compensation on a straight-line pro-rata basis, so that the percentage of the total expense recognized for an award is never less than the percentage of the award that has vested.

As of December 31, 2006, there was approximately $639 thousand of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.2 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

A summary of the Company’s stock option activity, and related information for the three years ended December 31, 2006, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at January 1, 2004	414,809	$19.01
Granted	42,000	26.24
Exercised	54,873	11.58
Forfeited	61	—

Outstanding at December 31, 2004	401,875	$20.79	13.2	$8,353

Exercisable at December 31, 2004	225,549	$18.62	12.0	$4,200

Outstanding at January 1, 2005	401,875	$20.79
Granted	31,675	29.78
Exercised	38,146	13.69
Forfeited	11,842	25.72

Outstanding at December 31, 2005	383,562	$22.08	12.2	$3,492

Exercisable at December 31, 2005	256,327	$20.78	11.5	$2,663

Outstanding at January 1, 2006	383,562	$22.08
Granted	11,000	34.64
Exercised	63,655	20.55
Forfeited	4,267	28.24

Outstanding at December 31, 2006	326,640	$22.72	11.3	$5,500

Exercisable at December 31, 2006	240,681	$21.25	10.8	$4,407

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model and certain assumptions. Expected volatility is based on the weekly historical volatility of our stock price over the expected term of the option. Expected dividend yield is based on the ratio of the most recent dividend rate paid per share of the Company’s common stock to recent trading price of the Company’s common stock. The expected term is calculated using the SEC’s “shortcut method” described in Staff Accounting Bulletin 107. The risk-free interest

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term of the option.

The fair values of grants made during the three years ended December 31, 2006, were estimated using the following weighted-average assumptions:

	2006	2005	2004

Volatility	28.95%	28.26%	30.10%
Expected dividend yield	3.00%	3.54%	3.10%
Expected term (in years)	6.23	5.53	6.60
Risk-free rate	4.80%	4.10%	3.99%

The weighted average grant-date fair value of options granted during the three years ended December 31, 2006,were $9.16, $6.53, and $6.79, respectively. The aggregate intrinsic value of options exercised during the three years ended December 31, 2006, were approximately $830 thousand, $650 thousand, and $386 thousand, respectively.

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

The following table summarizes the status of the Company’s nonvested shares as of the three years ended December 31, 2006, and changes during those years.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at January 1	4,000	$26.24	5,000	$26.24	—	$—
Granted	6,032	32.29	750	30.98	5,000	26.24
Vested	5,132	29.67	1,750	28.27	—	—
Forfeited	100	32.62	—	—	—	—

Nonvested at December 31	4,800	$30.04	4,000	$26.24	5,000	$26.24

Note 12.	Litigation, Commitments and Contingencies

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

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amounts recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

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

Financial instruments whose contract amounts represent credit risk at December 31, 2006 and 2005, are commitments to extend credit (including availability of lines of credit) of $213.4 million and $232.9 million, respectively, and standby letters of credit and financial guarantees written of $7.0 million and $8.7 million, respectively.

The Company has issued, through FCBI Capital Trust (the “Trust”), $15.0 million of trust preferred securities in a private placement. In connection with the issuance of the trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions and has the funds therefor: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution.

Note 13.	Derivative Instruments and Hedging Activities

The Company uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These derivatives may consist of interest rate swaps, floors, caps, collars, futures, forward contracts, and written and purchased options. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract.

The Company entered into an interest rate swap derivative accounted for as a cash flow hedge in January 2006. The $50 million notional amount pay fixed, receive variable interest rate swap was an asset with an estimated fair value of $441 thousand at December 31, 2006. The Company pays a fixed rate of 4.34% and receives a LIBOR-based floating rate from the counterparty. The cash flow hedge is accounted for under the shortcut method provided for in SFAS 133. Under the shortcut method, the gains and losses associated with the market value fluctuations of the interest rate swap are included in other comprehensive income. Other comprehensive income included $264 thousand of unrealized gain on the interest rate swap, net of income taxes, for the year ended December 31, 2006. The Company held no interest rate derivatives at December 31, 2005.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Regulatory Capital Requirements and Restrictions

The primary source of funds for dividends paid by the Company is dividends received from its subsidiary bank. Dividends paid by the Company’s subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision of the regulations requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year’s net income, as defined, plus retained net profit of the two preceding years. During 2007, subsidiary accumulated earnings available for distribution as dividends to the Company without prior approval are $38.8 million plus net income for the interim period through the date of dividend declaration.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Company’s subsidiary bank, the banking subsidiary must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The entity’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios for total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2006, the Company and banking subsidiary met all capital adequacy requirements to which they are subject. As of December 31, 2006 and 2005, the most recent notifications from the Federal Reserve Board categorized the Company’s subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company’s subsidiary bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the institution’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2006 and 2005, are presented in the following table.

	December 31, 2006
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$180,758	12.69%	$113,961	8.00%	N/A	N/A
First Community Bank, N. A.	166,802	11.77%	113,328	8.00%	$141,660	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$165,302	11.60%	$56,981	4.00%	N/A	N/A
First Community Bank, N. A.	152,040	10.73%	56,664	4.00%	$84,996	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	$165,302	8.50%	$77,763	4.00%	N/A	N/A
First Community Bank, N. A.	152,040	7.85%	77,424	4.00%	$96,780	5.00%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$164,864	11.65%	$113,218	8.00%	N/A	N/A
First Community Bank, N. A.	154,709	10.99%	112,639	8.00%	$140,799	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$149,154	10.54%	$56,609	4.00%	N/A	N/A
First Community Bank, N. A.	139,508	9.91%	56,319	4.00%	$84,479	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	$149,154	7.77%	$76,772	4.00%	N/A	N/A
First Community Bank, N. A.	139,508	7.30%	76,418	4.00%	$95,522	5.00%

At December 31, 2006 and 2005, $15.5 million in subordinated debt is treated as Tier 1 capital for bank regulatory purposes.

Note 15.	Other Operating Expenses

Included in other operating expenses are certain costs, the total of which exceeds one percent of combined interest income and non-interest income. Following are such costs for the years indicated:

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Advertising and public relations	$1,265	$1,158	$1,323
Telephone and data communications	1,403	1,488	1,561

Note 16.	Fair Value of Financial Instruments

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)

Assets
Cash and cash equivalents	$57,759	$57,759	$57,539	$57,539
Securities available for sale	508,370	508,370	404,381	404,381
Securities held to maturity	20,019	20,350	24,173	24,877
Loans held for sale	781	787	1,274	1,278
Loans held for investment	1,270,314	1,248,960	1,316,303	1,304,804

Liabilities
Demand deposits	244,771	244,771	230,542	230,542
Interest-bearing demand deposits	140,578	140,578	144,314	144,314
Savings deposits	317,678	317,678	355,184	355,184
Time deposits	691,744	688,178	673,180	666,439
Federal funds purchased	7,700	7,700	82,500	82,500
Securities sold under agreements to repurchase	201,185	201,185	124,154	124,154
FHLB and other indebtedness	197,671	196,233	129,231	128,951

Financial Instruments with Book Value Equal to Fair Value

The book values of cash and due from banks and federal funds sold and purchased are considered to be equal to fair value as a result of the short-term nature of these items.

Available-for-Sale Securities

For available-for-sale securities, fair value is based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments.

Held-to-Maturity Securities

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Condensed financial information related to First Community Bancshares, Inc. as of December 31, 2006 and 2005, and for each of the years ended December 31, 2006, 2005, and 2004, is as follows:

	December 31,
Condensed Balance Sheets	2006	2005
	(Amounts in thousands)

Assets
Cash	$4,511	$1,344
Securities available for sale	9,066	8,874
Investment in subsidiary	214,030	199,109
Other assets	1,328	651

Total assets	$228,935	$209,978

Liabilities
Other liabilities	$741	$13
Long-term debt	15,464	15,464

Total liabilities	16,205	15,477
Stockholders’ Equity
Common stock	11,499	11,496
Additional paid-in capital	108,806	108,573
Retained earnings	100,117	82,828
Treasury stock	(7,924)	(7,625)
Accumulated other comprehensive income	232	(771)

Total stockholders’ equity	212,730	194,501

Total liabilities and stockholders’ equity	$228,935	$209,978

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
Condensed Statements of Income	2006	2005	2004
	(Amounts in thousands,
	except per share data)

Cash dividends received from subsidiary bank	$15,775	$11,600	$12,600
Other income	354	823	339
Operating expense	(2,049)	(1,808)	(1,361)

	14,080	10,615	11,578
Income tax benefit	1,237	662	606
Equity in undistributed earnings of subsidiary — continuing operations	13,631	15,026	10,180

Net income	$28,948	$26,303	$22,364

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Cash flows from operating activities
Net income	$28,948	$26,303	$22,364
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed earnings of subsidiary —
continuing operations	(13,631)	(15,026)	(10,180)
Gain on sale of securities	(62)	(513)	(94)
Decrease in other assets	63	312	527
Increase (decrease) in other liabilities	455	(666)	93
Other, net	(3)	379	3

Net cash provided by operating activities	15,770	10,789	12,713

Cash flows from investing activities
Purchase of securities available for sale	(1,881)	(3,819)	(526)
Proceeds from sale of securities available for sale	2,210	1,568	430
Other, net	3	—	—

Net cash provided by (used in) investing activities	332	(2,251)	(96)

Cash flows from financing activities
Issuance of common stock	1,518	522	504
Acquisition of treasury stock	(4,566)	(1,303)	(1,196)
Dividends paid	(11,659)	(11,494)	(11,239)
Other, net	1,772	—	—

Net cash used in by financing activities	(12,935)	(12,275)	(11,931)

Net increase (decrease) in cash and cash equivalents	3,167	(3,737)	686
Cash and cash equivalents at beginning of year	1,344	5,081	4,395

Cash and cash equivalents at end of year	$4,511	$1,344	$5,081

Note 18.	Discontinued Operations

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

The business related to the former mortgage banking subsidiary is accounted for as discontinued operations in accordance with SFAS 144 for all periods presented in this report. The results of the former mortgage banking subsidiary are presented as discontinued operations in a separate category on the income statement following results from continuing operations.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of discontinued operations for the most recent three years ended December 31 are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Amounts in thousands)

Interest Income
Interest & fees on loans held for sale	$—	$—	$681
Income on investments taxable	—	—	6
Interest on fed funds and time deposits	—	—	3

Total interest income	—	—	690
Interest Expense
Interest on short term borrowings	—	—	505
Interest on other borrowings	—	—	2

Total interest expense	—	—	507
Net interest income	—	—	183
Other Income
Gain (loss) on securities	—	—	13
Mortgage banking income	—	—	943

Total other income	—	—	956
Other Expenses
Salaries and benefits	—	25	2,990
Occupancy expense	—	—	229
Furniture and equipment expense	—	35	106
Other operating expense	—	173	3,560

Total other expenses	—	233	6,885
Loss before income taxes (2004 includes a $570 thousand loss on the disposition of UFM)	—	(233)	(5,746)
Applicable income tax benefit (2004 includes a tax benefit of $957 thousand related to the disposition of UFM)	—	(91)	(2,090)

Net loss	$—	$(142)	$(3,656)

There were no discontinued assets and liabilities from the former mortgage banking subsidiary for the periods ended December 31, 2006 and 2005.

The discontinued cash flows for 2004 have been revised to conform with the current years’ presentation, which details cash flows from operating, investing, and financing activities.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.	Supplemental Financial Data (Unaudited)

Quarterly earnings for the years ended December 31, 2006 and 2005, are as follows:

	2006
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(Amounts in thousands, except per share data)

Interest income	$28,923	$30,025	$30,240	$30,838
Interest expense	10,858	11,852	12,484	13,187

Net interest income	18,065	18,173	17,756	17,651
Provision for loan losses	408	811	579	908

Net interest income after provision for loan losses	17,657	17,362	17,177	16,743
Other income	4,989	5,614	5,104	5,542
Net securities gains	159	(94)	(6)	15
Other expenses	13,333	12,588	12,213	11,703

Income before income taxes	9,472	10,294	10,062	10,597
Income taxes	2,628	3,002	2,877	2,970

Net income	$6,844	$7,292	$7,185	$7,627

Per share:
Basic earnings	$0.61	$0.65	$0.64	$0.68
Diluted earnings	$0.61	$0.65	$0.64	$0.68
Dividends	$0.26	$0.26	$0.26	$0.26
Weighted average basic shares outstanding	11,233	11,201	11,174	11,212

Weighted average diluted shares outstanding	11,312	11,259	11,245	11,298

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of First Community Bancshares, Inc. and Subsidiary (the “Company”) as of December 31, 2006, and the related statements of income, changes in stockholders’ equity and cash flows for the year ended 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year ended 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

Asheville, North Carolina
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors and
Stockholders of First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheet of First Community Bancshares, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Community Bancshares, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Charleston, West Virginia
March 3, 2006

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2006. Dixon Hughes PLLC, independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

The Report of Independent Registered Accounting Firm on Management’s Report on Internal Control Over Financial Reporting appears hereafter in Item 8 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
First Community Bancshares, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that First Community Bancshares, Inc. and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Community Bancshares, Inc. and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, First Community Bancshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. and Subsidiary as of and for the year ended December 31, 2006, and our report dated March 12, 2007, expressed an unqualified opinion on those consolidated financial statements.

Asheville, North Carolina
March 12, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 10, 2006, the Audit Committee of the Board of First Community Bancshares, Inc. (the “Registrant”) approved the dismissal of Ernst & Young LLP (“E&Y”) as the independent registered public accounting firm for the Registrant. Further, on May 10, 2006, the Audit Committee of the Board selected Dixon Hughes PLLC as the Registrant’s new independent registered public accounting firm for the year ended December 31, 2006.

The report of E&Y on the consolidated financial statements of the Registrant for the years ended December 31, 2005 and 2004, contained no adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2005 and 2004, and through May 10, 2006, there were no disagreements with E&Y on any accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of E&Y would have caused it to make a reference to the subject matter of the disagreements in connection with its report on the Registrant’s financial statements for such years.

No reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K has occurred during the years ended December 31, 2005 and 2004, and through May 10, 2006.

The Registrant provided a copy of the foregoing disclosures to E&Y prior to the date of the filing of this report and requested that E&Y furnish it with a letter addressed to the United States Securities and Exchange Commission stating whether or not it agrees with the above disclosures.

Effective on May 10, 2006, the Audit Committee selected Dixon Hughes PLLC as its new independent registered public accounting firm. During the two most recent fiscal years and subsequent interim period prior to its selection as independent accountants, Dixon Hughes PLLC had not been consulted by the Registrant on any of the matters referenced in Regulation S-K Item 304(a)(2)(i) or (ii).

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have not been any changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Our Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting are each hereby incorporated by reference from Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers will be set forth under the headings of “Election of Directors”, “Continuing Directors”, and “Executive Officers who are not Directors” of the Proxy Statement relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as all employees of the Company. A copy of the Company’s Code of Ethics is available on the Company’s website at www.fcbinc.com. Since its adoption, there have been no waivers of the code of ethics related to any of the above officers.

A portion of the information relating to the Audit Committee and the Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee and the Audit Committee Financial Expert will be set forth under the heading “Report of the Audit Committee” of the Proxy Statement relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has not made any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

Harold V. Groome, Jr. Chairman, Groome Transportation, Inc.; Chairman, Groome Transportation of Georgia, Inc.; Chairman, Compensation Committee	A. A. Modena
Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President & Chief Executive Officer, The Flat Top National Bank of Bluefield; Member Executive and Compensation Committees; Chairman, Governance and Nominating Committee

Allen T. Hamner Professor of Chemistry, West Virginia Wesleyan College; Member Executive, Audit, Compensation, and Governance and Nominating Committees	Robert E. Perkinson, Jr. Past Vice President-Operations, MAPCO Coal, Inc. — Virginia Region; Chairman, Audit Committee

B. W. Harvey Retired — Former President, Highlands Real Estate Management, Inc.; Member Executive, Audit, and Governance and Nominating Committees	William P. Stafford President, Princeton Machinery Service, Inc.; Chairman, First Community Bancshares, Inc.; Chairman, Executive Committee

I. Norris Kantor Of Counsel, Katz, Kantor & Perkins, Attorneys-at-Law; Member Governance and Nominating Committee	William P. Stafford, II Attorney-at-Law, Brewster, Morhous, Cameron, Mullins, Caruth, Moore, Kersey & Stafford, PLLC; Member Executive and Compensation Committes

John M. Mendez President and Chief Executive Officer, First Community Bancshares, Inc.; Executive Vice President, First Community Bank, N. A.; Member Executive Committee

EXECUTIVE OFFICERS, FIRST COMMUNITY BANCSHARES, INC.

John M. Mendez President and Chief Executive Officer	David D. Brown Chief Financial Officer

Robert L. Buzzo Vice President and Secretary	E. Stephen Lilly Chief Operating Officer

BOARD OF DIRECTORS, FIRST COMMUNITY BANK, N. A.

W. C. Blankenship, Jr. Agent, State Farm Insurance	I. Norris Kantor Of Counsel, Katz, Kantor & Perkins, Attorneys-at-Law

D. L. Bowling, Jr. President, True Energy, Inc.	John M. Mendez President and Chief Executive Officer, First Community Bancshares, Inc.; Executive Vice President, First Community Bank, N. A.

Juanita G. Bryan Homemaker	A. A. Modena Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

Robert L. Buzzo Vice President and Secretary, First Community Bancshares, Inc.; President, First Community Bank, N. A.	Robert E. Perkinson, Jr. Past Vice President-Operations, MAPCO Coal, Inc. — Virginia Region

C. William Davis Attorney-at-Law, Richardson & Davis	Clyde B. Ratliff President, Gasco Drilling, Inc.

Harold V. Groome, Jr. Chairman, Groome Transportation, Inc.; Chairman, Groome Transportation of Georgia, Inc.	William P. Stafford President, Princeton Machinery Service, Inc.

Franklin P. Hall Businessman; Senior Partner, Hall & Family Law Firm	William P. Stafford, II Attorney at Law, Brewster, Morhous, Cameron, Mullins, Caruth, Moore, Kersey & Stafford, PLLC

Allen T. Hamner, Ph.D. Professor of Chemistry, West Virginia Wesleyan College	Frank C. Tinder President, Tinder Enterprises, Inc. and Tinco Leasing Corporation

B. W. Harvey Retired — Former President, Highlands Real Estate Management, Inc.; Chairman, First Community Bank, N. A.	Dale F. Woody President, Woody Lumber Company

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by Item 11 has been omitted in accordance with General Instruction G. Such information will be set forth in the Proxy Statement relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appears under the heading of “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” of the Proxy Statement relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table presents information for all equity compensation plans with individual compensation arrangements, whether with employees or non-employees such as directors, in effect as of December 31, 2006.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	61,800	$26.60	103,543
Equity compensation plans not approved by security holders	269,640	21.43	77,851

Total	331,440		181,394

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by Item 13 has been omitted in accordance with General Instruction G. Such information shall be set forth in the Proxy Statement relating to the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by Item 14 has been omitted in accordance with General Instruction G. Such information shall be set forth the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report

(1) Financial Statements

The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the Independent Registered Public Accounting Firm’s Report dated March 12, 2007, are incorporated by reference to Item 8 hereof.

(2) Financial Statement Schedules

No financial statement schedules are being filed since the required information is inapplicable or is presented in the consolidating financial statements or related notes.

(b) Exhibits

Exhibit No.			Exhibit

2.1		—	Agreement and Plan of Merger dated as of December 31, 2003 among First Community Bancshares, Inc., First Community Bank, National Association, and PCB Bancorp.(18)
3	(i)	—	Articles of Incorporation of First Community Bancshares, Inc., as amended.(1)
3	(ii)	—	Bylaws of First Community Bancshares, Inc., as amended.(17)
4.1		—	Specimen stock certificate of First Community Bancshares, Inc.(3)
4.2		—	Indenture Agreement dated September 25, 2003.(11)
4.3		—	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.(11)
4.4		—	Preferred Securities Guarantee Agreement dated September 25, 2003.(11)
10.1		—	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan.(4)
10	.1.1	—	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan.(11)
10.2		—	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(5)
10.3		—	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez.(2) (6)
10.4		—	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended.(4)
10.5		—	First Community Bancshares, Inc. Split Dollar Plan and Agreement.(4)
10.6		—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
10	.6.1	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004).(14)
10.7		—	First Community Bancshares, Inc. Wrap Plan.(7)
10.8		—	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis.(8)
10.9		—	Form of Indemnification Agreement between First Community Bancshares, its Directors and Certain Executive Officers.(9)
10.10		—	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers.(9)
10.11		—	Reserved.
10.12		—	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement.(13)
10.13		—	Reserved.
10.14		—	First Community Bancshares, Inc. Directors Deferred Compensation Plan.(7)
10.15		—	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees.(15)
11		—	Statement regarding computation of earnings per share.(16)
12	*	—	Computation of Ratios.
21		—	Subsidiaries of Registrant — Reference is made to ‘Item 1. Business‘ for the required information.
23	.1*	—	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.

Exhibit No.			Exhibit

23	.2*	—	Consent of Ernst & Young, LLP, former Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
31	.1*	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer
31	.2*	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer
32	*	—	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown and at the Bank level: Samuel L. Elmore. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

(17)	Incorporated by reference from the Quarterly Report on From 10-Q for the period ended September 30, 2006, filed on November 8, 2006.

(18)	Incorporated by reference to the corresponding exhibit previously filed as an exhibit to the Form 8-K filed on December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March 2007.

First Community Bancshares, Inc.
(Registrant)

By:	/s/ John M. Mendez
John M. Mendez
President and Chief Executive Officer

By:	/s/ David D. Brown
David D. Brown
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Mendez John M. Mendez	Director, President and Chief Executive Officer	March 12, 2007

/s/ David D. Brown David D. Brown	Chief Financial Officer	March 12, 2007

/s/ Harold V. Groome, Jr. Harold V. Groome, Jr.	Director	March 12, 2007

/s/ Allen T. Hamner Allen T. Hamner	Director	March 12, 2007

/s/ B. W. Harvey B. W. Harvey	Director	March 12, 2007

/s/ I. Norris Kantor I. Norris Kantor	Director	March 12, 2007

/s/ A. A. Modena A. A. Modena	Director	March 12, 2007

/s/ Robert E. Perkinson, Jr. Robert E. Perkinson, Jr.	Director	March 12, 2007

/s/ William P. Stafford William P. Stafford	Chairman of the Board of Directors	March 12, 2007

/s/ William P. Stafford, II William P. Stafford, II	Director	March 12, 2007