Form 10-Q
period 2007-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2007-05-10
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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
Class – Common Stock, $1.00 Par Value; 11,271,302 shares outstanding as of April 30, 2007

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended March 31, 2007

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
(Amounts in thousands, except share and per share data)	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$42,394	$47,909
Interest-bearing balances with banks	17,082	9,850

Total cash and cash equivalents	59,476	57,759
Securities available-for-sale (amortized cost of $612,340 at March 31, 2007; $508,423 at December 31, 2006)	612,977	508,370
Securities held-to-maturity (fair value of $19,530 at March 31, 2007; $20,350 at December 31, 2006)	19,266	20,019
Loans held for sale	1,068	781
Loans held for investment, net of unearned income	1,258,847	1,284,863
Less allowance for loan losses	14,510	14,549

Net loans held for investment	1,244,337	1,270,314
Premises and equipment	38,381	36,889
Other real estate owned	600	258
Interest receivable	11,835	12,141
Goodwill and other intangible assets	62,092	62,196
Other assets	65,763	64,971

Total Assets	$2,115,795	$2,033,698

Liabilities
Deposits:
Noninterest-bearing	$242,254	$244,771
Interest-bearing	1,177,330	1,150,000

Total Deposits	1,419,584	1,394,771
Interest, taxes and other liabilities	20,522	19,641
Federal funds purchased	45,000	7,700
Securities sold under agreements to repurchase	220,198	201,185
FHLB borrowings and other indebtedness	192,654	197,671

Total Liabilities	1,897,958	1,820,968

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 shares issued at March 31, 2007, and December 31, 2006, including 227,716 and 253,276 shares in treasury, respectively	11,499	11,499
Additional paid-in capital	108,769	108,806
Retained earnings	104,198	100,117
Treasury stock, at cost	(7,124)	(7,924)
Accumulated other comprehensive income	495	232

Total Stockholders’ Equity	217,837	212,730

Total Liabilities and Stockholders’ Equity	$2,115,795	$2,033,698

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands except share and per share data)	2007	2006
Interest Income
Interest and fees on loans held for investment	$23,519	$23,925
Interest on securities-taxable	4,981	2,877
Interest on securities-nontaxable	1,912	1,826
Interest on deposits in banks	274	295

Total interest income	30,686	28,923
Interest Expense
Interest on deposits	9,300	7,647
Interest on borrowings	4,371	3,211

Total interest expense	13,671	10,858

Net interest income	17,015	18,065
Provision for loan losses	—	408

Net interest income after provision for loan losses	17,015	17,657

Noninterest Income
Wealth management income	1,018	683
Service charges on deposit accounts	2,409	2,417
Other service charges, commissions and fees	870	740
Gain on sale of securities	129	160
Other operating income	789	1,148

Total noninterest income	5,215	5,148

Noninterest Expense
Salaries and employee benefits	6,411	7,901
Occupancy expense of bank premises	1,057	1,040
Furniture and equipment expense	823	850
Intangible amortization	103	90
Other operating expense	3,764	3,452

Total noninterest expense	12,158	13,333

Income before income taxes	10,072	9,472
Income tax expense	2,948	2,628

Net income	$7,124	$6,844

Basic earnings per common share	$0.63	$0.61

Diluted earnings per common share	$0.63	$0.61

Dividends declared per common share	$0.27	$0.26

Weighted average basic shares outstanding	11,259,375	11,233,005
Weighted average diluted shares outstanding	11,346,828	11,311,743
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Amounts in thousands)	2007	2006
Operating activities:
Net Income	$7,124	$6,844
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	408
Depreciation and amortization of premises and equipment	800	853
Intangible amortization	103	90
Net investment amortization and accretion	145	245
Net gain on the sale of assets	(122)	(200)
Mortgage loans originated for sale	(9,212)	(6,400)
Proceeds from sales of mortgage loans	8,993	6,857
Gain on sales of loans	(68)	(31)
Deferred income tax expense	122	412
Decrease (increase) in interest receivable	306	(432)
Other operating activities, net	(309)	1,672

Net cash provided by operating activities	7,882	10,318

Investing activities:
Proceeds from sales of securities available-for-sale	769	756
Proceeds from maturities and calls of securities available-for-sale	6,414	5,976
Proceeds from maturities and calls of securities held-to-maturity	755	1,418
Purchase of securities available-for-sale	(111,116)	(259)
Net decrease in loans held for investment	25,627	1,618
Purchase of premises and equipment	(2,296)	(1,639)
Proceeds from sale of equipment	—	104

Net cash (used in) provided by investing activities	(79,847)	7,974

Financing activities:
Net increase in demand and savings deposits	13,416	28,198
Net increase in time deposits	11,397	7,948
Net increase (decrease) in federal funds purchased	37,300	(82,500)
Net increase in securities sold under agreement to repurchase	19,013	6,855
Net repayments of and proceeds from FHLB and other borrowings	(5,017)	74,961
Proceeds from the exercise of stock options	488	136
Excess tax benefit from stock-based compensation	128	42
Acquisition of treasury stock	—	(2,596)
Dividends paid	(3,043)	(2,917)

Net cash provided by financing activities	73,682	30,127

Increase in cash and cash equivalents	1,717	48,419

Cash and cash equivalents at beginning of period	57,759	57,539

Cash and cash equivalents at end of period	$59,476	$105,958

Supplemental information — Noncash items
Transfer of loans to other real estate	$590	$173
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands, except share and per share data)	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance January 1, 2006	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501
Comprehensive income:
Net income	—	—	6,844	—	—	6,844
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(1,479)	(1,479)
Less reclassification adjustment for gains realized in net income					(96)	(96)
Unrealized gain on derivative securities	—	—	—	—	497	497

Comprehensive income	—	—	6,844	—	(1,078)	5,766

Common dividends declared	—	—	(2,917)	—	—	(2,917)
Net acquisition of 81,061 treasury shares	—	—	—	(2,596)	—	(2,596)
Acquisition of Stone Capital 2,706 shares issued	3	85	—	—	—	88
Stock awards 4,832 shares issued	—	(41)	—	152	—	111
ESOP allocation 27,733 shares	—	16	—	867	—	883
Equity-based compensation expense	—	71	—	—	—	71
Tax benefit from exercise of non-qualified stock options	—	58	—	—	—	58
Option exercise 8,571 shares	—	(133)	—	268	—	135

Balance March 31, 2006	$11,499	$108,629	$86,755	$(8,934)	$(1,849)	$196,100

Balance January 1, 2007	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730
Comprehensive income:
Net income	—	—	7,124	—	—	7,124
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale	—	—	—	—	471	471
Less reclassification adjustment for gains realized in net income	—	—	—	—	(56)	(56)
Unrealized loss on derivative securities	—	—	—	—	(152)	(152)

Comprehensive income	—	—	7,124	—	263	7,387

Common dividends declared	—	—	(3,043)	—	—	(3,043)
Equity-based compensation expense	—	10	—	86	—	96
Tax benefit from exercise stock options	—	179	—	—	—	179
Option exercises 22,810 shares	—	(226)	—	714	—	488

Balance March 31, 2007	$11,499	$108,769	$104,198	$(7,124)	$495	$217,837

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
The consolidated balance sheet as of December 31, 2006, has been derived from the audited financial statements included in the Company’s 2006 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.
A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 to the Company’s Annual Report on Form 10-K for December 31, 2006. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.
The Company operates within one business segment, community banking.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007, and the adoption did not have an effect on its consolidated financial statements.
The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2003 through 2006 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing assets and liabilities be initially measured at fair value and permits (but does not require) subsequent measurement of servicing assets and liabilities at fair value. This statement is effective for fiscal years beginning after September 15, 2006. The adoption of this standard did not have a material effect on the financial condition, the results of operations, or liquidity of the Company.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company must adopt these new requirements no later than the first quarter of 2008. The Company has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R).” SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
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
In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-5 “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The adoption of EITF 06-5 did not have a material effect on the condition, results of operations, or liquidity of the Company.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company did not elect early adoption as provided for in the Statement, and is currently evaluating the impact, if any, of adopting this Statement on the consolidated financial statements.
Note 2. Mergers, Acquisitions and Branching Activity
In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.
In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration aggregating up to $1.43 million in the form of the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition.
In June 2006, the Company sold its Drakes Branch, Virginia, location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a pre-tax gain of approximately $702 thousand.

Note 3. Investment Securities
As of March 31, 2007, and December 31, 2006, the amortized cost and estimated fair value of available-for-sale securities are as follows:

	March 31, 2007
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$137,781	$102	$(1,208)	$136,675
States and political subdivisions	188,476	2,265	(1,189)	189,552
Corporate notes	85,031	559	(186)	85,404
Mortgage-backed securities	193,472	339	(1,730)	192,081
Equities	7,580	1,831	(146)	9,265

Total	$612,340	$5,096	$(4,459)	$612,977

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$117,777	$—	$(1,716)	$116,061
States and political subdivisions	152,189	2,379	(521)	154,047
Corporate notes	85,080	350	(397)	85,033
Mortgage-backed securities	146,444	206	(1,896)	144,754
Equities	6,933	1,615	(73)	8,475

Total	$508,423	$4,550	$(4,603)	$508,370

As of March 31, 2007, and December 31, 2006, the amortized cost and estimated fair value of held-to-maturity securities are as follows:

	March 31, 2007
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$18,887	$267	$(2)	$19,152
Mortgage-backed securities	4	—	—	4
Other securities	375	—	(1)	374

Total	$19,266	$267	$(3)	$19,530

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$19,638	$334	$(2)	$19,970
Mortgage-backed securities	6	—	—	6
Other securities	375	—	(1)	374

Total	$20,019	$334	$(3)	$20,350

The following table reflects those investments in an unrealized loss position at March 31, 2007, and December 31, 2006. There were no securities in a continuous unrealized loss position for 12 or more months which the Company does not have the ability to hold until the security matures or recovers in value.

	March 31, 2007
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U. S. Government agency securities	$58,110	$(390)	$56,030	$(818)	$114,140	$(1,208)
States and political subdivisions	48,118	(775)	34,679	(416)	82,797	(1,191)
Other securities	33,235	(151)	13,065	(36)	46,300	(187)
Mortgage-backed securities	91,495	(465)	64,402	(1,265)	155,897	(1,730)
Equity securities	2,224	(101)	1,631	(45)	3,855	(146)

Total	$233,182	$(1,882)	$169,807	$(2,580)	$402,989	$(4,462)

	December 31, 2006
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U. S. Government agency securities	$60,416	$(517)	$55,645	$(1,199)	$116,061	$(1,716)
States and political subdivisions	10,732	(34)	36,797	(489)	47,529	(523)
Other securities	28,339	(213)	27,698	(185)	56,037	(398)
Mortgage-backed securities	50,093	(223)	66,620	(1,673)	116,713	(1,896)
Equity securities	2,186	(70)	32	(3)	2,218	(73)

Total	$151,766	$(1,057)	$186,792	$(3,549)	$338,558	$(4,606)

At March 31, 2007, the combined depreciation in value of the 215 individual security holdings in an unrealized loss position was 0.73% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of March 31, 2007, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates and not the credit quality of the issuer.
Note 4. Loans
Loans, net of unearned income, consist of the following:

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial and agricultural	$99,960	7.94%	$106,645	8.30%
Commercial real estate	414,696	32.94%	421,067	32.77%
Residential real estate	499,621	39.69%	506,370	39.41%
Construction	154,440	12.27%	158,566	12.34%
Consumer	86,506	6.87%	88,666	6.90%
Other	3,624	0.29%	3,549	0.28%

Total	$1,258,847	100.00%	$1,284,863	100.00%

Loans held for sale	$1,068		$781

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
Financial instruments whose contract amounts represent credit risk at March 31, 2007, are commitments to extend credit (including availability of lines of credit) of $196.79 million and standby letters of credit and financial guarantees written of $6.66 million.
Note 5. Allowance for Loan Losses
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

The following table details the Company’s allowance for loan loss activity for the three-month periods ended March 31, 2007 and 2006.

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2007	2006
Beginning balance	$14,549	$14,736
Provision for loan losses	—	408
Charge-offs	(893)	(715)
Recoveries	854	368

Ending balance	$14,510	$14,797

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of March 31, 2007, and December 31, 2006.

	March 31	December 31,
(Amounts in thousands)	2007	2006
Interest-bearing demand deposits	$148,735	$140,578
Savings deposits	325,454	317,678
Certificates of deposit	703,141	691,744

Total	$1,177,330	$1,150,000

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at March 31, 2007, and December 31, 2006.

	March 31,	December 31,
(Amounts in thousands)	2007	2006
FHLB borrowings	$177,190	$182,207
Subordinated debt	15,464	15,464

Total	$192,654	$197,671

FHLB borrowings include $175.00 million in convertible and callable advances and $2.19 million of noncallable term advances from the FHLB of Atlanta at March 31, 2007. The weighted average interest rates of advances are 4.61% and 4.64% at March 31, 2007, and December 31, 2006, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of the FHLB borrowings is 4.45% at March 31, 2007. The fair value of the interest rate swap was $189 thousand at March 31, 2007.

At March 31, 2007, the FHLB advances have maturities between two months and 14 years. The scheduled maturities of the advances are as follows:

Amount
(in thousands)
2007	$1,250
2008	—
2009	—
2010	25,000
2011	—
2012 and thereafter	150,940

Total	$177,190

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
Note 8. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2007	2006
Net income	$7,124	$6,844
Other comprehensive income
Unrealized gain (loss) on securities available-for-sale	785	(2,465)
Reclassification adjustment for gains realized in net income	(93)	(160)
Unrealized loss on derivative securities	(252)	828
Income tax effect	(177)	719

Total other comprehensive income (loss)	263	(1,078)

Comprehensive income	$7,387	$5,766

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

PART I. ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to address information about First Community Bancshares, Inc.’s (the “Company”) financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K and the other financial information included in this report.
The Company is a multi-state bank holding company headquartered in Bluefield, Virginia, with total assets of $2.12 billion at March 31, 2007. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through fifty-six locations and four wealth management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The Bank is the parent of Investment Planning Consultants, Inc., a SEC-registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”.
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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the accounting areas that require the most subjective or complex judgments. The identified critical accounting policies are described in detail in the Company’s 2006 Annual Report on Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2006.
COMPANY OVERVIEW
The Company is a full service commercial bank holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, and offers a wide range of financial services. The Company reported total assets of $2.12 billion at March 31, 2007, and operates through fifty-six offices and four wealth management offices.
The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed. The Company invests its funds primarily in loans to retail and commercial customers. In addition to loans, the Company also invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. The Company also maintains overnight interest-bearing balances with the FHLB and correspondent banks. The difference between interest earned on assets and interest paid on liabilities is the Company’s primary source of earnings.
MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY
In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.
In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration aggregating up to $1.43 million in the form of the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition.
In June 2006, the Company sold its Drakes Branch, Virginia, branch office. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a gain of approximately $702 thousand.
In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina. The Company currently has plans to open five more branch offices during 2007. In the Richmond, Virginia, area locations are planned for the Chesterfield Towne Center and Mechanicsville. In West Virginia, locations are planned for Daniels, Summersville, and Princeton. These locations are all in various stages of construction, and are anticipated to be open by the third quarter of 2007.
RESULTS OF OPERATIONS
Overview
Net income for the three months ended March 31, 2007, was $7.12 million or $0.63 per basic and diluted share, compared with $6.84 million or $0.61 per basic and diluted share for the three months ended March 31, 2006. Return on average equity for the three months ended March 31, 2007, was 13.33% compared to 14.09% for the three months ended March 31, 2006. Return on average assets was 1.42% for the three months ended March 31, 2007 and 2006.

Net Interest Income (See Table I)
Interest income, the largest contributor to earnings, was $30.69 million for the three months ended March 31, 2007, compared to $28.92 million for the corresponding period in 2006. Tax-equivalent net interest income totaled $18.06 million for the three months ended March 31, 2007, a decrease of $1.00 million from $19.06 million for the first quarter of 2006. The net decrease was due mostly to increases in rates paid on interest-bearing liabilities which outpaced increases in the rates earned on loans and securities.
Compared to the first quarter of 2006, average earning assets increased $50.37 million while interest-bearing liabilities increased $58.34 million. The yield on average earning assets increased 22 basis points to 6.99% from 6.77%. Total cost of interest-bearing liabilities increased 62 basis points during the first quarter of 2007, which resulted in a net interest rate spread that was 40 basis points lower at 3.46% compared to 3.86% for the same period last year. The Company’s tax-equivalent net interest margin of 3.98% for the three months ended March 31, 2007, decreased 34 basis points from 4.32% for the same period of 2006.
The rate earned on loans increased to 7.54% from 7.27%, which is attributable to the general rise in market rates of interest since the beginning of 2006. Declines in the average portfolio balances resulted in a net $406 thousand decrease in tax-equivalent interest income compared to the first quarter of 2006.
The largest contributors to the increase in the tax-equivalent interest income in 2007 were the increases in both average balance and rate earned on the securities portfolio. During the three months ended March 31, 2007, the tax-equivalent yield on available-for-sale securities increased 48 basis points to 5.74%, while the average balance increased by $128.95 million. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities. As net payoffs in the loan portfolio are realized, the Company has been reinvesting those liquid funds in securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured and called and were not replaced.
Compared to the first quarter of 2006, average interest-bearing balances with banks decreased to $23.22 million during the first quarter of 2007, as the yield increased 63 basis points to 4.78%. Interest-bearing balances with banks include excess liquidity bearing market rates. The rate earned on those balances has risen along with increases in short-term benchmark interest rates.
Compared to the same period in 2006, the average balances of interest-bearing demand and savings deposits decreased $507 thousand and $40.14 million, respectively, for the three months ended March 31, 2007. The average rate paid on interest-bearing demand deposits increased by 2 basis points, while the average rate paid on savings increased 28 basis points. Average time deposits increased $20.89 million while the average rate paid increased 83 basis points from 3.54% in 2006 to 4.37% in 2007. The level of average non-interest-bearing demand deposits decreased slightly to $229.57 million during the quarter ended March 31, 2007, compared to the corresponding period of the prior year.
The changes in average deposits between the two quarters include the effect of the previously disclosed sale of the Company’s Drakes Branch, Virginia, and Rowlesburg, West Virginia, branch offices. The average deposit balances held by those two branches in the first quarter of 2006 totaled $26.73 million.
Compared to the same period in 2006, average federal funds purchased and repurchase agreements increased $83.88 million to $214.46 million during the first quarter of 2007, while the average rate increased 87 basis points. The Company added approximately $50.00 million of wholesale repurchase agreement funding in the latter part of 2006. The average balance of FHLB borrowings and other long-term debt decreased by $5.77 million in 2007 to $194.27 million, while the rate paid on those borrowings increased 32 basis points.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in thousands)
ASSETS
Earning Assets:
Loans: (2)
Taxable	$1,263,816	$23,497	7.54%	$1,333,508	$23,905	7.27%
Tax-exempt	1,812	33	7.39%	1,572	31	8.00%

Total	1,265,628	23,530	7.54%	1,335,080	23,936	7.27%
Securities available for sale:
Taxable	370,897	4,976	5.44%	251,530	2,873	4.63%
Tax-exempt	161,721	2,561	6.42%	152,136	2,359	6.29%

Total	532,618	7,537	5.74%	403,666	5,232	5.26%
Securities held to maturity:
Taxable	382	5	5.31%	390	5	5.20%
Tax-exempt	19,383	382	7.99%	22,897	449	7.95%

Total	19,765	387	7.94%	23,287	454	7.91%
Interest-bearing deposits	23,224	274	4.78%	28,837	295	4.15%

Total Earning Assets	1,841,235	31,728	6.99%	1,790,870	29,917	6.77%
Other assets	195,771			168,730

TOTAL ASSETS	$2,037,006			$1,959,600

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$145,960	$112	0.31%	$146,467	$106	0.29%
Savings deposits	319,660	1,674	2.12%	359,804	1,632	1.84%
Time deposits	697,115	7,514	4.37%	676,229	5,910	3.54%

Total interest-bearing deposits	1,162,735	9,300	3.24%	1,182,500	7,648	2.62%
Federal funds purchased and repurchase agreements	214,455	2,034	3.85%	130,579	961	2.98%
FHLB borrowings and other long-term debt	194,271	2,337	4.88%	200,042	2,249	4.56%

Total interest-bearing liabilities	1,571,461	13,671	3.53%	1,513,121	10,858	2.91%

Non-interestbearing demand deposits	229,574			231,630
Other liabilities	19,164			17,851
Stockholders’ Equity	216,807			196,998

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,037,006			$1,959,600

Net Interest Income, Tax Equivalent		$18,057			$19,059

Net Interest Rate Spread (3)			3.46%			3.86%

Net Interest Margin (4)			3.98%			4.32%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to absolute dollar amounts.

	Three Months Ended
	March 31, 2007,
	Compared to 2006
	$ Increase/(Decrease) due to
(Amounts in thousands)	Volume	Rate	Total
Interest Earned On:
Loans (1)	$(1,272)	$866	$(406)
Securities available for sale (1)	1,688	617	2,305
Securities held to maturity (1)	(69)	2	(67)
Interest-bearing deposits with other banks	(62)	41	(21)

Total interest-earning assets	285	1,526	1,811

Interest Paid On:
Demand deposits	—	6	6
Savings deposits	(194)	236	42
Time deposits	188	1,416	1,604
Fed funds purchased and repurchase agreements	740	333	1,073
FHLB borrowings and other long-term debt	(66)	154	88

Total interest-bearing liabilities	668	2,145	2,813

Change in net interest income, tax-equivalent	$(383)	$(619)	$(1,002)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
The allowance for loan losses was $14.51 million at March 31, 2007, $14.55 million at December 31, 2006 and $14.80 million at March 31, 2006. The Company’s allowance for loan loss activity for the three-month periods ended March 31, 2007 and 2006, is as follows:

	For the Three Months Ended
	March 31,
(Amounts in thousands)	2007	2006
Allowance for loan losses
Beginning balance	$14,549	$14,736
Provision for loan losses	—	408
Charge-offs	(893)	(715)
Recoveries	854	368

Net charge-offs	(39)	(347)

Ending balance	$14,510	$14,797

The total allowance for loan losses to loans held for investment ratio was 1.15% at March 31, 2007, compared to 1.13% at December 31, 2006, and 1.11% at March 31, 2006. Management considers the allowance adequate based upon its analysis of the portfolio as of March 31, 2007. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.
Insignificant net charge-offs and improving credit quality metrics led the Company to make no provision for loan losses for the first quarter of 2007 compared to $408 thousand in 2006. Net charge-offs for the first quarter of 2007 were $39 thousand, compared to $347 thousand in 2006.

Non-interest Income
Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income for the first quarter of 2007 was $5.22 million compared to $5.15 million in the same period of 2006, an increase of 1.30%. Wealth management revenues increased $335 thousand to $1.02 million, reflective of the addition of IPC. In the first quarter 2007, other service charges, commissions, and fees increased $130 thousand, or 17.57%, compared to the same period of 2006. Other operating income was $789 thousand, a decrease of $359 thousand compared to 2006. However, first quarter 2006 included a $676 thousand partial recovery from a decade-old payment systems fraud.
During the first quarter of 2007, securities gains of $129 thousand were realized, compared with $160 thousand in the first quarter of 2006.
Non-interest Expense
Non-interest expense totaled $12.16 million for the quarter ended March 31, 2007, decreasing $1.18 million, or 8.81%, from the same period in 2006. The quarterly decrease is the result of the Company’s continuing efforts to control costs. First quarter salaries and benefits decreased $1.49 million, or 18.86%, from the comparable prior year period. All other operating expenses increased only $315 thousand between the comparable periods.
Income Tax Expense
Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, and tax credits generated by investments in low income housing and historic rehabilitations.
For the first quarter of 2007, income taxes were $2.95 million compared to $2.63 million for the first quarter of 2006. For the quarters ended March 31, 2007 and 2006, the effective tax rates were 29.27% and 27.74%, respectively. The effective tax rate was higher during the current quarter due to lower proportions of tax-free municipal security interest income than in the comparable periods of 2006.
FINANCIAL CONDITION
Total assets at March 31, 2007, increased $82.10 million to $2.12 billion from December 31, 2006, an annualized growth rate of 16.37%. The growth reflects increases in short-term funding sources, which were invested in various debt securities. Subsequent to quarter end, the Company borrowed an additional $100 million in FHLB advances with attractive interest rates, which replaced the short-term funding.
Securities
Available-for-sale securities were $612.98 million at March 31, 2007, compared to $508.37 million at December 31, 2006, an increase of $104.61 million. The Company has continued to reinvest net paydowns from the loan portfolio in additional securities.
Held-to-maturity securities declined to $19.27 million at March 31, 2007, reflective of continuing paydowns, maturities, and calls within the portfolio. The market value of investment securities held-to-maturity was 101.37% and 101.65% of book value at March 31, 2007, and December 31, 2006, respectively.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. Management does not believe any unrealized loss, individually or in the aggregate, as of March 31, 2007, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decrease in value is attributable to changes in market interest rates and not the credit quality of the issuer.

Loan Portfolio
Loans Held for Sale: The $1.07 million balance of loans held for sale at March 31, 2007, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at March 31, 2007, was $11.44 million on 74 loans.
Loans Held for Investment: Total loans held for investment were $1.26 billion at March 31, 2007, a slight decline from $1.28 billion at December 31, 2006, and $1.33 billion at March 31, 2006. The average loan to deposit ratio decreased to 90.90% for the first quarter of 2007, compared to 92.97% for the fourth quarter of 2006 and 94.41% for the first quarter of 2006. The 2007 year-to-date average loans of $1.27 billion decreased $69.45 million when compared to the average for the first three months of 2006 of $1.34 billion.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of March 31, 2007, December 31, 2006, and March 31, 2006.

	March 31, 2007		December 31, 2006		March 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$99,960	7.94%	$106,645	8.30%	$107,995	8.12%
Commercial real estate	414,696	32.94%	421,067	32.77%	439,635	33.06%
Residential real estate	499,621	39.69%	506,370	39.41%	512,776	38.56%
Construction	154,440	12.27%	158,566	12.34%	165,271	12.44%
Consumer	86,506	6.87%	88,666	6.90%	101,807	7.66%
Other	3,624	0.29%	3,549	0.28%	2,182	0.16%

Total	$1,258,847	100.00%	$1,284,863	100.00%	$1,329,666	100.00%

Loans Held for Sale	$1,068		$781		$848

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $4.67 million at March 31, 2007, $4.07 million at December 31, 2006, and $3.38 million at March 31, 2006. The percentage of non-performing assets to total loans, and OREO was 0.37% at March 31, 2007, 0.32% at December 31, 2006, and 0.25% at March 31, 2006.
The following schedule details non-performing assets by category at the close of each of the quarters ended March 31, 2007 and 2006, and December 31, 2006.

	March 31,	December 31,	March 31,
(Amounts in thousands)	2007	2006	2006
Non-accrual	$4,074	$3,813	$2,517
Ninety days past due and accruing	—	—	—
Other real estate owned	600	258	867

Total non-performing assets	$4,674	$4,071	$3,384

Restructured loans performing in accordance with modified terms	$265	$272	$297

At March 31, 2007, non-accrual loans increased $261 thousand from December 31, 2006, and increased $1.56 million from March 31, 2006. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $600 thousand at March 31, 2007, and is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits increased by $24.81 million during the first three months of 2007. Non interest-bearing demand deposits decreased by $2.52 million and interest-bearing demand deposits increased $8.16 million. Savings increased $7.78 million and time deposits increased $11.40 million.
Securities sold under repurchase agreements increased $19.01 million in the first three months of 2007. There were $45.00 million in federal funds purchased outstanding at March 31, 2007.
Stockholders’ Equity
Total stockholders’ equity increased $5.11 million from December 31, 2006, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $7.12 million, less dividends paid to stockholders of $3.04 million, net changes of $800 thousand to treasury stock, and other comprehensive income of $263 thousand.
Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2007, the Company’s total capital to risk-weighted assets ratio was 13.03% versus 12.69% at December 31, 2006. The Company’s Tier 1 capital to risk-weighted assets ratio was 12.00% at March 31, 2007, compared to 11.60% at December 31, 2006. The Company’s Tier 1 leverage ratio at March 31, 2007, was 8.62% compared to 8.50% at December 31, 2006. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels prescribed for banks.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At March 31, 2007, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $59.48 million, investment securities available-for-sale of $612.98 million, and FHLB credit availability of approximately $184.55 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate the potential exposure. Based upon the latest simulation, the Company believes that it has shifted slightly towards a liability sensitive position. Absent adequate management, liability sensitive positions can negatively impact net interest income in a rising rate environment, or alternatively, positively impact net interest income in a declining rate environment.
The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in projected net interest income for the next twelve months based on a comparison of net interest income simulations in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits.
The following table summarizes the projected impact on the next twelve month’s net interest income and the economic value of equity as of March 31, 2007, and December 31, 2006, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are affected.
Rate Sensitivity Analysis

(Dollars in thousands)	March 31, 2007
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(3,222)	(4.3)	$(29,987)	(9.8)
100	(1,503)	(2.0)	(15,214)	(5.0)
(100)	464	0.6	(2,029)	(0.7)
(200)	(324)	(0.4)	(14,146)	(4.6)

	December 31, 2006
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(2,006)	(2.8)	$(16,229)	(5.4)
100	(958)	(1.3)	(7,453)	(2.5)
(100)	(1,024)	(1.4)	(4,301)	(1.4)
(200)	(1,614)	(2.3)	(18,278)	(6.1)
When comparing the impact of the rate shock analysis between March 31, 2007, and December 31, 2006, the changes in net interest income are minor and reflect management’s trend of positioning the balance sheet more towards a liability sensitive position.
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
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A. Risk Factors
There were no material changes to the risk factors as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not Applicable
     (b) Not Applicable
     (c) Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the three months ended March 31, 2007.

				Maximum
			Total Number of	Number of
	Total # of	Average	Shares Purchased	Shares That May
	Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan
January 1-31, 2007	—	$—	—	302,430
February 1-28, 2007	—	—	—	319,534
March 1-31, 2007	—	—	—	322,284

Total	—	$—	—

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company held 227,716 shares in treasury at March 31, 2007.
ITEM 3. Defaults Upon Senior Securities
     Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on April 24, 2007.

(b)	The following directors were elected to serve a three-year term through the date of the 2010 Annual Meeting of Stockholders:

Allen T. Hamner, B. W. Harvey, John M. Mendez

The following directors’ terms continued after the Annual Meeting:

Harold V. Groome, Jr., I. Norris Kantor, A. A. Modena, Robert E. Perkinson, Jr., William P. Stafford, and William P. Stafford, II

(c)	Three proposals were voted upon at the annual meeting, which included: 1) the election of the aforementioned directors as the Class of 2010; 2) amend the Articles of Incorporation to allow director nominees over the age of 70 to stand for election or re-election to the Board of Directors, and 3) ratification of the selection of Dixon Hughes PLLC, Asheville, North Carolina, as independent registered public accountants for the year ending December 31, 2007. The results of the proposals and voting are as follows:

Proposal 1.	Election of Directors:

		Votes
	Votes For	Withheld
Allen T. Hamner	8,701,174	223,195
B. W. Harvey	8,477,036	447,333
John M. Mendez	8,705,538	218,831

Proposal 2.	Amendment of the Articles of Incorporation to allow director nominees over the age of 70 to stand for election or re-election to the Board of Directors

Votes For	7,924,086
Votes Against	909,702
Votes Abstained	78,429
Broker Non-votes	12,512

Proposal 3.	Ratification of the selection of Dixon Hughes PLLC as independent registered public accountants:

Votes For	8,799,141
Votes Against	87,466
Votes Abstained	37,762
ITEM 5. Other Information
     Not Applicable

Item 6. Exhibits
     (a) Exhibits

Exhibit No.		Exhibit

3(i)	—	Articles of Incorporation of First Community Bancshares, Inc., as amended.

3(ii)	—	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	—	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	—	Indenture Agreement dated September 25, 2003. (11)

4.3	—	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	—	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

10.1	—	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1	—	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2	—	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3	—	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First
Community Bancshares, Inc. and John M. Mendez. (2) (6)

10.4	—	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (4)

10.5	—	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (4)

10.6	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second
Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)

10.7	—	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	—	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (8)

10.9	—	Form of Indemnification Agreement between First Community Bancshares, its Directors and
Certain Executive Officers. (9)

10.10	—	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and
Certain Executive Officers. (9)

10.11	—	Reserved.

10.12	—	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	—	Reserved.

10.14	—	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15	—	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key
Employees. (15)

31.1	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer

32	—	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

(1)	Reserved.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, and David D. Brown. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Reserved.

(17)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed on November 8, 2006.

(18)	Reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: May 10, 2007

/s/ John M. Mendez John M. Mendez
President & Chief Executive Officer
(Principal Executive Officer)

DATE: May 10, 2007

/s/ David D. Brown David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350