Form 10-Q
period 2007-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2007-08-08
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007
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
Class – Common Stock, $1.00 Par Value; 11,207,262 shares outstanding as of July 31, 2007

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended June 30, 2007

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
(Dollars in Thousands, Except Share and Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$40,879	$47,909
Interest-bearing balances with banks	33,380	9,850

Total cash and cash equivalents	74,259	57,759
Securities available-for-sale (amortized cost of $666,701 at June 30, 2007; $508,423 at December 31, 2006)	658,901	508,370
Securities held-to-maturity (fair value of $13,389 at June 30, 2007; $20,350 at December 31, 2006)	13,177	20,019
Loans held for sale	1,818	781
Loans held for investment, net of unearned income	1,243,076	1,284,863
Less allowance for loan losses	13,934	14,549

Net loans held for investment	1,229,142	1,270,314
Premises and equipment	42,274	36,889
Other real estate owned	593	258
Interest receivable	12,892	12,141
Goodwill and other intangible assets	62,017	62,196
Other assets	73,522	64,971

Total Assets	$2,168,595	$2,033,698

Liabilities
Deposits:
Noninterest-bearing	$241,423	$244,771
Interest-bearing	1,180,537	1,150,000

Total Deposits	1,421,960	1,394,771
Interest, taxes and other liabilities	21,000	19,641
Federal funds purchased	—	7,700
Securities sold under agreements to repurchase	217,987	201,185
FHLB borrowings and other indebtedness	291,387	197,671

Total Liabilities	1,952,334	1,820,968

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 shares issued at June 30, 2007, and December 31, 2006, including 266,552 and 253,276 shares in treasury, respectively	11,499	11,499
Additional paid-in capital	108,633	108,806
Retained earnings	108,601	100,117
Treasury stock, at cost	(8,341)	(7,924)
Accumulated other comprehensive (loss) income	(4,131)	232

Total Stockholders’ Equity	216,261	212,730

Total Liabilities and Stockholders’ Equity	$2,168,595	$2,033,698

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands, Except Share and Per Share Data)	2007	2006	2007	2006
Interest Income
Interest and fees on loans held for investment	$23,404	$24,506	$46,923	$48,431
Interest on securities-taxable	6,030	3,224	11,011	6,101
Interest on securities-nontaxable	2,150	1,816	4,062	3,642
Interest on deposits in banks	395	479	669	774

Total interest income	31,979	30,025	62,665	58,948
Interest Expense
Interest on deposits	9,748	8,326	19,048	15,973
Interest on borrowings	5,217	3,526	9,588	6,737

Total interest expense	14,965	11,852	28,636	22,710

Net interest income	17,014	18,173	34,029	36,238
Provision for loan losses	—	811	—	1,219

Net interest income after provision for loan losses	17,014	17,362	34,029	35,019

Noninterest Income
Wealth management income	1,005	732	2,023	1,415
Service charges on deposit accounts	2,662	2,655	5,071	5,072
Other service charges, commissions and fees	837	711	1,707	1,451
Gain (loss) on sale of securities	30	(94)	159	66
Other operating income	1,013	1,516	1,802	2,664

Total noninterest income	5,547	5,520	10,762	10,668

Noninterest Expense
Salaries and employee benefits	6,165	6,782	12,576	14,683
Occupancy expense of bank premises	1,020	1,011	2,077	2,051
Furniture and equipment expense	780	858	1,603	1,708
Intangible amortization	105	144	208	234
Other operating expense	4,005	3,793	7,769	7,245

Total noninterest expense	12,075	12,588	24,233	25,921

Income before income taxes	10,486	10,294	20,558	19,766
Income tax expense	3,047	3,002	5,995	5,630

Net income	$7,439	$7,292	$14,563	$14,136

Basic earnings per common share	$0.66	$0.65	$1.29	$1.26

Diluted earnings per common share	$0.66	$0.65	$1.28	$1.25

Dividends declared per common share	$0.27	$0.26	$0.54	$0.52

Weighted average basic shares outstanding	11,260,868	11,201,052	11,260,126	11,216,940
Weighted average diluted shares outstanding	11,320,227	11,258,581	11,334,486	11,277,032
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In Thousands)	2007	2006
Operating activities:
Net Income	$14,563	$14,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,219
Depreciation and amortization of premises and equipment	1,585	1,709
Intangible amortization	208	234
Net investment amortization and accretion	282	303
Net gain on the sale of assets	(154)	(785)
Mortgage loans originated for sale	(23,737)	(13,332)
Proceeds from sales of mortgage loans	22,831	13,372
Gain on sales of loans	(131)	(59)
Deferred income tax (benefit) expense	(164)	60
(Increase) decrease in interest receivable	(751)	43
Other operating activities, net	(3,494)	1,197

Net cash provided by operating activities	11,038	18,097

Investing activities:
Proceeds from sales of securities available-for-sale	827	1,824
Proceeds from maturities and calls of securities available-for-sale	16,784	12,807
Proceeds from maturities and calls of securities held-to-maturity	6,809	3,574
Purchase of securities available-for-sale	(175,977)	(20,379)
Net decrease in loans held for investment	40,832	9,514
Purchase of bank-owned life insurance	—	(25,000)
Net cash used in branch divestiture	—	(13,721)
Purchase of premises and equipment	(6,977)	(3,237)
Proceeds from sale of equipment	—	298

Net cash used in investing activities	(117,702)	(34,320)

Financing activities:
Net increase in demand and savings deposits	15,331	13,344
Net increase in time deposits	11,858	10,141
Net decrease in federal funds purchased	(7,700)	(82,500)
Net increase in securities sold under agreement to repurchase	16,802	25,632
Net increase in FHLB and other borrowings	93,716	74,927
Proceeds from the exercise of stock options	681	322
Excess tax benefit from stock-based compensation	284	105
Acquisition of treasury stock	(1,729)	(4,125)
Dividends paid	(6,079)	(5,828)

Net cash provided by financing activities	123,164	32,018

Increase in cash and cash equivalents	16,500	15,795

Cash and cash equivalents at beginning of period	57,759	57,539

Cash and cash equivalents at end of period	$74,259	$73,334

Supplemental information — Noncash items
Transfer of loans to other real estate	$853	$490

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Dollars in Thousands, Except Share Data)
Balance January 1, 2006	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501
Comprehensive income:
Net income	—	—	14,136	—	—	14,136
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(3,352)	(3,352)
Less reclassification adjustment for gains realized in net income					(16)	(16)
Unrealized gain on derivative security	—	—	—	—	902	902

Comprehensive income	—	—	14,136	—	(2,466)	11,670

Common dividends declared	—	—	(5,828)	—	—	(5,828)
Net acquisition of 130,861 treasury shares	—	—	—	(4,125)	—	(4,125)
Acquisition of Stone Capital 2,706 shares issued	3	85	—	—	—	88
Stock awards 5,132 shares issued	—	(36)	—	160	—	124
ESOP allocation 27,733 shares	—	16	—	867	—	883
Equity-based compensation expense	—	140	—	—	—	140
Tax benefit from exercise of stock options	—	139	—	—	—	139
Option exercise 19,942 shares	—	(315)	—	626	—	311

Balance June 30, 2006	$11,499	$108,602	$91,136	$(10,097)	$(3,237)	$197,903

Balance January 1, 2007	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730
Comprehensive income:
Net income	—	—	14,563	—	—	14,563
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	(4,601)	(4,601)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(47)	(47)
Unrealized gain on derivative security	—	—	—	—	285	285

Comprehensive income	—	—	14,563	—	(4,363)	10,200

Common dividends declared	—	—	(6,079)	—	—	(6,079)
Acquisition of 55,200 treasury shares	—	—	—	(1,729)	—	(1,729)
Equity-based compensation expense	—	66	—	87	—	153
Tax benefit from exercise stock options	—	328	—	—	—	328
Option exercises 39,174 shares	—	(567)	—	1,225	—	658

Balance June 30, 2007	$11,499	$108,633	$108,601	$(8,341)	$(4,131)	$216,261

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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 123(R).” SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the full adoption of this standard to have a significant impact on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company does not expect the adoption of this EITF to have a significant impact on its consolidated financial statements.
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
Note 2. Mergers, Acquisitions and Branching Activity
In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina, area. The Company currently has plans to open five more branch offices during 2007. In Richmond, Virginia, locations are planned for the Chesterfield Towne Center and on Mechanicsville Turnpike, Route 360. In West Virginia, locations are planned for Daniels, Summersville, and Princeton. These locations are all in various stages of construction, and are anticipated to be open by the third and fourth quarters of 2007.
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

Note 3. Investment Securities
As of June 30, 2007, and December 31, 2006, the amortized cost and estimated fair value of available-for-sale securities are as follows:

	June 30, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
U.S. Government agency securities	$136,784	$—	$(2,885)	$133,899
States and political subdivisions	188,303	1,220	(3,909)	185,614
Corporate notes	145,023	393	(430)	144,986
Mortgage-backed securities	188,391	138	(4,129)	184,400
Equities	8,200	1,940	(138)	10,002

Total	$666,701	$3,691	$(11,491)	$658,901

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$117,777	$—	$(1,716)	$116,061
States and political subdivisions	152,189	2,379	(521)	154,047
Corporate notes	85,080	350	(397)	85,033
Mortgage-backed securities	146,444	206	(1,896)	144,754
Equities	6,933	1,615	(73)	8,475

Total	$508,423	$4,550	$(4,603)	$508,370

As of June 30, 2007, and December 31, 2006, the amortized cost and estimated fair value of held-to-maturity securities are as follows:

	June 30, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$12,799	$219	$(7)	$13,011
Mortgage-backed securities	3	—	—	3
Other securities	375	—	—	375

Total	$13,177	$219	$(7)	$13,389

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$19,638	$334	$(2)	$19,970
Mortgage-backed securities	6	—	—	6
Other securities	375	—	(1)	374

Total	$20,019	$334	$(3)	$20,350

The following table reflects those investments in an unrealized loss position at June 30, 2007, and December 31, 2006. There were no securities in a continuous unrealized loss position for 12 or more months which the Company does not have the ability to hold until the security matures or recovers in value.

	June 30, 2007
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
U. S. Government agency securities	$79,440	$(1,493)	$54,459	$(1,392)	$133,899	$(2,885)
States and political subdivisions	86,000	(2,792)	33,968	(1,124)	119,968	(3,916)
Other securities	62,662	(430)	—	—	62,662	(430)
Mortgage-backed securities	115,870	(2,359)	53,028	(1,770)	168,898	(4,129)
Equity securities	1,144	(58)	1,665	(80)	2,809	(138)

Total	$345,116	$(7,132)	$143,120	$(4,366)	$488,236	$(11,498)

	December 31, 2006
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$60,416	$(517)	$55,645	$(1,199)	$116,061	$(1,716)
States and political subdivisions	10,732	(34)	36,797	(489)	47,529	(523)
Other securities	28,339	(213)	27,698	(185)	56,037	(398)
Mortgage-backed securities	50,093	(223)	66,620	(1,673)	116,713	(1,896)
Equity securities	2,186	(70)	32	(3)	2,218	(73)

Total	$151,766	$(1,057)	$186,792	$(3,549)	$338,558	$(4,606)

At June 30, 2007, the combined depreciation in value of the 351 individual security holdings in an unrealized loss position was 1.71% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of June 30, 2007, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates and not the credit quality of the issuer.
Note 4. Loans
Loans, net of unearned income, consist of the following:

	June 30, 2007		December 31, 2006
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial and agricultural	$96,835	7.79%	$106,645	8.30%
Commercial real estate	394,418	31.73%	421,067	32.77%
Residential real estate	498,156	40.07%	506,370	39.41%
Construction	166,010	13.35%	158,566	12.34%
Consumer	83,665	6.73%	88,666	6.90%
Other	3,992	0.33%	3,549	0.28%

Total	$1,243,076	100.00%	$1,284,863	100.00%

Loans held for sale	$1,818		$781

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
Financial instruments whose contract amounts represent credit risk at June 30, 2007, are commitments to extend credit (including availability of lines of credit) of $224.31 million and standby letters of credit and financial guarantees written of $4.70 million.
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
The following table details the Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2007 and 2006.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(In Thousands)
Beginning balance	$14,510	$14,797	$14,549	$14,736
Provision for loan losses	—	811	—	1,219
Charge-offs	(911)	(1,389)	(1,804)	(2,104)
Recoveries	335	491	1,189	859

Ending balance	$13,934	$14,710	$13,934	$14,710

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of June 30, 2007, and December 31, 2006.

	June 30,	December 31,
	2007	2006
(In Thousands)
Interest-bearing demand deposits	$143,080	$140,578
Savings deposits	333,855	317,678
Certificates of deposit	703,602	691,744

Total	$1,180,537	$1,150,000

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at June 30, 2007, and December 31, 2006.

	June 30,	December 31,
	2007	2006
(In thousands)
FHLB borrowings	$275,923	$182,207
Subordinated debt	15,464	15,464

Total	$291,387	$197,671

FHLB borrowings include $275.00 million in convertible and callable advances and $923 thousand of noncallable term advances from the FHLB at June 30, 2007. The weighted average interest rates of advances are 4.46% and 4.64% at June 30, 2007, and December 31, 2006, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings is 4.35% at June 30, 2007. The fair value of the interest rate swap was $915 thousand at June 30, 2007.
At June 30, 2007, the FHLB advances have maturities between three and fourteen years. The scheduled maturities of the advances are as follows:

Amount
(In Thousands)
2007	$—
2008	—
2009	—
2010	25,000
2011	—
2012 and thereafter	250,923

Total	$275,923

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
Note 8. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(In Thousands)
Net income	$7,439	$7,292	$14,563	$14,136
Other comprehensive income
Unrealized loss on securities available-for-sale	(8,453)	(3,121)	(7,668)	(5,586)
Reclassification adjustment for losses (gains) realized in net income	14	133	(79)	(27)
Unrealized loss on derivative securities	727	675	475	1,503
Income tax effect	3,086	925	2,909	1,644

Total other comprehensive loss	(4,626)	(1,388)	(4,363)	(2,466)

Comprehensive income	$2,813	$5,904	$10,200	$11,670

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
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.17 billion at June 30, 2007. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through fifty-six locations and four wealth management offices located in the four states of Virginia, West Virginia, North Carolina and Tennessee. The Bank is the parent of Investment Planning Consultants, Inc., a SEC-registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”.
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
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors are described in greater detail in Item 1A. Risk Factors of the Company’s 2006 Annual Report on Form 10-K.
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
COMPANY OVERVIEW
The Company is a full service commercial bank holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, and offers a wide range of financial services. The Company reported total assets of $2.17 billion at June 30, 2007, and operates through fifty-six offices and four wealth management offices.
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
The Company also conducts asset management activities through its Trust Division and its registered investment advisory firm, Investment Planning Consultants. These two divisions manage assets with a market value of over $840 million. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.
MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY
In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina, area. The Company currently has plans to open five more branch offices during 2007. In Richmond, Virginia, locations are planned for the Chesterfield Towne Center and on Mechanicsville Turnpike, Route 360. In West Virginia, locations are planned for Daniels, Summersville, and Princeton. These locations are all in various stages of construction, and are anticipated to be open by the third and fourth quarters of 2007.
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
In June 2006, the Company sold its Drakes Branch, Virginia, branch office. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a gain of approximately $702 thousand. The sale of this and the previously referenced Rowlesburg branch were designed to enhance the efficiency of the Company’s branch network.

RESULTS OF OPERATIONS
Overview
Net income for the three months ended June 30, 2007, was $7.44 million, or $0.66 per basic and diluted share, compared with $7.29 million or $0.65 per basic and diluted share for the three months ended June 30, 2006, an improvement of $147 thousand, or 2.02%. Return on average equity for the three months ended June 30, 2007, was 13.56% compared with 14.74% for the three months ended June 30, 2006. Return on average assets was 1.40% for the three months ended June 30, 2007, compared with 1.47% for the same period in 2006.
Net income for the six months ended June 30, 2007, was $14.56 million, or $1.29 per basic and $1.28 per diluted share, compared with $14.14 million or $1.26 per basic and $1.25 per diluted share for the six months ended June 30, 2006, an improvement of $427 thousand, or 3.02%. Return on average equity for the six months ended June 30, 2007, was 13.45% compared with 14.42% for the six months ended June 30, 2006. Return on average assets was 1.41% for the six months ended June 30, 2007, compared with 1.45% for the same period in 2006.
Net Interest Income – Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $17.01 million for the three months ended June 30, 2007, compared with $18.17 million for the corresponding period in 2006, a decrease of $1.16 million, or 6.38%. Tax-equivalent net interest income totaled $18.19 million for the three months ended June 30, 2007, a decrease of $975 thousand from $19.16 million for the second quarter of 2006. The net decrease was due mostly to increases in rates paid on interest-bearing liabilities which outpaced increases in the rates earned on loans and securities.
Compared with the second quarter of 2006, average earning assets increased $134.03 million while interest-bearing liabilities increased $133.11 million. The yield on average earning assets decreased by three basis points to 6.89% from 6.92%. Total cost of interest-bearing liabilities increased 50 basis points between the second quarter of 2006 and 2007, which resulted in a net interest rate spread that was 53 basis points lower at 3.28% compared with 3.81% for the same period last year. The Company’s tax-equivalent net interest margin of 3.78% for the three months ended June 30, 2007, decreased 50 basis points from 4.28% for the same period of 2006.
The rate earned on loans increased to 7.49% from 7.40%, which is attributable to the general rise in market rates of interest since the beginning of 2006. Declines in the average portfolio balances contributed largely to a net $1.10 million decrease in tax-equivalent loan interest income compared with the second quarter of 2006.
The largest contributors to the increase in the tax-equivalent interest income in 2007 were the increases in both average balance and rate earned on the securities portfolio. During the three months ended June 30, 2007, the tax-equivalent yield on available-for-sale securities increased 23 basis points to 5.75%, while the average balance increased by $223.32 million. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities. As net payoffs in the loan portfolio are realized, the Company has been reinvesting those funds in securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured and called and were not replaced.
Compared with the second quarter of 2006, average interest-bearing balances with banks decreased to $32.30 million during the second quarter of 2007, as the yield increased 25 basis points to 4.90%. Interest-bearing balances with banks is made up largely of excess liquidity bearing overnight market rates. The rate earned on those balances has risen along with increases in short-term benchmark interest rates. The balance has decreased as the Company has invested in higher yielding securities.
Compared with the same period in 2006, the average balances of interest-bearing demand and savings deposits decreased $932 thousand and $31.07 million, respectively, for the three months ended June 30, 2007. The average rate paid on interest-bearing demand deposits increased by two basis points, while the average rate paid on savings increased 20 basis points. Average time deposits increased $21.39 million while the average rate paid increased 68 basis points from 3.79% in 2006 to 4.47% in 2007. The level of average non-interest-bearing demand deposits decreased $5.76 million to $234.54 million during the quarter ended June 30, 2007, compared with the corresponding period of the prior year.
The changes in average deposits between the two quarters include the effect of the previously disclosed sale of the Company’s Drakes Branch, Virginia, and Rowlesburg, West Virginia, branch offices. The average deposit balances held by those two branches in the second quarter of 2006 totaled $26.07 million.

Compared with the same period in 2006, average federal funds purchased and repurchase agreements increased $92.33 million to $228.86 million during the second quarter of 2007, while the average rate increased 51 basis points. The Company added approximately $50.00 million of wholesale repurchase agreement funding in the latter part of 2006. The average balance of FHLB borrowings and other long-term debt increased by $51.38 million in 2007 to $255.55 million, while the rate paid on those borrowings increased only five basis points. The Company borrowed an additional $100 million in FHLB advances early in the second quarter that have a weighted-average cost of 4.18%.
Net Interest Income – Year-to-Date Comparison (See Table II)
Net interest income was $34.03 million for the six months ended June 30, 2007, compared with $36.24 million for the corresponding period in 2006, a decrease of $2.21 million, or 6.10%. Tax-equivalent net interest income totaled $36.24 million for the six months ended June 30, 2007, a decrease of $1.98 million from $38.22 million for the first half of 2006. The net decrease was due mostly to increases in rates paid on interest-bearing liabilities which outpaced increases in the rates earned on loans and securities.
Compared with the first half of 2006, average earning assets increased $92.43 million while interest-bearing liabilities increased $95.93 million. The yield on average earning assets increased nine basis points to 6.94% from 6.85%. Total cost of interest-bearing liabilities increased 56 basis points during the first half of 2007, which resulted in a net interest rate spread that was 47 basis points lower at 3.37% compared with 3.84% for the same period last year. The Company’s tax-equivalent net interest margin of 3.87% for the six months ended June 30, 2007, decreased 43 basis points from 4.30% for the same period of 2006.
The rate earned on loans increased to 7.52% from 7.34%, which is attributable to the general rise in market rates of interest since the beginning of 2006. Declines in the average portfolio balances contributed largely to a net $1.51 million decrease in tax-equivalent loan interest income compared with the first half of 2006.
The largest contributors to the increase in the tax-equivalent interest income in 2007 were the increases in both average balance and rate earned on the securities portfolio. During the six months ended June 30, 2007, the tax-equivalent yield on available-for-sale securities increased 35 basis points to 5.74%, while the average balance increased by $176.40 million. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities. As net payoffs in the loan portfolio are realized, the Company has been reinvesting those funds in securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured and called and were not replaced.
Compared with the first half of 2006, average interest-bearing balances with banks decreased to $27.79 million during the first half of 2007, as the yield increased 41 basis points to 4.85%. Interest-bearing balances with banks is made up largely of excess liquidity bearing overnight market rates. The rate earned on those balances has risen along with increases in short-term benchmark interest rates. The balance has decreased as the Company has invested in higher yielding securities.
Compared with the same period in 2006, the average balances of interest-bearing demand and savings deposits decreased $720 thousand and $35.58 million, respectively, for the six months ended June 30, 2007. The average rate paid on interest-bearing demand deposits increased by one basis point, while the average rate paid on savings increased 25 basis points. Average time deposits increased $21.14 million while the average rate paid increased 75 basis points from 3.67% in 2006 to 4.42% in 2007. The level of average non-interest-bearing demand deposits decreased slightly to $232.07 million during the six months ended June 30, 2007, compared with the corresponding period of the prior year.
The changes in average deposits between the two periods include the effect of the previously disclosed sale of the Company’s Drakes Branch, Virginia, and Rowlesburg, West Virginia, branch offices. The average deposit balances held by those two branches in the first half of 2006 totaled $26.40 million.
Compared with the same period in 2006, average federal funds purchased and repurchase agreements increased $88.13 million to $221.70 million during the first half of 2007, while the average rate increased 68 basis points. The Company added approximately $50.00 million of wholesale repurchase agreement funding in the latter part of 2006. The average balance of FHLB borrowings and other long-term debt increased by $22.96 million in 2007 to $225.08 million, while the rate paid on those borrowings increased 17 basis points. The Company borrowed an additional $100 million in FHLB advances early in the second quarter that have a weighted-average cost of 4.18%.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
			(Dollars in Thousands)
ASSETS
Earning Assets:
Loans: (2)
Taxable	$1,251,696	$23,379	7.49%	$1,327,278	$24,487	7.40%
Tax-exempt	1,983	38	7.69%	1,490	30	8.08%

Total	1,253,679	23,417	7.49%	1,328,768	24,517	7.40%
Securities available for sale:
Taxable	439,504	6,024	5.50%	257,838	3,218	5.01%
Tax-exempt	189,526	2,993	6.33%	147,869	2,367	6.42%

Total	629,030	9,017	5.75%	405,707	5,585	5.52%
Securities held to maturity:
Taxable	378	6	6.37%	388	5	5.17%
Tax-exempt	15,858	316	7.99%	20,990	427	8.16%

Total	16,236	322	7.95%	21,378	432	8.11%
Interest-bearing deposits	32,302	395	4.90%	41,361	479	4.65%

Total Earning Assets	1,931,247	33,151	6.89%	1,797,214	31,013	6.92%
Other assets	203,365			187,527

TOTAL ASSETS	$2,134,612			$1,984,741

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$147,570	$118	0.32%	$148,502	$111	0.30%
Savings deposits	324,759	1,776	2.19%	355,826	1,761	1.99%
Time deposits	704,611	7,854	4.47%	683,221	6,454	3.79%

Total interest-bearing deposits	1,176,940	9,748	3.32%	1,187,549	8,326	2.81%
Federal funds purchased and repurchase agreements	228,856	2,206	3.87%	136,522	1,142	3.36%
FHLB borrowings and other long-term debt	255,554	3,011	4.73%	204,172	2,384	4.68%

Total interest-bearing liabilities	1,661,350	14,965	3.61%	1,528,243	11,852	3.11%

Non-interestbearing demand deposits	234,536			240,296
Other liabilities	18,737			17,762
Stockholders’ Equity	219,989			198,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,134,612			$1,984,741

Net Interest Income, Tax Equivalent		$18,186			$19,161

Net Interest Rate Spread (3)			3.28%			3.81%

Net Interest Margin (4)			3.78%			4.28%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
			(Dollars in Thousands)
ASSETS
Earning Assets:
Loans: (2)
Taxable	$1,257,722	$46,877	7.52%	$1,330,375	$48,391	7.34%
Tax-exempt	1,898	71	7.54%	1,531	62	8.17%

Total	1,259,620	46,948	7.52%	1,331,906	48,453	7.34%
Securities available for sale:
Taxable	405,390	10,999	5.47%	254,702	6,091	4.82%
Tax-exempt	175,701	5,553	6.37%	149,991	4,726	6.35%

Total	581,091	16,552	5.74%	404,693	10,817	5.39%
Securities held to maturity:
Taxable	380	12	6.37%	389	10	5.18%
Tax-exempt	17,611	699	8.00%	21,938	876	8.05%

Total	17,991	711	7.97%	22,327	886	8.00%
Interest-bearing deposits	27,788	669	4.85%	35,134	774	4.44%

Total Earning Assets	1,886,490	64,880	6.94%	1,794,060	60,930	6.85%
Other assets	199,588			178,179

TOTAL ASSETS	$2,086,078			$1,972,239

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$146,770	$229	0.31%	$147,490	$217	0.30%
Savings deposits	322,223	3,449	2.16%	357,804	3,393	1.91%
Time deposits	700,884	15,370	4.42%	679,745	12,363	3.67%

Total interest-bearing deposits	1,169,877	19,048	3.28%	1,185,039	15,973	2.72%
Federal funds purchased and repurchase agreements	221,695	4,241	3.86%	133,566	2,103	3.18%
FHLB borrowings and other long-term debt	225,082	5,347	4.79%	202,118	4,634	4.62%

Total interest-bearing liabilities	1,616,654	28,636	3.57%	1,520,723	22,710	3.01%

Non-interestbearing demand deposits	232,069			235,987
Other liabilities	18,949			17,806
Stockholders’ Equity	218,406			197,723

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,086,078			$1,972,239

Net Interest Income, Tax Equivalent		$36,244			$38,220

Net Interest Rate Spread (3)			3.37%			3.84%

Net Interest Margin (4)			3.87%			4.30%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to dollar amounts.

	Three Months Ended			Six Months Ended
	June 30, 2007,			June 30, 2007,
	Compared to 2006			Compared to 2006
(In Thousands)	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans (1)	$(1,384)	$284	$(1,100)	$(2,628)	$1,123	$(1,505)
Securities available for sale (1)	2,934	498	3,432	4,414	1,321	5,735
Securities held to maturity (1)	(105)	(5)	(110)	(173)	(2)	(175)
Interest-bearing deposits with other banks	(105)	21	(84)	(162)	57	(105)

Total interest-earning assets	1,340	798	2,138	1,451	2,499	3,950

Interest Paid On:
Demand deposits	(1)	8	7	(1)	13	12
Savings deposits	(154)	169	15	(337)	393	56
Time deposits	202	1,198	1,400	384	2,623	3,007
Fed funds purchased and repurchase agreements	772	292	1,064	1,388	750	2,138
FHLB borrowings and other long-term debt	600	27	627	527	186	713

Total interest-bearing liabilities	1,419	1,694	3,113	1,961	3,965	5,926

Change in net interest income, tax-equivalent	$(79)	$(896)	$(975)	$(510)	$(1,466)	$(1,976)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
The allowance for loan losses was $13.93 million at June 30, 2007, $14.55 million at December 31, 2006 and $14.71 million at June 30, 2006. The Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2007 and 2006, is as follows:

(In Thousands)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Allowance for loan losses
Beginning balance	$14,510	$14,797	$14,549	$14,736
Provision for loan losses	—	811	—	1,219
Charge-offs	(911)	(1,389)	(1,804)	(2,104)
Recoveries	335	491	1,189	859

Net charge-offs	(576)	(898)	(615)	(1,245)

Ending balance	$13,934	$14,710	$13,934	$14,710

The total allowance for loan losses to loans held for investment ratio was 1.12% at June 30, 2007, compared with 1.13% at December 31, 2006, and 1.12% at June 30, 2006. Management considers the allowance adequate based upon its analysis of the portfolio as of June 30, 2007. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.
Throughout the first half of 2007, the Company had excellent experience with charge-offs and recoveries with net charge-offs of $576 thousand and $615 thousand for the second quarter and year-to-date periods, respectively. Net charge-offs for the second quarter and the first half of 2007 compare very favorably with the comparable periods in 2006. The lower net charge-offs and improving credit quality metrics led the Company to make no provision for loan losses for the first half of 2007.
Non-interest Income
Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income for the second quarter of 2007 was $5.55 million compared with $5.52 million in the same period of 2006, an increase of 0.49%. Wealth management revenues increased $273 thousand to $1.01 million, reflective of the additional revenues generated by the IPC acquisition. Service charges on deposit accounts was flat between the comparable quarterly periods, however the Bank had two more branches during the 2006 period. Other service charges, commissions, and fees increased $126 thousand, or 17.72%. Other operating income was $1.01 million, a decrease of $503 thousand compared with 2006. Included in the second quarter 2006 results was the $702 thousand gain on the sale of the Drakes Branch, Virginia, banking office.
Non-interest income for the first half of 2007 was $10.76 million compared with $10.67 million in 2006, an increase of 0.88%. Wealth management revenues increased $608 thousand to $2.02 million, also reflective of the addition of IPC. In the first half of 2007, service charges on deposit accounts were also flat compared to 2006, however the two branches sold were included in the 2006 amount. Other service charges, commissions, and fees increased $256 thousand, or 17.64%. Other operating income was $1.80 million, a decrease of $862 thousand compared with 2006. In addition to the branch sale gain, the first half of 2006 included a $676 thousand partial recovery from a fraud claim that is more than a decade old.
During the second quarter and first half of 2007, securities gains of $30 thousand and $159 thousand, respectively, were realized, compared with a loss of $94 thousand and a gain $66 thousand in the respective comparable periods in 2006.
Non-interest Expense
Non-interest expense totaled $12.08 million for the quarter ended June 30, 2007, decreasing $513 thousand, or 4.08%, from the same period in 2006. Year-to-date non-interest expense totaled $24.23 million compared with $25.92 million for the same period in 2006, a decrease of $1.69 million, or 6.51%. The quarterly and year-to-date decreases are the result of the Company’s continuing efforts to control costs and capture efficiencies available from recent acquisitions and changes in the Company’s organization structure. Those cost control efforts began in earnest in the second quarter of 2006 and focused on consolidation of backroom operations and a reduction of branch staffing levels. The results of those cost control measures are decreases in second quarter and year-to-date salaries and benefits of $617 thousand, or 9.10%, and $2.11 million, or 14.35%, respectively, from the comparable prior year periods. All other operating expenses increased only $104 thousand and $419 thousand between the comparable periods.
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
For the second quarter of 2007, income taxes were $3.05 million compared with $3.00 million for the second quarter of 2006. For the quarters ended June 30, 2007 and 2006, the effective tax rates were 29.06% and 29.16%, respectively. For the first six months of 2007, income taxes were $6.00 million compared with $5.63 million for the first six months of 2006. For the six-month periods ended June 30, 2007 and 2006, the effective tax rates were 29.16% and 28.48%, respectively. The effective tax rate was higher during the first half 2007 due to slightly lower proportions of tax-free municipal security interest income than in the comparable period of 2006.

FINANCIAL CONDITION
Total assets at June 30, 2007, increased $134.90 million to $2.17 billion from December 31, 2006, an annualized growth rate of 13.38%. The growth reflects deposit growth, capitalized earnings, and additional borrowings, which were invested in various debt securities.
Securities
Available-for-sale securities were $658.90 million at June 30, 2007, compared with $508.37 million at December 31, 2006, an increase of $150.53 million. The Company has continued to reinvest net paydowns from the loan portfolio through the purchase of state and federal securities, various mortgage-backed securities, and trust-preferred obligations.
Held-to-maturity securities declined to $13.18 million at June 30, 2007, reflective of continuing paydowns, maturities, and calls within the portfolio. The market value of investment securities held-to-maturity was 101.61% and 101.65% of book value at June 30, 2007, and December 31, 2006, respectively.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. Management does not believe any unrealized loss, individually or in the aggregate, as of June 30, 2007, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decrease in value is attributable to changes in market interest rates and not the credit quality of the issuer.
Loan Portfolio
Loans Held for Sale: The $1.82 million balance of loans held for sale at June 30, 2007, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at June 30, 2007, was $12.44 million on 89 loans.
Loans Held for Investment: Total loans held for investment were $1.24 billion at June 30, 2007, a slight decline from $1.28 billion at December 31, 2006, and $1.32 billion at June 30, 2006. The average loan to deposit ratio decreased to 88.82% for the second quarter of 2007, compared with 92.97% for the fourth quarter of 2006 and 93.06% for the second quarter of 2006. The 2007 year-to-date average loans of $1.26 billion decreased $72.29 million when compared with the average for the first six months of 2006 of $1.33 billion.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of June 30, 2007, December 31, 2006, and June 30, 2006.

	June 30, 2007		December 31, 2006		June 30, 2006
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$96,835	7.79%	$106,645	8.30%	$108,749	8.25%
Commercial real estate	394,418	31.73%	421,067	32.77%	434,161	32.92%
Residential real estate	498,156	40.07%	506,370	39.41%	514,019	38.97%
Construction	166,010	13.35%	158,566	12.34%	160,685	12.18%
Consumer	83,665	6.73%	88,666	6.90%	99,018	7.51%
Other	3,992	0.33%	3,549	0.28%	2,311	0.17%

Total	$1,243,076	100.00%	$1,284,863	100.00%	$1,318,943	100.00%

Loans Held for Sale	$1,818		$781		$1,293

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $3.50 million at June 30, 2007, $4.07 million at December 31, 2006, and $3.91 million at June 30, 2006. The percentage of non-performing assets to total loans, and OREO was 0.28% at June 30, 2007, 0.32% at December 31, 2006, and 0.29% at June 30, 2006.
The following schedule details non-performing assets by category at the close of each of the quarters ended June 30, 2007 and 2006, and December 31, 2006.

(In Thousands)	June 30,	December 31,	June 30,
	2007	2006	2006
Non-accrual	$2,910	$3,813	$2,937
Ninety days past due and accruing	—	—	—
Other real estate owned	593	258	910

Total non-performing assets	$3,503	$4,071	$3,847

Restructured loans performing in accordance with modified terms	$256	$272	$289

At June 30, 2007, non-accrual loans decreased $903 thousand from December 31, 2006, and decreased $27 thousand from June 30, 2006. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $593 thousand at June 30, 2007, and is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits increased by $27.19 million during the first six months of 2007. Non interest-bearing demand deposits decreased by $3.35 million and interest-bearing demand deposits increased $2.50 million. Savings increased $16.18 million and time deposits increased $11.86 million.
Securities sold under repurchase agreements increased $16.80 million in the first six months of 2007 to $217.99 million. There were no federal funds purchased outstanding at June 30, 2007.
The Company borrowed an additional $100.00 million in FHLB advances during the second quarter. The weighted-average interest rate of the 10-year callable advances is 4.18%. The advances effectively refinanced and lowered the borrowing cost of the federal funds purchased position of $45.00 million at March 31, 2007. The remaining funds were invested in securities and deposited in bank accounts bearing interest rates approximating the target federal funds rate.
Stockholders’ Equity
Total stockholders’ equity increased $3.53 million from December 31, 2006, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $14.56 million, less dividends paid to stockholders of $6.08 million, net changes of $417 thousand to treasury stock, and other comprehensive loss of $4.36 million.
Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2007, the Company’s total capital to risk-weighted assets ratio was 12.81% versus 12.69% at December 31, 2006. The Company’s Tier 1 capital to risk-weighted assets ratio was 11.79% at June 30, 2007, compared with 11.60% at December 31, 2006. The Company’s Tier 1 leverage ratio at June 30, 2007, was 8.36% compared with 8.50% at December 31, 2006. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels prescribed for banks.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At June 30, 2007, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $74.26 million, investment securities available-for-sale of $658.90 million, and FHLB credit availability of approximately $157.80 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate the potential exposure. Based upon the latest simulation, the Company believes that it has shifted more towards a liability sensitive position. Absent adequate management, liability sensitive positions can negatively impact net interest income in a rising rate environment, or alternatively, positively impact net interest income in a declining rate environment.
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
The following table summarizes the projected impact on the next twelve month’s net interest income and the economic value of equity as of June 30, 2007, and December 31, 2006, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are affected.
Rate Sensitivity Analysis

(Dollars in Thousands)	June 30, 2007
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(2,694)	(3.6)	$(45,580)	(13.7)
100	(1,290)	(1.7)	(28,510)	(8.5)
(100)	708	1.0	(474)	(0.1)
(200)	86	0.1	(11,332)	(3.4)

	December 31, 2006
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(2,006)	(2.8)	$(16,229)	(5.4)
100	(958)	(1.3)	(7,453)	(2.5)
(100)	(1,024)	(1.4)	(4,301)	(1.4)
(200)	(1,614)	(2.3)	(18,278)	(6.1)
When comparing the impact of the rate shock analysis between June 30, 2007, and December 31, 2006, the changes in net interest income are minor and reflect management’s trend of positioning the balance sheet more towards a liability sensitive position.
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
Disclosure Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. For management’s assessment over financial reporting, refer to the Company’s Annual Report on Form 10-K, “Management’s Assessment of Internal Control Over Financial Reporting.”

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

ITEM 1A.	Risk Factors
There were no material changes to the risk factors as presented in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the three months ended June 30, 2007.

				Maximum
			Total Number of	Number of
	Total # of	Average	Shares Purchased	Shares That May
	Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan
April 1-30, 2007	—	$—	—	322,284
May 1-31, 2007	37,200	31.63	37,200	301,448
June 1-30, 2007	18,000	30.70	18,000	283,448

Total	55,200	$31.33	55,200

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company held 266,552 shares in treasury at June 30, 2007.

ITEM 3.	Defaults Upon Senior Securities
Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on April 24, 2007. Three proposals were voted upon at the annual meeting and the results were disclosed in the Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 10, 2007, which is incorporated herein by reference.

ITEM 5.	Other Information
Not Applicable

Item 6.	Exhibits
     (a) Exhibits

Exhibit No.		Exhibit

3(i)	—	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	—	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	—	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	—	Indenture Agreement dated September 25, 2003. (11)

4.3	—	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	—	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

10.1	—	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1	—	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2	—	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3	—	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2) (6)

10.4	—	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (4)

10.5	—	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (4)

10.6	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)

10.7	—	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	—	Employment Agreement between First Community Bancshares, Inc. and J. E. Causey Davis. (8)

10.9	—	Form of Indemnification Agreement between First Community Bancshares, its Directors and Certain Executive Officers. (9)

10.10	—	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	—	Reserved.

10.12	—	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	—	Reserved.

10.14	—	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15	—	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)

31.1	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer

32	—	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 10, 2007.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Incorporated by reference from S-4 Registration Statement filed on March 28, 2003. The Company has entered into a substantially identical contract with Phillip R. Carriger dated March 31, 2004.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, and David D. Brown. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Reserved.

(17)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed on November 8, 2006.

(18)	Reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: August 8, 2007

/s/ John M. Mendez
John M. Mendez
President & Chief Executive Officer
(Principal Executive Officer)
DATE: August 8, 2007

/s/ David D. Brown David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350