Form 10-Q
period 2007-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2007-11-09
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2007
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
Class – Common Stock, $1.00 Par Value; 11,167,050 shares outstanding as of October 31, 2007

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended September 30, 2007

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$39,877	$47,909
Interest-bearing balances with banks	19,427	9,850

Total cash and cash equivalents	59,304	57,759
Securities available-for-sale (amortized cost of $681,164 at September 30, 2007; $508,423 at December 31, 2006)	671,360	508,370
Securities held-to-maturity (fair value of $12,776 at September 30, 2007; $20,350 at December 31, 2006)	12,548	20,019
Loans held for sale	2,294	781
Loans held for investment, net of unearned income	1,239,207	1,284,863
Less allowance for loan losses	13,190	14,549

Net loans held for investment	1,226,017	1,270,314
Premises and equipment	46,702	36,889
Other real estate owned	211	258
Interest receivable	13,289	12,141
Goodwill and other intangible assets	69,104	62,196
Other assets	73,817	64,971

Total Assets	$2,174,646	$2,033,698

Liabilities
Deposits:
Noninterest-bearing	$224,297	$244,771
Interest-bearing	1,178,740	1,150,000

Total Deposits	1,403,037	1,394,771
Interest, taxes and other liabilities	20,120	19,641
Federal funds purchased	15,600	7,700
Securities sold under agreements to repurchase	226,784	201,185
FHLB borrowings and other indebtedness	291,942	197,671

Total Liabilities	1,957,483	1,820,968

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 shares issued at September 30, 2007, and December 31, 2006, including 323,468 and 253,276 shares in treasury, respectively	11,499	11,499
Additional paid-in capital	108,794	108,806
Retained earnings	112,911	100,117
Treasury stock, at cost	(10,051)	(7,924)
Accumulated other comprehensive (loss) income	(5,990)	232

Total Stockholders’ Equity	217,163	212,730

Total Liabilities and Stockholders’ Equity	$2,174,646	$2,033,698

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands, Except Per Share Data)	2007	2006	2007	2006
Interest Income
Interest and fees on loans held for investment	$23,478	$24,578	$70,401	$73,009
Interest on securities-taxable	6,772	3,497	17,783	9,598
Interest on securities-nontaxable	2,078	1,877	6,140	5,519
Interest on deposits in banks	404	288	1,073	1,062

Total interest income	32,732	30,240	95,397	89,188
Interest Expense
Interest on deposits	10,083	8,760	29,131	24,733
Interest on borrowings	5,506	3,724	15,094	10,461

Total interest expense	15,589	12,484	44,225	35,194

Net interest income	17,143	17,756	51,172	53,994
Provision for loan losses	—	579	—	1,798

Net interest income after provision for loan losses	17,143	17,177	51,172	52,196

Noninterest Income
Wealth management income	908	623	2,931	2,038
Service charges on deposit accounts	3,006	2,611	8,077	7,683
Other service charges, commissions and fees	902	750	2,609	2,201
Gain (loss) on sale of securities	50	(6)	209	60
Other operating income	1,154	1,120	2,956	3,784

Total noninterest income	6,020	5,098	16,782	15,766

Noninterest Expense
Salaries and employee benefits	6,544	6,151	19,120	20,834
Occupancy expense of bank premises	933	1,039	3,010	3,090
Furniture and equipment expense	844	871	2,447	2,579
Intangible amortization	105	88	313	322
Other operating expense	4,410	4,064	12,179	11,309

Total noninterest expense	12,836	12,213	37,069	38,134

Income before income taxes	10,327	10,062	30,885	29,828
Income tax expense	3,011	2,877	9,006	8,507

Net income	$7,316	$7,185	$21,879	$21,321

Basic earnings per common share	$0.65	$0.64	$1.95	$1.90

Diluted earnings per common share	$0.65	$0.64	$1.94	$1.89

Dividends declared per common share	$0.27	$0.26	$0.81	$0.78

Weighted average basic shares outstanding	11,179,322	11,174,479	11,232,895	11,202,631
Weighted average diluted shares outstanding	11,230,220	11,245,073	11,299,727	11,273,293
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In Thousands)	2007	2006
Operating activities:
Net Income	$21,879	$21,321
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,798
Depreciation and amortization of premises and equipment	2,362	2,564
Intangible amortization	313	322
Net investment amortization and accretion	435	602
Net gain on the sale of assets	(186)	(796)
Mortgage loans originated for sale	(34,794)	(23,204)
Proceeds from sales of mortgage loans	33,472	23,551
Gain on sales of loans	(191)	(119)
Deferred income tax expense (benefit)	552	(34)
Increase in interest receivable	(1,148)	(1,213)
Other operating activities, net	(967)	443

Net cash provided by operating activities	21,727	25,235

Investing activities:
Proceeds from sales of securities available-for-sale	1,288	14,073
Proceeds from maturities and calls of securities available-for-sale	22,258	17,628
Proceeds from maturities and calls of securities held-to-maturity	7,437	3,974
Purchase of securities available-for-sale	(196,479)	(100,834)
Net decrease in loans held for investment	44,322	29,056
Purchase of FHLB stock	(4,077)	—
Purchase of bank-owned life insurance	—	(25,000)
Net cash used in acquisition of GreenPoint	(5,135)	—
Net cash used in branch divestiture	—	(13,721)
Purchase of premises and equipment	(11,981)	(4,094)
Proceeds from sale of equipment	—	323

Net cash used in investing activities	(142,367)	(78,595)

Financing activities:
Net increase (decrease) in demand and savings deposits	13,283	(6,881)
Net (decrease) increase in time deposits	(5,180)	16,695
Net increase (decrease) in federal funds purchased	7,900	(67,000)
Net increase in securities sold under agreement to repurchase	25,599	48,836
Net increase in FHLB and other borrowings	93,698	68,896
Proceeds from the exercise of stock options	715	871
Excess tax benefit from stock-based compensation	290	139
Acquisition of treasury stock	(5,035)	(4,566)
Dividends paid	(9,085)	(8,735)

Net cash provided by financing activities	122,185	48,255

Increase (decrease) in cash and cash equivalents	1,545	(5,105)

Cash and cash equivalents at beginning of period	57,759	57,539

Cash and cash equivalents at end of period	$59,304	$52,434

Supplemental information — Noncash items
Transfer of loans to other real estate	$973	$883
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in Thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance January 1, 2006	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501
Comprehensive income:
Net income	—	—	21,321	—	—	21,321
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	663	663
Less reclassification adjustment for gains realized in net income					(14)	(14)
Unrealized gain on derivative security	—	—	—	—	252	252

Comprehensive income	—	—	21,321	—	901	22,222

Common dividends declared	—	—	(8,735)	—	—	(8,735)
Net acquisition of 145,161 treasury shares	—	—	—	(4,566)	—	(4,566)
Acquisition of Stone Capital - 2,706 shares issued	3	85	—	—	—	88
Stock awards 5,132 shares issued	—	(42)	—	160	—	118
ESOP allocation 27,733 shares	—	16	—	867	—	883
Equity-based compensation expense	—	223	—	—	—	223
Tax benefit from exercise of stock options	—	189	—	—	—	189
Option exercises - 41,455 shares	—	(439)	—	1,298	—	859

Balance September 30, 2006	$11,499	$108,605	$95,414	$(9,866)	$130	$205,782

Balance January 1, 2007	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730
Comprehensive income:
Net income	—	—	21,879	—	—	21,879
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	(5,834)	(5,834)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(16)	(16)
Unrealized loss on derivative security	—	—	—	—	(372)	(372)

Comprehensive income	—	—	21,879	—	(6,222)	15,657

Common dividends declared	—	—	(9,085)	—	—	(9,085)
Acquisition of 163,500 treasury shares	—	—	—	(5,035)	—	(5,035)
Acquisition of GreenPoint Insurance - 49,088 shares issued	—	133	—	1,524	—	1,657
Equity-based compensation expense	—	121	—	87	—	208
Tax benefit from exercise of stock options	—	337	—	—	—	337
Option exercises - 41,470 shares	—	(603)	—	1,297	—	694

Balance September 30, 2007	$11,499	$108,794	$112,911	$(10,051)	$(5,990)	$217,163

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Unaudited Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments including normal recurring accruals, necessary for a fair presentation, have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.
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
In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is currently evaluating the impact of the adoption of this EITF on its consolidated financial statements.
In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-5 “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The scope of EITF 06-5 is limited to the determination of net cash surrender value of a life insurance contract in accordance with Technical Bulletin 85-4. This EITF outlines when contractual limitations of the policy should be considered when determining the net realizable value of the contract. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted. The adoption of EITF 06-5 did not have a material effect on the condition, results of operations, or liquidity of the Company.
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
Note 2. Mergers, Acquisitions and Branching Activity
In September 2007, the Company completed the acquisition of GreenPoint Insurance Group, Inc. (“GreenPoint”), a High Point, North Carolina, insurance agency. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The acquisition of GreenPoint added $7.19 million of goodwill and intangibles. The Company is in the process of identifying and valuing intangibles. The Company also assumed $5.57 million debt in connection with the acquisition, of which approximately $5.00 million was paid off at closing.
In October 2007, the Company opened a new branch location in Daniels, West Virginia. In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina, area. The Company currently has plans to open four more branch offices during the next six months. In Richmond, Virginia, locations are planned for the Chesterfield Towne Center and on Mechanicsville Turnpike, Route 360. In West Virginia, locations are planned for Summersville and Princeton.
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
Note 3. Investment Securities
As of September 30, 2007, and December 31, 2006, the amortized cost and estimated fair value of available-for-sale securities are as follows:

	September 30, 2007
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$136,788	$292	$(428)	$136,652
States and political subdivisions	187,661	1,632	(2,285)	187,008
Corporate notes	164,880	—	(8,620)	156,260
Mortgage-backed securities	183,553	398	(2,376)	181,575
Equities	8,282	1,832	(249)	9,865

Total	$681,164	$4,154	$(13,958)	$671,360

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$117,777	$—	$(1,716)	$116,061
States and political subdivisions	152,189	2,379	(521)	154,047
Corporate notes	85,080	350	(397)	85,033
Mortgage-backed securities	146,444	206	(1,896)	144,754
Equities	6,933	1,615	(73)	8,475

Total	$508,423	$4,550	$(4,603)	$508,370

As of September 30, 2007, and December 31, 2006, the amortized cost and estimated fair value of held-to-maturity securities are as follows:

	September 30, 2007
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$12,172	$230	$(2)	$12,400
Mortgage-backed securities	1	—	—	1
Other securities	375	—	—	375

Total	$12,548	$230	$(2)	$12,776

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$19,638	$334	$(2)	$19,970
Mortgage-backed securities	6	—	—	6
Other securities	375	—	(1)	374

Total	$20,019	$334	$(3)	$20,350

The following table reflects those investments in an unrealized loss position at September 30, 2007, and December 31, 2006. There were no securities in a continuous unrealized loss position for 12 or more months which the Company does not have the ability to hold until the security matures or recovers in value.

	September 30, 2007
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$—	$—	$29,926	$(428)	$29,926	$(428)
States and political subdivisions	62,279	(1,721)	34,524	(566)	96,803	(2,287)
Corporate Notes	126,259	(8,479)	10,375	(141)	136,634	(8,620)
Mortgage-backed securities	97,006	(1,333)	50,849	(1,043)	147,855	(2,376)
Equity securities	1,551	(198)	1,632	(51)	3,183	(249)

Total	$287,095	$(11,731)	$127,306	$(2,229)	$414,401	$(13,960)

	December 31, 2006
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$60,416	$(517)	$55,645	$(1,199)	$116,061	$(1,716)
States and political subdivisions	10,732	(34)	36,797	(489)	47,529	(523)
Corporate Notes	28,339	(213)	27,698	(185)	56,037	(398)
Mortgage-backed securities	50,093	(223)	66,620	(1,673)	116,713	(1,896)
Equity securities	2,186	(70)	32	(3)	2,218	(73)

Total	$151,766	$(1,057)	$186,792	$(3,549)	$338,558	$(4,606)

At September 30, 2007, the combined depreciation in value of the 276 individual security holdings in an unrealized loss position was 2.04% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of September 30, 2007, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the

Company believes the declines in value are attributable to changes in market interest rates and not the credit quality of the issuer.
Note 4. Loans
Loans, net of unearned income, consist of the following:

	September 30, 2007		December 31, 2006
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial and agricultural	$94,168	7.60%	$106,645	8.30%
Commercial real estate	396,147	31.97%	421,067	32.77%
Residential real estate	500,760	40.41%	506,370	39.41%
Construction	167,089	13.48%	158,566	12.34%
Consumer	77,724	6.27%	88,666	6.90%
Other	3,319	0.27%	3,549	0.28%

Total	$1,239,207	100.00%	$1,284,863	100.00%

Loans held for sale	$2,294		$781

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
Financial instruments whose contract amounts represent credit risk at September 30, 2007, are commitments to extend credit (including availability of lines of credit) of $222.12 million and standby letters of credit and financial guarantees written of $3.23 million. Additionally, the Company had gross notional amount of outstanding commitments to lend related to secondary market mortgage loans of $8.10 million at September 30, 2007.
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
The following table details the Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2007 and 2006.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Beginning balance	$13,934	$14,710	$14,549	$14,736
Provision for loan losses	—	579	—	1,798
Charge-offs	(1,009)	(832)	(2,813)	(2,936)
Recoveries	265	489	1,454	1,348

Ending balance	$13,190	$14,946	$13,190	$14,946

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of September 30, 2007, and December 31, 2006.

	September 30,	December 31,
(In Thousands)	2007	2006
Interest-bearing demand deposits	$143,719	$140,578
Savings deposits	348,457	317,678
Certificates of deposit	686,564	691,744

Total	$1,178,740	$1,150,000

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at September 30, 2007, and December 31, 2006.

	September 30,	December 31,
(In thousands)	2007	2006
FHLB borrowings	$275,905	$182,207
Subordinated debt	15,464	15,464
Other long-term debt	573	—

Total	$291,942	$197,671

FHLB borrowings include $275.00 million in convertible and callable advances and $905 thousand of noncallable term advances from the FHLB at September 30, 2007. The weighted average interest rates of advances are 4.46% and 4.64% at September 30, 2007, and December 31, 2006, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings is 4.35% at September 30, 2007. The fair value of the interest rate swap was $(180) thousand at September 30, 2007.

At September 30, 2007, the FHLB advances have maturities between three and fourteen years. The scheduled maturities of the advances are as follows:

(In Thousands)	Amount
2007	$—
2008	—
2009	—
2010	25,000
2011	—
2012 and thereafter	250,905

Total	$275,905

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
Also included in borrowings is $15.46 million of junior subordinated debentures (the “Debentures”) issued by the Company in October 2003 to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”), with an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are callable beginning October 8, 2008. The net proceeds from the offering were contributed as capital to the Company’s subsidiary bank to support further growth.
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
Note 8. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income. The following table summarizes the components of comprehensive income.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Net income	$7,316	$7,185	$21,879	$21,321
Other comprehensive income Unrealized (loss) gain on securities available-for-sale	(2,055)	6,673	(9,723)	1,087
Reclassification adjustment for losses (gains) realized in net income	52	4	(27)	(23)
Unrealized (loss) gain on derivative securities	(1,095)	(1,090)	(620)	413
Income tax effect	1,239	(2,220)	4,148	(576)

Total other comprehensive (loss) income	(1,859)	3,367	(6,222)	901

Comprehensive income	$5,457	$10,552	$15,657	$22,222

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
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.17 billion at September 30, 2007. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through over fifty locations in the four states of Virginia, West Virginia, North Carolina and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc., a North Carolina-based full-service insurance agency offering commercial and personal lines (“GreenPoint”). The Bank is the parent of Investment Planning Consultants, Inc., a SEC-registered investment advisory firm that offers wealth management and investment advice (“IPC”). The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”.
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
COMPANY OVERVIEW
The Company is a full service commercial financial holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, IPC, and GreenPoint, and offers a wide range of financial services. The Company reported total assets of $2.17 billion at September 30, 2007.
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
The Company also conducts asset management activities through its Trust and Financial Services Division and its registered investment advisory firm, IPC. These two divisions manage assets with a market value of $844 million. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.
MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY
In September 2007, the Company acquired GreenPoint, a High Point, North Carolina, insurance agency. As of September 30, 2007, GreenPoint had annualized commission revenues of approximately $4.60 million. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The acquisition of GreenPoint added $7.19 million of goodwill and intangibles. The Company is in the process of identifying and valuing intangibles. The Company also assumed $5.57 million debt in connection with the acquisition, of which approximately $5.00 million was paid off at closing.
In October 2007, the Company opened a new branch location in Daniels, West Virginia. In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina, area. The Company currently has plans to open four more branch offices during the next six months. In Richmond, Virginia, locations are planned for the Chesterfield Towne Center and on Mechanicsville Turnpike, Route 360. In West Virginia, locations are planned for Summersville and Princeton.
In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.
In November 2006, the Company completed the acquisition of IPC, a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration aggregating up to $1.43 million in the form of the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition.
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
RESULTS OF OPERATIONS
Overview
Net income for the three months ended September 30, 2007, was $7.32 million, or $0.65 per basic and diluted share, compared with $7.19 million or $0.64 per basic and diluted share for the three months ended September 30, 2006, an improvement of $131 thousand, or 1.82%. Return on average assets was 1.34% for the three months ended September 30, 2007, compared with 1.45% for the same period in 2006. Return on average equity for the three months ended September 30, 2007, was 13.31% compared with 14.05% for the three months ended September 30, 2006.
Net income for the nine months ended September 30, 2007, was $21.88 million, or $1.95 per basic and $1.94 per diluted share, compared with $21.32 million or $1.90 per basic and $1.89 per diluted share for the nine months ended September 30, 2006, an improvement of $558 thousand, or 2.62%. Return on average assets was 1.38% for the nine months ended September 30, 2007, compared with 1.45% for the same period in 2006. Return on average equity for the nine months ended September 30, 2007, was 13.40%, compared with 14.29% for the nine months ended September 30, 2006.
Net Interest Income – Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $17.14 million for the three months ended September 30, 2007, compared with $17.76 million for the corresponding period in 2006, a decrease of $613 thousand, or 3.45%. Tax-equivalent net interest income totaled $18.28 million for the three months ended September 30, 2007, a decrease of $494 thousand from $18.78 million for the third quarter of 2006. The net decrease was due mostly to increases in rates paid on interest-bearing liabilities which outpaced increases in the rates earned on loans and securities.
Compared with the third quarter of 2006, average earning assets increased $184.58 million while interest-bearing liabilities increased $194.93 million. The yield on average earning assets decreased by 13 basis points to 6.86% from 6.99%. Total cost of interest-bearing liabilities increased 34 basis points between the third quarters of 2006 and 2007, which resulted in a net interest rate spread that was 47 basis points lower at 3.23% compared with 3.70% for the same period last year. The Company’s tax-equivalent net interest margin of 3.70% for the three months ended September 30, 2007, decreased 50 basis points from 4.20% for the same period of 2006.
The rate earned on loans increased one basis point to 7.48% from 7.47%. The effect of the September 18, 2007, 50 basis point cut in the target federal funds rate by the Federal Open Market Committee and the associated decline in the prime rate was late enough to not have a material effect on loan yields in the third quarter. Declines in the average portfolio balances contributed largely to a net $1.09 million decrease in tax-equivalent loan interest income compared with the third quarter of 2006.
The largest contributors to the increase in the tax-equivalent interest income in 2007 were the increases in both average balance and rate earned on the securities portfolio. During the three months ended September 30, 2007, the tax-equivalent yield on available-for-sale securities increased 19 basis points to 5.79%, while the average balance increased by $242.92 million. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities. As net payoffs in the loan portfolio are realized, the Company has been reinvesting those funds in securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the third quarter of 2006, average interest-bearing balances with banks increased to $33.54 million during the third quarter of 2007, as the yield increased 15 basis points to 4.78%. Interest-bearing balances with banks is made up largely of excess liquidity bearing overnight market rates and a small portfolio of certificates of deposit. The rate earned on overnight balances has risen along with increases in short-term benchmark interest rates. The balance has increased as the Company experienced higher levels of liquidity during the third quarter.

Compared with the same period in 2006, the average balances of interest-bearing demand and savings deposits increased $1.29 million and $8.26 million, respectively, for the three months ended September 30, 2007. The average rate paid on interest-bearing demand deposits decreased by one basis point, while the average rate paid on savings increased 31 basis points. Average time deposits increased $23.18 million while the average rate paid increased 43 basis points from 4.04% in 2006 to 4.47% in 2007. Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, increased $24.95 million to $173.63 million, while the rate increased 12 basis points to 3.46%. The level of average non-interest-bearing demand deposits decreased $11.08 million to $229.45 million during the quarter ended September 30, 2007, compared with the corresponding period of the prior year.
The changes in average deposits between the two quarters include the effect of the previously disclosed sale of the Company’s Rowlesburg, West Virginia, branch office. The average deposit balances held by that branch in the third quarter of 2006 totaled $10.71 million.
Compared with the same period in 2006, average federal funds purchased decreased $1.30 million to $751 thousand during the third quarter of 2007. Wholesale repurchase agreements increased $48.91 million, as the Company added approximately $50.00 million of wholesale repurchase agreements funding in the latter part of 2006. The average balance of FHLB borrowings and other long-term debt increased by $91.30 million in 2007 to $291.39 million, while the rate paid on those borrowings decreased 19 basis points. The Company borrowed an additional $100 million in FHLB advances early in the second quarter of 2007 that have a weighted-average cost of 4.18%.
Net Interest Income – Year-to-Date Comparison (See Table II)
Net interest income was $51.17 million for the nine months ended September 30, 2007, compared with $53.99 million for the corresponding period in 2006, a decrease of $2.82 million, or 5.23%. Tax-equivalent net interest income totaled $54.53 million for the nine months ended September 30, 2007, a decrease of $2.47 million from $57.00 million for the first nine months of 2006. The net decrease was due mostly to increases in rates paid on interest-bearing liabilities which outpaced increases in the rates earned on loans and securities.
Compared with the first nine months of 2006, average earning assets increased $123.49 million while interest-bearing liabilities increased $128.01 million. The yield on average earning assets increased one basis point to 6.91% from 6.90%. Total cost of interest-bearing liabilities increased 49 basis points during the first nine months of 2007, which resulted in a net interest rate spread that was 48 basis points lower at 3.32% compared with 3.80% for the same period last year. The Company’s tax-equivalent net interest margin of 3.81% for the nine months ended September 30, 2007, decreased 45 basis points from 4.26% for the same period of 2006.
The rate earned on loans increased to 7.50% from 7.38%, which is attributable to the general rise in market rates of interest since the beginning of 2006. Declines in the average portfolio balances contributed largely to a net $2.59 million decrease in tax-equivalent loan interest income compared with the first nine months of 2006.
The largest contributors to the increase in the tax-equivalent interest income in 2007 were the increases in both average balance and rate earned on the securities portfolio. During the nine months ended September 30, 2007, the tax-equivalent yield on available-for-sale securities increased 30 basis points to 5.76%, while the average balance increased by $198.82 million. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities. As net payoffs in the loan portfolio are realized, the Company has been reinvesting those funds in securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the first nine months of 2006, average interest-bearing balances with banks decreased to $29.73 million during the first nine months of 2007, as the yield increased 34 basis points to 4.83%. Interest-bearing balances with banks is made up largely of excess liquidity bearing overnight market rates and a small portfolio of certificates of deposit. The rate earned on those balances has risen along with increases in short-term benchmark interest rates. The balance has decreased as the Company has invested in higher yielding securities.
Compared with the same period in 2006, the average balances of interest-bearing demand and savings deposits decreased $42 thousand and $20.81 million, respectively, for the nine months ended September 30, 2007. The average rate paid on interest-bearing demand deposits increased by one basis point, while the average rate paid on savings increased 27 basis points. Average time deposits increased $21.83 million while the average rate paid increased 65 basis points from 3.79% in 2006 to 4.44% in 2007. Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, increased $30.54 million to $167.15 million, while the rate increased 36 basis points to 3.55%. The level of average non-interest-bearing demand deposits decreased slightly to $231.19 million during the nine months ended September 30, 2007, compared with the corresponding period of the prior year.
The changes in average deposits between the two periods include the effect of the previously disclosed sale of the Company’s Drakes Branch, Virginia, and Rowlesburg, West Virginia, branch offices. The average deposit and repurchase agreement balances held by those two branches in the first nine months of 2006 totaled $21.38 million.
Compared with the same period in 2006, average federal funds purchased increased $2.72 million to $5.45 million during the first nine months of 2007, while the average rate increased 28 basis points. Wholesale repurchase agreements increased $49.63 million, as the Company added approximately $50.00 million of wholesale repurchase agreement funding in the latter part of 2006. The average balance of FHLB borrowings and other long-term debt increased by $45.99 million in 2007 to $247.43 million, while the rate paid on those borrowings increased four basis points. The Company borrowed an additional $100 million in FHLB advances early in the second quarter that have a weighted-average cost of 4.18%.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Loans: (2)
Taxable	$1,243,913	$23,448	7.48%	$1,304,500	$24,562	7.47%
Tax-exempt	2,617	49	7.43%	1,339	24	7.11%

Total	1,246,530	23,497	7.48%	1,305,839	24,586	7.47%
Securities available for sale:
Taxable	480,767	6,766	5.58%	269,061	3,490	5.15%
Tax-exempt	185,432	2,949	6.31%	154,221	2,482	6.39%

Total	666,199	9,715	5.79%	423,282	5,972	5.60%
Securities held to maturity:
Taxable	377	6	6.31%	385	6	6.18%
Tax-exempt	12,214	248	8.06%	20,013	406	8.05%

Total	12,591	254	8.00%	20,398	412	8.01%
Interest-bearing deposits	33,538	404	4.78%	24,758	289	4.63%

Total Earning Assets	1,958,858	33,870	6.86%	1,774,277	31,259	6.99%
Other assets	212,178			195,726

TOTAL ASSETS	$2,171,036			$1,970,003

LIABILITIES
Interest-bearing deposits:
Demand deposits	$145,324	$119	0.32%	$144,034	$120	0.33%
Savings deposits	344,866	2,088	2.40%	336,611	1,773	2.09%
Time deposits	698,280	7,876	4.47%	675,098	6,867	4.04%

Total interest-bearing deposits	1,188,470	10,083	3.37%	1,155,743	8,760	3.01%
Borrowings:
Federal funds purchased	751	10	5.28%	2,050	14	2.71%
Retail repurchase agreements	173,630	1,516	3.46%	148,676	1,250	3.34%
Wholesale repurchase agreements	50,000	556	4.41%	1,087	12	4.38%
FHLB borrowings and other long-term debt	291,394	3,424	4.66%	200,096	2,448	4.85%

Total borrowings	515,775	5,506	4.24%	351,909	3,724	4.20%

Total interest-bearing liabilities	1,704,245	15,589	3.63%	1,507,652	12,484	3.29%

Non-interestbearing demand deposits	229,452			240,528
Other liabilities	19,290			18,901
Stockholders’ Equity	218,049			202,922

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,171,036			$1,970,003

Net Interest Income, Tax Equivalent		$18,281			$18,775

Net Interest Rate Spread (3)			3.23%			3.70%

Net Interest Margin (4)			3.70%			4.20%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
	(Dollars in Thousands)
ASSETS
Loans: (2)
Taxable	$1,253,069	$70,325	7.50%	$1,321,656	$72,953	7.38%
Tax-exempt	2,140	120	7.50%	1,466	85	7.75%

Total	1,255,209	70,445	7.50%	1,323,122	73,038	7.38%
Securities available for sale:
Taxable	430,792	17,765	5.51%	259,540	9,581	4.94%
Tax-exempt	178,980	8,502	6.35%	151,417	7,208	6.36%

Total	609,772	26,267	5.76%	410,957	16,789	5.46%
Securities held to maturity:
Taxable	379	18	6.35%	388	17	5.86%
Tax-exempt	15,792	947	8.02%	21,289	1,283	8.06%

Total	16,171	965	7.98%	21,677	1,300	8.02%
Interest-bearing deposits	29,726	1,073	4.83%	31,637	1,063	4.49%

Total Earning Assets	1,910,878	98,750	6.91%	1,787,393	92,190	6.90%
Other assets	203,831			184,092

TOTAL ASSETS	$2,114,709			$1,971,485

LIABILITIES
Interest-bearing liabilities:
Demand deposits	$146,283	$349	0.32%	$146,325	$338	0.31%
Savings deposits	329,854	5,537	2.24%	350,662	5,166	1.97%
Time deposits	700,006	23,245	4.44%	678,178	19,229	3.79%

Total interest-bearng deposits	1,176,143	29,131	3.31%	1,175,165	24,733	2.81%
Borrowings:
Federal funds purchased	5,447	229	5.62%	2,731	109	5.34%
Retail repurchase agreements	167,154	4,441	3.55%	136,619	3,257	3.19%
Wholesale repurchase agreements	50,000	1,651	4.41%	366	12	4.38%
FHLB borrowings and other long-term debt	247,428	8,773	4.74%	201,437	7,083	4.70%

Total borrowings	470,029	15,094	4.29%	341,153	10,461	4.10%

Total interest-bearing liabilities	1,646,172	44,225	3.59%	1,516,318	35,194	3.10%

Non-interestbearing demand deposits	231,187			237,517
Other liabilities	19,064			18,175
Stockholders’ Equity	218,286			199,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,114,709			$1,971,485

Net Interest Income, Tax Equivalent		$54,525			$56,996

Net Interest Rate Spread (3)			3.32%			3.80%

Net Interest Margin (4)			3.81%			4.26%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to dollar amounts.

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
	Compared to 2006			Compared to 2006
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans (1)	$(1,118)	$29	$(1,089)	$(3,747)	$1,154	$(2,593)
Securities available for sale (1)	3,248	495	3,743	7,634	1,844	9,478
Securities held to maturity (1)	(158)	—	(158)	(332)	(3)	(335)
Interest-bearing deposits with other banks	102	13	115	(64)	74	10

Total interest-earning assets	2,074	537	2,611	3,491	3,069	6,560

Interest Paid On:
Demand deposits	1	(2)	(1)	—	11	11
Savings deposits	43	272	315	(307)	678	371
Time deposits	236	773	1,009	619	3,397	4,016
Fed funds purchased	(9)	5	(4)	108	12	120
Retail repurchase agreements	210	56	266	675	509	1,184
Wholesale repurchase agreements	540	4	544	1,627	12	1,639
FHLB borrowings and other long-term debt	1,117	(141)	976	1,617	73	1,690

Total interest-bearing liabilities	2,138	967	3,105	4,339	4,692	9,031

Change in net interest income, tax-equivalent	$(64)	$(430)	$(494)	$(848)	$(1,623)	$(2,471)

Provision and Allowance for Loan Losses
The allowance for loan losses was $13.19 million at September 30, 2007, $14.55 million at December 31, 2006 and $14.95 million at September 30, 2006. The Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2007 and 2006, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Allowance for loan losses
Beginning balance	$13,934	$14,710	$14,549	$14,736
Provision for loan losses	—	579	—	1,798
Charge-offs	(1,009)	(832)	(2,813)	(2,936)
Recoveries	265	489	1,454	1,348

Net charge-offs	(744)	(343)	(1,359)	(1,588)

Ending balance	$13,190	$14,946	$13,190	$14,946

The total allowance for loan losses to loans held for investment ratio was 1.06% at September 30, 2007, compared with 1.13% at December 31, 2006, and 1.15% at September 30, 2006. Management considers the allowance adequate based upon its analysis of the portfolio as of September 30, 2007. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.

Throughout the first three quarters of 2007, the Company had excellent experience with charge-offs and recoveries with net charge-offs of $744 thousand and $1.36 million for the third quarter and year-to-date periods, respectively. The lower year-to-date net charge-offs and improving credit quality metrics led the Company to make no provision for loan losses for the first nine months of 2007.
Non-interest Income
Non-interest income consists of all revenues which are not included in interest and fee income related to earning assets. Non-interest income for the third quarter of 2007 was $6.02 million compared with $5.10 million in the same period of 2006, an increase of $922 thousand, or 18.09%. Wealth management revenues increased $285 thousand to $908 thousand, reflective of the additional revenues generated by the IPC acquisition. Service charges on deposit accounts increased $395 thousand, or 15.13%, to $3.01 million. Other service charges, commissions, and fees increased $152 thousand, or 20.27%. Other operating income was relatively even at $1.15 million, an increase of $34 thousand compared with 2006.
Non-interest income for the first nine months of 2007 was $16.78 million compared with $15.77 million in 2006, an increase of $1.02 million, 6.44%. Wealth management revenues increased $893 thousand to $2.93 million, also reflective of the addition of IPC. In the first nine months of 2007, service charges on deposit accounts increased $394 thousand, or 5.13%, to $8.08 million. Other service charges, commissions, and fees increased $408 thousand, or 18.54%. Other operating income was $2.96 million, a decrease of $828 thousand compared with 2006. The first nine months of 2006 included a $702 thousand gain on the sale of the Drakes Branch, Virginia, banking office and a $676 thousand partial recovery from a fraud claim that is more than a decade old.
During the third quarter and first nine months of 2007, securities gains of $50 thousand and $209 thousand, respectively, were realized, compared with a loss of $6 thousand and a gain of $60 thousand in the respective comparable periods in 2006.
Non-interest Expense
Non-interest expense totaled $12.84 million for the quarter ended September 30, 2007, an increase of $623 thousand, or 5.10%, from the same period in 2006. Salaries and benefits for the current quarter increased $393 thousand compared to 2006. Within that increase, actual wages increased only $88 thousand, or 1.61%, from 2006. Increases in executive retirement plan accruals, incentive compensation accruals, and commissions expense made up the remainder of the increase. Other non-interest expense total $4.41 million for the third quarter of 2007, an increase of $346 thousand, or 8.51%, from $4.06 million for the third quarter of 2006. The increase between comparable periods is due mostly to increases in legal expense and new account promotions. Occupancy and furniture and fixtures expenses remained relatively stable between the comparable periods.
Year-to-date non-interest expense totaled $37.07 million compared with $38.13 million for the same period in 2006, a decrease of $1.07 million, or 2.79%. The decrease is the result of the Company’s measures to control costs and capture efficiencies available from recent acquisitions and changes in the Company’s organization structure. Those cost control efforts began in earnest in the second quarter of 2006 and focused on consolidation of backroom operations and a reduction of branch staffing levels. The results of those cost control measures are decreases in year-to-date salaries and benefits of $1.71 million, or 8.23%, from the comparable prior year period. Occupancy and furniture and fixtures expenses, as well as intangible amortization, remained relatively stable between the comparable periods. Other operating expenses increased $870 thousand, or 7.69%, between the comparable periods, and include the aforementioned increases in legal and new account promotion expenses as well as certain consulting expenses associated with changes in the Company’s retail operations.
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
For the third quarter of 2007, income taxes were $3.01 million compared with $2.88 million for the third quarter of 2006. For the quarters ended September 30, 2007 and 2006, the effective tax rates were 29.16% and 28.59%, respectively. For the first nine months of 2007, income taxes were $9.01 million compared with $8.51 million for the first nine months of 2006.

For the nine-month periods ended September 30, 2007 and 2006, the effective tax rates were 29.16% and 28.52%, respectively. The effective tax rate was higher during the first nine months of 2007 due mostly to lower levels of available tax credits than in the comparable period of 2006.
FINANCIAL CONDITION
Total assets at September 30, 2007, increased $140.95 million to $2.17 billion from December 31, 2006, an annualized growth rate of 9.27%. The growth reflects deposit growth, capitalized earnings, and additional borrowings, which were deployed in various fixed income investments.
Securities
Available-for-sale securities were $671.36 million at September 30, 2007, compared with $508.37 million at December 31, 2006, an increase of $162.99 million. The Company has continued to reinvest net paydowns from the loan portfolio through the purchase of state and federal securities, various mortgage-backed securities, and single-issue and pooled trust preferred securities.
Held-to-maturity securities declined to $12.55 million at September 30, 2007, reflective of continuing paydowns, maturities, and calls within the portfolio. The market value of investment securities held-to-maturity was 101.82% and 101.65% of book value at September 30, 2007, and December 31, 2006, respectively.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Available-for-sale and held-to-maturity securities are reviewed quarterly for other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. Management does not believe any unrealized loss, individually or in the aggregate, as of September 30, 2007, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the decrease in value is attributable to changes in market interest rates and not the credit quality of the issuer.
Loan Portfolio
Loans Held for Sale: The $2.29 million balance of loans held for sale at September 30, 2007, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at September 30, 2007, was $8.10 million on 61 loans.
Loans Held for Investment: Total loans held for investment were $1.24 billion at September 30, 2007, declines of $45.66 million and $60.01 million from December 31 and September 30, 2006, respectively. The average loan to deposit ratio decreased to 87.91% for the third quarter of 2007, compared with 92.97% for the fourth quarter of 2006 and 93.52% for the third quarter of 2006. The 2007 year-to-date average loans of $1.26 billion decreased $67.91 million when compared with the average for the first nine months of 2006 of $1.32 billion.
Over the course of the last three years, the Company has taken aggressive measures to tighten its commercial underwriting standards. The more stringent underwriting has led to excellent credit quality, but coupled with the loss of commercial loan officers has resulted in the decreases in the loan portfolio. The Company also continues to realize net payoffs in the area consumer finance, as it competes with credit card lenders.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of September 30, 2007, December 31, 2006, and September 30, 2006.

	September 30, 2007		December 31, 2006		September 30, 2006
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$94,168	7.60%	$106,645	8.30%	$105,624	8.13%
Commercial real estate	396,147	31.97%	421,067	32.77%	425,622	32.76%
Residential real estate	500,760	40.41%	506,370	39.41%	509,940	39.25%
Construction	167,089	13.48%	158,566	12.34%	160,840	12.38%
Consumer	77,724	6.27%	88,666	6.90%	95,000	7.31%
Other	3,319	0.27%	3,549	0.28%	2,194	0.17%

Total	$1,239,207	100.00%	$1,284,863	100.00%	$1,299,220	100.00%

Loans Held for Sale	$2,294		$781		$1,046

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $3.08 million at September 30, 2007, $4.07 million at December 31, 2006, and $4.41 million at September 30, 2006. The percentage of non-performing assets to total loans and OREO was 0.25% at September 30, 2007, 0.32% at December 31, 2006, and 0.34% at September 30, 2006.
The following schedule details non-performing assets by category at the close of each of the quarters ended September 30, 2007 and 2006, and December 31, 2006.

	September 30,	December 31,	September 30,
(In Thousands)	2007	2006	2006
Non-accrual	$2,869	$3,813	$3,657
Ninety days past due and accruing	—	—	—
Other real estate owned	211	258	753

Total non-performing assets	$3,080	$4,071	$4,410

Restructured loans performing in accordance with modified terms	$253	$272	$281

At September 30, 2007, non-accrual loans decreased $944 thousand from December 31, 2006, and decreased $788 thousand from September 30, 2006. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $211 thousand at September 30, 2007, and is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits increased by $8.27 million during the first nine months of 2007. Non interest-bearing demand deposits decreased by $20.47 million and interest-bearing demand deposits increased $3.14 million. Savings increased $30.78 million and time deposits decreased $5.18 million.
Securities sold under repurchase agreements increased $25.60 million in the first nine months of 2007 to $226.78 million. There were $15.60 million of federal funds purchased outstanding at September 30, 2007.
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
Stockholders’ Equity
Total stockholders’ equity increased $4.43 million from December 31, 2006, as the Company continued to balance capital adequacy and returns to stockholders. The increase in equity was due mainly to net earnings of $21.88 million, less dividends paid to stockholders of $9.09 million, net increases of $2.13 million in treasury stock, and other comprehensive loss of $6.22 million.
The Company repurchased 108,300 shares in the third quarter of 2007 and a total of 163,500 shares since December 31, 2006. The share repurchases are part of an overall treasury share repurchase plan. The Company has availability under the plan to purchase approximately 226,532 additional shares.
Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. Risk-based capital guidelines weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2007, the Company’s total capital to risk-weighted assets ratio was 12.01% versus 12.69% at December 31, 2006. The Company’s Tier 1 capital to risk-weighted assets ratio was 11.37% at September 30, 2007, compared with 11.60% at December 31, 2006. The Company’s Tier 1 leverage ratio at September 30, 2007, was 8.02% compared with 8.50% at December 31, 2006. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels prescribed for banks.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At September 30, 2007, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $59.30 million, investment securities available-for-sale of $671.36 million, and FHLB credit availability of approximately $143.41 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of September 30, 2007, and December 31, 2006, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are effected.
Rate Sensitivity Analysis

(Dollars in Thousands)	September 30, 2007
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(5,833)	(7.8)	$(40,051)	(12.4)
100	(2,929)	(3.9)	(23,000)	(7.1)
(100)	1,410	1.9	(3,027)	(0.9)
(200)	1,372	1.8	(17,264)	(5.4)

	December 31, 2006
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(2,006)	(2.8)	$(16,229)	(5.4)
100	(958)	(1.3)	(7,453)	(2.5)
(100)	(1,024)	(1.4)	(4,301)	(1.4)
(200)	(1,614)	(2.3)	(18,278)	(6.1)
When comparing the impact of the rate shock analysis between September 30, 2007, and December 31, 2006, the changes in net interest income reflect measures taken to position the balance sheet in a more liability sensitive position.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. For management’s assessment over financial reporting, refer to the Company’s Annual Report on Form 10-K, “Management’s Assessment of Internal Control Over Financial Reporting.”

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
     (b) Not Applicable
     (c) Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the three months ended September 30, 2007.

				Maximum
			Total Number of	Number of
	Total # of	Average	Shares Purchased	Shares That May
	Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan
July 1-31, 2007	27,500	$29.60	27,500	258,244
August 1-31, 2007	48,300	29.45	48,300	209,944
September 1-30, 2007	32,500	32.90	32,500	226,532

Total	108,300	$30.52	108,300

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company held 323,468 shares in treasury at September 30, 2007.
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not Applicable
ITEM 5. Other Information
Not Applicable

Item 6. Exhibits
     (a) Exhibits

Exhibit No.		Exhibit

3(i)	—	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	—	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	—	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	—	Indenture Agreement dated September 25, 2003. (11)

4.3	—	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	—	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

10.1	—	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1	—	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2	—	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3	—	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2) (6)

10.4	—	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (4)

10.5	—	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (4)

10.6	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)

10.7	—	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	—	Reserved.

10.9	—	Form of Indemnification Agreement between First Community Bancshares, its Directors and Certain Executive Officers. (9)

10.10	—	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	—	Reserved.

10.12	—	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	—	Reserved.

10.14	—	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15	—	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)

31.1	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer

32	—	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 10, 2007.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Reserved.

(17)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed on November 8, 2006.

(18)	Reserved.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: November 9, 2007

/s/ John M. Mendez John M. Mendez President & Chief Executive Officer (Principal Executive Officer)

DATE: November 9, 2007

/s/ David D. Brown David D. Brown Chief Financial Officer (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350