Form 10-K
period 2007-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2008-03-13
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-19297

FIRST COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation)	55-0694814 (IRS Employer Identification No.)

P.O. Box 989 Bluefield, Virginia (Address of principal executive offices)	24605-0989 (Zip Code)

(276) 326-9000
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $1.00 par value	NASDAQ Global Select

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Approximately $293,778,610 based on the closing sales price at June 29, 2007.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common Stock, $1.00 Par Value; 11,003,346 shares outstanding as of March 11, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 29, 2008, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

General

First Community Bancshares, Inc. (the “Company”) is a bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. (the “Bank”), a national banking association that conducts commercial banking operations within the states of Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company also owns GreenPoint Insurance Group, Inc. (“GreenPoint”), a full-service insurance agency acquired in September 2007, and Investment Planning Consultants (“IPC”), an investment advisory firm acquired in November 2006. The Company had total consolidated assets of approximately $2.15 billion at December 31, 2007, and conducts its banking operations through fifty-seven locations and four wealth management offices.

The Company is a bank holding company, and its banking operations are expected to remain the principal business and major source of revenue for the Company. The Company provides a mechanism for ownership of the subsidiary banking operations, provides capital funds as required, and serves as a conduit for distribution of dividends to stockholders. The Company also considers and evaluates options for growth and expansion of the existing subsidiary banking operations. The Company currently derives substantially all of its revenues from dividends paid by its subsidiary bank. Dividend payments by the Bank are determined in relation to earnings, asset growth and capital position and are subject to certain restrictions by regulatory agencies as described more fully under Regulation and Supervision of this item.

Employees

The Company and its subsidiaries employed 615 full-time equivalent employees at December 31, 2007. Management considers employee relations to be excellent.

Regulation and Supervision

General

The supervision and regulation of the Company and its subsidiaries by the banking agencies is intended primarily for the protection of depositors, the deposit insurance fund of the FDIC, and the banking system as a whole, and not for the protection of stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

The following description summarizes some of the laws to which the Company and the Bank are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act (“GLB Act”) and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA, the GLB Act, and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Notwithstanding the foregoing, the GLB Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval is generally required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

Under the GLB Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well-capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Company elected financial holding company status in December 2006.

Safe and Sound Banking Practices.  Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.

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

Under both guidelines, Tier 1 capital (sometimes referred to as “core capital”) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital). Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. At December 31, 2007, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.45% and its ratio of total capital to risk-weighted assets was 12.34%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their overall condition. At December 31, 2007, the Company’s leverage ratio was 8.09%.

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

The Bank

The Bank is a national association and is subject to supervision and regulation by the Office of the Comptroller of Currency (“OCC”). Since the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), the Bank is also subject to supervision and regulation by the FDIC. Because the Federal Reserve Board regulates the Company, and because the Bank is a member of the Federal Reserve System, the Federal Reserve Board also has regulatory authority which directly affects the Bank.

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

Capital adequacy requirements of the OCC limit the amount of dividends that may be paid by the Bank. The Bank cannot pay a dividend if, after paying the dividend, it would be classified as “undercapitalized.” In addition, without the OCC’s approval, dividends may not be paid by the Bank in an amount in any calendar year which exceeds its total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. National banks also may not pay dividends in excess of total retained profits, including current year’s earnings after deducting bad debts in excess of reserves for loan losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. At December 31, 2007, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.55% and its ratio of total capital to total risk-weighted assets was 11.44%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. At December 31, 2007, the Bank’s leverage ratio was 7.44%.

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

Deposit Insurance Assessments.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The DIF was created by the merger of the Bank Insurance Fund and Savings Association Insurance Fund provided for in the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as enacted in February 2006. Under the new risk-based assessment system, which became effective January 1, 2007, the FDIC evaluates the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The FDIC also adopted a new base schedule of rates that it can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The designated reserve ratio is currently set at 1.25% of estimated insured deposits.

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

USA PATRIOT Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) was enacted in October 2001. The Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting moneylaundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures in light of the Patriot Act’s anti-money laundering and bank secrecy act requirements. The Company believes that its controls and procedures are in compliance with the Patriot Act.

Website Access to Company Reports

The Company makes available free of charge on its website at www.fcbinc.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the Securities and Exchange Commission (“SEC”). Investors are encouraged to access these reports and the other information about the Company’s business on its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K. The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request of its Investor Relations department at the Company’s main address, P.O. Box 989, Bluefield, VA 24605.

Forward-Looking Statements

This Annual Report on Form 10-K may include “forward-looking statements”, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Annual Report on Form 10-K. Therefore, the Company cautions you not to place undue reliance on these forward-looking statements.

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

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, and (ii) the fair value of the Company’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect the Company’s ability to pay its obligations and pay dividends.

The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations of its own. The Company currently depends on the Bank’s cash and liquidity as well as dividends to pay the Company’s operating expenses and dividends to shareholders. No assurance can be made that in the future that the Bank will have the capacity to pay the necessary dividends and that the Company will not require dividends from the Bank to satisfy the Company’s obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OCC, the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations or is otherwise unable to pay dividends to the Company, the Company may not be able to service its obligations as they become due, including payments required to be made to the FCBI Capital Trust, a business trust subsidiary of the Company, or pay dividends on the Company’s common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Bank’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings and profitability.

The Company’s business is subject to various lending and other economic risks that could adversely impact the Company’s results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown, could hurt the Company’s business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond the Company’s control. A deterioration in economic conditions, in particular an economic slowdown within the Company’s geographic region, could result in the following consequences, any of which could have a material adverse effect on the Company’s business:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for the Company’s products and services may decline; and

•	collateral for loans made by the Company may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with the Company’s loans held for investment.

The declining real estate market could impact the Company’s business.

The Company’s business activities and credit exposure are concentrated in Virginia, West Virginia, North Carolina, Tennessee and the surrounding region. A continued downturn in this regional real estate market could hurt the Company’s business because of the geographic concentration within this regional area. If there is a significant decline in real estate values, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans.

The Company’s level of credit risk is increasing due to its focus on commercial lending, and the concentration on small businesses and middle market customers with heightened vulnerability to economic conditions.

Commercial business and commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business and commercial real estate loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle.

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

The Company and its subsidiaries’ operations are subject to extensive regulation and supervision by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Banking regulations governing the Company’s operations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. These laws, rules and regulations, or any other laws, rules or regulations, that may be adopted in the future, could make compliance more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank and otherwise adversely affect the Company’s business, financial condition or prospects.

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

Potential Acquisitions May Disrupt the Company’s Business and Dilute Stockholder Value

The Company may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to the Company’s business.

•	Potential diversion of the Company’s management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

During 2007, the Company acquired GreenPoint, a full-service insurance agency located in High Point, North Carolina. Details of this transaction are presented in Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 hereof.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments as of the filing date of this 2007 Annual Report on Form 10-K.

ITEM 2.	PROPERTIES.

The Company generally owns its offices, related facilities, and unimproved real property. The principal offices of the Company are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. The Company operates 60 locations, with 17 offices in Virginia, 26 in West Virginia, 11 in North Carolina, one in South Carolina, and five in Tennessee. The Company owns 44 of its banking offices while others are leased or are located on leased land. There are no mortgages or liens against any property of the Bank or the Company. A complete listing of all branches and ATM sites can be found on the Internet at www.fcbresource.com. Information on such website is not part of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is currently a defendant in various legal actions and asserted claims involving lending and collection activities and other matters in the normal course of business. Although the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse affect on the financial position or the results of operations of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The number of common stockholders of record on December 31, 2007, was 2,431 and outstanding shares totaled 11,069,646. The number of common stockholders is measured by the number of recordholders.

The Company’s common stock trades on the NASDAQ Global Select market under the symbol, FCBC. On December 31, 2007, the Company’s year-end common stock price was $31.89, a 19.39% decrease from the $39.56 closing price on December 31, 2006.

Book value per common share was $19.61 at December 31, 2007, compared with $18.92 at December 31, 2006, and $17.29 at the close of 2005. The year-end market price for the Company’s common stock of $31.89 represents 162.62% of the Company’s book value as of the close of the year and reflects total market capitalization of $353.01 million. Utilizing the year-end market price and 2007 diluted earnings per share, the Company’s common stock closed the year trading at a price/earnings multiple of 12.2 times diluted earnings per share.

Cash dividends for 2007 totaled $1.08 per share, up $0.04 or 3.85% from the $1.04 paid in 2006. The 2007 dividends resulted in a cash yield on the year-end market value of 3.39%. Total dividends paid for the current and prior years totaled $12.08 million and $11.66 million, respectively.

The following table sets forth the high and low stock prices, book value per share, and dividends paid per share on the Company’s common stock during the periods indicated.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Dividends Paid	$0.27	$0.27	$0.27	$0.27
High	42.30	39.21	37.45	38.85
Low	35.19	28.89	25.40	30.07

2006
Dividends Paid	$0.26	$0.26	$0.26	$0.26
High	35.27	33.00	34.44	41.17
Low	30.16	29.50	30.04	31.67

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date, remains open and no plans have expired during the reporting period. No determination has been made to terminate the plan or to stop making purchases. The following table sets forth open market purchases by the Company of its equity securities during the fourth quarter of 2007.

				Maximum
			Total Number	Number of
	Total		of Shares	Shares That
	Number of	Average	Purchased as	May Yet Be
	Shares	Price Paid	Part of Publicly	Purchased
	Purchased	per Share	Announced Plan	Under the Plan

October 1-31, 2007	9,000	33.46	9,000	218,032
November 1-30, 2007	81,200	33.41	81,200	141,027
December 1-31, 2007	33,800	33.15	33,800	120,634

Total	124,000	$33.35	124,000

On September 28, 2007, the Company completed the acquisition of GreenPoint Insurance Group, Inc. (“GreenPoint”), an insurance agency located in High Point, North Carolina,. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of its common stock.

Total Return Analysis

The following chart was compiled by SNL Securities LC, and compares cumulative total shareholder return of the Company’s common stock for the five-year period ended December 31, 2007, with the cumulative total return of the NASDAQ Composite index and the Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 49 bank holding companies that are traded on the NASDAQ, OTC Bulletin Board, and pink sheets with total assets between $1 billion and $5 billion and are located in the Southeast region of the United States. The cumulative returns include payment of dividends by the Company.

Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Community Bancshares, Inc.	100.00	122.13	137.10	122.41	160.36	133.59

S&P 500	100.00	128.68	142.69	149.70	173.34	182.86

NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

Asset Size & Regional Peer Group	100.00	134.94	159.26	164.27	182.54	131.50

ITEM 6.	SELECTED FINANCIAL DATA.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)

Balance Sheet Summary (at end of period)
Securities(a)	$676,195	$528,389	$428,554	$410,218	$473,177
Loans held for sale	811	781	1,274	1,194	424
Loans, net of unearned income	1,225,502	1,284,863	1,331,039	1,238,756	1,026,191
Allowance for loan losses	12,833	14,549	14,736	16,339	14,624
Assets related to discontinued operations	—	—	—	—	22,372
Total assets	2,149,838	2,033,698	1,952,483	1,830,822	1,672,727
Deposits	1,393,443	1,394,771	1,403,220	1,356,719	1,223,376
Borrowings	517,843	406,556	335,885	274,212	242,267
Liabilities related to discontinued operations	—	—	—	—	17,992
Total liabilities	1,932,740	1,820,968	1,757,982	1,647,589	1,497,692
Stockholders’ equity	217,098	212,730	194,501	183,233	175,035

Summary of Earnings
Total interest income	$127,591	$120,026	$109,508	$96,136	$90,641
Total interest expense	59,276	48,381	35,880	26,953	26,397
Provision for loan losses	717	2,706	3,706	2,671	3,419
Non-interest income	24,831	21,323	22,305	17,329	14,542
Non-interest expense	50,463	49,837	55,591	48,035	37,590
Income from continuing operations before
income taxes	41,966	40,425	36,636	35,806	37,777
Income tax expense	12,334	11,477	10,191	9,786	11,058
Income from continuing operations	29,632	28,948	26,445	26,020	26,719
(Loss) income from discontinued operations
before income taxes	—	—	(233)	(5,746)	(2,174)
Income tax (benefit) expense	—	—	(91)	(2,090)	(693)
(Loss) income from discontinued operations	—	—	(142)	(3,656)	(1,481)
Net income	29,632	28,948	26,303	22,364	25,238

(a)	Reflects the reclassification during 2003-2004 periods of Federal Reserve Bank and Federal Home Loan Bank stock from Securities Available for Sale to Other Assets, consistent with the 2005-2007 presentation.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data-continued	2007	2006	2005	2004	2003

Per Share Data
Basic earnings per share	$2.64	$2.58	$2.33	$1.99	$2.27
Basic earnings per common share-
continuing operations	2.64	2.58	2.35	2.32	2.41
Basic (loss) earnings per common share-
discontinued operations	—	—	(0.02)	(0.33)	(0.14)
Diluted earnings per common share	$2.62	$2.57	$2.32	$1.97	$2.25
Diluted earnings per common share-
continuing operations	2.62	2.57	2.33	2.29	2.39
Diluted (loss) earnings per common share-
discontinued operations	—	—	(0.01)	(0.32)	(0.14)
Cash dividends	$1.08	$1.04	$1.02	$1.00	$0.98
Book value at year-end	$19.61	$18.92	$17.29	$16.29	$15.57

Selected Ratios
Return on average assets	1.39%	1.46%	1.37%	1.24%	1.56%
Return on average assets-continuing	1.39%	1.46%	1.38%	1.45%	1.70%
Return on average equity	13.54%	14.32%	13.79%	12.53%	15.13%
Return on average equity-continuing	13.54%	14.32%	13.87%	14.58%	16.02%
Average equity to average assets	10.30%	10.21%	9.91%	9.88%	10.32%
Average equity to average assets-continuing	10.30%	10.21%	9.91%	9.96%	10.64%
Dividend payout	40.91%	40.31%	43.78%	50.25%	43.17%
Risk based capital to risk adjusted assets	12.34%	12.69%	11.65%	12.09%	14.55%
Leverage ratio	8.09%	8.50%	7.77%	7.62%	8.83%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included throughout this report. All statements other than statements of historical fact included in this report, including statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. As discussed below, the financial statements, footnotes, schedules and discussion within this report have been reformatted to conform to the presentation required for “discontinued operations” pursuant to the Company’s sale of its mortgage banking subsidiary in August 2004.

Executive Overview

First Community Bancshares, Inc. is a bank holding company that, through its bank subsidiary, provides commercial banking services and has positioned itself as a regional community bank and a financial services alternative to larger banks which often provide less emphasis on personal relationships, and smaller community banks which lack the capital and resources to efficiently serve customer needs. The Company has focused its growth efforts on building financial partnerships and more enduring and complete relationships with businesses and individuals through a very personal approach to banking and financial services. The Company and its operations are guided by a strategic plan which includes growth through acquisitions and through office expansion in new market areas including strategically identified metro markets in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. While the Company’s mission remains that of a community bank, management believes that entry into new markets will accelerate the Company’s growth rate by diversifying the demographics of its customer base and customer prospects and by generally increasing its sales and service network.

Economy

The local economies in which the Company operates are diverse and span a five-state region. West Virginia and Southwest Virginia continue to benefit from increasing coal and natural gas prices. These economies have significant exposure to extractive industries, such as coal and natural gas, which become more active and lucrative when oil prices rise. The local economies in the central portion of North Carolina have suffered in recent years due to foreign competition in both furniture and textiles, as well as consolidation in the financial services industry. Despite these detractions, the economies in this region continue to benefit from national companies relocating and expanding in the Triad and Central Piedmont areas. The Eastern Virginia local economies are benefiting from a wide array of corporate and government activities and relocations.

The capital markets have experienced significant illiquidity in the last half of 2007, which has had an adverse effect on the valuation of debt securities.

Competitive Focus

As the Company competes for increased market share and growth in both loans and deposits it continues to encounter strong competition from many sources. Bank expansion through de novo branches and loan production offices has grown in popularity as a means of reaching out to new markets. Many of the markets targeted by the Company are also being entered by other banks in nearby markets and, in some cases, from more distant markets. Despite strong competition from other banks, credit unions and mortgage companies, the Company has seen success in newly established offices in Winston-Salem as well as other markets in both Virginia and North Carolina. The Company attributes this measure of success to its recruitment of local, established bankers and loan personnel in those targeted markets. Competitive forces impact the Company through pressure on interest yields, product fees and loan structure and terms; however, the Company has countered these pressures with its relationship style of banking, competitive pricing and a disciplined approach to loan underwriting.

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

Estimates, assumptions, and judgments are necessary principally when assets and liabilities are required to be recorded at estimated fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third party sources, when available. When third party information is not available, valuation adjustments are estimated by management primarily through the use of financial modeling techniques and appraisal estimates.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at levels management deems adequate to absorb probable losses inherent in the portfolio, and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The Company consistently applies a review process to periodically evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses.

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk factors, and general allocations to commercial, residential real estate, and consumer loans are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, among others, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

Recent Acquisitions and Branching Activity

In September 2007, the Company acquired GreenPoint Insurance Group (“GreenPoint”), an insurance agency located in High Point, North Carolina. As of September 30, 2007, GreenPoint had annualized commission revenues of approximately $4.60 million. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, portions of the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The acquisition of GreenPoint added $7.19 million of goodwill and intangibles to the Company’s balance sheet. The Company also assumed $5.57 million debt in connection with the acquisition, of which approximately $5.00 million was retired at closing.

In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.

In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm located in Bluefield, West Virginia. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration of $1.43 million in the form of the Company’s common stock if certain future operating performance targets are met. If those operating targets are met, portions of the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. In December 2007, the Company issued 13,401 shares in connection with the acquisition of IPC.

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

The Company opened six branches during 2007 and has plans to open one new branch during the second quarter of 2008. New branches included two offices in Winston-Salem, North Carolina, two offices in Richmond, Virginia, and new offices in Daniels and Princeton, West Virginia. The remaining office to be opened is in Summersville, West Virginia.

RESULTS OF OPERATIONS

2007 COMPARED TO 2006

Net income for 2007 was $29.63 million, up $684 thousand from $28.95 million in 2006. Basic and diluted earnings per share for 2007 were $2.64 and $2.62, respectively, compared with basic and diluted earnings per share of $2.58 and $2.57, respectively, in 2006.

The Company’s key profitability ratios are return on average assets and return on average equity. Returns on average assets for 2007 and 2006 were 1.39% and 1.46%, respectively. The returns on average equity for 2007 and 2006 were 13.54% and 14.32%, respectively. The Companys returns compare favorably to national peer return on average assets and return on average equity of 0.98% and 11.23%, respectively, based on the September 2007 Bank Holding Company Performance Report prepared by the Federal Reserve Board.

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

Net interest income was $68.32 million for 2007, compared with $71.65 million for 2006. Tax-equivalent net interest income totaled $72.79 million for 2007, a decrease of $2.87 million from the $75.66 million reported for 2006. The decrease is attributable to a $759 thousand decrease due to volume and a $2.11 million decrease due to rate changes on the underlying assets and liabilities.

During 2007, average earning assets increased $122.68 million while average interest-bearing liabilities increased $136.71 million, in each case over the comparable period. The yield on average earning assets decreased three basis points to 6.89% for 2007 from 6.92% for 2006. Short-term market interest rates were very stable from August 2006 through July 2007. That stability positively impacted the rate earned on loans and securities, as new loan production and new securities purchased through September 2007 were being added at rates generally higher than those added in 2006. During, the last four months of 2007, the Federal Reserve’s target federal funds rate was decreased 100 basis points, and the average bank prime loan rate decreased in concert. Those decreases were the largest driver in the overall decrease in the Company’s yield on average earning assets.

Total cost of average interest-bearing liabilities increased 39 basis points to 3.57% during 2007. The Company’s time deposit portfolio experienced significant upward repricing during 2007, as many of the certificates written in a lower market rate environment matured and then repriced at a higher interest rate. The net result was a decrease of 42 basis points to net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities. Spread for 2007 was 3.32% compared with 3.74% for 2006. The Company’s tax-equivalent net interest margin of 3.80% for 2007 represents a decrease of 42 basis points from 4.22% in 2006.

Loan interest income decreased $3.94 million during 2007 as compared with 2006 as volume declined, while the yield on loans increased seven basis points. During 2007, the tax-equivalent yield on available-for-sale securities increased 27 basis points to 5.77% while the average balance increased by $196.83 million as compared with 2006. The average tax-equivalent yield increased due to the addition of higher-rate securities and the sales, maturities, and calls of lower-rate securities.

Average interest-bearing balances with banks declined $2.63 million during 2007 to $24.66 million, while the yield increased 20 basis points to 4.76%. These balances include overnight liquidity and a small portfolio of time deposits purchased in 2002. The yield on these balances is largely affected by changes in the target federal funds rate.

The Company attempts to control the cost of deposited funds in relation to the prevailing economic climate and competitive forces. The Company determines its overall balance sheet management goals through its Asset/Liability Management Committee. The average total cost of interest-bearing deposits rose 39 basis points in 2007 compared with 2006. The average rate paid on interest-bearing demand deposits decreased one basis point, while the average rate paid on savings, which includes money market and savings accounts, increased 22 basis points. The Company was successful in keeping rates paid on interest-bearing checking accounts relatively stable and increased money market account rates to remain competitive and retain deposit funding. In 2007, average time deposits decreased $17.62 million while the average rate paid increased 54 basis points to 4.44% as compared with 2006. The level of average non interest-bearing demand deposits decreased $9.13 million to $228.58 million in 2007 compared with the prior year.

Average federal funds purchased and repurchase agreements increased $72.29 million in 2007, due mostly to increases in the balances of repurchase agreements. The average rate paid on those funds also increased, as they are closely tied to the target federal funds rate and 3-month LIBOR. Average Federal Home Loan Bank (“FHLB”) advances increased $57.98 million while the rate paid on those borrowings increased one basis point in 2007. Other borrowings remained steady in 2007, but the rate paid increased 111 basis points because the majority of such borrowings consist of the Company’s trust preferred borrowing, which is indexed to 3-month LIBOR.

Average Balance Sheets and Net Interest Income Analysis

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
	(Dollars in thousands)

Earning Assets:
Loans Held for Investment:(2)	1,251,028	93,561	7.48%	1,316,475	97,500	7.41%	1,302,020	89,965	6.91%
Available-for-Sale Securities:
Taxable	444,413	24,702	5.56%	276,142	13,929	5.04%	262,715	11,062	4.21%
Tax-exempt	181,000	11,411	6.30%	152,437	9,655	6.33%	144,242	9,193	6.37%

Total	625,413	36,113	5.77%	428,579	23,584	5.50%	406,957	20,255	4.98%
Held-to-Maturity Securities:
Taxable	378	23	6.08%	386	22	5.70%	399	15	3.76%
Tax-exempt	14,842	1,189	8.01%	20,912	1,686	8.06%	28,336	2,269	8.01%

Total	15,220	1,212	7.96%	21,298	1,708	8.02%	28,735	2,284	7.95%
Interest-bearing
deposits with banks	24,662	1,175	4.76%	27,289	1,244	4.56%	32,100	1,077	3.36%

Total earning assets	1,916,323	$132,061	6.89%	1,793,641	$124,036	6.92%	1,769,812	$113,581	6.42%
Other assets	208,916			186,639			153,410

Total	$2,125,239			$1,980,280			$1,923,222

Interest-bearing liabilities:
Demand deposits	$147,856	$456	0.31%	$146,248	$462	0.32%	$152,774	$401	0.26%
Savings deposits	330,969	7,327	2.21%	343,854	6,857	1.99%	368,339	4,309	1.17%
Time deposits	697,996	30,974	4.44%	680,380	26,549	3.90%	658,915	19,321	2.93%
Federal funds purchased and
repurchase agreements	223,132	8,302	3.72%	150,839	5,079	3.37%	128,551	2,782	2.16%
FHLB borrowings and
other long-term debt	258,644	12,217	4.72%	200,570	9,434	4.70%	177,832	9,068	5.10%

Total interest-bearing liabilities	1,658,597	59,276	3.57%	1,521,891	48,381	3.18%	1,486,411	35,881	2.41%
Demand deposits	228,583			237,714			228,781
Other liabilities	19,210			18,551			17,355
Stockholders’ equity	218,849			202,124			190,675

Total	$2,125,239			$1,980,280			$1,923,222

Net Interest Income		$72,785			$75,655			$77,700

Net Interest Rate Spread(3)			3.32%			3.74%			4.01%

Net Interest Margin(4)			3.80%			4.22%			4.39%

(1)	Fully taxable equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the tax equivalent yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Rate and Volume Analysis of Interest

The following table summarizes the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in their interest rates. In this analysis, the changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to dollar amounts.

	2007 Compared to 2006			2006 Compared to 2005
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)

Interest Earned On(1):
Loans	$(4,845)	$906	$(3,939)	$1,003	$6,532	$7,535
Securities available for sale	10,297	2,232	12,529	1,088	2,241	3,329
Securities held to maturity	(490)	(6)	(496)	(595)	19	(576)
Interest-bearing deposits with other banks	(120)	51	(69)	(161)	328	167

Total interest-earning assets	4,842	3,183	8,025	1,335	9,120	10,455

Interest Paid On:
Demand deposits	5	(11)	(6)	(18)	79	61
Savings deposits	(257)	727	470	(286)	2,834	2,548
Time deposits	687	3,738	4,425	629	6,599	7,228
Federal funds purchased and repurchase agreements	2,434	789	3,223	482	1,815	2,297
FHLB borrowings and other long-term debt	2,732	51	2,783	1,159	(793)	366

Total interest-bearing liabilities	5,601	5,294	10,895	1,966	10,534	12,500

Change in net interest income	$(759)	$(2,111)	$(2,870)	$(631)	$(1,414)	$(2,045)

(1)	Fully taxable equivalent using a rate of 35%.

Provision for Loan Losses

The provision for loan losses for 2007 was $717 thousand, a decrease of $1.99 million when compared with 2006. The decrease in loan loss provision between the periods is primarily attributable to changes in specific allocations, decreases in commercial and consumer installment loan volume, reductions in net charge-offs, overall improved asset quality, and changes in various qualitative risk factors. Net charge-offs for 2007 and 2006 were $2.43 million and $2.89 million, respectively. Expressed as a percentage of average loans, net charge-offs decreased to 0.19% for 2007 from 0.22% in 2006.

Noninterest Income

Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income for 2007 was $24.83 million compared with $21.32 million in 2006. Wealth management income, which includes fees for trust services and commission and fee income generated by IPC, increased $1.07 million in 2007 compared with 2006, largely a result of the November 2006 acquisition of IPC.

Service charges on deposit accounts increased $1.15 million as a result of increased overdraft fees and a larger number of fee-based deposit accounts. Other service charges, commissions and fees reflected an increase of $608 thousand in 2007 compared with 2006, due mainly to increased debit card interchange income and ATM service fees.

The Company acquired its insurance subsidiary, GreenPoint Insurance Group, Inc., in September 2007. Essentially all income for the insurance subsidiary is derived from commissions earned on the sale of policies. Since acquisition, commissions earned on the sale of policies by GreenPoint in 2007 were $1.14 million.

Other operating income for 2007 includes a gain of $298 thousand resulting from the Company’s departure from a state banking association insurance operation. The Company was contractually required to exit the operation upon acquisition of GreenPoint. Other operating income for 2006 includes $1.04 million in gains from the sale of branch locations, as well as a $676 thousand recovery relating to a 1997 payment system fraud loss. The remaining components of other operating income increased $621 thousand compared with 2006. During 2007, the Company also recognized securities gains of $411 thousand, an increase of $336 thousand over gains recognized in 2006.

Noninterest Expense

Total noninterest expense was $50.46 million for 2007, an increase of $626 thousand over 2006. Salaries and benefits decreased approximately $1.02 million due to the Company’s efforts on expense control and efficiency and the implementation of a branch staffing model. During 2007, total full-time equivalent employees decreased to 615 from 624 at December 31, 2006. Full-time equivalent employees are calculated using the number of hours worked. Greenpoint accounted for approximately 51 full-time equivalent employees at year-end. Total full-time equivalent employees at the Bank and IPC decreased by 60 compared with 2006.

Occupancy expenses increased $112 thousand compared with 2006, as the Company opened new branches and acquired GreenPoint. Furniture and equipment expenses decreased $96 thousand, due mainly to a $90 thousand decrease in depreciation and amortization expense from 2006 to 2007.

All other operating expense accounts increased $1.57 million in 2007 compared with 2006. Contributing to the increase is in operating expenses were increased new account promotions of $245 thousand and consulting expense of $728 thousand. In 2007, service fees related to clearing costs for IPC also increased $339 thousand compared with 2006 and reflecting the full year impact in 2007. Professional fees also increased $207 thousand in 2007 compared with 2006 as the Company outsourced its internal audit function near mid-year 2007.

The Company uses an efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes this ratio better focuses attention on the core operating performance of the Company over time than does a GAAP-based ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental and is not a substitute for an analysis of performance based on GAAP measures. The reader is cautioned that the efficiency ratio used by the Company may not be comparable to efficiency ratios reported by other financial institutions.

In general, the efficiency ratio used by the Company is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation exclude amortization of intangibles and non-recurring expenses. Income for the ratio is increased for the favorable effect of tax-exempt income (see Average Balance Sheets and Net Interest Income Analysis), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, and non-recurring gains. The measure is different from the GAAP-based efficiency ratio, which also is presented in this report, which is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. Both types of efficiency ratio calculations are set forth and are reconciled in the table below.

Our (non-GAAP) efficiency ratios for continuing operations for 2007, 2006, and 2005 were 51.20%, 51.05%, and 53.83%, respectively. The following table details the components used in calculation of the efficiency ratios.

GAAP-based and Our Efficiency Ratios

	2007	2006	2005
	(Dollars in thousands)

GAAP-based efficiency ratio
Noninterest expenses	$50,463	$49,837	$55,591
Net interest income plus noninterest income	93,146	92,968	95,933

GAAP-based efficiency ratio	54.18%	53.61%	57.95%

Our efficiency ratio
Noninterest expenses — GAAP-based	$50,463	$49,837	$55,591
Less non-GAAP adjustments:
Foreclosed property expense	(185)	(248)	(288)
Amortization of intangibles	(467)	(410)	(435)
Prepayment penalties on FHLB advances	—	—	(3,794)
Other non-core, non-recurring expense items	(100)	(581)	—

Adjusted non-interest expenses	49,711	48,598	51,074

Net interest income plus noninterest income — GAAP-based	93,146	92,968	95,933
Plus non-GAAP adjustment:
Tax-equivalency	4,470	4,010	4,072
Less non-GAAP adjustments:
Security gains	(411)	(75)	(753)
Branch sale gains	—	(1,035)	(4,366)
Other non-core, non-recurring income items	(104)	(676)	—

Adjusted net interest income plus noninterest income	97,101	95,192	94,886

Our efficiency ratio	51.20%	51.05%	53.83%

Equity-Based Compensation

On January 1, 2006, the Company adopted the equity-based compensation accounting provisions of Statement of Financial Accounting Standards (“SFAS”) 123R. Through December 31, 2005, the Company accounted for equity-based compensation under APB Opinion No. 25, using the intrinsic value model. Under Opinion No. 25, the Company recognized no compensation expense related to stock options granted, and provided pro-forma disclosures of the effects of accounting for stock options under the fair value model. The Company selected the modified prospective method of transition. The adoption of the new equity-based compensation accounting standard resulted in increased compensation expense. The total after-tax compensation cost related to stock option awards vesting in 2007 and 2006 was approximately $148 thousand and $208 thousand, respectively.

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, and tax credits generated by investments in low income housing and historical building rehabilitation.

Consolidated income taxes for 2007 were $12.33 million, a 29.39% effective tax rate, compared with $11.48 million, a 28.39% effective tax rate for 2006. The effective tax rate was higher during 2007 due mostly to lower levels of available tax credits than in 2006.

2006 COMPARED TO 2005

Net income for 2006 was $28.95 million, up $2.65 million from $26.30 million in 2005. Basic and diluted earnings per share for 2006 were $2.58 and $2.57, respectively, compared with basic and diluted earnings per share of $2.33 and $2.32, respectively, in 2005. Returns on average assets for 2006 and 2005 were 1.46% and 1.37%, respectively. The returns on average equity for 2006 and 2005 were 14.32% and 13.79%, respectively.

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

Net interest income was $71.65 million for 2006, compared with $73.63 million for 2005. Tax-equivalent net interest income totaled $75.66 million for 2006, a decrease of $2.05 million from the $77.70 million reported for 2005. The decrease is primarily attributable to a $631 thousand decrease due to volume and a $1.41 million decrease due to rate changes on the underlying assets and liabilities.

During 2006, average earning assets increased $23.83 million while average interest-bearing liabilities increased $35.48 million, in each case over the comparable period. The yield on average earning assets increased 50 basis points to 6.92% from 6.42% for 2005. The rate earned on assets was positively impacted by the continued increases in short-term market interest rates throughout 2006.

Total cost of average interest-bearing liabilities increased 77 basis points to 3.18% during 2006, as liabilities were also affected by increases in short-term market interest rates. The net result was a decrease of 27 basis points to net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities. Spread for 2006 was 3.74% compared with 4.01% for 2005. The Company’s tax-equivalent net interest margin of 4.22% for 2006 was a decrease of 17 basis points from 4.39% in 2005.

The largest contributor to the increase in the yield on average earning assets in 2006, on a volume-weighted basis, was a 50 basis point increase in the rate earned on loans held for investment. The increase in rate contributed approximately $6.53 million to the $7.54 million change in interest income from the portfolio. The yield on variable-rate loans tied to Prime and other indices increased in response to the recent increases in short-term interest rates leading the overall portfolio yield to the higher level.

During 2006, the tax-equivalent yield on available-for-sale securities increased 52 basis points to 5.50% while the average balance increased by $21.62 million. The average tax-equivalent yield increased due to the addition of higher-rate securities and the sales, maturities, and calls of lower-rate securities.

Average interest-bearing balances with banks declined $4.81 million during 2006 to $27.29 million, while the yield increased 120 basis points to 4.56%. The yield on those balances is directly correlated to the increases in the target federal funds rate which occurred throughout the year.

Throughout 2006, the pressures of increasing short-term interest rates resulted in an increase of 86 basis points in the average cost of interest-bearing deposits. The average rate paid on interest-bearing demand deposits increased 6 basis points, while the average rate paid on savings, which includes money market and passbook accounts, increased 82 basis points. The Company was successful in keeping rates paid on interest-bearing checking accounts relatively stable and increased money market account rates to remain competitive and retain deposit funding. Average time deposits increased $21.47 million while the average rate paid increased 97 basis points to 3.90%. The level of average non interest-bearing demand deposits increased $8.93 million to $237.71 million compared with the prior year.

Average federal funds purchased and repurchase agreements increased $22.29 million, due mostly to increases in the balances of repurchase agreements. The average rate paid on those funds also increased, as they are closely tied to the target federal funds rate and 3-month LIBOR. Average FHLB advances increased $22.74 million while interest paid on those borrowings decreased 56 basis points as the Company repositioned its FHLB borrowings, and took advantage of lower interest rate borrowing products. In January of 2006, the Company borrowed $75.00 million from the FHLB. At the same time, the Company entered into a $50.00 million pay fixed, receive variable interest rate swap, effectively fixing the borrowing rate at approximately 4.34%. Other borrowings remained steady, but the rate paid increased 176 basis points because the majority of such borrowings consist of debentures associated with the Company’s trust preferred issue, which is indexed to 3-month LIBOR.

Noninterest Income

Noninterest income for 2006 was $21.32 million compared with $22.31 million in 2005. Wealth management income, which includes fees for trust services and commission and fee income generated by IPC (post-acquisition) and the Company’s prior investment advisory subsidiary, whose customer base migrated to IPC in 2006, decreased $145 thousand in 2006, or 4.91%, compared with 2005.

Service charges on deposit accounts increased $147 thousand, or 1.46%, while other service charges, commissions and fees reflected gains of $207 thousand, or 7.43%.

Other operating income includes $1.04 million and $4.37 million in gains from the sale of branch locations in 2006 and 2005, respectively. The remaining components of other operating income increased $2.8 million compared with 2005. The largest single item in that increase is the $976 thousand earned on the Company’s $25.00 million investment in life insurance made in April 2006. Also included in other income for 2006 is a $676 thousand recovery relating to a 1997 payment system fraud loss. During 2006, the Company also recognized securities gains of $75 thousand, which were $678 thousand less than those recognized in 2005.

Noninterest Expense

Total noninterest expense was $49.84 million for 2006, a decrease of $5.75 million over 2005. Salaries and benefits decreased approximately $2.61 million due to the Company’s refocused efforts on expense control and efficiency. During 2006, total full-time equivalent employees decreased to 624 from 684 at December 31, 2005. Also contributing to the decrease from year to year was the $3.79 million prepayment penalty incurred in connection with the early termination of $77.00 million of FHLB advances in 2005.

Occupancy and furniture and equipment expenses increased $165 thousand and $147 thousand, respectively, compared with 2005. The general level of occupancy and furniture and equipment costs in 2006 grew largely as a result of increases in depreciation associated with continued investment in facilities, operating equipment, and technology infrastructure.

All other operating expense accounts increased $367 thousand, or less than 3%, in 2006 compared with 2005.

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, and tax credits generated by investments in low income housing and historical building rehabilitation.

Consolidated income taxes for 2006 were $11.48 million, a 28.39% effective tax rate, compared with $10.10 million, an effective tax rate of 27.74%, for 2005. The effective tax rate for 2006 was greater than 2005 due to a lower proportion of tax-free municipal interest income and results of a state tax audit. An audit of state income, franchise, and sales tax in one of the Company’s tax jurisdictions was concluded during the fourth quarter of 2005. The outcome of this audit was favorable to the Company and resulted in total state income and franchise tax refunds of approximately $473 thousand, which was reflected in the 2005 provision for income tax expense.

FINANCIAL POSITION

Available-for-Sale Securities

Available-for-sale securities were $664.12 million at December 31, 2007, compared with $508.37 million at December 31, 2006, an increase of $155.75 million. The Company purchased securities throughout the year with liquidity provided by net loan portfolio payoffs and borrowings.

The Company attempts to maintain an acceptable level of interest rate risk within its securities portfolio. At December 31, 2007, the average life and duration of the portfolio were 6.9 years and 4.7, respectively. Average life and duration improved slightly from December 31, 2006, at 7.1 years and 5.4, respectively.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. A decline in value that is considered to be other-than-temporary would be recorded as a loss within noninterest income in the Consolidated Statements of Income. The Company does not believe any unrealized loss, individually or in the aggregate, as of December 31, 2007, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the recorded declines in the value of these securities at December 31, 2007 and 2006, are attributable to changes in market interest rates and not the credit quality of the issuers.

At December 31, 2007, there was one security of a single issuer, other than U.S. federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity. The Company held a AAA-rated, non-agency mortgage-backed security which had a book value and a market value at December 31, 2007, of $25.26 million and $23.58 million, respectively.

The following table details amortized cost and fair value of available-for-sale securities as of December 31, 2007, 2006, and 2005.

	December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

U.S. Government agency securities	$136,791	$139,237	$117,777	$116,061	$92,739	$91,424
States and political subdivisions	186,834	188,536	152,189	154,047	151,118	152,168
Corporate Notes	164,731	150,625	85,080	85,033	61,466	61,274
Mortgage-backed securities	177,984	176,727	146,444	144,754	94,954	92,994
Equities	8,597	8,995	6,933	8,475	5,390	6,521

Total	$674,937	$664,120	$508,423	$508,370	$405,667	$404,381

Held-to-Maturity Securities

Investment securities classified as held-to-maturity are comprised primarily of high-grade state and municipal bonds. These securities generally carry AAA bond ratings, most of which also carry credit enhancement insurance by major insurers of debt instruments. The portfolio totaled $12.08 million at December 31, 2007, compared with

$20.02 million at December 31, 2006. This decrease is reflective of continuing paydowns, maturities and calls within the portfolio. The market value of held-to-maturity investment securities was 101.85% and 101.65% of book value at December 31, 2007 and 2006, respectively. Recent trends in interest rates have had little effect on the portfolio market value since December 31, 2006, due to its larger percentage of municipal securities which display less price sensitivity to rate changes.

The average final maturity of the held-to-maturity investment portfolio decreased to 5.5 years at December 31, 2007, from 6.1 years at December 31, 2006, with the tax-equivalent yield decreasing to 7.96% at December 31, 2007, from 8.02% at year-end 2006. The weighted-average expected maturity, based on market assumptions for prepayment, was six months and ten months at December 2007 and 2006, respectively. The average maturity data differs from final maturity data because of the use of assumptions as to anticipated prepayments, and is generally a more accurate indicator of true average life of the investment.

The following table details amortized cost and fair value of held-to-maturity securities for the three years ended December 31, 2007.

	December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

States and political subdivisions	$11,699	$11,922	$19,638	$19,970	$23,781	$24,486
Corporate Notes	375	375	375	374	375	374
Mortgage-backed securities	1	1	6	6	17	17

Total	$12,075	$12,298	$20,019	$20,350	$24,173	$24,877

Loans Held for Sale

To mitigate interest rate risk, the Company sells most of the long-term, fixed-rate mortgage loans it originates in the secondary market. At December 31, 2007, the Company held $811 thousand of loans for sale to the secondary market, up from $781 thousand at December 31, 2006. The gross notional amount of outstanding commitments to originate mortgage loans for customers at December 31, 2007, was $10.94 million on 75 loans. The Company sells these mortgages on a best-efforts basis and generates non-interest income through origination fees and yield spread gains.

Loans Held for Investment

Total loans held for investment decreased $59.36 million to $1.23 billion at December 31, 2007, from $1.28 billion at December 31, 2006, as a result of decreased loan production and large payoffs occurring throughout 2007. The average loan to deposit ratio decreased to 89.02% for 2007, compared with 93.49% for 2006. Average loans held for investment for 2007 of $1.25 billion decreased $65.45 million when compared with the average for 2006 of $1.32 billion.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition at year-end 2003 through 2007.

Loan Portfolio Summary

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Commercial, financial and agricultural
	$96,261	$106,645	$110,211	$99,302	$69,395
Real estate — commercial	386,112	421,067	464,510	453,899	317,421
Real estate — construction	163,310	158,566	143,976	112,705	98,510
Real estate — residential	498,345	506,370	504,387	457,417	421,299
Consumer	75,450	88,679	106,206	113,639	119,195
Other	6,027	3,549	1,808	2,012	992

Total	1,225,505	1,284,876	1,331,098	1,238,974	1,026,812
Less unearned income	3	13	59	218	621

	1,225,502	1,284,863	1,331,039	1,238,756	1,026,191
Less allowance for loan losses	12,833	14,549	14,736	16,339	14,624

Net loans	$1,212,669	$1,270,314	$1,316,303	$1,222,417	$1,011,567

The Company maintained no foreign loans in the periods presented. Although the Company’s loans are made primarily in the five-state region in which it operates, the Company had no concentrations of loans to one borrower or industry representing 10% or more of outstanding loans at December 31, 2007.

The following table details the maturities and rate sensitivity of the Company’s loan portfolio at December 31, 2007.

	Remaining Maturities
		Over
	One Year	One to	Over
	and Less	Five Years	Five Years	Total	Percent
	(Amounts in thousands)

Commercial, financial and agricultural	$44,647	$42,473	$9,141	$96,261	7.85%
Real estate — commercial	67,303	241,549	77,260	386,112	31.51%
Real estate — construction	100,515	60,234	2,561	163,310	13.33%
Real estate — mortgage	48,588	147,901	301,856	498,345	40.66%
Consumer	16,248	54,891	4,308	75,447	6.16%
Other	3,398	2,005	624	6,027	0.49%

	$280,699	$549,053	$395,750	$1,225,502	100.00%

Rate Sensitivity:
Pre-determined rate	$138,417	$426,221	$107,322	$671,960	54.83%
Floating- or adjustable-rate	142,282	122,832	288,428	553,542	45.17%

	$280,699	$549,053	$395,750	$1,225,502	100.00%

Allowance for Loan Losses

The allowance is increased by charges to earnings in the form of provisions charged to current earnings and by recoveries of prior loan charge-offs, and decreased by loan charge-offs. The provisions are calculated to bring the allowance to a level, which, according to a systematic process of measurement, is reflective of the amount that management deems adequate to absorb probable losses. Additional information regarding the determination of the allowance for loan losses can be found in Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

The allowance for loan losses was $12.83 million at December 31, 2007, compared with $14.55 million at December 31, 2006. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2007, however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2003 through 2007.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Allowance for loan losses at beginning of period	$14,549	$14,736	$16,339	$14,624	$14,410
Acquisition balances	—	—	—	1,786	1,583
Charge-offs:
Commercial, financial, agricultural and commercial real estate	2,245	1,953	5,017	1,925	3,302
Real estate-residential	824	1,234	385	723	686
Installment	1,226	1,356	1,534	1,526	2,133

Total charge-offs	4,295	4,543	6,936	4,174	6,121

Recoveries:
Commercial, financial and agricultural	879	1,032	1,413	727	711
Real estate-residential	535	125	188	90	58
Installment	448	493	418	615	564

Total recoveries	1,862	1,650	2,019	1,432	1,333

Net charge-offs	2,433	2,893	4,917	2,742	4,788
Provision charged to operations	717	2,706	3,706	2,671	3,419
Reclassification of allowance for
lending-related commitments(1)	—	—	(392)	—	—

Allowance for loan losses at end of period	$12,833	$14,549	$14,736	$16,339	$14,624

Ratio of net charge-offs to average loans outstanding	0.19%	0.22%	0.38%	0.24%	0.49%
Ratio of allowance for loan losses to
total loans outstanding	1.05%	1.13%	1.11%	1.32%	1.43%

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

The following table details the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2007.

	December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands)

Commercial, financial and
agricultural	$7,441	53%	$8,418	53%	$9,993	58%	$11,700	57%	$9,414	47%
Real estate — mortgage	3,699	41%	3,858	39%	2,462	34%	2,084	34%	2,207	41%
Consumer	1,693	6%	2,273	8%	2,281	8%	2,555	9%	3,003	12%

Total	$12,833	100%	$14,549	100%	$14,736	100%	$16,339	100%	$14,624	100%

Risk Elements

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned. The levels of non-performing assets for the last five years ending December 31, 2007, are presented in the following table.

	December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)

Non-accrual loans	$2,923	$3,813	$3,383	$5,168	$2,993
Loans 90 days or more past due and still accruing interest	—	—	11	—	—

Total non-performing loans	2,923	3,813	3,394	5,168	2,993
Other real estate owned	545	258	1,400	1,419	2,091

Total non-performing assets	$3,468	$4,071	$4,794	$6,587	$5,084

Non-performing loans as a percentage of total loans	0.24%	0.30%	0.25%	0.42%	0.29%

Non-performing assets as a percentage of total loans and other real estate owned	0.28%	0.32%	0.36%	0.53%	0.49%

Allowance for loan losses as a percentage of non-performing loans	439.0%	381.6%	434.2%	316.2%	488.6%

Allowance for loan losses as a percentage of non-performing assets	370.0%	357.4%	307.4%	248.0%	287.6%

Total non-performing assets were $3.47 million at December 31, 2007, compared with $4.07 million at December 31, 2006, a decrease of $603 thousand. Non-accrual loans decreased by $890 thousand to $2.92 million at December 31, 2007, compared with 2006. Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquent loans, foreclosures, and movements into or out of the non-performing classification as a result of changing customer business conditions. There were no loans 90 days past due and still accruing at December 31, 2007 and 2006. Other real estate owned increased $287 thousand to $545 thousand in 2007 and is carried at the lesser of estimated net realizable value or cost.

Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss upon ultimate resolution.

The Company has considered all impaired loans in the evaluation of the adequacy of the allowance for loan losses at December 31, 2007. The following table presents additional detail of non-performing and restructured loans for the five years ended December 31, 2007. Additional information regarding nonperforming loans can be found in Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

	December 31,
	2007	2006	2005	2004	2003
	(Amounts in thousands)

Non-accruing loans	$2,923	$3,813	$3,383	$5,168	$2,993
Loans past due over 90 days and still accruing interest	—	—	11	—	—
Restructured loans performing
in accordance with modified terms	245	272	302	354	356
Gross interest income which would have
been recorded under original terms of
non-accruing and restructured loans	301	397	380	439	282
Actual interest income during the period	179	286	161	293	194

There are no outstanding commitments to lend additional funds to borrowers related to restructured loans.

Deposits

Total deposits decreased by $1.33 million during 2007. Noninterest-bearing demand deposits decreased during 2007 by $20.68 million while interest-bearing demand deposits increased $12.99 million. Savings deposits, which consist of money market accounts and savings accounts, increased $10.01 million during 2007 while time deposits decreased $3.65 million.

Average total deposits decreased slightly to $1.41 billion for 2007. Average interest-bearing demand deposits and time deposits increased $1.61 million and $17.62 million during 2007, respectively. Average noninterest-bearing demand deposits and savings deposits decreased $9.13 million and $12.89 million during 2007, respectively. In 2007, the average rate paid on interest bearing deposits was 3.29%, up 40 basis points from 2.89% in 2006. The attrition from interest-bearing demand and savings deposits and the continued increase in time deposits reflects the migration of new and current customer funds in response to the upward movement in time deposit interest rates during most of 2007.

Average Deposits and Average Rates

	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
				(Dollars in thousands)

Demand deposits	$147,856	$456	0.31%	$146,248	$462	0.32%	$152,774	$401	0.26%
Savings deposits	330,969	7,327	2.21%	343,854	6,857	1.99%	368,339	4,309	1.17%
Time deposits	697,996	30,974	4.44%	680,380	26,549	3.90%	658,915	19,321	2.93%

Total interest-bearing deposits	$1,176,821	$38,757	3.29%	$1,170,482	$33,868	2.89%	$1,180,028	$24,031	2.04%

Non-interest bearing demand deposits	$228,583			$237,714			$228,781

Borrowings

The Company’s borrowings consist primarily of overnight federal funds purchased from the FHLB and other sources, securities sold under agreements to repurchase, and term FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company.

Short-term borrowings increased on average approximately $72.29 million for 2007 compared with the prior year as a result of continued increases in portfolio assets. Funding cost is managed by the Company’s Asset/

Liability Management Committee, which monitors, among other things, product and pricing, overall cost of funds, and maintenance of an acceptable net interest margin.

Federal funds purchased were $18.50 million and $7.70 million, at December 31, 2007 and 2006, respectively. Repurchase agreements were $207.43 million and $201.19 million at December 31, 2007 and 2006, respectively. Retail repurchase agreements are sold to customers as an alternative to available deposit products and commercial treasury accounts. At December 31, 2007 and 2006, total repurchase agreements included $50.00 million of wholesale instruments, which were added during 2006. The weighted-average rate of those wholesale repurchase agreements was 3.85% and 4.30% at December 31, 2007 and 2006, respectively. The underlying securities included in repurchase agreements remain under the Company’s control during the effective period of the agreements.

Short-term borrowings include overnight federal funds and repurchase agreements. Balances and rates paid on short-term borrowings for continuing operations are summarized as follows:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

At year-end	$225,927	4.32%	$208,885	3.70%	$206,654	2.79%
Average during the year	223,132	3.72%	150,839	3.37%	128,551	2.16%
Maximum month-end balance	273,920		208,885		206,654

At December 31, 2007, FHLB borrowings included $275.00 million in convertible and callable advances and $888 thousand of noncallable advances for a total of $275.89 million. The weighted-average interest rate of all advances was 4.38% and 4.64% at December 31, 2007 and 2006, respectively. $50.00 million of the advances are hedged by an interest rate swap to approximate a fixed rate of 4.34%. After considering the effect of the interest rate swap, the weighted-average interest rate of all advances was 4.30% at December 31, 2007. At December 31, 2007, the FHLB advances had maturities between two and thirteen years.

Also included in other indebtedness is $15.46 million of junior subordinated debentures issued by the Company in October 2003 through FCBI Capital Trust, an unconsolidated trust subsidiary, with an interest rate of three-month LIBOR plus 2.95%. The debentures mature in October 2033 and are callable in October 2008.

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

Total liquidity of $493.72 million at December 31, 2007, is comprised of the following: cash on hand and deposits with other financial institutions of $52.75 million; unpledged available-for-sale securities of $305.01 million; held-to-maturity securities due within one year of $375 thousand; and FHLB credit availability of $135.58 million.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses these sources of funds to meet ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of securities.

At December 31, 2007, approved loan commitments outstanding amounted to $225.42 million. Certificates of deposit scheduled to mature in one year or less totaled $529.70 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

The following table presents contractual cash obligations as of December 31, 2007.

	Total Payments Due by Period
		Less Than	Two to	Four to	After
	Total	1 Year	Three Years	Five Years	5 Years
	(Amounts in thousands)

Deposits without a stated maturity(1)	$705,348	$705,348	$—	$—	$—
Federal funds borrowed and overnight security repurchase agreements	126,591	126,591	—	—	—
Certificates of Deposit(2)(3)	711,598	543,829	115,331	38,980	13,458
Term security repurchase agreements	119,526	50,737	5,296	5,121	58,372
FHLB advances(2)(3)	343,527	11,855	47,026	70,228	214,418
Trust preferred indebtedness	49,932	1,266	2,533	3,097	43,036
Leases	3,998	879	1,140	1,014	965

Total	$2,060,520	$1,440,505	$171,326	$118,440	$330,249

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2007. The interest to be paid on variable-rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

The following table presents detailed information regarding the Company’s off-balance sheet arrangements at December 31, 2007.

	Amount of Commitment Expiration Per Period
		Less Than	Two to	Four to	After
	Total	One Year(1)	Three Years	Five Years	Five Years
	(Amounts in thousands)

Commitments to extend credit Commercial, financial and agricultural	$33,902	$31,958	$1,787	$136	$21
Real estate — commercial	23,575	17,691	3,357	1,400	1,127
Real estate — residential	66,696	6,615	3,255	5,318	51,508
Real estate — construction	58,087	39,307	4,416	8,086	6,278
Consumer lines of credit	43,157	41,825	155	28	1,149

Total unused commitments	$225,417	$137,396	$12,970	$14,968	$60,083

Financial letters of credit	$1,763	$1,746	$—	$7	$10
Performance letters of credit	1,832	1,531	229	8	64

Total letters of credit	$3,595	$3,277	$229	$15	$74

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

The Company has a pay fixed and receive variable interest rate swap that effectively fixes $50 million of FHLB borrowings at 4.34% for a period of five years. Management does not anticipate this derivative transaction will have a significant impact on reported earnings or cash flows.

Stockholders’ Equity

Total stockholders’ equity increased $4.37 million to $217.10 million at December 31, 2007, as the Company balances capital adequacy and returns to stockholders through earnings retention, management of dividend payments to stockholders, and management of leverage and asset growth rates. The increase in equity in 2007 was due mainly to comprehensive net earnings of $22.12 million less dividends paid to stockholders of $12.08 million and net additions of treasury stock at a cost of $5.66 million.

Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. At December 31, 2007, the Company’s Tier I capital ratio was 11.45% compared with 11.60% in 2006. The Company’s total risk-based capital-to-asset ratio was 12.34% at December 31, 2007, compared with 12.69% at December 31, 2006. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies by the Federal Reserve Board. The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2007, was 8.09% versus 8.50% at December 31, 2006, both of which are well above the minimum levels prescribed by the Federal Reserve Board. See Note 14 of the Notes to Consolidated Financial Statements in Item 8 hereof.

Wealth Management Services

As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (Trust Division). The Trust Division reported market value of assets under management of $480 million and $507 million at December 31, 2007 and 2006, respectively. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.

The Trust Division employs a staff of trust professionals and support staff with a wide variety of estate and financial planning, investing and plan administration skills. The Trust Division is located within the Company’s banking offices in Bluefield, West Virginia. Services and trust development activities are offered to other branch locations and primary markets through the Bluefield-based division.

The Company also offers investment advisory services through the Bank’s wholly-owned subsidiary, IPC, which reported assets under management of $360 million and $354 million at December 31, 2007 and 2006, respectively. IPC utilizes the Raymond James investment platform, which provides all settlement and clearing services.

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

The Company’s primary component of operational revenue, net interest income, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components including repricing risk, basis risk, yield curve risk and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is the result of “embedded options”, often called put or call options, given or sold to holders of financial instruments.

In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk (“IRR”) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities, management’s estimate of yields to be attained in those future rate environments, and rates that will be paid on various deposit instruments and borrowings. Specific strategies for management of IRR have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the repricing term of the Bank’s interest-earning assets, and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing to mitigate the potential exposure. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. Based upon the latest simulation, the Company believes that it is in a neutral sensitivity position.

The Company has established policy limits for tolerance of interest rate risk that allow for no more than a 10% reduction in the next twelve months’ projected net interest income based on the income simulation compared with forecasted results. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits.

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity as of December 31, 2007 and 2006. The model simulates plus and minus 200 basis point changes from the base case rate simulation. This table, which illustrates the prospective effects of hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables.

Rate Sensitivity Analysis

2007
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change
	(Dollars in thousands)

200	$(3,124)	(4.2)	$(30,894)	(10.7)
100	(327)	(0.4)	(5,315)	(1.8)
(100)	(449)	(0.6)	(11,128)	(3.9)
(200)	(1,657)	(2.2)	(32,008)	(11.1)

2006
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change

200	$(2,006)	(2.8)	$(16,229)	(5.4)
100	(958)	(1.3)	(7,453)	(2.5)
(100)	(1,024)	(1.4)	(4,301)	(1.4)
(200)	(1,614)	(2.3)	(18,278)	(6.1)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Amounts in thousands, except share and per share data)

ASSETS
Cash and due from banks	$50,051	$47,909
Interest-bearing balances with banks	2,695	9,850

Total cash and cash equivalents	52,746	57,759
Securities available for sale (amortized cost of $674,937, 2007; $508,423, 2006)	664,120	508,370
Securities held to maturity (fair value of $12,298, 2007; $20,350, 2006)	12,075	20,019
Loans held for sale	811	781
Loans held for investment, net of unearned income	1,225,502	1,284,863
Less allowance for loan losses	12,833	14,549

Net loans held for investment	1,212,669	1,270,314
Premises and equipment, net	48,383	36,889
Other real estate owned	545	258
Interest receivable	12,465	12,141
Goodwill	66,310	60,135
Other intangible assets	3,746	2,061
Other assets	75,968	64,971

Total Assets	$2,149,838	$2,033,698

LIABILITIES
Deposits:
Noninterest-bearing	$224,087	$244,771
Interest-bearing	1,169,356	1,150,000

Total Deposits	1,393,443	1,394,771
Interest, taxes and other liabilities	21,454	19,641
Federal funds purchased	18,500	7,700
Securities sold under agreements to repurchase	207,427	201,185
FHLB borrowings and other indebtedness	291,916	197,671

Total Liabilities	1,932,740	1,820,968

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding in 2007 and 2006	—	—
Common stock, $1 par value; shares authorized: 25,000,000; shares issued: 11,499,018 in 2007 and 2006; shares outstanding: 11,069,646 in 2007 and 11,245,742 in 2006	11,499	11,499
Additional paid-in capital	108,825	108,806
Retained earnings	117,670	100,117
Treasury stock, at cost	(13,613)	(7,924)
Accumulated other comprehensive (loss) income	(7,283)	232

Total Stockholders’ Equity	217,098	212,730

Total Liabilities and Stockholders’ Equity	$2,149,838	$2,033,698

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands,
	except share and per share data)

Interest Income:
Interest and fees on loans	$93,501	$97,460	$89,903
Interest on securities-taxable	24,725	13,951	11,077
Interest on securities-nontaxable	8,190	7,371	7,451
Interest on federal funds sold and deposits in banks	1,175	1,244	1,077

Total interest income	127,591	120,026	109,508

Interest Expense:
Interest on deposits	38,757	33,868	24,030
Interest on short-term borrowings	9,760	6,977	9,721
Interest on long-term debt	10,759	7,536	2,129

Total interest expense	59,276	48,381	35,880

Net interest income	68,315	71,645	73,628
Provision for loan losses	717	2,706	3,706

Net interest income after provision for loan losses	67,598	68,939	69,922

Noninterest Income:
Wealth management income	3,880	2,811	2,956
Service charges on deposit accounts	11,387	10,242	10,095
Other service charges, commissions and fees	3,600	2,992	2,785
Insurance commissions	1,142	—	—
Net gains on sale of securities	411	75	753
Other operating income	4,411	5,203	5,716

Total noninterest income	24,831	21,323	22,305

Noninterest Expense:
Salaries and employee benefits	25,848	26,867	29,481
Occupancy expense of bank premises	4,180	4,068	3,903
Furniture and equipment expense	3,370	3,466	3,319
Amortization of intangible assets	467	410	435
Prepayment penalties on FHLB advances	—	—	3,794
Other operating expense	16,598	15,026	14,659

Total noninterest expense	50,463	49,837	55,591

Income from continuing operations before income taxes	41,966	40,425	36,636
Income tax expense	12,334	11,477	10,191

Income from continuing operations	29,632	28,948	26,445

Loss from discontinued operations before income tax	—	—	(233)
Income tax benefit	—	—	(91)

Loss from discontinued operations	—	—	(142)

Net income	$29,632	$28,948	$26,303

Basic earnings per common share	$2.64	$2.58	$2.33

Diluted earnings per common share	$2.62	$2.57	$2.32

Basic earnings per common share from continuing operations	$2.64	$2.58	$2.35

Diluted earnings per common share from continuing operations	$2.62	$2.57	$2.33

Dividends declared per common share	$1.08	$1.04	$1.02

Weighted average basic shares outstanding	11,204,676	11,204,875	11,269,258

Weighted average diluted shares outstanding	11,292,871	11,279,480	11,341,804

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Cash flows from operating activities — continuing operations:
Income from continuing operations	$29,632	$28,948	$26,445
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	717	2,706	3,706
Depreciation and amortization of premises and equipment	3,276	3,366	3,339
Intangible amortization	467	410	436
Net investment amortization and accretion	534	699	1,049
Gains on the sale of assets	(357)	(1,329)	(4,845)
Mortgage loans originated for sale	(42,598)	(33,565)	(37,593)
Proceeds from sale of mortgage loans	42,568	34,058	37,513
Equity-based compensation expense	271	427	—
Deferred income tax expense	216	465	1,864
Increase in interest receivable	(324)	(1,928)	(1,707)
Excess tax benefit from stock-based compensation	(327)	(201)	—
(Increase) decrease in other assets	(3,407)	215	(6,549)
Increase in other liabilities	1,781	769	1,516

Net cash provided by operating activities — continuing operations	32,449	35,040	25,174

Cash flows from investing activities — continuing operations:
Proceeds from sales of securities available for sale	12,010	14,185	33,159
Proceeds from maturities and calls of securities available for sale	28,635	23,515	44,115
Proceeds from maturities and calls of held to maturity securities	7,907	4,221	10,097
Purchase of securities available for sale	(211,321)	(139,624)	(111,223)
Purchase of bank-owned life insurance	—	(25,000)	—
Net decrease (increase) in loans made to customers	56,623	40,610	(104,307)
Cash used in divestitures and acquisitions, net	(5,364)	(22,046)	(32,630)
Purchase of premises and equipment	(15,160)	(5,709)	(3,215)
Proceeds from sale of equipment	526	402	1,018

Net cash used in investing activities — continuing operations	(126,144)	(109,446)	(162,986)

Cash flows from financing activities — continuing operations:
Net (decrease) increase in demand and savings deposits	2,158	(17,215)	(6,362)
Net increase (decrease) in time deposits	(3,649)	35,551	95,751
Net increase (decrease) in FHLB and other borrowings	93,272	68,440	(3,088)
Net increase (decrease) in federal funds purchased	10,800	(74,800)	50,000
Net increase in securities sold under agreement to repurchase	6,242	77,369	16,721
Proceeds from the exercise of stock options	781	1,305	522
Excess tax benefit from stock-based compensation	327	201	—
Acquisition of treasury stock	(9,170)	(4,566)	(1,303)
Dividends paid	(12,079)	(11,659)	(11,494)

Net cash provided by financing activities — continuing operations	88,682	74,626	140,747

Net increase (decrease) in cash and cash equivalents — continuing operations	$(5,013)	$220	$2,935

Cash flows from discontinued operations:
Net cash used in operating activities	$—	$—	$(142)
Net cash used in investing activities	—	—	—
Net cash used in financing activities	—	—	—

Net cash used in discontinued operations	$—	$—	$(142)

Cash and cash equivalents at beginning of year — continuing operations	$57,759	$57,539	$54,746
Cash and cash equivalents at beginning of year — discontinued operations	—	—	—

Cash and cash equivalents at beginning of year	$57,759	$57,539	$54,746

Cash and cash equivalents at end of year — continuing operations	$52,746	$57,759	$57,539
Cash and cash equivalents at end of year — discontinued operations	—	—	—

Cash and cash equivalents at end of year	$52,746	$57,759	$57,539

Supplemental information — Noncash items Transfers of loans to other real estate	$1,342	$1,281	$1,263

(See Note 1 for detail of income taxes and interest paid and Note 2 for supplemental information regarding detail of cash paid in acquisitions.)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	(Amounts in thousands, except share and per share information)

Balance December 31, 2004	$11,472	$108,263	$68,019	$(6,881)	$2,360	$183,233
Comprehensive income:
Net income	—	—	26,303	—	—	26,303
Other comprehensive income
Unrealized loss on securities available for sale of $5,647, net of $2,259 tax benefit	—	—	—	—	(3,388)	(3,388)
Less reclassification adjustment for gains realized in net income of $428, net of $171 tax benefit	—	—	—	—	257	257

Comprehensive income (loss)	—	—	26,303	—	(3,131)	23,172
Common dividends declared ($1.02 per share)	—	—	(11,494)	—	—	(11,494)
Purchase of 41,534 treasury shares at $31.38 per share	—	—	—	(1,303)	—	(1,303)
Acquisition of Stone Capital Management — 2,541 shares issued	2	85	—	—	—	87
Tax benefit from exercise of non-qualified stock options	—	102	—	—	—	102
Equity-based compensation	2	17	—	8	—	27
Exercise of 38,146 options under stock option plans	20	106	—	551	—	677

Balance December 31, 2005	11,496	108,573	82,828	(7,625)	(771)	194,501
Comprehensive income:
Net income	—	—	28,948	—	—	28,948
Other comprehensive income
Unrealized gain on securities available for sale of $1,242, net of $497 tax expense	—	—	—	—	745	745
Less reclassification adjustment for losses realized in net income of $10, net of $4 tax benefit	—	—	—	—	(6)	(6)
Unrealized gain on derivative securities of $441, net of $177 tax expense	—	—	—	—	264	264

Comprehensive income	—	—	28,948	—	1,003	29,951
Common dividends declared ($1.04 per share)	—	—	(11,659)	—	—	(11,659)
Purchase of 145,161 treasury shares at $31.46 per share	—	—	—	(4,566)	—	(4,566)
Acquisition of Stone Capital Management — 2,706 shares issued	3	85	—	—	—	88
Acquisition of Investment Planning Consultants — 39,874 shares issued	—	217	—	1,248	—	1,465
ESOP allocation 27,733 shares	—	16	—	867	—	883
Equity-based compensation	—	267	—	160	—	427
Tax benefit from exercise of stock options	—	335	—	—	—	335
Exercise of 63,655 options under stock option plans	—	(687)	—	1,992	—	1,305

Balance December 31, 2006	11,499	108,806	100,117	(7,924)	232	212,730
Comprehensive income:
Net income	—	—	29,632	—	—	29,632
Other comprehensive income
Unrealized loss on securities available for sale of $11,028, net of $4,411 tax benefit	—	—	—	—	(6,617)	(6,617)
Less reclassification adjustment for gains realized in
net income of $263, net of $105 tax expense	—	—	—	—	158	158
Unrealized loss on derivative securities of $1,760, net of $704 tax benefit	—	—	—	—	(1,056)	(1,056)

Comprehensive income	—	—	29,632	—	(7,515)	22,117
Common dividends declared ($1.08 per share)	—	—	(12,079)	—	—	(12,079)
Purchase of 287,500 treasury shares at $31.89 per share	—	—	—	(9,170)	—	(9,170)
Acquisition of GreenPoint Insurance Group — 49,088 shares issued	—	133	—	1,524	—	1,657
Acquisition of Investment Planning Consultants — 13,401 shares issued	—	30	—	425	—	455
Equity-based compensation	—	169	—	102	—	271
Tax benefit from exercise of stock options	—	336	—	—	—	336
Exercise of 45,665 options under stock option plans	—	(649)	—	1,430	—	781

Balance December 31, 2007	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements of First Community include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. First Community operates in the community banking segment through its subsidiary bank, First Community Bank, N. A. (the “Bank”).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank (“FHLB”) that are available for immediate withdrawal. Interest and income taxes paid were as follows:

	2007	2006	2005
	(Amounts in thousands)

Interest	$58,797	$46,241	$35,880
Income Taxes	12,097	9,717	8,962

Pursuant to agreements with the Federal Reserve Bank, the Company maintains a cash balance of approximately $1.0 million in lieu of charges for check clearing and other services.

Trading Securities

At December 31, 2007 and 2006, no securities were held for trading purposes and no trading account was maintained.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-Sale Securities

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as available-for-sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity, net of income taxes, and is entitled “Other Comprehensive Income.” Premiums and discounts are amortized to expense or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method. Other than temporary impairment, if any, on available-for-sale securities are included in net securities losses and gains. All securities, including held-to-maturity securities, are evaluated for indications of other-than-temporary impairment. For available-for-sale debt securities with unrealized losses, management has the intent and ability to hold these securities until such time as the value recovers or the securities mature.

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

Long-term Investments

Certain long-term equity investments representing less than 20% ownership are accounted for under the cost method, are carried at cost, and are included in other assets. These investments in operating companies represent required long-term investments in insurance, investment and service company affiliates or consortiums which serve as vehicles for the delivery of various support services. In accordance with the cost method, dividends received are recorded as current period revenues and there is no recognition of the Company’s proportionate share of net operating income or loss. The Company has determined that fair value measurement is not practical, and further, nothing has come to the attention of the Company that would indicate impairment of any of these investments.

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

Other Real Estate Owned

Other real estate owned and acquired through foreclosure is stated at the lower of cost or fair value less estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Expenses incurred in connection with operating the properties, subsequent write-downs and gains or losses upon sale are included in other noninterest expense.

Goodwill and Other Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill was $66.31 million and $60.14 million at December 31, 2007 and 2006, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits, ranging from seven to ten years while the weighted average remaining life of these core deposits is approximately 4.0 years. As of December 31, 2007 and 2006, the balance of core deposit intangibles was $4.59 million and $4.42 million, respectively, while the corresponding accumulated amortization was $3.41 million and $2.89 million, respectively. The net unamortized balance of identified intangibles associated with acquired deposits was $1.18 million and $1.53 million at December 31, 2007 and 2006, respectively. The acquisition of Greenpoint added $5.69 million of goodwill and $2.15 million in other identified intangible assets. The acquisition of Investment Planning Consultants, Inc. has added a total of $1.44 million of goodwill and $534 thousand in other intangible assets. Annual amortization expense of all intangibles for 2008 and the following four years is approximately $615 thousand, $577 thousand, $484 thousand, $479 thousand, and $290 thousand, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The progression of the Company’s goodwill and intangible assets for continuing operations for the three years ended December 31, 2007, is detailed in the following table:

		Other
	Goodwill	Intangibles
	(Amounts in thousands)

Balance at December 31, 2004	$58,828	$2,482
Dispositions	—	(109)
Tax Benefits, Exercise of Stock Options and Other Adjustments	354	—
Amortization	—	(436)

Balance at December 31, 2005	59,182	1,937
Acquisitions and dispositions, net	953	472
Tax Benefits, Exercise of Stock Options and Other Adjustments	—	—
Amortization	—	(348)

Balance at December 31, 2006	60,135	2,061
Acquisitions	6,175	2,152
Tax Benefits, Exercise of Stock Options and Other Adjustments	—	—
Amortization	—	(467)

Balance at December 31, 2007	$66,310	$3,746

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

Loan Fee Income

Loan origination and underwriting fees are reduced by direct and indirect costs associated with loan processing, including salaries, review of legal documents and obtainment of appraisals. Net origination fees and costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over the related commitment period. Net deferred loan costs were $574 thousand and $57 thousand at December 31, 2007 and 2006, respectively.

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2007, are detailed in Note 15 — Other Operating Expenses.

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

Income Taxes

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, income on bank-owned life insurance, certain dividend payments which are deductible by the Company, and tax credits generated by investments in low income housing and rehabilitation of historic structures.

The Company adopted FIN 48 on January 1, 2007, which had no significant impact. The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2003 through 2006 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

During 2005 and 2006, the Company invested in limited partnerships formed to perform the rehabilitation of properties certified as historic structures by the National Park Service. The Company’s investment in these partnerships generates federal and state historic tax credits. The associated credits are realized and the balance of the investment is written off at the time the buildings are placed in service. As of December 31, 2007, all buildings associated with the partnership investments were in service.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average shares outstanding increased by the dilutive effect of stock options. Basic and diluted net income per common share calculations follow:

	For the Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands, except share
	and per share data)

Basic:
Income from continuing operations	$29,632	$28,948	$26,445
Loss from discontinued operations	—	—	(142)

Net income	$29,632	$28,948	$26,303

Weighted average shares outstanding	11,204,676	11,204,875	11,269,258
Dilutive shares for stock options	65,320	74,605	72,546
Contingently issuable shares	22,875	—	—
Weighted average dilutive shares outstanding	11,292,871	11,279,480	11,341,804
Basic:
Earnings per share continuing operations	$2.64	$2.58	$2.35
Loss per share discontined operations	—	—	(0.02)
Earnings per share	2.64	2.58	2.33
Diluted:
Diluted earnings per share continuing operations	$2.62	$2.57	$2.33
Diluted loss per share discontined operations	—	—	(0.01)
Diluted earnings per share	2.62	2.57	2.32

Variable Interest Entities

The Company maintains ownership positions in various entities which it deems variable interest entities (“VIE’s”) as defined in FIN 46R. These VIE’s include certain tax credit limited partnerships and other limited liability companies which provide aviation services, insurance brokerage, investment brokerage, title insurance and other financial and related services. Based on the Company’s analysis, it is a non-primary beneficiary; accordingly, these entities do not meet the criteria for consolidation under FIN 46R. The carrying value of VIE’s was $1.89 million and $3.20 million at December 31, 2007 and 2006, respectively. The Company’s maximum possible loss exposure was $1.93 million and $3.24 million at December 31, 2007 and 2006, respectively. Management does not believe losses resulting from its involvement with the entities discussed above will be material.

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

Reclassifications

The Company has made certain reclassifications of amounts necessary to conform with the current year presentation. These reclassifications had no effect on the Company’s financial position, stockholders’ equity, or results of operations.

Other Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Company will account for business combinations under this Statement include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

The Company will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109 (“SAB 109”), which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, “Application of Accounting Principles to Loan Commitments,” this component of value was not incorporated into the fair value of the loan commitment. The Company adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007, related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS 133. The Company does not account for any other written loan commitments at fair value through earnings. The impact of SAB 109 will be to accelerate the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted, except for the impact of FASB Staff Position (FSP) 157-2. FSP 157-2 deferred adoption of SFAS 157 for nonfinancial assets and liabilities until years ended after November 15, 2008. The Company must adopt these new requirements no later than the first quarter of 2008. The Company has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.

In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted EITF 06-4 on January 1, 2008, and made a cumulative effect adjustment to equity of $523 thousand upon adoption.

Note 2.  Merger, Acquisitions and Branching Activity

In September 2007, the Company completed the acquisition of GreenPoint Insurance Group, Inc. (“GreenPoint”), an insurance agency located in High Point, North Carolina,. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of its common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, portions of the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The Company also assumed $5.57 million debt in connection with the acquisition, of which approximately $5.00 million was paid off at closing.

In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.

In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration of up to $1.43 million in the form of the Company’s common stock if certain future operating performance targets are met. If those operating targets are met, portions of the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill arising in the acquisition.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the net cash provided by or used in acquisitions and divestitures during the three years ended December 31, 2007.

	2007	2006	2005
	(Amounts in thousands)

Fair value of assets acquired	$382	$232	$—
Fair value of liabilities assumed	(1,167)	(17)	—
Purchase price in excess of net assets acquired	7,838	1,488	—

Total purchase price	7,053	1,703	—
Less non-cash purchase price	1,658	1,465	—
Less cash acquired	32	18	—

Net cash paid for acquisition	$5,363	$220	$—

Book value of assets sold	$—	$(4,678)	$(7,803)
Book value of liabilities sold	—	27,164	45,363
Sales price in excess of net liabilities assumed	—	(1,035)	(4,570)

Total sales price	—	21,451	32,990
Add cash on hand sold	—	395	166
Less amount due remaining on books	—	20	526

Net cash paid for divestiture	$—	$21,826	$32,630

Note 3.	Investment Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as available-for-sale are as follows:

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$136,791	$2,446	$—	$139,237
States and political subdivisions	186,834	2,667	(965)	188,536
Corporate Notes	164,731	—	(14,106)	150,625
Mortgage-backed securities	177,984	816	(2,073)	176,727
Equities	8,597	814	(416)	8,995

Total	$674,937	$6,743	$(17,560)	$664,120

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$117,777	$—	$(1,716)	$116,061
States and political subdivisions	152,189	2,379	(521)	154,047
Corporate Notes	85,080	350	(397)	85,033
Mortgage-backed securities	146,444	206	(1,896)	144,754
Equities	6,933	1,615	(73)	8,475

Total	$508,423	$4,550	$(4,603)	$508,370

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity, at December 31, 2007, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S.	States			Tax
	Government	and			Equivalent
	Agencies &	Political	Corporate		Purchase
Available For Sale	Corporations	Subdivisions	Notes	Total	Yield
	(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$—	$1,285	$—	$1,285	7.28%
After one year through five years	25,000	5,353	—	30,353	5.19%
After five years through ten years	41,370	82,166	70,909	194,445	5.73%
After ten years	70,421	98,030	93,822	262,273	6.15%

Amortized cost	$136,791	$186,834	$164,731	488,356

Mortgage-backed securities				177,984	5.32%
Equity securities				8,597	2.67%

Total Amortized cost				$674,937

Tax equivalent purchase yield	5.46%	6.36%	5.83%	5.93%
Average contractual maturity (in years)	9.35	11.21	17.34	12.75
Fair Value Maturity:
Within one year	$—	$1,288	$—	$1,288
After one year through five years	25,009	5,412	—	30,421
After five years through ten years	42,409	82,985	64,964	190,358
After ten years	71,819	98,851	85,661	256,331

Fair Value	$139,237	$188,536	$150,625	478,398

Mortgage-backed securities				176,727
Equity securities				8,995

Total Fair Value				$664,120

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a condition to membership in the FHLB system, the Bank is required to subscribe to a minimum level of stock in the FHLB. At December 31, 2007 and 2006, the Bank owned approximately $16.89 million and $12.68 million in FHLB stock, respectively, which is classified as other assets. Because of the redemption provisions of the FHLB stock, the Company estimates that fair value approximates cost resulting in no impairment at December 31, 2007 or 2006.

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as held-to-maturity are as follows:

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

States and political subdivisions	$11,699	$223	$—	$11,922
Other securities	375	—	—	375
Mortgage-backed securities	1	—	—	1

Total	$12,075	$223	$—	$12,298

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

States and political subdivisions	$19,638	$334	$(2)	$19,970
Other securities	375	—	(1)	374
Mortgage-backed securities	6	—	—	6

Total	$20,019	$334	$(3)	$20,350

The amortized cost and estimated fair value of securities by contractual maturity, at December 31, 2007, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	States			Tax
	and			Equivalent
	Political	Other		Purchase
Held-to-Maturity	Subdivisions	Securities	Total	Yield
	(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$—	$375	$375	6.08%
After one year through five years	5,847	—	5,847	7.87%
After five years through ten years	5,852	—	5,852	8.12%
After ten years	—	—	—	0.00%

Amortized cost	$11,699	$375	12,074

Mortgage-backed securities			1	6.90%

Total Amortized cost			$12,075

Tax equivalent purchase yield	8.00%	6.08%	7.94%
Average contractual maturity (in years)	5.62	0.75	5.47
Fair Value Maturity:
Within one year	$—	$375	$375
After one year through five years	5,928	—	5,928
After five years through ten years	5,994	—	5,994
After ten years	—	—	—

Fair Value	$11,922	$375	12,297

Mortgage-backed securities			1

Total Fair Value			$12,298

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $426.41 million and $341.76 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, there was one security of a single issuer, other than U.S. federal agency debentures and other U.S. government-sponsored agency securities, which exceeded 10% of stockholders’ equity. The Company held a AAA-rated, non-agency mortgage-backed security which had a book value and a market value at December 31, 2007, of $25.26 million and $23.58 million, respectively.

In 2007, net gains on the sale of securities were $411 thousand. Gross gains were $540 thousand while gross losses were $128 thousand. In 2006, net gains on the sale of securities were $75 thousand. Gross gains were $240 thousand while gross losses were $165 thousand.

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer for the years ended December 31, 2007

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2006. There were no securities for either period in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U. S. Government agency securities	$—	$—	$1,999	$—	$1,999	$—
States and political subdivisions	40,461	(900)	12,287	(65)	52,748	(965)
Corporate Notes	129,006	(12,431)	21,994	(1,675)	151,000	(14,106)
Mortgage-backed securities	7,991	(108)	63,393	(1,965)	71,384	(2,073)
Equity securities	2,269	(345)	1,759	(71)	4,028	(416)

Total	$179,727	$(13,784)	$101,432	$(3,776)	$281,159	$(17,560)

	December 31, 2006
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U. S. Government agency securities	$60,416	$(517)	$55,645	$(1,199)	$116,061	$(1,716)
States and political subdivisions	10,732	(34)	36,797	(489)	47,529	(523)
Corporate Notes	28,339	(213)	27,698	(185)	56,037	(398)
Mortgage-backed securities	50,093	(223)	66,620	(1,673)	116,713	(1,896)
Equity securities	2,186	(70)	32	(3)	2,218	(73)

Total	$151,766	$(1,057)	$186,792	$(3,549)	$338,558	$(4,606)

At December 31, 2007, the combined depreciation in value of the 159 individual securities in an unrealized loss position was approximately 2.69% of the combined reported value of the aggregate securities portfolio. At December 31, 2006, the combined depreciation in value of the 191 individual securities in an unrealized loss position was less than 1.00% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of December 31, 2007, represents an other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the change in value is attributable to changes in market interest rates and not the credit quality of the issuer. However, the Company acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Loans

Loans held for investment, net of unearned income, consist of the following at December 31:

	2007	2006
	(Amounts in thousands)

Real estate-commercial	$386,112	$421,067
Real estate-construction	163,310	158,566
Real estate-residential	498,345	506,370
Commercial, financial and agricultural	96,261	106,645
Loans to individuals for household and other consumer expenditures	75,447	88,666
All other loans	6,027	3,549

Total loans	$1,225,502	$1,284,863

In the normal course of business, the Company’s subsidiary bank has made loans to directors and executive officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans was $5.05 million and $5.01 million at December 31, 2007 and 2006, respectively. During 2007, approximately $1.67 million in new loans and increases were made, repayments totaled $936 thousand, and other decreases due to the change in composition of the Bank’s board members and executive officers approximated $693 thousand.

At December 31, 2007 and 2006, customer overdrafts totaling $3.23 million and $1.15 million, respectively, were reclassified as loans.

Note 5.	Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

	2007	2006	2005
	(Amounts in thousands)

Balance at January 1	$14,549	$14,736	$16,339
Provision for loan losses	717	2,706	3,706
Loans charged off	(4,295)	(4,543)	(6,936)
Recoveries credited to allowance	1,862	1,650	2,019

Net charge-offs	(2,433)	(2,893)	(4,917)
Reclassification of allowance for lending-related commitments(1)	—	—	(392)

Balance at December 31	$12,833	$14,549	$14,736

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

Management analyzes the loan portfolio regularly for concentrations of credit risk, including concentrations in specific industries and geographic location. At December 31, 2007, commercial real estate loans comprised 31.51% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent several different sectors of the commercial real estate market, including residential land development, single family and apartment building operators, commercial

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

real estate lessors, and hotel/motel developers. Underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined market limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

The majority of the loans in the current portfolio were made and collateralized in Virginia, West Virginia, North Carolina, Tennessee and the surrounding region. Although sections of the West Virginia and Southwestern Virginia economies are closely related to natural resources, they are supplemented by service industries. The Company’s presence in five states, Virginia, West Virginia, North Carolina, South Carolina, and Tennessee, provides additional diversification against geographic concentrations of credit risk.

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	2007	2006	2005
	(Amounts in thousands)

Recorded investment in loans considered to be impaired	$4,325	$5,786	$4,645
Loans considered to be impaired that were on a non-accrual basis	2,923	3,813	3,383
Recorded investment in impaired loans with related allowance	3,129	4,070	3,555
Allowance for loan losses related to loans considered to be impaired	880	1,531	1,528
Average recorded investment in impaired loans	4,762	6,410	5,687
Total interest income recognized on impaired loans	237	390	338
Recorded investment in impaired loans with no related allowance	1,196	1,716	1,090

Note 6.  Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2007	2006
	(Amounts in thousands)

Land	$14,841	$13,131
Bank premises	42,608	33,022
Equipment	28,087	24,956

	85,536	71,109
Less: accumulated depreciation and amortization	37,153	34,220

Total	$48,383	$36,889

Total depreciation and amortization expense for years ended December 31, 2007, 2006, and 2005, was $3.28 million, $3.37 million, and $3.34 million, respectively.

The Company began construction on eight branches over the last four years. The primary contractor for construction of two of those branches is a firm which has a preferred shareholder who is an immediate family member of two directors of the Company. All branch construction contracts involving the related party were let pursuant to a competitive bidding process. Total payments to the related party were $703 thousand and $247 thousand for 2007 and 2005, respectively. There were no payments to the related party in 2006.

The Company also enters into land and building leases for the operation of banking and loan production offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007:

Year Ended December 31:
(Amounts in
thousands)

2008	$879
2009	627
2010	513
2011	440
2012	573
Later years	965

Total	$3,997

Total lease expense for the years ended December 31, 2007, 2006, and 2005, was $981 thousand, $1.02 million, and $777 thousand, respectively. Certain portions of the above listed leases have been sublet to third parties for properties not currently being used by the Company. The impact of the future lease payments to be received and the non-cancelable subleases are as follows:

(Amounts in
Year Ended December 31:	thousands)

2008	$19
2009	19
2010	19
2011	20
2012	21
Later years	294

Total	$392

Note 7.	Deposits

The following is a summary of interest-bearing deposits by type as of December 31:

	2007	2006
	(Amounts in thousands)

Interest-bearing demand deposits	$153,570	$140,578
Money market accounts	167,296	146,052
Savings deposits	160,395	171,626
Certificates of deposit	608,470	614,126
Individual Retirement Accounts	79,625	77,618

Total	$1,169,356	$1,150,000

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

(Amounts in
thousands)

2008	$529,699
2009	61,697
2010	45,978
2011	21,582
2012 and thereafter	29,139

$688,095

Time deposits of $100 thousand or more were $246.63 million and $262.32 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of certificates of deposit of $100 thousand or more are as follows:

(Amounts in
thousands)

Three months or less	$75,423
Over three to six months	76,014
Over six to twelve months	42,917
Over twelve months	52,273

Total	$246,627

Included in total deposits are deposits by related parties in the total amount of $30.70 million and $27.79 million at December 31, 2007 and 2006, respectively.

Note 8.	Borrowings

The following table details borrowings as of December 31:

	2007	2006
	(Amounts in thousands)

Federal funds purchased	$18,500	$7,700
Securities sold under agreements to repurchase	207,427	201,185
FHLB borrowings	275,888	182,207
Subordinated debt	15,464	15,464
Other debt	564	—

Total	$517,843	$406,556

Securities sold under agreements to repurchase include $157.43 million and $151.19 million of retail overnight and term repurchase agreements and $50.00 million of wholesale repurchase agreements at December 31, 2007 and 2006, respectively.

The Bank is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. At December 31, 2007, credit availability with the FHLB totaled approximately $275.89 million. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying first mortgage loans of $397.55 million, mortgage-backed securities, and certain other investment securities. The FHLB advances are subject to restrictions or penalties in the event of prepayment.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FHLB borrowings include $275.00 million and $175.00 million in convertible and callable advances at December 31, 2007 and 2006, respectively. The callable advances may be called, or redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. At December 31, 2007 and 2006, the Company also held non-callable term advances of $888 thousand and $7.21 million, respectively. The weighted-average contractual rate of the FHLB advances was 4.38% at December 31, 2007.

At December 31, 2007, the FHLB advances have approximate contractual final maturities between two and thirteen years. The scheduled maturities of the advances are as follows:

(Amounts in
thousands)

2008	$—
2009	—
2010	25,000
2011	—
2012	50,000
2013 and thereafter	200,888

$275,888

In January 2006, the Company entered into a derivative swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of the FHLB borrowings was 4.30% and 4.47% at December 31, 2007 and 2006, respectively. The fair value of the interest rate swap was a liability of $1.32 million and an asset of $441 thousand at December 31, 2007 and 2006, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Income Taxes, Continuing Operations

The components of income tax expense from continuing operations consist of the following:

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Current tax expense
Federal	$11,776	$9,883	$7,673
State	342	1,129	654

	12,118	11,012	8,327
Deferred tax expense
Federal	194	418	1,673
State	22	47	191

	216	465	1,864

Total income tax expense	$12,334	$11,477	$10,191

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(Amounts in thousands)

Deferred tax assets:
Allowance for loan losses	$5,311	$5,940
Unrealized losses on AFS securities	4,327	21
Unrealized losses on assets	500	465
Unrealized loss on derivative security	528	—
Deferred compensation	2,741	2,554
Other	688	850

Total deferred tax assets	$14,095	$9,830
Deferred tax liabilities:
Intangible assets	$3,263	$3,214
Odd days interest deferral	2,023	2,548
Fixed assets	1,196	1,336
Accrued discounts	845	755
Other	913	1,088

Total deferred tax liabilities	8,240	8,941

Net deferred tax assets	$5,855	$889

Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income, as well as the utilization of available tax credits. State and municipal bond income represent the most significant permanent tax difference. These permanent differences resulted in a consolidated effective tax rate of 29.39% in 2007, compared with 28.39% in 2006, and 27.74% in 2005.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory federal tax rate and the effective tax rates from continuing operations for the years ended December 31, 2007, 2006, and 2005 is as:

	Years Ended December 31,
	2007	2006	2005

Tax at statutory rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest, net of nondeductible expense	(5.95)	(5.79)	(6.70)
State income taxes, net of federal benefit	2.12	1.89	2.19
Other, net	(1.78)	(2.71)	(2.67)

Effective tax rate	29.39%	28.39%	27.82%

Note 10.	Employee Benefits

Employee Stock Ownership and Savings Plan

The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

Employer Stock Fund:  Annual contributions to the stock portion of the plan were made through 2006 at the discretion of the Board of Directors, and allocated to plan participants on the basis of relative compensation. The plan was frozen to future contributions for periods after 2006. Substantially all plan assets are invested in common stock of the Company. The Company reports the contributions to the plan as a component of salaries and benefits. The Company made a modification to the KSOP in 2007 that transferred all future contributions to the 401(k) feature of the plan. Accordingly, there were no contributions to the Employer Stock Fund in 2007. Total expense recognized by the Company related to the Employer Stock Fund within the KSOP was $254 thousand and $891 thousand in 2006 and 2005, respectively. The 2006 contribution rate was 3.0% of eligible employee compensation, but the total expense was offset by the availability of forfeited shares. The Employer Stock Fund held 423,941 and 495,725 shares of the Company’s stock at December 31, 2007 and 2006, respectively.

Employee Savings Plan:  The Company provides a 401(k) savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. The cost of Company contributions under the 401(k) savings component of the KSOP was $942 thousand, $902 thousand, and $967 thousand in 2007, 2006 and 2005, respectively. The Company’s matching contributions are at the discretion of the Board up to 100% of elective deferrals of compensation of no more than 8% in 2007 and 6% in 2006 and 2005, as designated by the Board. The Company matching rate was 100% for 2007, 2006, and 2005. The employee participants have various investment alternatives available in the 401(k) savings feature, but Company securities are not permitted as an investment alternative.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment and long-term disability insurance benefits to all full-time employees who elect coverage under this program (basic life, accidental death and dismemberment, and long-term disability coverage are automatic). The health plan is managed by a third party administrator. Monthly employer and employee contributions are made to a tax-exempt employer benefits trust against which the third party administrator processes and pays claims. Stop loss insurance coverage limits the Company’s risk of loss to $85 thousand and $3.28 million for individual and aggregate claims, respectively. Total Company expenses under the plan were $1.66 million, $1.62 million, and $2.66 million in 2007, 2006 and 2005, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

The Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability at December 31, 2007 and 2006, was approximately $494 thousand and $504 thousand, respectively. The annual expenses associated with these agreements were $60 thousand, $64 thousand and $41 thousand for 2007, 2006 and 2005, respectively. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

The Company maintains a life insurance contract on the life of one of the participants covered under these agreements. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $1.03 million and $946 thousand at December 31, 2007 and 2006, respectively.

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

In connection with the contracts, the Company purchased bank-owned life insurance (“BOLI”), which is anticipated to fully fund the projected benefit payout after retirement. The cash surrender value of the BOLI for the Executive Retention Plan at December 31, 2007 and 2006, was $3.77 million and $3.65 million, respectively. The associated benefit accrued as of year-end 2007 and 2006 was $1.58 million and $1.33 million, respectively, while the associated expense incurred in connection with the Executive Retention Plan was $110 thousand, $131 thousand, and $247 thousand for 2007, 2006, and 2005, respectively. The income derived from policy appreciation was $147 thousand, $134 thousand, and $117 thousand in 2007, 2006, and 2005, respectively.

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

The Executive Retention Plan also contains provisions for change of control, as defined, which allow the participants to retain benefits and accelerate vesting, subject to certain conditions, in the event of a change in control. Benefits under the Executive Retention Plan, which begin to accrue with respect to years of service, vest 25% after five years, 50% after ten years, 75% after 15 years and 5% per year thereafter, with vesting accelerated to 100% upon attainment of age 62.

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

In connection with the Directors Plan, the Company purchased BOLI, which is anticipated to fully fund the projected benefit payout after retirement. The cash surrender value of the BOLI for the Directors Plan at December 31, 2007 and 2006, was $3.57 million and $3.44 million, respectively. The associated benefit accrued as of year-end 2007 and 2006 was $1.41 million and $1.44 million, respectively, while the associated expense incurred in connection with the Directors Plan was $195 thousand, $366 thousand and $322 thousand for 2007, 2006 and 2005, respectively. The income derived from policy appreciation was $134 thousand, $121 thousand, and $113 thousand in 2007, 2006 and 2005, respectively.

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

Stock Options

The Company maintains share-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors and individuals performing services for the Company to focus on critical long-range objectives.

At the 2004 Annual Meeting, the Company’s shareholders ratified approval of the 2004 Omnibus Stock Option Plan (“2004 Plan”) which made available up to 200,000 shares for potential grants of incentive stock options, non-qualified stock options, restricted stock awards or performance awards.. Non-qualified and incentive stock options, as well as restricted and unrestricted stock may continue to be awarded under the 2004 Plan. Vesting under the 2004 Plan is generally over a three-year period.

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

In 2001, the Company also instituted a plan to grant stock options to non-employee directors (the “Directors Option Plan”). The options granted pursuant to the Plan expire at the earlier of ten years from the date of grant or two years after the optionee ceases to serve as a director of the Company. Options not exercised within the appropriate time shall expire and be deemed cancelled. Options under the Directors Option Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Directors Option Plan set at 108,900 shares (adjusted for the 10% stock dividends paid in 2002 and 2003).

In 1999, the Company instituted the 1999 Stock Option Plan (the “1999 Plan”). Options under the 1999 Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for grant under the Plan set at 332,750 (adjusted for 10% stock dividends paid in 2002 and 2003). The options granted under the 1999 Plan represent the rights to acquire the option shares with deemed grant dates of January 1st for each year beginning with the initial year granted and the following four anniversaries. All stock options granted pursuant to the 1999 Plan vest ratably on the first through the seventh anniversary dates of the deemed grant date. The option price of each stock option is equal to the fair market value (as defined by the 1999 Plan) of the Company’s common stock on the date of each deemed grant during the five-year grant period. Vested stock options granted pursuant to the 1999 Plan are exercisable during employment and for a period of five years after the date of the grantee’s retirement, provided retirement occurs at or after age 62. If employment is terminated other than by early retirement, disability, or death, vested options must be exercised within 90 days after the effective date of termination. Any option not exercised within such period will be deemed cancelled.

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

2005
(Dollars in thousands,
except per share data)

Net income as reported	$26,303
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(258)

Pro forma net income	$26,045

Earnings per share:
Basic as reported	$2.33
Basic pro forma	$2.31
Diluted as reported	$2.32
Diluted pro forma	$2.30

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options and the vesting of restricted stock as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) to be classified as financing cash flows. Excess tax benefits totaling $327 thousand and $201 thousand are classified as a financing cash inflows for 2007 and 2006, respectively.

As a result of adopting SFAS 123R, pre-tax income and net income for 2007 are approximately $242 thousand and $179 thousand lower, respectively, than accounting for stock options under the intrinsic value method. Pre-tax income and net income for 2006 are approximately $287 thousand and $208 thousand lower, respectively, than accounting for stock options under the intrinsic value method. The increased compensation expense decreased basic and diluted earnings per share approximately two cents for 2007 and 2006.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2007 and 2006, the Company recognized pre-tax compensation expense related to total equity-based compensation of approximately $271 thousand and $427 thousand, respectively. The Company recognizes equity-based compensation on a straight-line pro-rata basis, so that the percentage of the total expense recognized for an award is never less than the percentage of the award that has vested.

As of December 31, 2007, there was approximately $299 thousand unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.0 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

A summary of the Company’s stock option activity, and related information for the year ended December 31, 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at January 1, 2007	326,640	$22.72
Granted	9,500	33.05
Exercised	45,665	16.47
Forfeited	18,361	27.62

Outstanding at December 31, 2007	272,114	$23.81	11.1	$2,416

Exercisable at December 31, 2007	228,812	$22.66	11.0	$2,279

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model and certain assumptions. Expected volatility is based on the weekly historical volatility of our stock price over the expected term of the option. Expected dividend yield is based on the ratio of the most recent dividend rate paid per share of the Company’s common stock to recent trading price of the Company’s common stock. The expected term is calculated using the SEC’s “shortcut method” described in Staff Accounting Bulletin 107 and reaffirmed in Staff Accounting Bulletin 110. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term of the option.

The fair values of grants made during the three years ended December 31, 2007, were estimated using the following weighted-average assumptions:

	2007	2006	2005

Volatility	28.33%	28.95%	28.26%
Expected dividend yield	3.28%	3.00%	3.54%
Expected term (in years)	6.00	6.23	5.53
Risk-free rate	4.74%	4.80%	4.10%

The weighted average grant-date fair value of options granted during the three years ended December 31, 2007, was $8.14, $9.16, and $6.53, respectively. The aggregate intrinsic value of options exercised during the three years ended December 31, 2007, was approximately $913 thousand, $830 thousand, and $650 thousand, respectively.

Stock Awards

The 2004 Plan permits the granting of restricted and unrestricted stock grants either alone, in addition to, or in tandem with other awards made by the Company. Stock grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s stock. Such value is recognized

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as expense over the corresponding service period. Compensation costs related to these types of awards are consistently reported for all periods presented.

The following table summarizes the changes in the Company’s nonvested shares for the year ended December 31, 2007.

	2007
		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1	4,800	$30.04
Granted	1,050	37.91
Vested	3,150	30.55
Forfeited	1,000	26.24

Nonvested at December 31	1,700	$36.20

As of December 31, 2007, there was approximately $60 thousand unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted average period of 0.7 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding.

Financial instruments whose contract amounts represent credit risk at December 31, 2007 and 2006, are commitments to extend credit (including availability of lines of credit) of $225.41 million and $206.83 million, respectively, and standby letters of credit and financial guarantees of $3.60 million and $6.98 million, respectively.

The Company has issued, through FCBI Capital Trust (the “Trust”), $15.00 million of trust preferred securities in a private placement. In connection with the issuance of the trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions and has the funds therefor: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution.

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

The Company entered into an interest rate swap derivative accounted for as a cash flow hedge in January 2006. The $50.00 million notional amount pay fixed, receive variable interest rate swap was a liability with an estimated fair value of $1.32 million at December 31, 2007, and an asset with an estimated fair value of $441 thousand at December 31, 2006. The Company pays a fixed rate of 4.34% and receives a LIBOR-based floating rate from the counterparty. The cash flow hedge is accounted for under the shortcut method provided for in SFAS 133. Under the shortcut method, the gains and losses associated with the market value fluctuations of the interest rate swap are included in other comprehensive income. Other comprehensive income included $1.06 million of unrealized loss and $264 thousand of unrealized gain on the interest rate swap, net of income taxes, for the years ended December 31, 2007 and 2006, respectively. The Company held no interest rate derivatives at December 31, 2005.

Note 14.	Regulatory Capital Requirements and Restrictions

The primary source of funds for dividends paid by the Company is dividends received from its subsidiary bank. Dividends paid by the Bank are subject to restrictions by banking regulations. The most restrictive provision of the regulations requires approval by the Office of the Comptroller of the Currency if dividends declared in any year exceed the year’s net income, as defined, plus retained net profit of the two preceding years. During 2008, subsidiary accumulated earnings available for distribution as dividends to the Company without prior approval are $31.56 million plus net income for the interim period through the date of dividend declaration.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and ratios for total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2007, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2007 and 2006, the most recent notifications from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the institution’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2007 and 2006, are presented in the following table.

	December 31, 2007
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$182,476	12.34%	$118,276	8.00%	N/A	N/A
First Community Bank, N. A.	167,865	11.44%	117,398	8.00%	$146,748	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$169,258	11.45%	$59,138	4.00%	N/A	N/A
First Community Bank, N. A.	154,826	10.55%	58,699	4.00%	$88,049	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	$169,258	8.09%	$83,639	4.00%	N/A	N/A
First Community Bank, N. A.	154,826	7.44%	83,233	4.00%	$104,041	5.00%

	December 31, 2006
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$180,758	12.69%	$113,961	8.00%	N/A	N/A
First Community Bank, N. A.	166,802	11.77%	113,328	8.00%	$141,660	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$165,302	11.60%	$56,981	4.00%	N/A	N/A
First Community Bank, N. A.	152,040	10.73%	56,664	4.00%	$84,996	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	$165,302	8.50%	$77,763	4.00%	N/A	N/A
First Community Bank, N. A.	152,040	7.85%	77,424	4.00%	$96,780	5.00%

At December 31, 2007 and 2006, $15.46 million in subordinated debt is treated as Tier 1 capital for bank regulatory purposes for the Company.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Other Operating Expenses

Included in other operating expenses are certain costs, the total of which exceeds one percent of combined interest income and noninterest income. Following are such costs for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Advertising and public relations	$1,616	$1,265	$1,158
Service fees	1,716	1,096	829
Telephone and data communications	1,372	1,403	1,488

Note 16.	Fair Value of Financial Instruments

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

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)

Assets
Cash and cash equivalents	$52,746	$52,746	$57,759	$57,759
Investment Securities	676,195	676,418	528,389	528,720
Loans held for sale	811	813	781	787
Loans held for investment	1,212,669	1,202,396	1,270,314	1,248,960
Derivative financial assets	—	—	441	441
Liabilities
Demand deposits	224,087	224,087	244,771	244,771
Interest-bearing demand deposits	153,570	153,570	140,578	140,578
Savings deposits	327,691	327,691	317,678	317,678
Time deposits	688,095	688,503	691,744	688,178
Federal funds purchased	18,500	18,500	7,700	7,700
Securities sold under agreements to repurchase	207,427	207,427	201,185	201,185
FHLB and other indebtedness	291,916	286,087	197,671	196,233
Derivative financial liabilities	1,320	1,320	—	—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments with Book Value Equal to Fair Value:

The book values of cash and due from banks and federal funds sold and purchased are considered to be equal to fair value as a result of the short-term nature of these items.

Investment Securities:

Fair value is based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments.

Loans:

The estimated fair value of loans held for investment is measured based upon discounted future cash flows and using the current rates for similar loans. Loans held for sale are recorded at lower of cost or estimated fair value. The fair value of loans held for sale is determined based upon the market sales price of similar loans.

Derivative Financial Instruments:

The estimated fair value of derivative financial instruments is based upon the current market price for similar instruments.

Deposits and Securities Sold Under Agreements to Repurchase:

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

Other Indebtedness:

Fair value has been estimated based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees:

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

Note 17.	Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive (loss) income, net of income taxes, as of December 31, 2007 and 2006, were as follows:

		Unrealized
	Unrealized	Gain (Loss)	Accumulated
	(Loss)	on Cash Flow	Comprehensive
	on Securities	Hedge Derivative	Income (Loss)
	(Amounts in thousands)

December 31, 2006	$(32)	$264	$232

December 31, 2007	$(6,491)	$(792)	$(7,283)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Parent Company Financial Information

Condensed financial information related to First Community as of December 31, 2007 and 2006, and for each of the years ended December 31, 2007, 2006, and 2005, is as follows:

	December 31,
Condensed Balance Sheets	2007	2006
	(Amounts in thousands)

Assets
Cash	$2,880	$4,511
Securities available for sale	6,877	9,066
Investment in subsidiary	217,307	214,030
Other assets	6,108	1,328

Total assets	$233,172	$228,935

Liabilities
Other liabilities	$610	$741
Long-term debt	15,464	15,464

Total liabilities	16,074	16,205
Stockholders’ Equity
Common stock	11,499	11,499
Additional paid-in capital	108,795	108,806
Retained earnings	117,670	100,117
Treasury stock	(13,583)	(7,924)
Accumulated other comprehensive (loss) income	(7,283)	232

Total stockholders’ equity	217,098	212,730

Total liabilities and stockholders’ equity	$233,172	$228,935

	Years Ended December 31,
Condensed Statements of Income	2007	2006	2005
	(Amounts in thousands)

Cash dividends received from subsidiary bank	$26,408	$15,775	$11,600
Other income	2,853	354	823
Operating expense	(2,106)	(2,049)	(1,808)

	27,155	14,080	10,615
Income tax (expense) benefit	(545)	1,237	662
Equity in undistributed earnings of subsidiary — continuing operations	3,022	13,631	15,026

Net income	$29,632	$28,948	$26,303

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
Condensed Statements of Cash Flows	2007	2006	2005
	(Amounts in thousands)

Cash flows from operating activities
Net income	$29,632	$28,948	$26,303
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary — continuing operations	(3,022)	(13,631)	(15,026)
Gain on sale of securities	(447)	(62)	(513)
Decrease in other assets	(2,678)	63	312
Increase (decrease) in other liabilities	996	455	(666)
Other, net	—	(3)	379

Net cash provided by operating activities	24,481	15,770	10,789

Cash flows from investing activities
Purchase of securities available for sale	(3,217)	(1,881)	(3,819)
Proceeds from sale of securities available for sale	4,671	2,210	1,568
Investment in subsidiary	(5,397)	—	—
Other, net	(2,390)	3	—

Net cash provided by (used in) investing activities	(6,333)	332	(2,251)

Cash flows from financing activities
Issuance of common stock	1,117	1,518	522
Acquisition of treasury stock	(9,170)	(4,566)	(1,303)
Dividends paid	(12,079)	(11,659)	(11,494)
Other, net	353	1,772	—

Net cash used in financing activities	(19,779)	(12,935)	(12,275)

Net increase (decrease) in cash and cash equivalents	(1,631)	3,167	(3,737)
Cash and cash equivalents at beginning of year	4,511	1,344	5,081

Cash and cash equivalents at end of year	$2,880	$4,511	$1,344

Note 19.	Discontinued Operations

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of discontinued operations for the most recent three years ended December 31 are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Amounts in thousands)

Interest income	$—	$—	$—
Interest expense	—	—	—
Other income	—	—	—
Other expenses	—	—	233

Loss before income taxes	—	—	(233)
Applicable income tax benefit	—	—	(91)

Net loss	$—	$—	$(142)

There were no discontinued assets and liabilities from the former mortgage banking subsidiary at December 31, 2007 and 2006.

Note 20.	Supplemental Financial Data (Unaudited)

Quarterly earnings for the years ended December 31, 2007 and 2006, are as follows:

	2007
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(Amounts in thousands, except per share data)

Interest income	$30,686	$31,979	$32,732	$32,194
Interest expense	13,671	14,965	15,589	15,051

Net interest income	17,015	17,014	17,143	17,143
Provision for loan losses	—	—	—	717

Net interest income after provision for loan losses	17,015	17,014	17,143	16,426
Other income	5,086	5,517	5,970	7,847
Net securities gains	129	30	50	202
Other expenses	12,158	12,075	12,836	13,394

Income before income taxes	10,072	10,486	10,327	11,081
Income taxes	2,948	3,047	3,011	3,328

Net income	$7,124	$7,439	$7,316	$7,753

Per share:
Basic earnings	$0.63	$0.66	$0.65	$0.70
Diluted earnings	$0.63	$0.66	$0.65	$0.69
Dividends	$0.27	$0.27	$0.27	$0.27
Weighted average basic shares outstanding	11,259	11,261	11,179	11,121

Weighted average diluted shares outstanding	11,347	11,320	11,230	11,206

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

- REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -

To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and its Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion.

Asheville, North Carolina
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee of the Board of Directors and
Stockholders of First
Community Bancshares, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of First Community Bancshares, Inc. and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of First Community Bancshares, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2007. Dixon Hughes PLLC, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

The Report of Independent Registered Accounting Firm on Management’s Report on Internal Control Over Financial Reporting appears hereafter in Item 8 of this Annual Report on Form 10-K.

- REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -

To the Board of Directors and Stockholders
First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included, performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2007, and our report dated March 12, 2008, expressed an unqualified opinion on those consolidated financial statements.

Asheville, North Carolina
March 12, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers will be set forth under the headings of “Election of Directors”, “Continuing Directors”, and “Executive Officers who are not Directors” of the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

A portion of the information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as all employees and directors of the Company. A copy of the Company’s Code of Ethics is available on the Company’s website at www.fcbinc.com. Since its adoption, there have been no waivers of the code of ethics related to any of the above officers.

A portion of the information relating to the Audit Committee and the Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee and the

Audit Committee Financial Expert will be set forth under the heading “Report of the Audit Committee” of the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has not made any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

Franklin P. Hall Businessman; Senior Partner, Hall & Family Law Firm	A. A. Modena Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

Allen T. Hamner, Ph.D. Retired Professor of Chemistry, West Virginia Wesleyan College	Robert E. Perkinson, Jr. Past Vice President-Operations, MAPCO Coal, Inc. — Virginia Region

I. Norris Kantor Of Counsel, Katz, Kantor & Perkins, Attorneys-at-Law	William P. Stafford President, Princeton Machinery Service, Inc.

John M. Mendez President and Chief Executive Officer, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank, N. A.	William P. Stafford, II Attorney at Law, Brewster, Morhous, Cameron, Mullins, Caruth, Moore, Kersey & Stafford, PLLC

EXECUTIVE OFFICERS, FIRST COMMUNITY BANCSHARES, INC.

John M. Mendez President and Chief Executive Officer	David D. Brown Chief Financial Officer

E. Stephen Lilly Chief Operating Officer	Robert L. Buzzo Vice President and Secretary

BOARD OF DIRECTORS, FIRST COMMUNITY BANK, N. A.

Gregory J. Beier President and Chief Executive Officer, Novant Health — Triad Region	John M. Mendez President and Chief Executive Officer, First Community Bancshares, Inc.; Executive Vice President, First Community Bank, N. A

W. C. Blankenship, Jr. Agent, State Farm Insurance	A. A. Modena Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

D. L. Bowling, Jr. President, True Energy, Inc.	Robert E. Perkinson, Jr. Past Vice President-Operations, MAPCO Coal, Inc. — Virginia Region

Juanita G. Bryan Homemaker	Clyde B. Ratliff President, Gasco Drilling, Inc.

Robert L. Buzzo Vice President and Secretary, First Community Bancshares, Inc.; President, First Community Bank, N. A.	William P. Stafford President, Princeton Machinery Service, Inc.
C. William Davis Attorney-at-Law, Richardson & Davis	William P. Stafford, II Attorney at Law, Brewster, Morhous, Cameron, Mullins, Caruth, Moore, Kersey & Stafford, PLLC

Franklin P. Hall Businessman; Senior Partner, Hall & Family Law Firm	Frank C. Tinder President, Tinder Enterprises, Inc. and Tinco Leasing Corporation

Allen T. Hamner, Ph.D. Retired Professor of Chemistry, West Virginia Wesleyan College	Dale F. Woody President, Woody Lumber Company

I. Norris Kantor Of Counsel, Katz, Kantor & Perkins, Attorneys-at-Law

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by Item 11 has been omitted in accordance with General Instruction G. Such information will be set forth in the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appears under the heading of “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” of the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

The following table presents information for all equity compensation plans with individual compensation arrangements, whether with employees or non-employees such as directors, in effect as of December 31, 2007.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	49,250	$29.93	92,993
Equity compensation plans not approved by security holders	222,864	22.45	42,711

Total	272,114		135,704

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by Item 13 has been omitted in accordance with General Instruction G. Such information shall be set forth in the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by Item 14 has been omitted in accordance with General Instruction G. Such information shall be set forth in the Proxy Statement relating to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report

(1) Financial Statements

The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the Independent Registered Public Accounting Firm’s Report dated March 10, 2008, are incorporated by reference to Item 8 hereof.

(2) Financial Statement Schedules

No financial statement schedules are being filed since the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b) Exhibits

Exhibit No.			Exhibit

3	(i)	—	Articles of Incorporation of First Community Bancshares, Inc., as amended.(1)
3	(ii)	—	Bylaws of First Community Bancshares, Inc., as amended.(17)
4.1		—	Specimen stock certificate of First Community Bancshares, Inc.(3)
4.2		—	Indenture Agreement dated September 25, 2003.(11)
4.3		—	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.(11)
4.4		—	Preferred Securities Guarantee Agreement dated September 25, 2003.(11)
10.1		—	First Community Bancshares, Inc. 1999 Stock Option Contracts(2) and Plan.(4)
10	.1.1	—	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan.(11)

Exhibit No.			Exhibit

10.2		—	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(5)
10.3		—	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez.(2)(6)
10.4		—	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended.(2)
10.5		—	First Community Bancshares, Inc. Split Dollar Plan and Agreement.(2)
10.6		—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
10	.6.1	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004).(14)
10.7		—	First Community Bancshares, Inc. Wrap Plan.(7)
10.8		—	Reserved.
10.9		—	Form of Indemnification Agreement between First Community Bancshares, its Directors and Certain Executive Officers.(9)
10.10		—	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers.(9)
10.11		—	Reserved.
10.12		—	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement.(13)
10.13		—	Reserved.
10.14		—	First Community Bancshares, Inc. Directors Deferred Compensation Plan.(7)
10.15		—	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees.(15)
10.16		—	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell(19)
10	.17*	—	Employment Agreement dated September 28, 2007, between Green Point Insurance Group, Inc. and Shawn C. Cummings
11		—	Statement regarding computation of earnings per share.(16)
12	*	—	Computation of Ratios.
21		—	Subsidiaries of Registrant — Reference is made to “Item 1. Business” for the required information.
23	.1*	—	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
23	.2*	—	Consent of Ernst & Young, LLP, former Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
31	.1*	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer
31	.2*	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer
32	*	—	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Corporation and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

(17)	Incorporated by reference from Item 5.03 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2008.

First Community Bancshares, Inc.
(Registrant)

By:	/s/ John M. Mendez
John M. Mendez
President and Chief Executive Officer

By:	/s/ David D. Brown
David D. Brown
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Mendez John M. Mendez	Director, President and Chief Executive Officer	March 13, 2008

/s/ David D. Brown David D. Brown	Chief Financial Officer	March 13, 2008

/s/ Franklin P. Hall Franklin P. Hall	Director	March 13, 2008

/s/ Allen T. Hamner Allen T. Hamner	Director	March 13, 2008

/s/ I. Norris Kantor I. Norris Kantor	Director	March 13, 2008

/s/ A. A. Modena A. A. Modena	Director	March 13, 2008

/s/ Robert E. Perkinson, Jr. Robert E. Perkinson, Jr.	Director	March 13, 2008

/s/ William P. Stafford William P. Stafford	Chairman of the Board of Directors	March 13, 2008

/s/ William P. Stafford, II William P. Stafford, II	Director	March 13, 2008