Form 10-Q
period 2008-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2008-05-12
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
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
☑     Yes          ☐     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐     Yes          ☑     No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common Stock, $1.00 Par Value; 11,008,474 shares outstanding as of April 30, 2008

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended March 31, 2008

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$44,004	$50,051
Interest-bearing balances with banks	33,111	2,695

Total cash and cash equivalents	77,115	52,746
Securities available-for-sale (amortized cost of $622,696 at March 31, 2008; $674,937 at December 31, 2007)	598,853	664,120
Securities held-to-maturity (fair value of $12,323 at March 31, 2008; $12,298 at December 31, 2007)	12,075	12,075
Loans held for sale	2,116	811
Loans held for investment, net of unearned income	1,179,504	1,225,502
Less allowance for loan losses	12,862	12,833

Net loans held for investment	1,166,642	1,212,669
Premises and equipment	49,444	48,383
Other real estate owned	400	545
Interest receivable	9,742	12,465
Goodwill and other intangible assets	71,239	70,056
Other assets	77,487	75,968

Total Assets	$2,065,113	$2,149,838

Liabilities
Deposits:
Noninterest-bearing	$224,097	$224,087
Interest-bearing	1,134,856	1,169,356

Total Deposits	1,358,953	1,393,443
Interest, taxes and other liabilities	22,293	21,454
Federal funds purchased	—	18,500
Securities sold under agreements to repurchase	208,000	207,427
FHLB borrowings and other indebtedness	266,889	291,916

Total Liabilities	1,856,135	1,932,740

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 shares issued at March 31, 2008, and December 31, 2007, including 486,444 and 429,372 shares in treasury, respectively	11,499	11,499
Additional paid-in capital	108,896	108,825
Retained earnings	120,087	117,670
Treasury stock, at cost	(15,457)	(13,613)
Accumulated other comprehensive loss	(16,047)	(7,283)

Total Stockholders’ Equity	208,978	217,098

Total Liabilities and Stockholders’ Equity	$2,065,113	$2,149,838

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in Thousands, Except Per Share Data)	2008	2007
Interest Income
Interest and fees on loans held for investment	$21,237	$23,519
Interest on securities-taxable	6,067	4,981
Interest on securities-nontaxable	2,063	1,912
Interest on deposits in banks	180	274

Total interest income	29,547	30,686
Interest Expense
Interest on deposits	8,741	9,300
Interest on borrowings	4,446	4,371

Total interest expense	13,187	13,671

Net interest income	16,360	17,015
Provision for loan losses	323	—

Net interest income after provision for loan losses	16,037	17,015

Noninterest Income
Wealth management income	899	1,018
Service charges on deposit accounts	3,099	2,409
Other service charges, commissions and fees	1,121	870
Insurance commissions	1,344	—
Gain on sale of securities	1,820	129
Other operating income	858	789

Total noninterest income	9,141	5,215

Noninterest Expense
Salaries and employee benefits	7,790	6,411
Occupancy expense of bank premises	1,164	1,057
Furniture and equipment expense	901	823
Intangible amortization	160	103
Prepayment penalty on FHLB advance	1,647	—
Other operating expense	4,621	3,764

Total noninterest expense	16,283	12,158

Income before income taxes	8,895	10,072
Income tax expense	2,583	2,948

Net income	$6,312	$7,124

Basic earnings per common share	$0.57	$0.63

Diluted earnings per common share	$0.57	$0.63

Dividends declared per common share	$0.28	$0.27

Weighted average basic shares outstanding	11,029,931	11,259,375
Weighted average diluted shares outstanding	11,107,610	11,346,828
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In Thousands)	2008	2007
Operating activities:
Net Income	$6,312	$7,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	323	—
Depreciation and amortization of premises and equipment	889	800
Intangible amortization	160	103
Net investment amortization and accretion	(340)	145
Net gain on the sale of assets	(1,781)	(122)
Mortgage loans originated for sale	(13,280)	(9,212)
Proceeds from sales of mortgage loans	12,058	8,993
Gain on sales of loans	(83)	(68)
Deferred income tax (benefit) expense	(149)	122
Decrease in interest receivable	2,723	306
Other operating activities, net	3,543	(309)

Net cash provided by operating activities	10,375	7,882

Investing activities:
Proceeds from sales of securities available-for-sale	30,797	769
Proceeds from maturities and calls of securities available-for-sale	37,723	6,414
Proceeds from maturities and calls of securities held-to-maturity	—	755
Purchase of securities available-for-sale	(14,118)	(111,116)
Net decrease in loans held for investment	45,809	25,627
Purchase of premises and equipment	(1,952)	(2,296)

Net cash provided by (used in) investing activities	98,259	(79,847)

Financing activities:
Net (decrease) increase in demand and savings deposits	(2,662)	13,416
Net (decrease) increase in time deposits	(31,828)	11,397
Net (decrease) increase in federal funds purchased	(18,500)	37,300
Net increase in securities sold under agreement to repurchase	573	19,013
Net decrease in FHLB and other borrowings	(26,674)	(5,017)
Proceeds from the exercise of stock options	66	488
Excess tax benefit from stock-based compensation	10	128
Acquisition of treasury stock	(2,168)	—
Dividends paid	(3,082)	(3,043)

Net cash (used in) provided by financing activities	(84,265)	73,682

Increase in cash and cash equivalents	24,369	1,717

Cash and cash equivalents at beginning of period	52,746	57,759

Cash and cash equivalents at end of period	$77,115	$59,476

Supplemental information — Noncash items
Transfer of loans to other real estate	$282	$590
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in Thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance January 1, 2007	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730
Comprehensive income:
Net income	—	—	7,124	—	—	7,124
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	—	—	—	—	471	471
Less reclassification adjustment for gains realized in net income					(56)	(56)
Unrealized loss on cash flow hedge	—	—	—	—	(152)	(152)

Comprehensive income	—	—	7,124	—	263	7,387

Common dividends declared	—	—	(3,043)	—	—	(3,043)
Equity-based compensation expense	—	10	—	86	—	96
Tax benefit from exercise of stock options	—	179	—	—	—	179
Option exercises - 22,810 shares	—	(226)	—	714	—	488

Balance March 31, 2007	$11,499	$108,769	$104,198	$(7,124)	$495	$217,837

Balance January 1, 2008	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098
Comprehensive income:
Net income	—	—	6,312	—	—	6,312
Other comprehensive income, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	(8,348)	(8,348)
Less reclassification adjustment for gains realized in net income	—	—	—	—	534	534
Unrealized loss on cash flow hedge	—	—	—	—	(950)	(950)

Comprehensive loss	—	—	6,312	—	(8,764)	(2,452)

Cumulative effect of change in accounting principle	—	—	(813)	—	—	(813)
Common dividends declared	—	—	(3,082)	—	—	(3,082)
Acquisition of 67,300 treasury shares	—	—	—	(2,168)	—	(2,168)
Acquisition of GreenPoint Insurance Group - 7,728 shares issued	—	22	—	245	—	267
Equity-based compensation expense	—	52	—	—	—	52
Tax benefit from exercise of stock options	—	10	—	—	—	10
Option exercises - 2,500 shares	—	(13)	—	79	—	66

Balance March 31, 2008	$11,499	$108,896	$120,087	$(15,457)	$(16,047)	$208,978

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Unaudited Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.
The consolidated balance sheet as of December 31, 2007, has been derived from the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.
A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for December 31, 2007. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.
The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2003 through 2006 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.
Effective January 1, 2008, the Company operates within two business segments, community banking and insurance services.
Recent Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its financial condition, results of operations and disclosures.
In December 2007, the FASB revised Statement No. 141, “Business Combinations.” This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its financial condition, results of operations and disclosures.
In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. The Company is currently evaluating the impact of SFAS 160 on its financial condition, results of operations and disclosures.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 did not have an effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The adoption of SFAS 157 did not have a significant effect on the Company’s consolidated financial statements.
In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The Company made a cumulative effect adjustment to equity of $813 thousand in connection with the adoption of EITF 06-4.
Note 2. Mergers, Acquisitions and Branching Activity
In September 2007, the Company completed the acquisition of GreenPoint Insurance Group, Inc. (“GreenPoint”), a High Point, North Carolina, insurance agency. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The Company is in the process of identifying and valuing intangibles. The Company assumed $5.57 million of debt in connection with the acquisition, of which approximately $5.00 million was retired at closing. In March 2008, the Company issued 7,728 additional shares in connection with the acquisition, resulting in a goodwill adjustment of approximately $267 thousand. The acquisition of GreenPoint has added a total $7.19 million of goodwill and intangibles.
In December 2007, the Company opened two new locations in the Richmond, Virginia, area. In November and October 2007, the Company opened a new branch location in Princeton and Daniels, West Virginia, respectively. In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina, area. The Company currently has plans to open one branch location in Summersville, West Virginia.
In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration aggregating up to $1.43 million in the form of the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. In December 2007, the Company issued 13,401 additional shares in connection with the acquisition.

Note 3. Investment Securities
As of March 31, 2008, and December 31, 2007, the amortized cost and estimated fair value of available-for-sale securities are as follows:

	March 31, 2008
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$81,358	$2,528	$—	$83,886
States and political subdivisions	183,485	3,628	(990)	186,123
Trust-preferred securities	164,522	—	(28,156)	136,366
Mortgage-backed securities	184,671	2,772	(3,830)	183,613
Equities	8,660	751	(546)	8,865

Total	$622,696	$9,679	$(33,522)	$598,853

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$136,791	$2,446	$—	$139,237
States and political subdivisions	186,834	2,667	(965)	188,536
Trust-preferred securities	164,731	—	(14,106)	150,625
Mortgage-backed securities	177,984	816	(2,073)	176,727
Equities	8,597	814	(416)	8,995

Total	$674,937	$6,743	$(17,560)	$664,120

As of March 31, 2008, and December 31, 2007, the amortized cost and estimated fair value of held-to-maturity securities are as follows:

	March 31, 2008
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$11,700	$248	$—	$11,948
Other securities	375	—	—	375

Total	$12,075	$248	$—	$12,323

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$11,699	$223	$—	$11,922
Mortgage-backed securities	1	—	—	1
Other securities	375	—	—	375

Total	$12,075	$223	$—	$12,298

The following table reflects those investments in an unrealized loss position at March 31, 2008, and December 31, 2007. There were no securities in a continuous unrealized loss position for 12 or more months which the Company does not have the ability to hold until the security matures or recovers in value.

	March 31, 2008
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	27,266	(511)	15,281	(479)	42,547	(990)
Trust-preferred securities	113,794	(24,460)	22,572	(3,696)	136,366	(28,156)
Mortgage-backed securities	20,408	(420)	24,784	(3,410)	45,192	(3,830)
Equity securities	1,713	(386)	2,225	(160)	3,938	(546)

Total	$163,181	$(25,777)	$64,862	$(7,745)	$228,043	$(33,522)

	December 31, 2007
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$—	$—	$1,999	$—	$1,999	$—
States and political subdivisions	40,461	(900)	12,287	(65)	52,748	(965)
Trust-preferred securities	129,006	(12,431)	21,994	(1,675)	151,000	(14,106)
Mortgage-backed securities	7,991	(108)	63,393	(1,965)	71,384	(2,073)
Equity securities	2,269	(345)	1,759	(71)	4,028	(416)

Total	$179,727	$(13,784)	$101,432	$(3,776)	$281,159	$(17,560)

At March 31, 2008, there were 164 individual security holdings in an unrealized loss position. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates, changes in market credit risk premiums, and current market illiquidity. The Company’s portfolio of trust-preferred securities are generally collateralized with bank-issued debt, rated A or higher, have not had a credit rating downgrade, and have not experienced any defaults. The Company does not believe the declines in value are attributable to the credit quality of the issuers.
Note 4. Loans
Loans, net of unearned income, consist of the following:

	March 31, 2008		December 31, 2007
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial and agricultural	$88,532	7.51%	$96,261	7.85%
Commercial real estate	376,087	31.89%	386,112	31.51%
Residential real estate	488,860	41.45%	498,345	40.66%
Construction	151,242	12.82%	163,310	13.33%
Consumer	69,377	5.88%	75,447	6.16%
Other	5,406	0.45%	6,027	0.49%

Total	$1,179,504	100.00%	$1,225,502	100.00%

Loans held for sale	$2,116		$811

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
Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparties. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
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
Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $213.71 million and standby letters of credit and financial guarantees written of $2.96 million at March 31, 2008. Additionally, the Company had gross notional amount of outstanding commitments to lend related to secondary market mortgage loans of $13.16 million at March 31, 2008.
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
The following table details the Company’s allowance for loan loss activity for the three-month periods ended March 31, 2008 and 2007.

	For the Three Months Ended
	March 31,
(In Thousands)	2008	2007
Beginning balance	$12,833	$14,549
Provision for loan losses	323	—
Charge-offs	(966)	(893)
Recoveries	672	854

Ending balance	$12,862	$14,510

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of March 31, 2008, and December 31, 2007.

	March 31	December 31,
(In Thousands)	2008	2007
Interest-bearing demand deposits	$172,864	$153,570
Savings deposits	305,725	327,691
Certificates of deposit	656,267	688,095

Total	$1,134,856	$1,169,356

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at March 31, 2008, and December 31, 2007.

	March 31,	December 31,
(In thousands)	2008	2007
FHLB borrowings	$250,870	$275,888
Subordinated debt	15,464	15,464
Other long-term debt	555	564

Total	$266,889	$291,916

FHLB borrowings include $250.00 million in convertible and callable advances and $870 thousand of noncallable term advances from the FHLB at March 31, 2008. The weighted average interest rates of advances are 3.91% and 4.38% at March 31, 2008, and December 31, 2007, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings is 3.94% at March 31, 2008. The fair value of the interest rate swap was a liability of $2.90 million at March 31, 2008.
At March 31, 2008, the FHLB advances have maturities between five and thirteen years. The scheduled maturities of the advances are as follows:

(In Thousands)	Amount
2008	$—
2009	—
2010	—
2011	—
2012	50,000
2013 and thereafter	200,870

Total	$250,870

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
Note 10. Segment Information
The Company operates in two segments: Community Banking and Insurance Services. The Community Banking segment includes both commercial and consumer lending and provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. This segment provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. In addition, the Community Banking segment provides wealth management services to a broad range of customers. The Insurance Services segment is a full-service insurance agency providing commercial and personal lines of insurance.
The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three months ended March 31, 2008.

	For the Three Months Ended
	March 31, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$16,635	$(6)	$(269)	$16,360
Provision for loan losses	323	—	—	323
Noninterest income	7,994	1,344	(197)	9,141
Noninterest expense	15,792	1,046	(555)	16,283

Income before income taxes	8,514	292	89	8,895
Provision (benefit) for income taxes	2,432	86	65	2,583

Net income	$6,082	$206	$24	$6,312

End of period assets	$2,045,941	$8,900	$10,272	$2,065,113

Note 11: Fair Value Disclosures
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal, or most advantageous, market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.
SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, or the replacement cost. Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs —	Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs —	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, such as interest rates, volatilities, prepayment speeds, and credit risks, or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs —	Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Securities Available-for-Sale. Securities classified as available-for-sale are reported at fair value utilizing Level 1 and Level 2 inputs. For Level 1 securities, the Company obtains fair value measurements from active exchanges. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.
Other Assets and Associated Liabilities. Securities held for trading purposes are recorded at fair value and included in “other assets” on the consolidated balance sheets. Securities held for trading purposes include assets related to employee deferred compensation plans. The assets associated with these plans are generally invested in equities and classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.
Derivatives. Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations based on observable data to value its derivatives.
Impaired Loans. Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities	$6,807	$592,046	$—	$598,853
Other assets	3,122	—	—	3,122
Derivative assets	—	927	—	927
Other liabilities	3,122	—	—	3,122
Derivative liabilities	—	3,921	—	3,921
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Loans considered impaired and collateral dependent were $3.00 million at March 31, 2008.
Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

PART I. ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to address information about First Community Bancshares, Inc.’s (the “Company”) financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K and the other financial information included in this report.
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.07 billion at March 31, 2008. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through over fifty locations in the Virginia, West Virginia, North and South Carolina, and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc., a North Carolina-based full-service insurance agency offering commercial and personal lines (“GreenPoint”). The Bank is the parent of Investment Planning Consultants, Inc., a SEC-registered investment advisory firm that offers wealth management and investment advice (“IPC”). The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.
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
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors are described in greater detail in Item 1A. Risk Factors of the Company’s 2007 Annual Report on Form 10-K.
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
The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the accounting areas that require the most subjective or complex judgments. The identified critical accounting policies are described in detail in the Company’s 2007 Annual Report on Form 10-K. There have been no material changes in the Company’s critical accounting policies since December 31, 2007.
COMPANY OVERVIEW
The Company is a full service commercial financial holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, IPC, and GreenPoint, and offers a wide range of financial services. The Company reported total assets of $2.07 billion at March 31, 2008.
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
The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC. The Bank’s Trust Division and IPC manage assets with an aggregate market value of $823 million. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.
MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY
In September 2007, the Company acquired GreenPoint, a High Point, North Carolina, insurance agency. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of its common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The Company is in the process of identifying and valuing intangibles. The Company assumed $5.57 million debt in connection with the acquisition, of which approximately $5.00 million was retired at closing. In March 2008, the Company issued 7,728 additional shares in connection with the acquisition, resulting in a goodwill adjustment of approximately $267 thousand. The acquisition of GreenPoint added $7.19 million of goodwill and intangibles.
In December 2007, the Company opened two new locations in the Richmond, Virginia, area. In November and October 2007, the Company opened a new branch location in Princeton and Daniels, West Virginia, respectively. In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina, area. The Company currently has plans to open one branch location in Summersville, West Virginia.
RESULTS OF OPERATIONS
Overview
Net income for the three months ended March 31, 2008, was $6.31 million, or $0.57 per basic and diluted share, compared with $7.12 million, or $0.63 per basic and diluted share, for the three months ended March 31, 2007, a decrease of $812 thousand, or 11.40%. Return on average assets was 1.21% for the three months ended March 31, 2008, compared with 1.42% for the same period in 2007. Return on average equity for the three months ended March 31, 2008, was 11.66% compared with 13.33% for the three months ended March 31, 2007.

Net Interest Income — Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $16.36 million for the three months ended March 31, 2008, compared with $17.02 million for the corresponding period in 2007, a decrease of $655 thousand, or 3.85%. Tax-equivalent net interest income totaled $17.49 million for the three months ended March 31, 2008, a decrease of $566 thousand from $18.06 million for the first quarter of 2007. The decrease in net interest income was due primarily to decreases in loan balances and in loan yields as a result of the precipitous declines in the prime rate and the target lending rates for banks in December 2007, January 2008, and March 2008.
Compared with the first quarter of 2007, average earning assets increased $22.20 million while interest-bearing liabilities increased $68.32 million. The yield on average earning assets decreased by 37 basis points to 6.62% from 6.99% between the three months ended March 31, 2008 and 2007, respectively. Total cost of interest-bearing liabilities decreased 30 basis points between the first quarters of 2007 and 2008, which resulted in a net interest rate spread that was seven basis points lower at 3.39% for the first quarter of 2008 compared with 3.46% for the same period last year. The Company’s tax-equivalent net interest margin of 3.78% for the three months ended March 31, 2008, decreased 20 basis points from 3.98% for the same period of 2007.
The rate earned on loans decreased 45 basis points to 7.09% from 7.54% for the three months ended March 31, 2008 and 2007, respectively. The effect of the December 2007 and the January and March 2008 cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a profound impact on loan yields in the first quarter. Declines in the average portfolio balances also contributed to a net $2.27 million, or 9.66%, decrease in tax-equivalent loan interest income for the first quarter of 2008 compared with the first quarter of 2007.
During the three months ended March 31, 2008, the tax-equivalent yield on available-for-sale securities increased seven basis points to 5.81%, while the average balance increased by $90.66 million, or 17.02%, compared with the same period in 2007. The average tax-equivalent yield increased due to the addition of higher rate securities and the reduction of lower rate securities. As net payoffs in the loan portfolio are realized, the Company has been reinvesting those funds in securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the first quarter of 2007, average interest-bearing balances with banks decreased to $22.60 million during the first quarter of 2008, as the yield decreased 158 basis points to 3.20% during the same period. Interest-bearing balances with banks is comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the first quarter of 2008 decreased along with decreases in short-term benchmark interest rates.
Compared with the same period in 2007, the average balances of interest-bearing demand and savings deposits increased $16.22 million, or 11.11%, and $7.40 million, or 2.32%, respectively, for the three months ended March 31, 2008. The average rate paid on interest-bearing demand deposits during the first quarter of 2008 decreased by 12 basis points, while the average rate paid on savings decreased 29 basis points. Average time deposits decreased $24.47 million, or 3.51%, while the average rate paid on time deposits decreased eight basis points from 4.37% in the first quarter of 2007 to 4.29% in the first quarter of 2008. Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $11.94 million, or 7.39%, to $149.58 million for the three months ended March 31, 2008, while the rate decreased 88 basis points to 2.75% during the same period. The level of average non-interest-bearing demand deposits decreased $16.60 million, or 7.23%, to $212.97 million during the quarter ended March 31, 2008, compared with the corresponding period of the prior year.
Compared with the same period in 2007, average federal funds purchased decreased $1.12 million to $1.82 million during the first quarter of 2008, and wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased 62 basis points between the two periods. The average balance of FHLB borrowings and other long-term debt increased by $82.23 million, or 42.33%, in first quarter of 2008 to $276.50 million, while the rate paid on those borrowings decreased 61 basis points. The Company prepaid a $25.00 million FHLB advance during the first quarter of 2008. The advance carried an interest rate of 5.47% and was extinguished using current liquidity.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,205,481	$21,258	7.09%	$1,265,628	$23,530	7.54%
Securities available for sale	623,275	8,998	5.81%	532,618	7,537	5.74%
Securities held to maturity	12,075	242	8.06%	19,765	387	7.94%
Interest-bearing deposits	22,602	180	3.20%	23,224	274	4.78%

Total Earning Assets	1,863,433	30,678	6.62%	1,841,235	31,728	6.99%
Other assets	227,964			195,771

TOTAL ASSETS	$2,091,397			$2,037,006

LIABILITIES
Interest-bearing deposits:
Demand deposits	$162,175	$76	0.19%	$145,960	$112	0.31%
Savings deposits	327,061	1,487	1.83%	319,660	1,674	2.12%
Time deposits	672,645	7,178	4.29%	697,115	7,514	4.37%

Total interest-bearing deposits	1,161,881	8,741	3.03%	1,162,735	9,300	3.24%
Borrowings:
Federal funds purchased	1,819	18	3.98%	2,937	42	5.80%
Retail repurchase agreements	149,581	1,022	2.75%	161,518	1,447	3.63%
Wholesale repurchase agreements	50,000	473	3.80%	50,000	545	4.42%
FHLB borrowings and other long-term debt	276,503	2,933	4.27%	194,271	2,337	4.88%

Total borrowings	477,903	4,446	3.74%	408,726	4,371	4.34%

Total interest-bearing liabilities	1,639,784	13,187	3.23%	1,571,461	13,671	3.53%

Non-interestbearing demand deposits	212,972			229,574
Other liabilities	20,962			19,164
Stockholders’ Equity	217,679			216,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,091,397			$2,037,006

Net Interest Income, Tax Equivalent		$17,491			$18,057

Net Interest Rate Spread (3)			3.39%			3.46%

Net Interest Margin (4)			3.78%			3.98%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to dollar amounts.

	Three Months Ended
	March 31, 2008
	Compared to 2007
	$ Increase/(Decrease) due to
(In Thousands)	Volume	Rate	Total
Interest Earned On:
Loans (1)	$(1,010)	$(1,262)	$(2,272)
Securities available-for-sale (1)	1,367	94	1,461
Securities held-to-maturity (1)	(151)	6	(145)
Interest-bearing deposits with other banks	(7)	(87)	(94)

Total interest-earning assets	199	(1,249)	(1,050)

Interest Paid On:
Demand deposits	14	(50)	(36)
Savings deposits	37	(224)	(187)
Time deposits	(221)	(115)	(336)
Fed funds purchased	(13)	(11)	(24)
Retail repurchase agreements	(99)	(326)	(425)
Wholesale repurchase agreements	—	(72)	(72)
FHLB borrowings and other long-term debt	847	(251)	596

Total interest-bearing liabilities	565	(1,049)	(484)

Change in net interest income, tax-equivalent	$(366)	$(200)	$(566)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
The allowance for loan losses was $12.86 million at March 31, 2008, $12.83 million at December 31, 2007 and $14.51 million at March 31, 2007. The Company’s allowance for loan loss activity for the three-month periods ended March 31, 2008 and 2007, is as follows:

	For the Three Months Ended
	March 31,
(In Thousands)	2008	2007
Allowance for loan losses
Beginning balance	$12,833	$14,549
Provision for loan losses	323	—
Charge-offs	(966)	(893)
Recoveries	672	854

Net charge-offs	(294)	(39)

Ending balance	$12,862	$14,510

The total allowance for loan losses to loans held for investment ratio was 1.09% at March 31, 2008, compared with 1.05% at December 31, 2007, and 1.15% at March 31, 2007. Management considers the allowance adequate based upon its analysis of the portfolio as of March 31, 2008. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.

Throughout the first quarter of 2008, the Company had net charge-offs of $294 thousand compared with $39 thousand in the first quarter of 2007. Annualized net charge-offs were 0.10% and 0.01% for first quarter of 2008 and 2007, respectively. The Company made a provision for loan losses of $323 thousand for the first three months of 2008 compared with none in the first three months 2007.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income for the first quarter of 2008 was $9.14 million compared with $5.22 million in the same period of 2007, an increase of $3.93 million, or 75.28%. Wealth management revenues decreased $119 thousand, or 11.69%, to $899 thousand for the three months ended March 31, 2008, compared with the same period in 2007. Wealth management revenues were slightly elevated in the first quarter of 2007 as the Trust Division settled several large estates. Service charges on deposit accounts increased $690 thousand, or 28.64%, to $3.10 million for the three months ended March 31, 2008, compared with the same period in 2007. Other service charges, commissions, and fees increased $251 thousand, or 28.85%, to $1.12 million thousand for the three months ended March 31, 2008, compared with the same period in 2007. Insurance commissions for the first quarter of 2008 were $1.34 million. Other operating income was $858 million, an increase of $69 thousand, or 8.75%, compared with 2007.
During the first quarter of 2008, securities gains of $1.82 million were realized, compared with a gain of $129 thousand in the comparable period in 2007. During the first quarter, certain investment securities in the Company’s portfolio significantly increased in value as the interest rate environment declined, and the Company monetized that value.
Noninterest Expense
Noninterest expense totaled $16.28 million for the quarter ended March 31, 2008, an increase of $4.13 million, or 33.93%, from the same period in 2007. Salaries and benefits for the first quarter of 2008 increased $1.38 million, or 21.51%, compared to the same period in 2007. Salaries and benefits at GreenPoint accounted for $645 thousand of the increase in the first quarter of 2008 over the prior first quarter. Increases in wages, other than at GreenPoint, accounted for $159 thousand of the increase over 2007. Increases in retirement plan accruals, incentive compensation accruals, and commissions expense made up the remainder of the increase. Included in noninterest expense for the first quarter of 2008 is a prepayment penalty of $1.65 million incurred in connection with the early payment of a $25.00 million FHLB advance. Other non-interest expense totaled $4.62 million for the first quarter of 2008, an increase of $857 thousand, or 22.77%, from $3.76 million for the first quarter of 2007. The increase between comparable periods is due mostly to increases in consulting expense and new account promotions. Occupancy and furniture and fixtures expenses remained relatively stable between the comparable periods.
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
For the first quarter of 2008, income taxes were $2.58 million compared with $2.95 million for the first quarter of 2007. For the quarters ended March 31, 2008 and 2007, the effective tax rates were 29.04% and 29.27%, respectively.
FINANCIAL CONDITION
Total assets at March 31, 2008, decreased $84.73 million, or 3.94%, to $2.07 billion from December 31, 2007. The decline reflects continued loan payoffs and planned attrition of high-rate, single service deposit households.
Securities
Available-for-sale securities were $598.85 million at March 31, 2008, compared with $664.12 million at December 31, 2007, a decrease of $65.27 million, or 9.83%. Held-to-maturity securities remained even at $12.08 million at March 31, 2008, compared with December 31, 2007. The market value of investment securities held-to-maturity was 102.05% and 101.85% of book value at March 31, 2008, and December 31, 2007, respectively.

The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on third party model prices. Available-for-sale and held-to-maturity securities are reviewed quarterly for other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates, changes in market credit risk premiums, and current market illiquidity. The Company’s portfolio of trust-preferred securities are generally collateralized with bank-issued debt, rated A or higher, have not had a credit rating downgrade, and have not experienced any defaults. The Company does not believe the declines in value are attributable to the credit quality of the issuers.
Loan Portfolio
Loans Held for Sale: The $2.12 million balance of loans held for sale at March 31, 2008, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at March 31, 2008, was $13.16 million on 89 loans.
Loans Held for Investment: Total loans held for investment were $1.18 billion at March 31, 2008, representing declines of $46.00 million and $79.34 million from December 31 and March 31, 2007, respectively. The average loan to deposit ratio decreased to 87.68% for the first quarter of 2008, compared with 88.49% for the fourth quarter of 2007 and 90.90% for the first quarter of 2007. Average loans of $1.21 billion for the first quarter of 2008 decreased $60.15 million when compared with first quarter of 2007 average of $1.27 billion.
Over the course of the last three years, the Company has taken aggressive measures to tighten its commercial underwriting standards. The more stringent underwriting has led to improved credit quality, but, coupled with the loss of commercial loan officers, has resulted in the decreases in loan portfolio. The Company also continues to realize net payoffs in the area of consumer finance, as it competes with credit card lenders.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of March 31, 2008, December 31, 2007, and March 31, 2007.

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$88,532	7.51%	$96,261	7.85%	$99,960	7.94%
Commercial real estate	376,087	31.89%	386,112	31.51%	414,696	32.94%
Residential real estate	488,860	41.45%	498,345	40.66%	499,621	39.69%
Construction	151,242	12.82%	163,310	13.33%	154,440	12.27%
Consumer	69,377	5.88%	75,447	6.16%	86,506	6.87%
Other	5,406	0.45%	6,027	0.49%	3,624	0.29%

Total	$1,179,504	100.00%	$1,225,502	100.00%	$1,258,847	100.00%

Loans Held for Sale	$2,116		$811		$1,068

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $3.54 million at March 31, 2008, $3.47 million at December 31, 2007, and $4.67 million at March 31, 2007. The percentage of non-performing assets to total loans and OREO was 0.30% at March 31, 2008, 0.28% at December 31, 2007, and 0.37% at March 31, 2007.

The following schedule details non-performing assets by category at the close of each of the quarters ended March 31, 2008 and 2007, and December 31, 2007.

	March 31,	December 31,	March 31,
(In Thousands)	2008	2007	2007
Non-accrual	$3,137	$2,923	$4,074
Ninety days past due and accruing	—	—	—
Other real estate owned	400	545	600

Total non-performing assets	$3,537	$3,468	$4,674

Restructured loans performing in accordance with modified terms	$239	$245	$265

At March 31, 2008, non-accrual loans increased $214 thousand from December 31, 2007, and decreased $937 thousand from March 31, 2007. Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $400 thousand at March 31, 2008, and is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits decreased by $34.49 million, or 2.48%, during the first three months of 2008. Non interest-bearing demand deposits were stable at $224.10 million at March 31, 2008, compared with $224.09 million at December 31, 2007. Interest-bearing demand deposits increased $19.29 million to $172.86 million at March 31, 2008. Savings decreased $21.97 million, or 6.70%, and time deposits decreased $31.83 million, or 4.63%, during the first quarter of 2008. Throughout the last six months, the Company has aggressively lowered money market and certificate of deposit rates, which is the main cause of the decreases in the balance.
Securities sold under repurchase agreements increased $573 thousand, or 0.28%, in the first three months of 2008 to $208.00 million. There were no federal funds purchased outstanding at March 31, 2008.
Stockholders’ Equity
Total stockholders’ equity decreased $8.12 million, or 3.74%, from $217.10 million at December 31, 2007, to $208.98 million at March 31, 2008, as the Company continued to balance capital adequacy and returns to stockholders. The decrease in equity was due mainly to net earnings of $6.31 million, less dividends paid to stockholders of $3.08 million, common stock repurchases of $1.84 million, and other comprehensive loss of $8.76 million.
The Company repurchased 67,300 shares of its common stock in the first quarter of 2008. The share repurchases were conducted as part of a share repurchase plan previously adopted by the Company. The Company has availability under the plan to purchase approximately 64,000 additional shares of its common stock.
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2008, the Company’s total capital to risk-weighted assets ratio was 12.70% versus 12.34% at December 31, 2007. The Company’s Tier 1 capital to risk-weighted assets ratio was 11.78% at March 31, 2008, compared with 11.45% at December 31, 2007. The Company’s Tier 1 leverage ratio at March 31, 2008, was 8.32% compared with 8.09% at December 31, 2007. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels prescribed for banks.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At March 31, 2008, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $77.12 million, unpledged securities available-for-sale of $263.18 million, and FHLB credit availability of approximately $162.15 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
The Company maintains a liquidity policy as a means to manage liquidity and the associated risk. The policy includes a Liquidity Contingency Plan (the “Liquidity Plan”) that is designed as a tool for the Company to detect liquidity issues promptly in order to protect depositors, creditors and shareholders. The Liquidity Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in the Company’s quarterly earnings to a decline in the market price of the Company’s stock. The Liquidity Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments on a recurring basis by the Company and its Board of Directors.
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
The Company’s primary component of operational revenue, net interest income, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components: repricing risk, basis risk, yield curve risk and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is due to embedded options, often put or call options, given or sold to holders of financial instruments.
In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and the Company’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the Company’s strategies. However, the earnings simulation model is currently the best tool available to the Company for managing interest rate risk.
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure. Based upon the latest simulation, the Company believes that it has shifted more towards a more neutral position. Although the Company is in a neutral position, significantly more assets reprice in the short term than do liabilities, creating potential for net interest income to be negatively impacted in a declining rate environment.

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
The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of March 31, 2008, and December 31, 2007, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are effected.
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
Rate Sensitivity Analysis

	March 31, 2008
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$2,137	3.1	$(8,446)	(3.1)
100	1,384	2.0	(8,074)	(3.0)
(100)	(2,166)	(3.1)	(31,171)	(11.4)
(200)	(4,897)	(7.0)	(64,965)	(23.8)

	December 31, 2007
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(3,124)	(4.2)	$(30,894)	(10.7)
100	(327)	(0.4)	(5,315)	(1.8)
(100)	(449)	(0.6)	(11,128)	(3.9)
(200)	(1,657)	(2.2)	(32,008)	(11.1)

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A. Risk Factors
There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not Applicable
     (b) Not Applicable
     (c) Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the three months ended March 31, 2008.

				Maximum
			Total Number of	Number of
	Total # of	Average	Shares Purchased	Shares That May
	Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan
January 1-31, 2008	30,000	$31.17	30,000	90,628
February 1-29, 2008	22,000	34.10	22,000	68,628
March 1-31, 2008	15,300	31.62	15,300	63,556

Total	67,300	$32.23	67,300

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company held 486,444 shares in treasury at March 31, 2008.
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on April 29, 2008.

(b)	The following directors were elected to serve a three-year term through the date of the 2011 Annual Meeting of Stockholders:

Franklin P. Hall, Robert E. Perkinson, William P. Stafford

The following directors’ terms continued after the Annual Meeting:

Allen T. Hamner, I. Norris Kantor, John M. Mendez, A. A. Modena, and William P. Stafford

(c)	Three proposals were voted upon at the annual meeting, which included: 1) the election of the aforementioned directors as the Class of 2011; 2) amend the Articles of Incorporation to allow for the election of directors on an annual basis to coincide with the expiration of current terms, and 3) ratification of the selection of Dixon Hughes PLLC, Asheville, North Carolina, as independent registered public accountants for the year ending December 31, 2008. The results of the proposals and voting are as follows:
Proposal 1. Election of Directors:

		Votes	For All
	Votes For	Withheld	Except
Franklin P. Hall	8,273,725	175,822	5,933
Robert E. Perkinson	8,244,291	175,822	35,367
William P. Stafford	8,224,552	175,822	55,106

Proposal 2. Amendment of the Articles of Incorporation to allow for the election of directors on and annual basis to coincide with the expiration of current terms:

Votes For	6,309,856
Votes Against	2,115,959
Votes Abstained	29,664

Proposal 3. Ratification of the selection of Dixon Hughes PLLC as independent registered public accountants:

Votes For	8,407,340
Votes Against	12,278
Votes Abstained	35,861
ITEM 5. Other Information
Not Applicable
ITEM 6. Exhibits
     (a) Exhibits

Exhibit No.		Exhibit
3.1	—	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3.2	—	Bylaws of First Community Bancshares, Inc., as amended. (15)

4.1	—	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	—	Indenture Agreement dated September 25, 2003. (10)

4.3	—	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (10)

4.4	—	Preferred Securities Guarantee Agreement dated September 25, 2003. (10)

10.1	—	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1	—	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (10)

10.2	—	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3	—	Employment Agreement dated January 1, 2000 and amended October 17, 2000, between First Community Bancshares, Inc. and John M. Mendez. (2) (6)

10.4	—	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (2)

10.5	—	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)

10.6	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1	—	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004). (12)

10.7	—	First Community Bancshares, Inc. Wrap Plan. (7)

Exhibit No.		Exhibit
10.8	—	Reserved.

10.9	—	Form of Indemnification Agreement between First Community Bancshares, Inc. and its Directors and Certain Executive Officers. (8)

10.10	—	Form of Indemnification Agreement between First Community Bank, N. A., its Directors and Certain Executive Officers. (8)

10.11	—	Reserved.

10.12	—	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (9) and Award Agreement. (11)

10.13	—	Reserved.

10.14	—	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15	—	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (13)

10.16	—	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (16)

10.17	—	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (17)

31.1	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer

32	—	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

(1)	Incorporated by reference from Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed on May 10, 2007.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	First Community Bancshares, Inc. has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title, salary and the use of a vehicle.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from Exhibits 10.10 and 10.11 of Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(9)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(10)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(11)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(12)	Incorporated by reference from Exhibit 10.6.1 of the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford, II.

(13)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(14)	Reserved.

(15)	Incorporated by reference from Exhibit 3.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed on November 8, 2006.

(16)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(17)	Incorporated by reference from Exhibit 10.17 of the Annual Report of Form 10-K for the period ended December 31, 2007, filed March 13, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: May 12, 2008

/s/ John M. Mendez John M. Mendez President & Chief Executive Officer (Principal Executive Officer)
DATE: May 12, 2008

/s/ David D. Brown David D. Brown Chief Financial Officer (Principal Accounting Officer)

Index to Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350