Form 10-Q
period 2008-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2008-08-11
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008
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
Class — Common Stock, $1.00 Par Value; 10,950,078 shares outstanding as of August 1, 2008

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended June 30, 2008

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$44,672	$50,051
Interest-bearing balances with banks	10,745	2,695

Total cash and cash equivalents	55,417	52,746
Securities available-for-sale (amortized cost of $646,657 at June 30, 2008; $674,937 at December 31, 2007)	598,438	664,120
Securities held-to-maturity (fair value of $10,661 at June 30, 2008; $12,298 at December 31, 2007)	10,511	12,075
Loans held for sale	1,522	811
Loans held for investment, net of unearned income	1,181,107	1,225,502
Less allowance for loan losses	13,433	12,833

Net loans held for investment	1,167,674	1,212,669
Premises and equipment	50,075	48,383
Other real estate owned	500	545
Interest receivable	9,992	12,465
Goodwill and other intangible assets	71,181	70,056
Other assets	88,377	75,968

Total Assets	$2,053,687	$2,149,838

Liabilities
Deposits:
Noninterest-bearing	$224,716	$224,087
Interest-bearing	1,114,691	1,169,356

Total Deposits	1,339,407	1,393,443
Interest, taxes and other liabilities	18,695	21,454
Federal funds purchased	66,500	18,500
Securities sold under agreements to repurchase	215,610	207,427
FHLB borrowings and other indebtedness	216,862	291,916

Total Liabilities	1,857,074	1,932,740

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 shares issued at June 30, 2008, and December 31, 2007, including 544,940 and 429,372 shares in treasury, respectively	11,499	11,499
Additional paid-in capital	108,926	108,825
Retained earnings	123,253	117,670
Treasury stock, at cost	(17,328)	(13,613)
Accumulated other comprehensive loss	(29,737)	(7,283)

Total Stockholders’ Equity	196,613	217,098

Total Liabilities and Stockholders’ Equity	$2,053,687	$2,149,838

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2008	2007
Interest Income
Interest and fees on loans held for investment	$19,891	$23,404	$41,128	$46,923
Interest on securities-taxable	5,467	6,030	11,534	11,011
Interest on securities-nontaxable	2,004	2,150	4,067	4,062
Interest on deposits in banks	71	395	251	669

Total interest income	27,433	31,979	56,980	62,665
Interest Expense
Interest on deposits	7,118	9,748	15,859	19,048
Interest on borrowings	3,690	5,217	8,136	9,588

Total interest expense	10,808	14,965	23,995	28,636

Net interest income	16,625	17,014	32,985	34,029
Provision for loan losses	937	—	1,260	—

Net interest income after provision for loan losses	15,688	17,014	31,725	34,029

Noninterest Income
Wealth management income	1,098	1,005	1,997	2,023
Service charges on deposit accounts	3,463	2,662	6,562	5,071
Other service charges, commissions and fees	1,064	837	2,185	1,707
Insurance commissions	1,146	—	2,490	—
Gain on sale of securities	150	30	1,970	159
Other operating income	803	1,013	1,661	1,802

Total noninterest income	7,724	5,547	16,865	10,762

Noninterest Expense
Salaries and employee benefits	7,580	6,165	15,370	12,576
Occupancy expense of bank premises	1,256	1,020	2,420	2,077
Furniture and equipment expense	973	780	1,874	1,603
Intangible amortization	158	105	318	208
Prepayment penalty on FHLB advance	—	—	1,647	—
Other operating expense	4,792	4,005	9,413	7,769

Total noninterest expense	14,759	12,075	31,042	24,233

Income before income taxes	8,653	10,486	17,548	20,558
Income tax expense	2,415	3,047	4,998	5,995

Net income	$6,238	$7,439	$12,550	$14,563

Basic earnings per common share	$0.57	$0.66	$1.14	$1.29

Diluted earnings per common share	$0.56	$0.66	$1.13	$1.28

Dividends declared per common share	$0.28	$0.27	$0.56	$0.54

Weighted average basic shares outstanding	10,992,301	11,260,868	11,011,116	11,260,126
Weighted average diluted shares outstanding	11,073,440	11,320,227	11,091,714	11,334,486
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In Thousands)	2008	2007
Operating activities:
Net Income	$12,550	$14,563
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,260	—
Depreciation and amortization of premises and equipment	1,855	1,585
Intangible amortization	318	208
Net investment amortization and accretion	(526)	282
Net gain on the sale of assets	(1,929)	(154)
Mortgage loans originated for sale	(22,964)	(23,737)
Proceeds from sales of mortgage loans	22,376	22,831
Gain on sales of loans	(123)	(131)
Deferred income tax benefit	(330)	(164)
Decrease (increase) in interest receivable	2,473	(751)
Other operating activities, net	(1,765)	(3,494)

Net cash provided by operating activities	13,195	11,038

Investing activities:
Proceeds from sales of securities available-for-sale	73,731	827
Proceeds from maturities and calls of securities available-for-sale	54,521	16,784
Proceeds from maturities and calls of securities held-to-maturity	1,578	6,809
Purchase of securities available-for-sale	(97,491)	(175,977)
Net decrease in loans held for investment	43,740	40,832
Purchase of premises and equipment	(3,549)	(6,977)

Net cash provided by (used in) investing activities	72,530	(117,702)

Financing activities:
Net increase in demand and savings deposits	4,139	15,331
Net (decrease) increase in time deposits	(58,175)	11,858
Net increase (decrease) in federal funds purchased	48,000	(7,700)
Net increase in securities sold under agreement to repurchase	8,183	16,802
Net (decrease) increase in FHLB and other borrowings	(75,054)	93,716
Proceeds from the exercise of stock options	97	681
Excess tax benefit from stock-based compensation	22	284
Acquisition of treasury stock	(4,112)	(1,729)
Dividends paid	(6,154)	(6,079)

Net cash (used in) provided by financing activities	(83,054)	123,164

Increase in cash and cash equivalents	2,671	16,500

Cash and cash equivalents at beginning of period	52,746	57,759

Cash and cash equivalents at end of period	$55,417	$74,259

Supplemental information — Noncash items
Transfer of loans to other real estate	$637	$853
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in Thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance January 1, 2007	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730
Comprehensive income:
Net income	—	—	14,563	—	—	14,563
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(4,601)	(4,601)
Less reclassification adjustment for gains realized in net income					(47)	(47)
Unrealized gain on cash flow hedge	—	—	—	—	285	285

Comprehensive income	—	—	14,563	—	(4,363)	10,200

Common dividends declared	—	—	(6,079)	—	—	(6,079)
Acquisition of 55,200 treasury shares	—	—	—	(1,729)	—	(1,729)
Equity-based compensation expense	—	66	—	87	—	153
Tax benefit from exercise of stock options	—	328	—	—	—	328
Option exercises - 39,174 shares	—	(567)	—	1,225	—	658

Balance June 30, 2007	$11,499	$108,633	$108,601	$(8,341)	$(4,131)	$216,261

Balance January 1, 2008	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098
Comprehensive income:
Net income	—	—	12,550	—	—	12,550
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	(21,631)	(21,631)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(810)	(810)
Unrealized loss on cash flow hedge	—	—	—	—	(13)	(13)

Comprehensive loss	—	—	12,550	—	(22,454)	(9,904)

Cumulative effect of change in accounting principle	—	—	(813)	—	—	(813)
Common dividends declared	—	—	(6,154)	—	—	(6,154)
Acquisition of 128,100 treasury shares	—	—	—	(4,112)	—	(4,112)
Acquisition of GreenPoint Insurance Group - 7,728 shares issued	—	22	—	245	—	267
Equity-based compensation expense	—	107	—	—	—	107
Tax benefit from exercise of stock options	—	29	—	—	—	29
Option exercises - 4,804 shares	—	(57)	—	152	—	95

Balance June 30, 2008	$11,499	$108,926	$123,253	$(17,328)	$(29,737)	$196,613

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
Recent Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement establishes a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles,” and is not expected to have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its financial condition, results of operations and disclosures.
In December 2007, the FASB revised Statement No. 141, “Business Combinations” (“SFAS 141”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its financial condition, results of operations and disclosures.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years beginning after January 1, 2009. The Company is currently evaluating the impact of SFAS 160 on its financial condition, results of operations and disclosures.
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
In September 2006, the Emerging Issues Task Force reached a consensus regarding EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. On January 1, 2008, the Company made a cumulative effect adjustment to equity of $813 thousand in connection with the adoption of EITF 06-4.
Note 2. Mergers, Acquisitions, Branching Activity, and Subsequent Event
On July 31, 2008, the Company signed a definitive agreement providing for the acquisition of Coddle Creek Financial Corp. (“Coddle Creek”) and its wholly-owned subsidiary, Mooresville Savings Bank, SSB (“Mooresville”). Mooresville is a $156.56 million state-chartered savings bank headquartered in Mooresville, North Carolina. The definitive agreement provides for the payment of $19.60 and         .9046 shares of the Company’s common stock for each outstanding share of Coddle Creek common stock. Coddle Creek and Mooresville will be merged with and into the Company and First Community Bank, N. A., respectively. The transaction is subject to regulatory approvals and approval by the stockholders of Coddle Creek. The merger is expected to close in the fourth quarter of 2008.
In September 2007, the Company completed the acquisition of GreenPoint Insurance Group, Inc. (“GreenPoint”), a High Point, North Carolina, insurance agency. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The Company assumed $5.57 million of debt in connection with the acquisition, of which approximately $5.00 million was retired at closing. In March 2008, the Company issued 7,728 additional shares in connection with the acquisition, resulting in a goodwill adjustment of approximately $267 thousand. The acquisition of GreenPoint has added a total $9.09 million of goodwill and intangibles.
In May 2008, the Company opened a new branch location in Summersville, West Virginia. In December 2007, the Company opened two new branch locations in the Richmond, Virginia, area. In November and October 2007, the Company opened new branch locations in Princeton and Daniels, West Virginia, respectively. In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina, area.

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
Note 3. Investment Securities
As of June 30, 2008, and December 31, 2007, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	June 30, 2008
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$83,423	$577	$—	$84,000
States and political subdivisions	175,898	1,248	(3,783)	173,363
Trust-preferred securities	164,362	—	(40,795)	123,567
Mortgage-backed securities	214,350	496	(5,780)	209,066
Equities	8,624	510	(692)	8,442

Total	$646,657	$2,831	$(51,050)	$598,438

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$136,791	$2,446	$—	$139,237
States and political subdivisions	186,834	2,667	(965)	188,536
Trust-preferred securities	164,731	—	(14,106)	150,625
Mortgage-backed securities	177,984	816	(2,073)	176,727
Equities	8,597	814	(416)	8,995

Total	$674,937	$6,743	$(17,560)	$664,120

As of June 30, 2008, and December 31, 2007, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	June 30, 2008
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$10,136	$151	$(1)	$10,286
Other securities	375	—	—	375

Total	$10,511	$151	$(1)	$10,661

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$11,699	$223	$—	$11,922
Mortgage-backed securities	1	—	—	1
Other securities	375	—	—	375

Total	$12,075	$223	$—	$12,298

The following table reflects those investments in an unrealized loss position at June 30, 2008, and December 31, 2007. The Company has the intent and ability to hold until maturity or recovery any security in a continuous unrealized loss position for 12 or more months.

	June 30, 2008
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	84,832	(2,262)	16,433	(1,522)	101,265	(3,784)
Trust-preferred securities	77,691	(24,216)	45,876	(16,579)	123,567	(40,795)
Mortgage-backed securities	140,077	(1,903)	24,005	(3,877)	164,082	(5,780)
Equity securities	2,688	(490)	2,168	(202)	4,856	(692)

Total	$305,288	$(28,871)	$88,482	$(22,180)	$393,770	$(51,051)

	December 31, 2007
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	40,461	(900)	12,287	(65)	52,748	(965)
Trust-preferred securities	129,006	(12,431)	21,994	(1,675)	151,000	(14,106)
Mortgage-backed securities	7,991	(108)	63,393	(1,965)	71,384	(2,073)
Equity securities	2,269	(345)	1,759	(71)	4,028	(416)

Total	$179,727	$(13,784)	$99,433	$(3,776)	$279,160	$(17,560)

At June 30, 2008, there were 317 individual security holdings in an unrealized loss position. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates, changes in market credit risk premiums, and current market illiquidity.

The Company has a portfolio of trust-preferred securities with a total market value of approximately $123.57 million as of June 30, 2008. That portfolio is comprised of single-issue securities and pooled trust-preferred securities. The single-issue securities are trust-preferred issuances from some of the largest banks in the nation and had a total market value of approximately $44.48 million as of June 30, 2008, compared with their adjusted cost basis of approximately $55.44 million.
At June 30, 2008, the total market value of the pooled trust-preferred securities was approximately $79.09 million, compared with an adjusted cost basis of approximately $108.93 million. The collateral underlying these securities is comprised of 86% of bank trust-preferred securities and subordinated debt issuances. The remaining collateral is from REIT’s and insurance companies. All of the pooled trust-preferred securities are A-rated, have not been subject to a credit rating downgrade, and have not deferred an interest payment. Certain of these securities are, however, on negative watch by one or more rating firms. The securities carry variable rate structures that float at a prescribed margin over 3-month LIBOR. The Company has modeled the expected cash flows from the pooled trust-preferred securities and at present does not expect to have an adverse cash flow effect under any of the scenarios modeled due to the existence of other subordinate classes within the pools.
Although the Company has both the intent and ability to hold the securities to maturity, the Company is closely monitoring this portfolio due to the substantial market discounts. The market discounts are due to credit market disruption in bank subordinated debt instruments and the possibility of future negative credit events within the banking sector, which could affect collateral within certain of the pools and single-issue securities.
Note 4. Loans
Loans, net of unearned income, consist of the following:

	June 30, 2008		December 31, 2007
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial and agricultural	$85,833	7.27%	$96,261	7.85%
Commercial real estate	385,870	32.67%	386,112	31.51%
Residential real estate	490,519	41.53%	498,345	40.66%
Construction	144,094	12.20%	163,310	13.33%
Consumer	67,572	5.72%	75,447	6.16%
Other	7,219	0.61%	6,027	0.49%

Total	$1,181,107	100.00%	$1,225,502	100.00%

Loans held for sale	$1,522		$811

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $207.61 million and standby letters of credit and financial guarantees written of $3.07 million at June 30, 2008. Additionally, the Company had gross notional amount of outstanding commitments to lend related to secondary market mortgage loans of $7.20 million at June 30, 2008.
Note 5. Allowance for Loan Losses
There was significant disruption and volatility in the financial and capital markets during the second half of 2007 and the first half of 2008. Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis. The disruption has been exacerbated by significant declines in valuations within the real estate and housing markets. Decreases in real estate values could adversely affect the value of property used as collateral for loans, including loans originated by the Company. Adverse changes in the economy may have a negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.
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
The following table details the Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2008 and 2007.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Beginning balance	$12,862	$14,510	$12,833	$14,549
Provision for loan losses	937	—	1,260	—
Charge-offs	(1,198)	(911)	(2,164)	(1,804)
Recoveries	832	335	1,504	1,189

Ending balance	$13,433	$13,934	$13,433	$13,934

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of June 30, 2008, and December 31, 2007.

	June 30	December 31,
(In Thousands)	2008	2007
Interest-bearing demand deposits	$172,623	$153,570
Savings deposits	312,148	327,691
Certificates of deposit	629,920	688,095

Total	$1,114,691	$1,169,356

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at June 30, 2008, and December 31, 2007.

	June 30,	December 31,
(In thousands)	2008	2007
FHLB borrowings	$200,852	$275,888
Subordinated debt	15,464	15,464
Other long-term debt	546	564

Total	$216,862	$291,916

FHLB borrowings include $200.00 million in convertible and callable advances and $852 thousand of noncallable term advances from the FHLB at June 30, 2008. The weighted average interest rates of advances are 3.22% and 4.38% at June 30, 2008, and December 31, 2007, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings is 3.73% at June 30, 2008. The fair value of the interest rate swap was a liability of $1.34 million at June 30, 2008.
At June 30, 2008, the FHLB advances have maturities between five and thirteen years. The scheduled maturities of the advances are as follows:

(In Thousands)	Amount
2008	$—
2009	—
2010	—
2011	—
2012	—
2013 and thereafter	200,852

Total	$200,852

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

Also included in other indebtedness is $15.46 million of junior subordinated debentures (the “Debentures”) issued by the Company in October 2003 to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”), with an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are callable beginning October 8, 2008.
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
Note 8. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income and loss. The following table summarizes the components of comprehensive income and loss.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Net income	$6,238	$7,439	$12,550	$14,563
Other comprehensive income
Unrealized loss on securities available-for-sale	(22,138)	(8,453)	(36,052)	(7,668)
Reclassification adjustment for losses (gains) realized in net income	(460)	14	(1,350)	(79)
Unrealized (loss) gain on derivative securities	1,562	727	(22)	475
Income tax effect	8,415	3,086	14,969	2,909

Total other comprehensive loss	(12,622)	(4,626)	(22,454)	(4,363)

Comprehensive (loss) income	$(6,384)	$2,813	$(9,904)	$10,200

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

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three- and six-month periods ended June 30, 2008.

	For the Three Months Ended
	June 30, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$16,840	$(5)	$(210)	$16,625
Provision for loan losses	937	—	—	937
Noninterest income	6,644	1,146	(66)	7,724
Noninterest expense	14,046	991	(278)	14,759

Income before income taxes	8,501	150	2	8,653
Provision (benefit) for income taxes	2,369	44	2	2,415

Net income	$6,132	$106	$—	$6,238

	For the Six Months Ended
	June 30, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$33,475	$(11)	$(479)	$32,985
Provision for loan losses	1,260	—	—	1,260
Noninterest income	14,638	2,490	(263)	16,865
Noninterest expense	29,838	2,037	(833)	31,042

Income before income taxes	17,015	442	91	17,548
Provision (benefit) for income taxes	4,801	130	67	4,998

Net income	$12,214	$312	$24	$12,550

End of period assets	$2,034,670	$9,067	$9,950	$2,053,687

Note 11: Fair Value Disclosures
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.
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

Level 1 Inputs	-	Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs	-	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, such as interest rates, volatilities, prepayment speeds, and credit risks, or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs	-	Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities	$6,661	$591,777	$—	$598,438
Other assets	2,913	—	—	2,913
Derivative assets	—	537	—	537
Other liabilities	2,913	—	—	2,913
Derivative liabilities	—	1,976	—	1,976
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. The fair value of loans considered impaired and collateral dependent was $3.30 million at June 30, 2008.
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
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.05 billion at June 30, 2008. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through over fifty locations in Virginia, West Virginia, North and South Carolina, and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc., a North Carolina-based full-service insurance agency offering commercial and personal lines (“GreenPoint”). The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a SEC-registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.
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
These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company’s non-interest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.
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
COMPANY OVERVIEW
The Company is a financial holding company which operates within the five-state region of Virginia, West Virginia, North and South Carolina, and Tennessee. The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services. The Company reported total assets of $2.05 billion at June 30, 2008.
The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed. The Company invests its funds primarily in loans to retail and commercial customers. In addition to loans, the Company invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. The Company also maintains overnight interest-bearing balances with the FHLB and correspondent banks. The difference between interest earned on assets and interest paid on liabilities is the Company’s primary source of earnings.
The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC. The Bank’s Trust Division and IPC manage assets with an aggregate market value of $831 million. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.
MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY
In July 2008, the Company announced its proposed acquisition of Coddle Creek Financial Corp. (“Coddle Creek”) headquartered in Mooresville, North Carolina. Coddle Creek is the bank holding company for Mooresville Savings Bank, SSB (“Mooresville Savings”), a state-chartered savings bank providing deposit and loan services in Mooresville, Huntersville, and Cornelius, North Carolina (the Lake Norman region just north of Charlotte, North Carolina). At June 30, 2008, Coddle Creek had total assets of $158.60 million, loans of $133.71 million, deposits of $136.97 million and stockholders’ equity of $19.09 million.
Pursuant to the terms of the definitive merger agreement, Coddle Creek will merge with and into the Company. Immediately thereafter, Mooresville Savings will be merged with and into the Bank and operate under the name, identity, and branch network of First Community Bank, N.A. Stockholders of Coddle Creek will receive merger consideration of $19.60 per share and 0.9046 shares of the Company’s common stock for each outstanding share of Coddle Creek common stock. The merger transaction is valued at approximately $33.01 million, based on the Company’s closing price of $35.83 on July 31, 2008. The value of the transaction and value of each share of Coddle Creek common stock on consummation of the merger may be higher or lower depending on the value of the Company’s common stock on such date. The merger is expected to be completed in the fourth quarter of 2008, subject to regulatory approvals and approval by the stockholders of Coddle Creek.
The proposed acquisition of Mooresville Savings represents the Company’s continued expansion into targeted suburban markets as part of its strategic plan for growth of the franchise in desirable markets in and near important MSA’s in the Mid-Atlantic and Southeast United States. The Company expects to substantially expand customer offerings, support technologies, and delivery channels to enhance the existing core business of Mooresville Savings.
In September 2007, the Company acquired GreenPoint, a High Point, North Carolina, insurance agency. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of its common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The Company assumed $5.57 million debt in connection with the acquisition, of which approximately $5.00 million was retired at closing. In March 2008, the Company issued 7,728 additional shares in connection with the acquisition, resulting in a goodwill adjustment of approximately $267 thousand. The acquisition of GreenPoint has added a total of $9.09 million of goodwill and intangibles.
The Company opened a new branch location in Summersville, West Virginia, in May 2008. In December 2007, the Company opened two new locations in the Richmond, Virginia, area. In November and October 2007, the Company opened a new branch location in Princeton and Daniels, West Virginia, respectively. In March 2007, the Company opened two new branch locations in the Winston-Salem, North Carolina, area.
RESULTS OF OPERATIONS
Overview
Net income for the three months ended June 30, 2008, was $6.24 million, or $0.57 per basic share and $0.56 per diluted share, compared with $7.44 million, or $0.66 per basic and diluted share, for the three months ended June 30, 2007, a decrease of $1.20 million, or 16.14%. Return on average assets was 1.23% for the three months ended June 30, 2008, compared with 1.40% for the same period in 2007. Return on average equity for the three months ended June 30, 2008, was 12.08% compared with 13.56% for the three months ended June 30, 2007.
Net income for the six months ended June 30, 2008, was $12.55 million, or $1.14 per basic share and $1.13 per diluted share, compared with $14.56 million, or $1.29 per basic share and $1.28 per diluted share, for the six months ended June 30, 2007, a decrease of $2.01 million, or 13.82%. Return on average assets was 1.22% for the six months ended June 30, 2008, compared with 1.41% for the same period in 2007. Return on average equity for the six months ended June 30, 2008, was 11.87% compared with 13.45% for the six months ended June 30, 2007.
Net Interest Income — Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $16.63 million for the three months ended June 30, 2008, compared with $17.01 million for the corresponding period in 2007, a decrease of $389 thousand, or 2.29%. Tax-equivalent net interest income totaled $17.73 million for the three months ended June 30, 2008, a decrease of $460 thousand from $18.19 million for the second quarter of 2007. The decrease in net interest income was due primarily to decreases in loan balances and in loan yields as a result of the precipitous declines in the prime rate and the target lending rates for banks during the last nine months.
Compared with the second quarter of 2007, average earning assets decreased $113.93 million while interest-bearing liabilities increased $60.31 million during the three months ended June 30, 2008. The yield on average earning assets decreased by 58 basis points to 6.31% from 6.89% between the three months ended June 30, 2008 and 2007, respectively. Total cost of interest-bearing liabilities decreased 89 basis points between the second quarters of 2007 and 2008, which resulted in a net interest rate spread that was 31 basis points higher at 3.59% for the second quarter of 2008 compared with 3.28% for the same period last year. The Company’s tax-equivalent net interest margin of 3.92% for the three months ended June 30, 2008, increased 14 basis points from 3.78% for the same period of 2007.
The rate earned on loans decreased 71 basis points to 6.78% from 7.49% for the three months ended June 30, 2008 and 2007, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a profound impact on loan yields throughout 2008. Declines in the average portfolio balances also contributed to a net decrease of $3.51 million, or 14.97%, in tax-equivalent loan interest income for the second quarter of 2008 compared with the second quarter of 2007.
During the three months ended June 30, 2008, the tax-equivalent yield on available-for-sale securities decreased 31 basis points to 5.44%, while the average balance decreased by $16.62 million, or 2.64%, compared with the same period in 2007. The average tax-equivalent yield decreased due to the large portion of variable rate securities in the portfolio. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the second quarter of 2007, average interest-bearing balances with banks decreased to $13.17 million during the second quarter of 2008, as the yield decreased 273 basis points to 2.17% during the same period. Interest-bearing balances with banks is comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the second quarter of 2008 decreased along with decreases in short-term benchmark interest rates.

Compared with the same period in 2007, the average balances of interest-bearing demand deposits increased $26.53 million, or 17.98%, while the average rate paid during the second quarter of 2008 decreased by 17 basis points. During the three months ended June 30, 2008, the average balances of savings deposits decreased $16.42 million, or 5.05%, while the average rate paid decreased 64 basis points compared to the same period in 2007. Average time deposits decreased $64.38 million, or 9.14%, while the average rate paid on time deposits decreased 79 basis points from 4.47% in the second quarter of 2007 to 3.68% in the second quarter of 2008. Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $12.41 million, or 7.47%, to $153.77 million for the three months ended June 30, 2008, while the rate decreased 151 basis points to 2.06% during the same period. The level of average non-interest-bearing demand deposits decreased $16.83 million, or 7.18%, to $217.70 million during the quarter ended June 30, 2008, compared with the corresponding period of the prior year.
Compared with the same period in 2007, average federal funds purchased decreased $2.74 million to $9.93 million during the second quarter of 2008, and wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased 269 basis points between the two periods. The average balance of FHLB borrowings and other long-term debt increased by $9.11 million, or 3.56%, in the second quarter of 2008 to $264.66 million, while the rate paid on those borrowings decreased 74 basis points. The Company prepaid a $25.00 million FHLB advance during the first quarter of 2008. The advance carried an interest rate of 5.47% and was extinguished using current liquidity sources. A $50.00 million advance paying 3.64% was also called in June 2008.
Net Interest Income — Year-to-Date Comparison (See Table II)
Net interest income was $32.99 million for the six months ended June 30, 2008, compared with $34.03 million for the corresponding period in 2007, a decrease of $1.04 million, or 3.07%. Tax-equivalent net interest income totaled $35.22 million for the six months ended June 30, 2008, a decrease of $1.03 million from $36.24 million for the first half of 2007. The decrease in net interest income was due primarily to decreases in loan balances and in loan yields as a result of the precipitous declines in the prime rate and the target lending rates for banks during the last nine months.
Compared with the first half of 2007, average earning assets decreased $46.11 million while interest-bearing liabilities increased $3.76 million during the six months ended June 30, 2008. The yield on average earning assets decreased by 47 basis points to 6.47% from 6.94% between the six months ended June 30, 2008 and 2007, respectively. Total cost of interest-bearing liabilities decreased 59 basis points between the first halves of 2007 and 2008, which resulted in a net interest rate spread that was 12 basis points higher at 3.49% for the first half of 2008 compared with 3.37% for the same period last year. The Company’s tax-equivalent net interest margin of 3.85% for the six months ended June 30, 2008, decreased two basis points from 3.87% for the same period of 2007.
The rate earned on loans decreased 58 basis points to 6.94% from 7.52% for the six months ended June 30, 2008 and 2007, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a profound impact on loan yields in the first half of 2008. Declines in the average portfolio balances also contributed to a net decrease of $5.78 million, or 12.31%, in tax-equivalent loan interest income for the first half of 2008 compared with the first half of 2007.
During the six months ended June 30, 2008, the tax-equivalent yield on available-for-sale securities decreased 12 basis points to 5.62%, while the average balance increased by $36.75 million, or 6.32%, compared with the same period in 2007. The average tax-equivalent yield decreased due to the large portion of variable-rate securities in the portfolio. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the first half of 2007, average interest-bearing balances with banks decreased to $17.89 million during the first half of 2008, as the yield decreased 203 basis points to 2.82% during the same period. Interest-bearing balances with banks is comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the first half of 2008 decreased along with decreases in short-term benchmark interest rates.
Compared with the same period in 2007, the average balances of interest-bearing demand deposits increased $21.37 million, or 14.56%, while the average rate paid during the first half of 2008 decreased 14 basis points. During the six months ended June 30, 2008, average savings deposits decreased $4.52 million, or 1.40%, while the rate paid was 1.69%, a 47 basis point decrease from the first half of 2007. Average time deposits decreased $44.44 million, or 6.34%, while the average rate paid on time deposits decreased 42 basis points from 4.42% in the first half of 2007 to 4.00% in the first half of 2008. Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $12.19 million, or 7.44%, to $151.68 million for the six months ended June 30, 2008, while the rate decreased 120 basis points to 2.40% during the same period. The level of average non-interest-bearing demand deposits decreased $16.73 million, or 7.21%, to $215.34 million during the half ended June 30, 2008, compared with the corresponding period of the prior year.
Compared with the same period in 2007, average federal funds purchased decreased $1.96 million to $5.88 million during the first half of 2008, and wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased 166 basis points between the two periods. The average balance of FHLB borrowings and other long-term debt increased by $45.50 million, or 20.22%, in the first half of 2008 to $270.58 million, while the rate paid on those borrowings decreased 66 basis points. The Company prepaid a $25.00 million FHLB advance during the first half of 2008. The advance carried an interest rate of 5.47% and was extinguished using current liquidity. A $50.00 million advance paying 3.64% was also called in June 2008.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,180,813	$19,912	6.78%	$1,253,679	$23,417	7.49%
Securities available for sale	612,411	8,278	5.44%	629,030	9,017	5.75%
Securities held to maturity	10,927	273	10.05%	16,236	322	7.98%
Interest-bearing deposits	13,171	71	2.17%	32,302	395	4.90%

Total Earning Assets	1,817,322	28,534	6.31%	1,931,247	33,151	6.89%
Other assets	228,451			203,365

TOTAL ASSETS	$2,045,773			$2,134,612

LIABILITIES
Interest-bearing deposits:
Demand deposits	$174,100	$65	0.15%	$147,570	$118	0.32%
Savings deposits	308,344	1,188	1.55%	324,759	1,776	2.19%
Time deposits	640,236	5,865	3.68%	704,611	7,854	4.47%

Total interest-bearing deposits	1,122,680	7,118	2.55%	1,176,940	9,748	3.32%
Borrowings:
Federal funds purchased	9,932	60	2.43%	12,676	177	5.60%
Retail repurchase agreements	153,768	789	2.06%	166,180	1,479	3.57%
Wholesale repurchase agreements	50,000	214	1.72%	50,000	550	4.41%
FHLB borrowings and other indebtedness	264,661	2,627	3.99%	255,554	3,011	4.73%

Total borrowings	478,361	3,690	3.10%	484,410	5,217	4.32%

Total interest-bearing liabilities	1,601,041	10,808	2.72%	1,661,350	14,965	3.61%

Non-interestbearing demand deposits	217,704			234,536
Other liabilities	19,368			18,737
Stockholders’ Equity	207,660			219,989

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,045,773			$2,134,612

Net Interest Income, Tax Equivalent		$17,726			$18,186

Net Interest Rate Spread (3)			3.59%			3.28%

Net Interest Margin (4)			3.92%			3.78%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,193,147	$41,169	6.94%	$1,259,620	$46,948	7.52%
Securities available for sale	617,843	17,276	5.62%	581,091	16,552	5.74%
Securities held to maturity	11,501	515	9.00%	17,991	711	7.97%
Interest-bearing deposits	17,887	251	2.82%	27,788	669	4.85%

Total Earning Assets	1,840,378	59,211	6.47%	1,886,490	64,880	6.94%
Other assets	228,202			199,588

TOTAL ASSETS	$2,068,580			$2,086,078

LIABILITIES
Interest-bearing deposits:
Demand deposits	$168,138	$140	0.17%	$146,770	$229	0.31%
Savings deposits	317,702	2,675	1.69%	322,223	3,449	2.16%
Time deposits	656,440	13,044	4.00%	700,884	15,370	4.42%

Total interest-bearing deposits	1,142,280	15,859	2.79%	1,169,877	19,048	3.28%
Borrowings:
Federal funds purchased	5,875	79	2.70%	7,833	219	5.64%
Retail repurchase agreements	151,675	1,809	2.40%	163,862	2,926	3.60%
Wholesale repurchase agreements	50,000	687	2.76%	50,000	1,096	4.42%
FHLB borrowings and other indebtedness	270,583	5,561	4.13%	225,082	5,347	4.79%

Total borrowings	478,133	8,136	3.42%	446,777	9,588	4.33%

Total interest-bearing liabilities	1,620,413	23,995	2.98%	1,616,654	28,636	3.57%

Non-interestbearing demand deposits	215,338			232,069
Other liabilities	20,159			18,949
Stockholders’ Equity	212,670			218,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,068,580			$2,086,078

Net Interest Income, Tax Equivalent		$35,216			$36,244

Net Interest Rate Spread (3)			3.49%			3.37%

Net Interest Margin (4)			3.85%			3.87%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to dollar amounts.

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Compared to 2007			Compared to 2007
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans (1)	$(1,333)	$(2,172)	$(3,505)	$(2,353)	$(3,426)	$(5,779)
Securities available-for-sale (1)	(241)	(498)	(739)	1,086	(362)	724
Securities held-to-maturity (1)	(251)	202	(49)	(306)	110	(196)
Interest-bearing deposits with other banks	(167)	(157)	(324)	(193)	(225)	(418)

Total interest-earning assets	(1,992)	(2,625)	(4,617)	(1,766)	(3,903)	(5,669)

Interest Paid On:
Demand deposits	27	(80)	(53)	40	(129)	(89)
Savings deposits	(86)	(502)	(588)	(47)	(727)	(774)
Time deposits	(680)	(1,309)	(1,989)	(923)	(1,403)	(2,326)
Fed funds purchased	(32)	(85)	(117)	(45)	(95)	(140)
Retail repurchase agreements	(104)	(586)	(690)	(203)	(914)	(1,117)
Wholesale repurchase agreements	—	(336)	(336)	—	(409)	(409)
FHLB borrowings and other long-term debt	114	(498)	(384)	667	(453)	214

Total interest-bearing liabilities	(761)	(3,396)	(4,157)	(511)	(4,130)	(4,641)

Change in net interest income, tax-equivalent	$(1,231)	$771	$(460)	$(1,255)	$227	$(1,028)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
The allowance for loan losses was $13.43 million at June 30, 2008, $12.83 million at December 31, 2007 and $13.93 million at June 30, 2007. The Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2008 and 2007, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Allowance for loan losses
Beginning balance	$12,862	$14,510	$12,833	$14,549
Provision for loan losses	937	—	1,260	—
Charge-offs	(1,198)	(911)	(2,164)	(1,804)
Recoveries	832	335	1,504	1,189

Net charge-offs	(366)	(576)	(660)	(615)

Ending balance	$13,433	$13,934	$13,433	$13,934

The total allowance for loan losses to loans held for investment ratio was 1.14% at June 30, 2008, compared with 1.05% at December 31, 2007, and 1.12% at June 30, 2007. Management considers the allowance adequate based upon its analysis of the portfolio as of June 30, 2008. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.

Throughout the second quarter and first half of 2008, the Company had net charge-offs of $366 thousand and $660 thousand, respectively, compared with $576 thousand and $615 thousand in the respective periods of 2007. Annualized net charge-offs for the second quarter and first half of 2008 were 0.12% and 0.11%, respectively. The Company made provisions for loan losses of $937 thousand and $1.26 million for the second quarter and first half of 2008, respectively. No provision was required in the respective periods of 2007.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income for the second quarter of 2008 was $7.72 million compared with $5.55 million in the same period of 2007, an increase of $2.18 million, or 39.25%. Wealth management revenues increased $93 thousand, or 9.25%, to $1.10 million for the three months ended June 30, 2008, compared with the same period in 2007. Service charges on deposit accounts increased $801 thousand, or 30.09%, to $3.46 million for the three months ended June 30, 2008, compared with the same period in 2007. The strong increase in deposit service charges reflects the continuing success of new retail programs and initiatives implemented in the third quarter of 2007, which have positively impacted account service charges and new account openings. Other service charges, commissions, and fees increased $227 thousand, or 27.12%, to $1.06 million for the three months ended June 30, 2008, compared with the same period in 2007. Increases include higher levels of ATM service charges and electronic interchange income. Insurance commissions for the second quarter of 2008 were $1.15 million. Other operating income was $803 thousand for the three months ended June 30, 2008, a decrease of $210 thousand, or 20.73%, compared with the same period in 2007. During the second quarter of 2008, securities gains of $150 thousand were realized, compared with a gain of $30 thousand in the comparable period in 2007.
Noninterest income for the first half of 2008 was $16.87 million compared with $10.76 million in the same period of 2007, an increase of $6.10 million, or 56.71%. Wealth management revenues decreased $26 thousand, or 1.29%, to $2.00 million for the six months ended June 30, 2008, compared with the same period in 2007. Wealth management revenues were slightly elevated in the first quarter of 2007 as the Trust Division settled several large estates. Service charges on deposit accounts increased $1.49 million, or 29.40%, to $6.56 million for the six months ended June 30, 2008, compared with the same period in 2007. Other service charges, commissions, and fees increased $478 thousand, or 28.00%, to $2.19 million for the six months ended June 30, 2008, compared with the same period in 2007. Deposit service charges and other service charges and commissions reflect the year-to-date impact of the previously discussed retail program changes. Insurance commissions for the first half of 2008 were $2.49 million. Other operating income was $1.66 million for the three months ended June 30, 2008, a decrease of $141 thousand, or 7.82%, compared with the same period in 2007. During the first half of 2008, securities gains of $1.97 million were realized compared with a gain of $159 thousand in the comparable period in 2007. During the first quarter of 2008, certain investment securities in the Company’s portfolio significantly increased in value following the passage of a one-time call opportunity, and as the interest rate environment declined, the Company elected to monetize that value.
Noninterest Expense
Noninterest expense totaled $14.76 million for the quarter ended June 30, 2008, an increase of $2.68 million, or 22.23%, from the same period in 2007. Salaries and benefits for the first quarter of 2008 increased $1.42 million, or 22.95%, compared to the same period in 2007. Salaries and benefits at GreenPoint accounted for $567 thousand of the increase in the first quarter of 2008 over the prior first quarter. Increases in retirement plan accruals, incentive compensation accruals, and commissions expense made up the remainder of the increase. Other non-interest expense totaled $4.79 million for the second quarter of 2008, an increase of $787 thousand, or 19.65%, from $4.01 million for the first quarter of 2007. The increase between comparable periods is due mostly to increases in consulting expense, new account promotions, and legal expenses. Occupancy and furniture and fixtures expenses increased between the comparable periods with the addition of GreenPoint and the new branches.
Noninterest expense totaled $31.04 million for the six months ended June 30, 2008, an increase of $6.81 million, or 28.10%, from the same period in 2007. Salaries and benefits for the first half of 2008 increased $2.79 million, or 22.22%, compared to the same period in 2007. Salaries and benefits at GreenPoint accounted for $1.21 million of the increase in the first half of 2008 over the prior year. Increases in retirement plan accruals, incentive compensation accruals, and commissions expense made up the remainder of the increase. Included in noninterest expense for the first half of 2008 is a prepayment penalty of $1.65 million incurred in connection with the early payment of a $25.00 million FHLB advance. Other non-interest expense totaled $9.41 million for the first half of 2008, an increase of $1.64 million, or 21.16%, from $7.77 million for the first half of 2007. The increase between comparable periods is due mostly to increases in legal and consulting expense and new account promotions. Occupancy and furniture and fixtures expenses increased between the comparable periods with the addition of GreenPoint and the new branches.

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
For the second quarter of 2008, income taxes were $2.42 million compared with $3.05 million for the second quarter of 2007. For the quarters ended June 30, 2008 and 2007, the effective tax rates were 27.91% and 29.06%, respectively. For the six months ended June 30, 2008, income taxes were $5.00 million compared with $6.00 million for the same period in 2007. For the six months ended June 30, 2008 and 2007, the effective tax rates were 28.48% and 29.16%, respectively.
FINANCIAL CONDITION
Total assets at June 30, 2008, decreased $96.15 million, or 4.47%, to $2.05 billion from December 31, 2007. The decline reflects continued loan payoffs and managed attrition of high-rate deposit, single-service households.
Securities
Available-for-sale securities were $598.44 million at June 30, 2008, compared with $664.12 million at December 31, 2007, a decrease of $65.68 million, or 9.89%. Held-to-maturity securities declined to $10.51 million at June 30, 2008, compared with $12.08 million at December 31, 2007.
The Company’s available-for-sale securities portfolio is reported at fair value. The fair value of most securities is determined based on third party model prices. Available-for-sale and held-to-maturity securities are reviewed quarterly for other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates, changes in market credit risk premiums, and current market illiquidity. The Company’s portfolio of trust-preferred securities are generally collateralized with bank-issued debt, rated A or higher, have not had a credit rating downgrade, and have not deferred an interest payment.
The Company has a portfolio of trust-preferred securities with a total market value of approximately $123.57 million as of June 30, 2008. That portfolio is comprised of single-issue securities and pooled trust-preferred securities. The single-issue securities are trust-preferred issuances from some of the largest banks in the nation and had a total market value of approximately $44.48 million as of June 30, 2008, compared with their adjusted cost basis of approximately $55.44 million.
At June 30, 2008, the total market value of the pooled trust-preferred securities was approximately $79.09 million, compared with an adjusted cost basis of approximately $108.93 million. The collateral underlying these securities is comprised of 86% of bank trust-preferred securities and subordinated debt issuances. The remaining collateral is from REIT’s and insurance companies. All of the pooled trust-preferred securities are A-rated, have not been subject to a credit rating downgrade, and have not deferred an interest payment. Certain of these securities are, however, on negative watch by one or more rating firms. The securities carry variable rate structures that float at a prescribed margin over 3-month LIBOR. The Company has modeled the expected cash flows from the pooled trust-preferred securities and at present does not expect to have an adverse cash flow effect under any of the scenarios modeled due to the existence of other subordinate classes within the pools.
Although the Company has both the intent and ability to hold the securities to maturity, the Company is closely monitoring this portfolio due to the substantial market discounts. The market discounts are due to credit market disruption in bank subordinated debt instruments and the possibility of future negative credit events within the banking sector, which could affect collateral within certain of the pools and single-issue securities.

Loan Portfolio
Loans Held for Sale: The $1.52 million balance of loans held for sale at June 30, 2008, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at June 30, 2008, was $7.20 million on 44 loans.
Loans Held for Investment: Total loans held for investment were $1.18 billion at June 30, 2008, representing declines of $44.40 million and $61.97 million from December 31 and June 30, 2007, respectively. The average loan to deposit ratio decreased to 88.10% for the second quarter of 2008, compared with 88.49% for the fourth quarter of 2007 and 88.82% for the second quarter of 2007. Average loans of $1.18 billion for the second quarter of 2008 decreased $72.87 million when compared with the second quarter of 2007 average of $1.25 billion.
Over the course of the last three years, the Company has taken measures to tighten its commercial underwriting standards. The more stringent underwriting has led to improved credit quality, but, coupled with the loss of commercial loan officers, has resulted in decreases in the loan portfolio. The Company also continues to realize net payoffs in the area of consumer finance, as it competes with credit card lenders and captive automobile finance companies.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of June 30, 2008, December 31, 2007, and June 30, 2007.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$85,833	7.27%	$96,261	7.85%	$96,835	7.79%
Commercial real estate	385,870	32.67%	386,112	31.51%	394,418	31.73%
Residential real estate	490,519	41.53%	498,345	40.66%	498,156	40.07%
Construction	144,094	12.20%	163,310	13.33%	166,010	13.35%
Consumer	67,572	5.72%	75,447	6.16%	83,665	6.73%
Other	7,219	0.61%	6,027	0.49%	3,992	0.33%

Total	$1,181,107	100.00%	$1,225,502	100.00%	$1,243,076	100.00%

Loans Held for Sale	$1,522		$811		$1,818

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $4.63 million at June 30, 2008, $3.47 million at December 31, 2007, and $3.50 million at June 30, 2007. The increase in non-performing assets stems largely from the addition of two loans in the Richmond market. Those loans have been appropriately reserved for based on management’s analysis of potential impairment. The percentage of non-performing assets to total loans and OREO was 0.39% at June 30, 2008, 0.28% at December 31, 2007, and 0.28% at June 30, 2007.

The following schedule details non-performing assets by category at the close of each of the quarters ended June 30, 2008 and 2007, and December 31, 2007.

	June 30,	December 31,	June 30,
(In Thousands)	2008	2007	2007
Non-accrual	$4,126	$2,923	$2,910
Ninety days past due and accruing	—	—	—
Other real estate owned	500	545	593

Total non-performing assets	$4,626	$3,468	$3,503

Restructured loans performing in accordance with modified terms	$231	$245	$256

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $500 thousand at June 30, 2008, and is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits decreased by $54.04 million, or 3.88%, during the first six months of 2008. Non interest-bearing demand deposits increased $629 thousand to $224.72 million at June 30, 2008, compared with $224.09 million at December 31, 2007. Interest-bearing demand deposits increased $19.05 million to $172.62 million at June 30, 2008. Savings decreased $15.54 million, or 4.74%, and time deposits decreased $58.18 million, or 8.45%, during the first half of 2008. Throughout the last nine months, the Company has aggressively lowered money market and certificate of deposit rates, which is the main cause of the decreases in deposits.
Securities sold under repurchase agreements increased $8.18 million, or 3.95%, in the first six months of 2008 to $215.61 million. There were $66.50 million in federal funds purchased outstanding at June 30, 2008. Overnight balances increased as the Company replaced high-cost term advances with low-cost, short-term funds.
Stockholders’ Equity
Total stockholders’ equity decreased $20.49 million, or 9.44%, from $217.10 million at December 31, 2007, to $196.61 million at June 30, 2008, as the Company pursued its stock repurchase program and experienced increases in other comprehensive losses associated with the Company’s investments portfolio. The change in equity was the result of net earnings of $12.55 million, less dividends paid to stockholders of $6.15 million, common stock repurchases of $4.11 million, and other comprehensive loss of $22.45 million.
The Company repurchased 128,100 shares of its common stock in the first half of 2008. The share repurchases were conducted as part of a share repurchase plan previously adopted by the Company.
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2008, the Company’s total capital to risk-weighted assets ratio was 12.96% compared with 12.34% at December 31, 2007. The Company’s Tier 1 capital to risk-weighted assets ratio was 12.00% at June 30, 2008, compared with 11.45% at December 31, 2007. The Company’s Tier 1 leverage ratio at June 30, 2008, was 8.53% compared with 8.09% at December 31, 2007. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At June 30, 2008, the Company maintained a significant level of liquidity in the form of cash and cash equivalent balances of $55.42 million, unpledged securities available-for-sale of $222.67 million, and FHLB credit availability of approximately $22.76 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure. Although the Company is in a neutral position, significantly more assets reprice in the short term than do liabilities, creating potential for net interest income to be negatively impacted in a declining rate environment.

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
The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of June 30, 2008, and December 31, 2007, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are effected.
The economic value of equity is a measure which reflects the impact of changing rates on the underlying values of the Company’s assets and liabilities in various rate scenarios. The scenarios illustrate the potential estimated impact of instantaneous rate shocks on the underlying value of equity. The economic value of the equity is based on the present value of all the future cash flows under the different rate scenarios.
Rate Sensitivity Analysis

(Dollars in Thousands)	June 30, 2008
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(22)	—	$38	0.2
100	723	1.1	488	2.1
(100)	(933)	(1.4)	(608)	(2.7)
(200)	(3,491)	(5.1)	(2,276)	(10.0)

	December 31, 2007
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(3,124)	(4.2)	$(30,894)	(10.7)
100	(327)	(0.4)	(5,315)	(1.8)
(100)	(449)	(0.6)	(11,128)	(3.9)
(200)	(1,657)	(2.2)	(32,008)	(11.1)

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
     (b) Not Applicable
     (c) Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the three months ended June 30, 2008.

				Maximum
			Total Number of	Number of
	Total # of	Average	Shares Purchased	Shares That May
	Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan
April 1-30, 2008	4,100	$34.84	4,100	59,456
May 1-31, 2008	24,700	32.64	24,700	36,706
June 1-30, 2008	32,000	31.05	32,000	5,060

Total	60,800	$31.95	60,800

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 550,000 shares. The plan has no expiration date and remains open. The Company held 544,940 shares in treasury at June 30, 2008.
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
DATE: August 11, 2008

/s/ John M. Mendez
John M. Mendez
President & Chief Executive Officer (Principal Executive Officer)

DATE: August 11, 2008

/s/ David D. Brown
David D. Brown
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350