Form 10-Q
period 2008-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2008-11-10
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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
☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common Stock, $1.00 Par Value; 10,968,097 shares outstanding as of November 3, 2008

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended September 30, 2008

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$53,238	$50,051
Interest-bearing balances with banks	664	2,695

Total cash and cash equivalents	53,902	52,746
Securities available-for-sale (amortized cost of $607,249 at September 30, 2008; $674,937 at December 31, 2007)	513,001	664,120
Securities held-to-maturity (fair value of $9,187 at September 30, 2008; $12,298 at December 31, 2007)	9,043	12,075
Loans held for sale	140	811
Loans held for investment, net of unearned income	1,168,286	1,225,502
Less allowance for loan losses	14,510	12,833

Net loans held for investment	1,153,776	1,212,669
Premises and equipment	50,504	48,383
Other real estate owned	896	545
Interest receivable	9,156	12,465
Goodwill and other intangible assets	72,222	70,056
Other assets	104,817	75,968

Total Assets	$1,967,457	$2,149,838

Liabilities
Deposits:
Noninterest-bearing	$214,582	$224,087
Interest-bearing	1,134,962	1,169,356

Total Deposits	1,349,544	1,393,443
Interest, taxes and other liabilities	20,494	21,454
Federal funds purchased	29,500	18,500
Securities sold under agreements to repurchase	180,388	207,427
FHLB borrowings and other indebtedness	216,720	291,916

Total Liabilities	1,796,646	1,932,740

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value; 25,000,000 shares authorized; 11,499,018 shares issued at September 30, 2008, and December 31, 2007, including 531,421 and 429,372 shares in treasury, respectively	11,499	11,499
Additional paid-in capital	108,862	108,825
Retained earnings	124,731	117,670
Treasury stock, at cost	(16,882)	(13,613)
Accumulated other comprehensive loss	(57,399)	(7,283)

Total Stockholders’ Equity	170,811	217,098

Total Liabilities and Stockholders’ Equity	$1,967,457	$2,149,838

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands, Except Per Share Data)	2008	2007	2008	2007
Interest Income
Interest and fees on loans held for investment	$19,266	$23,478	$60,394	$70,401
Interest on securities-taxable	5,567	6,772	17,101	17,783
Interest on securities-nontaxable	1,708	2,078	5,775	6,140
Interest on deposits in banks	9	404	260	1,073

Total interest income	26,550	32,732	83,530	95,397
Interest Expense
Interest on deposits	6,684	10,083	22,543	29,131
Interest on borrowings	3,543	5,506	11,679	15,094

Total interest expense	10,227	15,589	34,222	44,225

Net interest income	16,323	17,143	49,308	51,172
Provision for loan losses	3,461	—	4,721	—

Net interest income after provision for loan losses	12,862	17,143	44,587	51,172

Noninterest Income
Wealth management income	957	908	2,954	2,931
Service charges on deposit accounts	3,808	3,006	10,370	8,077
Other service charges, commissions and fees	1,040	902	3,225	2,609
Insurance commissions	1,240	—	3,730	—
Gain on sale of securities	163	50	2,133	209
Other operating income	675	1,154	2,336	2,956

Total noninterest income	7,883	6,020	24,748	16,782

Noninterest Expense
Salaries and employee benefits	7,371	6,544	22,741	19,120
Occupancy expense of bank premises	1,297	933	3,717	3,010
Furniture and equipment expense	924	844	2,798	2,447
Intangible amortization	166	105	484	313
Prepayment penalty on FHLB advance	—	—	1,647	—
Other operating expense	4,683	4,410	14,096	12,179

Total noninterest expense	14,441	12,836	45,483	37,069

Income before income taxes	6,304	10,327	23,852	30,885
Income tax expense	1,753	3,011	6,751	9,006

Net income	$4,551	$7,316	$17,101	$21,879

Basic earnings per common share	$0.42	$0.65	$1.56	$1.95

Diluted earnings per common share	$0.41	$0.65	$1.54	$1.94

Dividends declared per common share	$0.28	$0.27	$0.84	$0.81

Weighted average basic shares outstanding	10,956,867	11,179,322	10,992,901	11,232,895
Weighted average diluted shares outstanding	11,034,059	11,230,220	11,071,925	11,299,727
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In Thousands)	2008	2007
Operating activities:
Net Income	$17,101	$21,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,721	—
Depreciation and amortization of premises and equipment	2,785	2,362
Intangible amortization	484	313
Net investment amortization and accretion	(292)	435
Net gain on the sale of assets	(2,070)	(186)
Mortgage loans originated for sale	(28,299)	(34,794)
Proceeds from sales of mortgage loans	29,137	33,472
Gain on sales of loans	(167)	(191)
Deferred income tax (benefit) expense	(330)	552
Decrease (increase) in interest receivable	3,309	(1,148)
Other operating activities, net	2,522	(967)

Net cash provided by operating activities	28,901	21,727

Investing activities:
Proceeds from sales of securities available-for-sale	97,232	1,288
Proceeds from maturities and calls of securities available-for-sale	80,997	22,258
Proceeds from maturities and calls of securities held-to-maturity	3,042	7,437
Purchase of securities available-for-sale	(108,124)	(196,479)
Net decrease in loans held for investment	54,828	44,322
Purchase of FHLB stock	—	(4,077)
Net cash used in insurance agency acquisitions	(1,080)	(5,135)
Proceeds from sales of equipment	23	—
Purchase of premises and equipment	(4,922)	(11,981)

Net cash provided by (used in) investing activities	121,996	(142,367)

Financing activities:
Net increase in demand and savings deposits	8,088	13,283
Net decrease in time deposits	(51,987)	(5,180)
Net increase in federal funds purchased	11,000	7,900
Net (decrease) increase in securities sold under agreement to repurchase	(27,039)	25,599
Net (decrease) increase in FHLB and other borrowings	(75,196)	93,698
Prepayment penalty	(1,647)	—
Proceeds from the exercise of stock options	440	715
Excess tax benefit from stock-based compensation	49	290
Acquisition of treasury stock	(4,222)	(5,035)
Dividends paid	(9,227)	(9,085)

Net cash (used in) provided by financing activities	(149,741)	122,185

Increase in cash and cash equivalents	1,156	1,545
Cash and cash equivalents at beginning of period	52,746	57,759

Cash and cash equivalents at end of period	$53,902	$59,304

Supplemental information — Noncash items
Transfer of loans to other real estate	$1,413	$973
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
		Additional			Other
	Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in Thousands)	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance January 1, 2007	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730

Comprehensive income:
Net income	—	—	21,879	—	—	21,879
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	(5,834)	(5,834)
Less reclassification adjustment for gains realized in net income					(16)	(16)
Unrealized gain on cash flow hedge	—	—	—	—	(372)	(372)

Comprehensive income	—	—	21,879	—	(6,222)	15,657

Common dividends declared	—	—	(9,085)	—	—	(9,085)
Acquisition of 163,500 treasury shares	—	—	—	(5,035)	—	(5,035)
Acquisition of GreenPoint Insurance — 49,088 shares issued	—	133	—	1,524	—	1,657
Equity-based compensation expense	—	121	—	87	—	208
Tax benefit from exercise of stock options	—	337	—	—	—	337
Option exercises — 41,470 shares	—	(603)	—	1,297	—	694

Balance September 30, 2007	$11,499	$108,794	$112,911	$(10,051)	$(5,990)	$217,163

Balance January 1, 2008	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Comprehensive income:
Net income	—	—	17,101	—	—	17,101
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	(49,081)	(49,081)
Less reclassification adjustment for gains realized in net income	—	—	—	—	(977)	(977)
Unrealized loss on cash flow hedge	—	—	—	—	(58)	(58)

Comprehensive loss	—	—	17,101	—	(50,116)	(33,015)

Cumulative effect of change in accounting principle	—	—	(813)	—	—	(813)
Common dividends declared	—	—	(9,227)	—	—	(9,227)
Acquisition of 132,100 treasury shares	—	—	—	(4,222)	—	(4,222)
Acquisition of GreenPoint Insurance Group — 7,728 shares issued	—	22	—	245	—	267
Equity-based compensation expense	—	161	—	—	—	161
Tax benefit from exercise of stock options	—	122	—	—	—	122
Option exercises — 22,323 shares	—	(268)	—	708	—	440

Balance September 30, 2008	$11,499	$108,862	$124,731	$(16,882)	$(57,399)	$170,811

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
The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2004 through 2007 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.
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
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its disclosures.
In December 2007, the FASB revised Statement No. 141, “Business Combinations” (“SFAS 141R”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R on its financial condition, results of operations and disclosures.

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
Note 2. Mergers, Acquisitions, and Branching Activity
On July 31, 2008, the Company signed a definitive agreement providing for the acquisition of Coddle Creek Financial Corp. (“Coddle Creek”) and its wholly-owned subsidiary, Mooresville Savings Bank, SSB (“Mooresville”). Mooresville is a $156.56 million state-chartered savings bank headquartered in Mooresville, North Carolina. The definitive agreement provides for the payment of $19.60 and .9046 of a share of the Company’s common stock for each outstanding share of Coddle Creek common stock. Coddle Creek and Mooresville will be merged with and into the Company and First Community Bank, N. A., respectively. The transaction has received the required regulatory approvals or waivers and been approved by the stockholders of Coddle Creek. The merger is expected to close in the fourth quarter of 2008.
In September 2007, the Company completed the acquisition of GreenPoint Insurance Group, Inc. (“GreenPoint”), a High Point, North Carolina, insurance agency. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The Company assumed $5.57 million of debt in connection with the acquisition, of which approximately $5.00 million was retired at closing. In March 2008, the Company issued 7,728 additional shares in connection with the acquisition, resulting in a goodwill adjustment of approximately $267 thousand. In July 2008, GreenPoint acquired REL Insurance Agency for $1.08 million in an all cash transaction. Under the terms of the agreement, the former principal of REL is entitled to additional consideration aggregating up to $720 thousand, if certain operating targets are met. The acquisition and activity of GreenPoint has added a total $9.86 million of goodwill and intangibles.
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
Note 3. Investment Securities
As of September 30, 2008, and December 31, 2007, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	September 30, 2008
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value

U.S. Government agency securities	$68,424	$106	$(302)	$68,228
States and political subdivisions	163,942	563	(7,976)	156,529
Trust-preferred securities	164,203	—	(76,681)	87,522
Mortgage-backed securities	202,214	397	(10,042)	192,569
Equities	8,466	402	(715)	8,153

Total	$607,249	$1,468	$(95,716)	$513,001

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government agency securities	$136,791	$2,446	$—	$139,237
States and political subdivisions	186,834	2,667	(965)	188,536
Trust-preferred securities	164,731	—	(14,106)	150,625
Mortgage-backed securities	177,984	816	(2,073)	176,727
Equities	8,597	814	(416)	8,995

Total	$674,937	$6,743	$(17,560)	$664,120

As of September 30, 2008, and December 31, 2007, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	September 30, 2008
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$8,668	$146	$(2)	$8,812
Other securities	375	—	—	375

Total	$9,043	$146	$(2)	$9,187

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$11,699	$223	$—	$11,922
Mortgage-backed securities	1	—	—	1
Other securities	375	—	—	375

Total	$12,075	$223	$—	$12,298

The following table reflects those investments in an unrealized loss position at September 30, 2008, and December 31, 2007. The Company has the intent and ability to hold until maturity or recovery any security in a continuous unrealized loss position for 12 or more months.

	September 30, 2008
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$58,122	$(302)	$—	$—	$58,122	$(302)
States and political subdivisions	106,525	(5,217)	15,193	(2,761)	121,718	(7,978)
Trust-preferred securities	24,655	(33,745)	62,867	(42,936)	87,522	(76,681)
Mortgage-backed securities	141,804	(1,532)	19,205	(8,510)	161,009	(10,042)
Equity securities	2,806	(560)	2,268	(155)	5,074	(715)

Total	$333,912	$(41,356)	$99,533	$(54,362)	$433,445	$(95,718)

	December 31, 2007
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U. S. Government agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	40,461	(900)	12,287	(65)	52,748	(965)
Trust-preferred securities	129,006	(12,431)	21,994	(1,675)	151,000	(14,106)
Mortgage-backed securities	7,991	(108)	63,393	(1,965)	71,384	(2,073)
Equity securities	2,269	(345)	1,759	(71)	4,028	(416)

Total	$179,727	$(13,784)	$99,433	$(3,776)	$279,160	$(17,560)

At September 30, 2008, there were 375 individual security holdings in an unrealized loss position. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes the declines in value are attributable to changes in market interest rates, changes in market credit risk premiums, and current market illiquidity.
Included in available-for-sale securities is a portfolio of trust-preferred securities with a total market value of approximately $87.52 million as of September 30, 2008. That portfolio is comprised of single-issue securities and pooled trust-preferred securities. The single-issue securities are trust-preferred issuances from some of the largest banks in the nation, composite A-rated or higher, and had a total market value of approximately $40.95 million as of September 30, 2008, compared with their adjusted cost basis of approximately $55.45 million.
At September 30, 2008, the total market value of the pooled trust-preferred securities was approximately $46.57 million, compared with an adjusted cost basis of approximately $108.76 million. The collateral underlying these securities is comprised of 86% of bank trust-preferred securities and subordinated debt issuances of over 500 banks nationwide. The remaining collateral is from insurance companies and real estate investment trusts. During the third quarter, two of the securities experienced a credit rating downgrade from one rating agency, and certain of these securities are on negative credit watch by one or more rating firms. All of the pooled trust-preferred securities remain composite A-rated and have not deferred an interest payment. The securities carry variable rate structures that float at a prescribed margin over 3-month LIBOR. The Company has modeled the expected cash flows from the pooled trust-preferred securities and, at present, does not expect to have an adverse cash flow effect under any of the scenarios modeled due to the existence of other subordinate classes within the pools.
Although the Company has both the intent and ability to hold the securities to maturity, the Company is closely monitoring this portfolio due to the substantial market discounts. The market discounts reflect the credit market disruption in bank subordinated debt instruments and the possibility of future negative credit events within the banking sector, which could affect collateral within certain of the pools and single-issue securities. Monitoring for other-than-temporary impairment (“OTI”) is dependent on the aforementioned assumptions regarding future credit events and the general strength of the banking industry as it deals with credit losses in the current recessionary real estate market. Acceleration of bank losses and the possibility of unforeseen bank failures could result in changes in the Company’s outlook for these securities and possible future OTI. Accordingly, there can be no assurance that continued deterioration of credit portfolios within certain of those banks will not lead to unanticipated deferrals of interest payments and defaults. At present, cash flow modeling indicates varying ability to absorb additional deferrals and defaults before incurring breaks in interest or principal for the various pools.
Note 4. Loans
Loans, net of unearned income, consist of the following:

	September 30, 2008		December 31, 2007
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial and agricultural	$83,271	7.13%	$96,261	7.85%
Commercial real estate	386,287	33.06%	386,112	31.51%
Residential real estate	498,721	42.69%	498,345	40.66%
Construction	127,076	10.88%	163,310	13.33%
Consumer	66,333	5.68%	75,447	6.16%
Other	6,598	0.56%	6,027	0.49%

Total	$1,168,286	100.00%	$1,225,502	100.00%

Loans held for sale	$140		$811

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
Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $188.81 million and standby letters of credit and financial guarantees written of $2.75 million at September 30, 2008. Additionally, the Company had gross notional amount of outstanding commitments to lend related to secondary market mortgage loans of $4.36 million at September 30, 2008.
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
The following table details the Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2008 and 2007.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Beginning balance	$13,433	$13,934	$12,833	$14,549
Provision for loan losses	3,461	—	4,721	—
Charge-offs	(2,601)	(1,009)	(4,765)	(2,813)
Recoveries	217	265	1,721	1,454

Ending balance	$14,510	$13,190	$14,510	$13,190

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of September 30, 2008, and December 31, 2007.

	September 30,	December 31,
(In Thousands)	2008	2007
Interest-bearing demand deposits	$186,403	$153,570
Savings and money market deposits	312,451	327,691
Certificates of deposit	636,108	688,095

Total	$1,134,962	$1,169,356

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at September 30, 2008, and December 31, 2007.

	September 30,	December 31,
(In Thousands)	2008	2007
FHLB borrowings	$200,835	$275,888
Subordinated debt	15,464	15,464
Other long-term debt	421	564

Total	$216,720	$291,916

FHLB borrowings include $200.00 million in convertible and callable advances and $835 thousand of noncallable term advances from the FHLB at September 30, 2008. The weighted average interest rate of advances was 3.24% and 4.38% at September 30, 2008, and December 31, 2007, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings was 3.74% at September 30, 2008. The fair value of the interest rate swap was a liability of $1.42 million at September 30, 2008.
At September 30, 2008, the FHLB advances have maturities between five and thirteen years. The scheduled maturities of the advances are as follows:

(In Thousands)	Amount
2008	$—
2009	—
2010	—
2011	—
2012	—
2013 and thereafter	200,835

Total	$200,835

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Net income	$4,551	$7,316	$17,101	$21,879
Other comprehensive income
Unrealized loss on securities available-for-sale	(31,744)	(2,055)	(81,802)	(9,723)
Reclassification adjustment for (gains) losses realized in net income	(278)	52	(1,628)	(27)
Unrealized gain (loss) on derivative securities	(75)	(1,095)	(97)	(620)
Income tax effect	12,839	1,239	33,411	4,148

Total other comprehensive loss	(19,258)	(1,859)	(50,116)	(6,222)

Comprehensive (loss) income	$(14,707)	$5,457	$(33,015)	$15,657

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
Note 10. Segment Information
The Company operates in two segments: Community Banking and Insurance Services. The Community Banking segment includes both commercial and consumer lending and deposit services. This segment provides customers with such products as commercial loans, real estate loans, business financing and consumer loans. This segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts and certificates of deposit. In addition, the Community Banking segment provides wealth management services to a broad range of customers. The Insurance Services segment is a full-service insurance agency providing commercial and personal lines of insurance.
The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three- and nine-month periods ended September 30, 2008.

	For the Three Months Ended
	September 30, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total

Net interest income	$16,559	$(19)	$(217)	$16,323
Provision for loan losses	3,461	—	—	3,461
Noninterest income	3,923	1,267	2,693	7,883
Noninterest expense	13,635	1,110	(304)	14,441

Income before income taxes	3,386	138	2,780	6,304
Provision for income taxes	962	41	750	1,753

Net income	$2,424	$97	$2,030	$4,551

	For the Nine Months Ended
	September 30, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total

Net interest income	$50,034	$(30)	$(696)	$49,308
Provision for loan losses	4,721	—	—	4,721
Noninterest income	18,561	3,757	2,430	24,748
Noninterest expense	43,473	3,147	(1,137)	45,483

Income before income taxes	20,401	580	2,871	23,852
Provision for income taxes	5,763	171	817	6,751

Net income	$14,638	$409	$2,054	$17,101

End of period assets	$1,938,358	$10,889	$18,210	$1,967,457

Note 11: Fair Value Disclosures
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and financial liabilities. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of FASB 157 for non- financial assets and non-financial liabilities until January 1, 2009. In October of 2008, the FASB issued Staff Position No. 157-3 ("FSP 157-3") to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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
SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, or the replacement cost. Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value

Available-for-sale securities	$6,348	$506,653	$—	$513,001
Other assets	2,843	—	—	2,843
Derivative assets	—	377	—	377
Other liabilities	2,843	—	—	2,843
Derivative liabilities	—	1,786	—	1,786
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. The fair value of loans considered impaired and collateral dependent was $5.98 million at September 30, 2008.
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
Note 12: Subsequent Event
On October 27, 2008, the Company received approval from the U.S. Treasury Department (the “Treasury”) to participate in the Capital Purchase Program developed by the Treasury Department under the Troubled Asset Relief Program. The terms of the program allow the Company to sell $42.50 million of cumulative, perpetual, non-voting, senior preferred stock, and warrants to purchase common stock, to the Treasury. From the date of the approval, the Company has 30 days to execute the requisite documents.

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
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $1.97 billion at September 30, 2008. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through more than fifty locations in Virginia, West Virginia, North and South Carolina, and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc., a North Carolina-based full-service insurance agency offering commercial and personal lines (“GreenPoint”). The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a SEC-registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.
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
The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the accounting areas that require the most subjective or complex judgments. The identified critical accounting policies are described in detail in the Company’s 2007 Annual Report on Form 10-K. Except for the critical accounting policy set forth below, there have been no material changes in the Company’s critical accounting policies since December 31, 2007.
Accounting for investment securities
Management performs an extensive review of the investment securities portfolio quarterly to determine the cause of declines in the fair value of each security within each segment of the portfolio. The Company uses inputs provided by an independent third party to determine the fair values of its investment securities portfolio. Inputs provided by the third party are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the Company’s intent and ability to hold the securities, recoverability of the invested amounts over the Company’s intended holding period, severity in pricing decline and receipt of amounts contractually due, for example, are applied in determining whether a security is other-than-temporarily impaired. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.
The impairment evaluations noted above are consistent with the accounting guidance in EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position No. 115-1, “ The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and SEC Staff Accounting Bulletin No. 59,“Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine if a security is other than temporarily impaired. Securities deemed to be other than temporarily impaired are written-down to their current fair values with a charge to earnings. The review process uses a combination of the severity of pricing declines and the present value of the expected cash flows and compares those results to the current carrying value. Significant inputs provided by the independent third party such as default and loss severity are reviewed internally for reasonableness and from a market participant’s perspective.
As of September 30, 2008, the Company has not determined any of its investment securities to be other than temporarily impaired.
COMPANY OVERVIEW
The Company is a financial holding company which operates within the five-state region of Virginia, West Virginia, North and South Carolina, and Tennessee. The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services. The Company reported total assets of $1.97 billion at September 30, 2008.
The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed. The Company invests its funds primarily in loans to retail and commercial customers. In addition to loans, the Company invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. The Company also maintains overnight interest-bearing balances with the FHLB and correspondent banks. The difference between interest earned on assets and interest paid on liabilities is the Company’s primary source of earnings. Net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.
The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC. The Bank’s Trust Division and IPC manage assets with an aggregate market value of $897 million. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.

Recent Market Developments
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
In response to the financial crises affecting the banking system and financial markets, Congress passed, and President Bush signed, the Emergency Economic Stabilization Act of 2008 (the “EESA”) on October 3, 2008. Pursuant to the EESA, the U.S. Department of Treasury (“Treasury”) was granted the authority to, among others, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
On October 14, 2008, Treasury announced the Troubled Asset Relief Program Capital Purchase Program (the “Capital Purchase Program”), under which it will purchase equity stakes in a wide variety of banks and thrifts. Pursuant to the Capital Purchase Program, Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds equity issued under the Capital Purchase Program. On October 27, 2008, the Company was notified by the Treasury that it was preliminarily approved to participate in the Capital Purchase Program. The Company’s participation in the Capital Purchase Program, as well as the amount Treasury may invest, is subject to Treasury’s approval, the execution of definitive agreements, and standard closing conditions.
Additionally, on October 14, 2008, Treasury triggered the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program (“TLGP”). Coverage under the TLGP is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum surcharge for non-interest bearing transaction deposits in excess of $250,000 per account. The Company is currently evaluating its participation in the TLGP.
It is presently unclear what impact the EESA, the CPP, the TLGP, other previously announced liquidity and funding initiatives of the Federal Reserve and other agencies and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse impact on the Company and its business.
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
Pursuant to the terms of the definitive merger agreement, Coddle Creek will merge with and into the Company. Immediately thereafter, Mooresville Savings will be merged with and into the Bank and operate under the name, identity, and branch network of First Community Bank, N. A. Stockholders of Coddle Creek will receive merger consideration of $19.60 per share and 0.9046 shares of the Company’s common stock for each outstanding share of Coddle Creek common stock. The merger transaction is valued at approximately $33.01 million, based on the Company’s closing price of $35.83 on July 31, 2008. The value of the transaction and value of each share of Coddle Creek common stock on consummation of the merger may be higher or lower depending on the value of the Company’s common stock on such date. The transaction has received the required regulatory approvals or waivers and been approved by the stockholders of Coddle Creek. The merger is expected to be completed in the fourth quarter of 2008.
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
In September 2007, the Company acquired GreenPoint, a High Point, North Carolina, insurance agency. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of its common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The Company assumed $5.57 million debt in connection with the acquisition, of which approximately $5.00 million was retired at closing. In March 2008, the Company issued 7,728 additional shares in connection with the acquisition, resulting in a goodwill adjustment of approximately $267 thousand. In July 2008, GreenPoint acquired REL Insurance Agency for $1.08 million in an all cash transaction. Under the terms of the agreement, the former principal of REL is entitled to additional consideration aggregating up to $720 thousand, if certain operating targets are met. The acquisition and activity of GreenPoint has added a total $9.86 million of goodwill and intangibles.
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
RESULTS OF OPERATIONS
Overview
Net income for the three months ended September 30, 2008, was $4.55 million, or $0.42 per basic share and $0.41 per diluted share, compared with $7.32 million, or $0.65 per basic and diluted share, for the three months ended September 30, 2007, a decrease of $2.77 million, or 37.79%. Return on average assets was 0.90% for the three months ended September 30, 2008, compared with 1.34% for the same period in 2007. Return on average equity for the three months ended September 30, 2008, was 9.39% compared with 13.31% for the three months ended September 30, 2007.
Net income for the nine months ended September 30, 2008, was $17.10 million, or $1.56 per basic share and $1.54 per diluted share, compared with $21.88 million, or $1.95 per basic share and $1.94 per diluted share, for the nine months ended September 30, 2007, a decrease of $4.78 million, or 21.84%. Return on average assets was 1.12% for the nine months ended September 30, 2008, compared with 1.38% for the same period in 2007. Return on average equity for the nine months ended September 30, 2008, was 11.09% compared with 13.40% for the nine months ended September 30, 2007.
Net Interest Income — Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $16.32 million for the three months ended September 30, 2008, compared with $17.14 million for the corresponding period in 2007, a decrease of $820 thousand, or 4.78%. Tax-equivalent net interest income totaled $17.26 million for the three months ended September 30, 2008, a decrease of $1.02 million from $18.28 million for the third quarter of 2007. The decrease in net interest income was due primarily to decreases in loan and investment balances and those yields as a result of the precipitous declines in benchmark interest rates, including the New York Prime Rate, during the last nine months.
Compared with the third quarter of 2007, average earning assets decreased $199.96 million while interest-bearing liabilities decreased $124.63 million during the three months ended September 30, 2008. The yield on average earning assets decreased by 64 basis points to 6.22% from 6.86% between the three months ended September 30, 2008 and 2007, respectively. Total cost of interest-bearing liabilities decreased 105 basis points between the third quarters of 2007 and 2008, which resulted in a net interest rate spread that was 41 basis points higher at 3.64% for the third quarter of 2008 compared with 3.23% for the same period last year. The Company’s tax-equivalent net interest margin of 3.90% for the three months ended September 30, 2008, increased 20 basis points from 3.70% for the same period of 2007.
The rate earned on loans decreased 95 basis points to 6.53% from 7.48% for the three months ended September 30, 2008 and 2007, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a profound impact on loan yields throughout 2008. Declines in the average portfolio balances also contributed to a net decrease of $4.21 million, or 17.92%, in tax-equivalent loan interest income for the third quarter of 2008 compared with the third quarter of 2007.

During the three months ended September 30, 2008, the tax-equivalent yield on available-for-sale securities decreased 21 basis points to 5.58%, while the average balance decreased by $93.15 million, or 13.98%, compared with the same period in 2007. The average tax-equivalent yield decreased due to the large portion of variable rate securities in the portfolio. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the third quarter of 2007, average interest-bearing balances with banks decreased to $1.44 million during the third quarter of 2008, as the yield decreased 228 basis points to 2.50% during the same period. Interest-bearing balances with banks is comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the third quarter of 2008 decreased along with decreases in short-term benchmark interest rates.
Compared with the same period in 2007, the average balances of interest-bearing demand deposits increased $33.31 million, or 22.92%, while the average rate paid during the third quarter of 2008 decreased by 16 basis points. During the three months ended September 30, 2008, the average balances of savings deposits decreased $35.50 million, or 10.29%, while the average rate paid decreased 89 basis points compared to the same period in 2007. Average time deposits decreased $66.14 million, or 9.47%, while the average rate paid on time deposits decreased 105 basis points from 4.47% in the third quarter of 2007 to 3.42% in the third quarter of 2008. Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $23.65 million, or 13.62%, to $149.98 million for the three months ended September 30, 2008, while the rate decreased 152 basis points to 1.94% during the same period. The level of average non-interest-bearing demand deposits decreased $18.30 million, or 7.97%, to $211.16 million during the quarter ended September 30, 2008, compared with the corresponding period of the prior year.
Compared with the same period in 2007, average federal funds purchased increased $41.95 million to $42.70 million during the third quarter of 2008. Average federal funds purchased increased as a $50.00 million FHLB advance paying 3.64% was called in June 2008, and the Company borrowed overnight at a significant savings. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased 131 basis points between the two periods. The average balance of FHLB borrowings and other long-term debt decreased by $74.61 million, or 25.60%, in the third quarter of 2008 to $216.79 million, while the rate paid on those borrowings decreased 67 basis points.
Net Interest Income — Year-to-Date Comparison (See Table II)
Net interest income was $49.31 million for the nine months ended September 30, 2008, compared with $51.17 million for the corresponding period in 2007, a decrease of $1.86 million, or 3.64%. Tax-equivalent net interest income totaled $52.48 million for the nine months ended September 30, 2008, a decrease of $2.05 million from $54.53 million for the first nine months of 2007. The decrease in net interest income was due primarily to decreases in loan balances and in loan yields as a result of the precipitous declines in benchmark interest rates, including the New York Prime Rate, during the last twelve months.
Compared with the first nine months of 2007, average earning assets decreased $97.86 million while interest-bearing liabilities decreased $39.46 million during the nine months ended September 30, 2008. The yield on average earning assets decreased by 52 basis points to 6.39% from 6.91% between the nine months ended September 30, 2008 and 2007, respectively. Total cost of interest-bearing liabilities decreased 74 basis points between the first nine months of 2007 and 2008, which resulted in a net interest rate spread that was 22 basis points higher at 3.54% for the first nine months of 2008 compared with 3.32% for the same period last year. The Company’s tax-equivalent net interest margin of 3.87% for the nine months ended September 30, 2008, increased six basis points from 3.81% for the same period of 2007.
The rate earned on loans decreased 70 basis points to 6.80% from 7.50% for the nine months ended September 30, 2008 and 2007, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a profound impact on loan yields in the first nine months of 2008. Declines in the average portfolio balances also contributed to a net decrease of $9.99 million, or 14.18%, in tax-equivalent loan interest income for the first nine months of 2008 compared with the first nine months of 2007.
During the nine months ended September 30, 2008, the tax-equivalent yield on available-for-sale securities decreased 15 basis points to 5.61%, while the average balance decreased by $6.97 million, or 1.14%, compared with the same period in 2007. The average tax-equivalent yield decreased due to the large portion of variable-rate securities in the portfolio. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.

Compared with the first nine months of 2007, average interest-bearing balances with banks decreased to $12.36 million during the first nine months of 2008, as the yield decreased 202 basis points to 2.81% during the same period. Interest-bearing balances with banks is comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the first nine months of 2008 decreased along with decreases in short-term benchmark interest rates.
Compared with the same period in 2007, the average balances of interest-bearing demand deposits increased $25.38 million, or 17.35%, while the average rate paid during the first nine months of 2008 decreased 15 basis points. During the nine months ended September 30, 2008, average savings deposits decreased $14.95 million, or 4.53%, while the rate paid was 1.63%, a 61 basis point decrease from the first nine months of 2007. Average time deposits decreased $51.72 million, or 7.39%, while the average rate paid on time deposits decreased 63 basis points from 4.44% in the first nine months of 2007 to 3.81% in the first nine months of 2008. Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $16.05 million, or 9.60%, to $151.11 million for the nine months ended September 30, 2008, while the rate decreased 130 basis points to 2.25% during the same period. The level of average non-interest-bearing demand deposits decreased $17.25 million, or 7.46%, to $213.93 million during the nine months ended September 30, 2008, compared with the corresponding period of the prior year.
Compared with the same period in 2007, average federal funds purchased increased $12.79 million to $18.24 million during the first nine months of 2008, and wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased 153 basis points between the two periods. The average balance of FHLB borrowings and other long-term debt increased by $5.09 million, or 2.06%, in the first nine months of 2008 to $252.52 million, while the rate paid on those borrowings decreased 65 basis points. The Company prepaid a $25.00 million FHLB advance during the first nine months of 2008. The advance carried an interest rate of 5.47% and was extinguished using current liquidity. A $50.00 million advance paying 3.64% was also called in June 2008.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,174,855	$19,286	6.53%	$1,246,530	$23,497	7.48%
Securities available for sale	573,046	8,035	5.58%	666,199	9,715	5.79%
Securities held to maturity	9,559	161	6.70%	12,591	254	8.00%
Interest-bearing deposits	1,435	9	2.50%	33,538	404	4.78%

Total Earning Assets	1,758,895	27,491	6.22%	1,958,858	33,870	6.86%
Other assets	242,296			212,178

TOTAL ASSETS	$2,001,191			$2,171,036

LIABILITIES
Interest-bearing deposits:
Demand deposits	$178,632	$73	0.16%	$145,324	$119	0.32%
Savings deposits	309,364	1,172	1.51%	344,866	2,088	2.40%
Time deposits	632,142	5,439	3.42%	698,280	7,876	4.47%

Total interest-bearing deposits	1,120,138	6,684	2.37%	1,188,470	10,083	3.37%
Borrowings:
Federal funds purchased	42,702	251	2.34%	751	10	5.28%
Retail repurchase agreements	149,984	730	1.94%	173,630	1,516	3.46%
Wholesale repurchase agreements	50,000	389	3.10%	50,000	556	4.41%
FHLB borrowings and other indebtedness	216,789	2,173	3.99%	291,394	3,424	4.66%

Total borrowings	459,475	3,543	3.07%	515,775	5,506	4.24%

Total interest-bearing liabilities	1,579,613	10,227	2.58%	1,704,245	15,589	3.63%

Non-interestbearing demand deposits	211,155			229,452
Other liabilities	17,680			19,920
Stockholders’ Equity	192,743			218,049

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,001,191			$2,171,666

Net Interest Income, Tax Equivalent		$17,264			$18,281

Net Interest Rate Spread (3)			3.64%			3.23%

Net Interest Margin (4)			3.90%			3.70%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,187,006	$60,456	6.80%	$1,255,209	$70,445	7.50%
Securities available for sale	602,802	25,310	5.61%	609,772	26,267	5.76%
Securities held to maturity	10,849	675	8.31%	16,171	965	7.98%
Interest-bearing deposits	12,363	260	2.81%	29,726	1,073	4.83%

Total Earning Assets	1,813,020	86,701	6.39%	1,910,878	98,750	6.91%
Other assets	232,933			203,831

TOTAL ASSETS	$2,045,953			$2,114,709

LIABILITIES
Interest-bearing deposits:
Demand deposits	$171,661	$213	0.17%	$146,283	$349	0.32%
Savings deposits	314,903	3,847	1.63%	329,854	5,537	2.24%
Time deposits	648,282	18,483	3.81%	700,006	23,245	4.44%

Total interest-bearing deposits	1,134,846	22,543	2.65%	1,176,143	29,131	3.31%
Borrowings:
Federal funds purchased	18,241	330	2.42%	5,447	229	5.62%
Retail repurchase agreements	151,107	2,540	2.25%	167,154	4,441	3.55%
Wholesale repurchase agreements	50,000	1,077	2.88%	50,000	1,651	4.41%
FHLB borrowings and other indebtedness	252,520	7,732	4.09%	247,428	8,773	4.74%

Total borrowings	471,868	11,679	3.31%	470,029	15,094	4.29%

Total interest-bearing liabilities	1,606,714	34,222	2.85%	1,646,172	44,225	3.59%

Non-interestbearing demand deposits	213,934			231,187
Other liabilities	19,326			19,064
Stockholders’ Equity	205,979			218,286

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,045,953			$2,114,709

Net Interest Income, Tax Equivalent		$52,479			$54,525

Net Interest Rate Spread (3)			3.54%			3.32%

Net Interest Margin (4)			3.87%			3.81%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to dollar amounts.

		Three Months Ended			Nine Months Ended
		September 30, 2008			September 30, 2008
		Compared to 2007			Compared to 2007
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
(In Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Earned On:
Loans (1)	$(1,314)	$(2,897)	$(4,211)	$(3,676)	$(6,313)	$(9,989)
Securities available-for-sale (1)	(1,337)	(343)	(1,680)	(291)	(666)	(957)
Securities held-to-maturity (1)	(55)	(38)	(93)	(332)	42	(290)
Interest-bearing deposits with other banks	(263)	(132)	(395)	(474)	(339)	(813)

Total interest-earning assets	(2,969)	(3,410)	(6,379)	(4,773)	(7,276)	(12,049)

Interest Paid On:
Demand deposits	39	(85)	(46)	77	(213)	(136)
Savings deposits	(198)	(718)	(916)	(241)	(1,449)	(1,690)
Time deposits	(700)	(1,738)	(2,438)	(1,628)	(3,134)	(4,762)
Fed funds purchased	243	(2)	241	133	(32)	101
Retail repurchase agreements	(185)	(600)	(785)	(393)	(1,508)	(1,901)
Wholesale repurchase agreements	—	(167)	(167)	—	(574)	(574)
FHLB borrowings and other long-term debt	(799)	(452)	(1,251)	184	(1,225)	(1,041)

Total interest-bearing liabilities	(1,600)	(3,762)	(5,362)	(1,868)	(8,135)	(10,003)

Change in net interest income, tax-equivalent	$(1,369)	$352	$(1,017)	$(2,905)	$859	$(2,046)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
There was significant disruption and volatility in the financial and capital markets during the second half of 2007 and the first nine months of 2008. Turmoil in the mortgage market adversely impacted both domestic and global markets, resulting in a credit and liquidity crisis. The disruption has been exacerbated by significant declines in valuations within the real estate and housing markets. Decreases in real estate values could adversely affect the value of property used as collateral for loans, including loans originated by the Company. Adverse changes in the economy may have a negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.

The allowance for loan losses was $14.51 million at September 30, 2008, $12.83 million at December 31, 2007 and $13.19 million at September 30, 2007. The Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2008 and 2007, is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Allowance for loan losses
Beginning balance	$13,433	$13,934	$12,833	$14,549
Provision for loan losses	3,461	—	4,721	—
Charge-offs	(2,601)	(1,009)	(4,765)	(2,813)
Recoveries	217	265	1,721	1,454

Net charge-offs	(2,384)	(744)	(3,044)	(1,359)

Ending balance	$14,510	$13,190	$14,510	$13,190

The total allowance for loan losses to loans held for investment ratio was 1.24% at September 30, 2008, compared with 1.05% at December 31, 2007, and 1.06% at September 30, 2007. Management considers the allowance adequate based upon its analysis of the portfolio as of September 30, 2008. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.
Throughout the third quarter and first nine months of 2008, the Company had net charge-offs of $2.38 million and $3.04 million, respectively, compared with $744 thousand and $1.36 million in the respective periods of 2007. Annualized net charge-offs for the third quarter and first nine months of 2008 were 0.81% and 0.34%, respectively. The Company made provisions for loan losses of $3.46 million and $4.72 million for the third quarter and first nine months of 2008, respectively. No provision was required in the respective periods of 2007.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income for the third quarter of 2008 was $7.88 million compared with $6.02 million in the same period of 2007, an increase of $1.86 million, or 30.95%. Wealth management revenues increased $49 thousand, or 5.40%, to $957 thousand for the three months ended September 30, 2008, compared with the same period in 2007. Service charges on deposit accounts increased $802 thousand, or 26.68%, to $3.81 million for the three months ended September 30, 2008, compared with the same period in 2007. The strong increase in deposit service charges reflects the continuing success of new retail programs and initiatives implemented in 2007, which have positively impacted account service charges and new account openings. Other service charges, commissions, and fees increased $138 thousand, or 15.30%, to $1.04 million for the three months ended September 30, 2008, compared with the same period in 2007. Increases include higher levels of ATM service charges and electronic interchange income. Insurance commissions for the third quarter of 2008 were $1.24 million. Other operating income was $675 thousand for the three months ended September 30, 2008, a decrease of $479 thousand, or 41.51%, compared with the same period in 2007. During the third quarter of 2008, securities gains of $163 thousand were realized, compared with a gain of $50 thousand in the comparable period in 2007.
Noninterest income for the first nine months of 2008 was $24.75 million compared with $16.78 million in the same period of 2007, an increase of $7.97 million, or 47.47%. Wealth management revenues increased $23 thousand, or 0.78%, to $2.95 million for the nine months ended September 30, 2008, compared with the same period in 2007. Wealth management revenues were slightly elevated in 2007 as the Trust Division settled several large estates. Service charges on deposit accounts increased $2.29 million, or 28.39%, to $10.37 million for the nine months ended September 30, 2008, compared with the same period in 2007. The strong increase in deposit service charges reflects the continuing success of new retail programs and initiatives implemented in 2007, which have positively impacted account service charges and new account openings. Other service charges, commissions, and fees increased $616 thousand, or 23.61%, to $3.23 million for the nine months ended September 30, 2008, compared with the same period in 2007. Deposit service charges and other service charges and commissions reflect the year-to-date impact of the previously discussed retail program changes. Insurance commissions for the first nine months of 2008 were $3.73 million. Other operating income was $2.34 million for the three months ended September 30, 2008, a decrease of $620 thousand, or 20.97%, compared with the same period in 2007. During the first nine months of 2008, securities gains of $2.13 million were realized compared with a gain of $209 thousand in the comparable period in 2007. During the first quarter of 2008, certain investment securities in the Company’s portfolio significantly increased in value following the passage of a one-time call opportunity, and as the interest rate environment declined, the Company elected to monetize that value.

Noninterest Expense
Noninterest expense totaled $14.44 million for the quarter ended September 30, 2008, an increase of $1.61 million, or 12.50%, from the same period in 2007. Salaries and benefits for the first quarter of 2008 increased $827 thousand, or 12.64%, compared to the same period in 2007. Salaries and benefits at GreenPoint accounted for $687 thousand of the increase in the third quarter of 2008 over the prior third quarter. Increases in retirement plan accruals, incentive compensation accruals, and commissions expense made up the remainder of the increase. Other non-interest expense totaled $4.68 million for the third quarter of 2008, an increase of $273 thousand, or 6.19%, from $4.41 million for the third quarter of 2007. The increase between comparable periods is due mostly to increases in consulting expense, new account promotions, and legal expenses. Occupancy and furniture and fixtures expenses increased between the comparable periods with the addition of GreenPoint and the new branches.
Noninterest expense totaled $45.48 million for the nine months ended September 30, 2008, an increase of $8.41 million, or 22.70%, from the same period in 2007. Salaries and benefits for the first nine months of 2008 increased $3.62 million, or 18.94%, compared to the same period in 2007. Salaries and benefits at GreenPoint accounted for $1.90 million of the increase in the first nine months of 2008 over the prior year. Increases in retirement plan accruals, incentive compensation accruals, and commissions expense made up the remainder of the increase. Included in noninterest expense for the first nine months of 2008 is a prepayment penalty of $1.65 million incurred in connection with the early payment of a $25.00 million FHLB advance. Other non-interest expense totaled $14.10 million for the first nine months of 2008, an increase of $1.92 million, or 15.74%, from $12.18 million for the first nine months of 2007. The increase between comparable periods is due mostly to increases in legal and consulting expense and new account promotions. Occupancy and furniture and fixtures expenses increased between the comparable periods with the addition of GreenPoint and the new branches.
In October 2008, the FDIC announced its intention to seek an increase in deposit insurance premiums that, beginning in 2009, would effectively double the average insurance premiums paid by depository institutions, such as the Bank, to ensure that the deposit insurance fund can adequately cover projected losses from future bank failures. At this time, the Company cannot provide any assurance as to the amount of any projected increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.
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
For the third quarter of 2008, income taxes were $1.75 million compared with $3.01 million for the third quarter of 2007. For the quarters ended September 30, 2008 and 2007, the effective tax rates were 27.81% and 29.16%, respectively. For the nine months ended September 30, 2008, income taxes were $6.75 million compared with $9.01 million for the same period in 2007. For the nine months ended September 30, 2008 and 2007, the effective tax rates were 28.30% and 29.16%, respectively.
FINANCIAL CONDITION
Total assets at September 30, 2008, decreased $182.38 million, or 8.48%, to $1.97 billion from December 31, 2007. The decline reflects declining securities portfolio valuations, continued loan payoffs, and managed attrition of high-rate deposit, single-service households.
Securities
Available-for-sale securities were $513.00 million at September 30, 2008, compared with $664.12 million at December 31, 2007, a decrease of $151.12 million, or 22.75%. Held-to-maturity securities declined to $9.04 million at September 30, 2008, compared with $12.08 million at December 31, 2007.
For a more detailed discussion of the Company’s investment portfolio, refer to footnote 3 to the September 30, 2008, financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Loan Portfolio
Loans Held for Sale: The $140 thousand balance of loans held for sale at September 30, 2008, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at September 30, 2008, was $4.36 million on 33 loans.
Loans Held for Investment: Total loans held for investment were $1.17 billion at September 30, 2008, representing declines of $57.22 million and $70.92 million from December 31 and September 30, 2007, respectively. The average loan to deposit ratio decreased to 88.25% for the third quarter of 2008, compared with 88.49% for the fourth quarter of 2007 and 87.91% for the third quarter of 2007. Year-to-date average loans of $1.19 billion decreased $68.20 million when compared with the first nine months of 2007 average of $1.26 billion.
Over the course of the last three years, the Company has taken measures to tighten its commercial underwriting standards. The more stringent underwriting has led to improved credit quality, but, coupled with a reduced complement of commercial loan officers, has resulted in decreases in the loan portfolio. The Company also continues to realize net payoffs in the area of consumer finance, as it competes with credit card lenders and captive automobile finance companies.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of September 30, 2008, December 31, 2007, and September 30, 2007.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$83,271	7.13%	$96,261	7.85%	$94,168	7.60%
Commercial real estate	386,287	33.06%	386,112	31.51%	396,147	31.97%
Residential real estate	498,721	42.69%	498,345	40.66%	500,760	40.41%
Construction	127,076	10.88%	163,310	13.33%	167,089	13.48%
Consumer	66,333	5.68%	75,447	6.16%	77,724	6.27%
Other	6,598	0.56%	6,027	0.49%	3,319	0.27%

Total	$1,168,286	100.00%	$1,225,502	100.00%	$1,239,207	100.00%

Loans Held for Sale	$140		$811		$2,294

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $7.89 million at September 30, 2008, $3.47 million at December 31, 2007, and $3.08 million at September 30, 2007. The increase in non-performing assets stems largely from the addition of one loan relationship in the Richmond, Virginia, market. Those loans have been appropriately reserved for based on management’s analysis of potential impairment. The percentage of non-performing assets to total loans and OREO was 0.68% at September 30, 2008, 0.28% at December 31, 2007, and 0.25% at September 30, 2007.

The following schedule details non-performing assets by category at the close of each of the quarters ended September 30, 2008 and 2007, and December 31, 2007.

	September 30,	December 31,	September 30,
(In Thousands)	2008	2007	2007
Non-accrual	$6,997	$2,923	$2,869
Ninety days past due and accruing	—	—	—
Other real estate owned	896	545	211

Total non-performing assets	$7,893	$3,468	$3,080

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $896 thousand at September 30, 2008, and is carried at the lesser of estimated net realizable value or cost.
Deposits and Other Borrowings
Total deposits decreased by $43.90 million, or 3.15%, during the first nine months of 2008. Non interest-bearing demand deposits decreased $9.51 million to $214.58 million at September 30, 2008, compared with $224.09 million at December 31, 2007. Interest-bearing demand deposits increased $32.83 million to $186.40 million at September 30, 2008. Savings decreased $15.24 million, or 4.65%, and time deposits decreased $51.99 million, or 7.56%, during the first nine months of 2008. Throughout most of the last twelve months, the Company has aggressively lowered money market and certificate of deposit rates, which is the primary cause of the decreases in deposits.
Securities sold under repurchase agreements decreased $27.04 million, or 13.04%, in the first nine months of 2008 to $180.39 million. There were $29.50 million in federal funds purchased outstanding at September 30, 2008. Overnight balances increased as the Company replaced high-cost term advances with low-cost, short-term funds.
Stockholders’ Equity
Total stockholders’ equity decreased $46.29 million, or 21.32%, from $217.10 million at December 31, 2007, to $170.81 million at September 30, 2008, as the Company pursued its stock repurchase program and experienced increases in other comprehensive losses associated with the Company’s investment portfolio. The change in equity was the result of net earnings of $17.10 million, less dividends paid to stockholders of $9.23 million, common stock repurchases of $4.22 million, and other comprehensive loss of $50.12 million.
The Company repurchased 132,100 shares of its common stock in the first nine months of 2008. The share repurchases were conducted as part of a share repurchase plan previously adopted by the Company.
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2008, the Company’s total capital to risk-weighted assets ratio was 13.30% compared with 12.34% at December 31, 2007. The Company’s Tier 1 capital to risk-weighted assets ratio was 12.23% at September 30, 2008, compared with 11.45% at December 31, 2007. The Company’s Tier 1 leverage ratio at September 30, 2008, was 8.68% compared with 8.09% at December 31, 2007. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At September 30, 2008, the Company maintained liquidity in the form of cash and cash equivalent balances of $53.24 million, unpledged securities available-for-sale of $141.27 million, and total FHLB credit availability of approximately $57.89 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure. At September 20, 2008, net interest income modeling shows the Company to be in a slightly asset-sensitive position. Additionally, structure in the Company’s assets and liabilities creates a situation where net interest income decreases in a sustained increasing rate environment.

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
The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of September 30, 2008, and December 31, 2007, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are effected.
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
Rate Sensitivity Analysis

(Dollars in Thousands)	September 30, 2008
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(1,051)	(1.5)	$(21,155)	(8.6)
100	967	1.4	954	0.4
(100)	(1,523)	(2.2)	(10,705)	(4.4)
(200)	(4,379)	(6.4)	(34,456)	(14.0)

	December 31, 2007
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(3,124)	(4.2)	$(30,894)	(10.7)
100	(327)	(0.4)	(5,315)	(1.8)
(100)	(449)	(0.6)	(11,128)	(3.9)
(200)	(1,657)	(2.2)	(32,008)	(11.1)

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A. Risk Factors
Except for the risk factor set forth below, there were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Declines in asset values may result in impairment charges and adversely impact the value of our investments
The Company maintains an investment portfolio, which includes trust-preferred securities. At September 30, 2008, the total market value of these trust-preferred securities was approximately $87.52 million, compared with an adjusted cost basis of approximately $164.20 million. The decline in market value of these securities is primarily due to the credit market disruptions in bank subordinated debt instruments, credit rating downgrades and the possibility of future negative credit events within the banking sector. The Company periodically, but not less than quarterly, evaluates its investments and other assets for impairment indicators. In the event that the Company is required to record impairment charges for its investments due to a decline in value that is considered other-than-temporarily impaired, it could have a material adverse affect on the Company’s results of operations and a non-cash impact on funds from operations in the period in which the write-down occurs.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the three months ended September 30, 2008.

				Maximum
			Total Number of	Number of
	Total # of	Average	Shares Purchased	Shares That May
	Shares	Price Paid	as Part of Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan

July 1-31, 2008	4,000	$27.60	4,000	551,060
August 1-31, 2008	—	—	—	562,493
September 1-30, 2008	—	—	—	568,579

Total	4,000	$—	4,000

The Company’s stock repurchase plan allows for the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and remains open. The Company held 531,421 shares in treasury at September 30, 2008.
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
DATE: November 10, 2008

/s/ John M. Mendez
John M. Mendez
President & Chief Executive Officer (Principal Executive Officer)
DATE: November 10, 2008

/s/ David D. Brown
David D. Brown
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350