Form 10-K
period 2008-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2009-03-13
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 000-19297
FIRST COMMUNITY BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Nevada	55-0694814
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
P.O. Box 989 Bluefield, Virginia (Address of principal executive offices)	24605-0989 (Zip Code)

(276) 326-9000
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $1.00 par value	NASDAQ Global Select

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

Approximately $258.21 million based on the closing sales price at June 30, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common Stock, $1.00 Par Value; 11,567,449 shares outstanding as of March 2, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 28, 2009, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

General

First Community Bancshares, Inc. (the “Company”) is a bank holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. (the “Bank”), a national banking association that conducts commercial banking operations within the states of Virginia, West Virginia, North and South Carolina, and Tennessee. The Company also owns GreenPoint Insurance Group, Inc. (“GreenPoint”), a full-service insurance agency acquired in September 2007, and Investment Planning Consultants (“IPC”), an investment advisory. The Company had total consolidated assets of approximately $2.13 billion at December 31, 2008, and conducts its banking operations through fifty-nine locations.

The Company provides a mechanism for ownership of the subsidiary banking operations, provides capital funds as required, and serves as a conduit for distribution of dividends to stockholders. The Company’s banking operations are expected to remain the principal business and major source of revenue for the Company. The Company also considers and evaluates options for growth and expansion of the existing subsidiary banking operations. The Company currently derives substantially all of its revenues from dividends paid by its subsidiary bank. Dividend payments by the Bank are determined in relation to earnings, asset growth and capital position and are subject to certain restrictions by regulatory agencies as described more fully under “Regulation and Supervision” of this item.

Employees

The Company and its subsidiaries employed 638 full-time equivalent employees at December 31, 2008. Management considers employee relations to be excellent.

Regulation and Supervision

General

The supervision and regulation of the Company and its subsidiaries by the banking agencies is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, and not for the protection of stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

Regulatory Restrictions on Dividends; Source of Strength.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only from income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Furthermore, under the Treasury’s Capital Purchase Program, the Company must obtain the Treasury’s consent for any increase in dividends declared on its common stock. This restriction applies until the third anniversary of the investment by the Treasury, unless prior to that time the Company redeems the Series A Preferred Stock that it issued to the Treasury or the Treasury transfers the Series A Preferred Stock to a third party.

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

The Company’s ability to repurchase its shares also is restricted under the terms of the Purchase Agreement. The Treasury’s consent is generally required for the Company to make any stock repurchases until the third anniversary of the investment by the Treasury unless prior to that time the Company redeems the Series A Preferred Stock that it issued to the Treasury or the Treasury transfers the Series A Preferred Stock to a third party. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series A Preferred Stock dividends.

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

Under both guidelines, Tier 1 capital (sometimes referred to as “core capital”) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital). Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. At December 31, 2008, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.92% and its ratio of total capital to risk-weighted assets was 12.91%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their overall condition. At December 31, 2008, the Company’s leverage ratio was 9.75%.

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

The Bank

The Bank is a national association and is subject to supervision and regulation by the Office of the Comptroller of Currency (“OCC”). Since the deposits of the Bank are insured by the FDIC, the Bank is also subject to supervision and regulation by the FDIC. Because the Federal Reserve Board regulates the Company, and because the Bank is a member of the Federal Reserve System, the Federal Reserve Board also has regulatory authority which directly affects the Bank.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. At December 31, 2008, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.69% and its ratio of total capital to total risk-weighted assets was 11.69%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. At December 31, 2008, the Bank’s leverage ratio was 8.71%.

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

Deposit Insurance Assessments.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system to evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The FDIC also adopted a new base schedule of rates that it can adjust up or down, depending on the needs of the DIF, and set premiums for 2008 that range from 5 basis points in the lowest risk category to 43 basis points for banks in the highest risk category.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.

The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) a potential increase for brokered deposits in excess of 10% of domestic deposits. In addition, the FDIC proposed raising the current rates uniformly by 7 basis points for the assessment for the first quarter of 2009 resulting in a minimum annualized assessment rate of 12 basis points. The proposal for first quarter 2009 assessment rates was adopted as a final rule in December 2008. The FDIC also proposed, effective April 1, 2009, an initial minimum base assessment rate of 10 basis points. A final rule related to this proposal is expected to be issued during the first quarter of 2009. The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

FDIC insurance expense totaled $202 thousand and $164 thousand in 2008 and 2007, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time assessment credit of $1.13 million to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $693 thousand and $356 thousand of deposit insurance assessments during 2008 and 2007, respectively.

On February 26, 2009, the FDIC adopted an interim rule, with request for comment, to impose a one-time 20 basis point emergency special assessment effective on June 30, 2009 and to be collected on September 30, 2009. Based on the Company’s most recent FDIC deposit insurance assessment base, the emergency special assessment of 20 basis points, if implemented, would increase our FDIC deposit insurance premiums by approximately $2.87 million in 2009. The FDIC has indicated that it may consider reducing the emergency special assessment by half to 10 basis points if, among other factors, Congress enacts legislation to expand the FDIC’s line of credit with the Treasury.

On February 26, 2009, the FDIC adopted another interim rule, with request for comment, to have the option to impose a further special assessment of up to 10 basis points on an institution’s assessment base on the last day of any calendar quarter after June 30, 2009 to be collected at the same time the risk-based assessments are collected. The assessment will be imposed if the FDIC determines the DIF reserve ratio will fall to a level that would adversely affect public confidence or to a level close to zero or negative, among other factors. These interim rules are be subject to change and may or may not be enacted.

The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control. Given the enacted and proposed increases in assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact upon operating expenses in 2009 compared to 2008, and could affect its reported earnings, liquidity and capital for the period.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Temporary Liquidity Guarantee Program.  In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In December 2008, the Company elected to participate in both guarantee programs.

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

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, the President signed into law EESA, which, among other measures, authorized the Secretary of the Treasury to establish the TARP. Pursuant to TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. In addition, under TARP, the Treasury created the Capital Purchase Plan, pursuant to which it provides access to capital that will serve as Tier 1 capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions. On November 21, 2008, the Company sold $41.50 million of Series A Preferred Stock to the Treasury under the Capital Purchase Program.

On February 17, 2009, the President signed into law the ARRA, which is intended, among other things, to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting dislocations in the financial markets. ARRA also includes numerous non-economic recovery related items, including a limitation on executive compensation of certain of the most highly-compensated employees and executive officers of financial institutions, such as the Company, that participated in the TARP Capital Purchase Program. Compliance requirements under ARRA for TARP recipients, which will be further described in rules to be adopted by the SEC and standards to be established by the Treasury, include restrictions on executive compensation and corporate governance requirements.

Comprehensive Financial Stability Plan of 2009.  On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion will be required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

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

USA PATRIOT Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) was enacted in October 2001. The Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures in light of the Patriot Act’s anti-money laundering and Bank Secrecy Act requirements. The Company believes that its controls and procedures are in compliance with the Patriot Act.

Troubled Asset Relief Program

On November 21, 2008, the Company entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement — Standard Terms (the “Purchase Agreement”), with the U.S. Department of the Treasury (“Treasury”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Treasury (i) 41,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 176,546 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), for an aggregate purchase price of $41.50 million in cash.

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. The Series A Preferred Stock is generally non-voting. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $35.26. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any share of Common Stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In accordance with the terms of the Purchase Agreement, the Company registered the Series A Preferred Stock, the Warrant, and the shares of Common Stock underlying the Warrant with the Securities and Exchange Commission (the “SEC”). Neither the Series A Preferred Stock nor the Warrant are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the Series A Preferred Stock and December 31, 2009.

Pursuant to the terms of the Purchase Agreement, upon issuance of the Series A Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock is subject to restrictions, including a restriction against increasing cash dividends above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.28 per share, without express permission of the Treasury. These restrictions will terminate on the earlier of (a) the third anniversary date of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the Troubled Asset Recovery Program (“TARP”), and will generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. As a result of the Company’s participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA are applicable to the Company. In addition, Section 7001(g) of the ARRA, provides that the Secretary of the Treasury shall permit, subject to appropriate federal banking agency approval, a TARP recipient to repay such assistance previously provided under the TARP, without regard to whether the recipient has replaced such funds from any other source or to any waiting period. ARRA further provides that when the TARP recipient repays such assistance, the Secretary of the Treasury shall liquidate the warrants associated with the assistance at the current market price.

Website Access to Company Documents

The Company makes available free of charge on its website at www.fcbinc.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the SEC. Investors are encouraged to access these reports and the other information about the Company’s business on its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K. The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request of its Investor Relations Department at the Company’s main address, P.O. Box 989, Bluefield, VA 24605.

Also posted on the Company’s website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters of the standing committees of its Board of Directors, the Standards of Conduct governing our directors, officers, and employees, and the Company’s Insider Trading & Disclosure Policy.

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

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

•	Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of the Company’s loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•	The processes the Company uses to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•	The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

•	The Company expects to face increased regulation of its industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

As the these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition.

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

The Company is subject to restrictions on its ability to declare or pay dividends and repurchase its shares as a result of its participation in the Treasury’s TARP Capital Purchase Program.

On November 21, 2008, the Company issued to the Treasury for aggregate consideration of $41.50 million (i) 41,500 shares of Series A Preferred Stock and (ii) a Warrant to purchase 176,546 shares of the Company’s Common Stock pursuant to the terms of the Purchase Agreement. Under the terms of the Purchase Agreement, the Company’s ability to declare or pay dividends on any of its shares is restricted. Specifically, the Company may not declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock. Further, the Company may not increase the dividends on its Common Stock above the amount of the last quarter cash dividend per share declared prior to October 13, 2009, which was $0.28 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.

The Company’s ability to repurchase its shares is also restricted under the terms of the Purchase Agreement. The Treasury’s consent generally is required for the Company to make any stock repurchases until the third anniversary of the investment by the Treasury unless all of the Series A Preferred Stock has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Company is in arrears on the Series A Preferred Stock dividends.

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

On October 3, 2008, the EESA was signed into law. Pursuant to the EESA, the Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the Treasury of certain troubled assets from financial institutions and the direct purchase by the Treasury of equity of financial institutions. There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its Common Stock. In addition, current initiatives of President Obama’s Administration and the possible enactment of recently proposed bankruptcy legislation may adversely affect the Company’s financial condition and results of operations.

The financial services industry is likely to face increased regulation and supervision as a result of the existing financial crisis, and there may be additional requirements and conditions imposed on the Company as a result of its participation in the TARP Capital Purchase Program. Such additional regulation and supervision may increase the Company’s costs and limit its ability to pursue business opportunities. The affects of such recently enacted, and proposed, legislation and regulatory programs on the Company cannot reliably be determined at this time.

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

In the fourth quarter of 2008, the Company completed its acquisition of Coddle Creek Financial Corp., the holding company for Mooresville Savings Bank, Inc., SSB, located in Mooresville, North Carolina. In addition, the Company’s wholly owned insurance subsidiary, GreenPoint, acquired Carr & Hyde Insurance, based in Warrenton, Virginia, among other agencies. Details of these transactions are presented in Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 hereof.

The Company may lose members of our management team due to compensation restrictions

The Company’s ability to retain key officers and employees may be negatively impacted by recent legislation and regulation affecting the financial services industry. On February 17, 2009, the ARRA was signed into law. While the Treasury must promulgate regulations to implement the restrictions and standards set forth in the new law, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the TARP, and will generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. As a result of the Company’s participation in the TARP Capital Purchase Program, the restrictions and standards set forth in the ARRA are applicable to the Company. Such restrictions and standards may impact management’s ability to retain key officers and employees as well as the Company’s ability to compete with financial institutions that are not subject to the same limitations as the Company under the ARRA.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments as of the filing date of this 2008 Annual Report on Form 10-K.

ITEM 2.	PROPERTIES.

The Company generally owns its offices, related facilities, and unimproved real property. The principal offices of the Company are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. As of December 31, 2008, the Company operated in 61 locations throughout the five states of Virginia, West Virginia, North and South Carolina, and Tennessee. The Company owns 47 of its banking offices while others are leased or are located on leased land. The Company also operates ten insurance offices throughout North Carolina and Virginia, including its headquarters in High Point, North Carolina. The Company owns one of its insurance offices and leases the remaining locations. There are no mortgages or liens against any property of the Company. A complete listing of all branches and ATM sites can be found on the Internet at www.fcbresource.com. Information on such website is not part of this Annual Report on Form 10-K.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The number of common stockholders of record on December 31, 2008, was 2,461 and outstanding shares totaled 11,567,449. The number of common stockholders is measured by the number of recordholders. The Company’s common stock trades on the NASDAQ Global Select market under the symbol “FCBC”.

Cash dividends for 2008 totaled $1.12 per share and $1.08 per share 2007. Total dividends paid for the current and prior years totaled $12.45 million and $12.08 million, respectively.

The following table sets forth the high and low stock prices, book value per share, and dividends paid per share on the Company’s common stock during the periods indicated.

	2008		2007
	High	Low	High	Low

Sales Price Per Share
First quarter	$34.89	$28.00	$42.30	$35.19
Second quarter	34.89	27.79	39.21	28.89
Third quarter	39.00	25.54	37.45	25.40
Fourth quarter	38.00	23.49	38.85	30.07

	2008	2007

Cash Dividends Per Share
First quarter	$0.28	$0.27
Second quarter	0.28	0.27
Third quarter	0.28	0.27
Fourth quarter	0.28	0.27

Total	$1.12	$1.08

As a condition to the Company’s participation in the Treasury’s Capital Purchase Program, the Company’s ability to declare or pay dividends on any of its shares is restricted. Specifically, the Company may not declare dividend payments on common, junior preferred, or pari passu preferred shares if it is in arrears on the dividends on the Series A Preferred Stock. Further, the Company may not increase the dividends on its Common Stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, which was $0.28 per share, without the Treasury’s approval until the third anniversary of the investment unless all of the Series A Preferred Stock has been redeemed or transferred.

The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 1,100,000 shares. The plan has no expiration date, remains open and no plans have expired during the reporting period. No determination has been made to terminate the plan or to stop making purchases. The Company made no open market purchases of its equity securities during the fourth quarter of 2008. The maximum number of shares that may yet be purchased under the plan was 616,215 at December 31, 2008.

As a condition to the Company’s participation in the Treasury’s Capital Purchase Program, the Company is restricted from repurchasing shares of its Common Stock until the earlier of the third anniversary of the date of the issuance of the Series A Preferred Stock and the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock. As such, the Company does not anticipate purchasing any shares of its Common Stock under its repurchase plan during 2009.

Total Return Analysis

The following chart was compiled by SNL Securities LC, and compares cumulative total shareholder return of the Company’s Common Stock for the five-year period ended December 31, 2008, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite index, and the Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 53 bank holding companies that are traded on the NASDAQ, OTC Bulletin Board, and pink sheets with total assets between $1 billion and $5 billion and are located in the Southeast Region of the United States. The cumulative returns include payment of dividends by the Company.

Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First Community Bancshares, Inc.	100.00	112.26	100.23	131.31	109.39	123.88

S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

Asset Size & Regional Peer Group	100.00	115.03	119.74	134.09	94.70	81.49

ITEM 6.	SELECTED FINANCIAL DATA.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)

Balance Sheet Summary (at end of period)
Securities(a)	$529,393	$676,195	$528,389	$428,554	$410,218
Loans held for sale	1,024	811	781	1,274	1,194
Loans, net of unearned income	1,298,159	1,225,502	1,284,863	1,331,039	1,238,756
Allowance for loan losses	15,978	12,833	14,549	14,736	16,339
Total assets	2,133,314	2,149,838	2,033,698	1,952,483	1,830,822
Deposits	1,503,758	1,393,443	1,394,771	1,403,220	1,356,719
Borrowings	381,791	517,843	406,556	335,885	274,212
Total liabilities	1,912,972	1,932,740	1,820,968	1,757,982	1,647,589
Stockholders’ equity	220,342	217,098	212,730	194,501	183,233
Summary of Earnings
Total interest income	$110,765	$127,591	$120,026	$109,508	$96,136
Total interest expense	44,930	59,276	48,381	35,880	26,953
Provision for loan losses	7,422	717	2,706	3,706	2,671
Non-interest income	32,297	24,831	21,323	22,305	17,329
Investment securities impairment	29,923	—	—	—	—
Non-interest expense	60,516	50,463	49,837	55,591	48,035
Income from continuing operations before income taxes	271	17,135	19,102	14,331	18,477
Income tax (benefit) expense	(2,810)	12,334	11,477	10,191	9,786
Income from continuing operations	3,081	29,632	28,948	26,445	26,020
Loss from discontinued operations before income taxes	—	—	—	(233)	(5,746)
Income tax benefit	—	—	—	(91)	(2,090)
Loss from discontinued operations	—	—	—	(142)	(3,656)
Net income	3,081	29,632	28,948	26,303	22,364
Dividends on preferred stock	255	—	—	—	—
Net income available to common shareholders	2,826	29,632	28,948	26,303	22,364

(a)	Reflects the reclassification during 2004 of Federal Reserve Bank and Federal Home Loan Bank stock from Securities Available for Sale to Other Assets, consistent with the 2005-2008 presentation.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data-continued	2008	2007	2006	2005	2004

Per Share Data
Basic earnings per share	$0.26	$2.64	$2.58	$2.33	$1.99
Basic earnings per common share-continuing operations	0.26	2.64	2.58	2.35	2.32
Basic loss per common share-discontinued operations	—	—	—	(0.02)	(0.33)
Diluted earnings per common share	$0.25	$2.62	$2.57	$2.32	$1.97
Diluted earnings per common share-continuing operations	0.25	2.62	2.57	2.33	2.29
Diluted loss per common share-discontinued operations	—	—	—	(0.01)	(0.32)
Cash dividends	$1.12	$1.08	$1.04	$1.02	$1.00
Book value per common share at year-end	$15.46	$19.61	$18.92	$17.29	$16.29
Selected Ratios
Return on average assets	0.14%	1.39%	1.46%	1.37%	1.24%
Return on average assets-continuing	0.14%	1.39%	1.46%	1.38%	1.45%
Return on average equity	1.40%	13.54%	14.32%	13.79%	12.53%
Return on average equity-continuing	1.40%	13.54%	14.32%	13.87%	14.58%
Average equity to average assets	9.86%	10.30%	10.21%	9.91%	9.88%
Average equity to average assets-continuing	9.86%	10.30%	10.21%	9.91%	9.96%
Dividend payout	430.77%	40.91%	40.31%	43.78%	50.25%
Risk based capital to risk adjusted assets	12.91%	12.34%	12.69%	11.65%	12.09%
Leverage ratio	9.75%	8.09%	8.50%	7.77%	7.62%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

First Community Bancshares, Inc. is a bank holding company that, through its bank subsidiary, provides commercial banking services and has positioned itself as a regional community bank and a financial services alternative to larger banks which often provide less emphasis on personal relationships, and smaller community banks which lack the capital and resources to efficiently serve customer needs. The Company has focused its growth efforts on building financial partnerships and more enduring and complete relationships with businesses and individuals through a very personal and local approach to banking and financial services. The Company and its operations are guided by a strategic plan which includes growth through acquisitions and through office expansion in new market areas including strategically identified metro markets in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. While the Company’s mission remains that of a community bank, management believes that entry into new markets will accelerate the Company’s growth rate by diversifying the demographics of its customer base and customer prospects and by generally increasing its sales and service network.

Economy

The local economies in which the Company operates are diverse and span a five-state region. West Virginia and Southwest Virginia continue to benefit from expanding coal and natural gas operations. These economies have significant exposure to extractive industries, such as coal and natural gas, which become more active and lucrative when oil prices rise. The local economies in the central portion of North Carolina have suffered in recent years due to foreign competition in both furniture and textiles, as well as consolidation in the financial services industry. Despite these detractions, the economies in this region continue to benefit from national companies relocating and expanding in the Triad and Central Piedmont areas. The Eastern Virginia local economies have, in recent years, benefited from a wide array of corporate and government activities and relocations.

The economies in each of the regions within the Company’s markets have experienced significant declines in residential development and construction, consistent with national trends. These declines have led to contraction in residential land development and construction, which have historically been important components of the Company’s lending activities. The economies of our legacy markets have remained relatively stable and unemployment levels are among the lowest in the nation as of December 31, 2008.

The capital markets have experienced significant illiquidity throughout 2008 and continuing through the date of this report. This has had an adverse effect on the valuation of debt securities, including portions of the Company’s investment securities portfolio.

Competitive Focus

As the Company competes for increased market share and growth in both loans and deposits it continues to encounter strong competition from many sources. Bank expansion through de novo branches and loan production offices has grown in popularity as a means of reaching out to new markets. Many of the markets targeted by the Company are also being entered by other banks in nearby markets and, in some cases, from more distant markets. The expansion of banks and credit unions over recent years, coupled with liquidity pressures brought on in 2008 from the credit market turmoil and recessionary economy, has intensified competitive pressures on core deposit generation and retention. These pressures on core deposits have continued to put pressure on net interest margin. Despite strong competition from other banks, credit unions and mortgage companies, the Company has seen success in newly established offices in Winston-Salem, North Carolina, as well as other markets in both Virginia and North Carolina. The Company attributes this measure of success to its recruitment of local, established bankers and loan personnel in those targeted markets. Competitive forces impact the Company through pressure on interest yields, product fees and loan structure and terms; however, the Company has countered these pressures with its relationship style of banking, competitive pricing and a disciplined approach to loan underwriting.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The following is a summary of the Company’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified investment security valuation, determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the accounting areas that require the most subjective or complex judgments.

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

The impairment evaluations noted above are consistent with the accounting guidance in EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” as amended, SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and SEC Staff Accounting Bulletin No. 59, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine if a security is other than temporarily impaired. Securities deemed to be other than temporarily impaired are written-down to their current fair values with a charge to earnings. The review process uses a combination of the severity of pricing declines and the present value of the expected cash flows and compares those results to the current carrying value. Significant inputs provided by the independent third party such as default and loss severity are reviewed internally for reasonableness.

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

Recent Acquisitions and Branching Activity

In November 2008, the Company acquired Coddle Creek Financial Corp. (Coddle Creek), headquartered in Mooresville, North Carolina. Coddle Creek had three full service branch offices located in Mooresville, Cornelius, and Huntersville, North Carolina. At acquisition, Coddle Creek had total assets of $158.66 million, total loans of $136.99 million and total deposits of $137.06 million. Under the terms of the merger agreement, shares of Coddle Creek common stock were exchanged for .9046 shares of the Company’s common stock and $19.60 in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $32.29 million. Concurrent with the Coddle Creek acquisition, Mooresville Savings Bank, Inc., SSB, the wholly-owned subsidiary of Coddle Creek, was merged into the Bank. As a result of the acquisition and preliminary purchase price allocation, approximately $14.41 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

In September 2007, the Company acquired GreenPoint Insurance Group (“GreenPoint”), an insurance agency located in High Point, North Carolina. As of September 30, 2007, GreenPoint had annualized commission revenues of approximately $4.60 million. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The acquisition of GreenPoint added $7.19 million of goodwill and intangibles to the Company’s balance sheet. The Company also assumed $5.57 million in debt in connection with the acquisition, of which approximately $5.00 million was retired at closing.

Throughout 2008, GreenPoint acquired a total of five insurance agencies. The two largest acquisitions were Carr & Hyde in Warrenton, Virginia, and REL in Greensboro, North Carolina. GreenPoint issued aggregate cash consideration of approximately $2.04 million through 2008 in connection with these acquisitions. Acquisition terms in all instances call for issuing further cash consideration if certain operating performance targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisitions. GreenPoint’s 2008 acquisitions added approximately $2.04 million of goodwill and intangibles to the Company’s balance sheet.

In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.

In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm located in Bluefield, West Virginia. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of common stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration of $1.43 million in the form of the Company’s common stock if certain future operating performance targets are met. If those operating targets are met, portions of the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. In December 2008 and 2007, the Company issued 8,361 and 13,401 shares of its common stock, respectively, in connection with the acquisition of IPC.

In June 2006, the Company completed the sale of its Drakes Branch, Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a pre-tax gain of approximately $702 thousand.

The Company opened seven branches during 2007 and one during 2008. New branches included two offices in Winston-Salem, North Carolina, two offices in Richmond, Virginia, and new offices in Daniels, Princeton, and Summersville, West Virginia.

RESULTS OF OPERATIONS

2008 COMPARED TO 2007

Net income for 2008 was $2.83 million, a decrease of $26.81 million from $29.63 million in 2007. Basic and diluted earnings per share for 2008 were $0.26 and $0.25, respectively, compared with basic and diluted earnings per share of $2.64 and $2.62, respectively, in 2007. The significant decline in earnings in 2008 reflect a fourth quarter non-cash pre-tax impairment charge of $29.92 million on certain investment securities. The Company’s key profitability ratios are return on average assets and return on average equity. Returns on average assets for 2008 and 2007 were 0.14% and 1.40%, respectively.

The Company acquired Coddle Creek, a $158.66 million bank holding company, in November 2008. Accordingly, the operations of Coddle Creek were not significant to the 2008 results of operations.

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

Net interest income was $65.84 million for 2008, compared with $68.32 million for 2007. Tax-equivalent net interest income totaled $69.97 million for 2008, a decrease of $2.82 million from the $72.79 million reported for 2007. The decrease is attributable to a $4.61 million decrease due to volume and a $1.79 million increase due to rate changes on the underlying assets and liabilities.

During 2008, average earning assets decreased $114.59 million while average interest-bearing liabilities decreased $45.79 million, in each case over the comparable period. The yield on average earning assets decreased 51 basis points to 6.38% for 2008 from 6.89% for 2007. Short-term market interest rates decreased precipitously throughout 2008, culminating in a move by the Federal Reserve to create a “range” of zero to 25 basis points as its target for federal funds. During 2008, the target federal funds rate decreased 400 basis points, and the average bank prime loan rate decreased in concert. Those decreases were the largest driver in the overall decrease in the Company’s yield on average earning assets.

Total cost of average interest-bearing liabilities decreased 78 basis points to 2.79% during 2008. The Company’s time deposit portfolio experienced significant downward repricing during 2008, as many of the higher-rate certificates were not renewed. The net result was an increase of 27 basis points to net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities. Spread for 2008 was 3.59% compared with 3.32% for 2007. The Company’s tax-equivalent net interest margin of 3.88% for 2008 represents an increase of eight basis points from 3.80% in 2007.

Loan interest income decreased $13.26 million during 2008 as compared with 2007 as volume declined, while the yield on loans decreased 78 basis points. During 2008, the tax-equivalent yield on available-for-sale securities increased three basis points to 5.80% while the average balance decreased by $48.55 million as compared with 2007.

Average interest-bearing balances with banks declined $9.17 million during 2008 to $15.49 million, while the yield decreased 278 basis points to 1.98%. These balances consist primarily of overnight liquidity, and the yield on these balances is largely affected by changes in the target federal funds rate.

The average total cost of interest-bearing deposits decreased 72 basis points in 2008 compared with 2007. The average rate paid on interest-bearing demand deposits decreased 14 basis points, while the average rate paid on savings, which includes money market and savings accounts, decreased 71 basis points. The Company was successful in keeping rates paid on interest-bearing checking accounts relatively stable and increased money market account rates to remain competitive and retain deposit funding. In 2008, average time deposits decreased $26.27 million while the average rate paid decreased 75 basis points to 3.69% as compared with 2007. The level of average non interest-bearing demand deposits decreased $16.79 million to $211.79 million in 2008 compared with the prior year.

Average federal funds purchased increased $10.17 million in 2008, while the average rate paid on those funds also decreased, as they are closely tied to the target federal funds rate. Average retail repurchase agreements decreased $24.20 million in 2008, while the average rate paid on those funds decreased, as they are closely tied to the target federal funds rate and 3-month LIBOR. Average Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased $13.84 million while the rate paid on those borrowings decreased 59 basis points in 2008. The Company reduced end-of-period FHLB advances by $75.00 million during 2008. Other borrowings include the Company’s trust preferred issuance of $15.46 million, which is indexed to 3-month LIBOR.

Average Balance Sheets and Net Interest Income Analysis

	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
	(Dollars in thousands)

Earning Assets:
Loans held for Investment:(2)	1,199,076	80,305	6.70%	1,251,028	93,561	7.48%	1,316,475	97,500	7.41%
Available-for-sale securities	576,864	33,438	5.80%	625,413	36,113	5.77%	428,579	23,584	5.50%
Held-to-maturity securities	10,302	849	8.24%	15,220	1,212	7.96%	21,298	1,708	8.02%
Interest-bearing deposits with banks	15,489	306	1.98%	24,662	1,175	4.76%	27,289	1,244	4.56%

Total earning assets	1,801,731	114,898	6.38%	1,916,323	132,061	6.89%	1,793,641	124,036	6.92%
Other assets	244,455			208,916			186,639

Total	$2,046,186			$2,125,239			$1,980,280

Interest-bearing liabilities:
Demand deposits	$174,809	$292	0.17%	$147,856	$456	0.31%	$146,248	$462	0.32%
Savings deposits	312,363	4,693	1.50%	330,969	7,327	2.21%	343,854	6,857	1.99%
Time deposits	671,729	24,807	3.69%	697,996	30,974	4.44%	680,380	26,549	3.90%

Total interest-bearing deposits	1,158,901	29,792	2.57%	1,176,821	38,757	3.29%	1,170,482	33,868	2.89%
Borrowings:
Federal funds purchased	15,942	362	2.27%	5,773	312	5.40%	3,367	198	5.88%
Retail repurchase agreements	143,159	3,029	2.12%	167,359	5,809	3.47%	140,623	4,578	3.26%
Wholesale repurchase agreements	50,000	1,630	3.26%	50,000	2,181	4.36%	6,849	303	4.42%
FHLB borrowings and other debt	244,801	10,117	4.13%	258,644	12,217	4.72%	200,570	9,434	4.70%

Tota borrowings	453,902	15,138	3.34%	481,776	20,519	4.26%	351,409	14,513	4.13%

Total interest-bearing liabilities	1,612,803	44,930	2.79%	1,658,597	59,276	3.57%	1,521,891	48,381	3.18%
Demand deposits	211,791			228,583			237,714
Other liabilities	19,850			19,210			18,551
Stockholders’ equity	201,742			218,849			202,124

Total	$2,046,186			$2,125,239			$1,980,280

Net interest income		$69,968			$72,785			$75,655

Net interest rate spread(3)			3.59%			3.32%			3.74%

Net interest margin(4)			3.88%			3.80%			4.22%

(1)	Fully taxable equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the tax equivalent yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Rate and Volume Analysis of Interest

The following table summarizes the changes in interest earned and paid resulting from changes in volume of earning assets and paying liabilities and changes in their interest rates. In this analysis, the changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to dollar amounts.

	2008 Compared to 2007			2007 Compared to 2006
	$ Increase/(Decrease) due to			$ Increase/(Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Amounts in thousands)

Interest Earned On(1):
Loans	$(3,770)	$(9,486)	$(13,256)	$(4,906)	$967	$(3,939)
Securities available for sale	(2,815)	140	(2,675)	11,314	1,215	12,529
Securities held to maturity	(407)	44	(363)	(484)	(12)	(496)
Interest-bearing deposits with other banks	(338)	(531)	(869)	(130)	61	(69)

Total interest-earning assets	(7,330)	(9,833)	(17,163)	5,794	2,231	8,025

Interest Paid On:
Demand deposits	108	(272)	(164)	5	(11)	(6)
Savings deposits	(392)	(2,242)	(2,634)	(242)	712	470
Time deposits	(1,130)	(5,037)	(6,167)	702	3,723	4,425
Federal funds purchased	75	(25)	50	129	(15)	114
Retail repurchase agreements	(751)	(2,029)	(2,780)	913	318	1,231
Wholesale repurchase agreements	—	(551)	(551)	1,882	(4)	1,878
FHLB borrowings and other long-term debt	(629)	(1,471)	(2,100)	2,743	40	2,783

Total interest-bearing liabilities	(2,719)	(11,627)	(14,346)	6,132	4,763	10,895

Change in tax-equivalent net interest income	$(4,611)	$1,794	$(2,817)	$(338)	$(2,532)	$(2,870)

(1)	Fully taxable equivalent using a rate of 35%.

Provision for Loan Losses

The provision for loan losses for 2008 was $7.42 million, an increase of $6.71 million when compared with 2007. The increase in loan loss provision between the periods is primarily attributable to rising loss factors as net charge-offs escalated during 2008. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluations of various categories of collateral, including real estate and marketable securities, Net charge-offs for 2008 and 2007 were $5.45 million and $2.43 million, respectively. Expressed as a percentage of average loans, net charge-offs increased to 0.45% for 2008 from 0.19% in 2007.

Noninterest Income

Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income for 2008, exclusive of the $29.92 million other-than-temporary impairment charge, was $32.30 million compared with $24.83 million in 2007. Non-interest income for 2008 was bolstered by the addition of insurance revenues from 2008 acquisitions, as well as significantly higher deposit service charges, a result of new retail marketing strategies.

Wealth management income, which includes fees for trust services and commission and fee income generated by IPC, increased $220 thousand in 2008 compared with 2007, largely a result of the increases in revenues at IPC. Service charges on deposit accounts increased $2.68 million as a result of increased transaction fees and a larger number of fee-based deposit accounts. Other service charges, commissions and fees reflected an increase of $648 thousand in 2008 compared with 2007, due mainly to increased debit card interchange income and ATM service fees.

Insurance commissions earned were $4.99 million in 2008, compared with $1.14 million in 2007. The Company acquired its insurance subsidiary, GreenPoint Insurance Group, Inc., in September 2007. Income for the insurance subsidiary is derived primarily from commissions earned on the sale of policies.

Other operating income for 2008 was $3.00 million, a decrease of $1.42 million from 2007. The largest components of that difference are a decreases in revenue from bank-owned life insurance and FHLB stock dividends of $470 thousand and $332 thousand, respectively, as well as a one-time gain of $298 thousand resulting from the Company’s exit from a state banking association insurance partnership in 2007.

During 2008, the Company also recognized securities gains of $1.90 million, an increase of $1.49 million over gains recognized in 2007.

Noninterest Expense

Total noninterest expense was $60.52 million for 2008, an increase of $10.05 million over 2007. Salaries and benefits increased approximately $4.03 million. During 2008, total full-time equivalent employees increased to 638 from 615 at December 31, 2007. Full-time equivalent employees are calculated using the number of hours worked. Greenpoint accounted for approximately 50 full-time equivalent employees at year-end 2008 compared with 51 at year-end 2007. Total full-time equivalent employees at the Bank and IPC remained relatively stable increasing by only the 22 full-time equivalent employees in acquisition of Coddle Creek. Health insurance costs increased $660 thousand, or 39.77%, and 401(k) employer matching costs increased $288 thousand, or 30.54%, both due mostly to the addition of GreenPoint. The Company also deferred $1.10 million less in loan origination costs than in 2007.

Occupancy expenses increased $922 thousand compared with 2007, due to the full year effect of new branches, the full-year impact of GreenPoint and its acquisitions, and the partial year effect of Coddle Creek. Furniture and equipment expenses increased $370 thousand, due mainly to a increase of $609 thousand in depreciation and amortization expense from 2007 to 2008.

During 2008, the Company prepaid a $25.00 million FHLB advance. The expense associated with that prepayment was $1.65 million. The Company also repaid $50.00 million without a prepayment penalty.

All other operating expense accounts increased $3.09 million in 2008 compared with 2007. Contributing to the increase in operating expenses were increased advertising and new account promotions of $550 thousand and consulting expense of $821 thousand. Legal fees also increased $267 thousand in 2008 compared with 2007 as the Company realized increased expenses relating to its acquisition transactions and the issuance of new preferred stock. Professional fees also increased $241 thousand as the Company outsourced its internal audit function near mid-year 2007.

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

In general, the efficiency ratio used by the Company is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation exclude amortization of intangibles and non-recurring expenses. Income for the ratio is increased for the favorable effect of tax-exempt income (see Average Balance Sheets and Net Interest Income Analysis), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, non-recurring gains and losses, and other-than-temporary impairment charges. The measure is different from the GAAP-based efficiency ratio, which also is presented in this report, which is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. Both types of efficiency ratio calculations are set forth and are reconciled in the table below.

Our (non-GAAP) efficiency ratios for continuing operations for 2008, 2007, and 2006 were 57.54%, 51.20%, and 51.05%, respectively. The following table details the components used in calculation of the efficiency ratios.

	2008	2007	2006
	(Dollars in thousands)

GAAP-based efficiency ratio
Noninterest expenses	$60,516	$50,463	$49,837
Net interest income plus noninterest income	$68,209	$93,146	$92,968
GAAP-based efficiency ratio	88.72%	54.18%	53.61%
Our efficiency ratio
Noninterest expenses — GAAP-based	$60,516	$50,463	$49,837
Less non-GAAP adjustments:
Foreclosed property expense	(382)	(185)	(248)
Amortization of intangibles	(689)	(467)	(410)
Prepayment penalties on FHLB advances	(1,647)	—	—
Other non-core, non-recurring expense items	(51)	(100)	(581)

Adjusted non-interest expenses	57,747	49,711	48,598

Net interest income plus noninterest income — GAAP-based	68,209	93,146	92,968
Plus non-GAAP adjustment:
Tax-equivalency	4,133	4,470	4,010
Less non-GAAP adjustments:
Security gains	(1,899)	(411)	(75)
Other-than-temporary security impairments	29,923	—	—
Branch sale gains	—	—	(1,035)
Other non-core, non-recurring income items	—	(104)	(676)

Adjusted net interest income plus noninterest income	100,366	97,101	95,192

Our efficiency ratio	57.54%	51.20%	51.05%

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

Consolidated income taxes for 2008 was a benefit of $2.81 million compared with an expense of $12.33 million in 2007. The effective tax rate for 2008 is not meaningful due to the level of pre-tax income and the effective tax rate for 2007 was 29.39%.

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

Net interest income was $68.32 million for 2007, compared with $71.65 million for 2006. Tax-equivalent net interest income totaled $72.79 million for 2007, a decrease of $2.87 million from the $75.66 million reported for 2006. The decrease is attributable to a $338 thousand decrease due to volume and a $2.53 million decrease due to rate changes on the underlying assets and liabilities.

During 2007, average earning assets increased $122.68 million while average interest-bearing liabilities increased $136.71 million, in each case over the comparable period. The yield on average earning assets decreased three basis points to 6.89% for 2007 from 6.92% for 2006. Short-term market interest rates were very stable from August 2006 through July 2007. That stability positively impacted the rate earned on loans and securities, as new loan production and new securities purchased through September 2007 were being added at rates generally higher than those added in 2006. During, the last four months of 2007, the Federal Reserve’s target federal funds rate was decreased 100 basis points, and the average bank prime loan rate decreased in concert. Those decreases were the largest driver in the slight decrease in the Company’s yield on average earning assets.

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

The average total cost of interest-bearing deposits rose 40 basis points in 2007 compared with 2006. The average rate paid on interest-bearing demand deposits decreased one basis point, while the average rate paid on savings, which includes money market and savings accounts, increased 22 basis points. The Company was successful in keeping rates paid on interest-bearing checking accounts relatively stable and increased money market account rates to remain competitive and retain deposit funding. In 2007, average time deposits decreased $17.62 million while the average rate paid increased 54 basis points to 4.44% as compared with 2006. The level of average non interest-bearing demand deposits decreased $9.13 million to $228.58 million in 2007 compared with the prior year.

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

Service charges on deposit accounts increased $1.15 million as a result of increased transaction fees and a larger number of fee-based deposit accounts. Other service charges, commissions and fees reflected an increase of $608 thousand in 2007 compared with 2006, due mainly to increased debit card interchange income and ATM service fees.

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

Noninterest Expense

Total noninterest expense was $50.46 million for 2007, an increase of $626 thousand over 2006. Salaries and benefits decreased approximately $1.02 million due to the Company’s efforts on expense control and efficiency and the implementation of a branch staffing model. During 2007, total full-time equivalent employees decreased to 615 from 624 at December 31, 2006. Full-time equivalent employees are calculated using the number of hours worked. Greenpoint accounted for approximately 51 full-time equivalent employees at year-end 2007. Total full-time equivalent employees at the Bank and IPC decreased by 60 compared with 2006.

Occupancy expenses increased $112 thousand compared with 2006, as the Company opened new branches and acquired GreenPoint. Furniture and equipment expenses decreased $96 thousand, due mainly to a decrease of $90 thousand in depreciation and amortization expense from 2006 to 2007.

All other operating expense accounts increased $1.63 million in 2007 compared with 2006. Contributing to the increase in operating expenses were increased new account promotions of $245 thousand and consulting expense of $728 thousand. In 2007, service fees related to clearing costs for IPC also increased $339 thousand compared with 2006 and reflecting the full year impact in 2007. Professional fees also increased $207 thousand in 2007 compared with 2006 as the Company outsourced its internal audit function near mid-year 2007.

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are excludable from taxable income, and tax credits generated by investments in low income housing and historical building rehabilitation.

Consolidated income taxes for 2007 were $12.33 million, a 29.39% effective tax rate, compared with $11.48 million, a 28.39% effective tax rate for 2006. The effective tax rate was higher during 2007 due mostly to lower levels of available tax credits than in 2006.

FINANCIAL POSITION

Available-for-Sale Securities

Available-for-sale securities were $520.72 million at December 31, 2008, compared with $664.12 million at December 31, 2007, a decrease of $143.40 million. The decrease is result of lower security valuations and net portfolio reductions of $29.27 million. At December 31, 2008, the average life and duration of the portfolio were 5.0 years and 3.6, respectively. Average life and duration improved from December 31, 2007, at 6.9 years and 4.7, respectively.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, timing and amount of contractual cash flows, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. A decline in value that is considered to be other-than-temporary would be recorded as a loss within noninterest income in the Consolidated Statements of Income.

As of December 31, 2008, the Company recognized a pre-tax non-cash impairment charge of $14.47 million which stems from a 2006 vintage collateralized mortgage obligation. The Company’s analysis of the bond showed probable losses of $1.69 million, or 6.76%, of the $25.00 million par value of the security. U.S. GAAP requires banks to write down securities with probable losses to estimated market values, irrespective of the portion of the loss in value attributable to credit quality.

The Company performed extensive cash flow analyses of each of its pooled trust preferred investment securities. As of December 31, 2008, one of the securities demonstrated probable adverse change in cash flow. This resulted in a pre-tax other-than-temporary impairment charge of $15.46 million. Total pre-tax, non-cash impairment charges of $29.92 million are reflected in non-interest income for the year ending December 31, 2008.

The Company does not believe any unrealized loss remaining in the investment portfolio, individually or in the aggregate, as of December 31, 2008, represents other-than-temporary impairment. The Company has the intent and ability to hold these securities until such time as the value recovers or the securities mature. Based on currently available information, the Company believes the recorded declines in the value of these securities at December 31, 2008 and 2007, are attributable to changes in market interest rates, a weakened outlook for the banking system, and the severe market dislocation experienced throughout 2008.

Included in available-for-sale securities is a portfolio of trust-preferred securities with a total market value of approximately $66.05 million as of December 31, 2008. That portfolio is comprised of single-issue securities and pooled trust-preferred securities. The single-issue securities are trust-preferred issuances from large banking institutions, A-rated or higher, and had a total market value of approximately $33.54 million as of December 31, 2008, compared with their adjusted cost basis of approximately $55.49 million.

At December 31, 2008, the total market value of the pooled trust-preferred securities was approximately $32.51 million, compared with an adjusted cost basis of approximately $93.27 million. The collateral underlying these securities is comprised 86% of bank trust-preferred securities and subordinated debt issuances of over 500 banks nationwide. The remaining collateral is from insurance companies and real estate investment trusts. The securities carry variable rate structures that float at a prescribed margin over 3-month LIBOR. During 2008, certain of these experienced a credit rating downgrade from one rating agency, and certain of these securities are on negative watch by one or more rating firms. The Company has modeled the expected cash flows from the pooled trust-preferred securities and, at present, does not expect any of the remaining securities to have an adverse cash flow effect under any of the scenarios modeled due to the existence of other subordinate classes within the pools.

The following table provides details regarding the type and credit ratings within the securities portfolios as of December 31, 2008. In the case of different ratings, the lower rating was utilized.

				Unrealized
				Gains/(Losses)
	Par	Fair	Amortized	Recognized	Cumulative
	Value	Value	Cost	in OCL	OTTI
	(Amounts in thousands)

Available for sale
Agency securities	$53,435	$54,818	$53,425	$1,393	$—
Agency mortgage-backed securities	211,203	216,962	212,315	4,647	—
Non-Agency mortgage-backed securities:
AAA	7,475	5,766	7,423	(1,657)	—
B	25,000	10,750	10,750	—	14,467

Total	32,475	16,516	18,173	(1,657)	14,467
Municipals:
AAA	6,738	6,716	6,729	(13)	—
AA	62,885	62,056	62,926	(870)	—
A	55,932	54,051	55,158	(1,107)	—
BBB	31,610	30,280	31,500	(1,220)	—
Not rated	6,720	6,316	6,729	(413)	—

Total	163,885	159,419	163,042	(3,623)	—
Single issuer bank trust preferred securities:
AA	39,425	24,214	38,745	(14,531)	—
A	17,130	9,327	16,747	(7,420)	—

Total	56,555	33,541	55,492	(21,951)	—
Pooled trust preferred securities:
A	50,223	9,117	34,853	(25,736)	15,456
BBB	19,286	3,831	19,377	(15,546)	—
BB	9,000	5,163	9,038	(3,875)	—
B	30,000	14,401	30,000	(15,599)	—

Total	108,509	32,512	93,268	(60,756)	15,456
Equity securities		6,955	7,979	(1,024)	—

Total	$626,062	$520,723	$603,694	$(82,971)	$29,923

Held to maturity
Municipals:
AA	$3,680	$3,725	$3,664	$61	$—
A	4,050	3,859	3,792	67	—
BBB	1,215	1,218	1,214	4	—

Total	$8,945	$8,802	$8,670	$132	$—

Although the Company has both the intent and ability to hold the securities to maturity or recovery, the Company closely monitors this portfolio due to the substantial market discounts. The market discounts reflect the credit market disruption in bank subordinated debt instruments and the possibility of future negative credit events within the banking sector, which could affect collateral within certain of the pools and single-issue securities. Monitoring for other-than-temporary impairment (“OTI”) is dependent on the aforementioned assumptions regarding future credit events and the general strength of the banking industry as it deals with credit losses in the current recessionary real estate market. Acceleration of bank losses and the possibility of unforeseen bank failures could result in changes in the Company’s outlook for these securities and possible future OTI. Accordingly, there can be no assurance that continued deterioration of credit portfolios within certain of those banks will not lead to unanticipated deferrals of interest payments and defaults beyond those assumed in the Company’s impairment testing. At present, cash flow modeling indicates varying ability to absorb additional deferrals and defaults before incurring breaks in interest or principal for the various pools.

At December 31, 2008, the Company held separate issuances of trust preferred securities from one issuer which had book and market values of $28.68 million and $17.64 million, respectively.

The following table details amortized cost and fair value of available-for-sale securities as of December 31, 2008, 2007, and 2006.

	December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

U.S. Government agency securities	$53,425	$54,818	$136,791	$139,237	$117,777	$116,061
States and political subdivisions	163,042	159,419	186,834	188,536	152,189	154,047
Single issuer trust preferred securities	55,491	33,542	55,422	51,549	41,545	41,419
Pooled trust preferred securities	93,269	32,511	109,309	99,076	43,535	43,614
Mortgage-backed securities	230,488	233,478	177,984	176,727	146,444	144,754
Equities	7,979	6,955	8,597	8,995	6,933	8,475

Total	$603,694	$520,723	$674,937	$664,120	$508,423	$508,370

Held-to-Maturity Securities

Investment securities classified as held-to-maturity are comprised primarily of high-grade state and municipal bonds. The portfolio totaled $8.67 million at December 31, 2008, compared with $12.08 million at December 31, 2007. This decrease is reflective of continuing maturities and calls within the portfolio. The market value of held-to-maturity investment securities was 101.52% and 101.85% of book value at December 31, 2008 and 2007, respectively.

The average final maturity of the held-to-maturity investment portfolio decreased to 4.3 years at December 31, 2008, from 5.5 years at December 31, 2007, with the tax-equivalent yield increasing to 7.97% at December 31, 2008, from 7.94% at year-end 2007. The weighted-average expected maturity, based on market assumptions for prepayment, was five months and six months at December 2008 and 2007, respectively. The average maturity data differs from final maturity data because of the use of assumptions as to anticipated prepayments, and is generally a more accurate indicator of true average life of the investment.

The following table details amortized cost and fair value of held-to-maturity securities at December 31, 2008, 2007, and 2006.

	December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

States and political subdivisions	$8,670	$8,802	$11,699	$11,922	$19,638	$19,970
Corporate Notes	—	—	375	375	375	374
Mortgage-backed securities	—	—	1	1	6	6

Total	$8,670	$8,802	$12,075	$12,298	$20,019	$20,350

Loans Held for Sale

To mitigate interest rate risk, the Company sells most of the long-term, fixed-rate mortgage loans it originates in the secondary market. At December 31, 2008, the Company held $1.02 million of loans for sale to the secondary market, up from $811 thousand at December 31, 2007. The gross notional amount of outstanding commitments to originate mortgage loans for customers at December 31, 2008, was $10.48 million on 71 loans. The Company sells these mortgages on a best-efforts basis and generates non-interest income through origination fees and yield spread gains.

Loans Held for Investment

Total loans held for investment increased $72.66 million to $1.30 billion at December 31, 2008, from $1.23 billion at December 31, 2007, primarily as a result of the addition of $136.99 million in Coddle Creek loans, which was partially offset by lower loan production and large payoffs throughout 2008. The average loan to deposit ratio decreased to 87.48% for 2008, compared with 89.02% for 2007. Average loans held for investment for 2008 of $1.20 billion decreased $51.95 million when compared with the average for 2007 of $1.25 billion.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition at year-end 2004 through 2008.

Loan Portfolio Summary

	December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands)

Commercial, financial and agricultural
	$85,034	$96,261	$106,645	$110,211	$99,302
Real estate — commercial	407,638	386,112	421,067	464,510	453,899
Real estate — construction	130,610	163,310	158,566	143,976	112,705
Real estate — residential	602,573	498,345	506,370	504,387	457,417
Consumer	66,259	75,450	88,679	106,206	113,639
Other	6,046	6,027	3,549	1,808	2,012

Total	1,298,160	1,225,505	1,284,876	1,331,098	1,238,974
Less unearned income	1	3	13	59	218

	1,298,159	1,225,502	1,284,863	1,331,039	1,238,756
Less allowance for loan losses	15,978	12,833	14,549	14,736	16,339

Net loans	$1,282,181	$1,212,669	$1,270,314	$1,316,303	$1,222,417

The Company maintained no foreign loans in the periods presented. Although the Company’s loans are made primarily in the five-state region in which it operates, the Company had no concentrations of loans to one borrower or industry representing 10% or more of outstanding loans at December 31, 2008.

The following table details the maturities and rate sensitivity of the Company’s loan portfolio at December 31, 2008.

	Remaining Maturities
		Over
	One Year	One to	Over Five
	and Less	Five Years	Years	Total	Percent
	(Amounts in thousands)

Commercial, financial and agricultural	$12,648	$56,876	$15,510	$85,034	6.55%
Real estate — commercial	18,722	228,229	160,687	407,638	31.40%
Real estate — construction	25,493	93,129	11,988	130,610	10.06%
Real estate — mortgage	16,052	132,434	454,087	602,573	46.42%
Consumer	8,155	49,696	8,408	66,259	5.10%
Other	3,213	735	2,098	6,046	0.47%

	$84,283	$561,099	$652,778	$1,298,160	100.00%

Rate Sensitivity:
Predetermined rate	$36,920	$409,711	$331,262	$777,893	59.92%
Floating- or adjustable-rate	47,363	151,388	321,516	520,267	40.08%

	$84,283	$561,099	$652,778	$1,298,160	100.00%

Allowance for Loan Losses

The allowance for loan losses is increased by charges to earnings in the form of provisions charged to current earnings and by recoveries of prior loan charge-offs, and decreased by loan charge-offs. The provisions are calculated to bring the allowance to a level, which, according to a systematic process of measurement, is reflective of the amount that management deems adequate to absorb probable losses. Additional information regarding the determination of the allowance for loan losses can be found in Note 1 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

The allowance for loan losses was $15.98 million at December 31, 2008, compared with $12.83 million at December 31, 2007, an increase of $3.15 million. The increase in the allowance was primarily influenced by the affect of net charge-off activity during the year, which totaled $5.45 million as of December 31, 2008, as compared to $2.43 million as of December 31, 2007, on provision expense. Three loan relationships accounted for approximately $1.8 million of total 2008 net charge-offs. The three relationships had been previously identified as impaired by management with a combined specific reserve allocation established equivalent to the amount charged-off. Collection activity continues on all three relationships. Additionally, the allowance methodology takes into consideration trends in delinquency and non-accrual loans; both of which exhibited an increasing trend during the year. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2008; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2004 through 2008.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$12,833	$14,549	$14,736	$16,339	$14,624
Acquisition balances	1,169	—	—	—	1,786
Charge-offs:
Commercial, financial, agricultural and commercial real estate	4,349	2,245	1,953	5,017	1,925
Real estate-residential	1,200	824	1,234	385	723
Installment	1,822	1,226	1,356	1,534	1,526

Total charge-offs	7,371	4,295	4,543	6,936	4,174

Recoveries:
Commercial, financial and agricultural	1,388	879	1,032	1,413	727
Real estate-residential	76	535	125	188	90
Installment	461	448	493	418	615

Total recoveries	1,925	1,862	1,650	2,019	1,432

Net charge-offs	5,446	2,433	2,893	4,917	2,742
Provision charged to operations	7,422	717	2,706	3,706	2,671
Reclassification of allowance for lending-related commitments(1)	—	—	—	(392)	—

Allowance for loan losses at end of period	$15,978	$12,833	$14,549	$14,736	$16,339

Ratio of net charge-offs to average loans outstanding	0.45%	0.19%	0.22%	0.38%	0.24%
Ratio of allowance for loan losses to total loans outstanding	1.23%	1.05%	1.13%	1.11%	1.32%

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

The following table details the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2008.

	December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)

Commercial, financial and agricultural	$6,442	48%	$7,441	53%	$8,418	53%	$9,993	58%	$11,700	57%
Real estate — mortgage	7,038	46%	3,699	41%	3,858	39%	2,462	34%	2,084	34%
Consumer	2,025	6%	1,693	6%	2,273	8%	2,281	8%	2,555	9%
Unallocated	473		—		—		—		—

Total	$15,978	100%	$12,833	100%	$14,549	100%	$14,736	100%	$16,339	100%

Risk Elements

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned. The levels of non-performing assets for the last five years ending December 31, 2008, are presented in the following table.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans	$12,763	$2,923	$3,813	$3,383	$5,168
Loans 90 days or more past due and still accruing interest	—	—	—	11	—

Total non-performing loans	12,763	2,923	3,813	3,394	5,168
Other real estate owned	1,326	545	258	1,400	1,419

Total non-performing assets	$14,089	$3,468	$4,071	$4,794	$6,587

Non-performing loans as a percentage of total loans	0.98%	0.24%	0.30%	0.25%	0.42%
Non-performing assets as a percentage of total loans and other real estate owned	1.08%	0.28%	0.32%	0.36%	0.53%
Allowance for loan losses as a percentage of non-performing loans	125.2%	439.0%	381.6%	434.2%	316.2%
Allowance for loan losses as a percentage of non-performing assets	113.4%	370.0%	357.4%	307.4%	248.0%

Total non-performing assets were $14.09 million at December 31, 2008, compared with $3.47 million at December 31, 2007, an increase of $10.62 million. Non-accrual loans increased by $9.84 million to $12.76 million at December 31, 2008, compared with 2007. The increase in non-accrual loans was largely driven by the addition of two commercial loan relationships and the Coddle Creek acquisition. The first of the two commercial loan relationships is a $2.92 million hotel loan secured by a hotel facility in North Carolina. The bank has established a specific reserve allocation based upon its impairment analysis and anticipates liquidation of the collateral to be completed late in the first quarter. The second commercial loan relationship is to a commercial and residential land developer in the Richmond, Virginia, area that is principally comprised of three loans totaling $2.41 million. The bank had previously evaluated the loans for impairment and had established specific reserve allocations accordingly. At year-end, the loans were written down in amount equivalent to the specific allocation. Liquidation of two of the loans is anticipated to be completed late in the first quarter. Approximately $2.81 million in non-accrual loans were acquired in the Coddle Creek loan portfolio, with the largest non-accrual loan totaling $261 thousand. The non-accrual loan balance was anticipated as a result of pre-acquisition due diligence.

Ongoing activity within the classification and categories of non-performing loans continues to include collections on delinquent loans, foreclosures, and movements into or out of the non-performing classification as a result of changing customer business conditions. There were no loans 90 days past due and still accruing at December 31, 2008 and 2007. Other real estate owned increased $781 thousand to $1.33 million at December 31, 2008, and is carried at the lesser of estimated net realizable value or cost.

Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss upon ultimate resolution.

The Company has considered all impaired loans in the evaluation of the adequacy of the allowance for loan losses at December 31, 2008. The following table presents additional detail of non-performing and restructured loans for the five years ended December 31, 2008. Additional information regarding nonperforming loans can be found in Note 5 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

	December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands)

Non-accruing loans	$12,763	$2,923	$3,813	$3,383	$5,168
Loans past due over 90 days and still accruing interest	—	—	—	11	—
Restructured loans performing in accordance with modified terms	113	245	272	302	354
Gross interest income which would have been recorded under original terms of non-accruing and restructured loans	458	301	397	380	439
Actual interest income during the period	89	179	286	161	293

There are no outstanding commitments to lend additional funds to borrowers related to restructured loans.

Deposits

Total deposits were $1.50 billion at December 31, 2008, an increase of $110.32 million from $1.39 billion at December 31, 2007. $137.06 million of the increase is attributable to the acquisition of Coddle Creek. Noninterest-bearing demand deposits decreased during 2008 by $24.38 million while interest-bearing demand deposits increased $31.55 million. Savings deposits, which consist of money market accounts and savings accounts, decreased $18.11 million during 2008 while time deposits increased $121.26 million, primarily attributable to Coddle Creek. Movement among product types during the year reflects a general migration toward interest-bearing and higher yielding account types as customers searched for yield opportunities in a falling rate environment.

Average total deposits decreased slightly to $1.37 billion for 2008. Average interest-bearing demand deposits increased $26.95 million during 2008. Average noninterest-bearing demand deposits and savings deposits decreased $16.79 million and $18.61 million during 2008, respectively. Average time deposits decreased $26.27 million in 2008. In 2008, the average rate paid on interest bearing deposits was 2.57%, down 72 basis points from 3.29% in 2007. Throughout 2008, the Company decreased its higher-rate certificates of deposit and money market accounts. The increase in interest-bearing demand deposits can be attributed to growth in the Company’s fee-based, interest-bearing checking accounts and associated rewards program.

Borrowings

The Company’s borrowings consist primarily of overnight federal funds purchased from the FHLB and other sources, securities sold under agreements to repurchase, and term FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company.

Short-term borrowings decreased on average approximately $14.03 million for 2008 compared with the prior year as a result of decreasing funding needs. There were no federal funds purchased at December 31, 2008, and $18.50 million, at December 31, 2007. Repurchase agreements were $165.91 million and $207.43 million at December 31, 2008 and 2007, respectively. Retail repurchase agreements are sold to customers as an alternative to available deposit products and commercial treasury accounts. At December 31, 2008 and 2007, wholesale repurchase agreements totaled $50.00 million. The weighted-average rate of those long-term, wholesale repurchase agreements was 4.32% and 4.30% at December 31, 2008 and 2007, respectively. The underlying securities included in retail repurchase agreements remain under the Company’s control during the effective period of the agreements.

Short-term borrowings include overnight federal funds and repurchase agreements. Balances and rates paid on short-term borrowings used in daily operations are summarized as follows:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

At year-end	$165,914	2.36%	$225,927	4.32%	$208,885	3.70%
Average during the year	209,101	2.40%	223,132	3.72%	150,839	3.37%
Maximum month-end balance	282,110		273,920		208,885

At December 31, 2008, FHLB borrowings included $200.00 million in convertible and callable advances. The weighted-average interest rate of all advances was 3.70% and 4.38% at December 31, 2008 and 2007, respectively. $50.00 million of the advances are hedged by an interest rate swap to approximate a fixed rate of 4.34%. After considering the effect of the interest rate swap, the weighted-average interest rate of all advances was 3.84% at December 31, 2008. At December 31, 2008, the FHLB advances had maturities between eight and thirteen years.

Also included in other indebtedness is $15.46 million of junior subordinated debentures issued by the Company in October 2003 through FCBI Capital Trust, an unconsolidated trust subsidiary, with an interest rate of three-month LIBOR plus 2.95%. The debentures mature in October 2033 and are currently callable.

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

Total liquidity of $392.34 million at December 31, 2008, is comprised of the following: cash on hand and deposits with other financial institutions of $46.44 million; unpledged available-for-sale securities of $143.17 million; held-to-maturity securities due within one year of $452 thousand; FHLB credit availability of $106.28 million; federal funds lines availability of $76.00 million; and holding company line of credit availability of $20.00 million. As a result of the continuing national credit crisis which developed in 2008, the Company’s FHLB credit availability declined as the FHLB increased collateral pledging requirements.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses these funds to meet ongoing commitments, to pay maturing savings certificates and savings withdrawals, fund loan commitments and maintain a portfolio of securities.

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. See Note 15 — Regulatory Capital Requirements and Restrictions of the Notes to Consolidated Financial Statements included in Item 8 hereof regarding such dividends. At December 31, 2008, the Company had liquid assets, including cash and investment securities, totaling $13.65 million, and a holding company line of credit of $20.00 million. Additionally, as a result of the Company’s participation in the TARP Capital Purchase Program, the ability of the Company to declare or pay dividends or distributions on shares of its Common Stock is subject to restrictions, including a restriction against increasing cash dividends above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, which was $0.28 per share, without the express permission of the Treasury. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

At December 31, 2008, approved loan commitments outstanding amounted to $167.32 million. Certificates of deposit scheduled to mature in one year or less totaled $515.74 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

The following table presents contractual cash obligations as of December 31, 2008.

	Total Payments Due by Period
		Less than	One to	Three to	More than
	Total	One year	Three Years	Five Years	Five Years
	(Amounts in thousands)

Deposits without a stated maturity(1)	$694,406	$694,406	$—	$—	$—
Federal funds borrowed and overnight security repurchase agreements	87,682	87,682	—	—	—
Certificates of Deposit(2)(3)	841,411	535,076	175,445	56,617	74,273
Term security repurchase agreements	96,990	23,518	5,597	11,679	56,196
FHLB advances(2)(3)	285,904	8,400	17,085	17,378	243,041
Trust preferred indebtedness	45,706	1,218	2,436	2,848	39,204
Leases	2,599	762	1,027	626	184

Total	$2,054,698	$1,351,062	$201,590	$89,148	$412,898

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable-rate obligations. The interest associated with variable-rate obligations is based upon interest rates in effect at December 31, 2008. The interest to be paid on variable-rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

The following table presents detailed information regarding the Company’s off-balance sheet arrangements at December 31, 2008.

	Amount of Commitment Expiration Per Period
		Less than
		One Year	One to	Three to	More than
	Total	(1)	Three Years	Five Years	Five Years
	(Amounts in thousands)

Commitments to extend credit Commercial, financial and agricultural	$24,767	$8,095	$12,303	$1,109	$3,260
Real estate — commercial	16,471	2,304	12,111	563	1,493
Real estate — residential	78,077	1,463	5,513	6,166	64,935
Real estate — construction	31,494	4,859	15,146	7,523	3,966
Consumer lines of credit	48,338	47,838	483	2	15
Other	146	—	146	—	—

Total unused commitments	$199,293	$64,559	$45,702	$15,363	$73,669

Financial letters of credit	$1,493	$946	$530	$7	$10
Performance letters of credit	1,351	323	944	20	64

Total letters of credit	$2,844	$1,269	$1,474	$27	$74

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

The Company has a pay fixed and receive variable interest rate swap that effectively fixes $50.00 million of FHLB borrowings at 4.34% for a period of five years. The derivative transaction is effective and performing as originally expected.

Stockholders’ Equity

Total stockholders’ equity increased $3.24 million to $220.34 million at December 31, 2008. The increase in equity in 2008 was due mainly to comprehensive net loss of $42.15 million less preferred and common dividends of $255 thousand and $12.45 million, respectively, and net additions of treasury stock at a cost of $1.76 million. Issuance of the Series A Preferred Stock to the Treasury added $40.42 million, net, to stockholders’ equity, and the acquisition of Coddle Creek added approximately $19.14 million.

Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. At December 31, 2008, the Company’s Tier I capital ratio was 11.92% compared with 11.45% in 2007. The Company’s total risk-based capital-to-asset ratio was 12.91% at December 31, 2008, compared with 12.34% at December 31, 2007. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies by the Federal Reserve Board. The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2008, was 9.75% versus 8.09% at December 31, 2007, both of which are well above the minimum levels prescribed by the Federal Reserve Board. See Note 15 of the Notes to Consolidated Financial Statements in Item 8 hereof.

Wealth Management Services

As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (Trust Division). The Trust Division reported market value of assets under management of $416 million and $480 million at December 31, 2008 and 2007, respectively. The decrease in assets under management is largely due to decreases in the market value of account assets throughout 2008. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.

The Company also offers investment advisory services through the Bank’s wholly-owned subsidiary, IPC, which reported assets under management of $432 million and $360 million at December 31, 2008 and 2007, respectively. The increase over 2007 includes the addition of several large accounts. IPC utilizes the Raymond James investment platform, which provides all settlement and clearing services.

Insurance Services

The Company offers insurance services through its subsidiary GreenPoint. Revenues are derived mainly from commissions paid on policies sold. Commission revenue was $4.99 million for 2008 compared to $1.14 million for 2007. The Company acquired GreenPoint late in 2007. GreenPoint is an acquisitive agency taking advantage of a number of local independent insurance agencies with principals evaluating exit strategies. GreenPoint made two large acquisitions during 2008, REL Insurance in Greensboro, North Carolina, and Carr & Hyde in Warrenton, Virginia. Those two agencies added combined annualized revenues of over $3 million.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity as of December 31, 2008 and 2007. The model simulates plus and minus 200 basis point changes from the base case rate simulation. This table, which illustrates the prospective effects of hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of December 31, 2008, the Federal Open Market Committee set a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points as not realistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

Rate Sensitivity Analysis

2008
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change
	(Dollars in thousands)

200	$1,479	2.3	$(8,040)	(3.7)
100	1,493	2.3	719	0.3
(100)	1,874	2.9	(21,443)	(9.9)

2007
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change

200	$(3,124)	(4.2)	$(30,894)	(10.7)
100	(327)	(0.4)	(5,315)	(1.8)
(100)	(449)	(0.6)	(11,128)	(3.9)
(200)	(1,657)	(2.2)	(32,008)	(11.1)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Amounts in thousands, except share and per share data)

ASSETS
Cash and due from banks	$39,310	$50,051
Interest-bearing balances with banks	7,129	2,695

Total cash and cash equivalents	46,439	52,746
Securities available for sale (amortized cost of $603,694, 2008; $674,937, 2007)	520,723	664,120
Securities held to maturity (fair value of $8,802, 2008; $12,298, 2007)	8,670	12,075
Loans held for sale	1,024	811
Loans held for investment, net of unearned income	1,298,159	1,225,502
Less allowance for loan losses	15,978	12,833

Net loans held for investment	1,282,181	1,212,669
Premises and equipment, net	55,024	48,383
Other real estate owned	1,326	545
Interest receivable	10,084	12,465
Goodwill	83,192	66,310
Other intangible assets	6,420	3,746
Other assets	118,231	75,968

Total Assets	$2,133,314	$2,149,838

LIABILITIES
Deposits:
Noninterest-bearing	$199,712	$224,087
Interest-bearing	1,304,046	1,169,356

Total Deposits	1,503,758	1,393,443
Interest, taxes and other liabilities	27,423	21,454
Federal funds purchased	—	18,500
Securities sold under agreements to repurchase	165,914	207,427
FHLB borrowings and other indebtedness	215,877	291,916

Total Liabilities	1,912,972	1,932,740

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 41,500 shares issued and outstanding in 2008 and none in 2007	40,419	—
Common stock, $1 par value; shares authorized: 25,000,000; shares issued: 12,051,234 in 2008 and 11,499,018 in 2007; shares outstanding: 11,567,449 in 2008 and 11,069,646 in 2007	12,051	11,499
Additional paid-in capital	128,526	108,825
Retained earnings	107,231	117,670
Treasury stock, at cost	(15,368)	(13,613)
Accumulated other comprehensive loss	(52,517)	(7,283)

Total Stockholders’ Equity	220,342	217,098

Total Liabilities and Stockholders’ Equity	$2,133,314	$2,149,838

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands,
	except share and per share data)

Interest Income
Interest and fees on loans	$80,224	$93,501	$97,460
Interest on securities-taxable	22,714	24,725	13,951
Interest on securities-nontaxable	7,521	8,190	7,371
Interest on federal funds sold and deposits in banks	306	1,175	1,244

Total interest income	110,765	127,591	120,026

Interest Expense
Interest on deposits	29,792	38,757	33,868
Interest on short-term borrowings	5,252	9,760	6,977
Interest on long-term debt	9,886	10,759	7,536

Total interest expense	44,930	59,276	48,381

Net Interest Income	65,835	68,315	71,645
Provision for loan losses	7,422	717	2,706

Net interest income after provision for loan losses	58,413	67,598	68,939

Noninterest Income
Wealth management income	4,100	3,880	2,811
Service charges on deposit accounts	14,067	11,387	10,242
Other service charges, commissions and fees	4,248	3,600	2,992
Insurance commissions	4,988	1,142	—
Investment securities impairments	(29,923)	—	—
Net gains on sale of securities	1,899	411	75
Other operating income	2,995	4,411	5,203

Total noninterest income	2,374	24,831	21,323

Noninterest Expense
Salaries and employee benefits	29,876	25,848	26,867
Occupancy expense of bank premises	5,102	4,180	4,068
Furniture and equipment expense	3,740	3,370	3,466
Prepayment penalties on FHLB advances	1,647	—	—
Other operating expense	20,151	17,065	15,436

Total noninterest expense	60,516	50,463	49,837

Income before income taxes	271	41,966	40,425
Income tax (benefit) expense	(2,810)	12,334	11,477

Net income	3,081	29,632	28,948
Dividends on preferred stock	255	—	—

Net income available to common shareholders	$2,826	$29,632	$28,948

Basic earnings per common share	$0.26	$2.64	$2.58

Diluted earnings per common share	$0.25	$2.62	$2.57

Dividends declared per common share	$1.12	$1.08	$1.04

Weighted average basic shares outstanding	11,058,076	11,204,676	11,204,875

Weighted average diluted shares outstanding	11,134,025	11,292,871	11,279,480

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Cash flows from operating activities
Net income	$3,081	$29,632	$28,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,422	717	2,706
Depreciation and amortization of premises and equipment	3,885	3,276	3,366
Intangible amortization	689	467	410
Net investment amortization and accretion	(161)	534	699
Gains on the sale of assets	(1,839)	(357)	(1,329)
Mortgage loans originated for sale	(32,704)	(42,598)	(33,565)
Proceeds from sale of mortgage loans	32,672	42,822	34,243
Gain on sale of loans	(181)	(254)	(185)
Equity-based compensation expense	260	271	427
Deferred income tax (benefit) expense	(12,647)	216	465
Decrease (increase) in interest receivable	3,071	(324)	(1,928)
Excess tax benefit from stock-based compensation	(85)	(327)	(201)
Prepayment penalty	1,647	—	—
(Increase) decrease in other assets	32,534	(3,407)	215
Increase in other liabilities	(41)	1,781	769

Net cash provided by operating activities	37,603	32,449	35,040

Cash flows from investing activities
Proceeds from sales of securities available for sale	128,888	12,010	14,185
Proceeds from maturities and calls of securities available for sale	87,144	28,635	23,515
Proceeds from maturities and calls of held to maturity securities	3,417	7,907	4,221
Purchase of securities available for sale	(171,446)	(211,321)	(139,624)
Purchase of bank-owned life insurance	—	—	(25,000)
Net decrease (increase) in loans made to customers	58,473	56,623	40,610
Cash used in divestitures and acquisitions, net	(4,661)	(5,364)	(22,046)
Purchase of premises and equipment	(6,040)	(15,160)	(5,709)
Proceeds from sale of equipment	21	526	402

Net cash used in investing activities	95,796	(126,144)	(109,446)

Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(52,079)	2,158	(17,215)
Net increase (decrease) in time deposits	24,788	(3,649)	35,551
Net increase (decrease) in FHLB and other borrrowings	(76,039)	93,272	68,440
Prepayment penalty	(1,647)	—	—
Net increase (decrease) in federal funds purchased	(18,500)	10,800	(74,800)
Net (decrease) increase in securities sold under agreement to repurchase	(41,513)	6,242	77,369
Net proceeds from the issuance of preferred stock	41,409	—	—
Proceeds from the exercise of stock options	464	781	1,305
Excess tax benefit from stock-based compensation	85	327	201
Acquisition of treasury stock	(4,222)	(9,170)	(4,566)
Dividends paid	(12,452)	(12,079)	(11,659)

Net cash provided by financing activities	(139,706)	88,682	74,626

Net increase (decrease) in cash and cash equivalents	(6,307)	(5,013)	220
Cash and cash equivalents at beginning of year	52,746	57,759	57,539

Cash and cash equivalents at end of year	$46,439	$52,746	$57,759

Supplemental information — Noncash items
Transfers of loans to other real estate	$2,653	$1,342	$1,281

(See Note 1 for detail of income taxes and interest paid and Note 2 for supplemental information regarding detail of cash paid in acquisitions.)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	(Amounts in thousands, except share and per share information)

Balance January 1, 2006	$—	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501
Comprehensive income:
Net income	—	—	—	28,948	—	—	28,948
Other comprehensive income
Change in unrealized gain on securities available for sale of $1,242, net of $497 tax expense	—	—	—	—	—	745	745
Less reclassification adjustment for losses realized in net income of $10, net of $4 tax benefit	—	—	—	—	—	(6)	(6)
Unrealized gain on derivative securities of $441, net of $177 tax expense	—	—	—	—	—	264	264

Total comprehensive income, net of tax	—	—	—	28,948	—	1,003	29,951

Common dividends declared ($1.04 per share)	—	—	—	(11,659)	—	—	(11,659)
Purchase of 145,161 treasury shares at $31.46 per share	—	—	—	—	(4,566)	—	(4,566)
Acquisition of Stone Capital Management (2,706 shares)	—	3	85	—	—	—	88
Acquisition of Investment Planning Consultants (39,874 shares)	—	—	217	—	1,248	—	1,465
Distribution of treasury stock for ESOP (27,733 shares)	—	—	16	—	867	—	883
Equity-based compensation	—	—	267	—	160	—	427
Tax benefit from exercise of stock options	—	—	335	—	—	—	335
Common stock options exercised (63,655 shares)	—	—	(687)	—	1,992	—	1,305

Balance December 31, 2006	—	11,499	108,806	100,117	(7,924)	232	212,730

Comprehensive income:
Net income	—	—	—	29,632	—	—	29,632
Other comprehensive income
Change in unrealized loss on securities available for sale of $11,028, net of $4,411 tax benefit	—	—	—	—	—	(6,617)	(6,617)
Less reclassification adjustment for gains realized in net income of $263, net of $105 tax expense	—	—	—	—	—	158	158
Unrealized loss on derivative securities of $1,760, net of $704 tax benefit	—	—	—	—	—	(1,056)	(1,056)

Total comprehensive income, net of tax	—	—	—	29,632	—	(7,515)	22,117

Common dividends declared ($1.08 per share)	—	—	—	(12,079)	—	—	(12,079)
Purchase of 287,500 treasury shares at $31.89 per share	—	—	—	—	(9,170)	—	(9,170)
Acquisition of GreenPoint Insurance Group (49,088 shares)	—	—	133	—	1,524	—	1,657
Acquisition of Investment Planning Consultants (13,401 shares)	—	—	30	—	425	—	455
Equity-based compensation	—	—	169	—	102	—	271
Tax benefit from exercise of stock options	—	—	336	—	—	—	336
Common stock options exercised (45,665 shares)	—	—	(649)	—	1,430	—	781

Balance December 31, 2007	—	11,499	108,825	117,670	(13,613)	(7,283)	217,098

Comprehensive income:
Net income	—	—	—	3,081	—	—	3,081
Other comprehensive income
Change in unrealized loss on securities available for sale of $100,626, net of $39,244 tax benefit	—	—	—	—	—	(61,382)	(61,382)
Reclassification adjustment for net losses realized in net income of $29,607, net of $11,547 tax expense	—	—	—	—	—	18,060	18,060
Change in unrealized loss on derivative securities of $1,974, net of $770 tax benefit	—	—	—	—	—	(1,204)	(1,204)
Change related to employee benefit plans of $1,161, net of $453 tax benefit	—	—	—	—	—	(708)	(708)

Total comprehensive income, net of tax	—	—	—	3,081	—	(45,234)	(42,153)

Cumulative effect of change in accounting principle				(813)			(813)
Preferred stock issuance, net	40,395	—	(91)	—	—	—	40,304
Common stock warrant issuance	—	—	1,105	—	—	—	1,105
Preferred dividend, net	24			(255)			(231)
Common dividends declared ($1.12 per share)	—	—	—	(12,452)	—	—	(12,452)
Purchase of 132,100 treasury shares at $31.96 per share	—	—	—	—	(4,222)	—	(4,222)
Acquisition of Coddle Creek (552,216 shares)	—	552	18,588	—	—	—	19,140
Acquisition of GreenPoint Insurance Group (7,728 shares)	—	—	22	—	245	—	267
Acquisition of Investment Planning Consultants (8,361 shares)	—	—	(26)	—	266	—	240
Contribution of treasury stock to 401(k) plan (37,775 shares)	—	—	8	—	1,200	—	1,208
Equity-based compensation	—	—	244	—	16	—	260
Tax benefit from exercise of stock options	—	—	127	—	—	—	127
Common stock options exercised (22,323 shares)	—	—	(276)	—	740	—	464

Balance December 31, 2008	$40,419	$12,051	$128,526	$107,231	$(15,368)	$(52,517)	$220,342

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Financial statement items requiring the significant use of estimates and assumptions include, but are not limited to, fair values of investment securities and the allowance for loan losses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank (“FHLB”) that are available for immediate withdrawal. Interest and income taxes paid were as follows:

	2008	2007	2006
	(Amounts in thousands)

Interest	$46,381	$58,797	$46,241
Income Taxes	8,777	12,097	9,717

Pursuant to agreements with the Federal Reserve Bank, the Company maintains a cash balance of approximately $1.0 million in lieu of charges for check clearing and other services.

Trading Securities

At December 31, 2008 and 2007, no securities were held for trading purposes and no trading account was maintained.

Investment Securities

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as available-for-sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity, net of income taxes, and is entitled “Other Comprehensive Income (Loss).” Premiums and discounts are

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

amortized to expense or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method.

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

The impairment evaluations noted above are consistent with the accounting guidance in EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” as amended, SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and SEC Staff Accounting Bulletin No. 59, “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” to determine if a security is other than temporarily impaired. Securities deemed to be other than temporarily impaired are written down to their current fair values with a charge to earnings. The review process uses a combination of the severity of pricing declines and the present value of the expected cash flows and compares those results to the current carrying value. Significant inputs provided by the independent third party such as default and loss severity are reviewed internally for reasonableness.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

As a condition to membership in the FHLB system, the Bank is required to subscribe to a minimum level of stock in the FHLB. At December 31, 2008 and 2007, the Bank owned approximately $13.17 million and $16.89 million in FHLB stock, respectively, which is classified as other assets. Because of the redemption

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

provisions of the FHLB stock, the Company estimates that fair value approximates cost resulting in no impairment at December 31, 2008 or 2007.

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

Goodwill and Other Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill was $83.19 million and $66.31 million at December 31, 2008 and 2007, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits, ranging from four to ten years while the weighted average remaining life of these core deposits is approximately 8.0 years. As of December 31, 2008 and 2007, the balance of core deposit intangibles was $6.41 million and $4.59 million, respectively, while the corresponding accumulated amortization was $3.79 million and $3.41 million, respectively. The net unamortized balance of identified intangibles associated with acquired deposits was $3.02 million and $1.18 million at December 31, 2008 and 2007, respectively. The acquisition of Greenpoint, and its continued acquisitions, added $1.35 million of goodwill and $1.14 million in other identified intangible assets for the period ended December 31, 2008. The acquisition of Investment Planning Consultants, Inc. added a total of $240 thousand of goodwill for the period ended December 31, 2008. Annual amortization expense of all intangibles for 2009 and the succeeding four years are approximately $962 thousand, $869 thousand, $864 thousand, $672 thousand, and $598 thousand, respectively.

The Company reviews and tests goodwill for potential impairment on an annual basis in November. Goodwill is tested for impairment by comparing the fair value of the unit with its book value, including goodwill. If the fair value of the Company is greater than its book value, no goodwill impairment exists. However, if the book value of the Company is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The progression of the Company’s goodwill and intangible assets for continuing operations for the three years ended December 31, 2008, is detailed in the following table:

		Other
	Goodwill	Intangibles
	(Amounts in thousands)

Balance at December 31, 2005	$59,182	$1,937
Acquisitions and dispositions, net	953	472
Amortization	—	(348)

Balance at December 31, 2006	60,135	2,061
Acquisitions	6,175	2,152
Amortization	—	(467)

Balance at December 31, 2007	66,310	3,746
Acquisitions	15,990	3,362
Other Adjustments	892	—
Amortization	—	(689)

Balance at December 31, 2008	$83,192	$6,419

Other Assets

In addition to deferred tax assets, other assets included $40.78 million and $37.20 million in cash surrender value of life insurance and $13.17 million and $16.89 million in FHLB stock at December 31, 2008 and 2007, respectively.

In connection with the bank-owned life insurance, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements with certain of the individuals whose lives are insured. Under Split Dollar Agreements, the Company shares 80% of death benefits (after recovery of cash surrender value) with the designated beneficiaries of the plan participants under life insurance contracts. The Company as owner of the policies retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies. 2008 expenses associated with split dollar agreements were $126 thousand.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more.

Loan Fee Income

Loan origination and underwriting fees are reduced by direct and indirect costs associated with loan processing, including salaries, review of legal documents and obtainment of appraisals. Net origination fees and costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period. Net deferred loan fees were $447 thousand at December 31, 2008, and net deferred costs were $574 thousand at December 31, 2007.

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2008, are detailed in Note 16 — Other Operating Expenses.

Equity-Based Compensation

The cost of employee services received in exchange for equity instruments including options and restricted stock awards generally are measured at fair value at the grant date. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, or “in the money”, there is an economic incentive for the options to be exercised and an increase in the dilutive effect on earnings per share.

Income Taxes

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, income on bank-owned life insurance, and tax credits generated by investments in low income housing and rehabilitation of historic structures.

The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no material impact on financial position or results of operations. The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2004 through 2007 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

During 2005 and 2006, the Company invested in limited partnerships formed to perform the rehabilitation of properties certified as historic structures by the National Park Service. The Company’s investment in these partnerships generates federal and state historic tax credits. The associated credits are realized and the balance of the investment is written off at the time the buildings are placed in service. As of December 31, 2008, all buildings associated with the partnership investments were in service.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per share is determined by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average shares outstanding increased by the dilutive effect of stock options. Basic and diluted net income per common share calculations follow:

	For the Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands, except share and per share data)

Net income available to common shareholders	$2,826	$29,632	$28,948
Weighted average shares outstanding	11,058,076	11,204,676	11,204,875
Dilutive shares for stock options	53,680	65,320	74,605
Contingently issuable shares	22,269	22,875	—
Common stock warrants	—	—	—
Weighted average dilutive shares outstanding	11,134,025	11,292,871	11,279,480
Basic earnings per share	$0.26	$2.64	$2.58
Diluted earnings per share	$0.25	$2.62	$2.57

Variable Interest Entities

The Company maintains ownership positions in various entities which it deems variable interest entities (“VIE’s”) as defined in FIN 46R. These VIE’s include certain tax credit limited partnerships and other limited liability companies which provide aviation services, insurance brokerage, investment brokerage, title insurance and other financial and related services. Based on the Company’s analysis, it is a non-primary beneficiary; accordingly, these entities do not meet the criteria for consolidation under FIN 46R. The carrying value of VIE’s was $1.50 million and $1.89 million at December 31, 2008 and 2007, respectively. The Company’s maximum possible loss exposure was $1.51 million and $1.93 million at December 31, 2008 and 2007, respectively. Management does not believe losses resulting from its involvement with the entities discussed above will be material.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Other Recent Accounting Developments

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

In December 2007, the FASB revised Statement No. 141, “Business Combinations” (“SFAS 141R”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally, this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted SFAS 141R effective January 1, 2009.

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

The Company adopted Financial Accounting Standards Board Staff Position EITF Issue No 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP was finalized in January 2009 and applied to years ended after December 15, 2008. This standard amended the impairment guidance in EITF 99-20 to that of FASB Statement No. 115 by removing the requirement of management to consider a

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

market participant’s assumptions about cash flows in assessing whether or not an adverse change in previously anticipated cash flows has occurred. The adoption impacted the analysis performed by the Company to determine other than temporary impairment for certain collateralized debt obligations.

Note 2.  Merger, Acquisitions and Branching Activity

On November 14, 2008, the Company completed the acquisition of Coddle Creek Financial Corp (“Coddle Creek”), based in Mooresville, North Carolina. Coddle Creek had three full service locations in Mooresville, Cornelius, and Huntersville, North Carolina. At acquisition, Coddle Creek had total assets of approximately $158.66 million, loans of approximately $136.99 million, and deposits of approximately $137.06 million. Under the terms of the merger agreement, shares of Coddle Creek were exchanged for .9046 shares of the Company’s common stock and $19.60 in cash, for a total purchase price of approximately $32.29 million. As a result of the acquisition and preliminary purchase price allocation, approximately $14.41 million in goodwill was recorded, which represents the excess purchase price over the fair market value of the net assets acquired and identified intangibles. Because the results of operations of Coddle Creek are not significant, pro forma information is not being provided.

In September 2007, the Company completed the acquisition of GreenPoint Insurance Group, Inc. (“GreenPoint”), an insurance agency located in High Point, North Carolina. In connection with the initial payment of approximately $1.66 million, the Company issued 49,088 shares of its common stock. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $1.45 million in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, portions of the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The Company also assumed $5.57 million in debt in connection with the acquisition, of which approximately $5.00 million was paid off at closing. Through December 31, 2008, the Company issued 7,728 shares of Common Stock as additional consideration adding approximately $267 thousand to goodwill.

Throughout 2008, GreenPoint acquired a total of five agencies. The two largest were Carr & Hyde in Warrenton, Virginia, and REL in Greensboro, North Carolina. GreenPoint issued cash consideration of approximately $2.04 million through 2008 in connection with the acquisitions. Acquisition terms in all instances call for issuing further cash consideration if certain operating performance targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisitions. GreenPoint’s 2008 acquisitions added approximately $2.04 million of goodwill and intangibles to the Company’s balance sheet.

In December 2006, the Company completed the sale of its Rowlesburg, West Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $10.6 million and loans of approximately $2.2 million. The transaction resulted in a pre-tax gain of approximately $333 thousand.

In November 2006, the Company completed the acquisition of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm. In connection with the initial payment of approximately $1.47 million, the Company issued 39,874 shares of Common Stock. Under the terms of the stock purchase agreement, former shareholders of IPC are entitled to additional consideration of up to $1.43 million in the form of the Company’s Common Stock if certain future operating performance targets are met. If those operating targets are met, portions of the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill arising in the acquisition. Through December 31, 2008, the Company issued 21,762 shares of Common Stock as additional consideration adding approximately $695 thousand to goodwill.

In June 2006, the Company completed the sale of its Drakes Branch, Virginia, branch location. At the time of the sale, the branch had deposits and repurchase agreements totaling approximately $16.4 million and loans of approximately $1.9 million. The transaction resulted in a pre-tax gain of approximately $702 thousand.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table summarizes the net cash provided by or used in acquisitions and divestitures during the three years ended December 31, 2008.

	2008	2007	2006
	(Amounts in thousands)

Fair value of investments acquired	$1,269	$—	$—
Fair value of loans acquired	136,035	—	—
Fair value of premises and equipment acquired	4,505	—	—
Fair value of other assets	23,872	382	232
Fair value of deposits assumed	(137,606)	—	—
Fair value of other liabilities assumed	(4,967)	(1,167)	(17)
Purchase price in excess of net assets acquired	15,991	7,838	1,488

Total purchase price	39,099	7,053	1,703
Less non-cash purchase price	19,647	1,658	1,465
Less cash acquired	14,792	32	18

Net cash paid for acquisition	$4,660	$5,363	$220

Book value of assets sold	$—	$—	$(4,678)
Book value of liabilities sold	—	—	27,164
Sales price in excess of net liabilities assumed	—	—	(1,035)

Total sales price	—	—	21,451
Add cash on hand sold	—	—	395
Less amount due remaining on books	—	—	20

Net cash paid for divestiture	$—	$—	$21,826

Note 3.  Participation in U.S. Treasury Capital Purchase Program

On November 21.  2008, the Company entered into a Letter Agreement, which incorporates by reference the Securities Purchase Agreement — Standard Terms (the “Purchase Agreement”), with the U.S. Department of the Treasury (“Treasury”). Pursuant to the terms of the Purchase Agreement, the Company issued and sold to the Treasury (i) 41,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 176,546 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), for an aggregate purchase price of $41.50 million in cash.

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. The Series A Preferred Stock is generally non-voting. The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an initial per share exercise price of $35.26. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any share of Common Stock issued upon exercise of the Warrant.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In accordance with the terms of the Purchase Agreement, the Company registered the Series A Preferred Stock, the Warrant, and the shares of Common Stock underlying the Warrant with the Securities and Exchange Commission (the “SEC”). Neither the Series A Preferred Stock nor the Warrant are subject to any contractual restrictions on transfer, except that Treasury may only transfer or exercise one-half of the Warrant shares prior to the earlier of the redemption of 100% of the Series A Preferred Stock and December 31, 2009.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Pursuant to the terms of the Purchase Agreement, upon issuance of the Series A Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock is subject to restrictions, including a restriction against increasing cash dividends above the amount of the last quarter cash dividend per share declared prior to October 14, 2008, which was $0.28 per share, without express permission of the Treasury. These restrictions will terminate on the earlier of (a) the third anniversary date of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

Based on a Black-Scholes-Merton options pricing model, the Warrant has been assigned a fair value of $4.44 per underlying share, or $784 thousand in the aggregate, as of November 21, 2008. As a result, $1.10 million was recorded as the discount on the preferred stock obtained above and will be accreted as a reduction in net income available for common shareholders over the next five years at approximately $215 thousand to $219 thousand per year. For purposes of these calculations, the fair value of the Warrant as of November 21, 2008, was estimated using the Black-Scholes-Merton option pricing model and the following assumptions:

Risk free interest rate	3.20%
Expected life	10 years
Expected dividend yield	4.17%
Expected volatility	29.11%
Weighted average fair value	$4.44

At issuance, a value of $40.40 million was assigned to the Series A Preferred Stock and will be accreted up to the redemption amount of $41.50 million at November 21, 2013.

Note 4.	Investment Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as available-for-sale are as follows:

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$53,425	$1,393	$—	$54,818
States and political subdivisions	163,042	864	(4,487)	159,419
Trust-preferred securities	148,760	—	(82,707)	66,053
Mortgage-backed securities	230,488	4,649	(1,659)	233,478
Equities	7,979	357	(1,381)	6,955

Total	$603,694	$7,263	$(90,234)	$520,723

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$136,791	$2,446	$—	$139,237
States and political subdivisions	186,834	2,667	(965)	188,536
Trust-preferred securities	164,731	—	(14,106)	150,625
Mortgage-backed securities	177,984	816	(2,073)	176,727
Equities	8,597	814	(416)	8,995

Total	$674,937	$6,743	$(17,560)	$664,120

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity, at December 31, 2008, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S.	States			Tax
	Government	and			Equivalent
	Agencies &	Political	Corporate		Purchase
Available For Sale	Corporations	Subdivisions	Notes	Total	Yield
	(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$—	$940	$—	$940	6.01%
After one year through five years	—	5,403	—	5,403	6.63%
After five years through ten years	—	84,036	—	84,036	6.01%
After ten years	53,425	72,663	148,760	274,848	4.25%

Amortized cost	$53,425	$163,042	$148,760	365,227

Mortgage-backed securities				230,488	5.13%
Equity securities				7,979	3.68%

Total Amortized cost				$603,694

Tax equivalent purchase yield	5.82%	6.29%	2.55%	4.70%
Average contractual maturity (in years)	12.75	10.45	24.52	16.52
Fair Value Maturity:
Within one year	$—	$945	$—	$945
After one year through five years	—	5,447	—	5,447
After five years through ten years	—	83,278	—	83,278
After ten years	54,818	69,749	66,053	190,620

Fair Value	$54,818	$159,419	$66,053	280,290

Mortgage-backed securities				233,478
Equity securities				6,955

Total Fair Value				$520,723

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as held-to-maturity are as follows:

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

States and political subdivisions	$8,670	$133	$(1)	$8,802

Total	$8,670	$133	$(1)	$8,802

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

States and political subdivisions	$11,699	$223	$—	$11,922
Other securities	375	—	—	375
Mortgage-backed securities	1	—	—	1

Total	$12,075	$223	$—	$12,298

The amortized cost and estimated fair value of securities by contractual maturity, at December 31, 2008, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	States	Tax
	and	Equivalent
	Political	Purchase
Held-to-Maturity	Subdivisions	Yield
	(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$450	7.94%
After one year through five years	4,570	7.85%
After five years through ten years	3,650	8.13%
After ten years	—

Total amortized cost	$8,670

Tax equivalent purchase yield	7.97%
Average contractual maturity (in years)	4.24
Fair Value Maturity:
Within one year	$452
After one year through five years	4,629
After five years through ten years	3,721
After ten years	—

Total fair value	$8,802

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $377.56 million and $426.41 million at December 31, 2008 and 2007, respectively.

In 2008, net gains on the sale of securities were $1.90 million. Gross gains were $2.84 million while gross losses were $938 thousand. In 2007, net gains on the sale of securities were $411 thousand. Gross gains were $540 thousand while gross losses were $128 thousand.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer for the years ended December 31, 2008 and 2007. There were no securities for either period in a continuous unrealized loss position for 12 or more months for which the Company does not have the ability to hold until the security matures or recovers in value.

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U. S. Government agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	86,344	(2,949)	16,413	(1,539)	102,757	(4,488)
Trust-preferred securities	—	—	60,260	(82,707)	60,260	(82,707)
Mortgage-backed securities	48,440	(1,658)	43	(1)	48,483	(1,659)
Equity securities	2,167	(1,161)	2,201	(220)	4,368	(1,381)

Total	$136,951	$(5,768)	$78,917	$(84,467)	$215,868	$(90,235)

	December 31, 2007
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U. S. Government agency securities	$—	$—	$1,999	$—	$1,999	$—
States and political subdivisions	40,461	(900)	12,287	(65)	52,748	(965)
Trust-preferred securities	129,006	(12,431)	21,994	(1,675)	151,000	(14,106)
Mortgage-backed securities	7,991	(108)	63,393	(1,965)	71,384	(2,073)
Equity securities	2,269	(345)	1,759	(71)	4,028	(416)

Total	$179,727	$(13,784)	$101,432	$(3,776)	$281,159	$(17,560)

As of December 31, 2008, the Company recognized a non-cash impairment charge of $14.47 million which stems from a 2006 vintage collateralized mortgage obligation. The Company’s analysis of the bond showed probable losses of $1.69 million, or 6.76%, of the $25.00 million par value of the security. Additionally, one of the Company’s pooled trust preferred securities showed an adverse change in cash flow, resulting in a pre-tax other-than-temporary impairment charge of $15.46 million. Total pre-tax, non-cash impairment charges of $29.92 million are reflected in non-interest income.

Included in available-for-sale securities is a portfolio of trust-preferred securities with a total market value of approximately $66.05 million as of December 31, 2008. That portfolio is comprised of single-issue securities and pooled trust-preferred securities. The single-issue securities are trust-preferred issuances from some of the largest banks in the nation, composite A-rated or higher, and had a total market value of approximately $33.54 million as of December 31, 2008, compared with their adjusted cost basis of approximately $55.49 million.

At December 31, 2008, the total market value of the pooled trust-preferred securities was approximately $32.51 million, compared with an adjusted cost basis of approximately $93.27 million. The collateral underlying these securities is comprised of 86% of bank trust-preferred securities and subordinated debt issuances of over 500 banks nationwide. The remaining collateral is from insurance companies and real estate investment trusts. The securities carry variable rate structures that float at a prescribed margin over 3-month LIBOR. During 2008, certain of these experienced a credit rating downgrade from one rating agency, and certain of these securities are on negative watch by one or more rating firms. The Company has modeled the expected cash flows from the pooled trust-preferred securities and, at present, does not expect any of the remaining securities to have an adverse cash flow effect under any of the scenarios modeled due to the existence of other subordinate classes within the pools.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At December 31, 2008, the combined depreciation in value of the 310 individual securities in an unrealized loss position was approximately 17.04% of the combined reported value of the aggregate securities portfolio. At December 31, 2007, the combined depreciation in value of the 159 individual securities in an unrealized loss position was approximately 2.69% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of December 31, 2008, represents other-than-temporary impairment. The Company has the ability to hold these securities until such time as the value recovers or the securities mature. Furthermore, the Company believes that portions of the change in value are attributable to changes in market interest rates and the current state of illiquidity within the market for securitized assets.

Note 5.  Loans

Loans held for investment, net of unearned income, consist of the following at December 31:

	2008	2007
	(Amounts in thousands)

Real estate-commercial	$407,638	$386,112
Real estate-construction	130,610	163,310
Real estate-residential	602,573	498,345
Commercial, financial and agricultural	85,034	96,261
Loans to individuals for household and other consumer expenditures	66,258	75,447
All other loans	6,046	6,027

Total loans	$1,298,159	$1,225,502

In the normal course of business, the Company’s subsidiary bank has made loans to directors and executive officers of the Company and its subsidiaries. All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans was $5.98 million and $5.05 million at December 31, 2008 and 2007, respectively. During 2008, approximately $4.30 million in new loans and increases were made and repayments on such loans to officers and directors totaled $3.38 million. There were no changes due to changes in composition of the Company’s board members and executive officers.

At December 31, 2008 and 2007, customer overdrafts totaling $2.10 million and $3.23 million, respectively, were reclassified as loans.

Note 6.  Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

	2008	2007	2006
	(Amounts in thousands)

Balance at January 1	$12,833	$14,549	$14,736
Provision for loan losses	7,422	717	2,706
Acquisition balance	1,169	—	—
Loans charged off	(7,371)	(4,295)	(4,543)
Recoveries credited to allowance	1,925	1,862	1,650

Net charge-offs	(5,446)	(2,433)	(2,893)

Balance at December 31	$15,978	$12,833	$14,549

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Management analyzes the loan portfolio regularly for concentrations of credit risk, including concentrations in specific industries and geographic location. At December 31, 2008, commercial real estate loans comprised 31.40% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial and service companies that include but are not limited to coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent several different sectors of the commercial real estate market, including residential land development, single family and apartment building operators, commercial real estate lessors, and hotel/motel developers. Underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined market limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

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

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	2008	2007	2006
	(Amounts in thousands)

Recorded investment in loans considered to be impaired	$13,300	$4,325	$5,786
Loans considered to be impaired that were on a non-accrual basis	12,764	2,923	3,813
Recorded investment in impaired loans with related allowance	4,795	3,129	4,070
Allowance for loan losses related to loans considered to be impaired	678	880	1,531
Average recorded investment in impaired loans	14,914	4,762	6,410
Total interest income recognized on impaired loans	793	237	390
Recorded investment in impaired loans with no related allowance	8,505	1,196	1,716

There were no loans past due 90 days and still accruing interest at December 31, 2008, 2007, and 2006.

Note 7.	Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2008	2007
	(Amounts in thousands)

Land	$18,634	$14,841
Bank premises	47,147	42,608
Equipment	29,968	28,087

	95,749	85,536
Less: accumulated depreciation and amortization	40,725	37,153

Total	$55,024	$48,383

Total depreciation and amortization expense for three years ended December 31, 2008, was $3.88 million, $3.28 million, and $3.37 million, respectively.

The Company began construction on seven branches over the last two years. The primary contractor for construction of two of those branches is a firm which has a preferred shareholder who is an immediate family member of two directors of the Company. All branch construction contracts involving the related party were let

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

pursuant to a competitive bidding process. Total payments to the related party were $606 thousand and $703 thousand for 2008 and 2007, respectively. There were no payments to the related party in 2006.

The Company also enters into land and building leases for the operation of banking and loan production offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008:

Year Ended December 31:
(Amounts in
thousands)

2009	$762
2010	596
2011	432
2012	346
2013	280
Later years	183

Total	$2,599

Total lease expense for the three years ended December 31, 2008, was $1.01 million, $981 thousand, and $1.02 million, respectively. Certain portions of the above listed leases have been sublet to third parties for properties not currently being used by the Company. The impact of the future lease payments to be received and the non-cancelable subleases are as follows:

Year Ended December 31:
(Amounts in
thousands)

2009	$172
2010	157
2011	123
2012	54
2013	50
Later years	274

Total	$830

Note 8.	Deposits

The following is a summary of interest-bearing deposits by type as of December 31:

	2008	2007
	(Amounts in thousands)

Interest-bearing demand deposits	$185,117	$153,570
Money market accounts	144,017	167,296
Savings deposits	165,560	160,395
Certificates of deposit	708,954	608,470
Individual Retirement Accounts	100,398	79,625

Total	$1,304,046	$1,169,356

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

(Amounts in
thousands)

2009	$515,742
2010	101,631
2011	63,822
2012	24,396
2013 and thereafter	103,761

$809,352

Time deposits of $100 thousand or more were $286.74 million and $246.63 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, the scheduled maturities of certificates of deposit of $100 thousand or more are as follows:

(Amounts in
thousands)

Three months or less	$56,644
Over three to six months	49,237
Over six to twelve months	98,565
Over twelve months	82,295

Total	$286,741

Included in total deposits are deposits by related parties in the total amount of $25.48 million and $30.70 million at December 31, 2008 and 2007, respectively.

Note 9.	Borrowings

The following table details borrowings as of December 31:

	2008	2007
	(Amounts in thousands)

Federal funds purchased	$—	$18,500
Securities sold under agreements to repurchase	165,914	207,427
FHLB borrowings	200,000	275,888
Subordinated debt	15,464	15,464
Other debt	413	564

Total	$381,791	$517,843

Securities sold under agreements to repurchase include $115.91 million and $157.43 million of retail overnight and term repurchase agreements and $50.00 million of wholesale repurchase agreements at December 31, 2008 and 2007, respectively.

The Bank is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. At December 31, 2008, credit availability with the FHLB totaled approximately $106.28 million. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying loans of $301.98 million, mortgage-backed securities, and certain investment securities of $42.58 million. The FHLB advances are subject to restrictions or penalties in the event of prepayment.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

FHLB borrowings include $200.00 million and $275.00 million in convertible and callable advances at December 31, 2008 and 2007, respectively. The callable advances may be called, or redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. At December 31, 2007, the Company also held non-callable term advances of $888 thousand. The weighted-average contractual rate of the FHLB advances was 3.70% at December 31, 2008.

At December 31, 2008, the FHLB advances have approximate contractual final maturities between nine and thirteen years. The scheduled maturities of the advances are as follows:

(Amounts in
thousands)

2009	$—
2010	—
2011	—
2012	—
2013	—
2014 and thereafter	200,000

$200,000

In January 2006, the Company entered into a derivative swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of the FHLB borrowings was 3.70% and 4.30% at December 31, 2008 and 2007, respectively.

Also included in borrowings is $15.46 million of junior subordinated debentures (the “Debentures”) issued by the Company in October 2003 to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”), with an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are currently callable. The net proceeds from the offering were contributed as capital to the Company’s subsidiary bank to support further growth.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 10.	Income Taxes, Continuing Operations

The components of income tax benefit and expense from continuing operations consist of the following:

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Current tax expense
Federal	$8,577	$10,777	$9,883
State	1,260	1,341	1,129

	9,837	12,118	11,012
Deferred tax (benefit) expense
Federal	(11,350)	194	418
State	(1,297)	22	47

	(12,647)	216	465

Total income tax (benefit) expense	$(2,810)	$12,334	$11,477

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(Amounts in thousands)

Deferred tax assets:
Allowance for loan losses	$6,299	$5,311
Unrealized losses on AFS securities	33,208	4,327
Unrealized loss on derivative security	1,298	528
Securities impairments	11,670	—
Deferred compensation	4,120	2,741
Other	1,920	1,188

Total deferred tax assets	$58,515	$14,095
Deferred tax liabilities:
Intangible assets	$6,209	$3,263
Odd days interest deferral	1,710	2,023
Fixed assets	1,675	1,196
Other	1,358	1,758

Total deferred tax liabilities	10,952	8,240

Net deferred tax assets	$47,563	$5,855

Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income, as well as the utilization of available tax credits. State and municipal bond income represent the most significant permanent tax difference.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The reconciliation of the statutory federal tax rate and the effective tax rates from continuing operations for the three years ended December 31, 2008, is as follows:

	For Years Ended
	2008	2007	2006

Tax at statutory rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest, net of nondeductible expense	(871.99)	(5.95)	(5.79)
State income taxes, net of federal benefit	2.33	2.12	1.89
Other, net	(202.24)	(1.78)	(2.71)

Effective tax rate	(1036.90)%	29.39%	28.39%

Note 11.	Employee Benefits

Employee Stock Ownership and Savings Plan

The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

Employer Stock Fund:  Annual contributions to the stock portion of the plan were made through 2006 at the discretion of the Board of Directors, and allocated to plan participants on the basis of relative compensation. The plan was frozen to future contributions for periods after 2006. Substantially all plan assets are invested in common stock of the Company. The Company reports the contributions to the plan as a component of salaries and benefits. All contributions made after 2006 have been made to employee savings feature of the plan. Accordingly, there were no contributions to the Employer Stock Fund in 2008 or 2007. Total expense recognized by the Company related to the Employer Stock Fund within the KSOP was $254 thousand in 2006. The Employer Stock Fund held 418,322 and 423,941 shares of the Company’s common stock at December 31, 2008 and 2007, respectively.

Employee Savings Plan:  The Company provides a 401(k) savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. Under the 401(k) feature, the Company makes matching contributions to employee deferrals at levels determined by the board on an annual basis. The cost of Company’s 100% matching contributions to qualified deferrals under the 401(k) savings component of the KSOP was $1.23 million, $942 thousand, and $902 thousand in 2008, 2007 and 2006, respectively. In 2008, the Company made its matching contribution in Company common stock, while the 2007 and 2006 contributions were made in cash.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment and long-term disability insurance benefits to all full-time employees who elect coverage under this program. The health plan is managed by a third party administrator. Monthly employer and employee contributions are made to a tax-exempt employer benefits trust against which the third party administrator processes and pays claims. Stop-loss insurance coverage limits the Company’s risk of loss to $85 thousand and $4.30 million for individual and aggregate claims, respectively. Total Company expenses under the plan were $2.32 million, $1.66 million, and $1.62 million in 2008, 2007 and 2006, respectively.

Deferred Compensation Plan

The Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability at December 31, 2008 and 2007, was approximately $484 thousand and $494 thousand, respectively. The annual expenses associated with

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

these agreements were $60 thousand, $60 thousand and $64 thousand for 2008, 2007 and 2006, respectively. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

The Company maintains a life insurance contract on the life of one of the participants covered under these agreements. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $1.12 million and $1.03 million at December 31, 2008 and 2007, respectively.

Executive Retention Plan

The Company maintains an Executive Retention Plan for key members of senior management. The Executive Retention Plan provides for a defined benefit at normal retirement targeted at 35% of projected final base salary. Benefits under the Executive Retention Plan become payable at age 62. The associated benefit accrued as of year-end 2008 and 2007 was $2.95 million and $1.58 million, respectively, while the associated expense incurred in connection with the Executive Retention Plan was $294 thousand, $110 thousand, and $131 thousand for 2008, 2007, and 2006, respectively. During 2008, the Company amended the plan to convert from an index benefit based on performance of related life insurance policies to a defined benefit based on years of service. The amendment allowed for consideration of prior service. In connection with the amendment, the Company changed its method of accounting to defined benefit accounting and recognized an additional gross liability of $1.16 million related to prior service cost that was recognized through other comprehensive income, and will amortized over approximately eleven years.

As the change in the plan was effective at year-end, there are no components of periodic pension cost for the year ended 2008. The discount rate and rate of compensation increases assumed as of December 31, 2008, were 6.50% and 3.00%, respectively. The Executive Retention Plan is an unfunded plan, and as such there are no plan assets. At December 31, 2008, the actuarial benefit plan obligation was $2.95 million.

Projected benefits payments are expected to be paid as follows:

(Amounts in
thousands)

2009	$59
2010	59
2011	59
2012	175
2013	236
2014 through 2017	1,313

$1,901

Directors Supplemental Retirement Plan

The Company maintains a Directors Supplemental Retirement Plan (the “Directors Plan”) for its non-employee directors. The Directors Plan provides for a benefit upon retirement from service on the Board at specified ages depending upon length of service or death. Benefits under the Directors Plan become payable at age 70, 75, and 78 depending upon the individual director’s age and original date of election to the Board. The associated benefit accrued as of year-end 2008 and 2007 was $1.43 million and $1.41 million, respectively, while the associated expense incurred in connection with the Directors Plan was $161 thousand, $195 thousand and $366 thousand for 2008, 2007 and 2006, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 12.	Equity-Based Compensation

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

In 2001, the Company also instituted a plan to grant stock options to non-employee directors (the “Directors Option Plan”). The options granted pursuant to the Plan expire at the earlier of ten years from the date of grant or two years after the optionee ceases to serve as a director of the Company. Options not exercised within the appropriate time shall expire and be deemed cancelled. Options under the Directors Option Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Directors Option Plan set at 108,900 shares (adjusted for the 10% stock dividends paid in 2002 and 2003). The Company granted 6,050 options under this plan during 2008.

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

The Company also has options from various option plans other than described above (the Prior Plans); however, no common shares of the Company are available for grants under the Prior Plans. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms.

SFAS 123R requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) to be classified as financing cash flows. Excess tax benefits totaling $85 thousand, $327 thousand, and $201 thousand are classified as financing cash inflows for 2008, 2007, and 2006, respectively.

During the three years ended December 31, 2008, the Company recognized pre-tax compensation expense related to total equity-based compensation of approximately $260 thousand, $271 thousand, and $427 thousand, respectively. The Company recognizes equity-based compensation on a straight-line pro-rata basis, so that the percentage of the total expense recognized for an award is never less than the percentage of the award that has vested.

As of December 31, 2008, there was approximately $143 thousand in unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 0.7 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

A summary of the Company’s stock option activity, and related information for the year ended December 31, 2008, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at January 1, 2008	272,114	$23.81
Granted	6,050	29.10
Exercised	23,323	20.09
Forfeited	2,750	26.54

Outstanding at December 31, 2008	252,091	$24.25	10.4	$2,678

Exercisable at December 31, 2008	233,625	$23.67	10.4	$2,616

The fair value of options was estimated at the date of grant using the Black-Scholes-Merton option pricing model and certain assumptions. Expected volatility is based on the weekly historical volatility of our stock price over the expected term of the option. Expected dividend yield is based on the ratio of the most recent dividend rate paid per share of the Company’s common stock to recent trading price of the Company’s common stock. The expected term is generally calculated using the “shortcut method.”. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term of the option.

The fair values of grants made during the three years ended December 31, 2008, were estimated using the following weighted-average assumptions:

	2008	2007	2006

Volatility	29.11%	28.33%	28.95%
Expected dividend yield	3.64%	3.28%	3.00%
Expected term (in years)	10.00	6.00	6.23
Risk-free rate	2.96%	4.74%	4.80%

The weighted average grant-date fair value of options granted during the three years ended December 31, 2008, was $7.74, $8.14, and $9.16, respectively. The aggregate intrinsic value of options exercised during the three years ended December 31, 2008, was approximately $310 thousand, $913 thousand, and $830 thousand, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s nonvested shares for the year ended December 31, 2008.

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2008	1,700	$36.20
Granted	900	36.42
Vested	500	35.00
Forfeited	—	—

Nonvested at December 31, 2008	2,100	36.58

As of December 31, 2008, there was approximately $37 thousand in unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted average period of 0.5 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

Note 13.	Litigation, Commitments and Contingencies

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Financial instruments whose contract amounts represent credit risk at December 31, 2008 and 2007, are commitments to extend credit (including availability of lines of credit) of $199.29 million and $225.41 million, respectively, and standby letters of credit and financial guarantees of $2.84 million and $3.60 million, respectively.

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

Note 14.	Derivative Instruments and Hedging Activities

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

The Company entered into an interest rate swap derivative accounted for as a cash flow hedge in January 2006. The $50.00 million notional amount pay fixed, receive variable interest rate swap was a liability with an estimated fair value of $3.40 million and $1.32 million at December 31, 2008 and 2007, respectively. The Company pays a fixed rate of 4.34% and receives a LIBOR-based floating rate from the counterparty. The cash flow hedge is accounted for under the shortcut method provided for in SFAS 133. Under the shortcut method, the gains and losses associated with the market value fluctuations of the interest rate swap are included in other comprehensive income.

Note 15.	Regulatory Capital Requirements and Restrictions

The primary source of funds for dividends paid by the Company is dividends received from its subsidiary bank. Dividends paid by the Bank are subject to restrictions by banking regulations. The most restrictive provision of the regulations requires approval by the Office of the Comptroller of the Currency if dividends declared in any year would exceed the year’s net income, as defined, plus retained net profit of the two preceding years. Dividends from the Company’s banking subsidiary are restricted and subject to prior approval of the Comptroller of the Currency.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios for total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2008 and 2007, the most recent notifications from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the institution’s category.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Company’s and the Bank’s capital ratios as of December 31, 2008 and 2007, are presented in the following table.

	December 31, 2008
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$213,949	12.91%	$132,591	8.00%	N/A	N/A
First Community Bank, N. A.	191,104	11.69%	130,762	8.00%	$163,452	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	197,600	11.92%	66,296	4.00%	N/A	N/A
First Community Bank, N. A.	174,755	10.69%	65,381	4.00%	98,071	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	197,600	9.75%	84,629	4.00%	N/A	N/A
First Community Bank, N. A.	174,755	8.71%	80,232	4.00%	100,290	5.00%

	December 31, 2007
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$182,476	12.34%	$118,276	8.00%	N/A	N/A
First Community Bank, N. A.	167,865	11.44%	117,398	8.00%	$146,748	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	169,258	11.45%	59,138	4.00%	N/A	N/A
First Community Bank, N. A.	154,826	10.55%	58,699	4.00%	88,049	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	169,258	8.09%	83,639	4.00%	N/A	N/A
First Community Bank, N. A.	154,826	7.44%	83,233	4.00%	104,041	5.00%

At December 31, 2008 and 2007, $15.46 million in subordinated debt is treated as Tier 1 capital for bank regulatory purposes for the Company.

Note 16.	Other Operating Expenses

Included in other operating expenses are certain costs, the total of which exceeds one percent of combined interest income and noninterest income. Following are such costs for the years indicated:

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

Advertising and public relations	$2,166	$1,616	$1,265
Service fees	3,557	3,031	1,682
Telephone and data communications	1,505	1,372	1,403

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 17.  Fair Value

Financial Instruments Measured at Fair Value

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and financial liabilities. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. In October 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) to clarify the application of SFAS 157 in a market that is not active and to provide key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements were not issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset, or the replacement cost. Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in those circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Securities Available-for-Sale:  Securities classified as available-for-sale are reported at fair value utilizing Level 1, Level 2, and Level 3 inputs. Securities are classified as Level 1 within the valuation hierarchy when quoted prices are available in an active market. This includes securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets.

Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs. These securities include certain pooled trust preferred securities. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant. The Company’s fair value from third party models utilize modeling software that uses market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security. The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

Other Assets and Associated Liabilities:  Securities held for trading purposes are recorded at fair value and included in “other assets” on the consolidated balance sheets. Securities held for trading purposes include assets related to employee deferred compensation plans. The assets associated with these plans are generally invested in equities and classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.

Derivatives:  Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations based on observable data to value its derivatives.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Impaired Loans:  Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Available-for-sale securities	$6,811	$485,845	$28,067	$520,723
Deferred compensation assets	2,637	—	—	2,637
Derivative assets	—	192	—	192
Deferred compensation liabilities	2,637	—	—	2,637
Derivative liabilities	—	3,523	—	3,523

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2008, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available-for-Sale
Securities
(In thousands)

Balance, January 1, 2008	$—
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	28,067

Balance, December 31, 2008	$28,067

At December 31, 2008, the Company changed its valuation technique for certain pooled trust preferred securities. Previously, the Company relied on prices compiled by third party vendors using observable market data, or Level 2, to determine the values of these securities. SFAS 157 assumes that fair values of financial assets are determined in an orderly transaction and not a forced liquidation or distressed sale at the measurement date. Based on financial market conditions, the Company felt that the fair values obtained from third party vendors reflected forced liquidation or distressed sales for these trust preferred securities. Therefore, the Company estimated fair value based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. The change in the valuation technique for these trust preferred securities resulted in an initial transfer of $28.07 million into Level 3 financial assets. There were no gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities using Level 3 still held at December 31, 2008.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. The fair value of loans considered impaired and collateral dependent was $5.98 million at December 31, 2008.

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test. Certain non-financial assets measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)

Assets
Cash and cash equivalents	$46,439	$46,439	$52,746	$52,746
Investment Securities	529,393	529,525	676,195	676,418
Loans held for sale	1,024	1,026	811	813
Loans held for investment	1,282,181	1,276,479	1,212,669	1,202,396
Derivative financial assets	192	192	—	—
Deferred compensation assets	2,637	2,637	3,418	3,418
Liabilities
Demand deposits	199,712	199,712	224,087	224,087
Interest-bearing demand deposits	185,117	185,117	153,570	153,570
Savings deposits	309,577	309,577	327,691	327,691
Time deposits	809,352	824,068	688,095	688,503
Federal funds purchased	—	—	18,500	18,500
Securities sold under agreements to repurchase	165,914	177,454	207,427	207,427
FHLB and other indebtedness	215,877	242,223	291,916	286,087
Derivative financial liabilities	3,523	3,523	1,320	1,320
Deferred compensation liabilities	2,637	2,637	3,418	3,418

Financial Instruments with Book Value Equal to Fair Value:

The book values of cash and due from banks and federal funds sold and purchased are considered to be equal to fair value as a result of the short-term nature of these items.

Investment Securities and Deferred Compensation Assets and Liabilities:

Fair values are determined in the same manner as described above.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Loans:

The estimated fair value of loans held for investment is measured based upon discounted future cash flows using current rates for similar loans applying a discount for illiquidity. Loans held for sale are recorded at lower of cost or estimated fair value. The fair value of loans held for sale is determined based upon the market sales price of similar loans.

Derivative Financial Instruments:

The estimated fair value of derivative financial instruments is based upon the current market price for similar instruments.

Deposits and Securities Sold Under Agreements to Repurchase:

Deposits without a stated maturity, including demand, interest-bearing demand, and savings accounts, are reported at their carrying value in accordance with SFAS 107. No value has been assigned to the franchise value of these deposits. For other types of deposits and repurchase agreements with fixed maturities and rates, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on instruments with similar characteristics and maturities.

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

Note 18.	Accumulated Other Comprehensive Loss

The components of the Company’s accumulated other comprehensive loss, net of income taxes, as of December 31, 2008 and 2007, were as follows:

		Unrealized
	Unrealized	Loss	Benefit	Accumulated
	Loss	on Cash Flow	Plan	Comprehensive
	on Securities	Hedge Derivative	Liability	Loss
	(Amounts in thousands)

December 31, 2007	$(6,491)	$(792)	$—	$(7,283)

December 31, 2008	$(49,813)	$(1,996)	$(708)	$(52,517)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 19.	Parent Company Financial Information

Condensed financial information related to First Community as of December 31, 2008 and 2007, and for each of the years ended December 31, 2008, 2007, and 2006, is as follows:

	December 31,
Condensed Balance Sheets	2008	2007
	(Amounts in thousands)

Assets
Cash	$2,038	$2,880
Securities available for sale	11,609	6,877
Loans	1,000	—
Investment in subsidiary	211,529	217,307
Other assets	8,167	6,108

Total assets	$234,343	$233,172

Liabilities
Other liabilities	$603	$610
Long-term debt	15,464	15,464

Total liabilities	16,067	16,074
Stockholders’ Equity
Preferred stock	40,419	—
Common stock	12,051	11,499
Additional paid-in capital	128,526	108,795
Retained earnings	105,165	117,670
Treasury stock	(15,368)	(13,583)
Accumulated other comprehensive loss	(52,517)	(7,283)

Total stockholders’ equity	218,276	217,098

Total liabilities and stockholders’ equity	$234,343	$233,172

	Years Ended December 31,
Condensed Statements of Income	2008	2007	2006
	(Amounts in thousands)

Cash dividends received from subsidiary bank	$22,383	$26,408	$15,775
Other income	2,104	2,853	354
Operating expense	(2,200)	(2,106)	(2,049)
Income tax benefit (expense)	24	(545)	1,237
Equity in undistributed earnings of subsidiary	(19,230)	3,022	13,631

Net income	3,081	29,632	28,948
Dividends on preferred stock	255	—	—

Net income available to common shareholders	$2,826	$29,632	$28,948

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	Years Ended December 31,
Condensed Statements of Cash Flows	2008	2007	2006
	(Amounts in thousands)

Cash flows from operating activities
Net income	$3,081	$29,632	$28,948
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	19,230	(3,022)	(13,631)
Loss (gain) on sale of securities	625	(447)	(62)
(Increase) decrease in other assets	(2,059)	(2,678)	63
(Decrease) increase in other liabilities	(7)	996	455
Other, net	2,471	—	(3)

Net cash provided by operating activities	23,341	24,481	15,770

Cash flows from investing activities
Purchase of securities available for sale	(13,117)	(3,217)	(1,881)
Proceeds from sale of securities available for sale	3,324	4,671	2,210
Investment in subsidiary	(40,000)	(5,397)	—
Other, net	(1,042)	(2,390)	3

Net cash provided by (used in) investing activities	(50,835)	(6,333)	332

Cash flows from financing activities
Issuance of preferred stock	41,500	—	—
Issuance of common stock	606	1,117	1,518
Acquisition of treasury stock	(4,222)	(9,170)	(4,566)
Dividends paid	(12,452)	(12,079)	(11,659)
Other, net	1,220	353	1,772

Net cash used in financing activities	26,652	(19,779)	(12,935)

Net increase (decrease) in cash and cash equivalents	(842)	(1,631)	3,167
Cash and cash equivalents at beginning of year	2,880	4,511	1,344

Cash and cash equivalents at end of year	$2,038	$2,880	$4,511

Note 20.	Segment Information

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the year ended December 31, 2008.

	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
	(In thousands)

Net interest income	$66,703	$(49)	$(819)	$65,835
Provision for loan losses	7,422	—	—	7,422
Noninterest income	(4,730)	5,042	2,062	2,374
Noninterest expense	57,704	4,371	(1,559)	60,516

Income before income taxes	(3,153)	622	2,802	271
Provision for income taxes	(3,802)	183	809	(2,810)

Net income	$649	$439	$1,993	$3,081

End of period goodwill and other intangibles	$78,869	$10,743	$—	$89,612

End of period assets	$2,103,445	$12,111	$17,758	$2,133,314

Note 21.  Supplemental Financial Data (Unaudited)

Quarterly earnings for the years ended December 31, 2008 and 2007, are as follows:

	2008
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(Amounts in thousands, except per share data)

Interest income	$29,547	$27,433	$26,550	$27,235
Interest expense	13,187	10,808	10,227	10,708

Net interest income	16,360	16,625	16,323	16,527
Provision for loan losses	323	937	3,461	2,701

Net interest income after provision for loan losses	16,037	15,688	12,862	13,826
Other income	7,321	7,574	7,720	(22,140)
Net securities gains (losses)	1,820	150	163	(234)
Other expenses	16,283	14,759	14,441	15,033

Income (loss) before income taxes	8,895	8,653	6,304	(23,581)
Income taxes	2,583	2,415	1,753	(9,561)

Net income (loss)	6,312	6,238	4,551	(14,020)
Preferred dividends	—	—	—	255

Net income (loss) available to common shareholders	$6,312	$6,238	$4,551	$(14,275)

Per share:
Basic earnings	$0.57	$0.57	$0.42	$(1.27)
Diluted earnings	$0.57	$0.56	$0.41	$(1.27)
Dividends	$0.28	$0.28	$0.28	$0.28
Weighted average basic shares outstanding	11,030	10,992	10,957	11,252

Weighted average diluted shares outstanding	11,108	11,073	11,034	11,252

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

- REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -

To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and its Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted in 2008 the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, Financial Accounting Standards Board Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, Emerging Issues Task Force 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and Financial Accounting Standards Board Staff Position EITF Issue No 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Asheville, North Carolina
March 13, 2009

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2008. Dixon Hughes PLLC, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

The Report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control Over Financial Reporting appears hereafter in Item 8 of this Annual Report on Form 10-K.

/s/  John M. Mendez
John M. Mendez
President and Chief Executive Officer

/s/  David D. Brown
David D. Brown
Chief Financial Officer

- REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -

To the Board of Directors and Stockholders
First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2008, and our report dated March 13, 2009, expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, the Company adopted in 2008 the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, Financial Accounting Standards Board Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, Emerging Issues Task Force 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and Financial Accounting Standards Board Staff Position EITF Issue No 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.

Asheville, North Carolina
March 13, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have not been any changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers will be set forth under the headings of “Election of Directors”, “Continuing Directors”, and “Executive Officers who are not Directors” of the Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information relating to the Audit Committee and the Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee and the Audit Committee

Financial Expert will be set forth under the heading “Report of the Audit Committee” of the Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has not made any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

Franklin P. Hall	A. A. Modena
Businessman; Senior Partner, Hall & Family Law Firm; Commonwealth of Virginia Delegate	Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

Allen T. Hamner, Ph.D.	Robert E. Perkinson, Jr.
Retired Professor of Chemistry, West Virginia Wesleyan College	Past Vice President-Operations, MAPCO Coal, Inc. — Virginia Region

Richard S. Johnson	William P. Stafford
President, The Wilton Companies	President, Princeton Machinery Service, Inc.

I. Norris Kantor	William P. Stafford, II
Of Counsel, Katz, Kantor & Perkins, Attorneys-at-Law	Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

John M. Mendez
President and Chief Executive Officer, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank, N. A.

EXECUTIVE OFFICERS, FIRST COMMUNITY BANCSHARES, INC.

John M. Mendez	E. Stephen Lilly
President and Chief Executive Officer	Chief Operating Officer

David D. Brown	Robert L. Buzzo
Chief Financial Officer	Vice President and Secretary

BOARD OF DIRECTORS, FIRST COMMUNITY BANK, N. A.

W. C. Blankenship, Jr.	John M. Mendez
Agent, State Farm Insurance	President and Chief Executive Officer, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank, N. A.

D. L. Bowling, Jr.	A. A. Modena
President, Best Energy, Inc.	Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

Juanita G. Bryan	Robert E. Perkinson, Jr.
Homemaker	Past Vice President-Operations, MAPCO Coal, Inc. — Virginia Region

Robert L. Buzzo	Clyde B. Ratliff
Vice President and Secretary, First Community Bancshares, Inc.; President, First Community Bank, N. A.	President, Gasco Drilling, Inc.

C. William Davis	William P. Stafford
Attorney-at-Law, Richardson & Davis	President, Princeton Machinery Service, Inc.

Franklin P. Hall	William P. Stafford, II
Businessman; Senior Partner, Hall & Family Law Firm; Commonwealth of Virginia Delegate	Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

Allen T. Hamner, Ph.D.	Frank C. Tinder
Retired Professor of Chemistry, West Virginia Wesleyan College	President, Tinder Enterprises, Inc. and Tinco Leasing Corporation

Richard S. Johnson	Dale F. Woody
President, The Wilton Companies	President, Woody Lumber Company

I. Norris Kantor
Of Counsel, Katz, Kantor & Perkins, Attorneys-at-Law

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by Item 11 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Compensation Discussion and Analysis” of the Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appears under the heading of “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” of the Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Information regarding our compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2008 is included in the table which follows.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	42,000	$30.49	101,343
Equity compensation plans not approved by security holders	210,091	23.00	36,301

Total	252,091		137,644

For additional information regarding equity compensation plans, see Note 12 — Equity Based Compensation of the Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by Item 13 has been omitted in accordance with General Instruction G. Such information shall be set forth under the heading of “Transactions With Directors and Officers” of the Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by Item 14 has been omitted in accordance with General Instruction G. Such information shall be set forth under the heading of “Audit Fees” of the Proxy Statement relating to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report

(1) Financial Statements

The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the Independent Registered Public Accounting Firm’s Report dated March 13, 2009, are incorporated by reference from Item 8 hereof.

(2) Financial Statement Schedules

No financial statement schedules are being filed since the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b) Exhibits

Exhibit No.		Exhibit

2.1		Agreement and Plan of Merger dated July 31, 2008, among First Community Bancshares, Inc. and Coddle Creek Financial Corp.(21)
3	(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended.(1)
3	(ii)	Certificate of Designation Series A Preferred Stock(22)
3	(iii)	Bylaws of First Community Bancshares, Inc., as amended.(17)
4.1		Specimen stock certificate of First Community Bancshares, Inc.(3)

Exhibit No.		Exhibit

4.2		Indenture Agreement dated September 25, 2003.(11)
4.3		Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.(11)
4.4		Preferred Securities Guarantee Agreement dated September 25, 2003.(11)
4.5		Form of Certificate for the Series A Preferred Stock(22)
4.6		Warrant to purchase 176,546 shares of Common Stock of First Community Bancshares, Inc(22)
10.1		First Community Bancshares, Inc. 1999 Stock Option Contracts(2) and Plan.(4)
10	.1.1	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan.(11)
10.2		First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(5)
10.3		Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez.(6)
10.4		First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended.(24)
10.5		First Community Bancshares, Inc. Split Dollar Plan and Agreement.(2)
10.6		First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
10	.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004).(14)
10.7		First Community Bancshares, Inc. Wrap Plan.(7)
10.8		Reserved.
10.9		Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers.(9)
10.10		Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers.(9)
10.11		Reserved.
10.12		First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement.(13)
10.13		Reserved.
10.14		First Community Bancshares, Inc. Directors Deferred Compensation Plan.(7)
10.15		First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees.(15)
10.16		Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell.(19)
10.17		Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings.(20)
10.18		Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008.(22)
10.19		Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown.(23)
11		Statement regarding computation of earnings per share.(16)
12	*	Computation of Ratios.
21		Subsidiaries of Registrant — Reference is made to “Item 1. Business” for the required information.
23	.1*	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
31	.1*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed July 31, 2008.

(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Gary R. Mills, Martyn A. Pell, and Robert L. Schumacher, with the only differences being with respect to title, salary, term, and payment upon termination after a change in control.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2009.

First Community Bancshares, Inc.
(Registrant)

By:	/s/ John M. Mendez
John M. Mendez
President and Chief Executive Officer

By:	/s/ David D. Brown
David D. Brown
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Mendez John M. Mendez	Director, President and Chief Executive Officer	March 13, 2009

/s/ David D. Brown David D. Brown	Chief Financial Officer	March 13, 2009

/s/ Franklin P. Hall Franklin P. Hall	Director	March 13, 2009

/s/ Allen T. Hamner Allen T. Hamner	Director	March 13, 2009

/s/ Richard S. Johnson Richard S. Johnson	Director	March 13, 2009

/s/ I. Norris Kantor I. Norris Kantor	Director	March 13, 2009

/s/ Robert E. Perkinson, Jr. Robert E. Perkinson, Jr.	Director	March 13, 2009

/s/ William P. Stafford William P. Stafford	Chairman of the Board of Directors	March 13, 2009

/s/ William P. Stafford, II William P. Stafford, II	Director	March 13, 2009