Form 10-Q
period 2009-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2009-05-11
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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
Yes ☑                    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                    No ☐
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
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class – Common Stock, $1.00 Par Value; 11,596,249 shares outstanding as of May 4, 2009

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended March 31, 2009

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008*
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$32,758	$39,310
Interest-bearing balances with banks	68,202	7,129

Total cash and cash equivalents	100,960	46,439
Securities available-for-sale	549,664	520,723
Securities held-to-maturity	8,471	8,670
Loans held for sale	1,445	1,024
Loans held for investment, net of unearned income	1,276,790	1,298,159
Less allowance for loan losses	16,555	15,978

Net loans held for investment	1,260,235	1,282,181
Premises and equipment	54,893	55,024
Other real estate owned	3,114	1,326
Interest receivable	8,848	10,084
Goodwill and other intangible assets	89,338	89,612
Other assets	122,173	118,231

Total Assets	$2,199,141	$2,133,314

Liabilities
Deposits:
Noninterest-bearing	$207,947	$199,712
Interest-bearing	1,375,497	1,304,046

Total Deposits	1,583,444	1,503,758
Interest, taxes and other liabilities	28,293	27,423
Securities sold under agreements to repurchase	153,824	165,914
FHLB borrowings and other indebtedness	215,870	215,877

Total Liabilities	1,981,431	1,912,972

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 41,500 issued at March 31, 2009, and December 31, 2008	40,471	40,419
Common stock, $1 par value; 25,000,000 shares authorized; 12,051,234 shares issued at March 31, 2009, and December 31, 2008, including 454,985 and 483,785 shares in treasury, respectively	12,051	12,051
Additional paid-in capital	127,992	128,526
Retained earnings	118,021	107,231
Treasury stock, at cost	(14,453)	(15,368)
Accumulated other comprehensive loss	(66,372)	(52,517)

Total Stockholders’ Equity	217,710	220,342

Total Liabilities and Stockholders’ Equity	$2,199,141	$2,133,314

*	Derived from audited financial statements.
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in Thousands, Except Per Share Data)	2009	2008
Interest Income
Interest and fees on loans held for investment	$19,984	$21,237
Interest on securities-taxable	5,164	6,067
Interest on securities-nontaxable	1,676	2,063
Interest on deposits in banks	39	180

Total interest income	26,863	29,547
Interest Expense
Interest on deposits	7,567	8,741
Interest on borrowings	2,863	4,446

Total interest expense	10,430	13,187

Net interest income	16,433	16,360
Provision for loan losses	2,087	323

Net interest income after provision for loan losses	14,346	16,037

Noninterest Income
Wealth management income	984	899
Service charges on deposit accounts	3,157	3,099
Other service charges, commissions and fees	1,178	1,121
Insurance commissions	2,317	1,344
Total other-than-temporary impairment losses	(209)	—
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	(209)	—
Gain on sale of securities	411	1,820
Other operating income	586	858

Total noninterest income	8,424	9,141

Noninterest Expense
Salaries and employee benefits	7,866	7,790
Occupancy expense of bank premises	1,603	1,164
Furniture and equipment expense	938	901
Intangible amortization	245	160
Prepayment penalty on FHLB advance	—	1,647
Other operating expense	4,542	4,621

Total noninterest expense	15,194	16,283

Income before income taxes	7,576	8,895
Income tax expense	2,346	2,583

Net income	5,230	6,312
Dividends on preferred stock	571	—

Net income available to common shareholders	$4,659	$6,312

Basic earnings per common share	$0.40	$0.57

Diluted earnings per common share	$0.40	$0.57

Dividends declared per common share	$—	$0.28

Weighted average basic shares outstanding	11,567,769	11,029,931
Weighted average diluted shares outstanding	11,616,568	11,107,610
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
(In Thousands)
Operating activities:
Net Income	$5,230	$6,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,087	323
Depreciation and amortization of premises and equipment	1,096	889
Intangible amortization	245	160
Net investment amortization and accretion	193	(340)
Net gain on the sale of assets	(439)	(1,781)
Mortgage loans originated for sale	(8,481)	(13,280)
Proceeds from sales of mortgage loans	8,083	12,058
Gain on sales of loans	(23)	(83)
Deferred income tax benefit	(317)	(149)
Decrease in interest receivable	1,235	2,723
Other operating activities, net	1,194	3,543

Net cash provided by operating activities	10,103	10,375

Investing activities:
Proceeds from sales of securities available-for-sale	46,394	30,797
Proceeds from maturities and calls of securities available-for-sale	10,346	37,723
Proceeds from maturities and calls of securities held-to-maturity	200	—
Purchase of securities available-for-sale	(97,018)	(14,118)
Net decrease in loans held for investment	18,065	45,809
Proceeds from the redemption of FHLB stock	324	—
Proceeds from sales of equipment	7	—
Purchase of premises and equipment	(971)	(1,952)

Net cash provided by (used in) investing activities	(22,653)	98,259

Financing activities:
Net increase (decrease) in demand and savings deposits	27,482	(2,662)
Net increase (decrease) in time deposits	52,204	(31,828)
Net decrease in federal funds purchased	—	(18,500)
Net (decrease) increase in securities sold under agreement to repurchase	(12,090)	573
Net decrease in FHLB and other borrowings	(7)	(26,674)
Proceeds from the exercise of stock options	—	66
Excess tax benefit from stock-based compensation	—	10
Acquisition of treasury stock	—	(2,168)
Preferred dividends paid	(518)	—
Common dividends paid	—	(3,082)

Net cash (used in) provided by financing activities	67,071	(84,265)

Increase in cash and cash equivalents	54,521	24,369
Cash and cash equivalents at beginning of period	46,439	52,746

Cash and cash equivalents at end of period	$100,960	$77,115

Supplemental information — Noncash items
Transfer of loans to other real estate	$2,030	$282
Cumulative effect adjustment of FAS 115-2, net of tax	$6,131	$—
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Dollars in Thousands)
Balance January 1, 2008	$—	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Cumulative effect of change in accounting principle	—	—	—	(813)	—	—	(813)
Comprehensive income:
Net income	—	—	—	6,312	—	—	6,312
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	—	(7,280)	(7,280)
Reclassification adjustment for gains realized in net income						(534)	(534)
Unrealized loss on cash flow hedge	—	—	—	—	—	(950)	(950)

Comprehensive loss	—	—	—	6,312	—	(8,764)	(2,452)

Common dividends declared	—	—	—	(3,082)	—		(3,082)
Acquisition of 67,300 treasury shares	—	—	—	—	(2,168)	—	(2,168)
Acquisition of GreenPoint Insurance - 7,728 shares issued	—	—	22	—	245	—	267
Equity-based compensation expense	—	—	52	—	—	—	52
Tax benefit from exercise of stock options	—	—	10	—	—	—	10
Option exercises - 41,470 shares	—	—	(13)	—	79	—	66

Balance March 31, 2008	$—	$11,499	$108,896	$120,087	$(15,457)	$(16,047)	$208,978

Balance January 1, 2009	$40,419	$12,051	$128,526	$107,231	$(15,368)	$(52,517)	$220,342

Cumulative effect of change in accounting principle	—	—	—	6,131	—	—	6,131
Comprehensive income:
Net income	—	—	—	5,230	—	—	5,230
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	—	(13,863)	(13,863)
Reclassification adjustment for gains realized in net income	—	—	—	—	—	(140)	(140)
Unrealized gain on cash flow hedge	—	—	—	—	—	148	148

Comprehensive loss	—	—	—	5,230	—	(13,855)	(8,625)

Preferred dividend, net	52	—	(38)	(571)	—	—	(557)
Equity-based compensation expense	—	—	40	—	—	—	40
Retirement plan contribution - 28,800 shares issued	—	—	(536)	—	915	—	379

Balance March 31, 2009	$40,471	$12,051	$127,992	$118,021	$(14,453)	$(66,372)	$217,710

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
The consolidated balance sheet as of December 31, 2008, has been derived from the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for December 31, 2008. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.
The Company operates within two business segments, banking and insurance services. Insurance services are comprised of agencies which sell property and casualty and life and health insurance policies and arrangements. All other operations, including commercial and consumer banking, lending activities, and wealth management are included within the banking segment.
Earnings Per Share
Basic earnings per share is determined by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average shares outstanding increased by the dilutive effect of stock options, warrants and contingently issuable shares. Basic and diluted net income per common share calculations follow:

	For the three months
	ended March 31,
(Amounts in Thousands, Except Share and Per Share Data)	2009	2008
Net income available to common shareholders	$4,659	$6,312

Weighted average shares outstanding	11,567,769	11,029,931
Dilutive shares for stock options	6,332	57,040
Contingently issuable shares	42,467	20,639
Common stock warrants	—	—

Weighted average dilutive shares outstanding	11,616,568	11,107,610

Basic earnings per share	$0.40	$0.57
Diluted earnings per share	$0.40	$0.57
For the three months ended March 31, 2009, options and warrants to purchase 391,104 shares of common stock were outstanding but were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive. This compares to options to purchase 10,000 shares of common stock outstanding but not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three months ended March 31, 2008.

Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. The FSP will be effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 effective January 1, 2009.
In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment.” The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert: (a) it does not have the intent to sell the debt security; and (b) it is more likely than not that it will not have to sell the debt security before recovery of its cost basis. Under the FSP, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 effective January 1, 2009, and made a cumulative effect credit adjustment in retained earnings of approximately $6.13 million.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The Company adopted the provisions of FSP FAS 157-4 effective January 1, 2009, which did not have a material impact on the Company’s financial condition or results of operations.
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement establishes a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles,” and is not expected to have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 effective January 1, 2009, and the enhanced disclosures are included in Note 11 – Derivatives and Hedging Activities.
In December 2007, the FASB revised Statement No. 141, “Business Combinations” (“SFAS 141R”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In connection with its January 1, 2009, adoption of SFAS 141R, the Company has expensed costs associated with recently announced transactions.
Note 2. Mergers, Acquisitions, and Branching Activity
On April 2, 2009, the Company signed a definitive agreement providing for the acquisition of TriStone Community Bank (“TriStone”), a $152.42 million state-chartered commercial bank headquartered in Winston-Salem, North Carolina. The definitive agreement provides for the exchange of .5262 shares of the Company’s common stock for each outstanding share of TriStone common stock. TriStone will be merged with and into the Company’s wholly-owned national bank subsidiary, First Community Bank, N. A. The transaction is subject to regulatory approvals and approval by the stockholders of TriStone, and is expected to close in the third quarter of 2009.

On November 14, 2008, the Company completed the acquisition of Coddle Creek Financial Corp. (“Coddle Creek”), based in Mooresville, North Carolina. Coddle Creek had three full service locations in Mooresville, Cornelius, and Huntersville, North Carolina. At acquisition, Coddle Creek had total assets of approximately $158.66 million, loans of approximately $136.99 million, and deposits of approximately $137.06 million. Under the terms of the merger agreement, shares of Coddle Creek were exchanged for .9046 shares of the Company’s common stock and $19.60 in cash, for a total purchase price of approximately $32.29 million. As a result of the acquisition and purchase price allocation, approximately $14.41 million in goodwill was recorded, which represents the excess purchase price over the fair market value of the net assets acquired and identified intangibles.
Since January 1, 2008, GreenPoint Insurance Group, Inc., the Company’s wholly-owned insurance agency subsidiary, has acquired a total of five agencies, issuing cash consideration of approximately $2.04 million. Acquisition terms in all instances call for additional cash consideration if certain operating performance targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisitions. Goodwill and other intangibles associated with those acquisitions total approximately $2.04 million.
In May 2008, the Company opened a new branch location in Summersville, West Virginia.
Note 3. Investment Securities
As of March 31, 2009, and December 31, 2008, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
U.S. Government agency securities	$53,425	$702	$—	$54,127
States and political subdivisions	141,536	2,296	(2,209)	141,623
Trust-preferred securities	148,882	—	(99,409)	49,473
Mortgage-backed securities	303,431	7,149	(11,989)	298,591
Equities	7,005	376	(1,531)	5,850

Total	$654,279	$10,523	$(115,138)	$549,664

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$53,425	$1,393	$—	$54,818
States and political subdivisions	163,042	864	(4,487)	159,419
Trust-preferred securities	148,760	—	(82,707)	66,053
Mortgage-backed securities	230,488	4,649	(1,659)	233,478
Equities	7,979	357	(1,381)	6,955

Total	$603,694	$7,263	$(90,234)	$520,723

As of March 31, 2009, and December 31, 2008, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$8,471	$149	$—	$8,620

Total	$8,471	$149	$—	$8,620

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$8,670	$133	$(1)	$8,802

Total	$8,670	$133	$(1)	$8,802

The following table reflects those investments in an unrealized loss position at March 31, 2009, and December 31, 2008. The Company has the intent and ability to hold until maturity or recovery any security in a continuous unrealized loss position for 12 or more months.

	March 31, 2009
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
U. S. Government agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	43,135	(1,194)	11,225	(1,015)	54,360	(2,209)
Trust-preferred securities	—	—	49,473	(99,409)	49,473	(99,409)
Mortgage-backed securities	24,705	(330)	16,558	(11,659)	41,263	(11,989)
Equity securities	2,059	(1,245)	2,153	(286)	4,212	(1,531)

Total	$69,899	$(2,769)	$79,409	$(112,369)	$149,308	$(115,138)

	December 31, 2008
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	86,344	(2,949)	16,413	(1,539)	102,757	(4,488)
Trust-preferred securities	—	—	60,260	(82,707)	60,260	(82,707)
Mortgage-backed securities	48,440	(1,658)	43	(1)	48,483	(1,659)
Equity securities	2,167	(1,161)	2,201	(220)	4,368	(1,381)

Total	$136,951	$(5,768)	$78,917	$(84,467)	$215,868	$(90,235)

Included in available-for-sale securities is a portfolio of trust-preferred securities with a total fair value of approximately $49.47 million as of March 31, 2009. That portfolio is comprised of single-issue securities and pooled trust-preferred securities. The single-issue securities had a total fair value of approximately $26.77 million as of March 31, 2009, compared with their adjusted cost basis of approximately $55.52 million.
At March 31, 2009, the total fair value of the pooled trust-preferred securities was approximately $22.71 million, compared with an adjusted cost basis of approximately $93.37 million. The collateral underlying these securities is comprised of 86% of bank trust-preferred securities and subordinated debt issuances of over 500 banks nationwide. The remaining collateral is from insurance companies and real estate investment trusts. During 2008 and 2009, these securities experienced credit rating downgrades and certain of these securities are on negative watch. As of December 31, 2008, the Company recorded pre-tax other-than-temporary impairment charges of $15.46 million on one of its pooled trust preferred securities which demonstrated a probable adverse change in cash flow. Recent modeling of the expected cash flows from the pooled trust-preferred securities, at present, does not suggest any of the remaining securities will incur credit losses under any of the scenarios modeled due to the existence of other subordinate classes within the pools and on current projections for deferrals and defaults of underlying collateral.
The Company made a cumulative effect adjustment of $6.13 million, $10.22 million pre-tax, as of January 1, 2009, to recognize the portion of non-credit losses associated with a non-agency mortgage-backed security for which the Company recognized a pre-tax other-than-temporary impairment charge of $14.47 million as of December 31, 2008. The Company determined that only $4.25 million of the original impairment charge was due to probable credit losses. The amount due to probable credit losses was determined using customized default and prepayment scenarios.
At March 31, 2009, the combined depreciation in value of the 193 individual securities in an unrealized loss position was approximately 26.36% of the combined reported value of the aggregate securities portfolio. At December 31, 2008, the combined depreciation in value of the 310 individual securities in an unrealized loss position was approximately 17.04% of the combined reported value of the aggregate securities portfolio. Management does not believe any individual unrealized loss as of March 31, 2009, represents other-than-temporary impairment. The Company intends to hold these securities until recovery or maturity and it is more likely than not that it will not sell these securities before recovery. For the quarter ended March 31, 2009, the Company recognized impairment of $209 thousand on certain of its equity securities holdings.
The amortized cost and estimated fair value of available-for-sale securities by contractual maturity, at March 31, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(Dollars in Thousands)
Due within one year	$1,378	$1,399
Due after one year but within five years	5,222	5,330
Due after five years within ten years	75,311	76,792
Due after ten years	261,932	161,702

	343,843	245,223
Mortgage-backed securities	303,431	298,591
Equity securities	7,005	5,850

Total	$654,279	$549,664

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity, at March 31, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(Dollars in Thousands)
Due within one year	$551	$556
Due after one year but within five years	4,116	4,197
Due after five years within ten years	3,804	3,867
Due after ten years	—	—

Total	$8,471	$8,620

Note 4. Loans
Loans, net of unearned income, consist of the following:

	March 31, 2009		December 31, 2008
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial, financial, and agricultural	$81,880	6.41%	$85,034	6.55%
Real estate — commercial	405,549	31.76%	407,638	31.40%
Real estate — construction	124,320	9.74%	130,610	10.06%
Real estate — residential	597,372	46.79%	602,573	46.42%
Consumer	62,353	4.88%	66,258	5.10%
Other	5,316	0.42%	6,046	0.47%

Total	$1,276,790	100.00%	$1,298,159	100.00%

Loans held for sale	$1,445		$1,024

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
Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $157.81 million and standby letters of credit and financial guarantees written of $2.49 million at March 31, 2009. Additionally, the Company had gross notional amount of outstanding commitments to lend related to secondary market mortgage loans of $11.28 million at March 31, 2009.
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
The following table details the Company’s allowance for loan loss activity for the three-month periods ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31,
	2009	2008
(In Thousands)
Beginning balance	$15,978	$12,833
Provision for loan losses	2,087	323
Charge-offs	(1,730)	(966)
Recoveries	220	672

Ending balance	$16,555	$12,862

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of March 31, 2009, and December 31, 2008.

	March 31,	December 31,
(In Thousands)	2009	2008
Interest-bearing demand deposits	$194,934	$185,117
Savings and money market deposits	319,007	309,577
Certificates of deposit	861,556	809,352

Total	$1,375,497	$1,304,046

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at March 31, 2009, and December 31, 2008.

	March 31,	December 31,
	2009	2008
(In Thousands)
FHLB borrowings	$200,000	$200,000
Subordinated debt	15,464	15,464
Other long-term debt	406	413

Total	$215,870	$215,877

FHLB borrowings include $200.00 million in convertible and callable advances at March 31, 2009. The weighted average interest rate of advances was 2.95% and 3.70% at March 31, 2009, and December 31, 2008, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings was 3.79% at March 31, 2009. The fair value of the interest rate swap was a liability of $3.08 million at March 31, 2009.
At March 31, 2009, the FHLB advances have approximate contractual maturities between eight and twelve years. The scheduled maturities of the advances are as follows:

Amount
(In Thousands)
2009	$—
2010	—
2011	—
2012	—
2013	—
2014 and thereafter	200,000

Total	$200,000

The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to a fixed or adjustable rate advance. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. Advances from the FHLB are secured by stock in the FHLB of Atlanta, qualifying loans, mortgage-backed securities, and certain other securities.
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
Note 9. Segment Information
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
The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three periods ended March 31, 2009.

(In Thousands)	For the Three Months Ended
	March 31, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
Net interest income	$16,492	$(18)	$(41)	$16,433
Provision for loan losses	2,087	—	—	2,087
Noninterest income	6,124	2,344	(44)	8,424
Noninterest expense	13,582	1,638	(26)	15,194

Income before income taxes	6,947	688	(59)	7,576
Provision for income taxes	1,932	203	211	2,346

Net income	$5,015	$485	$(270)	$5,230

End of period goodwill and other intangibles	$78,657	$10,681	$—	89,338

End of period assets	$2,170,694	$11,698	$16,749	2,199,141

(In Thousands)	For the Three Months Ended
	March 31, 2008
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
Net interest income	$16,635	$(6)	$(269)	$16,360
Provision for loan losses	323	—	—	323
Noninterest income	7,994	1,344	(197)	9,141
Noninterest expense	15,792	1,046	(555)	16,283

Income before income taxes	8,514	292	89	8,895
Provision for income taxes	2,432	86	65	2,583

Net income	$6,082	$206	$24	$6,312

End of period goodwill and other intangibles	$62,352	$8,887	$—	71,239

End of period assets	$2,045,941	$8,900	$10,272	2,065,113

Note 10. Fair Value Disclosures
Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for financial assets and financial liabilities. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed application of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. SFAS 157, as amended, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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
SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs	–	Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs	–	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, such as interest rates, volatilities, prepayment speeds, and credit risks, or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs	–	Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
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
Other Real Estate Owned. The fair value of the Company’s other real estate owned is determined using current and prior appraisals, estimates of costs to sell, and proprietary adjustments. Accordingly, other real estate owned is stated at a Level 3 fair value.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

(In Thousands)	March 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities	$5,706	$521,253	$22,705	$549,664
Other assets	2,269	—	—	2,269
Derivative assets	—	57	—	57
Other liabilities	2,269	—	—	2,269
Derivative liabilities	—	3,085	—	3,085

(In Thousands)	December 31, 2008
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities	$6,811	$485,845	$28,067	$520,723
Other assets	2,637	—	—	2,637
Derivative assets	—	39	—	39
Other liabilities	2,637	—	—	2,637
Derivative liabilities	—	3,343	—	3,343

The following table shows a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using significant unobservable inputs. There were no financial assets or liabilities stated at Level 3 at March 31, 2008.

(In Thousands)	Available-for-
Sale Securities
Beginning balance January 1, 2009	$28,067
Total gains or loss (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(7,508)
Paydowns and maturities	(33)
Transfers into Level 3	2,179

Ending balance March 31, 2009	$22,705

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Items subjected to nonrecurring fair value adjustments at March 31, 2009, and December 31, 2008, are as follows:

(In Thousands)	March 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$4,923	$4,923
Other real estate owned	—	—	3,114	3,114

(In Thousands)	December 31. 2008
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,980	$5,980
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

	March 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Amounts in Thousands)
Assets
Cash and cash equivalents	$100,960	$100,960	$46,439	$46,439
Investment Securities	558,135	558,284	529,393	529,525
Loans held for sale	1,445	1,458	1,024	1,026
Loans held for investment	1,260,235	1,255,995	1,282,181	1,276,479
Derivative financial assets	57	57	39	39
Deferred compensation assets	2,269	2,269	2,637	2,637

Liabilities
Demand deposits	207,947	207,947	199,712	199,712
Interest-bearing demand deposits	194,934	194,934	185,117	185,117
Savings deposits	319,007	319,007	309,577	309,577
Time deposits	861,556	876,545	809,352	824,068
Securities sold under agreements to repurchase	153,824	165,340	165,914	177,454
FHLB and other indebtedness	215,870	236,836	215,877	242,223
Derivative financial liabilities	3,085	3,085	3,343	3,343
Deferred compensation liabilities	2,269	2,269	2,637	2,637
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
Loans: The estimated fair value of loans held for investment is measured based upon discounted future cash flows using current rates for similar loans, applying a discount for illiquidity. Loans held for sale are recorded at lower of cost or estimated fair value. The fair value of loans held for sale is determined based upon the market sales price of similar loans.
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
Note 11. Derivatives and Hedging Activities
The Company, through its mortgage banking and risk management operations, is party to various derivative instruments that are used for asset and liability management and customers’ financing needs. Derivative assets and liabilities are recorded at fair value on the balance sheet.
The primary derivatives that the Company uses are interest rate swaps and interest rate lock commitments (“IRLCs”). Generally, these instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors, such as interest rates, market-driven loan rates and prices or other economic factors.
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

(In Thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Interest rate swap	$50,000	$50,000	$50,000
IRLC’s	11,300	10,500	13,200
As of March 31, 2009, December 31, 2008 and March 31, 2008, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	March 31, 2009		December 31, 2008		March 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value	Location	Value
Derivatives designated as hedges
Interest rate swap	Other assets	$—	Other assets	$—	Other assets	$—

Total		$—		$—		$—

Derivatives not designated as hedges
IRLC’s	Other assets	$57	Other assets	$39	Other assets	$52

Total		$57		$39		$52

Total derivatives		$57		$39		$52

	Liability Derivatives
	March 31, 2009		December 31, 2008		March 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value	Location	Value
Derivatives designated as hedges
Interest rate swap	Other liabilities	$3,081	Other liabilities	$3,327	Other liabilities	$2,903

Total		$3,081		$3,327		$2,903

Derivatives not designated as hedges
IRLC’s	Other liabilities	$4	Other liabilities	$16	Other liabilities	$14

Total		$4		$16		$14

Total derivatives		$3,085		$3,343		$2,917

Interest Rate Swaps. The Company uses interest rate swap contracts to modify its exposure to interest rate risk. The Company currently employs a cash flow hedging strategy to effectively convert certain floating-rate liabilities into fixed-rate instruments. The interest rate swap is accounted for under the “short-cut” method in SFAS 133. Changes in fair value of the interest rate swap are reported as a component of other comprehensive income. The Company does not currently employ fair value hedging strategies.
Interest Rate Lock Commitments. In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan market. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline.” A pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an interest rate lock commitment (“IRLC”). Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. During the term of an IRLC, the Company has the risk that interest rates will change from the rate quoted to the borrower.
The Company’s balance of mortgage loans held for sale is subject to changes in fair value, due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease.
Effect of Derivatives and Hedging Activities on the Income Statement
For the quarters ended March 31, 2009 and 2008, the Company has determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments under SFAS 133 for the quarters ended March 31, 2009 and 2008.

Derivatives not		Amount of Gain/(Loss)
designated as hedging	Location of Gain/(Loss)	Recognized in Income on Derivative
instruments under	Recognized in Income on	Quarter ended	Quarter ended
SFAS 133	Derivative	March 31, 2009	March 31, 2008
		(Amounts in Thousands)
IRLC’s	Other income	$30	$30

Total		$30	$30

Counterparty Credit Risk. Like other financial instruments, derivatives contain an element of “credit risk.” Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset and Liability Management Committee. The Company reviews its counterparty risk regularly and has determined that, as of March 31, 2009, there is no significant counterparty credit risk.

PART I. ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to address information about the Company financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K and the other financial information included in this report.
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.20 billion at March 31, 2009. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through more than fifty locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc., a North Carolina-based full-service insurance agency offering commercial and personal lines (“GreenPoint”). The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.
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
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors are described in greater detail in Item 1A. Risk Factors, in the Company’s 2008 Annual Report on Form 10-K.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with GAAP and conform to general practices within the banking industry. The Company’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position and consolidated results of operations.
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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the accounting for and valuation of investment securities, the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the four accounting areas that require the most subjective or complex judgments. The identified critical accounting policies are described in detail in the Company’s 2008 Annual Report on Form 10-K.
COMPANY OVERVIEW
The Company is a financial holding company which operates within the five-state region of Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company operates through the Bank, Investment Planning Consultants, and GreenPoint to offer a wide range of financial services. The Company reported total assets of $2.20 billion at March 31, 2009.
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
The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC. The Bank’s Trust Division and IPC manage assets with an aggregate market value of $791 million. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.
RECENT MARKET DEVELOPMENTS
The global and U.S. economies continue to experience significantly reduced business activity as a result of recessionary economic conditions and disruptions in the financial system during the past eighteen months. Dramatic declines in the housing market during the past eighteen months, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and to loan portfolios, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Further adverse effects could have an adverse impact on the Company and its business.
MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY
On April 2, 2009, the Company signed a definitive agreement providing for the acquisition of TriStone Community Bank (“TriStone”) a $152.42 million state-chartered commercial bank headquartered in Winston-Salem, North Carolina. The definitive agreement provides for the exchange of .5262 shares of the Company’s common stock for each outstanding share of TriStone common stock. TriStone will be merged with and into the Bank. The transaction is subject to regulatory approvals and approval by the stockholders of TriStone, and is expected to close in the third quarter of 2009.
On November 14, 2008, the Company completed the acquisition of Coddle Creek Financial Corp. (“Coddle Creek”), based in Mooresville, North Carolina. Coddle Creek had three full service locations in Mooresville, Cornelius, and Huntersville, North Carolina. At acquisition, Coddle Creek had total assets of approximately $158.66 million, loans of approximately $136.99 million, and deposits of approximately $137.06 million. Under the terms of the merger agreement, shares of Coddle Creek were exchanged for .9046 shares of the Company’s common stock and $19.60 in cash, for a total purchase price of approximately $32.29 million. As a result of the acquisition and purchase price allocation, approximately $14.41 million in goodwill was recorded, which represents the excess purchase price over the fair market value of the net assets acquired and identified intangibles.

Since January 1, 2008, GreenPoint has acquired a total of five agencies, issuing cash consideration of approximately $2.04 million. Acquisition terms in all instances call for additional cash consideration if certain operating performance targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisitions. Goodwill and other intangibles associated with GreenPoint’s acquisitions total approximately $2.04 million.
The Company opened a new branch location in Summersville, West Virginia, in May 2008.
RESULTS OF OPERATIONS
Overview
Net income available to common shareholders for the three months ended March 31, 2009, was $4.66 million, or $0.40 per basic and diluted share, compared with $6.31 million, or $0.57 per basic and diluted share, for the three months ended March 31, 2008, a decrease of $1.65 million, or 26.19%. Return on average assets was 0.87% for the three months ended March 31, 2009, compared with 1.21% for the same period in 2008. Return on average common equity for the three months ended March 31, 2009, was 10.61% compared with 11.66% for the three months ended March 31, 2008. The main reason for the decrease in net income was increased provisions for loan losses.
Net Interest Income (See Table I)
Net interest income, the largest contributor to earnings, was $16.43 million for the three months ended March 31, 2009, compared with $16.36 million for the corresponding period in 2008, an increase of $73 thousand, or 0.45%. Tax-equivalent net interest income totaled $17.35 million for the three months ended March 31, 2009, a decrease of $142 thousand from $17.49 million for the first quarter of 2008. The decrease in tax-equivalent net interest income was due primarily to decreases in loan and investment yields as a result of the precipitous declines in benchmark interest rates, including the New York Prime Rate, since late 2007.
Compared with the first quarter of 2008, average earning assets increased $24.15 million while interest-bearing liabilities increased $93.30 million during the three months ended March 31, 2009. The changes include the impact of the Coddle Creek acquisition in November 2008. The yield on average earning assets decreased by 65 basis points to 5.97% from 6.62% between the three months ended March 31, 2009 and 2008, respectively. Total cost of interest-bearing liabilities decreased 79 basis points between the first quarters of 2008 and 2009, which resulted in a net interest rate spread that was 14 basis points higher at 3.53% for the first quarter of 2008 compared with 3.39% for the same period last year. The Company’s tax-equivalent net interest margin of 3.73% for the three months ended March 31, 2009, decreased five basis points from 3.78% for the same period of 2008.
The rate earned on loans decreased 81 basis points to 6.28% from 7.09% for the three months ended March 31, 2009 and 2008, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a profound impact on loan yields throughout 2008 and 2009, resulting in a net decrease of $1.26 million, or 5.93%, in tax-equivalent loan interest income for the first quarter of 2009 compared with the first quarter of 2008.
During the three months ended March 31, 2009, the tax-equivalent yield on available-for-sale securities increased 17 basis points to 5.98%, while the average balance decreased by $109.98 million, or 17.64%, compared with the same period in 2008. The decline in average balance was due to declines in the fair value of available-for-sale securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the first quarter of 2008, average interest-bearing balances with banks increased to $73.63 million during the first quarter of 2008, as the yield decreased 299 basis points to 0.21% during the same period. Interest-bearing balances with banks is comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the first quarter of 2008 decreased along with decreases in short-term benchmark interest rates. The Company maintained a strong liquidity position in the first quarter to balance the risks associated with the fed funds market and general economic conditions.

Compared with the same period in 2008, the average balances of interest-bearing demand deposits increased $28.04 million, or 17.29%, while the average rate paid during the first quarter of 2009 decreased by two basis points. During the three months ended March 31, 2009, the average balances of savings deposits decreased $14.50 million, or 4.43%, while the average rate paid decreased 98 basis points compared to the same period in 2008. Average time deposits increased $185.38 million, or 27.56%, while the average rate paid on time deposits decreased 106 basis points from 4.29% in the first quarter of 2008 to 3.23% in the first quarter of 2009. The level of average non-interest-bearing demand deposits decreased $13.66 million, or 6.41%, to $199.31 million during the quarter ended March 31, 2009, compared with the corresponding period of the prior year. The overall increase in the level of average deposits reflects the addition of Coddle Creek. Movements within the deposit types reflect customers seeking yield enhancement within FDIC insured products.
Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $43.11 million, or 28.82%, to $106.47 million for the first quarter of 2009, while the rate decreased 126 basis points to 1.49% during the same period. The decrease in average balance can be largely attributed to the customers converting retail repurchase agreements to certificates of deposit. There were no fed funds purchased on average during the first quarter of 2009, compared with $1.82 million in the same period in 2008. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate increased 34 basis points between the two periods. The average balance of FHLB borrowings and other long-term debt decreased by $60.69 million, or 21.95%, in the first quarter of 2009 to $215.81 million, while the rate paid on those borrowings decreased 58 basis points.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,292,179	$19,997	6.28%	$1,205,481	$21,258	7.09%
Securities available for sale	513,300	7,571	5.98%	623,275	8,998	5.81%
Securities held to maturity	8,473	172	8.23%	12,075	242	8.06%
Interest-bearing deposits	73,628	39	0.21%	22,602	180	3.20%

Total Earning Assets	1,887,580	27,779	5.97%	1,863,433	30,678	6.62%
Other assets	290,182			227,964

TOTAL ASSETS	$2,177,762			$2,091,397

LIABILITIES
Interest-bearing deposits:
Demand deposits	$190,215	$79	0.17%	$162,175	$76	0.19%
Savings deposits	312,563	656	0.85%	327,061	1,487	1.83%
Time deposits	858,020	6,832	3.23%	672,645	7,178	4.29%

Total interest-bearing deposits	1,360,798	7,567	2.26%	1,161,881	8,741	3.03%
Borrowings:
Federal funds purchased	—	—		1,819	18	3.98%
Retail repurchase agreements	106,469	390	1.49%	149,581	1,022	2.75%
Wholesale repurchase agreements	50,000	510	4.14%	50,000	473	3.80%
FHLB borrowings and other indebtedness	215,813	1,963	3.69%	276,503	2,933	4.27%

Total borrowings	372,282	2,863	3.12%	477,903	4,446	3.74%

Total interest-bearing liabilities	1,733,080	10,430	2.44%	1,639,784	13,187	3.23%

Non-interestbearing demand deposits	199,311			212,972
Other liabilities	25,718			20,962
Stockholders’ Equity	219,653			217,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,177,762			$2,091,397

Net Interest Income, Tax Equivalent		$17,349			$17,491

Net Interest Rate Spread (3)			3.53%			3.39%

Net Interest Margin (4)			3.73%			3.78%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid resulting from changes in the volume of earning assets and paying liabilities and changes in their interest rates. The changes in interest due to both rate and volume have been allocated to the volume and rate columns in proportion to dollar amounts.

	Three Months Ended
	March 31, 2009
	Compared to 2008
	$ Increase/(Decrease) due to
(In Thousands)	Volume	Rate	Total
Interest Earned On:
Loans (1)	$2,100	$(3,361)	$(1,261)
Securities available-for-sale (1)	(1,722)	295	(1,427)
Securities held-to-maturity (1)	(75)	5	(70)
Interest-bearing deposits with other banks	136	(277)	(141)

Total interest-earning assets	439	(3,338)	(2,899)

Interest Paid On:
Demand deposits	8	(5)	3
Savings deposits	(64)	(767)	(831)
Time deposits	1,675	(2,021)	(346)
Fed funds purchased	(9)	(9)	(18)
Retail repurchase agreements	(244)	(388)	(632)
Wholesale repurchase agreements	—	37	37
FHLB borrowings and other long-term debt	(600)	(370)	(970)

Total interest-bearing liabilities	766	(3,523)	(2,757)

Change in net interest income, tax-equivalent	$(327)	$185	$(142)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
There was significant disruption and volatility in the financial and capital markets during 2008 and the first three months of 2009. Turmoil in the mortgage market adversely impacted both domestic and global markets, resulting in a credit and liquidity crisis. The disruption has been exacerbated by significant declines in valuations within the real estate and housing markets. Decreases in real estate values could adversely affect the value of property used as collateral for loans, including loans originated by the Company. Adverse changes in the economy may have a negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.

The allowance for loan losses was $16.56 million at March 31, 2009, $15.98 million at December 31, 2008 and $12.86 million at March 31, 2008. The Company’s allowance for loan loss activity for the quarters ended March 31, 2009 and 2008, is as follows:

	For the Three Months Ended
	March 31,
(In Thousands)	2009	2008
Allowance for loan losses
Beginning balance	$15,978	$12,833
Provision for loan losses	2,087	323
Charge-offs	(1,730)	(966)
Recoveries	220	672

Net charge-offs	(1,510)	(294)

Ending balance	$16,555	$12,862

The total allowance for loan losses to loans held for investment ratio was 1.30% at March 31, 2009, compared with 1.24% at December 31, 2008, and 1.09% at March 31, 2008. Management considers the allowance adequate based upon its analysis of the portfolio as of March 31, 2009. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.
Throughout the first quarter of 2009, the Company incurred net charge-offs of $1.51 million compared with $294 thousand in 2008. Annualized net charge-offs for the first quarter of 2009 were 0.47%. The Company made provisions for loan losses of $2.09 million for the first quarter of 2009 compared to $323 thousand in 2008. The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2008. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income for the first quarter of 2009 was $8.42 million compared with $9.14 million in the same period of 2008, a decrease of $717 thousand, or 7.84%. Wealth management revenues increased $85 thousand, or 9.45%, to $984 thousand for the three months ended March 31, 2009, compared with the same period in 2008. IPC added several large accounts during 2008. Service charges on deposit accounts increased $58 thousand, or 1.87%, to $3.16 million for the three months ended March 31, 2009, compared with the same period in 2008. The increase is smaller than recent quarters’ increases due to lower consumer spending and a generally higher rate of savings. Other service charges, commissions, and fees increased $57 thousand, or 5.08%, to $1.18 million for the three months ended March 31, 2009, compared with the same period in 2008. Insurance commissions for the first quarter of 2009 were $2.32 million, an increase of $973 thousand, or 41.99%, over 2008. Increased insurance commissions reflect revenue increases associated with agency acquisitions made by GreenPoint throughout 2008. Other operating income was $586 thousand for the three months ended March 31, 2009, a decrease of $272 thousand, or 46.42%, compared with the same period in 2008. Other operating income was down due largely to decreases in dividends on FHLB stock. At March 31, 2009, the Company recognized $209 thousand of other-than-temporary impairment on several smaller equity security holdings. During the first quarter of 2009, securities gains of $411 thousand were realized, compared with a gain of $1.82 million in the comparable period in 2008.
Noninterest Expense
Noninterest expense totaled $15.19 million for the quarter ended March 31, 2009, a decrease of $1.09 million, or 6.69%, from the same period in 2008. Salaries and benefits for the first quarter of 2009 increased $76 thousand, or 0.98%, compared to the same period in 2008. Salaries and benefits at GreenPoint increased $438 thousand over the prior first quarter, a result of new agency acquisitions, and salaries and benefits at the new branches from Coddle Creek were $341 thousand. Decreases in general bank staffing levels and benefits largely offset the increases. Occupancy and furniture and fixtures expenses increased between the comparable periods with the addition of GreenPoint and the Coddle Creek branches. Other non- interest expense totaled $4.54 million for the first quarter of 2009, a decrease of $79 thousand, or 1.71%, from $4.62 million for the first quarter of 2008.

Over the course of the last two quarters, the FDIC has announced increases in deposit insurance premiums, as well as proposals to levy special assessments. The Company expects the increased deposit insurance premiums will add approximately $400 thousand in quarterly expense and the FDIC’s proposed special assessment could approximate $3.20 million, depending on the final special assessment level determined by the FDIC.
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
For the first quarter of 2009, income taxes were $2.35 million compared with $2.58 million for the first quarter of 2008. For the quarters ended March 31, 2009 and 2008, the effective tax rates were 30.97% and 28.44%, respectively. The increase in the effective tax rate is due largely to decreases in tax-free municipal security income.
FINANCIAL CONDITION
Total assets at March 31, 2009, increased $65.91 million, or 3.09%, to $2.20 billion from December 31, 2008. The increase reflects net increases in the securities portfolio, continued loan payoffs, and higher levels of customer deposits as a result of deposit campaigns and a general movement of funds into FDIC insured products.
Securities
Available-for-sale securities were $549.66 million at March 31, 2009, compared with $520.72 million at December 31, 2008, an increase of $28.94 million, or 5.56%. Held-to-maturity securities declined to $8.47 million at March 31, 2009, compared with $8.67 million at December 31, 2008.
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, timing and amount of contractual cash flows, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity. The portion of a decline in value associated with probable credit losses, if any, would be recorded as a loss within noninterest income in the Consolidated Statements of Income. The Company does not believe any unrealized loss remaining in the investment portfolio, individually or in the aggregate, as of March 31, 2009, represents other-than-temporary impairment. The Company intends to hold these securities until recovery or maturity and it is more likely than not that it will not sell these securities before recovery.
Included in available-for-sale securities is a portfolio of trust-preferred securities with a total market value of approximately $49.47 million as of March 31, 2009. That portfolio is comprised of single-issue securities and pooled trust-preferred securities. The single-issue securities had a total market value of approximately $26.77 million as of March 31, 2009, compared with their adjusted cost basis of approximately $55.52 million.
At March 31, 2009, the total market value of the pooled trust-preferred securities was approximately $22.71 million, compared with an adjusted cost basis of approximately $93.37 million. The collateral underlying these securities is comprised of 86% of bank trust-preferred securities and subordinated debt issuances of over 500 banks nationwide. The remaining collateral is from insurance companies and real estate investment trusts. The securities carry variable rate structures that float at a prescribed margin over 3-month LIBOR. During 2008 and 2009, these securities experienced credit rating downgrades, and certain of these securities are on negative watch. As of December 31, 2008, the Company recorded pre-tax other-than-temporary impairment charges of $15.46 million for one of its pooled trust preferred securities with demonstrated a probable adverse change in cash flow. Recent modeling of the expected cash flows from the pooled trust-preferred securities, at present, does not suggest any of the remaining securities will have an adverse cash flow effect under any of the scenarios modeled due to the existence of other subordinate classes within the pools.
The Company made a cumulative effect adjustment of $6.13 million as of January 1, 2009, to recognize the portion of non-credit losses associated with a non-agency mortgage-backed security for which the Company recognized a pre-tax other-than-temporary impairment charge of $14.47 million as of December 31, 2008. The Company determined that only $4.25 million of the original impairment charge was due to probable credit losses.

The following table provides details regarding the type and credit ratings within the securities portfolios as of March 31, 2009. In the case of multiple ratings, the lower rating was utilized.

				Unrealized
				Gains/(Losses)
	Par	Fair	Amortized	Recognized	Cumulative
	Value	Value	Cost	in OCL	OTTI
	(Amounts in Thousands)
Available for sale
Agency securities	$53,435	$54,127	$53,425	$702	$—
Agency mortgage-backed securities	273,870	282,075	275,257	6,818	—
Non-Agency mortgage-backed securities:
AAA	7,250	5,786	7,206	(1,420)	—
B	25,000	10,730	20,968	(10,238)	4,252

Total	32,250	16,516	28,174	(11,658)	4,252
Municipals:
AAA	5,955	6,043	5,956	87	—
AA	54,230	54,739	54,261	478	—
A	46,282	46,394	46,284	110	—
BBB	30,005	28,788	29,106	(318)	—
Not rated	5,920	5,659	5,929	(270)	—

Total	142,392	141,623	141,536	87	—
Single issuer bank trust preferred securities:
AA	10,300	4,171	10,064	(5,893)	—
A	17,130	8,852	16,750	(7,898)	—
BB	29,125	13,745	28,703	(14,958)	—

Total	56,555	26,768	55,517	(28,749)	—
Pooled trust preferred securities:
A	20,000	935	20,000	(19,065)	15,456
CCC	88,659	21,770	73,367	(51,597)	—

Total	108,659	22,705	93,367	(70,662)	15,456
Equity securities		5,850	7,006	(1,156)	209

Total	$667,161	$549,664	$654,282	$(104,618)	$19,917

Held to maturity
Municipals:
AA	$3,680	$3,727	$3,665	$—	$—
A	3,670	3,566	3,491	—	—
BBB	1,395	1,327	1,315	—	—

Total	$8,745	$8,620	$8,471	$—	$—

The Company closely monitors this portfolio due to the substantial market discounts. The market discounts reflect the credit market disruption in bank subordinated debt instruments and the possibility of future negative credit events within the banking sector, which could affect collateral within certain of the pooled and single-issue securities. Monitoring for other-than-temporary impairment (“OTI”) is dependent on the aforementioned assumptions regarding future credit events and the general strength of the banking industry as it deals with credit losses in the current recessionary real estate market. Acceleration of bank losses and the possibility of unforeseen bank failures could result in changes in the Company’s outlook for these securities and possible future OTI. Accordingly, there can be no assurance that continued deterioration of credit portfolios within certain of those banks will not lead to unanticipated deferrals of interest payments and defaults beyond those assumed in the Company’s impairment testing. At present, cash flow modeling indicates varying ability to absorb additional deferrals and defaults before incurring breaks in interest or principal for the various pools.

Loan Portfolio
Loans Held for Sale: The $1.45 million balance of loans held for sale at March 31, 2009, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments at March 31, 2009, was $11.28 million on 71 loans.
Loans Held for Investment: Total loans held for investment were $1.28 billion at March 31, 2009, representing a decline of $21.37 million from December 31, 2008, and an increase of $97.29 million from March 31, 2008. The average loan to deposit ratio decreased to 82.83% for the first quarter of 2009, compared with 86.01% for the fourth quarter of 2008 and 87.68% for the first quarter of 2008. Year-to-date average loans of $1.29 billion increased $86.70 million when compared to 2008.
Over the course of the last three years, the Company has taken measures to enhance its commercial underwriting standards. The more stringent underwriting has led to improved credit quality, and coupled with a reduced complement of commercial loan officers, has resulted in decreases in the loan portfolio. The Company also continues to realize net payoffs in the area of consumer finance, as it competes with credit card lenders and captive automobile finance companies.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of March 31, 2009, December 31, 2008, and March 31, 2008.

	March 31 , 2009		December 31, 2008		March 31 , 2008
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$81,880	6.41%	$85,034	6.55%	$88,532	7.51%
Commercial real estate	405,549	31.76%	407,638	31.40%	376,087	31.89%
Residential real estate	597,372	46.79%	602,573	46.42%	488,860	41.45%
Construction	124,320	9.74%	130,610	10.06%	151,242	12.82%
Consumer	62,353	4.88%	66,258	5.10%	69,377	5.88%
Other	5,316	0.42%	6,046	0.47%	5,406	0.46%

Total	$1,276,790	100.00%	$1,298,159	100.00%	$1,179,504	100.01%

Loans Held for Sale	$1,445		$1,024		$2,116

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $13.74 million at March 31, 2009, $14.09 million at December 31, 2008, and $3.54 million at March 31, 2008. The percentage of non-performing assets to total loans and OREO was 1.07% at March 31, 2009, 1.08% at December 31, 2008, and 0.30% at March 31, 2008.
The following schedule details non-performing assets by category at the close of each of the quarters ended March 31, 2009 and 2008, and December 31, 2008.

	March 31,	December 31,	March 31,
(In Thousands)	2009	2008	2008
Non-accrual	$10,628	$12,763	$3,137
Ninety days past due and accruing	—	—	—
Other real estate owned	3,114	1,326	400

Total non-performing assets	$13,742	$14,089	$3,537

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $3.11 million at March 31, 2009, and is carried at the lesser of estimated net realizable value or cost.

Deposits and Other Borrowings
Total deposits increased by $79.69 million, or 5.30%, during the first three months of 2009. Non interest-bearing demand deposits increased $8.24 million to $207.95 million at March 31, 2009, compared with $199.71 million at December 31, 2008. Interest-bearing demand deposits increased $9.82 million to $194.93 million at March 31, 2009. Savings increased $9.43 million, or 3.05%, and time deposits increased $52.20 million, or 6.45%, during the first three months of 2009. The Company’s increase in deposits is likely due to increasing customer household savings and a desire for FDIC insured deposit products.
Securities sold under repurchase agreements decreased $12.09 million, or 7.29%, in the first quarter 2009 to $153.82 million. There were no federal funds purchased outstanding at March 31, 2009, as the Company maintained strong liquidity through the first quarter.
Stockholders’ Equity
Total stockholders’ equity decreased $2.63 million, or 1.19%, from $220.34 million at December 31, 2008, to $217.71 million at March 31, 2009, as the Company experienced increases in other comprehensive losses associated with the Company’s investment portfolio. The change in equity was the result of net earnings of $5.23 million, less preferred dividends of $571 thousand, the cumulative effect adjustment of $6.13 million, and other comprehensive loss of $13.86 million.
During the first quarter, the Company common stock traded at a level below its book value per share, and as a result, the Company performed a level one goodwill evaluation for each of its segments. The results of the level one evaluation did not provide evidence of impairment of goodwill in either of the Company’s segments.
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2009, the Company’s total capital to risk-weighted assets ratio was 12.64% compared with 12.91% at December 31, 2008. The Company’s Tier 1 capital to risk-weighted assets ratio was 11.70% at March 31, 2009, compared with 11.92% at December 31, 2008. The Company’s Tier 1 leverage ratio at March 31, 2009, was 9.77% compared with 9.75% at December 31, 2008. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels. Regulatory capital ratios declined from December 31, 2008, primarily because of the treatment of collateralized mortgage obligations and collateralized debt obligations when rated below investment grade.
PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At March 31, 2009, the Company maintained liquidity in the form of cash and cash equivalent balances of $100.96 million, unpledged securities available-for-sale of $183.90 million, and total FHLB credit availability of approximately $143.9 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represents a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and the Company’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the Company’s strategies. However, the earnings simulation model is currently the best tool available to the Company for managing interest rate risk.
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure. At March 31, 2009, net interest income modeling shows the Company to be in a relatively neutral position. Additionally, structure in the Company’s assets and liabilities creates a situation where net interest income decreases in a sustained increasing rate environment.
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

The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of March 31, 2009, and December 31, 2008, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are effected. As of March 31, 2009, the Federal Open Market Committee set a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points not realistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.
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
Rate Sensitivity Analysis

(Dollars in Thousands)	March 31, 2009
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(370)	(0.6)	$11,911	5.0
100	(575)	(0.9)	15,508	6.5
(100)	176	0.3	(26,274)	(11.0)

	December 31, 2008
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$1,479	2.3	$(8,040)	(3.7)
100	1,493	2.3	719	0.3
(100)	1,874	2.9	(21,443)	(9.9)
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

Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 1A. Risk Factors
There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities
There were no open market purchases by the Company of its equity securities during the three months ended March 31, 2009. The maximum number of shares that may yet be purchased under a publicly announced plan at March 31, 2009, was 645,015 shares. The Company’s stock repurchase plan allows for the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and remains open. The Company held 454,985 shares in treasury at March 31, 2009.
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not Applicable
ITEM 5. Other Information
Not Applicable

ITEM 6. Exhibits
(a)	Exhibits

Exhibit
No.	Exhibit
2.1	Agreement and Plan of Merger dated July 31, 2008, among First Community Bancshares, Inc. and Coddle Creek Financial Corp. (21)

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Certificate of Designation Series A Preferred Stock (22)

3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Form of Certificate for the Series A Preferred Stock (22)

4.6	Warrant to purchase 176,546 shares of common stock of First Community Bancshares, Inc (22)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004). (14)

10.7	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Reserved.

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

10.10	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	Reserved.

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	Reserved.

10.14	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)

10.16	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)

10.17	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)

10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)

10.19	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)

31.1*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Reserved.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed July 31, 2008.

(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Gary R. Mills, Martyn A. Pell, and Robert L. Schumacher, with the only differences being with respect to title, salary, term, and payment upon termination after a change in control.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: May 11, 2009

/s/ John M. Mendez
John M. Mendez
President & Chief Executive Officer
(Principal Executive Officer)
DATE: May 11, 2009

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350