Form 10-Q
period 2009-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2009-08-13
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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

☐ Yes ☐ No
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
Class — Common Stock, $1.00 Par Value; 17,698,892 shares outstanding as of July 31, 2009

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended June 30, 2009

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008*
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$116,095	$39,310
Interest-bearing balances with banks	28,354	7,129

Total cash and cash equivalents	144,449	46,439
Securities available-for-sale	521,879	520,723
Securities held-to-maturity	7,725	8,670
Loans held for sale	802	1,024
Loans held for investment, net of unearned income	1,269,443	1,298,159
Less allowance for loan losses	16,678	15,978

Net loans held for investment	1,252,765	1,282,181
Premises and equipment	55,193	55,024
Other real estate owned	3,615	1,326
Interest receivable	8,935	10,084
Goodwill and other intangible assets	89,534	89,612
Other assets	118,313	118,231

Total Assets	$2,203,210	$2,133,314

Liabilities
Deposits:
Noninterest-bearing	$202,543	$199,712
Interest-bearing	1,344,815	1,304,046

Total Deposits	1,547,358	1,503,758
Interest, taxes and other liabilities	27,630	27,423
Securities sold under agreements to repurchase	153,804	165,914
FHLB borrowings and other indebtedness	190,863	215,877

Total Liabilities	1,919,655	1,912,972

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 41,500 issued at June 30, 2009, and December 31, 2008.	40,525	40,419
Common stock, $1 par value; 25,000,000 shares authorized; 17,341,234 shares issued at June 30, 2009, and 12,051,234 issued December 31, 2008, including 431,642 and 483,785 shares in treasury, respectively	17,341	12,051
Additional paid-in capital	183,955	128,526
Retained earnings	116,997	107,231
Treasury stock, at cost	(13,712)	(15,368)
Accumulated other comprehensive loss	(61,551)	(52,517)

Total Stockholders’ Equity	283,555	220,342

Total Liabilities and Stockholders’ Equity	$2,203,210	$2,133,314

*	Derived from audited financial statements.
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars In Thousands, Except Per Share Data)	2009	2008	2009	2008
Interest Income
Interest and fees on loans held for investment	$19,571	$19,891	$39,555	$41,128
Interest on securities-taxable	5,177	5,467	10,341	11,534
Interest on securities-nontaxable	1,402	2,004	3,078	4,067
Interest on federal funds sold and deposits	39	71	78	251

Total interest income	26,189	27,433	53,052	56,980
Interest Expense
Interest on deposits	7,076	7,118	14,643	15,859
Interest on borrowings	2,792	3,690	5,655	8,136

Total interest expense	9,868	10,808	20,298	23,995

Net interest income	16,321	16,625	32,754	32,985
Provision for loan losses	2,552	937	4,639	1,260

Net interest income after provision for loan losses	13,769	15,688	28,115	31,725

Noninterest Income
Wealth management income	1,133	1,098	2,117	1,997
Service charges on deposit accounts	3,491	3,463	6,648	6,562
Other service charges and fees	1,133	1,064	2,311	2,185
Insurance commissions	1,639	1,146	3,956	2,490
Total impairment losses on securities	(25,169)	—	(25,378)	—
Portion of loss recognized in other comprehensive income	21,393	—	21,393	—

Net impairment losses recognized in earnings	(3,776)	—	(3,985)	—
Security gains	1,653	150	2,064	1,970
Other operating income	349	803	935	1,661

Total non-interest income	5,622	7,724	14,046	16,865

Noninterest Expense
Salaries and employee benefits	7,405	7,580	15,271	15,370
Occupancy expense of bank premises	1,333	1,256	2,936	2,420
Furniture and equipment expense	892	973	1,830	1,874
Amortization of intangible assets	244	158	489	318
FHLB debt prepayment fees	88	—	88	1,647
FDIC premiums and assessments	1,287	39	1,475	79
Other operating expense	4,894	4,753	9,248	9,334

Total noninterest expense	16,143	14,759	31,337	31,042

Income before income taxes	3,248	8,653	10,824	17,548
Income tax expense	843	2,415	3,189	4,998

Net income	2,405	6,238	7,635	12,550
Dividends on preferred stock	578	—	1,149	—

Net income available to common shareholders	$1,827	$6,238	$6,486	$12,550

Basic earnings per common share	$0.14	$0.57	$0.53	$1.14
Diluted earnings per common share	$0.14	$0.56	$0.53	$1.13

Dividends declared per common share	$0.20	$0.28	$0.20	$0.56

Weighted average basic shares outstanding	12,696,202	10,992,301	12,135,103	11,011,116
Weighted average diluted shares outstanding	12,741,080	11,073,440	12,181,843	11,091,714
See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In Thousands)	2009	2008
Operating activities:
Net Income	$7,635	$12,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,639	1,260
Depreciation and amortization of premises and equipment	2,189	1,855
Intangible amortization	489	318
Net investment amortization and accretion	768	(526)
Net gain on the sale of assets	(2,154)	(1,929)
Mortgage loans originated for sale	(18,422)	(22,964)
Proceeds from sales of mortgage loans	18,685	22,376
Gain on sales of loans	(41)	(123)
Deferred income tax benefit	(588)	(330)
Decrease in interest receivable	1,148	2,473
Non-cash other-than-temporary impairment charge	3,985	—
Other operating activities, net	(25)	(118)

Net cash provided by operating activities	18,308	14,842

Investing activities:
Proceeds from sales of securities available-for-sale	89,827	73,731
Proceeds from maturities and calls of securities available-for-sale	28,051	54,521
Proceeds from maturities and calls of securities held-to-maturity	946	1,578
Purchase of securities available-for-sale	(125,496)	(97,491)
Net decrease in loans held for investment	22,375	43,740
Proceeds from the redemption of FHLB stock	351	—
Proceeds from sales of equipment	188	—
Purchase of premises and equipment	(2,393)	(3,549)

Net cash provided by investing activities	13,849	72,530

Financing activities:
Net increase in demand and savings deposits	15,477	4,139
Net increase (decrease) in time deposits	28,123	(58,175)
Net decrease in federal funds purchased	—	48,000
Net (decrease) increase in securities sold under agreement to repurchase	(12,110)	8,183
Net decrease in FHLB and other borrowings	(25,014)	(75,054)
FHLB debt prepayment fees	(88)	(1,647)
Net proceeds from the issuance of common stock	61,668	—
Proceeds from the exercise of stock options	—	97
Excess tax benefit from stock-based compensation	—	22
Acquisition of treasury stock	—	(4,112)
Preferred dividends paid	(1,043)	—
Common dividends paid	(1,160)	(6,154)

Net cash (used in) provided by financing activities	65,853	(84,701)

Increase in cash and cash equivalents	98,010	2,671
Cash and cash equivalents at beginning of period	46,439	52,746

Cash and cash equivalents at end of period	$144,449	$55,417

Supplemental information — Noncash items
Transfer of loans to other real estate	$2,485	$637
Cumulative effect adjustment of FAS 115-2, net of tax	$6,131	$—
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
(Dollars in Thousands)
Balance January 1, 2008	$—	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Comprehensive income:
Net income	—	—	—	12,550	—	—	12,550
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	—	(21,631)	(21,631)
Reclassification adjustment for gains realized in net income						(810)	(810)
Unrealized gain on derivative securities	—	—	—	—	—	(13)	(13)

Comprehensive loss	—	—	—	12,550	—	(22,454)	(9,904)

Cumulative effect of change in accounting principle	—	—	—	(813)	—	—	(813)
Common dividends declared	—	—	—	(6,154)	—		(6,154)
Acquisition of 128,100 treasury shares	—	—	—	—	(4,112)	—	(4,112)
Acquisition of GreenPoint Insurance Group - 7,728 shares issued	—	—	22	—	245	—	267
Equity-based compensation expense	—	—	107	—	—	—	107
Tax benefit from exercise of stock options	—	—	29	—	—	—	29
Option exercises - 4,804 shares	—	—	(57)	—	152	—	95

Balance June 30, 2008	$—	$11,499	$108,926	$123,253	$(17,328)	$(29,737)	$196,613

Balance January 1, 2009	$40,419	$12,051	$128,526	$107,231	$(15,368)	$(52,517)	$220,342

Cumulative effect of change in accounting principle	—	—	—	6,131	—	(6,131)	—
Comprehensive income:
Net income	—	—	—	7,635	—	—	7,635
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	—	(2,890)	(2,890)
Reclassification adjustment for gains realized in net income	—	—	—	—	—	(363)	(363)
Unrealized gain on derivative securities	—	—	—	—	—	350	350

Comprehensive loss	—	—	—	7,635	—	(2,903)	4,732

Preferred dividend, net	106	—	(37)	(1,149)	—	—	(1,080)
Common dividends declared	—	—	—	(2,851)	—	—	(2,853)
Issuance of vested shares	—	—	(22)	—	22	—	—
Equity-based compensation expense	—	—	72	—	—	—	72
Common stock issuance - 5,290,000 shares issued	—	5,290	56,378	—	—	—	61,668
Retirement plan contribution - 51,443 shares issued	—	—	(962)	—	1,634	—	672

Balance June 30, 2009	$40,525	$17,341	$183,955	$116,997	$(13,712)	$(61,551)	$283,555

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Unaudited Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation have been made. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.
The consolidated balance sheet as of December 31, 2008, has been derived from the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K.
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
Earnings Per Share
Basic earnings per share is determined by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average shares outstanding, which includes the dilutive effect of stock options, warrants and contingently issuable shares. Basic and diluted net income per common share calculations follow:

	For the three months		For the six months
	ended June 30,		ended June 30,
(Amounts in Thousands, Except Share and Per Share Data)	2009	2008	2009	2008
Net income available to common shareholders	$1,827	$6,238	$6,486	$12,550

Weighted average shares outstanding	12,696,202	10,992,301	12,135,103	11,011,116
Dilutive shares for stock options	2,411	58,134	4,274	57,593
Contingently issuable shares	42,467	23,005	42,467	23,005
Common stock warrants	—	—	—	—

Weighted average dilutive shares outstanding	12,741,080	11,073,440	12,181,843	11,091,714

Basic earnings per share	$0.14	$0.57	$0.53	$1.14
Diluted earnings per share	$0.14	$0.56	$0.53	$1.13
For the three- and six-month periods ended June 30, 2009, options and warrants to purchase 399,156 and 400,156 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per common share because the exercise price was greater than the market price of our common stock and, accordingly, they would have an anti-dilutive effect. This compares to options to purchase 10,000 shares of common stock outstanding, but not included in the computation of diluted earnings per common share because their effect would be anti-dilutive for the three- and six-month periods ended June 30, 2008.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). The Codification will become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009, and is not expected to have an impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement, which is a revision to FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPEs, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. SFAS 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The Company does not expect SFAS 167 to have a material effect on its financial condition, results of operations, or liquidity.
In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). This statement, which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. SFAS 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date, and are not expected to have an impact on the Company’s consolidated financial statements.
In May 2009, the FASB Statement No. 165, “Subsequent Events” (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 effective April 1, 2009 and provided related disclosure in Note 14.
In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. The FSP will be effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 effective January 1, 2009 and provided related disclosure in Note 12.
In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment.” The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert: (a) it does not have the intent to sell the debt security; and (b) it is more likely than not that it will not have to sell the debt security before recovery of its cost basis. Under the FSP, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 effective January 1, 2009, which resulted in a cumulative effect credit adjustment in retained earnings of approximately $6.13 million and provided related disclosure in Note 3 to the Financial Statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The Company adopted the provisions of FSP FAS 157-4 effective January 1, 2009, which did not have a material impact on the Company’s financial condition or results of operations and provided related disclosure in Note 11.
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement establishes a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS 162 was effective 60 days following the approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” by the Securities and Exchange Commission (“SEC”), and is not expected to have an impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 effective January 1, 2009, and the enhanced disclosures are included in Note 11 — Derivatives and Hedging Activities.
In December 2007, the FASB revised Statement No. 141, “Business Combinations” (“SFAS 141R”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This statement recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In connection with its January 1, 2009, adoption of SFAS 141R, the Company has expensed costs associated with recently announced transactions. This standard will impact the accounting of the transaction related to the acquisition of TriStone Community Bank that closed on July 30, 2009.
Note 2. Mergers, Acquisitions, and Branching Activity
On April 2, 2009, the Company signed a definitive agreement providing for the acquisition of TriStone Community Bank (“TriStone”), a $152.42 million state-chartered commercial bank headquartered in Winston-Salem, North Carolina. Under the terms of the merger agreement, subject to dissenter’s rights, shares of TriStone were exchanged for .5262 shares of the Company’s common stock, resulting in a purchase price of approximately $10.73 million. TriStone was merged with and into the Company’s wholly-owned national bank subsidiary, First Community Bank, N. A., on July 31, 2009, and at acquisition, had total assets of approximately $165.53 million, loans of approximately $132.23 million, and deposits of approximately $142.22 million.
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
The Company opened a new branch location in Grafton, West Virginia, in June 2009.

Note 3. Investment Securities
As of June 30, 2009, and December 31, 2008, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	June 30, 2009
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government agency securities	$53,426	$428	$(24)	$53,830
States and political subdivisions	136,358	1,143	(3,535)	133,966
Trust preferred securities:
Single issue	55,552	—	(23,041)	32,511
Pooled	90,270	—	(62,120)	28,150

Total trust preferred securities	145,822	—	(85,162)	60,661
Mortgage-backed securities:
Agency	250,279	3,823	(1,600)	252,502
Non-Agency prime residential	6,596	—	(1,338)	5,258
Non-Agency Alt-A residential	20,968	—	(10,465)	10,503

Total mortgage-backed securities	277,843	3,823	(13,403)	268,263
Equities	5,476	400	(717)	5,159

Total	$618,925	$5,794	$(102,840)	$521,879

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government agency securities	$53,425	$1,393	$—	$54,818
States and political subdivisions	163,042	864	(4,487)	159,419
Trust preferred securities:
Single Issue	55,491	—	(21,950)	33,541
Pooled	93,269	—	(60,757)	32,512

Total trust preferred securities	148,760	—	(82,707)	66,053
Mortgage-backed securities:
Agency	212,315	4,649	(2)	216,962
Non-Agency prime residential	7,423	—	(1,657)	5,766
Non-Agency Alt-A residential	10,750	—	—	10,750

Total mortgage-backed securities	230,488	4,649	(1,659)	233,478
Equities	7,979	357	(1,381)	6,955

Total	$603,694	$7,263	$(90,234)	$520,723

As of June 30, 2009, and December 31, 2008, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	June 30, 2009
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$7,725	$121	$—	$7,846

Total	$7,725	$121	$—	$7,846

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
States and political subdivisions	$8,670	$133	$(1)	$8,802

Total	$8,670	$133	$(1)	$8,802

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity, at June 30, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(Dollars in Thousands)
Due within one year	$1,329	$1,340
Due after one year but within five years	4,680	4,763
Due after five years but within ten years	71,416	71,751
Due after ten years	258,181	170,603

	335,606	248,457
Mortgage-backed securities	277,843	268,263
Equity securities	5,476	5,159

Total	$618,925	$521,879

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity, at June 30, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
	(Dollars in Thousands)
Due within one year	$1,091	$1,105
Due after one year but within five years	3,988	4,053
Due after five years but within ten years	—	—
Due after ten years	2,646	2,688

Total	$7,725	$7,846

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $355.27 million and $377.56 million at June 30, 2009, and December 31, 2008, respectively.
During the three months ended June 30, 2009, net gains on the sale of securities were $1.65 million. Gross gains were $1.67 million while gross losses were $16 thousand. During the six months ended June 30, 2009, net gains on the sale of securities were $2.06 million. Gross gains were $2.87 million while gross losses were $805 thousand.

The following table reflects those investments in an unrealized loss position at June 30, 2009, and December 31, 2008.

	June 30, 2009
Description of Securities	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$9,411	$(24)	$—	$—	$9,411	$(24)
States and political subdivisions	47,796	(1,757)	16,844	(1,778)	64,640	(3,535)
Trust preferred securities:					—	—
Single Issue	—	—	32,511	(23,041)	32,511	(23,041)
Pooled	—	—	26,906	(62,120)	26,906	(62,120)

Total trust preferred securities	—	—	59,417	(85,162)	59,417	(85,162)
Mortgage-backed securities:					—	—
Agency	73,616	(1,599)	42	(1)	73,658	(1,600)
Prime residential	—	—	5,258	(1,338)	5,258	(1,338)
Alt-A residential	—	—	10,503	(10,465)	10,503	(10,465)

Total mortgage-backed securities	73,616	(1,599)	15,803	(11,804)	89,419	(13,403)
Equity securities	565	(164)	1,229	(553)	1,794	(717)
Total	$131,388	$(3,544)	$93,293	$(99,296)	$234,681	$(102,840)

	December 31, 2008
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	85,374	(2,948)	16,413	(1,539)	101,787	(4,487)
Trust preferred securities:
Single Issue	—	—	30,693	(21,950)	30,693	(21,950)
Pooled	—	—	29,567	(60,757)	29,567	(60,757)

Total trust preferred securities	—	—	60,260	(82,707)	60,260	(82,707)
Mortgage-backed securities:
Agency	42,674	(1)	43	(1)	42,717	(2)
Prime residential	5,766	(1,657)	—	—	5,766	(1,657)
Alt-A residential	—	—	—	—	—	—

Total mortgage-backed securities	48,440	(1,658)	43	(1)	48,483	(1,659)
Equity securities	2,167	(1,161)	2,201	(220)	4,368	(1,381)

Total	$135,981	$(5,767)	$78,917	$(84,467)	$214,898	$(90,234)

At June 30, 2009, the combined depreciation in value of the 207 individual securities in an unrealized loss position was approximately 19.42% of the combined reported value of the aggregate securities portfolio. At December 31, 2008, the combined depreciation in value of the 310 individual securities in an unrealized loss position was approximately 17.04% of the combined reported value of the aggregate securities portfolio.
The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). The analysis differs depending upon the type of investment security is being analyzed. First, for all debt securities we have determined that we do not intend to sell securities that are impaired and have asserted that it is not more likely than not that we will have to sell impaired securities before recovery of the impairment occurs. Our assertion is based upon our investment strategy for the particular type of security, the Company’s cash flow needs, liquidity position, capital adequacy and interest rate risk position.
For analysis of non-beneficial interest debt securities, we analyze several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered. If it is determined that there is evidence that the impairment will not be recovered, we perform a present value calculation to determine the amount of credit related impairment and record any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”). During the three and six months ended June 30, 2009 and 2008, respectively, we incurred no OTTI charges related to non-beneficial interest debt securities. The impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors that did not lead to OTTI.
For analysis of beneficial interest debt securities, we prepare cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then OTTI has occurred. We then compare the present value of cash flows using the current yield for the current reporting period and compare it to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in OCI.
During the three- and six- month periods ended June 30, 2009, we incurred credit-related OTTI charges of $3.37 million and non-credit related impairment of $22.85 million for beneficial interest debt securities. For the beneficial interest debt securities not deemed to have incurred OTTI, we have concluded that the primary difference in the fair value of the securities and our cash flow model is the significantly higher rate of return currently demanded by market participants in this illiquid and inactive market as compared to the rate of return that we received when we purchased the security in a normally functioning market.
The cash flow projections for the pooled trust preferred securities beneficial interest debt securities utilize a discounted cash flow test that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral. Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each individual deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be returned.
The expected future default assumptions for the pooled trust preferred securities are based upon the approximate level of depository institution failures experienced during the savings and loan crisis in the late 1980’s and early 1990’s. Those default rates equate to 3% constant default in 2009 and 2010, 2.5% in 2011, 2% in 2012, 1% in 2013, and 0.25% in 2014 and beyond. This is an increase from the 0.75% constant default rate used in prior projections. Banks currently in default or deferring interest payments are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current deferrals and projected defaults.
In addition, the risk of future OTTI may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to certain financial institutions.
For the non-Agency Alt-A MBS, we model cash flows using the following assumptions: constant prepayment speed of 5, a customized constant default rate scenario starting at 15 for the first six quarters declining to 3 beginning with the fourth year, and a default severity of 45.

The following table presents in more detail the Company’s single-issue and pooled trust preferred security holdings as of June 30, 2009. These details are listed separately due to the inherent level of risk for OTTI within these portfolios.

(Dollars In Thousands)	June 30, 2009
							Deferrals/Defaults		Excess Subordination
		Current	Credit
	Class/	Credit	Rating at	Issuing	Book	Fair		Percent of		Percent of
Deal Name	Tranche	Rating	Purchase	Banks	Value	Value	Amount	Deal	Amount	Deal
Single-issuer
BankAmerica Cap	n/a	BBB	A+	1	$3,079	$2,329	None	n/a	n/a	n/a
BankBoston Cap	n/a	AA	A+	1	4,901	2,956	None	n/a	n/a	n/a
Chase Capital II	n/a	A	A	1	3,618	2,128	None	n/a	n/a	n/a
CoreStates Capital I	n/a	A	A+	1	2,933	1,498	None	n/a	n/a	n/a
First Chicago NDB CA	n/a	A	A	1	1,435	840	None	n/a	n/a	n/a
JPMorgan Chase Cap X	n/a	A	A	1	5,013	2,818	None	n/a	n/a	n/a
NB-Global	n/a	BBB	A+	1	20,751	12,486	None	n/a	n/a	n/a
NTC Capital I Float	n/a	A	A2	1	4,006	2,119	None	n/a	n/a	n/a
SunTrust Banks	n/a	BBB	A	1	4,940	2,625	None	n/a	n/a	n/a
Wachovia Cap II	n/a	A	A+	1	4,876	2,712	None	n/a	n/a	n/a

					$55,552	$32,511
Pooled
PreTSL X	B1	CC	A	58	$8,779	$4,436	$126,625	32.5%	$14,000	4.0%
PreTSL XII	B1	CC	A	79	19,551	10,006	142,600	22.4%	48,500	8.0%
PreTSL XIV	B1	CC	A	64	9,000	6,439	51,000	11.9%	77,000	18.0%
PreTSL XVI	C	CC	A	50	4,024	914	111,910	22.5%	57,500	12.0%
PreTSL XXII	C1	CC	A	82	12,631	1,293	231,500	20.0%	182,500	16.0%
PreTSL XXIII	C1	CCC	A	70	7,934	2,480	191,500	16.0%	250,000	21.0%
PreTSL XXVI	C1	CC	A	64	6,984	395	159,000	19.7%	125,000	16.0%
SLOSO 2007 1A	A3L	CC	A	56	1,244	1,244	52,500	11.1%	140	0.0%
TRAPEZA SER 13A	D	C	A	63	20,123	943	66,000	9.7%	1,263	0.2%

					$90,270	$28,150
The collateral underlying the pooled trust preferred securities is comprised of 86% of bank trust preferred securities and subordinated debt issuances of over 580 banks nationwide. The remaining collateral is from insurance companies and real estate investment trusts.
The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	For the Three Months	For the Six Months
(In Thousands)	Ended June 30, 2009	Ended June 30, 2009
Estimated credit losses, beginning balance*	19,707	19,707
Additions for credit losses not previously recognized	3,370	3,370
Reduction for increases in cash flows	—	—
Reduction for realized losses	—	—

Estimated credit losses as of June 30, 2009	$23,077	$23,077

*	The beginning balance includes credit related losses included in other-than-temporary impairment charges recognized on debt securities in prior periods.
During the first quarter of 2009, the Company adopted FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment” which amended the assessment criteria for recognizing and measuring OTTI related to debt securities. It also amends the presentation requirements for OTTI and significantly impacted disclosures of all investment securities. In 2008, $14.47 million in pre-tax other-than-temporary impairment charges related to a non-Agency Alt-A mortgage-backed security were recognized, of which $4.25 million was credit related. As a result of the adoption in the first quarter of 2009, the Company made a cumulative effect adjustment to increase retained earnings and decrease AOCI by approximately $6.13 million, net of tax. The cumulative effect adjustment represented the non-credit related portion of OTTI losses recognized in prior year earnings, net of tax. In 2008, the Company also recognized impairment charges of $15.46 million on a 2007 pooled trust preferred security. The Company determined that it was appropriate not to make a cumulative effect adjustment for that security.
For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analyst expectations, and certain other qualitative factors. During the three- and six-month periods ended June 30, 2009, the Company recognized OTTI charges on certain of its equity positions of $406 thousand and $615 thousand, respectively.
As a condition to membership in the FHLB system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”). The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding. As per AICPA guidance, the Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets. At June 30, 2009, and December 31, 2008, the Company owned approximately $12.81 million and $13.17 million in FHLBA stock, respectively, which is classified as other assets. The Company’s policy is to review for impairment at each reporting period, similar to our policy for other cost method investments under SOP 01-6 and FSP FAS 115-1. During the six months ended June 30, 2009, the FHLB repurchased excess activity-based stock from the Company and has recently reinstituted quarterly dividends. At June 30, 2009, FHLBA was in compliance with all of its regulatory capital requirements. Based on our review, we believe that, as of June 30, 2009, and December 31, 2008, our FHLBA stock was not impaired.
Note 4. Loans
Loans, net of unearned income, consist of the following:

	June 30, 2009		December 31, 2008
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial, financial, and agricultural	$83,873	6.61%	$85,034	6.55%
Real estate — commercial	410,473	32.33%	407,638	31.40%
Real estate — construction	112,361	8.85%	130,610	10.06%
Real estate — residential	594,646	46.85%	602,573	46.42%
Consumer	62,077	4.89%	66,258	5.10%
Other	6,014	0.47%	6,046	0.47%

Total	$1,269,443	100.00%	$1,298,159	100.00%

Loans held for sale	$802		$1,024

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
Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $209.60 million and standby letters of credit and financial guarantees written of $2.14 million at June 30, 2009. Additionally, the Company had gross notional amount of outstanding commitments to lend related to secondary market mortgage loans of $7.31 million at June 30, 2009.

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
The following table details the Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2009 and 2008.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
Beginning balance	$16,555	$12,862	$15,978	$12,833
Provision for loan losses	2,552	937	4,639	1,260
Charge-offs	(2,681)	(1,198)	(4,411)	(2,164)
Recoveries	252	832	472	1,504

Ending balance	$16,678	$13,433	$16,678	$13,433

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of June 30, 2009, and December 31, 2008.

	June 30,	December 31,
(In Thousands)	2009	2008
Interest-bearing demand deposits	$195,905	$185,117
Savings and money market deposits	311,435	309,577
Certificates of deposit	837,475	809,352
Total	$1,344,815	$1,304,046

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at June 30, 2009, and December 31, 2008.

	June 30,	December 31,
(In Thousands)	2009	2008
FHLB borrowings	$175,000	$200,000
Subordinated debt	15,464	15,464
Other long-term debt	399	413

Total	$190,863	$215,877

FHLB borrowings included $175.00 million in convertible and callable advances at June 30, 2009. The weighted average interest rate of advances was 2.70% and 3.70% at June 30, 2009, and December 31, 2008, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings was 3.73% at June 30, 2009. The fair value of the interest rate swap was a liability of $2.75 million at June 30, 2009.
At June 30, 2009, the FHLB advances have approximate contractual maturities between seven and twelve years. The scheduled maturities of the advances are as follows:

(In Thousands)	Amount
2009	$—
2010	—
2011	—
2012	—
2013	—
2014 and thereafter	175,000

Total	$175,000

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

Note 8. Net Periodic Benefit Cost-Defined Benefit Plans
The following sets forth the components of the net periodic benefit cost of the domestic non-contributory defined benefit plan for the three- and six- month periods ended June 30, 2009.

	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2009	June 30, 2009
Service cost	$53	$106
Interest cost	47	94
Net periodic cost	$100	$200

Note 9. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income and loss. The following table summarizes the components of comprehensive income and loss.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
Net income	$2,405	$6,238	$7,635	$12,550
Other comprehensive income
Unrealized gain/(loss) on securities available-for-sale with other-than-temporary impairment	(25,169)	—	(25,378)	—
Unrealized gain/(loss) on securities available-for-sale without other-than-temporary impairment	32,979	—	20,716	—
Unrealized loss on securities available-for-sale prior to adoption of FSP115-2	—	(22,138)	—	(36,052)
Reclassification adjustment for losses (gains) realized in net income	(360)	(460)	(585)	(1,350)
Unrealized (loss) gain on derivative securities	326	1,562	565	(22)
Income tax effect	(2,955)	8,415	1,779	14,969

Total other comprehensive income/(loss)	4,821	(12,622)	(2,903)	(22,454)

Comprehensive income/(loss)	$7,226	$(6,384)	$4,732	$(9,904)

Included in accumulated other comprehensive income at June 30, 2009 was $26.05 million related to non-credit impairment in available-for-sale securities with other-than-temporary impairment.
Note 10. Commitments and Contingencies
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
Note 11. Segment Information
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

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three- and six-month periods ended June 30, 2009 and 2008.

	For the Three Months Ended
	June 30, 2009
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$16,343	$(16)	$(6)	$16,321
Provision for loan losses	2,552	—	—	2,552
Noninterest income	6,613	1,665	(2,656)	5,622
Noninterest expense	17,595	1,474	(2,926)	16,143

Income before income taxes	2,809	175	264	3,248
Provision for income taxes	429	51	363	843

Net income	$2,380	$124	$(99)	$2,405

End of period goodwill and other intangibles	$78,506	$11,028	$—	89,534

End of period assets	$2,176,111	$11,252	$15,847	2,203,210

	For the Six Months Ended
	June 30, 2009
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$32,835	$(34)	$(47)	$32,754
Provision for loan losses	4,639	—	—	4,639
Noninterest income	12,737	4,009	(415)	16,331
Noninterest expense	31,177	3,112	(667)	33,622

Income before income taxes	9,756	863	205	10,824
Provision for income taxes	2,361	254	574	3,189

Net income	$7,395	$609	$(369)	$7,635

End of period goodwill and other intangibles	$78,506	$11,028	$—	89,534

End of period assets	$2,176,111	$11,252	$15,847	2,203,210

	For the Three Months Ended
	June 30, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$16,840	$(5)	$(210)	$16,625
Provision for loan losses	937	—	—	937
Noninterest income	6,644	1,146	(66)	7,724
Noninterest expense	14,046	991	(278)	14,759

Income before income taxes	8,501	150	2	8,653
Provision for income taxes	2,369	44	2	2,415

Net income	$6,132	$106	$—	$6,238

End of period goodwill and other intangibles	$62,247	$8,934	$—	71,181

End of period assets	$2,034,670	$9,067	$9,950	2,053,687

	For the Six Months Ended
	June 30, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$33,475	$(11)	$(479)	$32,985
Provision for loan losses	1,260	—	—	1,260
Noninterest income	14,638	2,490	(263)	16,865
Noninterest expense	29,838	2,037	(833)	31,042

Income before income taxes	17,015	442	91	17,548
Provision for income taxes	4,801	130	67	4,998

Net income	$12,214	$312	$24	$12,550

End of period goodwill and other intangibles	$62,247	$8,934	$—	71,181

End of period assets	$2,034,670	$9,067	$9,950	2,053,687

Note 12. Fair Value Disclosures
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
Securities Available-for-Sale: Securities classified as available-for-sale are reported at fair value utilizing Level 1, Level 2, and Level 3 inputs. Securities are classified as Level 1 within the valuation hierarchy when quoted prices are available in an active market. This includes securities whose value is based on quoted market prices in active markets for identical assets. The Company also uses Level 1 inputs for the valuation of equity securities traded in active markets.
Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. Agency securities, mortgage-backed securities, municipal securities, single-issue trust preferred securities, and certain equity securities that are not actively traded.
Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs. These securities include pooled trust preferred securities. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available. The Level 3 inputs used to value our pooled trust preferred security holdings are weighted between discounted cash flow model results and actual trades of the same and similar securities in the inactive trust preferred market. The cash flow modeling uses discount rates based upon observable market expectations, known defaults and deferrals, projected future defaults and deferrals, and projected prepayments to arrive at fair value.
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
Subsequent to our earnings release issued on July 23, 2009, management revised certain assumptions regarding the discount rate used in valuing cash flows projected to be received from a pooled trust preferred security. Based on the revised cash flow results, net credit-related impairment reported in earnings increased from the amount reported in the earnings release by $1.70 million for the three- and six-month periods ended June 30, 2009. The numbers presented in this Form 10-Q reflect the revised cash flow results.
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
Impaired Loans: Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on appraisals adjusted for customized discounting criteria.
Other Real Estate Owned. The fair value of the Company’s other real estate owned is determined using current and prior appraisals, estimates of costs to sell, and proprietary qualitative adjustments. Accordingly, other real estate owned is stated at a Level 3 fair value.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2009
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$—	$53,830	$—	$53,830
Agency mortgage-backed securities	—	252,502	—	252,502
Non-Agency prime residential MBS	—	5,258	—	5,258
Non-Agency Alt-A residential MBS	—	10,503	—	10,503
Municipal securities	—	133,966	—	133,966
Single-issue trust preferred securities	—	32,511	—	32,511
Pooled trust preferred securities	—	—	28,150	28,150
Equity securities	5,015	144	—	5,159

Total Available-for-sale securities	5,015	488,714	28,150	521,879
Other assets	2,509	—	—	2,509
Derivative assets	—	23	—	23
Other liabilities	2,509	—	—	2,509
Derivative liabilities	—	2,792	—	2,792

	December 31, 2008
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$—	$54,818	$—	$54,818
Agency mortgage-backed securities	—	216,962	—	216,962
Non-Agency prime residential MBS	—	5,766	—	5,766
Non-Agency Alt-A residential MBS	—	10,750	—	10,750
Municipal securities	—	159,419	—	159,419
Single-issue trust preferred securities	—	33,541	—	33,541
Pooled trust preferred securities	—	4,445	28,067	32,512
Equity securities	6,811	144	—	6,955

Total Available-for-sale securities	6,811	485,845	28,067	520,723
Other assets	2,637	—	—	2,637
Derivative assets	—	39	—	39
Other liabilities	2,637	—	—	2,637
Derivative liabilities	—	3,343	—	3,343

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

	Available-for-Sale Securities
	Three Months Ended	Six Months Ended
(In Thousands)	June 30, 2009	June 30, 2009
Beginning balance	$22,705	$28,067
Total gains or loss (realized/unrealized)
Included in earnings	(3,370)	(3,370)
Included in other comprehensive income	8,815	1,307
Paydowns and maturities	—	(33)
Transfers into Level 3	—	2,179

Ending balance June 30, 2009	$28,150	$28,150

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Items subjected to nonrecurring fair value adjustments at June 30, 2009, and December 31, 2008, are as follows:

	June 30, 2009
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$3,379	$3,379
Other real estate owned	—	—	3,615	3,615

	December 31. 2008
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,980	$5,980

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

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(In Thousands)
Assets
Cash and cash equivalents	$144,449	$144,449	$46,439	$46,439
Investment Securities	529,604	529,725	529,393	529,525
Loans held for sale	802	802	1,024	1,026
Loans held for investment	1,252,766	1,249,909	1,282,181	1,276,479
Accrued interest receivable	8,934	8,934	10,084	10,084
Bank owned life insurance	40,272	40,272	40,784	40,784
Derivative financial assets	23	23	39	39
Deferred compensation assets	2,509	2,509	2,637	2,637

Liabilities
Demand deposits	$202,543	$202,543	$199,712	$199,712
Interest-bearing demand deposits	195,905	195,905	185,117	185,117
Savings deposits	311,435	311,435	309,577	309,577
Time deposits	837,475	851,933	809,352	824,068
Securities sold under agreements to repurchase	153,804	161,317	165,914	177,454
Accrued interest payable	4,659	4,659	5,326	5,326
FHLB and other indebtedness	190,863	203,351	215,877	242,223
Derivative financial liabilities	2,792	2,792	3,343	3,343
Deferred compensation liabilities	2,509	2,509	2,637	2,637
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
Cash and Cash Equivalents: The book values of cash and due from banks and federal funds sold and purchased are considered to be equal to fair value as a result of the short-term nature of these items.
Investment Securities and Deferred Compensation Assets and Liabilities: Fair values are determined in the same manner as previously disclosed.
Loans: The estimated fair value of loans held for investment is measured based upon discounted future cash flows using current rates for similar loans. Loans held for sale are recorded at lower of cost or estimated fair value. The fair value of loans held for sale is determined based upon the market sales price of similar loans.
Accrued Interest Receivable and Payable: The book value is considered to be equal to the fair value due to the short-term nature of instrument.
Bank-Owned Life Insurance: Fair value is determined by stated contract values.
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
FHLB and Other Indebtedness: Fair value has been estimated based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.
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
Note 13. Derivatives and Hedging Activities
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

(In Thousands)	June 30, 2009	December 31, 2008	June 30, 2008
Interest rate swap	$50,000	$50,000	$50,000
IRLC’s	7,314	10,500	7,201
As of June 30, 2009, December 31, 2008 and June 30, 2008, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	June 30, 2009		December 31, 2008		June 30, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value	Location	Value
Derivatives designated as hedges
Interest rate swap	Other assets	$—	Other assets	$—	Other assets	$—

Total		$—		$—		$—

Derivatives not designated as hedges
IRLC’s	Other assets	$23	Other assets	$39	Other assets	$19

Total		$23		$39		$19

Total derivatives		$23		$39		$19

	Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value	Location	Value
Derivatives designated as hedges
Interest rate swap	Other liabilities	$2,745	Other liabilities	$3,327	Other liabilities	$1,342

Total		$2,745		$3,327		$1,342

Derivatives not designated as hedges
IRLC’s	Other liabilities	$47	Other liabilities	$16	Other liabilities	$46

Total		$47		$16		$46

Total derivatives		$2,792		$3,343		$1,388

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
Interest Rate Lock Commitments. In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan market. During the period of loan origination and prior to the sale of the loans in the secondary market, the Company has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline.” A pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an IRLC. Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. During the term of an IRLC, the Company has the risk that interest rates will change from the rate quoted to the borrower.
The Company’s balance of mortgage loans held for sale is subject to changes in fair value, due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of the warehouse declines in value when interest rates increase and rises in value when interest rates decrease.
Effect of Derivatives and Hedging Activities on the Income Statement
For the quarters ended June 30, 2009 and 2008, the Company has determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments under SFAS 133 for the three- and six-month periods ended June 30, 2009 and 2008.

Derivatives not		Amount of Gain/(Loss)
designated as hedging	Location of Gain/(Loss)	Recognized in Income on Derivative
instruments under	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
SFAS 133	Derivative	2009	2008	2009	2008
IRLC’s	Other income	$(107)	$(33)	$(77)	$(3)

Total		$(107)	$(33)	$(77)	$(3)

Counterparty Credit Risk. Like other financial instruments, derivatives contain an element of “credit risk.” Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee. The Company reviews its counterparty risk regularly and has determined that, as of June 30, 2009, there is no significant counterparty credit risk.

Note 14. Subsequent Events
Subsequent events have been evaluated through August 13, 2009, the date of financial statement issuance.
On July 8, 2009, the Company redeemed all 41,500 outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1 and liquidation preference $1,000 per share, that were issued to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program. The aggregate purchase price paid by the Company to the Treasury for the preferred stock was approximately $41.81 million, including approximately $305 thousand of accrued and unpaid dividends. The Company expects to recognize a deemed dividend of approximately $972 thousand associated with the discount in the third quarter of 2009.

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
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.20 billion at June 30, 2009. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through more than fifty locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc., a North Carolina-based full-service insurance agency offering commercial and personal lines (“GreenPoint”). The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.
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
These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”);

•	Inflation, interest rate, market and monetary fluctuations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of users to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes;

•	The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	The growth and profitability of non-interest or fee income being less than expected;

•	Changes in the level of our non-performing assets and charge-offs;

•	The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the FASB or other accounting standards setters;

•	Possible other-than-temporary impairments of securities held by us;

•	The impact of current governmental efforts to restructure the U.S. financial regulatory system;

•	Changes in consumer spending and savings habits; and

•	Unanticipated regulatory or judicial proceedings.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors and other risks and uncertainties are discussed in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q, which revise certain risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and add certain new risk factors.
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
COMPANY OVERVIEW
The Company is a financial holding company which operates within the five-state region of Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services. The Company reported total assets of $2.20 billion at June 30, 2009.
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
The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC. The Bank’s Trust Division and IPC manage assets with an aggregate market value of $811 million, as of June 30, 2009. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.

RECENT MARKET DEVELOPMENTS
The global and U.S. economies continue to experience significantly reduced business activity as a result of recessionary economic conditions and disruptions in the financial system. Dramatic declines in home prices and increasing foreclosures and unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and to loan portfolios, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Further adverse effects could have an adverse impact on the Company and its business.
MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY
On April 2, 2009, the Company signed a definitive agreement providing for the acquisition of TriStone Community Bank (“TriStone”), a $152.42 million state-chartered commercial bank headquartered in Winston-Salem, North Carolina. Under the terms of this merger agreement, subject to dissenter's rights, shares of TriStone were exchanged for .5262 shares of the company's common stock, resulting in a purchase price of approximately $10.73 million. TriStone was merged with and into the Company's wholly-owned national bank subsidiary, First Community Bank, N.A., on July 31, 2009, and at acquisition, had total assets of approximately $165.53 million, loans of approximately $132.23 million, and deposits of approximately $142.22 million.
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
The Company opened a new branch location in Grafton, West Virginia, in June 2009 and in Richmond, Virginia, in July 2009.
RESULTS OF OPERATIONS
Overview
Net income available to common shareholders for the three months ended June 30, 2009, was $1.83 million, or $0.14 per basic and diluted share, compared with $6.24 million, or $0.57 per basic and $0.56 per diluted share, for the three months ended June 30, 2008, a decrease of $4.41 million, or 70.71%. Return on average assets was 0.34% for the three months ended June 30, 2009, compared with 1.23% for the same period in 2008. Return on average common equity for the three months ended June 30, 2009, was 3.82% compared with 12.08% for the three months ended June 30, 2008. The main reasons for the decrease in net income between the three months ended June 30, 2009 and 2008, were increased provisions for loan losses, net securities impairments, and a special assessment by the Federal Deposit Insurance Corporation (“FDIC”) of $988 thousand.
Net income available to common shareholders for the six months ended June 30, 2009, was $6.49 million, or $0.53 per basic and diluted share, compared with $12.55 million, or $1.14 per basic and $1.13 per diluted share, for the six months ended June 30, 2008, a decrease of $6.06 million, or 48.32%. Return on average assets was 0.60% for the six months ended June 30, 2009, compared with 1.22% for the same period in 2008. Return on average common equity for the six months ended June 30, 2009, was 7.07% compared with 11.87% for the six months ended June 30, 2008. The main reasons for the decrease in net income between the six months ended June 30, 2009 and 2008, were increased provisions for loan losses, net securities impairments, and a special assessment by the FDIC.
Net Interest Income — Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $16.32 million for the three months ended June 30, 2009, compared with $16.63 million for the corresponding period in 2008, a decrease of $304 thousand, or 1.83%. Tax-equivalent net interest income totaled $17.09 million for the three months ended June 30, 2009, a decrease of $633 thousand, or 3.57%, from $17.73 million for the second quarter of 2008. The decrease in tax-equivalent net interest income was due primarily to decreases in loan and investment yields as a result of the precipitous declines in benchmark interest rates, including the Prime Rate, since late 2007.
Compared with the second quarter of 2008, average earning assets increased $75.08 million while interest-bearing liabilities increased $120.56 million during the three months ended June 30, 2009. The changes include the impact of the Coddle Creek acquisition in November 2008. The yield on average earning assets decreased 60 basis points to 5.71% from 6.31% between the three months ended June 30, 2009 and 2008, respectively. Total cost of interest-bearing liabilities decreased 42 basis points between the second quarters of 2008 and 2009, which resulted in a net interest rate spread that was 17 basis points lower at 3.42% for the second quarter of 2009 compared with 3.59% for the same period last year. The Company’s tax-equivalent net interest margin of 3.62% for the three months ended June 30, 2009 decreased 30 basis points from 3.92% for the same period of 2008.
The rate earned on loans decreased 59 basis points to 6.19% from 6.78% for the three months ended June 30, 2009 and 2008, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a profound impact on loan yields throughout 2008 and 2009 and when combined with the addition of Coddle Creek resulted in a net decrease of $324 thousand, or 1.63%, in tax-equivalent loan interest income for the second quarter of 2009 compared with the second quarter of 2008.
During the three months ended June 30, 2009, the tax-equivalent yield on available-for-sale securities decreased 28 basis points to 5.16%, while the average balance decreased by $55.3 million, or 9.03%, compared with the same period in 2008. The decline in average balance was due largely to declines in the fair value of available-for-sale securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the second quarter of 2008, average interest-bearing balances with banks increased to $57.89 million during the second quarter of 2009, as the yield decreased 190 basis points to 0.27% during the same period. Interest-bearing balances with banks are comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the second quarter of 2009 decreased along with decreases in short-term benchmark interest rates. The Company maintained a strong liquidity position in the second quarter to balance the risks associated with the fed funds market and general economic conditions.
Compared with the same period in 2008, the average balances of interest-bearing demand deposits increased $23.61 million, or 13.56%, while the average rate paid during the second quarter of 2009 increased by two basis points. During the three months ended June 30, 2009, the average balances of savings deposits increased $9.36 million, or 3.03%, while the average rate paid decreased 87 basis points compared to the same period in 2008. Average time deposits increased $206.32 million, or 32.23%, while the average rate paid on time deposits decreased 63 basis points from 3.69% in the second quarter of 2008 to 3.06% in the second quarter of 2009. The level of average non-interest-bearing demand deposits decreased $16.03 million, or 7.37%, to $201.67 million during the quarter ended June 30, 2009, compared with the corresponding period of the prior year. The overall increase in the level of average deposits reflects the addition of Coddle Creek. Movements within the deposit types reflect customers seeking yield enhancement and safety within FDIC-insured products.
Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $52.24 million, or 33.98%, to $101.53 million for the second quarter of 2009 while the rate decreased 74 basis points to 1.32% during the same period. The decrease in average balance can be largely attributed to the customers converting retail repurchase agreements to certificates of deposit and businesses using cash during difficult economic times. There were no fed funds purchased on average during the second quarter of 2009, compared with $9.93 million in the same period in 2008. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate increased 201 basis points between the two periods due to structure within those borrowings. The average balance of FHLB borrowings and other long-term debt decreased by $56.56 million, or 21.37%, in the second quarter of 2009 to $208.10 million, while the rate paid on those borrowings decreased 15 basis points.
Net Interest Income — Year-to-Date Comparison (See Table II)
Net interest income was $32.75 million for the six months ended June 30, 2009, compared with $32.99 million for the corresponding period in 2008, a decrease of $231 thousand, or 0.70%. Tax-equivalent net interest income totaled $34.44 million for the six months ended June 30, 2009, a decrease of $774 thousand, or 2.20%, from $35.22 million for the first half of 2008. The decrease in tax-equivalent net interest income was due primarily to decreases in loan and investment yields as a result of the precipitous declines in benchmark interest rates, including the Prime Rate, since late 2007.
Compared with the first half of 2008, average earning assets increased $49.20 million while interest-bearing liabilities increased $106.47 million during the six months ended June 30, 2009. The changes include the impact of the Coddle Creek acquisition in November 2008. The yield on average earning assets decreased 63 basis points to 5.84% from 6.47% between the six months ended June 30, 2009 and 2008, respectively. Total cost of interest-bearing liabilities decreased 61 basis points between the second quarters of 2008 and 2009, which resulted in a net interest rate spread that was two basis points lower at 3.47% for the first half of 2009 compared with 3.49% for the same period last year. The Company’s tax-equivalent net interest margin of 3.68% for the six months ended June 30, 2009 decreased 17 basis points from 3.85% for the same period of 2008.
The rate earned on loans decreased 71 basis points to 6.23% from 6.94% for the six months ended June 30, 2009 and 2008, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a profound impact on loan yields throughout 2008 and 2009, resulting in a net decrease of $1.59 million, or 3.85%, in tax-equivalent loan interest income for the first half of 2009 compared with the first half of 2008.
During the six months ended June 30, 2009, the tax-equivalent yield on available-for-sale securities decreased 7 basis points to 5.55%, while the average balance decreased by $82.52 million, or 13.36%, compared with the same period in 2008. The decline in average balance was due to declines in the fair value of available-for-sale securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the first half of 2008, average interest-bearing balances with banks increased to $65.71 million during the first half of 2009, as the yield decreased 258 basis points to 0.24% during the same period. Interest-bearing balances with banks is comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the first half of 2009 decreased along with decreases in short-term benchmark interest rates.
Compared with the same period in 2008, the average balances of interest-bearing demand deposits increased $25.85 million, or 15.37%, while the average rate paid during the first half of 2009 remained constant with the same period of 2008 at 0.17%. During the six months ended June 30, 2009, the average balances of savings deposits decreased $2.56 million, or 0.80%, while the average rate paid decreased 92 basis points compared to the same period in 2008. Average time deposits increased $195.82 million, or 29.83%, while the average rate paid on time deposits decreased 86 basis points from 4.00% in the first half of 2008 to 3.14% in the first half of 2009. The level of average non-interest-bearing demand deposits decreased $14.84 million, or 6.89%, to $200.50 million during the half ended June 30, 2009, compared with the corresponding period of the prior year. The overall increase in the level of average deposits reflects the addition of Coddle Creek. Movements within the deposit types reflect customers seeking yield enhancement within FDIC insured products.
Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $47.69 million, or 31.44%, to $103.98 million for the first half of 2009, while the rate decreased 100 basis points to 1.40% during the same period. The decrease in average balance can be largely attributed to the customers converting retail repurchase agreements to certificates of deposit and businesses using cash during difficult economic times. There were no fed funds purchased on average during the first half of 2009, compared with $5.88 million in the same period in 2008. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate increased 117 basis points between the two periods. The average balance of FHLB borrowings and other long-term debt decreased by $59.07 million, or 21.83%, in the first half of 2009 to $211.51 million, while the rate paid on those borrowings decreased 36 basis points.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,269,584	$19,588	6.19%	$1,180,813	$19,912	6.78%
Securities available for sale	557,110	7,169	5.16%	612,411	8,278	5.44%
Securities held to maturity	7,824	164	8.40%	10,927	273	10.05%
Interest-bearing deposits	57,885	39	0.27%	13,171	71	2.17%

Total Earning Assets	1,892,403	26,960	5.71%	1,817,322	28,534	6.31%
Other assets	288,376			228,451

TOTAL ASSETS	$2,180,779			$2,045,773

LIABILITIES
Interest-bearing deposits
Demand deposits	$197,710	$81	0.17%	$174,100	$65	0.15%
Savings deposits	317,700	540	0.68%	308,344	1,188	1.55%
Time deposits	846,560	6,454	3.06%	640,236	5,865	3.68%

Total interest-bearing deposits	1,361,970	7,076	2.08%	1,122,680	7,118	2.55%
Borrowings
Federal funds purchased	—	—		9,932	60	2.43%
Retail repurchase agreements	101,525	333	1.32%	153,768	789	2.06%
Wholesale repurchase agreements	50,000	465	3.73%	50,000	214	1.72%
FHLB borrowings and other indebtedness	208,103	1,994	3.84%	264,661	2,627	3.99%

Total borrowings	359,627	2,792	3.11%	478,361	3,690	3.10%

Total interest-bearing liabilities	1,721,597	9,868	2.30%	1,601,041	10,808	2.72%

Non-interestbearing demand deposits	201,670			217,704
Other liabilities	24,419			19,368
Stockholders’ Equity	233,093			207,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,180,779			$2,045,773

Net Interest Income, Tax Equivalent		$17,093			$17,726

Net Interest Rate Spread (3)			3.42%			3.59%

Net Interest Margin (4)			3.62%			3.92%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,280,394	$39,584	6.23%	$1,193,147	$41,169	6.94%
Securities available for sale	535,326	14,741	5.55%	617,843	17,276	5.62%
Securities held to maturity	8,147	336	8.31%	11,501	515	9.00%
Interest-bearing deposits	65,713	78	0.24%	17,887	251	2.82%

Total Earning Assets	1,889,580	54,739	5.84%	1,840,378	59,211	6.47%
Other assets	289,273			228,202

TOTAL ASSETS	$2,178,853			$2,068,580

LIABILITIES
Interest-bearing deposits
Demand deposits	$193,983	$160	0.17%	$168,138	$140	0.17%
Savings deposits	315,146	1,196	0.77%	317,702	2,675	1.69%
Time deposits	852,258	13,287	3.14%	656,440	13,044	4.00%

Total interest-bearing deposits	1,361,387	14,643	2.17%	1,142,280	15,859	2.79%
Borrowings
Federal funds purchased	—	—		5,875	79	2.70%
Retail repurchase agreements	103,983	723	1.40%	151,675	1,809	2.40%
Wholesale repurchase agreements	50,000	975	3.93%	50,000	687	2.76%
FHLB borrowings and other indebtedness	211,511	3,956	3.77%	270,583	5,561	4.13%

Total borrowings	365,494	5,655	3.12%	478,133	8,136	3.42%

Total interest-bearing liabilities	1,726,881	20,298	2.37%	1,620,413	23,995	2.98%

Non-interestbearing demand deposits	200,497			215,338
Other liabilities	25,064			20,159
Stockholders’ Equity	226,410			212,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,178,853			$2,068,580

Net Interest Income, Tax Equivalent		$34,442			$35,216

Net Interest Rate Spread (3)			3.47%			3.49%

Net Interest Margin (4)			3.68%			3.85%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (changes in the average rate times the prior year’s average volume), and (iii) changes in rate/volume (change in the average column times the change in average rate)

	Three Months Ended				Six Months Ended
	June 30, 2009 Compared to 2008				June 30, 2009 Compared to 2008
	$ Increase/(Decrease) due to				$ Increase/(Decrease) due to
			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest Earned On:
Loans (1)	$1,501	$(1,748)	$(77)	$(324)	$3,002	$(4,168)	$(419)	$(1,585)
Securities available-for-sale (1)	(750)	(420)	61	(1,109)	(2,301)	(215)	(19)	(2,535)
Securities held-to-maturity (1)	(78)	(45)	13	(109)	(150)	(39)	10	(179)
Interest-bearing deposits with other banks	242	(62)	(211)	(32)	669	(229)	(613)	(173)

Total interest-earning assets	915	(2,275)	(214)	(1,574)	1,221	(4,651)	(1,041)	(4,472)

Interest Paid On:
Demand deposits	9	6	1	16	21	(1)	(1)	20
Savings deposits	36	(667)	(17)	(648)	(21)	(1,462)	4	(1,479)
Time deposits	1,895	(1,000)	(306)	589	3,880	(2,774)	(864)	243
Fed funds purchased	(60)	—	0	(60)	(79)	—	(0)	(79)
Retail repurchase agreements	(269)	(287)	100	(456)	(567)	(749)	231	(1,086)
Wholesale repurchase agreement	—	250	1	251	—	290	(2)	288
FHLB borrowings and other long-term debt	(563)	(98)	28	(633)	(1,211)	(485)	90	(1,605)

Total interest-bearing liabilities	1,048	(1,796)	(194)	(941)	2,024	(5,181)	(541)	(3,698)

Change in net interest income, tax-equivalent	$(133)	$(480)	$(21)	$(633)	$(803)	$529	$(500)	$(774)

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
There was significant disruption and volatility in the financial and capital markets during 2008 and the first six months of 2009. Turmoil in the mortgage market adversely impacted both domestic and global markets, resulting in a credit and liquidity crisis. The disruption has been exacerbated by significant declines in valuations within the real estate and housing markets. Decreases in real estate values could adversely affect the value of property used as collateral for loans, including loans originated by the Company. In addition, adverse changes in the economy, particularly continued high rates of unemployment, may have a negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.

The allowance for loan losses was $16.68 million at June 30, 2009, $15.98 million at December 31, 2008 and $13.43 million at June 30, 2008. The Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2009 and 2008, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
Allowance for loan losses
Beginning balance	$16,555	$12,862	$15,978	$12,833
Provision for loan losses	2,552	937	4,639	1,260
Charge-offs	(2,681)	(1,198)	(4,411)	(2,164)
Recoveries	252	832	472	1,504

Net charge-offs	(2,429)	(366)	(3,939)	(660)

Ending balance	$16,678	$13,433	$16,678	$13,433

The total allowance for loan losses to loans held for investment ratio was 1.31% at June 30, 2009, compared with 1.23% at December 31, 2008, and 1.14% at June 30, 2008. Management considers the allowance adequate based upon its analysis of the portfolio as of June 30, 2009. Management believes that it uses relevant information available to make determinations about the allowance. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.
Throughout the second quarter and first half of 2009, the Company incurred net charge-offs of $2.43 million and $3.94 million, respectively, compared with $366 thousand and $660 thousand in the respective periods of 2008. Annualized net charge-offs for the second quarter and first half of 2009 were 0.77% and 0.62%, respectively. The Company made provisions for loan losses of $2.55 million and $4.64 million for the second quarter and first half of 2009, respectively, compared to $937 thousand and $1.26 million in the respective periods of 2008. The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2008. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income for the second quarter of 2009 was $5.62 million compared with $7.72 million in the same period of 2008, a decrease of $2.10 million, or 27.21%. Wealth management revenues increased $35 thousand, or 3.19%, to $1.13 million for the three months ended June 30, 2009, compared with the same period in 2008. IPC added several large accounts during 2008 and 2009, which offset revenue decline caused by asset devaluation. Service charges on deposit accounts increased $28 thousand, or 0.81%, to $3.49 million for the three months ended June 30, 2009, compared with the same period in 2008. The increase is smaller than recent quarters’ increases due to lower consumer spending and a generally higher rate of savings. Other service charges, commissions, and fees increased $69 thousand, or 6.48%, to $1.13 million for the three months ended June 30, 2009, compared with the same period in 2008. Insurance commissions for the second quarter of 2009 were $1.64 million, an increase of $493 thousand, or 43.02%, over 2008. Increased insurance commissions reflect revenue increases associated with agency acquisitions made by GreenPoint throughout 2008. Other operating income was $349 thousand for the three months ended June 30, 2009, a decrease of $454 thousand, or 56.54%, compared with the same period in 2008. Other operating income was down due largely to decreases in dividends on FHLB stock. At June 30, 2009, the Company recognized $3.78 million of other-than-temporary impairment on three pooled trust preferred securities and several smaller equity security holdings. During the second quarter of 2009, securities gains of $1.65 million were realized, compared with a gain of $150 thousand in the comparable period in 2008.
Noninterest income for the first half of 2009 was $14.05 million compared with $16.87 million in the same period of 2008, a decrease of $2.82 million, or 16.72%. Wealth management revenues increased $120 thousand, or 6.01%, to $2.12 million for the six months ended June 30, 2009, compared with the same period in 2008. IPC added several large accounts during 2008 and 2009, which offset revenue decline caused by asset devaluation. Service charges on deposit accounts increased $86 thousand, or 1.31%, to $6.65 million for the six months ended June 30, 2009, compared with the same period in 2008. The increase is smaller than recent increases due to lower consumer spending and a generally higher rate of savings. Other service charges, commissions, and fees increased $126 thousand, or 5.77%, to $2.31 million for the six months ended

June 30, 2009, compared with the same period in 2008. Insurance commissions for the first half of 2009 were $3.96 million, an increase of $1.47 million, or 58.88%, over 2008. Increased insurance commissions reflect revenue increases associated with agency acquisitions made by GreenPoint throughout 2008 including its largest acquisition to date in the fourth quarter of 2008. Other operating income was $935 thousand for the six months ended June 30, 2009, a decrease of $726 thousand, or 43.71%, compared with the same period in 2008. Other operating income was down due largely to decreases in dividends on FHLB stock. Through June 30, 2009, the Company recognized $2.29 million of other-than-temporary impairment on three pooled trust preferred securities and several smaller equity security holdings. During the first half of 2009, securities gains of $2.05 million were realized, compared with a gain of $1.97 million in the comparable period in 2008.
Noninterest Expense
Noninterest expense totaled $16.14 million for the quarter ended June 30, 2009, an increase of $1.38 million, or 9.38%, from the same period in 2008. Salaries and benefits for the second quarter of 2009 decreased $175 thousand, or 2.31%, compared to the same period in 2008. Salaries and benefits at GreenPoint increased $360 thousand over the prior second quarter, a result of new agency acquisitions; salaries and benefits at the new branches from Coddle Creek were $291 thousand. Decreases in general bank staffing levels and benefits largely offset the increases. Occupancy and furniture and fixtures expenses increased between the comparable periods with the addition of GreenPoint and the Coddle Creek branches. Other non-interest expense totaled $4.89 million for the second quarter of 2009, an increase of $141 thousand, or 2.97%, from $4.75 million for the second quarter of 2008.
Over the course of the last three quarters, the FDIC has announced increases in deposit insurance premiums, as well as proposals to levy special assessments. Deposit insurance premiums and assessments were $1.29 million and $1.48 million for the three- and six-month periods ended June 30, 2009. The company expects that quarterly premiums for the remainder of 2009 could approximate $400 thousand, The FDIC special assessment for the period ended June 30, 2009 totaled $988 thousand. The FDIC is considering another special assessment; however, the Company is unable to estimate the level of any additional assessments at this time.
Noninterest expense totaled $31.34 million for the six months ended June 30, 2009, an increase of $295 thousand, or 0.95%, from the same period in 2008. Salaries and benefits for the first half of 2009 decreased $99 thousand, or 0.64%, compared to the same period in 2008. Salaries and benefits at GreenPoint increased $798 thousand over the prior first half, a result of new agency acquisitions; salaries and benefits at the new branches from Coddle Creek were $632 thousand. Decreases in general bank staffing levels and benefits largely offset the increases. Occupancy and furniture and fixtures expenses increased between the comparable periods with the addition of GreenPoint and the Coddle Creek branches. Other non-interest expense totaled $9.25 million for the first half of 2009, a decrease of $86 thousand, or 0.92%, from $9.33 million for the first half of 2008 despite the addition of insurance agencies and Coddle Creek, primarily through cost reduction programs implemented throughout the first half of 2009.
Income Tax Expense
Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, and tax credits generated by investments in low income housing and historic building rehabilitations.
For the second quarter of 2009, income taxes were $843 thousand compared with $2.42 million for the second quarter of 2008. For the quarters ended June 30, 2009 and 2008, the effective tax rates were 25.95% and 27.91%, respectively. The decrease in the effective rate is due largely to the reduction in taxable income from the impairment charges. For the six months ended June 30, 2009, income taxes were $3.19 million compared with $5.00 million for the same period in 2008. For the six months ended June 30, 2009 and 2008, the effective tax rates were 29.46% and 28.48%, respectively. The increase in the effective tax rate is due largely to decreases in tax-free municipal security income and income from bank-owned life insurance.
FINANCIAL CONDITION
Total assets at June 30, 2009, increased $69.90 million, or 3.28%, to $2.20 billion from December 31, 2008. The increase reflects net increases in the customer deposits as a result of deposit campaigns and a general movement of funds into FDIC-insured products and continued loan payoffs.

Securities
Available-for-sale securities were $521.88 million at June 30, 2009, compared with $520.72 million at December 31, 2008, an increase of $1.16 million, or 0.22%. Held-to-maturity securities declined to $7.73 million at June 30, 2009, compared with $8.67 million at December 31, 2008.
During the second quarter, the Company recognized other-than-temporary impairment charges in earnings related to three pooled trust preferred securities of $3.37 million. During the three- and six-month periods ended June 30, 2009, the Company recognized impairment charges on equity securities of $406 thousand and $615 thousand, respectively.
For a more detailed discussion of activities regarding investment securities, please see Note 3 to the Financial Statements.
Loan Portfolio
Loans Held for Sale: The $802 thousand balance of loans held for sale at June 30, 2009, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments on loans committed but not closed at June 30, 2009, was $7.31 million on 53 loans.
Loans Held for Investment: Total loans held for investment were $1.27 billion at June 30, 2009, representing a decline of $28.72 million from December 31, 2008, and an increase of $88.34 million from June 30, 2008. The average loan to deposit ratio decreased to 81.19% for the second quarter of 2009, compared with 86.01% for the fourth quarter of 2008 and 88.10% for the second quarter of 2008. Year-to-date average loans of $1.28 billion increased $87.25 million when compared to 2008.
Over the course of the last four years, the Company has taken measures to enhance its commercial underwriting standards. The more stringent underwriting has sustained credit quality; however, these measures, coupled with a reduced complement of commercial loan officers, have resulted in decreases in the loan portfolio. The Company also continues to realize net payoffs in the area of consumer finance, as it competes with credit card lenders and captive automobile finance companies.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of June 30, 2009, December 31, 2008, and June 30, 2008.

	June 30, 2009		December 31, 2008		June 30, 2008
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$83,873	6.61%	$85,034	6.55%	$85,833	7.27%
Commercial real estate	410,473	32.33%	407,638	31.40%	385,870	32.67%
Residential real estate	594,646	46.85%	602,573	46.42%	490,519	41.53%
Construction	112,361	8.85%	130,610	10.06%	144,094	12.20%
Consumer	62,077	4.89%	66,258	5.10%	67,572	5.72%
Other	6,014	0.47%	6,046	0.47%	7,219	0.61%

Total	$1,269,443	100.00%	$1,298,159	100.00%	$1,181,107	100.00%

Loans Held for Sale	$802		$1,024		$1,522

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $15.26 million at June 30, 2009, $14.09 million at December 31, 2008, and $4.63 million at June 30, 2008. The percentage of non-performing assets to total loans and OREO was 1.20% at June 30, 2009, 1.08% at December 31, 2008, and 0.39% at June 30, 2008.

The following schedule details non-performing assets by category at the close of each of the quarters ended June 30, 2009 and 2008, and December 31, 2008.

	June 30,	December 31,	June 30,
(In Thousands)	2009	2008	2008
Non-accrual	$11,645	$12,763	$4,126
Ninety days past due and accruing	—	—	—
Other real estate owned	3,615	1,326	500

Total non-performing assets	$15,260	$14,089	$4,626

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $3.62 million at June 30, 2009, and is carried at the lesser of estimated net realizable value or cost. OREO increased from December 31, 2008 as non-performing loans were converted to foreclosed real estate.
Deposits and Other Borrowings
Total deposits increased by $43.60 million, or 2.90%, during the first six months of 2009. Non interest-bearing demand deposits increased $2.83 million to $202.54 million at June 30, 2009, compared with $199.71 million at December 31, 2008. Interest-bearing demand deposits increased $10.79 million to $195.91 million at June 30, 2009. Savings increased $1.86 million, or 0.60%, and time deposits increased $28.12 million, or 3.47%, during the first half of 2009. The Company’s increase in deposits is likely due to increasing customer household savings, a desire for FDIC insured deposit products, and a flow of funds out of equity markets.
Securities sold under repurchase agreements decreased $12.11 million, or 7.30%, in the first six months of 2009 to $153.80 million. There were no federal funds purchased outstanding at June 30, 2009, as the Company maintained strong liquidity through the second quarter.
Stockholders’ Equity
Total stockholders’ equity increased $63.21 million, or 28.69%, from $220.34 million at December 31, 2008, to $283.55 million at June 30, 2009. In June 2009, we completed the sale of 5.29 million shares of our common stock in a public offering. The purchase price was $12.50 per share, and net proceeds from the sale totaled approximately $61.67 million. Other changes in equity were the result of net earnings of $8.70 million, less preferred dividends of $1.15 million, common dividends declared of $2.85 million, the cumulative effect adjustment of $6.13 million, and other comprehensive loss of $3.94 million.
On November 21, 2008, we completed the issuance of $41.5 million of Series A perpetual preferred stock and a related warrant under the U.S. Department of the Treasury’s (“Treasury”) voluntary TARP Capital Purchase Program (“CPP”). The warrant represents the right to purchase 176,546 shares of our common stock at an initial exercise price of $35.26 per share. On July 8, 2009, we repurchased the $41.5 million in preferred stock from the Treasury. We did not repurchase the warrants, so the Treasury has the option to sell the warrants in the open market to a third party.
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2009, the Company’s total capital to risk-weighted assets ratio was 14.55% compared with 12.91% at December 31, 2008. The Company’s Tier 1 capital to risk-weighted assets ratio was 13.69% at June 30, 2009, compared with 11.92% at December 31, 2008. The Company’s Tier 1 leverage ratio at June 30, 2009, was 12.54% compared with 9.75% at December 31, 2008. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels. Regulatory capital ratios increased from December 31, 2008, primarily because of the common stock offering, offset by the treatment of certain debt securities when rated below investment grade.

PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At June 30, 2009, the Company maintained liquidity in the form of cash and cash equivalent balances of $116.10 million, unpledged securities available-for-sale of $166.61 million, and total FHLB credit availability of approximately $91.05 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represents a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
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
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure. At June 30, 2009, net interest income modeling shows the Company to be in a relatively neutral position.

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
The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of June 30, 2009, and December 31, 2008, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are affected. As of June 30, 2009, the Federal Open Market Committee maintains a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points unrealistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.
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

Rate Sensitivity Analysis
(Dollars in Thousands)	June 30, 2009
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$3,260	4.8	$11,848	4.9
100	2,178	3.2	16,734	6.9
(100)	221	0.3	(12,078)	(5.0)

	December 31, 2008
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$1,479	2.3	$(8,040)	(3.7)
100	1,493	2.3	719	0.3
(100)	1,874	2.9	(21,443)	(9.9)
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 1A. Risk Factors
The below risk factors revise certain risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and add certain new risk factors.
RISK FACTORS
Risks Related to Ownership of Our Common Stock
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.
Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:
•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used, or services offered, by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	Changes in government regulations; and

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.
The trading volume in our common stock is less than that of other larger financial services companies which may adversely affect the price of our common stock.
Although our common stock is traded on The NASDAQ Global Select Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the our stock price to fall.

An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.
There may be future sales or other dilutions of our equity which may adversely affect the market price of our common stock.
We generally are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, our stockholders bear the risk of any future stock issuances reducing the market price of our common stock and diluting their stock holdings in us. The exercise of any options granted to directors, executive officers and other employees under our stock compensation plans, the issuance of shares of common stock in acquisitions and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock, and the existence of options, or shares of our common stock reserved for issuance as restricted shares of our common stock, may materially adversely affect the terms upon which we may be able to obtain additional capital in the future through the sale of equity securities. In addition, future issuances of shares of our common stock will be dilutive to existing stockholders.
In connection with our TARP CPP financing, the Treasury received a warrant to purchase 176,546 shares of our common stock at an initial per share exercise price of $35.26, subject to adjustment, which expires ten years from the issuance date. The issuance of any additional shares of common stock as a result of exercise of the warrant held by the Treasury or the issuance of any other common stock or convertible securities could dilute the ownership interest of our existing common stockholders. The market price of our common stock could decline as a result of future sales of our common stock as well as other sales of a large block of shares of our common stock in the market, or the perception that such sales could occur.
Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources or, if the Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes or preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.
The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent we require such dividends in the future, may affect our ability to pay our obligations and pay dividends.
We are a separate legal entity from the Bank and our other subsidiaries, and we do not have significant operations of our own. We have historically depended on the Bank’s cash and liquidity as well as dividends to pay our operating expenses and dividends to stockholders. Recently, we announced a reduction of the quarterly dividend paid on our common stock to $0.10 per share. The reduction in the dividend rate was made primarily to enhance the Company’s capital position, and we expect such reduction to be temporary.
The availability of dividends from the Bank is limited by various statutes and regulations. Under the National Bank Act, without prior approval from the Office of the Comptroller of the Currency, or OCC, the Bank’s primary regulator, a national bank such as the Bank may not declare and pay dividends in any year in excess of an amount equal to the sum of the total of the net income of the bank for that year and the retained net income of the bank for the preceding two years. As a result of reduced net income during 2008 due to impairment charges on certain of our investment securities and increased provisions for loan losses, as well as the payment of a special dividend by the Bank to permit us to purchase certain trust preferred securities from the Bank in order to reduce the Bank’s holdings of the securities of certain issuers in order to comply with regulatory limits on investment concentrations, we currently need to receive permission of the OCC for the Bank to pay dividends to us. We believe that our cash and liquid securities are sufficient to pay our expenses and dividend obligations to our stockholders for 2009 without the need for any dividend from the Bank. However, there can be no assurance that the Bank’s future earnings will be sufficient to permit it to pay dividends to us without the approval of the OCC, or that we will have the capacity to pay dividends on our common stock without dividends from the Bank. In addition, it is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends sufficient to satisfy our obligations or is otherwise unable to pay dividends to us, we may not be able to service our obligations as they become due, including payments required to be made to the FCBI Capital Trust, our business trust subsidiary, or to pay dividends on our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect our financial condition, results of operations, cash flows and prospects.
Potential acquisitions may disrupt our business and dilute stockholder value.
In recent years we have been an active acquirer of other entities, both in the banking and insurance sectors. We have sought merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•	Potential exposure to unknown or contingent liabilities of the target company;

•	Exposure to potential asset quality issues of the target company;

•	Difficulty and expense of integrating the operations and personnel of the target company;

•	Potential disruption to our business;

•	Potential diversion of our management’s time and attention;

•	The possible loss of key employees and customers of the target company;

•	Difficulty in estimating the value of the target company; and

•	Potential changes in banking or tax laws or regulations that may affect the target company.
We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.
Risks Related to Our Business
Changes in the fair value of our securities may reduce our stockholders’ equity and net income.
At June 30, 2009, $521.88 million of our securities were classified as available-for-sale. At such date, the aggregate unrealized losses on our available-for-sale securities was $102.84 million. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no further credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.
We conduct a periodic review and evaluation of the entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which we consider in our analysis of debt securities include, but are not limited to, intent to sell the security, evidence available to determine if it is more-likely-than not that the Company will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. We generally view changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. For the year ended December 31, 2008, we reported a non-cash other-than-temporary impaired, or OTTI, charge of $29.9 million on our debt securities portfolio. Upon adoption of a new accounting accounting principle, we recaptured $10.2 of the December 31, 2008 impairment charge as a non-credit related impairment.
Factors that we consider in our analysis of equity securities include, but are not limited to: intent to sell the security before recovery of the cost, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer conditions or general market or industry conditions.
We continue to monitor the fair value of our entire securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.
If dividends paid on our investment in the Federal Home Loan Bank of Atlanta continue to be suspended, or if our investment is classified as OTTI or as permanently impaired, our earnings and/or stockholders’ equity could decrease.
We own common stock of the FHLB-Atlanta, to qualify for membership in the Federal Home Loan Bank system and to be eligible to borrow funds under the FHLB’s advance program. There is no market for our FHLB common stock. The FHLB has reported losses for the quarter ended June 30, 2009 and the year ended December 31, 2008, primarily due to an OTTI charge on its private-label mortgage backed securities portfolio. As a result of the losses, the FHLB also suspended the dividend paid on its common stock. The continued suspension of the dividend will decrease our income. In an extreme situation, it is possible that the capitalization of the FHLB could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB common stock could be deemed OTTI at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.
The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:
•	Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

•	The processes we use to estimate our allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

•	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs; and

•	We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

•	As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, and (ii) the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Based on net interest income simulations conducted as of June 30, 2009, the Company is in a relatively neutral position with respect to interest rate “shocks” that simulate decreases in interest rates of 1.0% and increases in interest rates of 1.0% and 2.0%.
The Bank’s allowance for loan losses may not be adequate to cover actual losses.
Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Bank’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although we believe that the Bank’s allowance for loan losses is adequate to provide for probable losses, we cannot assure you that we will not need to increase the Bank’s allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.
Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.
There was significant disruption and volatility in the financial and capital markets during 2008 and the first six months of 2009. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. As a consequence of the difficult economic environment, we experienced losses, resulting primarily from significant provisions for loan losses and substantial impairment charges on our investment securities. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve in the near term, in which case we could continue to experience losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges. A further deterioration in economic conditions, particularly within our geographic region, could result in the following consequences, any of which could have a material adverse effect on our business:
•	Loan delinquencies may further increase causing additional increases in our provision and allowance for loan losses;

•	Problem assets and foreclosures may continue to increase;

•	Demand for our products and services may further decline; and

•	Collateral for loans made by the Bank, especially real estate, may continue to decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.
The declining real estate market could impact our business.
Our business activities are conducted in Virginia, West Virginia, North Carolina, South Carolina, Tennessee and the surrounding region. During 2008 and the first six months of 2009, the real estate market in these regions experienced declines with falling home prices and increased foreclosures. As our net charge-offs increased during this period and in recognition of the continued deterioration in the real estate market and corresponding expected further increases in non-performing assets, we increased our provision for loan losses during 2008 and the first six months of 2009. A continued downturn in this regional real estate market could hurt our business because of the geographic concentration within this regional area and because the vast majority of our loans are secured by real estate. If there is a further decline in real estate values, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.
Our level of credit risk is increasing due to our focus on commercial and construction lending, and the concentration on small businesses and middle market customers with heightened vulnerability to economic conditions.
As of June 30, 2009, our largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $3.24 million ($3.24 million is committed as of such date) and $12.98 million, respectively. At such date, our commercial business loans amounted to $89.42 million, or 7.03% of our total loan portfolio, and our commercial real estate loans amounted to $410.36 million, or 32.26% of our total loan portfolio. Commercial business and commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business and commercial real estate loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Bank’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by us in recent years and the borrowers may not have experienced a complete business or economic cycle.
In addition to commercial real estate and commercial business loans, we hold a portfolio of construction loans. At June 30, 2009, our construction loans amounted to $112.59 million, or 8.85% of our total loan portfolio. Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, we may be confronted with projects that, upon completion, have values which are below the loan amounts. The nature of the allowance for loan losses requires that we must use assumptions regarding, among other factors, individual loans and the economy. While we are not aware of any specific, material impediments impacting any of our builder/developer borrowers at this time, there continues to be nationwide reports of significant problems which have adversely affected many property developers and builders as well as the institutions that have provided them loans. If any of the builder/developers to which we have extended construction loans experience the type of difficulties that are being reported, it could have adverse consequences upon our future results of operations.
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
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $15.26 million at June 30, 2009, $14.1 million at December 31, 2008, and $3.5 million at December 31, 2007. We had $6.37 million of net loan charge-offs for the quarter ended June 30, 2009, compared to $5.4 million and $2.4 million in net loan charge-offs for the years ended December 31, 2008 and 2007, respectively. Our provision for loan losses was $2.55 million for the quarter ended June 30, 2009, $7.4 million for the year ended December 31, 2008, and $717 thousand for the year ended December 31, 2007. At June 30, 2009, the ratios of our allowance for loan losses to non-accrual loans and to total loans outstanding was 143.22% and 1.31%, respectively. Additional increases in our non-performing assets or loan charge-offs may require us to increase our allowance for loan losses, which would have an adverse effect upon our future results of operations.
We and our subsidiaries are subject to extensive regulation which could adversely affect us.
Our and our subsidiaries’ operations are subject to extensive regulation and supervision by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Banking regulations governing our operations are primarily intended to protect depositors’

funds, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. These laws, rules and regulations, or any other laws, rules or regulations, that may be adopted in the future, could make compliance more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank and otherwise adversely affect our business, financial condition or prospects.
On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the EESA, was signed into law. Pursuant to the EESA, the Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the Treasury of certain troubled assets from financial institutions and the direct purchase by the Treasury of equity of financial institutions. There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. In addition, current initiatives of President Obama’s Administration and Congress may adversely affect our financial condition and results of operations.
The financial services industry could face increased regulation and supervision as a result of the existing financial crisis. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities. The affects of such recently enacted, and proposed, legislation and regulatory programs on us cannot reliably be determined at this time.
We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us and our subsidiaries, which could hurt our business.
Our business operations are conducted in Virginia, West Virginia, North Carolina, South Carolina, Tennessee and the surrounding region. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.
Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than us, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to continue the Bank’s loan and deposit growth and our business, financial condition and prospects may be negatively affected.
The FDIC is imposing an emergency assessment on financial institutions, which will decrease our earnings in 2009.
On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution will not exceed ten basis points times the institution’s domestic deposit assessment base for the second quarter 2009 risk-based assessment. The FDIC will collect the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, we estimate the impact of the special assessment to be approximately $988 thousand. An additional special assessment later in 2009 is probable, but the amount is uncertain at this time.

We may fail to realize the anticipated benefits of the TriStone Acquisition.
On July 31, 2009, we completed our acquisition of TriStone. However, we will face certain risks in integrating TriStone’s business with ours. Among other things, we may be assuming greater risks in the loans to be acquired from TriStone as their loan underwriting standards are not the same as ours. The success of the merger with TriStone will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of TriStone and the Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of the Bank nor result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, we will make fair value estimates of certain assets and liabilities in recording the merger. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the merger.
Our goodwill may be determined to be impaired.
As of June 30, 2009, the carrying amount of our goodwill and other intangible assets was $89.53 million. The Company tests goodwill for impairment on an annual basis, or more frequently if necessary. According to SFAS No. 142, “Goodwill and Other Intangible Assets,” quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If we were to determine that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the value of the goodwill on our balance sheet. This, in turn, would result in a charge against earnings and, thus, a reduction in our stockholders’ equity and certain related capital measures.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities
There were no open market purchases by the Company of its equity securities during the three months ended June 30, 2009. The maximum number of shares that may yet be purchased under a publicly announced plan at June 30, 2009, was 668,358 shares. The Company’s stock repurchase plan allows for the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and remains open. The Company held 431,642 shares in treasury at June 30, 2009.
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on April 28, 2009.

(b)	The following directors were elected to serve a three-year term through the date of the 2012 Annual Meeting of Stockholders:

I. Norris Kantor, A. A. Modena, William P. Stafford, II

The following directors’ terms continued after the Annual Meeting:

Franklin P. Hall, Allen T. Hamner, John M. Mendez, Robert E. Perkinson, and William P. Stafford

(c)	Three proposals were voted upon at the annual meeting, which included: 1) the election of the aforementioned directors as the Class of 2012; 2) ratification of the selection of Dixon Hughes PLLC, Asheville, North Carolina, as independent registered public accountants for the year ending December 31, 2008; and 3) approval, on a non-binding advisory basis, the Company’s named executive officer compensation. The results of the proposals and voting are as follows:
Proposal 1. Election of Directors:

		Votes	For All
	Votes For	Withheld	Except
I. Norris Kantor	8,956,476	384,048	91,947
A. A. Modena	8,929,404	384,048	119,019
William P. Stafford, II	8,670,847	384,048	377,576
Proposal 2. Ratification of the selection of Dixon Hughes PLLC as independent registered public accountants:

Votes For	9,095,202
Votes Against	303,512
Votes Abstained	33,756
Proposal 3. Approval, on a non-binding advisory basis, the Company’s named executive officer compensation:

Votes For	7,901,769
Votes Against	1,466,195
Votes Abstained	64,505
ITEM 5. Other Information
Not Applicable
ITEM 6. Exhibits
(a)	Exhibits

Exhibit
No.	Exhibit

2.1	Reserved.

2.2	Agreement and Plan of Merger dated April 2, 2009, among First Community Bancshares, Inc. and TriStone Community Bank (25)

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Certificate of Designation Series A Preferred Stock (22)

3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Form of Certificate for the Series A Preferred Stock (22)

4.6	Warrant to purchase 176,546 shares of common stock of First Community Bancshares, Inc (22)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)

Exhibit
No.	Exhibit

10.7	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Reserved.

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

10.10	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	Reserved.

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	Reserved.

10.14	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)

10.16	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)

10.17	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)

10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)

10.19	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)

10.20	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo (26)

10.21	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly (26)

10.22	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills (26)

10.23	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell (26)

10.24	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert L. Schumacher (26)

10.25	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown (25)

10.25	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans (25)

31.1*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

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

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005.
Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and
Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Reserved.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Reserved.

(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

(25)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.

(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: August 13, 2009

/s/ John M. Mendez John M. Mendez
President & Chief Executive Officer
(Principal Executive Officer)
DATE: August 13, 2009

/s/ David D. Brown David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350