Form 10-Q
period 2009-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2009-11-06
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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
☐ Yes            ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Class — Common Stock, $1.00 Par Value; 17,671,828 shares outstanding as of October 30, 2009

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended September 30, 2009

PART I.
ITEM 1. Financial Statements
PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008*
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$32,017	$39,310
Federal funds sold	19,888	—
Interest-bearing balances with banks	3,352	7,129

Total cash and cash equivalents	55,257	46,439
Securities available-for-sale	575,800	520,723
Securities held-to-maturity	7,452	8,670
Loans held for sale	4,376	1,024
Loans held for investment, net of unearned income	1,396,617	1,298,159
Less allowance for loan losses	17,444	15,978

Net loans held for investment	1,379,173	1,282,181
Premises and equipment	57,695	55,024
Other real estate owned	3,955	1,326
Interest receivable	9,046	10,084
Goodwill and other intangible assets	90,134	89,612
Other assets	115,453	118,231

Total Assets	$2,298,341	$2,133,314

Liabilities
Deposits:
Noninterest-bearing	$198,107	$199,712
Interest-bearing	1,464,350	1,304,046

Total Deposits	1,662,457	1,503,758
Interest, taxes and other liabilities	24,374	27,423
Securities sold under agreements to repurchase	147,042	165,914
FHLB borrowings and other indebtedness	198,932	215,877

Total Liabilities	2,032,805	1,912,972

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 0 shares issued at September 30, 2009, and 41,500 issued December 31, 2008	—	40,419
Common stock, $1 par value; 25,000,000 shares authorized; 18,082,874 shares issued at September 30, 2009, and 12,051,234 issued December 31, 2008, including 402,494 and 483,785 shares in treasury, respectively	18,083	12,051
Additional paid-in capital	192,799	128,526
Retained earnings	102,920	107,231
Treasury stock, at cost	(12,768)	(15,368)
Accumulated other comprehensive loss	(35,498)	(52,517)

Total Stockholders’ Equity	265,536	220,342

Total Liabilities and Stockholders’ Equity	$2,298,341	$2,133,314

*	Derived from audited financial statements.
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars In Thousands, Except Per Share Data)	2009	2008	2009	2008
Interest Income
Interest and fees on loans held for investment	$21,064	$19,266	$60,619	$60,394
Interest on securities-taxable	4,562	5,567	14,903	17,101
Interest on securities-nontaxable	1,449	1,708	4,527	5,775
Interest on federal funds sold and deposits	55	9	133	260

Total interest income	27,130	26,550	80,182	83,530
Interest Expense
Interest on deposits	6,998	6,684	21,641	22,543
Interest on borrowings	2,596	3,543	8,251	11,679

Total interest expense	9,594	10,227	29,892	34,222

Net interest income	17,536	16,323	50,290	49,308
Provision for loan losses	3,418	3,461	8,057	4,721

Net interest income after provision for loan losses	14,118	12,862	42,233	44,587

Noninterest Income
Wealth management income	971	957	3,088	2,954
Service charges on deposit accounts	3,659	3,808	10,307	10,370
Other service charges and fees	1,156	1,040	3,467	3,225
Insurance commissions	1,567	1,240	5,523	3,730
Total impairment losses on securities	(26,405)	(51)	(63,180)	(51)
Portion of loss recognized in other comprehensive income	(4,406)	—	28,384	—

Net impairment losses recognized in earnings	(30,811)	(51)	(34,796)	(51)
Security gains	866	163	2,930	2,133
Acquisition gain	4,493	—	4,493	—
Other operating income	815	675	1,750	2,336

Total non-interest (loss) income	(17,284)	7,832	(3,238)	24,697

Noninterest Expense
Salaries and employee benefits	7,860	7,371	23,131	22,741
Occupancy expense of bank premises	1,266	1,297	4,202	3,717
Furniture and equipment expense	928	924	2,758	2,798
Amortization of intangible assets	262	166	751	484
FHLB debt prepayment fees	—	—	88	1,647
FDIC premiums and assessments	1,109	62	2,584	141
Merger-related expenses	1,505	—	1,580	—
Other operating expense	4,838	4,570	14,011	13,904

Total noninterest expense	17,768	14,390	49,105	45,432

(Loss) income before income taxes	(20,934)	6,304	(10,110)	23,852
Income tax (benefit) expense	(9,633)	1,753	(6,444)	6,751

Net (loss) income	(11,301)	4,551	(3,666)	17,101
Dividends on preferred stock	1,011	—	2,160	—

Net (loss) income available to common shareholders	$(12,312)	$4,551	$(5,826)	$17,101

Basic earnings (loss) per common share	$(0.71)	$0.42	$(0.42)	$1.56
Diluted earnings (loss) per common share	$(0.71)	$0.41	$(0.42)	$1.54

Dividends declared per common share	$0.10	$0.28	$0.30	$0.84

Weighted average basic shares outstanding	17,427,434	10,956,867	13,918,599	10,992,901
Weighted average diluted shares outstanding	17,427,434	11,034,059	13,918,599	11,071,925
See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In Thousands)	2009	2008
Operating activities:
Net (loss) income	$(3,666)	$17,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,057	4,721
Depreciation and amortization of premises and equipment	2,986	2,785
Intangible amortization	751	484
Net investment amortization and accretion	1,024	(292)
Net gain on the sale of assets	(3,008)	(2,070)
Net gain on acquisitions	(4,493)	—
Mortgage loans originated for sale	(26,147)	(28,299)
Proceeds from sales of mortgage loans	25,538	29,137
Gain on sales of loans	(59)	(167)
Deferred income tax benefit	(17,752)	(330)
Decrease in interest receivable	1,635	3,309
Net impairment losses recognized in earnings	34,796	51
Other operating activities, net	3,656	2,471

Net cash provided by operating activities	23,318	28,901

Investing activities:
Proceeds from sales of securities available-for-sale	126,632	97,232
Proceeds from maturities and calls of securities available-for-sale	50,334	80,997
Proceeds from maturities and calls of securities held-to-maturity	1,238	3,042
Purchase of securities available-for-sale	(218,388)	(108,124)
Net decrease in loans held for investment	19,559	54,828
Proceeds from the redemption of FHLB stock	351	—
Cash provided by divestures and acquisitions, net	21,299	—
Proceeds from sales of equipment	218	23
Purchase of premises and equipment	(3,909)	(6,002)

Net cash (used in) provided by investing activities	(2,666)	121,996

Financing activities:
Net increase in demand and savings deposits	15,645	8,088
Net increase (decrease) in time deposits	357	(51,987)
Net decrease in federal funds purchased	—	11,000
Net decrease in securities sold under agreement to repurchase	(18,872)	(27,039)
Net decrease in FHLB and other borrowings	(25,122)	(75,196)
FHLB debt prepayment fees	(88)	(1,647)
Net proceeds from the issuance of common stock	61,668	—
Redemption of preferred stock	(41,500)	—
Proceeds from the exercise of stock options	20	440
Excess tax benefit from stock-based compensation	2	49
Acquisition of treasury stock	(13)	(4,222)
Preferred dividends paid	(1,079)	—
Common dividends paid	(2,852)	(9,227)

Net cash used in financing activities	(11,834)	(149,741)

Increase in cash and cash equivalents	8,818	1,156
Cash and cash equivalents at beginning of period	46,439	52,746

Cash and cash equivalents at end of period	$55,257	$53,902

Supplemental information — Noncash items
Transfer of loans to other real estate	$5,404	$1,413
Cumulative effect adjustment, net of tax*	$6,131	$—
Dividends declared on common stock	$1,764	$—

*	In accordance with FASB Accounting Standards Codification Investments-Debt and Equity Securities Topic 320
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in Thousands)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance January 1, 2008	$—	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Comprehensive income:
Net income	—	—	—	17,101	—	—	17,101
Other comprehensive loss - See note 9	—	—	—	—	—	(50,116)	(50,116)

Comprehensive loss	—	—	—	17,101	—	(50,116)	(33,015)

Cumulative effect of change in accounting principle	—	—	—	(813)	—	—	(813)
Common dividends declared	—	—	—	(9,227)	—		(9,227)
Acquisition of 132,100 treasury shares	—	—	—	—	(4,222)	—	(4,222)
Acquisition of GreenPoint Insurance Group - 7,728 shares issued	—	—	22	—	245	—	267
Equity-based compensation expense	—	—	161	—	—	—	161
Tax benefit from exercise of stock options	—	—	122	—	—	—	122
Option exercises - 22,323 shares	—	—	(268)	—	708	—	440

Balance September 30, 2008	$—	$11,499	$108,862	$124,731	$(16,882)	$(57,399)	$170,811

Balance January 1, 2009	$40,419	$12,051	$128,526	$107,231	$(15,368)	$(52,517)	$220,342

Cumulative effect of change in accounting principle	—	—	—	6,131	—	(6,131)	—
Comprehensive income:
Net income (loss)	—	—	—	(3,666)	—	—	(3,666)
Other comprehensive income - See note 9	—	—	—	—	—	23,150	23,150

Comprehensive income	—	—	—	(3,666)	—	23,150	19,484

Preferred dividend, net	1,081	—	(37)	(2,160)	—	—	(1,116)
Common dividends declared	—	—	—	(4,616)	—	—	(4,616)
Redemption of preferred stock	(41,500)	—	—	—	—	—	(41,500)
Acquisition of 1,000 treasury shares	—	—	—	—	(13)	—	(13)
Acquisition of TriStone Community Bank 741,588 shares issued	—	742	9,386	—	—	—	10,128
Issuance of vested shares - 700 shares	—	—	(22)	—	22	—	—
Equity-based compensation expense	—	—	105	—	—	—	105
Common stock issuance - 5,290,000 shares issued	—	5,290	56,378	—	—	—	61,668
Retirement plan contribution - 79,591 shares issued	—	—	(1,495)	—	2,527	—	1,032
Option exercises - 2,000 shares	—	—	(42)	—	64	—	22

Balance September 30, 2009	$—	$18,083	$192,799	$102,920	$(12,768)	$(35,498)	$265,536

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
Earnings Per Share
Basic earnings per share is determined by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average shares outstanding, which includes the dilutive effect of stock options, warrants and contingently issuable shares. The dilutive effects of stock options, warrants, and contingently issuable shares are not considered in the three- and nine-month periods ended September 30, 2009, because of the reported net loss available to common shareholders. Basic and diluted net income per common share calculations follow:

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Amounts in Thousands, Except Share and Per Share Data)	2009	2008	2009	2008
Net (loss) income available to common shareholders	$(12,312)	$4,551	$(5,826)	$17,101

Weighted average shares outstanding	17,427,434	10,956,867	13,918,599	10,992,901
Dilutive shares for stock options	—	54,712	—	56,544
Contingently issuable shares	—	22,480	—	22,480
Common stock warrants	—	—	—	—

Weighted average dilutive shares outstanding	17,427,434	11,034,059	13,918,599	11,071,925

Basic (loss) earnings per share	$(0.71)	$0.42	$(0.42)	$1.56
Diluted (loss) earnings per share	$(0.71)	$0.41	$(0.42)	$1.54
For the three- and nine-month periods ended September 30, 2009, options and warrants to purchase 562,337 and 541,292 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per common share because the exercise price was greater than the market price of our common stock and the Company incurred losses, accordingly, they would have an anti-dilutive effect. Likewise, options to purchase 10,000 shares of common stock were excluded from the 2008 computations of diluted earnings per common share because their effect would be anti-dilutive.
Recent Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Statement Update (“ASU”) No. 2009-08, “Earnings per Share — Amendments to Section 260-10-S99.” This update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — “Measuring Liabilities at Fair Value.” ASU 2009-05 provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The updated also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The update is effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-03, SEC Update — Amendments to Various Topics Containing SEC Staff Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. The update did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued ASU No. 2009-01 (formerly Statement No. 168), Topic 105 — “Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” The Codification became the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and supersedes all non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009, and did not have an impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new guidance impacting FASB Accounting Standards Codification (“ASC”) Topic 810-10 (formerly Statement No. 167), “Amendments to FASB Interpretation No. 46(R).” The new guidance contains criteria for determining the primary beneficiary, eliminates the exception to consolidating qualifying special purpose entities (“QSPE’s”), requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. The guidance is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly-consolidated VIEs). The Company does not expect the standard to have a material effect on its financial condition, results of operations, or liquidity.
In June 2009, the FASB issued new guidance impacting FASB ASC Topic 860 (formerly Statement No. 166), “Accounting for Transfers of Financial Assets.” The guidance eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. The guidance is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date, and are not expected to have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued new guidance impacting FASB ASC Topic 805 (formerly Statement No. 141R), “Business Combinations.” The new guidance establishes principles and requirements for how an acquirer recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The guidance recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The guidance also defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquiree achieves control. Additionally this statement determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In connection with its January 1, 2009 adoption the Company has expensed costs associated with recently announced transactions. This standard impacted the accounting of the transaction related to the acquisition of TriStone Community Bank that closed on July 31, 2009, including the recording of an acquisition gain of $4.49 million.
Note 2. Mergers, Acquisitions, and Branching Activity
On July 31, 2009, the Company completed the acquisition of TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina. TriStone had two full service locations in Winston-Salem, North Carolina. At acquisition, TriStone had total assets of approximately $166.82 million, loans of approximately $132.23 million, and deposits of approximately $142.27 million. The overall acquisition cost was approximately $10.78 million based on the issuance of 741,588 shares of the Company’s common stock at a stock price of $13.60 at the date of the merger and cash consideration of approximately $649 thousand for dissenting shareholders representing 90,680 shares of TriStone common stock. Shares of TriStone were exchanged for .5262 shares of the Company’s common stock. The Company acquired TriStone to augment its market presence and human resources in the Winston-Salem, North Carolina region.
The TriStone merger is being accounted for under the acquisition method of accounting in accordance with FASB ASC Topic 805 on Business Combinations. The statement of net assets acquired as of July 31, 2009 is presented in the following table. The purchased assets and assumed fair value of liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair value becomes available. The fair value of the portfolio of loans with no credit deterioration of $124.50 million is provisional, pending final valuations for those assets. After the initial valuation was completed, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all assets acquired and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a preliminary gain on the acquisition of $4.49 million. Goodwill and bargain purchase gains created in business combinations are generally not taxable. For the three- and nine-month periods ended September 30, 2009, the Company incurred expenses related to the merger of $1.51 million and $1.58 million, respectively.
Revenue of $1.45 million and net income of $642 thousand for the period of August 1, 2009, to September 30, 2009 included in the consolidated financial statements is related to the newly acquired TriStone. TriStone’s results of operations prior to the acquisition are not included in the Company’s statements of income.
Acquisition of TriStone Community Bank

(In thousands)
Consideration:
Common Stock - 741,588 shares	$10,082
Cash paid for dissenting shares	649
Cash in lieu of fractional shares	4
Option consideration	42

Fair value of total consideration paid	$10,777

Recognized amounts of assets acquired and liabilities assumed:
Cash and cash equivalents	$21,948
Investments	8,656
Loans, net	130,808
Premises and equipment, net	2,112
Other assets	1,624

Identifiable assets	165,148
Deposits	141,833
Other liabilities, primarily FHLB advances	8,045

Identifiable liabilities	149,878
Identifiable net assets	15,270

Gain on purchase	$(4,493)

The proforma consolidated condensed statements of income for the Company and TriStone for the nine months ended September 30, 2009 and 2008 are presented below as if the combination had occurred on January 1. The unaudited proforma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.
The proforma purchase accounting adjustments related to investments, loans and leases, deposits, and other borrowed funds are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to identifiable intangibles, which totaled $1.31 million, are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods. The proforma consolidated condensed statements of income do not reflect any adjustments to TriStone’s historical provision for credit losses. The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

	For the Nine Months ended September 30, 2009
			ProForma	ProForma
(Dollars In Thousands)	First Community	TriStone	Adjustments	Combined
Interest Income	$78,847	$5,453	$199	$84,499
Interest Expense	29,463	2,466	(427)	31,502

Net interest income	49,384	2,987	626	52,997
Provision for loan losses	8,057	175	—	8,232

Net interest income after provision for loan losses	41,327	2,812	626	44,765
Noninterest Income	(3,860)	929	4,493	1,562
Noninterest Expense	51,161	3,564	1,580	56,305

Income (loss) before income taxes	(13,694)	177	3,539	(9,978)
Income tax expense (benefit)	(7,529)	—	1,085	(6,444)

Net income (loss)	(6,165)	177	2,454	(3,534)
Dividends on preferred stock	2,160	—	—	2,160

Net income (loss) available to common shareholders	$(8,325)	$177	$2,454	$(5,694)

	For the Nine Months ended September 30, 2008
			ProForma	ProForma
(Dollars In Thousands)	First Community	TriStone	Adjustments	Combined
Interest Income	$83,530	$5,644	$199	$89,373
Interest Expense	34,222	2,890	(427)	36,685

Net interest income	49,308	2,754	626	52,688
Provision for loan losses	4,721	537	—	5,258

Net interest income after provision for loan losses	44,587	2,217	626	47,430
Noninterest Income	24,748	481	4,493	29,722
Noninterest Expense	45,483	2,974	1,580	50,037

Income (loss) before income taxes	23,852	(276)	3,539	27,115
Income tax expense (benefit)	6,751	—	1,085	7,836

Net income (loss)	17,101	(276)	2,454	19,279
Dividends on preferred stock	—	—	—	—

Net income (loss) available to common shareholders	$17,101	$(276)	$2,454	$19,279

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses, which include loans purchased in the TriStone acquisition. Purchased impaired loans are accounted for under the Loans and Debt Securities Acquired with Deteriorated Credit Quality Topic 310-30 of FASB ASC when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include measures such as credit scores, decline in collateral value, past due and nonaccrual status. Generally, acquired loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC Topic 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Purchased performing loans are recorded at fair value, including a credit component. The fair value adjustment is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to the acquisition.
The carrying amount of acquired loans at July 31, 2009 consisted of loans with credit deterioration, or impaired loans, and loans with no credit deterioration, or performing loans. The following table presents the acquired performing loans receivable at the acquisition date of July 31, 2009. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

(In thousands)	July 31, 2009
Contractually required principal payments to balance sheet received	$124,973
Fair value of adjustment for credit, interest rate, and liquidity	(472)

Fair value of loans receivable, with no credit deterioration	$124,501

The following table presents the acquired impaired loans receivable at the acquisition date of July 31, 2009, and September 30, 2009. The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan. The Company has not noted any further deterioration in the acquired impaired loans.

(In thousands)	July 31, 2009	September 30, 2009
Contractually required principal payments to balance sheet receivable	$6,862	$5,712
Nonaccretable difference	(1,670)	(1,340)

Present value of cash flows expected to be collected	5,192	4,372
Accretable difference	(149)	(135)

Fair value of acquired impaired loans	$5,043	$4,237

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
The Company opened a new branch location in Richmond, Virginia, in July 2009.

Note 3. Investment Securities
As of September 30, 2009 and December 31, 2008, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	September 30, 2009
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(In thousands)	Cost	Gains	Losses	Value	AOCI
U.S. Government agency securities	$66,191	$697	$—	$66,888	$—
States and political subdivisions	134,885	4,092	(481)	138,496	—
Trust preferred securities:
Single issue	55,586	—	(18,132)	37,454	—
Pooled	60,116	—	(37,014)	23,102	(31,862)

Total trust preferred securities	115,702	—	(55,146)	60,556	(31,862)
Mortgage-backed securities:
Agency	284,092	6,875	(361)	290,606	—
Non-Agency prime residential	6,166	—	(627)	5,539	—
Non-Agency Alt-A residential	20,968	—	(9,437)	11,531	(9,437)

Total mortgage-backed securities	311,226	6,875	(10,425)	307,676	(9,437)
Equities	2,312	208	(336)	2,184	—

Total	$630,316	$11,872	$(66,388)	$575,800	$(41,299)

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(In thousands)	Cost	Gains	Losses	Value	AOCI
U.S. Government agency securities	$53,425	$1,393	$—	$54,818	$—
States and political subdivisions	163,042	864	(4,487)	159,419	—
Trust preferred securities:
Single Issue	55,491	—	(21,950)	33,541	—
Pooled	93,269	—	(60,757)	32,512	—

Total trust preferred securities	148,760	—	(82,707)	66,053	—
Mortgage-backed securities:
Agency	212,315	4,649	(2)	216,962	—
Non-Agency prime residential	7,423	—	(1,657)	5,766	—
Non-Agency Alt-A residential	10,750	—	—	10,750	—

Total mortgage-backed securities	230,488	4,649	(1,659)	233,478	—
Equities	7,979	357	(1,381)	6,955	—

Total	$603,694	$7,263	$(90,234)	$520,723	$—

As of September 30, 2009, and December 31, 2008, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	September 30, 2009
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$7,452	$143	$—	$7,595

Total	$7,452	$143	$—	$7,595

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$8,670	$133	$(1)	$8,802

Total	$8,670	$133	$(1)	$8,802

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In thousands)	Cost	Fair Value
Due within one year	$1,081	$1,089
Due after one year but within five years	7,125	7,326
Due after five years but within ten years	89,295	92,201
Due after ten years	219,277	165,324

	316,778	265,940
Mortgage-backed securities	311,226	307,676
Equity securities	2,312	2,184

Total	$630,316	$575,800

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity, at September 30, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In thousands)	Cost	Fair Value
Due within one year	$1,091	$1,103
Due after one year but within five years	4,225	4,312
Due after five years but within ten years	2,136	2,180
Due after ten years	—	—

Total	$7,452	$7,595

The carrying value of securities pledged to secure public deposits and for other purposes required by law was $375.95 million and $377.56 million at September 30, 2009 and December 31, 2008, respectively.
During the three months ended September 30, 2009, net gains on the sale of securities were $866 thousand. Gross gains were $1.01 million while gross losses were $144 thousand. During the nine months ended September 30, 2009, net gains on the sale of securities were $2.93 million. Gross gains were $3.85 million while gross losses were $924 thousand.

The following table reflects those investments in an unrealized loss position at September 30, 2009, and December 31, 2008.

	September 30, 2009
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$3,706	$(129)	$16,297	$(352)	$20,003	$(481)
Trust preferred securities:
Single Issue	—	—	37,454	(18,132)	37,454	(18,132)
Pooled	—	—	23,102	(37,014)	23,102	(37,014)

Total trust preferred securities	—	—	60,556	(55,146)	60,556	(55,146)
Mortgage-backed securities:
Agency	70,403	(360)	41	(1)	70,444	(361)
Prime residential	—	—	5,539	(627)	5,539	(627)
Alt-A residential	11,531	(9,437)	—	—	11,531	(9,437)

Total mortgage-backed securities	81,934	(9,797)	5,580	(628)	87,514	(10,425)
Equity securities	452	(70)	961	(266)	1,413	(336)

Total	$86,092	$(9,996)	$83,394	$(56,392)	$169,486	$(66,388)

	December 31, 2008
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$85,374	$(2,948)	$16,413	$(1,539)	$101,787	$(4,487)
Trust preferred securities:
Single Issue	—	—	30,693	(21,950)	30,693	(21,950)
Pooled	—	—	29,567	(60,757)	29,567	(60,757)

Total trust preferred securities	—	—	60,260	(82,707)	60,260	(82,707)
Mortgage-backed securities:
Agency	42,674	(1)	43	(1)	42,717	(2)
Prime residential	5,766	(1,657)	—	—	5,766	(1,657)
Alt-A residential	—	—	—	—	—	—

Total mortgage-backed securities	48,440	(1,658)	43	(1)	48,483	(1,659)
Equity securities	2,167	(1,161)	2,201	(220)	4,368	(1,381)

Total	$135,981	$(5,767)	$78,917	$(84,467)	$214,898	$(90,234)

At September 30, 2009, the combined depreciation in value of the 85 individual securities in an unrealized loss position was approximately 29.43% of the combined reported value of the aggregate securities portfolio. At December 31, 2008, the combined depreciation in value of the 310 individual securities in an unrealized loss position was approximately 17.04% of the combined reported value of the aggregate securities portfolio.
The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). The analysis differs depending upon the type of investment security being analyzed. First, for debt securities we have determined that we do not intend to sell securities that are impaired and have asserted that it is not more likely than not that we will have to sell impaired securities before recovery of the impairment occurs. Our assertion is based upon our investment strategy for the particular type of security, the Company’s cash flow needs, liquidity position, capital adequacy and interest rate risk position.
For analysis of non-beneficial interest debt securities, we analyze several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered. If it is determined that there is evidence that the impairment will not be recovered, we perform a present value calculation to determine the amount of credit related impairment and record any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”). During the three and nine-month periods ended September 30, 2009 and 2008, respectively, we incurred no OTTI charges related to non-beneficial interest debt securities. The impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors that did not lead to OTTI.
For analysis of beneficial interest debt securities, we review cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then OTTI has occurred. We then compare the present value of cash flows using the current yield for the current reporting period and compare it to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in OCI.
During the three- and nine- month periods ended September 30, 2009, we incurred credit-related OTTI charges related to beneficial interest debt securities of $30.53 million and $33.90 million, respectively. For the beneficial interest debt securities not deemed to have incurred OTTI, we have concluded that the primary difference in the fair value of the securities and credit impairment evident in our cash flow model is the significantly higher rate of return currently demanded by market participants in this illiquid and inactive market as compared to the rate of return that we received when we purchased the securities in a normally functioning market.
The cash flow projections for the beneficial interest pooled trust preferred securities utilize a discounted cash flow test that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral. Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each individual deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of the investments will be returned.
The expected future default assumptions for the beneficial interest pooled trust preferred securities are based upon specific credit analysis of the financial institutions that issued obligations to each deal. A watch list identifying at-risk institutions is maintained for each deal. Each institution on the watch list is assigned a probability of default ranging from 20% to 100% based on proprietary modeling methodology that utilizes a modified Texas ratio and current safety rating from a financial institution safety and soundness rating company for each institution. The total of the probability-weighted collateral projected to default is modeled to default evenly over the next two years. This resulted in higher levels of projected default than those projected defaults prior to September 30, 2009 which were based upon the approximate level of depository institution failures experienced during the savings and loan crisis in the late 1980’s and early 1990’s. Banks currently in default are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current deferrals and projected defaults.
The risk of future OTTI may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to certain financial institutions.
For the non-Agency Alt-A residential MBS, we model cash flows using the following assumptions: constant prepayment speed of 5, a customized constant default rate scenario starting at 15 for the first six quarters ramping down over the course of the next three-and-a-half years to 3 beginning with the fourth year, and a loss severity of 45. For the non-Agency prime residential MBS, we model cash flows using the following assumptions: constant prepayment speed of 5, a constant default rate of 5, and a loss severity of 10. The scenarios presented do not indicate OTTI for either security.

The following table presents in more detail the Company’s single-issue and pooled trust preferred security holdings as of September 30, 2009. These details are listed separately due to the inherent level of risk for OTTI within these portfolios.

									Current
									Quarter	Cumulative
	Current	Credit				Deferrals/Defaults		Unrealized	Credit-	Credit-
	Credit	Rating at	Issuing	Book	Fair	Actual	Percent	Loss	Related	Related
Deal Name	Rating	Purchase	Banks	Value	Value	Amount	of Deal	in OCI	OTTI	OTTI
(Dollars In Thousands)
Single-issuer
BankAmerica Cap	B	A+	1	$3,087	$2,546	None	n/a	$(541)	$—	$—
BankBoston Cap	B	A+	1	4,909	3,667	None	n/a	(1,242)	—	—
Chase Capital II	BBB+	A	1	3,620	2,578	None	n/a	(1,042)	—	—
CoreStates Capital I	A-	A+	1	2,934	1,817	None	n/a	(1,117)	—	—
First Chicago NDB CA	BBB+	A	1	1,435	1,013	None	n/a	(422)	—	—
JPMorgan Chase Cap X	BBB+	A	1	5,012	3,292	None	n/a	(1,720)	—	—
NB-Global	B	A+	1	20,766	14,600	None	n/a	(6,166)	—	—
NTC Capital I Float	A-	A2	1	4,007	2,257	None	n/a	(1,750)	—	—
SunTrust Banks	BB+	A	1	4,940	2,589	None	n/a	(2,351)	—	—
Wachovia Cap II	A-	A+	1	4,876	3,095	None	n/a	(1,781)	—	—

				$55,586	$37,454			$(18,132)	$—	$—

Pooled
PreTSL X B1	Ca	A	58	$5,697	$2,967	$146,625	28.9%	$(2,730)	$3,110	$4,331
PreTSL XII B1	Ca	A	79	12,685	8,016	184,600	24.1%	(4,669)	6,980	7,429
PreTSL XIV B1	Ca	A	64	8,890	4,650	72,000	15.1%	(4,240)	110	110
PreTSL XVI C	Ca	A	50	1,639	838	157,150	25.9%	(801)	2,402	2,402
PreTSL XXII C1	Ca	A	82	10,050	2,575	317,500	22.9%	(7,475)	2,628	2,628
PreTSL XXIII C1	Caa3	A	70	7,963	2,811	237,500	17.1%	(5,152)	—	—
PreTSL XXVI C1	Ca	A	64	6,102	1,194	193,000	20.0%	(4,908)	909	909
SOLOSO 2007 1A A3L	Ca	A	56	—	—	113,000	27.4%	—	1,244	18,400
TRAPEZA SER 13A D	C	A	63	7,090	51	113,000	17.8%	(7,039)	13,144	13,144

				$60,116	$23,102			$(37,014)	$30,527	$49,353

The collateral underlying the pooled trust preferred securities is comprised of 86% of bank trust preferred securities and subordinated debt issuances of over 580 banks nationwide. The remaining collateral is from insurance companies and real estate investment trusts.
The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities held and not intended to be sold:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009
Estimated credit losses, beginning balance*	$23,077	$19,707
Additions for credit losses not previously recognized	19,193	30,953
Additions for credit losses previously recognized	11,334	2,944
Reduction for increases in cash flows	—	—
Reduction for realized losses	—	—

Estimated credit losses as of September 30, 2009	$53,604	$53,604

*	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.
During the first quarter of 2009, the FASB ASC Topic 320, Investments-Debt and Equity Securities, amended the assessment criteria for recognizing and measuring OTTI related to debt securities. It also amends the presentation requirements for OTTI and significantly impacted disclosures of all investment securities. In 2008, $14.47 million in pre-tax other-than-temporary impairment charges related to a non-Agency Alt-A mortgage-backed security were recognized, of which $4.25 million was credit related. As a result of the adoption in the first quarter of 2009, the Company made a cumulative effect adjustment to increase retained earnings and decrease OCI by approximately $6.13 million, net of tax. The cumulative effect adjustment represented the non-credit related portion of OTTI losses recognized in prior year earnings, net of tax. In 2008, the Company also recognized impairment charges of $15.46 million on the SOLOSO 20071A pooled trust preferred security. Based on known weaknesses in the structure of the security and the uncertainty they created, the Company determined that it was appropriate not to make a cumulative effect adjustment for that security.
For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analyst expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three- and nine-month periods ended September 30, 2009, the Company recognized OTTI charges on certain of its equity positions of $284 thousand and $899 thousand, respectively.
As a condition to membership in the FHLB system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”). The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding. The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets. At September 30, 2009, and December 31, 2008, the Company owned approximately $13.70 million and $13.17 million in FHLBA stock, respectively, which is classified as other assets. The Company’s policy is to review for impairment at each reporting period. During the nine months ended September 30, 2009, FHLBA repurchased excess activity-based stock from the Company and has recently reinstituted quarterly dividends. At September 30, 2009 FHLBA was in compliance with all of its regulatory capital requirements. Based on our review, we believe that, as of September 30, 2009, and December 31, 2008, our FHLBA stock was not impaired.
Note 4. Loans
Loans, net of unearned income, consist of the following:

	September 30, 2009		December 31, 2008
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial, financial, and agricultural	$86,068	6.16%	$85,034	6.55%
Real estate — commercial	452,670	32.41%	407,638	31.40%
Real estate — construction	137,750	9.86%	130,610	10.06%
Real estate — residential	652,155	46.70%	602,573	46.42%
Consumer	62,995	4.51%	66,258	5.10%
Other	4,979	0.36%	6,046	0.47%

Total	$1,396,617	100.00%	$1,298,159	100.00%

Loans held for sale	$4,376		$1,024

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $210.21 million and standby letters of credit and financial guarantees written of $2.17 million at September 30, 2009. Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $9.53 million at September 30, 2009.
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
The following table details the Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2009 and 2008.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Beginning balance	$16,678	$13,433	$15,978	$12,833
Provision for loan losses	3,418	3,461	8,057	4,721
Charge-offs	(2,993)	(2,601)	(7,404)	(4,765)
Recoveries	341	217	813	1,721

Ending balance	$17,444	$14,510	$17,444	$14,510

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans for the periods ended September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008
Recorded investment in loans considered to be impaired:
Impaired loans with reserves	$4,231	$4,796
Impaired loans without reserves	10,559	8,504

Total impaired loans	14,790	13,300
Allowance for loan losses related to loans considered to be impaired	1,221	678
Interest income recognized on impaired loans, year to date	397	793
Impaired loans without reserves at September 30, 2009, include $4.24 million of acquired loans with credit deterioration. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis.

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of September 30, 2009, and December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008
Interest-bearing demand deposits	$216,184	$185,117
Savings and money market deposits	351,450	309,577
Certificates of deposit	896,716	809,352

Total	$1,464,350	$1,304,046

Note 7. Borrowings
The following schedule details the Company’s Federal Home Loan Bank (“FHLB”) borrowings and other indebtedness at September 30, 2009, and December 31, 2008.

	September 30,	December 31,
(In thousands)	2009	2008
FHLB borrowings	$183,177	$200,000
Subordinated debt	15,464	15,464
Other long-term debt	291	413

Total	$198,932	$215,877

FHLB borrowings included $175.00 million in convertible and callable advances at September 30, 2009. The weighted average interest rate of all the advances was 2.46% and 3.70% at September 30, 2009, and December 31, 2008, respectively.
The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings was 3.61% at September 30, 2009. The fair value of the interest rate swap was a liability of $2.56 million at September 30, 2009.
At September 30, 2009, the FHLB advances have approximate contractual maturities between one and twelve years. The scheduled maturities of the advances are as follows:

(In thousands)	Amount
2009	$—
2010	8,177
2011	—
2012	—
2013	—
2014 and thereafter	175,000

Total	$183,177

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
Note 8. Net Periodic Benefit Cost-Defined Benefit Plans
The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory defined benefit plan for the three- and nine- month periods ended September 30, 2009.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009
Service cost	$53	$159
Interest cost	47	141

Net periodic cost	$100	$300

Note 9. Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net income and other comprehensive income and loss. The following table summarizes the components of comprehensive income and loss.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Net (loss) income	$(11,301)	$4,551	$(3,666)	$17,101
Other comprehensive income (loss)
Unrealized loss on securities available-for-sale with other-than-temporary impairment	(1,652)	—	(5,683)	—
Unrealized gain on securities available-for-sale without other-than-temporary impairment	13,050	—	9,974	—
Unrealized loss on securities available-for-sale prior to adoption of ASC Topic 320	—	(31,744)	—	(81,802)
Reclassification adjustment for losses (gains) realized in net income	(865)	(278)	(2,930)	(1,628)
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	30,811	—	34,796	—
Unrealized (loss) gain on derivative securities	187	(75)	769	(97)
Income tax effect	(15,468)	12,839	(13,776)	33,411

Total other comprehensive income (loss)	26,053	(19,258)	23,150	(50,116)

Comprehensive income (loss)	$14,752	$(14,707)	$19,484	$(33,015)

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
The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three- and nine-month periods ended September 30, 2009 and 2008.

	For the Three Months
	Ended September 30, 2009
	Community	Insurance	Parent/
(In thousands)	Banking	Services	Elimination	Total
Net interest income	$17,538	$(12)	$10	$17,536
Provision for loan losses	3,418	—	—	3,418
Noninterest income	(17,352)	1,596	(1,528)	(17,284)
Noninterest expense	18,129	1,528	(1,889)	17,768

Income (loss) before income taxes	(21,361)	56	371	(20,934)
Provision for income taxes (benefit)	(10,837)	165	1,039	(9,633)

Net loss	$(10,524)	$(109)	$(668)	$(11,301)

End of period goodwill and other intangibles	$79,127	$11,007	$—	90,134

End of period assets	$2,273,335	$11,188	$13,818	2,298,341

	For the Nine Months
	Ended September 30, 2009
	Community	Insurance	Parent/
(In thousands)	Banking	Services	Elimination	Total
Net interest income	$50,373	$(46)	$(37)	$50,290
Provision for loan losses	8,057	—	—	8,057
Noninterest income	(8,600)	5,605	(243)	(3,238)
Noninterest expense	45,321	4,640	(856)	49,105

(Loss) income before income taxes	(11,605)	919	576	(10,110)
Provision for income taxes (benefit)	(8,476)	419	1,613	(6,444)

Net (loss) income	$(3,129)	$500	$(1,037)	$(3,666)

End of period goodwill and other intangibles	$79,127	$11,007	$—	90,134

End of period assets	$2,273,335	$11,188	$13,818	2,298,341

	For the Three Months
	Ended September 30, 2008
	Community	Insurance	Parent/
(In thousands)	Banking	Services	Elimination	Total
Net interest income	$16,559	$(19)	$(217)	$16,323
Provision for loan losses	3,461	—	—	3,461
Noninterest income	3,872	1,267	2,693	7,832
Noninterest expense	13,584	1,110	(304)	14,390

Income before income taxes	3,386	138	2,780	6,304
Provision for income taxes	962	41	750	1,753

Net income	$2,424	$97	$2,030	$4,551

End of period goodwill and other intangibles	$62,142	$10,080	$—	72,222

End of period assets	$1,946,454	$10,889	$10,114	1,967,457

	For the Nine Months
	Ended September 30, 2008
	Community	Insurance	Parent/
(In thousands)	Banking	Services	Elimination	Total
Net interest income	$50,034	$(30)	$(696)	$49,308
Provision for loan losses	4,721	—	—	4,721
Noninterest income	18,510	3,757	2,430	24,697
Noninterest expense	43,422	3,147	(1,137)	45,432

Income before income taxes	20,401	580	2,871	23,852
Provision for income taxes	5,763	171	817	6,751

Net income	$14,638	$409	$2,054	$17,101

End of period goodwill and other intangibles	$62,142	$10,080	$—	72,222

End of period assets	$1,946,454	$10,889	$10,114	1,967,457

Note 12. Fair Value
ASC Topic 820 on Fair Value Measurements and Disclosure defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal, or most advantageous, market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.
ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
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
Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. Agency securities, mortgage-backed securities, municipal securities, single-issue trust preferred securities, certain pooled trust preferred securities, and certain equity securities that are not actively traded.
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
The Company maintains an active and robust problem credit identification system. When a credit is identified as exhibiting characteristics of weakening, the Company will assess the credit for potential impairment. As part of the impairment review, the Company will evaluate the current collateral value. It is the Company’s standard practice to obtain updated third party collateral valuations to assist management in measuring potential impairment of a credit.
Internal collateral valuations are generally performed in the relatively short time period between the original identification of potential impairment and receipt of the third party valuation. The internal valuation is performed by comparing the original appraisal to current local real estate market conditions and experience. If warranted, a specific allocation of the allowance for loan losses will be established at the completion of the internal evaluation. When the third party valuation is received, the results are adjusted by the estimated costs of liquidation to arrive at an estimated net realizable value. That estimated net realizable value is then compared to the outstanding loan balance to determine the amount of impairment. The specific allocation, if necessary, is adjusted to reflect the results of the updated evaluation. Impaired loans without any specific allocation have generally been written down to their net realizable value.
The Company’s Special Assets staff assumes the management of all loans determined to be impaired. While awaiting the completion of the third party evaluation, the Company generally begins to complete the tasks necessary to gain control of the collateral and prepare for liquidation, including, but not limited to engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate.

Other Real Estate Owned. The fair value of the Company’s other real estate owned is determined using current and prior appraisals, estimates of costs to sell, and proprietary qualitative adjustments. Accordingly, other real estate owned is stated at a Level 3 fair value.
The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, and December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2009
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$—	$66,888	$—	$66,888
Agency mortgage-backed securities	—	290,606	—	290,606
Non-Agency prime residential MBS	—	5,539	—	5,539
Non-Agency Alt-A residential MBS	—	11,531	—	11,531
Municipal securities	—	138,496	—	138,496
Single-issue trust preferred securities	—	37,454	—	37,454
Pooled trust preferred securities	—	—	23,102	23,102
Equity securities	2,164	20	—	2,184

Total Available-for-sale securities	2,164	550,534	23,102	575,800
Other assets	2,738	—	—	2,738
Derivative assets	—	46	—	46
Other liabilities	2,738	—	—	2,738
Derivative liabilities	—	2,582	—	2,582

	December 31, 2008
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$—	$54,818	$—	$54,818
Agency mortgage-backed securities	—	216,962	—	216,962
Non-Agency prime residential MBS	—	5,766	—	5,766
Non-Agency Alt-A residential MBS	—	10,750	—	10,750
Municipal securities	—	159,419	—	159,419
Single-issue trust preferred securities	—	33,541	—	33,541
Pooled trust preferred securities	—	4,445	28,067	32,512
Equity securities	6,811	144	—	6,955

Total Available-for-sale securities	6,811	485,845	28,067	520,723
Other assets	2,637	—	—	2,637
Derivative assets	—	39	—	39
Other liabilities	2,637	—	—	2,637
Derivative liabilities	—	3,343	—	3,343

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs.

	Available-for-Sale Securities
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2009	September 30, 2009
Beginning balance	$28,150	$28,067
Total gains or loss (realized/unrealized)
Included in earnings	(30,527)	(33,897)
Included in other comprehensive income	24,536	25,843
Paydowns and maturities	—	(33)
Transfers into Level 3	943	3,122

Ending balance September 30, 2009	$23,102	$23,102

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. The fair value of impaired loans at September 30, 2009, includes $4.24 million of acquired loans with credit deterioration. Items subjected to nonrecurring fair value adjustments at September 30, 2009, and December 31, 2008, are as follows:

	September 30, 2009
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$8,503	$8,503
Other real estate owned	—	—	3,955	3,955

	December 31. 2008
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,980	$5,980

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

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Assets
Cash and cash equivalents	$55,257	$55,257	$46,439	$46,439
Investment Securities	583,252	583,395	529,393	529,525
Loans held for sale	4,376	4,376	1,024	1,026
Loans held for investment	1,379,173	1,376,908	1,282,181	1,276,479
Accrued interest receivable	9,046	9,046	10,084	10,084
Bank owned life insurance	40,510	40,510	40,784	40,784
Derivative financial assets	46	46	39	39
Deferred compensation assets	2,738	2,738	2,637	2,637

Liabilities
Demand deposits	$198,107	$198,107	$199,712	$199,712
Interest-bearing demand deposits	216,184	216,184	185,117	185,117
Savings deposits	351,450	351,450	309,577	309,577
Time deposits	896,716	910,428	809,352	824,068
Securities sold under agreements to repurchase	147,042	157,446	165,914	177,454
Accrued interest payable	4,805	4,805	5,326	5,326
FHLB and other indebtedness	198,932	213,654	215,877	242,223
Derivative financial liabilities	2,582	2,582	3,343	3,343
Deferred compensation liabilities	2,738	2,738	2,637	2,637
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
Accrued Interest Receivable and Payable: The book value is considered to be equal to the fair value due to the short-term nature of the instrument.

Bank-owned Life Insurance: The fair value is determined by stated contract values.
Derivative Financial Instruments: The estimated fair value of derivative financial instruments is based upon the current market price for similar instruments.
Deposits and Securities Sold Under Agreements to Repurchase: Deposits without a stated maturity, including demand, interest-bearing demand, and savings accounts, are reported at their carrying value in accordance with the Financial Instruments Topic 825 of the ASC. No value has been assigned to the franchise value of these deposits. For other types of deposits and repurchase agreements with fixed maturities and rates, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on instruments with similar characteristics and maturities.
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

(In thousands)	September 30, 2009	December 31, 2008	September 30, 2008
Interest rate swap	$50,000	$50,000	$50,000
IRLC’s	9,529	10,500	4,356

As of September 30, 2009, December 31, 2008 and September 30, 2008, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	September 30, 2009		December 31, 2008		September 30, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In thousands)	Location	Value	Location	Value	Location	Value
Derivatives not designated as hedges
IRLC’s	Other assets	$46	Other assets	$39	Other assets	$3

Total		$46		$39		$3

	Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2008
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In thousands)	Location	Value	Location	Value	Location	Value
Derivatives designated as hedges
Interest rate swap	Other liabilities	$2,558	Other liabilities	$3,327	Other liabilities	$1,417

Total		$2,558		$3,327		$1,417

Derivatives not designated as hedges
IRLC’s	Other liabilities	$24	Other liabilities	$16	Other liabilities	$27

Total		$24		$16		$27

Total derivatives		$2,582		$3,343		$1,444

Interest Rate Swaps. The Company uses interest rate swap contracts to modify its exposure to interest rate risk. The Company currently employs a cash flow hedging strategy to effectively convert certain floating-rate liabilities into fixed-rate instruments. The interest rate swap is accounted for under the “short-cut” method as required by the Derivatives and Hedging Topic 815 of the ASC. Changes in fair value of the interest rate swap are reported as a component of other comprehensive income. The Company does not currently employ fair value hedging strategies.
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

Effect of Derivatives and Hedging Activities on the Income Statement
For the quarters ended September 30, 2009 and 2008, the Company has determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments for the three- and nine-month periods ended September 30, 2009 and 2008.

			Amount of Gain/(Loss)
Derivatives not	Location of Gain/(Loss)	Recognized in Income on Derivative
designated as hedging	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
instruments	Derivative	2009	2008	2009	2008
		(In Thousands)
IRLC’s	Other income	$46	$1	$(2)	$(32)

Total		$46	$1	$(2)	$(32)

Counterparty Credit Risk. Like other financial instruments, derivatives contain an element of “credit risk.” Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee. The Company reviews its counterparty risk regularly and has determined that, as of September 30, 2009, there is no significant counterparty credit risk.
Note 14. Subsequent Events
Subsequent events have been evaluated through November 6, 2009, the date of financial statement issuance.

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
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.30 billion at September 30, 2009. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through more than sixty locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc., a North Carolina-based full-service insurance agency offering commercial and personal lines (“GreenPoint”). The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.
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
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors and other risks and uncertainties are discussed in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which revise certain risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and add certain new risk factors.
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
COMPANY OVERVIEW
The Company is a financial holding company which operates within the five-state region of Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services. The Company reported total assets of $2.30 billion at September 30, 2009.
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
The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC. The Bank’s Trust Division and IPC manage assets with an aggregate market value of $841 million as of September 30, 2009. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.

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
MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY
On July 31, 2009, the Company completed the acquisition of TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina. TriStone had two full service locations in Winston-Salem, North Carolina. At acquisition, TriStone had total assets of approximately $166.82 million, loans of approximately $132.23 million, and deposits of approximately $142.27 million. Under the terms of the merger agreement, subject to dissenter’s rights, shares of TriStone were exchanged for .5262 shares of the Company’s common stock, resulting in a purchase price of approximately $10.78 million. As a result of the acquisition and purchase price allocation, a preliminary gain of approximately $4.49 million was recorded on the acquisition, which represents the excess fair market value of the net assets acquired and indentified intangibles over the purchase price.
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
The Company opened a new branch location in Richmond, Virginia in July 2009.
RESULTS OF OPERATIONS
Overview
The Company experienced the following developments in the third quarter of 2009:
•	For the third quarter of 2009 net income decreased to a loss of $11.30 million and net income available to common shareholders decreased to a loss of $12.31 million from the comparable period in 2008. Net income is reduced by accrued and deemed preferred stock dividends and amortization of a preferred stock discount to arrive at net income available to common shareholders.
•	Impairment losses of $30.81 million and $34.80 million were recorded on collateralized debt obligations and bank equity securities for the three- and nine-month periods ended September 30, 2009.
•	Net interest margin, on a tax equivalent basis, decreased 22 basis points to 3.68% for the three-months ended September 30, 2009 and 19 basis points to 3.68% for the nine-months ended September 30, 2009, as compared to the three- and nine- month periods ended September 30, 2008.
•	For the three- and nine-month periods ended September 30, 2009, earnings per common share decreased to a loss of $0.71 and $0.42, respectively, as compared to earnings of $0.42 and $1.56 in the comparable periods in the prior year. Diluted earnings per share for the three- and nine-month periods ended September 30, 2009 reflects an increase in common shares issued and outstanding due to the issuance of 741,588 shares related to the TriStone merger in July 2009, an accelerated deemed dividend related to the prepayment of $41.5 million of preferred stock, and cash dividends paid on preferred stock.
•	The allowance for loan losses as a percentage of total loans increased to 1.25% in the third quarter of 2009, as compared to 1.24% in the third quarter of 2008.

•	Average shareholders’ equity increased $67.38 million, or 34.96%, from third quarter 2008 primarily due to the sale of 5.29 million shares of common stock in June 2009, which generated net proceeds of approximately $61.67 million.
Net loss available to common shareholders for the three months ended September 30, 2009, was $12.31 million, or $0.71 per diluted share, compared with net income of $4.55 million, or $0.41 per diluted share, for the three months ended September 30, 2008, a decrease of $16.86 million. The principal cause of the decrease in net income between the three months ended September 30, 2009 and 2008 was other-than-temporary impairment of debt securities totaling $30.53 million.
Net loss available to common shareholders for the nine months ended September 30, 2009, was $5.83 million, or $0.42 per diluted share, compared with net income of $17.10 million, or $1.54 per diluted share, for the nine months ended September 30, 2008, a decrease of $22.93 million. The above referenced impairments also led to the decrease in net income between the nine months ended September 30, 2009 and 2008 coupled with increased provisions for loan losses and a special insurance premium assessment by the FDIC.
Net Interest Income — Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $17.54 million for the three months ended September 30, 2009, compared with $16.32 million for the corresponding period in 2008, an increase of $1.21 million, or 7.43%. Tax-equivalent net interest income totaled $18.33 million for the three months ended September 30, 2009, an increase of $1.07 million, or 6.17%, from $17.26 million for the third quarter of 2008. The increase in tax-equivalent net interest income was due primarily to increases in total earning assets and decreases in deposit and borrowing costs.
Compared with the third quarter of 2008, average earning assets increased $219.73 million while interest-bearing liabilities increased $205.44 million during the three months ended September 30, 2009. The changes include the impact of the November 2008 Coddle Creek and the July 2009 TriStone acquisitions. The yield on average earning assets decreased 62 basis points to 5.60% from 6.22% between the three months ended September 30, 2009 and 2008, respectively. Total cost of interest-bearing liabilities decreased 45 basis points between the third quarters of 2008 and 2009, which resulted in a net interest rate spread that was 17 basis points lower at 3.47% for the third quarter of 2009 compared with 3.64% for the same period last year. The Company’s tax-equivalent net interest margin of 3.68% for the three months ended September 30, 2009 decreased 22 basis points from 3.90% for the same period of 2008.
The rate earned on loans decreased 39 basis points to 6.14% from 6.53% for the three months ended September 30, 2009 and 2008, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a significant impact on loan yields throughout 2008 and 2009 and when combined with the addition of Coddle Creek and TriStone resulted in a net increase of $1.79 million, or 9.29%, in tax-equivalent loan interest income for the third quarter of 2009 compared with the third quarter of 2008.
During the three months ended September 30, 2009, the tax-equivalent yield on available-for-sale securities decreased 67 basis points to 4.91%, while the average balance decreased by $36.56 million, or 6.81%, compared with the same period in 2008. The decline in average balance was due largely to declines in the fair value of available-for-sale securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the third quarter of 2008, average interest-bearing balances with banks increased to $71.96 million during the third quarter of 2009, as the yield decreased 220 basis points to 0.30% during the same period. Interest-bearing balances with banks are comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the third quarter of 2009 decreased along with decreases in short-term benchmark interest rates. The Company maintained a strong liquidity position in the third quarter to balance the risks associated with the fed funds market and general economic conditions.
Compared with the same period in 2008, the average balances of interest-bearing demand deposits increased $30.94 million, or 17.32%, while the average rate paid during the third quarter of 2009 increased by five basis points. During the three months ended September 30, 2009, the average balances of savings deposits increased $30.24 million, or 9.77%, while the average rate paid decreased 76 basis points compared to the same period in 2008. Average time deposits increased $256.45 million, or 40.57%, while the average rate paid on time deposits decreased 63 basis points from 3.42% in the third quarter of 2008 to 2.79% in the third quarter of 2009. The level of average non-interest-bearing demand deposits decreased $12.17 million, or 5.77%, to $198.98 million during the quarter ended September 30, 2009, compared with the corresponding period of the prior year. The overall increase in the level of average deposits reflects the addition of Coddle Creek and TriStone. Movements within the deposit types reflect customers seeking yield enhancement and safety within FDIC-insured products.

Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $48.92 million, or 32.62%, to $101.07 million for the third quarter of 2009, while the rate decreased 63 basis points to 1.31% during the same period. The decrease in average balance can be largely attributed to the customers converting retail repurchase agreements to certificates of deposit and businesses using cash during difficult economic times. There were no federal funds purchased on average during the third quarter of 2009, compared with $42.70 million in the same period in 2008. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate increased 66 basis points between the two periods due to structure within those borrowings. The average balance of FHLB borrowings and other long-term debt decreased by $20.56 million, or 9.48%, in the third quarter of 2009 to $196.23 million, while the rate paid on those borrowings decreased 37 basis points.
Net Interest Income — Year-to-Date Comparison (See Table II)
Net interest income was $50.29 million for the nine months ended September 30, 2009, compared with $49.31 million for the corresponding period in 2008, an increase of $982 thousand, or 1.99%. Tax-equivalent net interest income totaled $52.77 million for the nine months ended September 30, 2009, an increase of $293 thousand, or 0.56%, from $52.48 million for the first nine months ended September 30, 2008. The increase in tax-equivalent net interest income was due primarily to decreases in savings and time deposit yields.
Compared with the first nine months of 2008, average earning assets increased $106.84 million while interest-bearing liabilities increased $140.05 million during the nine months ended September 30, 2009. The changes include the impact of the November 2008 Coddle Creek and July 2009 TriStone acquisitions. The yield on average earning assets decreased 63 basis points to 5.76% from 6.39% between the nine months ended September 30, 2009 and 2008, respectively. Total cost of interest-bearing liabilities decreased 56 basis points between the third quarters of 2008 and 2009, which resulted in a net interest rate spread that was seven basis points lower at 3.47% for the first nine months of 2009 compared with 3.54% for the same period last year. The Company’s tax-equivalent net interest margin of 3.68% for the nine months ended September 30, 2009 decreased 19 basis points from 3.87% for the same period of 2008.
The rate earned on loans decreased 60 basis points to 6.20% from 6.80% for the nine months ended September 30, 2009 and 2008, respectively. The effect of the cuts in the target federal funds rate by the Federal Open Market Committee and the associated decline in the Prime rate had a significant impact on loan yields throughout 2008 and 2009, although loan income increased $207 thousand, or 0.34%, on a tax-equivalent basis as a result of volume increases, for the first nine months of 2009 compared with the first nine months of 2008.
During the nine months ended September 30, 2009, the tax-equivalent yield on available-for-sale securities decreased 27 basis points to 5.34%, while the average balance decreased by $67.09 million, or 11.13%, compared with the same period in 2008. The decline in average balance was due to declines in the fair value of available-for-sale securities. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Compared with the first nine months of 2008, average interest-bearing balances with banks increased to $67.82 million during the first nine months of 2009, as the yield decreased 255 basis points to 0.26% during the same period. Interest-bearing balances with banks is comprised largely of excess liquidity bearing overnight market rates. The rate earned on these overnight balances during the first nine months of 2009 decreased along with decreases in short-term benchmark interest rates.
Compared with the same period in 2008, the average balances of interest-bearing demand deposits increased $27.57 million, or 16.06%, while the average rate paid during the first nine months of 2009 increased one basis point compared with the same period of 2008. During the nine months ended September 30, 2009, the average balances of savings deposits increased $8.48 million, or 2.69%, while the average rate paid decreased 87 basis points compared to the same period in 2008. The decline in yield reflects downward repricing of money market products consistent with declines in short-term benchmark rates. Average time deposits increased $216.22 million, or 33.35%, while the average rate paid on time deposits decreased 79 basis points from 3.81% in the first nine months of 2008 to 3.02% in the first nine months of 2009. The level of average non-interest-bearing demand deposits decreased $13.95 million, or 6.97%, to $199.99 million during the nine months ended September 30, 2009, compared with the corresponding period of the prior year. The overall increase in the level of average deposits reflects the addition of Coddle Creek and TriStone. Movements within the deposit types reflect customers seeking yield enhancement within FDIC insured products.
Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $48.11 million, or 38.84%, to $103.00 million for the first nine months of 2009, while the rate decreased 88 basis points to

1.37% during the same period. The decrease in average balance can be largely attributed to the customers converting retail repurchase agreements to certificates of deposit and lower business account cash balances reflective of recessionary conditions. There were no federal funds purchased on average during the first nine months of 2009, compared with $18.24 million in the same period in 2008. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate increased 99 basis points between the two periods due to structure within those borrowings. The average balance of FHLB borrowings and other long-term debt decreased by $45.88 million, or 18.17%, in the first nine months of 2009 to $206.64 million, while the rate paid on those borrowings decreased 37 basis points.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning assets
Loans (2)	$1,362,603	$21,078	6.14%	$1,174,855	$19,286	6.53%
Securities available for sale	536,485	6,636	4.91%	573,046	8,035	5.58%
Securities held to maturity	7,575	154	8.07%	9,559	161	6.70%
Interest-bearing deposits	71,963	55	0.30%	1,435	9	2.50%

Total earning assets	1,978,626	27,923	5.60%	1,758,895	27,491	6.22%
Other assets	291,966			242,296

TOTAL ASSETS	$2,270,592			$2,001,191

LIABILITIES
Interest-bearing deposits
Demand deposits	$209,569	$110	0.21%	$178,632	$73	0.16%
Savings deposits	339,601	639	0.75%	309,364	1,172	1.51%
Time deposits	888,593	6,249	2.79%	632,142	5,439	3.42%

Total interest-bearing deposits	1,437,763	6,998	1.93%	1,120,138	6,684	2.37%
Borrowings
Federal funds purchased	—	—	—	42,702	251	2.34%
Retail repurchase agreements	101,065	333	1.31%	149,984	730	1.94%
Wholesale repurchase agreements	50,000	474	3.76%	50,000	389	3.10%
FHLB borrowings and other indebtedness	196,227	1,789	3.62%	216,789	2,173	3.99%

Total borrowings	347,292	2,596	2.97%	459,475	3,543	3.07%

Total interest-bearing liabilities	1,785,055	9,594	2.13%	1,579,613	10,227	2.58%

Non-interestbearing demand deposits	198,981			211,155
Other liabilities	26,430			17,680
Stockholders’ equity	260,126			192,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,270,592			$2,001,191

Net interest income, tax equivalent		$18,329			$17,264

Net interest rate spread (3)			3.47%			3.64%

Net interest margin (4)			3.68%			3.90%

(1)	Fully taxable equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Dollars in Thousands)
ASSETS
Earning assets
Loans (2)	$1,308,380	$60,663	6.20%	$1,187,006	$60,456	6.80%
Securities available for sale	535,710	21,378	5.34%	602,802	25,310	5.61%
Securities held to maturity	7,954	490	8.24%	10,849	675	8.31%
Interest-bearing deposits	67,819	133	0.26%	12,363	260	2.81%

Total earning assets	1,919,863	82,664	5.76%	1,813,020	86,701	6.39%
Other assets	290,180			232,933

TOTAL ASSETS	$2,210,043			$2,045,953

LIABILITIES
Interest-bearing deposits
Demand deposits	$199,235	$270	0.18%	$171,661	$213	0.17%
Savings deposits	323,387	1,836	0.76%	314,903	3,847	1.63%
Time deposits	864,503	19,535	3.02%	648,282	18,483	3.81%

Total interest-bearing deposits	1,387,125	21,641	2.09%	1,134,846	22,543	2.65%
Borrowings
Federal funds purchased	—	—	—	18,241	330	2.42%
Retail repurchase agreements	103,000	1,057	1.37%	151,107	2,540	2.25%
Wholesale repurchase agreements	50,000	1,449	3.87%	50,000	1,077	2.88%
FHLB borrowings and other indebtedness	206,643	5,745	3.72%	252,520	7,732	4.09%

Total borrowings	359,643	8,251	3.07%	471,868	11,679	3.31%

Total interest-bearing liabilities	1,746,768	29,892	2.29%	1,606,714	34,222	2.85%

Non-interestbearing demand deposits	199,986			213,934
Other liabilities	25,517			19,326
Stockholders’ equity	237,772			205,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,210,043			$2,045,953

Net interest income, tax equivalent		$52,772			$52,479

Net interest rate spread (3)			3.47%			3.54%

Net interest margin (4)			3.68%			3.87%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

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

	Three Months Ended				Nine Months Ended
	September 30, 2009 Compared to 2008				September 30, 2009 Compared to 2008
	$ Increase/(Decrease) due to				$ Increase/(Decrease) due to
			Rate/				Rate/
(In thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest Earned On:
Loans (1)	$3,057	$(1,152)	$(112)	$1,792	$4,095	$(3,557)	$(331)	$207
Securities available-for-sale (1)	(508)	(958)	68	(1,399)	(1,866)	(816)	(1,250)	(3,932)
Securities held-to-maturity (1)	(33)	33	(7)	(7)	(119)	(4)	(62)	(185)
Interest-bearing deposits with other banks	438	(8)	(385)	46	481	(149)	(459)	(127)

Total interest-earning assets	2,954	(2,086)	(436)	432	2,590	(4,526)	(2,101)	(4,037)

Interest Paid On:
Demand deposits	13	20	4	37	26	10	21	57
Savings deposits	114	(587)	(60)	(533)	46	(1,352)	(704)	(2,011)
Time deposits	2,189	(997)	(381)	810	3,881	(2,408)	(420)	1,052
Fed funds purchased	(249)	—	(2)	(251)	(219)	—	(111)	(330)
Retail repurchase agreements	(236)	(235)	74	(397)	(540)	(651)	(293)	(1,483)
Wholesale repurchase agreement	—	85	—	85	—	372	—	372
FHLB borrowings and other long-term debt	(204)	(200)	21	(384)	(1,210)	(134)	(643)	(1,987)

Total interest-bearing liabilities	1,625	(1,914)	(344)	(633)	1,983	(4,163)	(2,150)	(4,330)

Change in net interest income, tax-equivalent	$1,329	$(172)	$(92)	$1,065	$607	$(363)	$49	$293

(1)	Fully taxable equivalent using a rate of 35%.
Provision and Allowance for Loan Losses
There was significant disruption and volatility in the financial and capital markets during 2008 and the first nine months of 2009. Turmoil in the mortgage market adversely impacted both domestic and global markets, resulting in a credit and liquidity crisis. The disruption has been exacerbated by significant declines in valuations within the real estate and housing markets. Decreases in real estate values could adversely affect the value of property used as collateral for loans, including loans originated by the Company. In addition, adverse changes in the economy, particularly continued high rates of unemployment, may have a negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.

The allowance for loan losses was $17.44 million at September 30, 2009, $15.98 million at December 31, 2008 and $14.51 million at September 30, 2008. The Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Allowance for loan losses
Beginning balance	$16,678	$13,433	$15,978	$12,833
Provision for loan losses	3,418	3,461	8,057	4,721
Charge-offs	(2,993)	(2,601)	(7,404)	(4,765)
Recoveries	341	217	813	1,721

Net charge-offs	(2,652)	(2,384)	(6,591)	(3,044)

Ending balance	$17,444	$14,510	$17,444	$14,510

The total allowance for loan losses to loans held for investment ratio was 1.25% at September 30, 2009, compared with 1.23% at December 31, 2008, and 1.24% at September 30, 2008. There was no allowance for loan losses carried over related to the loans acquired from TriStone. Excluding the impact of that acquisition, the ratio of allowance for loan losses to loans held for investment was 1.37%. Management considers the allowance adequate based upon its analysis of the portfolio as of September 30, 2009. Management believes that it uses relevant information available to make determinations about the allowance. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.
Throughout the third quarter and first nine months of 2009, the Company incurred net charge-offs of $2.65 million and $6.59 million, respectively, compared with $2.38 million and $3.04 million in the respective periods of 2008. Annualized net charge-offs for the third quarter and first nine months of 2009 were 0.77% and 0.67%, respectively. The Company made provisions for loan losses of $3.42 million and $8.06 million for the third quarter and first nine months of 2009, respectively, compared to $3.46 million and $4.72 million in the respective periods of 2008. Provisions for loan losses covered 128.88% and 122.24% of charge offs for the three- and nine-month periods ended September 30, 2009. The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2008 reflective of increases in unemployment and the general impact of recessionary conditions and stress in the residential real estate market. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral, including residential and commercial real estate.
Total delinquent loans as of September 30, 2009, measured 1.62% of total loans and was comprised of loans 30-89 days delinquent of 0.74% and loans in non-accrual status of 0.88%. This represents an improvement as compared to total delinquency of 1.97% at December 31, 2008. Non-performing loans comprised entirely of non-accrual loans as the Company does not have any loans that are 90 days past due and still accruing, have remained in a fairly tight range as they have measured 0.60%, 0.98%, 0.92% as of September 30, 2008, December 31, 2008 and June 30, 2009, respectively.
The primary composition of non-performing loans is 38.57% residential real estate, 18.70% owner occupied commercial real estate, and 15.75% non-owner occupied commercial real estate. Approximately $2.79 million, or 58.91%, of the non- performing residential real estate loans can be attributed to the Coddle Creek loan portfolio that was acquired during the fourth quarter of 2008.

Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income for the third quarter of 2009 was a loss of $17.28 million compared with noninterest income of $7.83 million in the same period of 2008, a decrease of $25.12 million. Exclusive of the impact of securities impairments and acquisition gains, noninterest income for the quarter ended September 30, 2009, increased $1.15 million, or 14.60%, compared to the same period in 2008. Wealth management revenues increased $14 thousand, or 1.46%, to $971 thousand for the three months ended September 30, 2009, compared with the same period in 2008. IPC added several large accounts during 2008 and 2009, which offset revenue decline caused by broad market declines. Service charges on deposit accounts decreased $149 thousand, or 3.91%, to $3.66 million for the three months ended September 30, 2009, compared with the same period in 2008. The decrease is believed to be due to reduced consumer spending and a generally higher rate of savings. Other service charges and fees increased $116 thousand, or 11.15%, to $1.16 million for the three months ended September 30, 2009, compared with the same period in 2008. Insurance commissions for the third quarter of 2009 were $1.57 million, an increase of $327 thousand, or 26.37%, over 2008. Increased insurance commissions reflect revenue increases associated with agency acquisitions made by GreenPoint throughout 2008. Other operating income was $815 thousand for the three months ended September 30, 2009, an increase of $140 thousand, or 20.74%, compared with the same period in 2008. At September 30, 2009, the Company recognized $30.81 million of other-than-temporary impairment on eight pooled trust preferred securities and several smaller equity security holdings. During the third quarter of 2009, securities gains of $866 thousand were realized compared with a gain of $163 thousand in the comparable period in 2008.
Total noninterest income for the first nine months of 2009 was a loss of $3.24 million compared with noninterest income of $24.70 million in the same period of 2008, a decrease of $27.94 million. Exclusive of the impact of securities impairments and acquisition gains, noninterest income for the nine months ended September 30, 2009, increased $2.32 million, or 9.39%, compared to the same period in 2008. Wealth management revenues increased $134 thousand, or 4.54%, to $3.09 million for the nine months ended September 30, 2009, compared with the same period in 2008. IPC added several large accounts during 2008 and 2009, which offset revenue decline caused by asset devaluation. Service charges on deposit accounts decreased $63 thousand, or 0.61%, to $10.31 million for the nine months ended September 30, 2009, compared with the same period in 2008. The decrease is due to lower consumer spending and a generally higher rate of savings. Other service charges and fees increased $242 thousand, or 7.50%, to $3.47 million for the nine months ended September 30, 2009, compared with the same period in 2008. Insurance commissions for the first nine months of 2009 were $5.52 million, an increase of $1.79 million, or 48.07%, over 2008. Increased insurance commissions reflect revenue increases associated with agency acquisitions made by GreenPoint throughout 2008 including its largest acquisition to date in the fourth quarter of 2008. Other operating income was $1.75 million for the nine months ended September 30, 2009, a decrease of $586 thousand, or 25.09%, compared with the same period in 2008. Other operating income was down due largely to decreases in dividends on FHLB stock. Through September 30, 2009, the Company recognized $34.80 million of other-than-temporary impairment on eight pooled trust preferred securities and several smaller equity security holdings. During the first nine months of 2009, securities gains of $2.93 million were realized, compared with a gain of $2.13 million in the comparable period in 2008.
During the third quarter, the Company recognized other-than-temporary impairment charges in earnings related to eight pooled trust preferred securities of $30.53 million. During the three- and nine-month periods ended September 30, 2009, the Company recognized impairment charges on equity securities of $284 thousand and $899 thousand, respectively.
For a more detailed discussion of activities regarding investment securities and impairment charges, please see Note 3 to the Financial Statements.
Noninterest Expense
Noninterest expense totaled $17.77 million for the quarter ended September 30, 2009, an increase of $3.38 million, or 23.47%, from the same period in 2008. Salaries and employee benefits for the third quarter of 2009 increased $489 thousand, or 6.63%, compared to the same period in 2008. Coddle Creek Financial branches accounted for an increase in salaries and employee benefits of $294 thousand, TriStone Community Bank branches accounted for an increase of $148 thousand, and GreenPoint Insurance Group’s acquisitions accounted for an increase of $309 thousand. Decreases in general bank staffing levels and benefits partially offset the increases due to acquisitions. Occupancy and furniture and equipment expenses decreased $27 thousand between the comparable periods. Other operating expense totaled $4.84 million for the third quarter of 2009, an increase of $268 thousand, or 5.86%, from $4.57 million for the third quarter of 2008. Also included in total non-interest expenses are merger-related expenses amounting to $1.51 million for the three months ended September 30,

2009. Merger-related expenses include legal expense, salary and data services termination costs, and severance payments related to the TriStone acquisition.
Over the course of the last three quarters, the FDIC has announced increases in deposit insurance premiums, proposals to levy special assessments, and shift to a three year prepaid collection versus payment in arrears. Deposit insurance premiums and assessments were $1.11 million and $2.58 million for the three- and nine-month periods ended September 30, 2009. The Company expects that quarterly premium accruals for the remainder of 2009 could approximate $1.30 million. The FDIC special assessment for the period ended June 30, 2009, totaled $988 thousand. The FDIC is considering a prepaid assessment that would be payable December 31, 2009, and use as a credit against future premium assessments. The Company expects that prepaid assessment, if approved, will amount to approximately $10.00 million.
Noninterest expense totaled $49.11 million for the nine months ended September 30, 2009, an increase of $3.67 million, or 8.08%, from the same period in 2008. Salaries and employee benefits for the first nine months of 2009 increased $390 thousand, or 1.71%, compared to the same period in 2008. Salaries and employee benefits at GreenPoint increased $1.11 million over the prior first nine months, a result of new agency acquisitions, salaries and employee benefits at the new branches from Coddle Creek were $926 thousand, and salaries and employee benefits at the new branches from TriStone were $148 thousand. Decreases in general bank staffing levels and benefits largely offset the increases. Occupancy and furniture and equipment expenses increased $445 thousand between the comparable periods with the addition of GreenPoint and the Coddle Creek and TriStone branches. Other operating expense totaled $14.01 million for the first nine months of 2009, an increase of $107 thousand, or 0.77%, from $13.90 million for the first nine months of 2008. Also included in total non-interest expenses are merger-related expenses amounting to $1.58 million for the nine months ended September 30, 2009. Merger-related expenses include legal expense, salary and data services termination costs, and severance payments related to the TriStone acquisition.
Income Tax Expense
Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, tax credits generated by investments in low income housing and historic building rehabilitations, and bargain purchase gains in business combinations.
For the third quarter of 2009, the income tax benefit was $9.63 million compared with income taxes of $1.75 million for the third quarter of 2008. For the quarters ended September 30, 2009 and 2008, the effective tax (benefit)/expense rates were (46.02%) and 27.81%, respectively. The increase in the effective benefit rate is due largely to the reduction in taxable income and annual tax return true-ups. For the nine months ended September 30, 2009, the income tax benefit was $6.44 million compared with income taxes of $6.75 million for the same period in 2008. For the nine months ended September 30, 2009 and 2008, the effective tax (benefit)/expense rates were (63.74%) and 28.30%, respectively. The increase in the effective benefit rate is due largely to the reduction in taxable income and annual tax return true-ups.
FINANCIAL CONDITION
Total assets at September 30, 2009, increased $165.03 million, or 7.74%, to $2.30 billion from December 31, 2008. The increase reflects the acquisition of TriStone, net increases in the customer deposits as a result of deposit campaigns and a general movement of funds into FDIC-insured products and continued loan payoffs.
Securities
Available-for-sale securities were $575.80 million at September 30, 2009, compared with $520.72 million at December 31, 2008, an increase of $55.08 million, or 10.58%. Held-to-maturity securities declined to $7.45 million at September 30, 2009, compared with $8.67 million at December 31, 2008.
During the third quarter, the Company recognized other-than-temporary impairment charges in earnings related to eight pooled trust preferred securities of $30.53 million. During the three- and nine-month periods ended September 30, 2009, the Company recognized impairment charges on equity securities of $284 thousand and $899 thousand, respectively.

For a more detailed discussion of activities regarding investment securities and impairment charges, please see Note 3 to the Financial Statements.
Loan Portfolio
Loans Held for Sale: The $4.38 million balance of loans held for sale at September 30, 2009, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments on loans committed but not closed at September 30, 2009, was $9.53 million on 58 loans.
Loans Held for Investment: Total loans held for investment were $1.40 billion at September 30, 2009, representing an increase of $98.46 million from December 31, 2008 and $228.33 million from September 30, 2008. The increases are due primarily to the acquisition of TriStone. The average loan to deposit ratio decreased to 83.25% for the third quarter of 2009, compared with 86.01% for the year ended 2008 and 88.25% for the third quarter of 2008. Year-to-date average loans of $1.31 billion increased $121.37 million when compared to 2008.
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
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of September 30, 2009, December 31, 2008, and September 30, 2008.

	September 30 , 2009		December 31, 2008		September 30 , 2008
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial and agricultural	$86,068	6.16%	$85,034	6.55%	$83,271	7.13%
Commercial real estate	452,670	32.41%	407,638	31.40%	386,287	33.06%
Residential real estate	652,155	46.70%	602,573	46.42%	498,721	42.69%
Construction	137,750	9.86%	130,610	10.06%	127,076	10.88%
Consumer	62,995	4.51%	66,258	5.10%	66,333	5.68%
Other	4,979	0.36%	6,046	0.47%	6,598	0.56%

Total	$1,396,617	100.00%	$1,298,159	100.00%	$1,168,286	100.00%

Loans Held for Sale	$4,376		$1,024		$140

Non-Performing Assets
Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $16.23 million at September 30, 2009, $14.09 million at December 31, 2008, and $7.89 million at September 30, 2008. The percentage of non-performing assets to total loans and OREO was 1.16% at September 30, 2009, 1.08% at December 31, 2008, and 0.68% at September 30, 2008.
The following schedule details non-performing assets by category at the close of each of the quarters ended September 30, 2009 and 2008, and December 31, 2008.

	September 30,	December 31,	September 30,
(In thousands)	2009	2008	2008
Non-accrual	$12,278	$12,763	$6,997
Ninety days past due and accruing	—	—	—
Other real estate owned	3,955	1,326	896

Total non-performing assets	$16,233	$14,089	$7,893

Non-performing loans as a percentage of: loans held for investment	0.88%	0.98%	0.60%
Non-performing assets as a percentage of total assets	0.71%	0.66%	0.40%
Non-performing assets as a percentage of total loans and OREO	1.16%	1.08%	0.68%
Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. OREO was $3.96 million at September 30, 2009, an increase of $2.63 million from December 31, 2008, and is carried at the lesser of estimated net realizable value or cost. OREO increased from December 31, 2008 as non-performing loans were converted to foreclosed real estate. At September 30, 2009, OREO consisted of 56 properties with an average value of $113 thousand.
The Company has identified a $7.0 million retained portion of a $34.3 million participated loan which has displayed early stage delinquency for which management has concerns regarding the ability of the borrowers to meet existing repayment terms. The collateral for this loan is a large tract of undeveloped land in Virginia and the Company currently feels it is adequately secured. Although this loan has been identified as a potential problem loan, it has not risen to the level of nonperforming or impaired.
Deposits and Other Borrowings
Total deposits increased by $158.70 million, or 10.55%, during the first nine months of 2009. Noninterest-bearing demand deposits decreased $1.61 million to $198.11 million at September 30, 2009, compared with $199.71 million at December 31, 2008. Interest-bearing demand deposits increased $31.07 million to $216.18 million at September 30, 2009. Savings increased $41.87 million, or 13.53%, and time deposits increased $87.36 million, or 10.79%, during the first nine months of 2009. The Company’s increase in deposits is due to the acquisition of TriStone, increasing customer household savings, a desire for FDIC insured deposit products, and a flow of funds out of equity markets.
Securities sold under repurchase agreements decreased $18.87 million, or 11.37%, in the first nine months of 2009 to $147.04 million. There were no federal funds purchased outstanding at September 30, 2009, as the Company maintained strong liquidity through the third quarter.
Stockholders’ Equity
Total stockholders’ equity increased $45.19 million, or 20.51%, from $220.34 million at December 31, 2008, to $265.54 million at September 30, 2009. In June 2009, we completed the sale of 5.29 million shares of our common stock in a public offering. The purchase price was $12.50 per share, and net proceeds from the sale totaled approximately $61.67 million. In July 2009, in connection with the TriStone acquisition we issued 741,588 shares of the Company’s common stock for approximately $10.13 million towards the total purchase price of $10.78 million. Other changes in equity were the result of a net loss of $3.67 million, less preferred dividends of $1.12 million, common dividends declared of $4.62 million, the cumulative effect adjustment of $6.13 million, and other comprehensive loss of $19.48 million.
On November 21, 2008, we completed the issuance of $41.5 million of Series A perpetual preferred stock and a related warrant under the Treasury’s voluntary TARP Capital Purchase Program (“CPP”). The warrant initially represented the right to purchase 176,546 shares of our common stock at an initial exercise price of $35.26 per share. Our June 2009 common stock offering reduced the number of shares under warrant to 88,273. On July 8, 2009, we repurchased the $41.5 million in preferred stock from the Treasury. We did not repurchase the warrant, so the Treasury retains the option to sell the warrant in the open market to a third party.

Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2009, the Company’s total capital to risk-weighted assets ratio was 13.11% compared with 12.91% at December 31, 2008. The Company’s Tier 1 capital to risk-weighted assets ratio was 12.15% at September 30, 2009, compared with 11.92% at December 31, 2008. The Company’s Tier 1 leverage ratio at September 30, 2009, was 10.10% compared with 9.75% at December 31, 2008. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels. Regulatory capital ratios decreased from December 31, 2008, primarily because of common stock offering, offset by the treatment of certain debt securities when rated below investment grade.
PART I. ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Liquidity and Capital Resources
At September 30, 2009, the Company maintained liquidity in the form of cash and cash equivalent balances of $51.91 million, unpledged securities available-for-sale of $199.85 million, and total FHLB credit availability of approximately $126.23 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represents a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
The Company maintained cash balances of $17.14 million in the holding company. As a result of investment securities impairments recognized in 2008 and 2009, the Bank is restricted from paying dividends to the parent company. The Company believes the cash reserves held in the holding company’s account provide adequate working capital to meet its obligations for the next 12 months..
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
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure. At September 30, 2009, net interest income modeling shows the Company to be in a slightly liability sensitive position.
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
The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of September 30, 2009, and December 31, 2008, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are affected. As of September 30, 2009, the Federal Open Market Committee maintains a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points unrealistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.
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
Rate Sensitivity Analysis

(Dollars in Thousands)	September 30, 2009
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$(3,020)	(4.0)	$(24,523)	(8.8)
100	(1,687)	(2.2)	(5,453)	(2.0)
(100)	1,327	1.8	16,382	5.9

(Dollars in Thousands)	December 31, 2008
	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change
200	$1,479	2.3	$(8,040)	(3.7)
100	1,493	2.3	719	0.3
(100)	1,874	2.9	(21,443)	(9.9)

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
ITEM 1A. Risk Factors
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, you should carefully consider the following additional risk factor
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
The Bank’s FDIC insurance premiums have increased substantially in 2009, and we expect to pay significantly higher premiums in the future. A large number of depository institution failures have significantly depleted the Deposit Insurance Fund (“DIF”) and reduced the ratio of reserves to insured deposits. In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009, which amounted to $988 thousand for the Bank. The FDIC may impose additional special assessments in the future.
On September 29, 2009, in order to ensure sufficient liquidity to pay for projected depository institution failures, the FDIC issued a proposed rule pursuant to which all insured depository institutions would be required to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The proposed prepayment would be due on December 31, 2009. For purposes of calculating the prepaid assessment amount, an institution’s assessment base for the quarter ended September 30, 2009, would be increased quarterly by an estimated five percent annual growth rate through the end of 2012. An institution’s assessment rate for the fourth quarter of 2009 and for all of 2010 would be equal to the rate in effect on September 30, 2009, under the proposed rule, but would be increased by three basis points for all of 2011 and 2012. If the proposed rule is passed, we would be required to make a payment to the FDIC on December 31, 2009, and to record the payment as a prepaid expense, which would be amortized to expense over three years.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities
The following table sets forth open market purchases by the Company of its equity securities during the three months ended
September 30, 2009.

			Total Number	Maximum
	Total		of Shares	Number of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan
July 1-31, 2009	—	$—	—	668,358
August 1-31, 2009	1,000	$12.72	1,000	667,358
September 1-30, 2009	—	$—	—	697,506

Total	1,000	$12.72	1,000

The Company’s stock repurchase plan allows for the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and remains open. The Company held 402,494 shares in treasury at September 30, 2009.
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not Applicable
ITEM 5. Other Information
Not Applicable
ITEM 6. Exhibits
(a)	Exhibits

Exhibit
No.	Exhibit

2.1	Reserved.

2.2	Reserved.

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Certificate of Designation Series A Preferred Stock (22)

3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Reserved.

4.6	Warrant to purchase 176,546 shares of common stock of First Community Bancshares, Inc (22)

10.1	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

Exhibit
No.	Exhibit

10.1.1	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)

10.4	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)

10.5	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)

10.6	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004). (14)

10.7	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Reserved.

10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

10.10	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	Reserved.

10.12	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	Reserved.

10.14	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)

10.16	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)

10.17	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)

10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)

10.19	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)

10.20	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo (26)

10.21	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly (26)

10.22	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills (26)

10.23	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell (26)

10.24	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert L. Schumacher (26)

10.25	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown (25)

10.25	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans (25)

31.1*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and
Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Reserved.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Reserved.

(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

(25)	Reserved.

(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: November 6, 2009

/s/ John M. Mendez John M. Mendez
President & Chief Executive Officer
(Principal Executive Officer)
DATE: November 6, 2009

/s/ David D. Brown David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 USC Section 1350