Form 10-K
period 2009-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-03-04
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Approximately $193.61 million based on the closing sales price at June 30, 2009.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common Stock, $1.00 Par Value; 17,765,164 shares outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 27, 2010, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS.

General

First Community Bancshares, Inc. (the “Company”) is a financial holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. (the “Bank”), a national banking association that conducts commercial banking operations within the states of Virginia, West Virginia, North and South Carolina, and Tennessee. The Company also owns GreenPoint Insurance Group, Inc. (“GreenPoint”), a full-service insurance agency, and Investment Planning Consultants (“IPC”), an investment advisory. The Company had total consolidated assets of approximately $2.27 billion at December 31, 2009, and conducts its banking operations through fifty-seven locations.

The Company provides a mechanism for ownership of the subsidiary banking operations, provides capital funds as required, and serves as a conduit for distribution of dividends to stockholders. The Company’s banking operations are expected to remain the principal business and major source of revenue for the Company. The Company also considers and evaluates options for growth and expansion of the existing subsidiary banking operations. The Company currently derives substantially all of its revenues from dividends paid to it by the Bank. Dividend payments by the Bank are determined in relation to earnings, asset growth and capital position and are subject to certain restrictions by regulatory agencies as described more fully under “Regulation and Supervision — The Company” of this item.

Although the Company is a corporate entity, legally separate and distinct from its affiliates, bank holding companies, such as the Company, are generally required to act as a source of financial strength for their subsidiary banks. The principal source of the Company’s income is dividends from the Bank. There are certain regulatory restrictions on the extent to which the Bank can pay dividends or otherwise provide funds to the Company. See “Supervision and Regulation — The Bank” in Item 1 hereof.

Operating Segments

The Company’s operations are managed along two reportable business segments consisting of community banking and insurance services. See Note 19 — Segment Information in the Notes to the Consolidated Financial Statements included in Item 8 hereof.

Competition

There is significant competition among banks in the Company’s market areas. In addition, the Company also competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. Some of the Company’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Competition” in Item 7 hereof.

Employees

The Company and its subsidiaries employed 646 full-time equivalent employees at December 31, 2009. Management considers employee relations to be excellent.

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

Scope of Permissible Activities.  Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or engage in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto.

Notwithstanding the foregoing, the GLB Act eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval is generally required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Under both guidelines, Tier 1 capital (sometimes referred to as “core capital”) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital). Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. At December 31, 2009, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.65% and its ratio of total capital to risk-weighted assets was 13.90%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their overall condition. At December 31, 2009, the Company’s leverage ratio was 8.58%.

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

Incentive Compensation.  On October 22, 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve Board indicated that all banking organizations are to evaluate their incentive compensation arrangements and related risk management, control, and corporate governance processes and immediately address deficiencies in these arrangements or processes that are inconsistent with safety and soundness.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, FDIC issued an Advance Notice of Proposed Rulemaking seeking public comment on whether certain employee compensation structures pose risks that should be captured in the deposit insurance assessment program through higher deposit assessment rates.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

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

Capital adequacy requirements of the OCC limit the amount of dividends that may be paid by the Bank. The Bank cannot pay a dividend if, after paying the dividend, it would be classified as “undercapitalized.” In addition, without the OCC’s approval, dividends may not be paid by the Bank in an amount in any calendar year which exceeds its total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. National banks also may not pay dividends in excess of total retained profits, including current year’s earnings after deducting bad debts in excess of reserves for loan losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice. As a result of securities impairments and a special dividend from the Bank in 2008, the Bank is limited as to the dividends it can pay. Accordingly, the Bank would need permission from the OCC prior to paying dividends.

Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company or any shareholder or creditor thereof.

Examinations.  Under the FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency and such agency may assess the institution for its costs of conducting the examination. The OCC periodically examines and evaluates national banks, such as the Bank. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments, information systems, disaster recovery and contingency planning and management practices. Based upon such an evaluation, the OCC may revalue the assets of a bank and require that it establish specific reserves to compensate for the difference between the OCC determined value and the book value of such assets.

Capital Adequacy Requirements.  The OCC has adopted regulations establishing minimum requirements for the capital adequacy of insured national banks. The OCC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. See “Regulation and Supervision — The Company — Capital Adequacy Requirements” above. At December 31, 2009, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.60% and its ratio of total capital to total risk-weighted assets was 11.85%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. At December 31, 2009, the Bank’s leverage ratio was 7.16%.

Corrective Measures for Capital Deficiencies.  The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” institution has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. An “undercapitalized” institution has a total risk-based capital ratio that is less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%. A “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%; a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%. A “critically undercapitalized” institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. The Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulation as of December 31, 2009.

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

Deposit Insurance Assessments.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system to evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The FDIC’s base assessment schedule can be adjusted up or down, and premiums for 2009 ranged from 12 basis points in the lowest risk category to 45 basis points for banks in the highest risk category. Premiums for 2010 are currently set at 2009 rates. During 2009 the FDIC also imposed a special assessment for all insured depositories that amounted to $988 thousand for the Bank.

In November 2009, the FDIC adopted a final rule requiring subject institutions to prepay approximately three years of deposit insurance assessments. On December 30, 2009, the Bank made of a payment of approximately $10.88 million to the FDIC for its estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The Bank’s FDIC insurance expense totaled $4.26 million and $202 thousand in 2009 and 2008, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, the Bank received a one-time assessment credit of $1.13 million to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $81 thousand, $693 thousand, and $356 thousand of deposit insurance assessments during 2009, 2008, and 2007, respectively.

The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control. Given the enacted and proposed increases in FDIC assessments for insured financial institutions in 2009, the Company anticipates that FDIC assessments on deposits will have a significantly greater impact upon operating expenses in 2010 compared to 2009 and 2008, and could affect its reported earnings, liquidity and capital for the period.

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Temporary Liquidity Guarantee Program.  In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. In December 2008, the Company elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program. During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

Safety and Soundness Standards.  The Federal Deposit Insurance Act, as amended (the “FDIA”), requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Corrective Measures for Capital Deficiencies” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

USA PATRIOT Act of 2001.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) was enacted in October 2001. The Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures in light of the Patriot Act’s anti-money laundering and Bank Secrecy Act requirements. The Company believes that its controls and procedures were in compliance with the Patriot Act as of December 31, 2009.

Regulatory Reform.  In June 2009, President Obama’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies, such as the Company, so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations, as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Participation in the Troubled Asset Relief Program Capital Purchase Program

On November 21, 2008, the Company issued and sold to the U.S. Department of the Treasury (“Treasury”) (i) 41,500 shares of the Company’s Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 176,546 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), for an aggregate purchase price of $41.50 million in cash. On June 5, 2009 the Company completed a public offering of its Common Stock that resulted in the reduction of the shares of Common Stock underlying the Warrant from 176,546 shares to 88,273 shares. On July 8, 2009, the Company repurchased from the Treasury all of the Series A Preferred Stock that it had issued to the Treasury in November 2008. The Company did not repurchase the Warrant.

The Warrant has a 10-year term and was immediately exercisable upon its issuance, with an initial per share exercise price of $35.26. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any share of Common Stock issued upon exercise of the Warrant. In accordance with the terms of the Purchase Agreement, the Company registered the Warrant and the shares of Common Stock underlying the Warrant with the Securities and Exchange Commission (the “SEC”). The Warrant is not subject to any contractual restrictions on transfer. As required by the American Recovery and Reinvestment Act of 2009, the Secretary of the Treasury is required to liquidate the Warrant following the repurchase of the Series A Preferred Stock by the Company, which occurred in July 2009.

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

Also posted on the Company’s website, and available in print upon request of any shareholder to the Company’s Investor Relations Department, are the charters of the standing committees of its Board of Directors, the Standards of Conduct governing the Company’s directors, officers, and employees, and the Company’s Insider Trading & Disclosure Policy.

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

Changes in the fair value of the Company’s securities may reduce its stockholders’ equity and net income.

At December 31, 2009, $486.06 million of the Company’s securities were classified as available-for-sale. At such date, the aggregate unrealized losses on the Company’s available-for-sale securities were $27.39 million. The Company increases or decreases stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the Company’s available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no further credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

The Company conducts periodic reviews and evaluations of its entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which the Company considered in its analysis of debt securities include, but are not limited to, intent to sell the security, evidence available to determine if it is more likely than not that the Company will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. The Company generally views changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with the Company’s experience. If the Company deems such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. For the year ended December 31, 2009, the Company reported other-than-temporary impairment (“OTTI”) charges of $77.59 million on its debt securities portfolio.

Factors that the Company considers in its analysis of equity securities include, but are not limited to: intent to sell the security before recovery of the cost, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer conditions or general market or industry conditions.

The Company continues to monitor the fair value of its entire securities portfolio as part of its ongoing OTTI evaluation process. No assurance can be given that the Company will not need to recognize OTTI charges related to securities in the future.

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

There has been significant disruption and volatility in the financial and capital markets since 2007. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Dramatic declines in the housing markets over the past three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant writedowns of asset values by financial institutions. As a consequence, the Company recently experienced losses resulting primarily from substantial impairment charges on investment securities. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve significantly, in which case the Company could continue to experience losses, writedowns of assets, further impairment charges of investment securities and capital and liquidity constraints or other business challenges. A further deterioration in local economic conditions, particularly within the Company’s geographic regions and markets, could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

•	Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of the Company’s loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•	The processes the Company uses to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•	The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

•	The Company expects to face increased regulation of its industry, and compliance with such regulation may increase its costs, limit its ability to pursue business opportunities, and increase compliance challenges.

As the above conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition and results of operations.

The Company and its subsidiary business are subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, and (ii) the fair value of the Company’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

The Bank’s allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Bank’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although the Company believes that the Bank’s allowance for loan losses is adequate to provide for probable losses, there are no assurances that future increases in the allowance for loan losses will not be needed or that regulators will not require the Bank to increase its allowance. Either of these occurrences could materially and adversely affect the Company’s earnings and profitability.

The Company has experienced increases in the levels of non-performing assets and loan charge-offs in recent periods. The Company’s total non-performing assets amounted to $22.11 million at December 31, 2009, $14.09 million at December 31, 2008, and $3.47 million at December 31, 2007. The Company had $9.31 million of net loan charge-offs for the year ended December 31, 2009, compared to $5.45 million and $2.43 million in net loan charge-offs for the years ended December 31, 2008 and 2007, respectively. The Company’s provision for loan losses was $15.05 million for the year ended December 31, 2009, $7.42 million for the year ended December 31, 2008, and $717 thousand for the year ended December 31, 2007. At December 31, 2009, the ratios of the Company’s allowance for loan losses to non-accrual loans and to total loans outstanding was 123.95% and 1.56%, respectively. Additional increases in the Company’s non-performing assets or loan charge-offs may require it to increase its allowance for loan losses, which would have an adverse effect upon the Company’s future results of operations.

The declining real estate market could impact the Company’s business.

The Company’s business activities are conducted in Virginia, West Virginia, North Carolina, South Carolina, Tennessee and the surrounding region. During 2008 and 2009, the real estate market in these regions experienced declines with falling home prices and increased foreclosures. As the Company’s net charge-offs increased during this period and in recognition of the continued deterioration in the real estate market and the potential for further increases in non-performing assets, the Company increased its provision for loan losses during 2008 and 2009. A continued downturn in this regional real estate market could hurt the Company’s business because of the geographic concentration within this regional area and because the vast majority of the Company’s loans are secured by real estate. If there is a further decline in real estate values, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and it will be more likely to suffer losses on defaulted loans.

The Company’s level of credit risk is increasing due to its focus on commercial and construction lending, and the concentration on small businesses and middle market customers with heightened vulnerability to economic conditions.

As of December 31, 2009, the Company’s largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $15.34 million and $7.92 million, respectively. At such date, the Company’s commercial business loans amounted to $96.37 million, or 6.91% of the Company’s total loan portfolio, and the Company’s commercial real estate loans amounted to $450.61 million, or 32.33% of the Company’s total loan portfolio. Commercial business and commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business and commercial real estate loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a heightened vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle.

In addition to commercial real estate and commercial business loans, the Company holds a portfolio of construction loans. At December 31, 2009, the Company’s construction loans amounted to $124.90 million, or 8.96% of the Company’s total loan portfolio. Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, the Company may be confronted with projects that, upon completion, have values which are below the loan amounts. The nature of the allowance for loan losses requires that the Company must use assumptions regarding, among other factors, individual loans and the economy. While the Company is not aware of any specific, material impediments impacting any of its builder/developer borrowers at this time, there continues to be nationwide reports of significant problems which have adversely affected many property developers and builders as well as the institutions that have provided those loans. If any of the builder/developers to which the Company has extended construction loans experience the type of difficulties that are being reported, it could have adverse consequences upon its future results of operations.

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

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to the EESA, the Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the Treasury of certain troubled assets from financial institutions and the direct purchase by the Treasury of equity of financial institutions. There can be no assurance, however, as to the actual impact that the foregoing or any other governmental program will have on the financial markets. The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its Common Stock. In addition, current initiatives of President Obama’s administration may adversely affect the Company’s financial condition and results of operations.

The financial services industry is likely to face increased regulation and supervision as a result of the recent financial crisis. Such additional regulation and supervision may increase the Company’s costs and limit its ability to pursue business opportunities. The affects of such recently enacted, and proposed, legislation and regulatory programs on the Company cannot reliably be determined at this time.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect the Company’s ability to pay its obligations and pay dividends.

The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations of its own. The Company currently depends on the Bank’s cash and liquidity as well as dividends to pay the Company’s operating expenses and dividends to shareholders. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends and that the Company will not require dividends from the Bank to satisfy the Company’s obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OCC, the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations or is otherwise unable to pay dividends to the Company, the Company may not be able to service its obligations as they become due, including payments required to be made to the FCBI Capital Trust, a business trust subsidiary of the Company, or pay dividends on the Company’s Common Stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects. As a result of securities impairments and a special dividend from the Bank in 2008, the Bank does not have retained profits from which it can pay dividends. Accordingly, the Bank would need permission from the OCC prior to paying dividends to the Company.

The Company faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by the Company and its subsidiaries, which could hurt the Company’s business.

The Company’s business operations are centered primarily in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Bank offers. These competitors include other savings associations, national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

In the third quarter of 2009, the Company completed its acquisition of TriStone Community Bank, located in Winston-Salem, North Carolina. Details of recent acquisitions are presented in Note 2 — Merger, Acquisition and Branching Activity in the Notes to the Consolidated Financial Statements included in Item 8 hereof.

The Company’s goodwill may be determined to be impaired.

As of December 31, 2009, the carrying amount of the Company’s goodwill was $84.65 million. The Company tests goodwill for impairment on an annual basis, or more frequently if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company determines that the carrying amount of its goodwill exceeds its implied fair value, the Company would be required to write down the value of the goodwill on its balance sheet. This, in turn, would result in a charge against earnings and, thus, a reduction in the Company’s stockholders’ equity and certain related capital measures.

The Company may lose members of its management team and have difficulty attracting skilled personnel.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense and the Company may not be able to hire such people or to retain them. The unexpected loss of services of key personnel of the Company could have a material adverse impact on its business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, recent regulatory proposals and guidance relating to compensation may negatively impact the Company’s ability to retain and attract skilled personnel.

Higher FDIC deposit insurance premiums and assessments could adversely affect the Company’s financial condition.

The Bank’s FDIC insurance premiums increased substantially in 2009, and the Company expects to pay significantly higher premiums in the future. A large number of depository institution failures have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009, which amounted to $988 thousand for the Bank. The FDIC may impose additional special assessments in the future.

In November 2009, in order to ensure sufficient liquidity to pay for projected depository institution failures, the FDIC adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. For purposes of calculating the prepaid assessment amount, an institution’s assessment base for the quarter ended September 30, 2009, is increased quarterly by an estimated five percent annual growth rate through the end of 2012. An institution’s assessment rate for the fourth quarter of 2009 and for all of 2010 is equal to the rate in effect on September 30, 2009, under the proposed rule, but is increased by three basis points for all of 2011 and 2012. Under the final rule, the Company was required to make a payment to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which would be amortized to expense over three years. On December 30, 2009, the Company paid $10.88 million as prepayment of its estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.

The Company may need to raise additional capital in the future, and such capital may not be available when needed or at all.

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs, particularly if its asset quality or earnings were to deteriorate significantly. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Board. Any occurrence that may limit the Company’s access to the capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Accordingly, the Company cannot provide any assurance that additional capital will be available on acceptable terms or at all. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on the Company’s businesses, financial condition and results of operations.

Liquidity risk could impair the Company’s ability to fund its operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, equity/debt offerings and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms attractive to the Company, could be impaired by factors that affect the Company specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a reduction in its credit ratings, if any, an increase in costs of capital in financial capital markets, a decrease in the level of its business activity due to a market downturn or adverse regulatory action against the Company, or a decrease in depositor or investor confidence in it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments as of the filing date of this 2009 Annual Report on Form 10-K.

ITEM 2.	PROPERTIES.

The Company generally owns its offices, related facilities, and unimproved real property. The principal offices of the Company are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. As of December 31, 2009, the Company operated in 57 locations throughout the five states of Virginia, West Virginia, North and South Carolina, and Tennessee. The Company owns 43 of its banking offices while others are leased or are located on leased land. The Company also operates nine insurance offices throughout North Carolina and Virginia, including its headquarters in High Point, North Carolina. The Company owns one of its insurance offices and leases the remaining locations. There are no mortgages or liens against any property of the Company. A complete listing of all branches and ATM sites can be found on the Internet at www.fcbresource.com. Information on such website is not part of this Annual Report on Form 10-K.

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

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock Market Prices and Dividends

The number of common stockholders of record on February 22, 2010, was 2,802 and outstanding shares totaled 17,765,164. The number of common stockholders is measured by the number of recordholders. The Company’s common stock trades on the NASDAQ Global Select market under the symbol “FCBC”.

Cash dividends on common stock for 2009 totaled $0.30 per share and $1.12 per share in 2008. Total dividends paid on common stock for the current and prior years totaled $4.62 million and $12.45 million, respectively. Total dividends paid on preferred stock for the 2009 totaled $1.12 million. Details of the restrictions on cash dividends are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources in Item 6 hereof and Note 14 — Regulatory Capital Requirements and Restrictions of the Notes to Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth the high and low stock prices and dividends paid per share on the Company’s common stock during the periods indicated.

	2009		2008
	High	Low	High	Low

Sales Price Per Share
First quarter	$35.13	$7.90	$34.89	$28.00
Second quarter	17.55	10.27	34.89	27.79
Third quarter	14.29	12.00	39.00	25.54
Fourth quarter	13.06	10.50	38.00	23.49

	2009	2008

Cash Dividends Per Share
First quarter	$—	$0.28
Second quarter	0.20	0.28
Third quarter	0.10	0.28
Fourth quarter	—	0.28

Total	$0.30	$1.12

Stock Repurchase Plans

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s Common Stock during the fourth quarter of 2009.

			Total Number	Maximum
	Total		of Shares	Number of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan(1)

October 1-31, 2009	8,500	$12.53	8,500	689,006
November 1-30, 2009	4,000	11.66	4,000	707,514
December 1-31, 2009	—	—	—	782,342

Total	12,500	$12.25	12,500

(1)	The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 1,100,000 shares. The plan has no expiration date, remains open and no plans have expired during the reporting period covered by this table. No determination has been made to terminate the plan or to cease making purchases. The Company held 317,658 shares in treasury at December 31, 2009.

Total Return Analysis

The following chart was compiled by SNL Securities LC, and compares cumulative total shareholder return of the Company’s Common Stock for the five-year period ended December 31, 2009, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite index, and the Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 53 bank holding companies that are traded on the NASDAQ, OTC Bulletin Board, and pink sheets with total assets between $1 billion and $5 billion and are located in the Southeast Region of the United States. The cumulative returns include reinvestment of dividends by the Company.

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First Community Bancshares, Inc.	100.00	89.28	116.96	97.44	110.34	39.06

S&P 500	100.00	104.91	121.48	128.16	80.74	102.11

NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31

Asset & Regional Peer Group**	100.00	104.09	116.63	86.19	72.47	51.23

**	The Asset Size & Regional Peer Group consists of the following institutions: Ameris Bancorp, Atlantic Southern Financial Group, Inc., BancTrust Financial Group, Inc., Bank of Florida Corporation, Bank of Granite Corporation, Bank of the Ozarks, Inc., BNC Bancorp, Burke & Herbert Bank & Trust Company, Cadence Financial Corporation, Capital Bank Corporation, Capital City Bank Group, Inc., Cardinal Financial Corporation, Carter Bank & Trust, CenterState Banks, Inc., City Holding Company, Colony Bankcorp, Inc., Commonwealth Bankshares, Inc., Crescent Banking Company, Crescent Financial Corporation, Eastern Virginia Bankshares, Inc., Fidelity Southern Corporation, First Bancorp, First Bancorp, Inc., First M&F Corporation, First National Bank of Shelby, First Security Group, Inc., FNB United Corp., Great Florida Bank, Green Bankshares, Inc., Hampton Roads Bankshares, Inc., Home BancShares, Inc., NewBridge Bancorp, Nexity Financial Corporation, PAB Bankshares, Inc., Palmetto Bancshares, Inc., Peoples Bancorp of North Carolina, Inc., Renasant Corporation, Savannah Bancorp, Inc., SCBT Financial Corporation, Seacoast Banking Corporation of Florida, Simmons First National Corporation, Southeastern Bank Financial Corporation, Southern Bancshares (N.C.), Inc., Southern Community Financial Corporation, StellarOne Corporation, Summit Financial Group, Inc., Tennessee Commerce Bancorp, Inc., TIB Financial Corp., TowneBank, Union Bankshares Corporation, Virginia Commerce Bancorp, Inc., Wilson Bank Holding Company, and Yadkin Valley Financial Corporation.

ITEM 6.	SELECTED FINANCIAL DATA.

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2009. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. All of the Company’s acquisitions during the five years ended December 31, 2009 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Balance Sheet Summary (at end of period)
Securities	$493,511	$529,393	$676,195	$528,389	$428,554
Loans held for sale	11,576	1,024	811	781	1,274
Loans, net of unearned income	1,393,931	1,298,159	1,225,502	1,284,863	1,331,039
Allowance for loan losses	21,725	15,978	12,833	14,549	14,736
Total assets	2,274,878	2,133,314	2,149,838	2,033,698	1,952,483
Deposits	1,645,960	1,503,758	1,393,443	1,394,771	1,403,220
Borrowings	352,558	381,791	517,843	406,556	335,885
Total liabilities	2,021,016	1,912,972	1,932,740	1,820,968	1,757,982
Stockholders’ equity	253,862	220,342	217,098	212,730	194,501
Summary of Earnings
Total interest income	$107,934	$110,765	$127,591	$120,026	$109,508
Total interest expense	38,682	44,930	59,276	48,381	35,880
Net interest income	69,252	65,835	68,315	71,645	73,628
Provision for loan losses	15,053	7,422	717	2,706	3,706
Net interest income after provision for loan losses	54,199	58,413	67,598	68,939	69,922
Non-interest income	25,186	32,297	24,831	21,323	22,305
Investment securities impairment	78,863	29,923	—	—	—
Non-interest expense	66,624	60,516	50,463	49,837	55,591
(Loss) income from continuing operations before income taxes	(66,102)	271	41,966	40,425	36,636
Income (benefit) tax expense	(27,874)	(2,810)	12,334	11,477	10,191
(Loss) income from continuing operations	(38,228)	3,081	29,632	28,948	26,445
Loss from discontinued operations before income taxes	—	—	—	—	(233)
Income tax benefit	—	—	—	—	(91)
Loss from discontinued operations	—	—	—	—	(142)
Net (loss) income	(38,228)	3,081	29,632	28,948	26,303
Dividends on preferred stock	2,160	255	—	—	—
Net (loss) income available to common shareholders	(40,388)	2,826	29,632	28,948	26,303

	At or for the Year Ended December 31,
Five-Year Selected Financial Data-continued	2009	2008	2007	2006	2005

Per Share Data
Basic (loss) earnings per common share	$(2.72)	$0.26	$2.64	$2.58	$2.33
Basic (loss) earnings per common share-continuing operations	(2.72)	0.26	2.64	2.58	2.35
Basic loss per common share-discontinued operations	—	—	—	—	(0.02)
Diluted (loss) earnings per common share	$(2.72)	$0.25	$2.62	$2.57	$2.32
Diluted (loss) earnings per common share-continuing operations	(2.72)	0.25	2.62	2.57	2.33
Diluted loss per common share-discontinued operations	—	—	—	—	(0.01)
Cash dividends	$0.30	$1.12	$1.08	$1.04	$1.02
Book value per common share at year-end	$14.29	$15.46	$19.61	$18.92	$17.29
Selected Ratios
Return on average assets	−1.81%	0.14%	1.39%	1.46%	1.37%
Return on average equity	−16.46%	1.40%	13.54%	14.32%	13.79%
Average equity to average assets	11.00%	9.86%	10.30%	10.21%	9.91%
Dividend payout	—	—	40.91%	40.31%	43.78%
Risk based capital to risk adjusted assets	13.90%	12.91%	12.34%	12.69%	11.65%
Leverage ratio	8.58%	9.75%	8.09%	8.50%	7.77%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Overview

First Community Bancshares, Inc. is a financial holding company that, through its bank subsidiary, provides commercial banking services and has positioned itself as a regional community bank and a financial services alternative to larger banks which often provide less emphasis on personal relationships, and smaller community banks which lack the capital and resources to efficiently serve customer needs. The Company has focused its growth efforts on building financial partnerships and more enduring and complete relationships with businesses and individuals through a very personal and local approach to banking and financial services. The Company and its operations are guided by a strategic plan which includes growth through acquisitions and through office expansion in new market areas including strategically identified metro markets in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. While the Company’s mission remains that of a community bank, management believes that entry into new markets will accelerate the Company’s growth rate by diversifying the demographics of its customer base and customer prospects and by generally increasing its sales and service network.

Economy

The local economies in which the Company operates are diverse and span a five-state region. The economies of West Virginia and Southwest Virginia have significant exposure to extractive industries, such as coal, timber and natural gas, which become more active and lucrative when oil prices rise. The local economies in the central portion of North Carolina have suffered in recent years due to foreign competition in both furniture and textiles, as well as consolidation in the financial services industry. Despite these detractions, the economies in this region continue to benefit from national companies operating in the Triad, Central Piedmont, and central South Carolina areas. The Eastern Virginia local economies have, in recent years, benefited from key corporate and government activities and relocations. The economy in eastern Tennessee continues to benefit from the stability of higher education and tourism.

Despite the stable and positive aspects of our regional economies, the Company’s markets have experienced significant declines in residential development and construction, not inconsistent with national trends. These declines have led to contraction in residential land development and construction, which have historically been important components of the Company’s lending activities. The economies of the Company’s southwest Virginia and West Virginia markets have remained stable compared to the national economy and unemployment levels are generally lower than the national average at December 31, 2009.

Competition

As the Company competes for increased market share and growth in both loans and deposits, it continues to encounter strong competition from many sources. Many of the markets targeted by the Company are also being entered by other banks in nearby and distant markets. The expansion of banks, credit unions, and other non-depository financial companies over recent years has intensified competitive pressures on core deposit generation and retention. Competitive forces impact the Company through pressure on interest yields, product fees, and loan structure and terms; however, the Company has countered these pressures with its relationship style of banking, competitive pricing and a disciplined approach to loan underwriting.

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

Estimates, assumptions, and judgments are necessary principally when assets and liabilities are required to be recorded at estimated fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by third party sources, when available. When third party information is not available, valuation adjustments are estimated by management primarily through the use of financial modeling techniques and appraisal estimates.

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The following is a summary of the Company’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified investment valuation, determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the accounting areas that require the most subjective or complex judgments.

Investment securities

Management performs an extensive review of the investment securities portfolio quarterly to determine the cause of declines in the fair value of each security within each segment of the portfolio. The Company uses inputs provided by an independent third party to determine the fair values of its investment securities portfolio. Inputs provided by the third party are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the Company’s intent and ability to hold the securities, recoverability of the invested amounts over the Company’s intended holding period, severity in pricing decline, credit rating, and receipt of amounts contractually due, among other factors, are applied in determining whether a security is other-than-temporarily impaired. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable losses inherent in the portfolio, and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The Company consistently applies a review process to periodically evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses.

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk factors, and general allocations to commercial, residential real estate, and consumer loans are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, but are not limited to, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

The use of various estimates and judgments in the Company’s ongoing evaluation of the required level of allowance can significantly impact the Company’s results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of the portfolio and economic conditions and the application of revised estimates and assumptions. Differences between actual loan loss experience and estimates are reflected through adjustments, either increasing or decreasing the loan loss provision based upon current measurement criteria.

Acquisitions and Intangible Assets

The Company may, from time to time, engage in business combinations with other companies. Purchase accounting requires the recording of underlying assets and liabilities of the entity acquired at their fair market value. Any excess of the purchase price of the business over the net assets acquired and any identified intangibles is recorded as goodwill. In instances where the price of the acquired business is less than the net assets acquired, a gain on purchase is recorded. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisal by qualified independent parties for relevant asset and liability categories. Financial assets and liabilities are typically valued using discount models which apply current discount rates to streams of cash flow. All of these valuation methods require the use of assumptions which can result in alternate valuations and varying levels of goodwill and amounts of bargain purchase gain and, in some cases, amortization expense or accretion income.

Management must also make estimates of useful or economic lives of certain acquired assets and liabilities. These lives are used in establishing amortization and accretion of some intangible assets and liabilities, such as the intangible associated with core deposits acquired in the acquisition of a commercial bank.

Goodwill is recorded as the excess of the purchase price, if any, over the fair value of the revalued net assets. Goodwill is tested annually in the month of October for possible impairment by comparing the fair value of each segment to its book value, including goodwill (step 1). If the fair value of the segment is greater than its book value, no goodwill impairment exists. However, if the book value of the segment is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss (step 2). The step 1 test utilizes a combination of two methods to determine the fair value of the reporting units. For both segments, a discounted cash flow model is created projecting cash flows from operations of the business segment, the results of which are weighted 70%. For the banking segment, a market multiple model utilizes price to net income and price to tangible book value inputs for closed transactions and for certain common sized institutions and the results are weighted 30%. For the insurance segment the market multiple model primarily utilizes price to sales for closed transactions and certain similar industry public companies and the results are weighted 30%. The end results for both segments are then compared to the respective book values to consider if impairment is evident. To determine the overall reasonableness of the segment computations, the combined computed fair value is then compared to the overall market capitalization of the consolidated Company to determine the level of implied control premium.

The discounted cash flow analysis uses estimates in the form of growth and attrition rates, anticipated rates of return, and discount rates. These estimates have a direct bearing on the results of the impairment testing and serve as the basis for management’s conclusions as to potential impairment.

The results of the step 1 analysis performed at October 31, 2009, determined that no impairment was evident and a step 2 test was not necessary. An adjustment to the weighting of the results, deterioration in the market multiples used, further decline in the banking and retail insurance industry valuations, or further decline in our common stock price could provide evidence in the future of potential impairment.

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

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. The amount of any valuation allowance established is based upon an estimate of the deferred tax asset that is more likely than not to be recovered. Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes.

Recent Acquisitions and Branching Activity

In July 2009, the Company acquired TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina. TriStone had two full service locations in Winston-Salem, North Carolina. At acquisition, TriStone had total assets of $166.82 million, total loans of $132.23 million and total deposits of $142.27 million. Each outstanding common share of TriStone was exchanged for .5262 shares of the Company’s Common Stock and the overall acquisition cost was approximately $10.78 million. The acquisition of TriStone significantly augmented the Company’s market presence and human resources in the Winston-Salem, North Carolina market.

In November 2008, the Company acquired Coddle Creek Financial Corp. (“Coddle Creek”), headquartered in Mooresville, North Carolina. Coddle Creek had three full service branch offices located in Mooresville, Cornelius, and Huntersville, North Carolina. At acquisition, Coddle Creek had total assets of $158.66 million, total loans of $136.99 million and total deposits of $137.06 million. Under the terms of the merger agreement, shares of Coddle Creek common stock were exchanged for .9046 shares of the Company’s common stock and $19.60 in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $32.29 million. Concurrent with the Coddle Creek acquisition, Mooresville Savings Bank, Inc., SSB, the wholly-owned subsidiary of Coddle Creek, was merged into the Bank. As a result of the acquisition and preliminary purchase price allocation, approximately $14.41 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

In September 2007, the Company acquired GreenPoint Insurance Group (“GreenPoint”), an insurance agency located in High Point, North Carolina. As of September 30, 2007, GreenPoint had annualized commission revenues of approximately $4.60 million. In connection with the acquisition, the Company has issued an aggregate of 78,824 shares of common stock to the former shareholders of GreenPoint. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $906 thousand in the form of cash or the Company’s Common Stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The acquisition of GreenPoint has added $11.01 million of goodwill and intangibles to the Company’s balance sheet, net of amortization totaling $10.57 million.

GreenPoint has acquired six insurance agencies and sold one since its acquisition by the Company. GreenPoint has issued aggregate cash consideration of approximately $803 thousand and $2.04 million in 2009 and 2008, respectively, in connection with those acquisitions. Acquisition terms in all instances call for issuing further aggregate cash consideration of $3.5 million if certain operating performance targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisitions. GreenPoint’s 2009 and 2008 acquisitions added approximately $803 thousand and $2.04 million, respectively, of goodwill and intangibles to the Company’s balance sheet.

The Company opened one branch during 2009 and one during 2008. The new branch in 2009 is located in Grafton, West Virginia.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

The net loss available to common shareholders for 2009 was $40.39 million, a decrease of $43.21 million from net income available to common shareholders of $2.83 million in 2008. Basic and diluted loss per common share for 2009 was $2.72, compared with basic and diluted earnings per common share of $0.26 and $0.25, respectively, in 2008. The significant decline in earnings in 2009 reflects pre-tax impairment charges and losses on the sale of securities amounting to $90.54 million. The Company’s returns on average assets was a negative 1.81% in 2009 and negative 0.14% in 2008. Return on equity was a negative 16.46% in 2009 and 1.43% in 2008.

The Company acquired TriStone Community Bank, a $166.82 million bank holding company, in July 2009. As a result of the acquisition, a gain of approximately $4.49 million was recorded, which represents the excess fair market value of the net assets acquired and indentified intangibles over the purchase price. The net operations of TriStone were not significant to the Company’s 2009 results of operations.

Net Interest Income

The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest bearing liabilities. Net interest income was $69.25 million for 2009, compared with $65.84 million for 2008. Tax equivalent net interest income totaled $72.55 million for 2009, an increase of $2.58 million from the $69.97 million reported for 2008.

For purposes of the following discussion, comparison of net interest income is performed on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those assets which are fully taxable (see the table titled Average Balance Sheets and Net Interest Income Analysis).

During 2009, average earning assets increased $138.73 million while average interest bearing liabilities increased $147.22 million, in each case over the comparable period. The increases primarily reflect the acquisitions of TriStone and Coddle Creek. The yield on average earning assets decreased 65 basis points to 5.73% for 2009 from 6.38% for 2008. Short-term market interest rates remained low throughout 2009, as the Federal Reserve Board held the “range” of zero to 25 basis points as its target for federal funds. The prevailing low interest rate environment was the largest driver in the overall decrease in the Company’s yield on average earning assets.

Total cost of average interest bearing liabilities decreased 59 basis points to 2.20% during 2009. The Company’s time deposit portfolio experienced downward repricing during 2009, as many of the higher-rate certificates were renewed at lower rates, or not renewed. The net result was a decrease of 6 basis points in the net interest rate spread, or the difference between interest income on earning assets and expense on interest bearing liabilities, for 2009 compared to 2008. The net interest rate spread for 2009 was 3.53% compared with 3.59% for 2008. The Company’s net interest margin, or net interest income to average earning assets, of 3.74% for 2009 represents a decrease of 14 basis points from 3.88% in 2008.

Loan interest income increased $2.48 million during 2009 as compared with 2008 as volume increased, while the yield on loans decreased 49 basis points during the same period. During 2009, the yield on available-for-sale securities decreased 66 basis points to 5.14% while the average balance decreased by $39.59 million as compared with 2008.

Average interest bearing balances with banks increased $46.75 million during 2009 to $62.24 million, while the yield decreased 171 basis points to 0.27% during the same period. These balances consist primarily of overnight investments, and the yield as compared with 2008 on these balances is primarily affected by changes in the target federal funds rate. The Company determined that it was prudent to maintain a high level of liquidity as a measure of safety during the recessionary economic conditions experienced in 2009, particularly through the first two quarters of 2009, as a result of market volatility.

The average total cost of interest bearing deposits decreased 59 basis points in 2009 compared with 2008. The average rate paid on interest bearing demand deposits increased 5 basis points, while the average rate paid on savings, which includes money market and savings accounts, decreased 73 basis points in 2009 compared with 2008. In 2009, average time deposits increased $191.63 million while the average rate paid decreased 82 basis points to 2.87% as compared with 2008. The increase in time deposits reflects the full year impact of the acquisition of Coddle Creek and the partial year impact of the acquisition of TriStone. The level of average non-interest bearing demand deposits decreased $11.87 million to $199.92 million in 2009 compared with the prior year, but was offset by a $31.19 million increase in interest bearing demand deposits.

Average federal funds purchased decreased $15.94 million in 2009 compared with 2008 to a zero balance, as the Company experienced historically high levels of liquidity. Average retail repurchase agreements decreased $41.38 million in 2009, while the average rate paid on those funds decreased, as they are closely tied to the target federal funds rate and 3-month LIBOR. Average Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased $40.12 million while the rate paid on those borrowings decreased 42 basis points in 2009 compared with 2008. The Company prepaid a $25.00 million FHLB advance in June 2009. Other borrowings include the Company’s trust preferred issuance of $15.46 million, which is indexed to 3-month LIBOR.

Average Balance Sheets and Net Interest Income Analysis

	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
	(Dollars in thousands)

Earning Assets:
Loans held for investment:(2)	1,333,112	82,785	6.21%	1,199,076	80,305	6.70%	1,251,028	93,561	7.48%
Available-for-sale securities	537,278	27,638	5.14%	576,864	33,438	5.80%	625,413	36,113	5.77%
Held-to-maturity securities	7,828	643	8.21%	10,302	849	8.24%	15,220	1,212	7.96%
Interest bearing deposits with banks	62,242	165	0.27%	15,489	306	1.98%	24,662	1,175	4.76%

Total earning assets	1,940,460	111,231	5.73%	1,801,731	114,898	6.38%	1,916,323	132,061	6.89%
Other assets	289,724			244,455			208,916

Total	$2,230,184			$2,046,186			$2,125,239

Interest-bearing liabilities:
Demand deposits	$205,997	$443	0.22%	$174,809	$292	0.17%	$147,856	$456	0.31%
Savings deposits	334,217	2,588	0.77%	312,363	4,693	1.50%	330,969	7,327	2.21%
Time deposits	863,357	24,765	2.87%	671,729	24,807	3.69%	697,996	30,974	4.44%

Total interest bearing deposits	1,403,571	27,796	1.98%	1,158,901	29,792	2.57%	1,176,821	38,757	3.29%
Borrowings:
Federal funds purchased	—	—	—	15,942	362	2.27%	5,773	312	5.40%
Retail repurchase agreements	101,775	1,375	1.38%	143,159	3,029	2.12%	167,359	5,809	3.47%
Wholesale repurchase agreements	50,000	1,922	3.84%	50,000	1,630	3.26%	50,000	2,181	4.36%
FHLB borrowings and other debt	204,678	7,589	3.71%	244,801	10,117	4.13%	258,644	12,217	4.72%

Total borrowings	356,453	10,886	3.05%	453,902	15,138	3.34%	481,776	20,519	4.26%

Total interest bearing liabilities	1,760,024	38,682	2.20%	1,612,803	44,930	2.79%	1,658,597	59,276	3.57%
Demand deposits	199,917			211,791			228,583
Other liabilities	24,832			19,850			19,210
Stockholders’ equity	245,411			201,742			218,849

Total	$2,230,184			$2,046,186			$2,125,239

Net interest income		$72,549			$69,968			$72,785

Net interest rate spread(3)			3.53%			3.59%			3.32%

Net interest margin(4)			3.74%			3.88%			3.80%

(1)	Fully taxable equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the tax equivalent yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest earning assets.

Rate and Volume Analysis of Interest

The following table summarizes the changes in tax equivalent interest earned and paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (changes in the average rate times the prior year’s average volume), and (iii) changes in rate/volume (change in the average column times the change in average rate).

	Twelve Months Ended				Twelve Months Ended
	December 31,				December 31,
	2009 Compared to 2008				2008 Compared to 2007
	$ Increase/(Decrease) due to				$ Increase/(Decrease) due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
	(In thousands)

Interest Earned On:
Loans(1)	$8,980	$(5,875)	$(625)	$2,480	$(3,886)	$(9,758)	$388	$(13,256)
Securities available-for-sale(1)	(2,296)	(3,807)	303	(5,800)	(2,801)	188	(61)	(2,675)
Securities held-to-maturity(1)	(204)	(3)	1	(206)	(391)	43	(14)	(363)
Interest-bearing deposits with other banks	926	(265)	(802)	(141)	(437)	(686)	253	(869)

Total interest-earning assets	7,406	(9,951)	(1,123)	(3,667)	(7,515)	(10,213)	566	(17,163)

Interest Paid On:
Demand deposits	53	87	11	151	84	(207)	(41)	(164)
Savings deposits	328	(2,280)	(153)	(2,105)	(411)	(2,350)	127	(2,634)
Time deposits	7,071	(5,508)	(1,605)	(42)	(1,166)	(5,235)	234	(6,167)
Fed funds purchased	(363)	—	1	(362)	551	(181)	(320)	50
Retail repurchase agreements	(877)	(1,102)	326	(1,654)	(840)	(2,259)	319	(2,780)
Wholesale repurchase agreements	—	290	2	292	—	(550)	(1)	(551)
FHLB borrowings and other long-term debt	(1,657)	(1,028)	157	(2,528)	(653)	(1,526)	79	(2,100)

Total interest-bearing liabilities	4,555	(9,542)	(1,261)	(6,248)	(2,436)	(12,308)	398	(14,346)

Change in net interest income, tax-equivalent	$2,851	$(409)	$139	$2,581	$(5,079)	$2,095	$168	$(2,817)

(1)	Fully taxable equivalent using a rate of 35%.

Provision for Loan Losses

The provision for loan losses for 2009 was $15.05 million, an increase of $7.63 million compared with 2008. The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs escalated during 2009. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluations of various categories of collateral, including real estate and marketable securities. Net charge-offs for 2009 and 2008 were $9.31 million and $5.45 million, respectively. Expressed as a percentage of average loans, net charge-offs increased to 0.70% for 2009 from 0.45% in 2008.

Noninterest Income

Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income for 2009, exclusive of the $78.86 million other-than-temporary impairment (“OTTI”) charges, $11.67 million loss on the sale of securities, and $4.49 million in gain resulting from the TriStone acquisition, was $32.37 million, compared with $30.40 million in 2008. See “Financial Position — Available-for-Sale Securities” in Item 7 hereof for information on the changes and losses relating to the Company’s securities.

Wealth management income, which includes fees for trust services and commission and fee income generated by IPC, increased $47 thousand in 2009 compared with 2008, a result of the increases in revenues at IPC. Service charges on deposit accounts decreased $175 thousand as a result of lower overall consumer spending leading to lower levels of certain activity charges. Other service charges, commissions and fees reflected an increase of $467 thousand in 2009 compared with 2008, due mainly to increased debit card interchange income and ATM service fees, as the Company’s customers increasingly chose card-based payment delivery systems.

Insurance commissions earned in 2009 were $6.99 million, compared with $4.99 million in 2008. Income for the insurance subsidiary is derived primarily from commissions earned on the sale of policies. The increase is due largely to a sizeable acquisition of an insurance agency by GreenPoint located in Warrenton, Virginia, that was completed in December 2008.

Other operating income for 2009 was $2.62 million, a decrease of $371 thousand from 2008. The largest components of that difference are decreases in revenue from FHLB stock dividends and secondary market mortgage operations of $432 thousand and $207 thousand, respectively, net of a $340 thousand gain on the disposition of a GreenPoint office.

During 2009, the Company recognized net securities losses of $11.67 million, a decrease of $13.57 million from gains recognized in 2008. In December 2009, the Company sold four pooled trust preferred securities that resulted in a loss of $14.82 million.

Noninterest Expense

Total noninterest expense was $66.62 million for 2009, an increase of $6.11 million over 2008. Salaries and benefits increased approximately $1.51 million. At December 31, 2009, the Company had total full-time equivalent employees of 646 compared to 638 at December 31, 2008. Full-time equivalent employees are calculated using the number of hours worked. GreenPoint accounted for approximately 57 full-time equivalent employees at year-end 2009 compared with 50 at year-end 2008. Total full-time equivalent employees at the Bank and IPC remained relatively stable increasing by 19 full-time equivalent employees from the acquisition of TriStone. Health insurance costs decreased $732 thousand, or 31.59%, and 401(k) employer matching costs increased $139 thousand, or 11.36%. The Company also deferred $231 thousand less in direct loan origination costs than in 2008.

Occupancy expenses increased $787 thousand in 2009 compared with 2008, due to the full year effect of new branches, the full year impact of the acquisition of Coddle Creek, and the partial year effect of the acquisition of TriStone.

During 2009, the Company prepaid a $25.00 million FHLB advance. The expense associated with that prepayment was $88 thousand.

FDIC premiums and assessments totaled $4.26 million, an increase of $4.06 million from 2008. Included in the 2009 amount is a special assessment levied that approximated $988 thousand. The Company also incurred expenses related to the TriStone merger of $1.73 million.

Other operating expenses decreased $760 thousand in 2009 compared with 2008. Contributing to the change were decreases in advertising expenses, consulting fees, and legal fees of $689 thousand, $350 thousand, and $238 thousand, respectively, offset by increases in service fees of $433 thousand.

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

In general, the efficiency ratio used by the Company is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation exclude amortization of intangibles and non-recurring expenses. Income for the ratio is increased for the favorable effect of tax-exempt income (see

Average Balance Sheets and Net Interest Income Analysis), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, non-recurring gains and losses, and OTTI charges. The measure is different from the GAAP-based efficiency ratio, which also is presented in this report, which is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. Both types of efficiency ratio calculations are set forth and are reconciled in the table below.

The (non-GAAP) efficiency ratios for continuing operations for 2009, 2008, and 2007 were 59.10%, 57.54%, and 51.20%, respectively. The following table details the components used in calculation of the efficiency ratios.

	2009	2008	2007
	(Dollars in thousands)

GAAP-based efficiency ratio
Noninterest expenses	$66,624	$60,516	$50,463
Net interest income plus noninterest income	$15,575	$68,209	$93,146
GAAP-based efficiency ratio	427.76%	88.72%	54.18%
Non-GAAP efficiency ratio
Noninterest expenses — GAAP-based	$66,624	$60,516	$50,463
Less non-GAAP adjustments:
Foreclosed property expense	(763)	(382)	(185)
Amortization of intangibles	(1,028)	(689)	(467)
Prepayment penalties on FHLB advances	(88)	(1,647)	—
Merger expenses	(1,726)	—	—
FDIC special assessments	(988)	—	—
Other non-core, non-recurring expense items	(225)	(51)	(100)

Adjusted non-interest expenses	61,806	57,747	49,711

Net interest income plus noninterest income — GAAP-based	15,575	68,209	93,146
Plus non-GAAP adjustment:
Tax equivalency	3,297	4,133	4,470
Less non-GAAP adjustments:
Security losses (gains)	11,673	(1,899)	(411)
Other-than-temporary security impairments	78,863	29,923	—
Acquisition gains	(4,493)
Other non-core, non-recurring income items	(340)	—	(104)

Adjusted net interest income plus noninterest income	104,575	100,366	97,101

Non-GAAP efficiency ratio	59.10%	57.54%	51.20%

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, and the increases in the cash surrender values of life insurance policies.

Consolidated income taxes for 2009 were a benefit of $27.87 million compared with a benefit of $2.81 million in 2008. The effective tax rate for 2009 was 42.17%. The effective tax rate for 2008 was not meaningful due to the levels of pre-tax income. The level of tax benefit increased in 2009 due to higher pre-tax loss levels over 2008.

2008 COMPARED TO 2007

Net income available to common shareholders for 2008 was $2.83 million, a decrease of $26.81 million from $29.63 million in 2007. Basic and diluted earnings per common share for 2008 were $0.26 and $0.25, respectively, compared with basic and diluted earnings per common share of $2.64 and $2.62, respectively, in 2007. The significant decline in earnings in 2008 reflects a fourth quarter non-cash pre-tax impairment charge of $29.92 million on certain investment securities. The Company’s key profitability ratios are return on average assets and return on average equity. Returns on average assets for 2008 and 2007 were 0.14% and 1.39%, respectively.

The Company acquired Coddle Creek, a $158.66 million bank holding company, in November 2008. Accordingly, the operations of Coddle Creek were not significant to the 2008 results of operations.

Net Interest Income

The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest bearing liabilities. For purposes of the following discussion, comparison of net interest income is performed on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those assets which are fully taxable (see the table titled Average Balance Sheets and Net Interest Income Analysis). Net interest income was $65.84 million for 2008, compared with $68.32 million for 2007. Tax equivalent net interest income totaled $69.97 million for 2008, a decrease of $2.82 million from the $72.79 million reported for 2007.

During 2008, average earning assets decreased $114.59 million while average interest bearing liabilities decreased $45.79 million, in each case over the comparable period. The yield on average earning assets decreased 51 basis points to 6.38% for 2008 from 6.89% for 2007. Short-term market interest rates decreased precipitously throughout 2008, culminating in a move by the Federal Reserve to create a “range” of zero to 25 basis points as its target for federal funds. During 2008, the target federal funds rate decreased 400 basis points, and the average bank prime loan rate decreased in concert. Those decreases were the largest driver in the overall decrease in the Company’s yield on average earning assets.

Total cost of average interest bearing liabilities decreased 78 basis points to 2.79% during 2008. The Company’s time deposit portfolio experienced significant downward repricing during 2008, as many of the higher-rate certificates were not renewed. The net result was an increase of 27 basis points to net interest rate spread, or the difference between interest income on earning assets and expense on interest bearing liabilities. Spread for 2008 was 3.59% compared with 3.32% for 2007. The Company’s tax equivalent net interest margin of 3.88% for 2008 represents an increase of eight basis points from 3.80% in 2007.

Loan interest income decreased $13.26 million during 2008 as compared with 2007 as volume declined, while the yield on loans decreased 78 basis points. During 2008, the tax equivalent yield on available-for-sale securities increased three basis points to 5.80% while the average balance decreased by $48.55 million as compared with 2007.

Average interest bearing balances with banks declined $9.17 million during 2008 to $15.49 million, while the yield decreased 278 basis points to 1.98%. These balances consist primarily of overnight liquidity, and the yield on these balances is largely affected by changes in the target federal funds rate.

The average total cost of interest bearing deposits decreased 72 basis points in 2008 compared with 2007. The average rate paid on interest bearing demand deposits decreased 14 basis points, while the average rate paid on savings, which includes money market and savings accounts, decreased 71 basis points. The Company was successful in keeping rates paid on interest bearing checking accounts relatively stable and increased money market account rates to remain competitive and retain deposit funding. In 2008, average time deposits decreased $26.27 million while the average rate paid decreased 75 basis points to 3.69% as compared with 2007. The level of average non-interest bearing demand deposits decreased $16.79 million to $211.79 million in 2008 compared with the prior year.

Average federal funds purchased increased $10.17 million in 2008, while the average rate paid on those funds also decreased, as they are closely tied to the target federal funds rate. Average retail repurchase agreements decreased $24.20 million in 2008, while the average rate paid on those funds decreased, as they are closely tied to the target federal funds rate and 3-month LIBOR. Average FHLB advances and other borrowings decreased $13.84 million while the rate paid on those borrowings decreased 59 basis points in 2008. The Company reduced end-of-period FHLB advances by $75.00 million during 2008. Other borrowings include the Company’s trust preferred issuance of $15.46 million, which is indexed to 3-month LIBOR.

Provision for Loan Losses

The provision for loan losses for 2008 was $7.42 million, an increase of $6.71 million when compared with 2007. The increase in loan loss provision between the periods is primarily attributable to rising loss factors as net charge-offs escalated during 2008. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluations of various categories of collateral, including real estate and marketable securities. Net charge-offs for 2008 and 2007 were $5.45 million and $2.43 million, respectively. Expressed as a percentage of average loans, net charge-offs increased to 0.45% for 2008 from 0.19% in 2007.

Noninterest Income

Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income for 2008, exclusive of the $29.92 million OTTI charge, was $32.30 million compared with $24.83 million in 2007. Non-interest income for 2008 was bolstered by the addition of insurance revenues from 2008 acquisitions, as well as significantly higher deposit service charges, a result of new retail marketing strategies.

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

Other operating income for 2008 was $3.00 million, a decrease of $1.42 million from 2007. The largest components of that difference are decreases in revenue from bank-owned life insurance and FHLB stock dividends of $470 thousand and $332 thousand, respectively, as well as a one-time gain of $298 thousand resulting from the Company’s exit from a state banking association insurance partnership in 2007.

During 2008, the Company also recognized securities gains of $1.90 million, an increase of $1.49 million over gains recognized in 2007.

Noninterest Expense

Total noninterest expense was $60.52 million for 2008, an increase of $10.05 million over 2007. Salaries and benefits increased approximately $4.03 million. During 2008, total full-time equivalent employees increased to 638 from 615 at December 31, 2007. Full-time equivalent employees are calculated using the number of hours worked. GreenPoint accounted for approximately 50 full-time equivalent employees at year-end 2008 compared with 51 at year-end 2007. Total full-time equivalent employees at the Bank and IPC remained relatively stable increasing by only the 22 full-time equivalent employees in the acquisition of Coddle Creek. Health insurance costs increased $660 thousand, or 39.77%, and 401(k) employer matching costs increased $288 thousand, or 30.54%, both due mostly to the addition of GreenPoint. The Company also deferred $1.10 million less in loan origination costs than in 2007.

Occupancy expenses increased $922 thousand compared with 2007, due to the full year effect of new branches, the full year impact of GreenPoint and its acquisitions, and the partial year effect of Coddle Creek. Furniture and equipment expenses increased $370 thousand, due mainly to an increase of $609 thousand in depreciation and amortization expense from 2007 to 2008.

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

Consolidated income taxes for 2008 were a benefit of $2.81 million compared with an expense of $12.33 million in 2007. The effective tax rate for 2008 is not meaningful due to the level of pre-tax income and the effective tax rate for 2007 was 29.39%.

FINANCIAL POSITION

Available-for-Sale Securities

Available-for-sale securities were $486.06 million at December 31, 2009, compared with $520.72 million at December 31, 2008, a decrease of $34.67 million. The decrease is largely the result of the Company’s sale and writedown of certain pooled trust preferred securities. At December 31, 2009, the average life and duration of the portfolio were 6.0 years and 4.9, respectively. Average life and duration at December 31, 2008 were 5.0 years and 3.6, respectively.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible OTTI. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, timing and amount of contractual cash flows, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent to hold the security to recovery or maturity. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In the instance of a debt security which is determined to be other-than-temporarily impaired, the Company determines the amount of the impairment due to credit and the amount due to others factors. The amount of impairment related to credit is recognized in the Consolidated Statements of Income and the remainder is recognized in other comprehensive income.

Late in 2009, the Company sold four of the nine issues from its portfolio of pooled trust preferred securities. The sale resulted in the recognition of $14.82 million in losses in addition to $19.40 million of impairment previously recognized on those securities throughout 2009. As of December 31, 2009, the Company wrote down all remaining securities in that portfolio sector. The Company cannot assert its intent to hold the remaining five issues to recovery or maturity. The Company may need to engage in future sales of those securities to covert deferred tax assets to current tax receivables. Accordingly, the Company wrote the securities down to fair value.

In addition to the pooled trust preferred securities portfolio, the Company maintains a small portfolio of equity securities. During 2009, the Company recognized total impairment charges $1.27 million on 11 individual holdings.

The Company does not believe any unrealized loss remaining in the investment portfolio, individually or in the aggregate, as of December 31, 2009, represents OTTI. The Company has the intent and ability to hold these equity securities until such time as the value recovers or the securities mature. Based on currently available information, the Company believes the recorded declines in the value of these securities at December 31, 2009, are largely attributable to changes in market interest rates.

Included in available-for-sale securities is a portfolio of trust preferred securities with a total market value of approximately $42.76 million as of December 31, 2009. That portfolio is comprised of single-issue and pooled trust preferred securities. The single-issue securities are trust preferred issuances from large banking institutions and had a total market value of approximately $41.11 million as of December 31, 2009, compared with their adjusted cost basis of approximately $55.62 million.

The following table presents in more detail the Company’s single-issue and pooled trust preferred security holdings as of December 31, 2009.

									Current
	Current								Year	Cumulative
	Composite	Credit				Deferrals/Defaults		Unrealized	Credit-	Credit-
	Credit	Rating at	Issuing	Book	Fair	Actual	Percent	Loss	Related	Related
Deal Name	Rating	Purchase	Banks	Value	Value	Amount	of Deal	in OCI	OTTI	OTTI
	(Dollars in thousands)

Single-issue
Bank of America	BB	A+	1	$28,793	$22,970	None	n/a	$(5,823)	$—	$—
JPMorgan Chase	BBB+	A	1	10,070	7,300	None	n/a	(2,770)	—	—
Northern Trust	A−	A2	1	4,008	2,752	None	n/a	(1,256)	—	—
SunTrust	BB+	A	1	4,941	3,104	None	n/a	(1,837)	—	—
Wells Fargo	BBB+	A+	1	7,812	4,984	None	n/a	(2,828)	—	—

				$55,624	$41,110			$(14,514)	$—	$—

Pooled
PreTSL X B1	Ca	A	58	$188	$188	$195,625	38.6%	$—	$9,900	$9,900
PreTSL XII B1	Ca	A	79	366	366	197,100	25.8%	—	19,748	19,748
PreTSL XIV B1	Ca	A	64	901	901	89,500	18.8%	—	8,099	8,099
PreTSL XXII C1	Ca	A	82	119	119	339,500	24.5%	—	12,559	12,559
PreTSL XXIII C1	Caa3	A	70	74	74	270,500	19.5%	—	7,890	7,890

				$1,648	$1,648			$—	$58,196	$58,196

The following table provides details regarding the type and credit ratings within the securities portfolios as of December 31, 2009.

				Unrealized
				Gains/(Losses)
	Par	Fair	Amortized	Recognized	Cumulative
	Value	Value	Cost	in AOCL	OTTI
	(Amounts in thousands)

Available for sale
Agency securities	$25,435	$25,276	$25,421	$(145)	$—
Agency mortgage-backed securities	259,032	264,218	260,220	3,998	—
Non-Agency mortgage-backed securities:
BB	5,766	5,170	5,743	(573)	—
CCC	25,000	11,301	20,968	(9,667)	4,251

Total	30,766	16,471	26,711	(10,240)	4,251
Municipals:
AAA	4,583	4,652	4,580	72	—
AA	52,105	53,380	52,063	1,317	—
A	47,042	48,071	46,989	1,082	—
BBB	14,870	14,886	14,757	129	—
Not rated	15,570	14,612	14,796	(184)	—

Total	134,170	135,601	133,185	2,416	—
Single-issue bank trust preferred securities:
A	4,130	2,752	4,008	(1,256)	—
BBB	18,300	12,283	17,882	(5,599)	—
BB	34,125	26,075	33,734	(7,659)	—

Total	56,555	41,110	55,624	(14,514)	—
Pooled trust preferred securities:
Below investment grade	59,948	1,648	1,648	—	58,196

Total	59,948	1,648	1,648	—	58,196
Equity securities	—	1,733	1,717	16	1,189

Total	$565,906	$486,057	$504,526	$(18,469)	$63,636

Held to maturity
Municipals:
AA	$2,830	$2,867	$2,819	$48	$—
A	3,670	3,567	3,495	72	—
BBB	660	661	659	2	—
Not rated	1,120	484	481	3	—

Total	$8,280	$7,579	$7,454	$125	$—

The following table details amortized cost and fair value of available-for-sale securities as of December 31, 2009, 2008, and 2007.

	December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

U.S. Government agency securities	$25,421	$25,276	$53,425	$54,818	$136,791	$139,237
States and political subdivisions	133,185	135,601	163,042	159,419	186,834	188,536
Trust preferred securities:
Single-issue	55,624	41,110	55,491	33,542	55,422	51,549
Pooled	1,648	1,648	93,269	32,511	109,309	99,076

Total trust preferred securites	57,272	42,758	148,760	66,053	164,731	150,625
Mortgage-backed securities:
Agency	260,220	264,218	212,315	216,962	177,965	176,708
Non-Agency prime residential	5,743	5,170	7,423	5,766	4	4
Non-Agency Alt-A residential	20,968	11,301	10,750	10,750	15	15

Total mortgage-backed securities	286,931	280,689	230,488	233,478	177,984	176,727
Equities	1,717	1,733	7,979	6,955	8,597	8,995

Total	$504,526	$486,057	$603,694	$520,723	$674,937	$664,120

Held-to-Maturity Securities

Investment securities classified as held-to-maturity are comprised primarily of high grade state and municipal bonds. The portfolio totaled $7.45 million at December 31, 2009, compared with $8.67 million at December 31, 2008. This decrease is reflective of continuing maturities and calls within the portfolio. The market value of held-to-maturity investment securities was 101.68% and 101.52% of book value at December 31, 2009 and 2008, respectively.

The following table details amortized cost and fair value of held-to-maturity securities at December 31, 2009, 2008, and 2007.

	December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Amounts in thousands)

States and political subdivisions	$7,454	$7,579	$8,670	$8,802	$11,699	$11,922
Corporate notes	—	—	—	—	375	375
Mortgage-backed securities	—	—	—	—	1	1

Total	$7,454	$7,579	$8,670	$8,802	$12,075	$12,298

Loans Held for Sale

At December 31, 2009, the Company held $11.58 million of mortgage loans for sale to the secondary market. The gross notional amount of outstanding commitments to originate mortgage loans for customers at December 31, 2009, was $4.64 million on 31 loans. The Company sells these mortgages on a best efforts basis and generates non-interest income through origination fees and yield spread gains.

Loans Held for Investment

Total loans held for investment increased $95.77 million to $1.39 billion at December 31, 2009, from $1.30 billion at December 31, 2008, primarily as a result of the addition of $129.54 million in loans obtained in the acquisition of TriStone, which was partially offset by lower loan production and net payoffs throughout 2009. The average loan to deposit ratio decreased to 83.14% for 2009, compared with 87.48% for 2008. Average loans held for investment for 2009 of $1.33 billion increased $134.04 million when compared with the average loans held for investment for 2008 of $1.20 billion.

The held for investment loan portfolio continues to be well diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition at year-end 2005 through 2009.

Loan Portfolio Summary

	December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands)

Commercial, financial and
agricultural	$96,366	$85,034	$96,261	$106,645	$110,211
Real estate — commercial	450,611	407,638	386,112	421,067	464,510
Real estate — construction	124,896	130,610	163,310	158,566	143,976
Real estate — residential	657,367	602,573	498,345	506,370	504,387
Consumer	60,090	66,259	75,450	88,679	106,206
Other	4,601	6,046	6,027	3,549	1,808

Total	1,393,931	1,298,160	1,225,505	1,284,876	1,331,098
Less unearned income	—	1	3	13	59

	1,393,931	1,298,159	1,225,502	1,284,863	1,331,039
Less allowance for loan losses	21,725	15,978	12,833	14,549	14,736

Net loans	$1,372,206	$1,282,181	$1,212,669	$1,270,314	$1,316,303

The Company maintained no foreign loans in the periods presented. Although the Company’s loans are made primarily in the five-state region in which it operates, the Company had no concentrations of loans to one borrower or industry representing 10% or more of outstanding loans at December 31, 2009.

At December 31, 2009, commercial real estate loans comprised 32.33% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial, and service companies that include, but are not limited to, coal mining companies, manufacturers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent a variety of sectors of the commercial real estate market, including residential land development, single family and apartment building operators, commercial real estate lessors, and hotel/motel developers. Underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined market limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

The following table details the maturities and rate sensitivity of the Company’s loan portfolio at December 31, 2009.

	Remaining Maturities
		Over
	One Year	One to	Over Five
	and Less	Five Years	Years	Total	Percent
	(Amounts in thousands)

Commercial, financial and agricultural	$40,887	$51,353	$4,126	$96,366	6.91%
Real estate — commercial	91,712	292,656	66,242	450,610	32.33%
Real estate — construction	61,653	47,141	16,104	124,898	8.96%
Real estate — mortgage	53,082	156,766	447,519	657,367	47.16%
Consumer	17,712	39,814	2,563	60,089	4.31%
Other	1,814	1,141	1,646	4,601	0.33%

	$266,860	$588,871	$538,200	$1,393,931	100.00%

Rate Sensitivity:
Predetermined rate	$124,794	$444,222	$202,451	$771,467	55.34%
Floating or adjustable rate	142,066	144,648	335,750	622,464	44.66%

	$266,860	$588,870	$538,201	$1,393,931	100.00%

Allowance for Loan Losses

The allowance for loan losses is increased by charges to earnings in the form of provisions charged to current earnings and by recoveries of prior loan charge-offs, and decreased by loan charge-offs. The provisions are calculated to bring the allowance to a level, which, according to a systematic process of measurement, is reflective of the amount that management deems adequate to absorb probable losses. Additional information regarding the determination of the allowance for loan losses can be found in Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 hereof.

The allowance for loan losses was $21.73 million at December 31, 2009, compared with $15.98 million at December 31, 2008, an increase of $5.75 million. The increase in the allowance was primarily influenced by the effect of net charge-off activity during the year, which totaled $9.31 million as of December 31, 2009, as compared to $5.45 million as of December 31, 2008, on provision expense.

The allowance for loan loss methodology utilizes a rolling five year average loss history that is adjusted for current qualitative or environmental factors that management deem likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. Such factors include trends in delinquency, loss rates, and non-performing loans as well as general economic conditions. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2009; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

The Company did not record an allowance for loan losses in connection with the TriStone acquisition. The loans acquired were accounted for at fair value; therefore, no allowance was allowed to be recorded at acquisition.

The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2005 through 2009.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance for loan losses at beginning of period	$15,978	$12,833	$14,549	$14,736	$16,339
Acquisition balances	—	1,169	—	—	—
Charge-offs:
Commercial, financial, and agricultural	6,742	3,079	1,874	1,522	4,481
Real estate — construction	274	731	75	51	148
Real estate — mortgage	2,295	1,625	962	1,579	770
Installment loans to individuals	1,044	1,936	1,384	1,391	1,537

Total charge-offs	10,355	7,371	4,295	4,543	6,936

Recoveries:
Commercial, financial, and agricultural	570	1,336	720	881	1,232
Real estate — construction	23	5	3	1	112
Real estate — mortgage	111	121	567	275	183
Installment loans to individuals	345	463	572	493	492

Total recoveries	1,049	1,925	1,862	1,650	2,019

Net charge-offs	9,306	5,446	2,433	2,893	4,917
Provision charged to operations	15,053	7,422	717	2,706	3,706
Reclassification of allowance for lending-related commitments(1)	—	—	—	—	(392)

Allowance for loan losses at end of period	$21,725	$15,978	$12,833	$14,549	$14,736

Ratio of net charge-offs to average loans outstanding	0.70%	0.45%	0.19%	0.22%	0.38%
Ratio of allowance for loan losses to total loans outstanding	1.56%	1.23%	1.05%	1.13%	1.11%

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

The following table details the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2009.

	December 31,
	2009		2008		2007		2006		2005
	(Dollars in thousands)

Commercial, financial, and
agricultural	$10,508	39%	$6,224	38%	$7,118	39%	$8,153	41%	$9,627	43%
Real estate — construction	694	9%	496	10%	409	13%	378	12%	452	11%
Real estate — mortgage	8,191	47%	6,760	46%	3,613	41%	3,745	39%	2,377	38%
Installment loans to individuals	1,999	5%	2,025	6%	1,693	7%	2,273	8%	2,281	8%
Unallocated	333		473		—		—		—

Total	$21,725	100%	$15,978	100%	$12,833	100%	$14,549	100%	$14,737	100%

Risk Elements

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). The levels of non-performing assets for the last five years ending December 31, 2009, are presented in the following table.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans	$17,527	$12,763	$2,923	$3,813	$3,383

Loans 90 days or more past due and still accruing interest	—	—	—	—	11

Total non-performing loans	17,527	12,763	2,923	3,813	3,394

Other real estate owned	4,578	1,326	545	258	1,400

Total non-performing assets	$22,105	$14,089	$3,468	$4,071	$4,794

Non-performing loans as a percentage of total loans	1.26%	0.98%	0.24%	0.30%	0.25%
Non-performing assets as a percentage of total loans and other real estate owned	1.58%	1.08%	0.28%	0.32%	0.36%
Allowance for loan losses as a percentage of non-performing loans	124.0%	125.2%	439.0%	381.6%	434.2%
Allowance for loan losses as a percentage of non-performing assets	98.3%	113.4%	370.0%	357.4%	307.4%
Restructured loans performing in accordance with modified terms	$3,215	$113	$245	$272	$302

Total non-performing assets were $22.11 million at December 31, 2009, compared with $14.09 million at December 31, 2008, an increase of $8.02 million. Non-accrual loans increased by $4.76 million to $17.53 million at December 31, 2009, compared with 2008. A majority of the increase in non-accrual loans can be attributed to a $2.64 million increase in non-accrual loans in the residential real estate segment of the portfolio. Total non-accrual loans within this segment approximate $6.32 million, or 35.59% of total non-accrual loans. The Company’s Winston-Salem and Mooresville, North Carolina markets account for $3.51 million, or 55.45%, of total residential real estate non-accrual loans.

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. There were no loans 90 days past due and still accruing at December 31, 2009 and 2008. OREO was $4.58 million at December 31, 2009, an increase of $3.25 million from December 31, 2008, and is carried at the lesser of estimated net realizable value or cost. OREO increased from December 31, 2008 as non-performing loans were converted to foreclosed real estate. The principal components of OREO at December 31, 2009, are acquisition and development, residential real estate, and owner-occupied commercial real estate of $975 thousand, $1.35 million, and $1.65 million, respectively. Approximately 24.65% of OREO is located in Winston-Salem and Mooresville, North Carolina and approximately 26.55% in Richmond, Virginia. The present foreclosure process in North Carolina prohibits more timely resolution of real estate secured loans within that state. At December 31, 2009, OREO consisted of 60 properties with an average value of $121 thousand and an average age of 7 months.

Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss upon ultimate resolution.

The Company has considered all loans determined to be impaired in the evaluation of the adequacy of the allowance for loan losses at December 31, 2009. The following table presents additional detail of non-performing and restructured loans for the five years ended December 31, 2009. Additional information regarding non-performing loans can be found in Note 5 — Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8 hereof.

	December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands)

Non-accruing loans	$17,527	$12,763	$2,923	$3,813	$3,383
Loans past due over 90 days and still accruing interest	—	—	—	—	11
Restructured loans performing in accordance with modified terms	3,565	113	245	272	302
Gross interest income which would have been recorded under original terms of non-accruing and restructured loans	698	458	301	397	380
Actual interest income during the period	395	89	179	286	161

Although total delinquent loans increased during 2009, the Company has not yet experienced the significant credit quality deterioration experienced by many of its peers. Total delinquent loans as of December 31, 2009, measured 2.32% of total loans, and were comprised of loans 30-89 days delinquent of 1.07% and loans in non-accrual status of 1.25%. This compares to total delinquency of 1.97% at December 31, 2008. Non-performing loans, comprised entirely of non-accrual loans as the Company does not have any loans that are 90 days past due and still accruing, measured 1.26% and 0.98% of total loans as of December 31, 2009 and December 31, 2008, respectively. By way of comparison, the Company’s Federal Reserve Board peer group of bank holding companies with total assets between $1 and $3 billion at September 30, 2009, had non-performing loans measured at 4.65% of total loans.

The primary composition of non-performing loans is 39.40% residential real estate, 20.07% construction, land development, and vacant land, 14.39% owner occupied commercial real estate, and 7.62% non-owner occupied commercial real estate. Approximately $1.78 million, or 25.72%, of the non-performing residential real estate loans can be attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009.

The Company increased the quarterly provisions for loan losses and the allowance for loan losses during 2009. Excluding the effect of the TriStone merger in July 2009, the Company increased the allowance for loan losses to 1.70% of total loans as of December 31, 2009. Nonperforming loans increased during 2009 due to the weakness in the real estate market and the recessionary economic conditions experienced during the year. As a result of the increase in charge-offs, the Company deemed it appropriate to increase key qualitative factors that adjust the increasing historical loss rates in its allowance model. Those increases have resulted in increases in the allowance as a percentage of total loans.

As of December 31, 2009, there are outstanding commitments to lend an additional six thousand dollars to borrowers related to restructured loans.

The Company maintains an active and robust problem credit identification system. When a credit is identified as exhibiting characteristics of weakening, the Company will assess the credit for potential impairment. Examples of weakening include delinquency and deterioration of the borrower’s capacity to repay as determined by our ongoing credit review function. As part of the impairment review, the Company evaluates the current collateral value. It is the Company’s standard practice to obtain updated third party collateral valuations to assist management in measuring potential impairment of a credit and the amount of the impairment to be recorded, if any.

Internal collateral valuations are generally performed within two to four weeks of the original identification of potential impairment and receipt of the third party valuation. The internal valuation is performed by comparing the original appraisal to current local real estate market conditions and experience and considers liquidation costs. The result of the internal valuation is compared to the outstanding loan balance, and, if warranted, a specific impairment reserve will be established at the completion of the internal evaluation.

A third party evaluation is typically received within thirty to forty-five days of the completion of the internal evaluation. Once received, the third party evaluation is reviewed by Special Assets staff and/or Credit Appraisal staff for reasonableness. Once the evaluation is reviewed and accepted, discounts to fair market value are applied based upon such factors as the bank’s historical liquidation experience of like collateral, and an estimated net realizable value is established. That estimated net realizable value is then compared to the outstanding loan balance to determine the amount of specific impairment reserve. The specific impairment reserve, if necessary, is adjusted to reflect the results of the updated evaluation. A specific impairment reserve is generally maintained on impaired loans during the time period while awaiting receipt of the third party evaluation as well as on impaired loans that continue to make some form of payment and liquidation is not imminent. Impaired loans not meeting the aforementioned criteria and that do not have a specific impairment reserve typically have been previously written down through a partial charge-off to their net realizable value.

The Company’s Special Assets staff assumes the management and monitoring of all loans determined to be impaired. While awaiting the completion of the third party appraisal, the Company generally begins to complete the tasks necessary to gain control of the collateral and prepare for liquidation, including, but not limited to engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate. Special Assets staff also regularly reviews the relationship to identify any potential adverse developments during this time.

Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan less the specific reserve is any downward adjustment to the appraised value that the Company’s Special Assets staff determines appropriate. These differences generally consist of costs to sell the property, as well as a deflator for the devaluation of property when banks are the sellers, and we deem these fair value adjustments.

Based on prior experience, the Bank does not generally return loans to performing status after the loans have been partially charged off. Generally, credits identified as impaired move quickly through the process towards ultimate resolution of the problem credit.

Deposits

Total deposits were $1.65 billion at December 31, 2009, an increase of $142.20 million from $1.50 billion at December 31, 2008. The increase is attributable largely to the acquisition of TriStone. Non-interest bearing demand deposits increased by $8.53 million while interest bearing demand deposits increased $46.79 million during 2009. Savings deposits, which consist of money market accounts and savings accounts, increased $84.94 million while time deposits increased $15.08 million during 2009.

Average total deposits increased to $1.60 billion during 2009 as compared to $1.37 billion during 2008. Average interest bearing demand deposits increased $31.19 million during 2009 to $206.00 million. Average non-interest bearing demand deposits decreased $11.87 million to $199.92 million and savings deposits increased $21.85 million to $334.22 million during 2009. Average time deposits increased $191.63 million in 2009. In 2009, the average rate paid on interest bearing deposits was 1.98%, down 59 basis points from 2.57% in 2008. Throughout 2009, the Company decreased its higher-rate certificates of deposit and money market accounts. The increase in interest bearing demand deposits can be attributed to the TriStone acquisition.

Borrowings

The Company’s borrowings consist primarily of overnight federal funds purchased from the FHLB and other sources, securities sold under agreements to repurchase, and term FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company.

Short-term borrowings decreased on average approximately $57.33 million for 2009 compared with the prior year as a result of decreasing funding needs and strong deposit inflows. There were no federal funds purchased at December 31, 2009, and none purchased at December 31, 2008. Repurchase agreements were $153.63 million and $165.91 million at December 31, 2009 and 2008, respectively. Retail repurchase agreements are sold to customers as an alternative to available deposit products and commercial treasury accounts. At December 31, 2009 and 2008, wholesale repurchase agreements totaled $50.00 million. The weighted average rate of those long-term, wholesale repurchase agreements was 3.71% and 4.32% at December 31, 2009 and 2008, respectively. The underlying securities included in retail repurchase agreements remain under the Company’s control during the effective period of the agreements.

Short-term borrowings include overnight federal funds and repurchase agreements. Balances and rates paid on short-term borrowings used in daily operations are summarized as follows:

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

At year-end	$103,634	1.22%	$115,914	1.49%	$225,927	3.19%
Average during the year	101,775	1.35%	159,101	2.13%	223,132	3.53%
Maximum month-end balance	106,407		232,110		273,920

At December 31, 2009, FHLB borrowings included $183.18 million in convertible and callable advances. The weighted average interest rate of all FHLB advances was 2.41% and 3.70% at December 31, 2009 and 2008, respectively. $50.00 million of the advances are hedged by an interest rate swap to achieve a fixed rate of 4.34%. After considering the effect of the interest rate swap, the weighted average interest rate of all FHLB advances was 3.59% at December 31, 2009. At December 31, 2009, the FHLB advances had maturities between three months and twelve years.

Also included in other indebtedness is $15.46 million of junior subordinated debentures issued by the Company in October 2003 through FCBI Capital Trust, an unconsolidated trust subsidiary, with an interest rate of three-month LIBOR plus 2.95%. The debentures mature in October 2033 and are currently callable at the option of the Company.

Stockholders’ Equity

Total stockholders’ equity increased $33.52 million to $253.86 million at December 31, 2009. In June 2009, the Company completed the sale of 5.29 million shares of its Common Stock in a public offering. The purchase price was $12.50 per share, and net proceeds from the sale totaled approximately $61.67 million. In July 2009, in connection with the TriStone acquisition the Company issued 741,588 shares of its Common Stock for approximately $10.13 million towards the total purchase price of $10.78 million. In December 2009, the Company issued 22,008 and 43,054 additional shares of its Common Stock to the former shareholders of GreenPoint and IPC, respectively.

On November 21, 2008, the Company completed the issuance of $41.5 million of Series A perpetual preferred stock and a related warrant under the Treasury’s voluntary TARP Capital Purchase Program. The Warrant initially represented the right to purchase 176,546 shares of the Company’s Common Stock at an initial exercise price of $35.26 per share. As a result of the Company’s public offering of Common Stock in June 2009, the number of shares of Common Stock issuable under the terms of the Warrant was reduced to 88,273. On July 8, 2009, the Company repurchased and retired the $41.5 million in preferred stock from the Treasury. The Company did not repurchase the Warrant; therefore, the Treasury retains the option to sell the Warrant in the open market to a third party.

Risk-Based Capital

Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. At December 31, 2009, the Company’s Tier I capital ratio was 12.65% compared with 11.92% in 2008. The Company’s total risk-based capital-to-asset ratio was 13.90% at December 31, 2009, compared with 12.91% at December 31, 2008. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies by the Federal Reserve Board. The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2009, was 8.58% versus 9.75% at December 31, 2008, both of which are well above the minimum levels prescribed by the Federal Reserve Board. See Note 14 — Regulatory Capital Requirements and Restrictions in the Notes to Consolidated Financial Statements in Item 8 hereof.

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

Total liquidity of $473.19 million at December 31, 2009, is comprised of the following: unencumbered cash on hand and deposits with other financial institutions of $98.14 million; unpledged available-for-sale securities of $131.13 million; held- to-maturity securities due within one year of $1.10 million; FHLB credit availability of $148.65 million; and federal funds lines availability of $94.17 million.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down short-term borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses these funds to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of securities.

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. See Note 14 — Regulatory Capital Requirements and Restrictions of the Notes to Consolidated Financial Statements included in Item 8 hereof regarding such dividends. At December 31, 2009, the Company had liquid assets, including cash and investment securities, totaling $27.57 million.

At December 31, 2009, approved loan commitments outstanding amounted to $233.72 million and certificates of deposit scheduled to mature in one year or less totaled $525.78 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

The following table presents contractual cash obligations as of December 31, 2009.

	Total Payments Due by Period
		Less than	One to	Three to	More than
	Total	One year	Three Years	Five Years	Five Years
	(Amounts in thousands)

Deposits without a stated maturity(1)	$821,532	$821,532	$—	$—	$—
Federal funds borrowed and overnight security repurchase agreements	84,528	84,528	—	—	—
Certificates of Deposit(2)(3)	847,198	617,337	160,984	68,877	—
Term security repurchase agreements	85,429	12,577	5,965	12,851	54,036
FHLB advances(2)(3)	215,979	14,460	8,390	8,360	184,769
Trust preferred indebtedness	27,893	641	1,175	1,022	25,055
Leases	5,729	1,084	1,633	1,106	1,906

Total	$2,088,288	$1,552,159	$178,147	$92,216	$265,766

(1)	Excludes interest.

(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2009. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

The following table presents detailed information regarding the Company’s off-balance sheet arrangements at December 31, 2009.

	Amount of Commitment Expiration Per Period
		Less than
		One Year	One to	Three to	More than
	Total	(1)	Three Years	Five Years	Five Years
	(Amounts in thousands)

Commitments to extend credit
Commercial, financial and agricultural	34,960	$25,611	$6,622	$2,683	$44
Real estate — commercial	17,757	11,930	2,891	2,560	376
Real estate — residential	84,209	6,896	5,465	9,786	62,062
Real estate — construction	36,475	22,632	2,139	7,661	4,043
Consumer	49,501	49,449	9	30	13
Other	206	179	—	27	—

Total unused commitments	$223,108	$116,697	$17,126	$22,747	$66,538

Financial letters of credit	$576	$559	$7	$—	$10
Performance letters of credit	1,224	1,091	64	5	64

Total letters of credit	$1,800	$1,650	$71	$5	$74

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

The Company has a pay fixed and receive variable interest rate swap that effectively fixes $50.00 million of FHLB borrowings at 4.34% for a period of five years. The derivative transaction is effective and performing as originally expected.

Wealth Management Services

As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (Trust Division). The Trust Division reported market value of assets under management of $411 million and $416 million at December 31, 2009 and 2008, respectively. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.

The Company also offers investment advisory services through the Bank’s wholly-owned subsidiary, IPC, which reported assets under management of $414 million and $432 million at December 31, 2009 and 2008, respectively. Revenues consist primarily of commissions on assets under management and investment advisory fees.

Insurance Services

The Company offers insurance services through its subsidiary GreenPoint. Revenues are derived mainly from commissions paid on policies sold. Commission revenue was $6.99 million for 2009 compared to $4.99 million for 2008. GreenPoint made two large acquisitions during 2008, REL Insurance in Greensboro, North Carolina, and Carr & Hyde in Warrenton, Virginia. Those two agencies added combined annualized revenues of over $3 million in 2009. See Note 19 — Segment Information of the Notes to the Consolidated Financial Statements include in Item 8 hereof.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and securities, and its interest expense on interest bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds while maintaining an acceptable level of net interest income given the current interest rate environment.

The Company’s primary component of operational revenue, net interest income, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities on earning assets and interest bearing liabilities. Interest rate risk has four primary components including repricing risk, basis risk, yield curve risk and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is the result of “embedded options”, often called put or call options, given or sold to holders of financial instruments.

In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk (“IRR”) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities, management’s estimate of yields to be attained in those future rate environments, and rates that will be paid on various deposit instruments and borrowings. Specific strategies for management of IRR have included shortening the amortized maturity of new fixed rate loans, increasing the volume of adjustable rate loans to reduce the repricing term of the Bank’s interest-earning assets, and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing to mitigate the potential exposure. The simulation model used by the Company captures all earning assets, interest bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. Based upon the latest simulation, the Company believes that it is in a slightly liability sensitive position.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity as of December 31, 2009 and 2008. The model simulates plus 200 and minus 100 basis point changes from the base case rate simulation. This table, which illustrates the prospective effects of hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of December 31, 2009, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points as not realistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

Rate Sensitivity Analysis

December 31, 2009 Simulation
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change
	(Dollars in thousands)

200	$(1,405)	(1.9)	$(18,634)	(6.9)
100	(866)	(1.2)	(7,715)	(2.9)
(100)	2,117	2.9	16,087	5.9

December 31, 2008 Simulation
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change

200	$1,479	2.3	$(8,040)	(3.7)
100	1,493	2.3	719	0.3
(100)	1,874	2.9	(21,443)	(9.9)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Amounts in thousands,
	except share and per share data)

ASSETS
Cash and due from banks	$36,265	$39,310
Federal funds sold	61,376	—
Interest-bearing balances with banks	3,700	7,129

Total cash and cash equivalents	101,341	46,439
Securities available for sale	486,057	520,723
Securities held to maturity	7,454	8,670
Loans held for sale	11,576	1,024
Loans held for investment, net of unearned income	1,393,931	1,298,159
Less allowance for loan losses	21,725	15,978

Net loans held for investment	1,372,206	1,282,181
Premises and equipment, net	56,946	55,024
Other real estate owned	4,578	1,326
Interest receivable	8,610	10,084
Goodwill	84,648	83,192
Other intangible assets	6,413	6,420
Other assets	135,049	118,231

Total Assets	$2,274,878	$2,133,314

LIABILITIES
Deposits:
Non-interest bearing	$208,244	$199,712
Interest bearing	1,437,716	1,304,046

Total Deposits	1,645,960	1,503,758
Interest, taxes and other liabilities	22,498	27,423
Securities sold under agreements to repurchase	153,634	165,914
FHLB borrowings and other indebtedness	198,924	215,877

Total Liabilities	2,021,016	1,912,972

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding at 2009 and 41,500 at 2008	—	40,419
Common stock, $1 par value; shares authorized: 25,000,000; shares issued: 18,082,822 at 2009 and 12,051,234 at 2008; shares outstanding: 17,765,164 at 2009 and 11,567,449 at 2008	18,083	12,051
Additional paid-in capital	190,967	128,526
Retained earnings	68,355	107,231
Treasury stock, at cost	(9,891)	(15,368)
Accumulated other comprehensive loss	(13,652)	(52,517)

Total Stockholders’ Equity	253,862	220,342

Total Liabilities and Stockholders’ Equity	$2,274,878	$2,133,314

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands,
	except share and per share data)

Interest Income
Interest and fees on loans	$82,704	$80,224	$93,501
Interest on securities-taxable	19,093	22,714	24,725
Interest on securities-nontaxable	5,972	7,521	8,190
Interest on federal funds sold and deposits in banks	165	306	1,175

Total interest income	107,934	110,765	127,591

Interest Expense
Interest on deposits	27,796	29,792	38,757
Interest on short-term borrowings	3,297	5,252	9,760
Interest on long-term debt	7,589	9,886	10,759

Total interest expense	38,682	44,930	59,276

Net Interest Income	69,252	65,835	68,315
Provision for loan losses	15,053	7,422	717

Net interest income after provision for loan losses	54,199	58,413	67,598

Noninterest Income
Wealth management income	4,147	4,100	3,880
Service charges on deposit accounts	13,892	14,067	11,387
Other service charges, commissions and fees	4,715	4,248	3,600
Insurance commissions	6,988	4,988	1,142
Total impairment losses on securities	(88,435)	(29,923)	—
Portion of loss recognized in other comprehensive income	9,572	—	—

Net impairment losses recognized in earnings	(78,863)	(29,923)	—
Net (losses) gains on sale of securities	(11,673)	1,899	411
Gain on acquisition	4,493	—	—
Other operating income	2,624	2,995	4,411

Total noninterest income	(53,677)	2,374	24,831

Noninterest Expense
Salaries and employee benefits	31,385	29,876	25,848
Occupancy expense of bank premises	5,889	5,102	4,180
Furniture and equipment expense	3,746	3,740	3,370
Amortization of intangible assets	1,028	689	467
Prepayment penalties on FHLB advances	88	1,647	—
FDIC premiums and assessments	4,262	202	—
Merger related expenses	1,726	—	—
Other operating expense	18,500	19,260	16,598

Total noninterest expense	66,624	60,516	50,463

Income (loss) before income taxes	(66,102)	271	41,966
Income tax (benefit) expense	(27,874)	(2,810)	12,334

Net (loss) income	(38,228)	3,081	29,632
Dividends on preferred stock	2,160	255	—

Net (loss) income available to common shareholders	$(40,388)	$2,826	$29,632

Basic earnings (loss) per common share	$(2.72)	$0.26	$2.64

Diluted earnings (loss) per common share	$(2.72)	$0.25	$2.62

Dividends declared per common share	$0.30	$1.12	$1.08

Weighted average basic shares outstanding	14,868,547	11,058,076	11,204,676

Weighted average diluted shares outstanding	14,868,547	11,134,025	11,292,871

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Cash flows from operating activities
Net income (loss)	$(38,228)	$3,081	$29,632
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	15,053	7,422	717
Depreciation and amortization of premises and equipment	4,028	3,885	3,276
Intangible amortization	1,028	689	467
Net investment amortization and accretion	1,234	(161)	534
Gains (losses) on the sale of assets	11,599	(1,839)	(357)
Net gain on acquisitions	(4,493)	—	—
Mortgage loans originated for sale	(35,249)	(32,704)	(42,598)
Proceeds from sale of mortgage loans	27,464	32,672	42,822
Gain on sale of loans	(83)	(181)	(254)
Equity-based compensation expense	153	260	271
Deferred income tax (benefit) expense	(18,586)	(12,647)	216
Decrease (increase) in interest receivable	2,071	3,071	(324)
Excess tax benefit from stock-based compensation	(2)	(85)	(327)
Prepayment penalty	88	1,647	—
Contribution of treasury stock to 401(k) plan	1,414	1,208	—
FDIC prepayment	(10,885)	—	—
Net impairment losses recognized in earnings	78,863	29,923	—
Net changes in other assets and liabilities	(20,338)	(2,651)	2,581

Net cash provided by (used in) operating activities	15,131	33,590	36,656

Cash flows from investing activities
Proceeds from sales of securities available for sale	167,071	128,888	12,010
Proceeds from maturities and calls of securities available for sale	77,178	87,144	28,635
Proceeds from maturities and calls of held to maturity securities	1,238	3,417	7,907
Purchase of securities available for sale	(218,961)	(171,446)	(211,321)
Net decrease in loans made to customers	18,902	58,473	56,623
Net redemption (purchase) of FHLB stock	351	4,013	(4,207)
Cash provided by (used in) divestitures and acquisitions, net	21,749	(4,661)	(5,364)
Purchase of premises and equipment	(4,380)	(6,040)	(15,160)
Proceeds from sale of equipment	327	21	526

Net cash provided by (used in) investing activities	63,475	99,809	(130,351)

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	71,436	(52,079)	2,158
Net (decrease) increase in time deposits	(71,931)	24,788	(3,649)
Net (decrease) increase in FHLB and other borrrowings	(25,130)	(76,039)	93,272
FHLB debt prepayment fees	(88)	(1,647)	—
Net (decrease) increase in federal funds purchased	—	(18,500)	10,800
Net (decrease) increase in securities sold under agreement to repurchase	(12,280)	(41,513)	6,242
Redemption of preferred stock	(41,500)	—	—
Net proceeds from the issuance of common stock	61,668	—	—
Net proceeds from the issuance of preferred stock	—	41,409	—
Proceeds from the exercise of stock options	21	464	781
Excess tax benefit from stock-based compensation	2	85	327
Acquisition of treasury stock	(167)	(4,222)	(9,170)
Preferred dividends paid	(1,116)	—	—
Common dividends paid	(4,619)	(12,452)	(12,079)

Net cash provided by (used in) financing activities	(23,704)	(139,706)	88,682

Net increase (decrease) in cash and cash equivalents	54,902	(6,307)	(5,013)
Cash and cash equivalents at beginning of year	46,439	52,746	57,759

Cash and cash equivalents at end of year	$101,341	$46,439	$52,746

Supplemental information — Noncash items
Transfers of loans to other real estate	$6,490	$2,653	$1,342
Cumulative effect adjustment, net of tax	$6,131	$—	$—

(See Note 1 for detail of income taxes and interest paid and Note 2 for supplemental information regarding detail of cash paid in acquisitions.)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	(Amounts in thousands, except share and per share information)

Balance January 1, 2007	$—	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730
Comprehensive income:
Net income	—	—	—	29,632	—	—	29,632
Other comprehensive income (loss) — See note 17	—	—	—	—	—	(7,515)	(7,515)

Comprehensive income (loss)	—	—	—	29,632	—	(7,515)	22,117

Common dividends declared ($1.08 per share)	—	—	—	(12,079)	—	—	(12,079)
Purchase of 287,500 treasury shares at $31.89 per share	—	—	—	—	(9,170)	—	(9,170)
Acquisition of GreenPoint Insurance Group (49,088 shares)	—	—	133	—	1,524	—	1,657
Acquisition of Investment Planning Consultants (13,401 shares)	—	—	30	—	425	—	455
Equity-based compensation	—	—	169	—	102	—	271
Tax benefit from exercise of stock options	—	—	336	—	—	—	336
Common stock options exercised (45,665 shares)	—	—	(649)	—	1,430	—	781

Balance December 31, 2007	$—	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Comprehensive income:
Net income	$—	$—	$—	$3,081	$—	$—	$3,081
Other comprehensive income (loss) — See note 17	—	—	—	—	—	(45,234)	(45,234)

Comprehensive income (loss)	—	—	—	3,081	—	(45,234)	(42,153)

Cumulative effect of change in accounting principle				(813)			(813)
Preferred stock issuance, net	40,395	—	(91)	—	—	—	40,304
Common stock warrant issuance	—	—	1,105	—	—	—	1,105
Preferred dividend, net	24	—	—	(255)	—	—	(231)
Common dividends declared ($1.12 per share)	—	—	—	(12,452)	—	—	(12,452)
Purchase of 132,100 treasury shares at $31.96 per share	—	—	—	—	(4,222)	—	(4,222)
Acquisition of Coddle Creek (552,216 shares)	—	552	18,588	—	—	—	19,140
Acquisition of GreenPoint Insurance Group (7,728 shares)	—	—	22	—	245	—	267
Acquisition of Investment Planning Consultants (8,361 shares)	—	—	(26)	—	266	—	240
Contribution of treasury stock to 401(k) plan (37,775 shares)	—	—	8	—	1,200	—	1,208
Equity-based compensation	—	—	244	—	16	—	260
Tax benefit from exercise of stock options	—	—	127	—	—	—	127
Common stock options exercised (22,323 shares)	—	—	(276)	—	740	—	464

Balance December 31, 2008	$40,419	$12,051	$128,526	$107,231	$(15,368)	$(52,517)	$220,342

Cumulative effect of change in accounting principle	$—	$—	$—	$6,131	$—	$(6,131)	$—
Comprehensive income:
Net (loss) income	—	—	—	(38,228)	—	—	(38,228)
Other comprehensive income — See note 17	—	—	—	—	—	44,996	44,996

Comprehensive income	—	—	—	(32,097)	—	38,865	6,768

Preferred dividend, net	1,081	—	(37)	(2,160)	—	—	(1,116)
Common dividends declared ($0.30 per share)	—	—	—	(4,619)	—	—	(4,619)
Redemption of preferred stock	(41,500)	—	—	—	—	—	(41,500)
Purchase of 13,500 treasury shares at $12.29 per share	—	—	—	—	(167)	—	(167)
Acquisition of GreenPoint Insurance Group (22,008 shares)	—	—	(404)	—	685	—	281
Acquisition of Investment Planning Consultants (43,054 shares)	—	—	(851)	—	1,341	—	490
Acquisition of TriStone Community Bank (741,588 shares)	—	742	9,385	—	—	—	10,127
Equity-based compensation	—	—	115	—	38	—	153
Common stock issuance, net (5,290,000 shares)	—	5,290	56,378	—	—	—	61,668
Contribution of treasury stock to 401(k) plan (111,365 shares)	—	—	(2,103)	—	3,517	—	1,414
Common stock options exercised (2,000 shares)	—	—	(42)	—	63	—	21

Balance December 31, 2009	$—	$18,083	$190,967	$68,355	$(9,891)	$(13,652)	$253,862

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, and Emerging Issues Task Force guidance and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Principles of Consolidation

The consolidated financial statements of First Community include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Effective January 1, 2008, the Company operates within two business segments, community banking and insurance services.

Use of Estimates

In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Financial statement items requiring the significant use of estimates and assumptions include, but are not limited to, fair values of investment securities, fair value adjustment of acquired businesses and the establishment of the allowance for loan losses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest bearing balances on deposit with the Federal Home Loan Bank (“FHLB”) that are available for immediate withdrawal. Interest and income taxes paid were as follows:

	2009	2008	2007
	(Amounts in thousands)

Interest	$39,871	$46,381	$58,797
Income Taxes	9,318	8,777	12,097

Pursuant to agreements with the Federal Reserve Bank, the Company maintains a cash balance of approximately $250 thousand in lieu of charges for check clearing and other services. The Company maintained a cash deposit of approximately $3.20 million with a counterparty to collateralize an interest rate swap.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Investment Securities

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as available-for-sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity, net of income taxes, and is entitled “Other Comprehensive Income (Loss).” Premiums and discounts are amortized to expense or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method.

Investments in debt securities that management has determined it does not intend to sell and has asserted that it is not more likely than not that it will have to sell are carried at amortized cost. Premiums and discounts are amortized to expense and accreted to income over the lives of the securities. Gain or loss on the call or maturity of investment securities, if any, is recorded based on the specific identification method. Investments that management has determined it does intend to sell and has asserted that it is more likely than not that it will have to sell are carried at the lower of amortized cost or market value.

Management performs an extensive review of the investment securities portfolio quarterly to determine the cause of declines in the fair value of each security within each segment of the portfolio. The Company uses inputs provided by an independent third party to determine the fair values of its investment securities portfolio. Inputs provided by the third party are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as whether the Company determines it has the intent to sell the security or whether it is more likely than not it will be required to sell the security, recoverability of the invested amounts over the Company’s intended holding period, severity in pricing decline and receipt of amounts contractually due, for example, are applied in determining whether a security is other-than-temporarily impaired. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In the instance of a debt security which is determined to be other-than-temporarily impaired, the Company determines the amount of the impairment due to credit and the amount due to other factors. The amount of impairment related to credit is recognized in the Consolidated Statements of Income and the remainder of the impairment is recognized in other comprehensive income.

Loans Held for Sale

Loans held for sale primarily consist of one-to-four family residential loans originated for sale in the secondary market and are carried at the lower of cost or estimated fair value determined on an aggregate basis. The long-term, fixed rate loans are sold to investors on a best efforts basis such that the Company does not absorb the interest rate risk involved in the loans. The fair value of loans held for sale is determined by reference to quoted prices for loans with similar coupon rates and terms.

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

Loans Held for Investment

Loans held for investment are carried at the principal amount outstanding less any writedowns which may be necessary to reduce individual loans to net realizable value. Individually significant commercial loans are evaluated for impairment when evidence of impairment exists. Impairment allowances are recorded through specific additions to the allowance for loan losses. Loans are considered past due when principal or interest becomes

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

delinquent by 30 days or more. Consumer loans are charged off against the allowance for loan losses when the loan becomes 120 days past due (180 days if secured by residential real estate). Other loans are charged off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans charged off are credited to the allowance for loan losses in the period received.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable losses inherent in the portfolio, and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The Company consistently applies a review process to periodically evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses.

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk factors, and general allocations to commercial, residential real estate, and consumer loans are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. These factors may include, but are not limited to, actual versus estimated losses, regional and national economic conditions, including unemployment trend, business segment and portfolio concentrations, industry competition, interest rate trends, and the impact of government regulations. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

Long-term Investments

Certain long-term equity investments representing less than 20% ownership are accounted for under the cost method, are carried at cost, and are included in other assets. At December 31, 2009, these equity investments totaled $1.81 million. These investments in operating companies represent required long-term investments in insurance, investment and service company affiliates or consortiums which serve as vehicles for the delivery of various support services. In accordance with the cost method, dividends received are recorded as current period revenues and there is no recognition of the Company’s proportionate share of net operating income or loss. The Company has determined that fair value measurement is not practical, and further, nothing has come to the attention of the Company that would indicate impairment of any of these investments.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

As a condition to membership in the FHLB system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”). The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding. The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets. At December 31, 2009 and 2008, the Company owned approximately $13.70 million and $13.17 million in FHLBA stock, respectively, which is classified as other assets. The Company’s policy is to review for impairment at each reporting period. During the year ended December 31, 2009, FHLBA repurchased excess activity-based stock from the Company and reinstituted quarterly dividends. At December 31, 2009 FHLBA was in compliance with all of its regulatory capital requirements. Based on the Company’s review, it believes that as of December 31, 2009 and 2008, its FHLBA stock was not impaired.

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

Other Real Estate Owned

Other real estate owned and acquired through foreclosure is stated at the lower of cost or fair value less estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Expenses incurred in connection with operating the properties, subsequent writedowns and gains or losses upon sale are included in other noninterest expense.

Goodwill and Other Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill was $84.65 million and $83.19 million at December 31, 2009 and 2008, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits, ranging from four to ten years while the weighted average remaining life of these core deposits is approximately 7.18 years. As of December 31, 2009 and 2008, the balance of core deposit intangibles was $3.49 million and $6.41 million, respectively, while the corresponding accumulated amortization was $4.44 million and $3.79 million, respectively. The net unamortized balance of identified intangibles associated with acquired deposits was $3.50 million and $3.02 million at December 31, 2009 and 2008, respectively. The acquisition of GreenPoint, and its continued acquisitions, added $1.32 million of goodwill for the period ended December 31, 2009. The acquisition of Investment Planning Consultants, Inc. added a total of $490 thousand of goodwill for the period ended December 31, 2009. Annual amortization expense of all intangibles for 2010 and the succeeding four years are approximately $1.02 million, $1.01 million, $824 thousand, $749 thousand, and $727 thousand, respectively.

The Company reviews and tests goodwill for potential impairment on an annual basis in October. Goodwill is tested for impairment by comparing the fair value of each segment to its book value (step 1), including goodwill. If the fair value of the segment is greater than its book value, no goodwill impairment exists. However, if the book

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

value of the segment is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss (step 2). The step 1 test utilizes a combination of two methods to determine the fair value of the reporting units. For both segments, a discounted cash flow model uses estimates in the form of growth and attrition rates of return and discount rates to project cash flows from operations of the business segment, the results of which are weighted 70%. For the banking segment, a market multiple model utilizes price to net income and price to tangible book value inputs for closed transactions and for certain common sized institutions and the results are weighted 30%. For the insurance segment, the market multiple model primarily utilizes price to sales for closed transactions and certain similar industry public companies and the results are weighted 30%. The end results for both segments are then compared to the respective book values to consider if impairment is evident. To determine the overall reasonableness of the segment computations, the combined computed fair value is then compared to the overall market capitalization of the consolidated Company to determine the level of implied control premium.

The progression of the Company’s goodwill and intangible assets for continuing operations for the three years ended December 31, 2009, is detailed in the following table:

		Other
	Goodwill	Intangibles
	(Amounts in thousands)

Balance at December 31, 2006	60,135	2,061
Acquisitions	6,175	2,152
Amortization	—	(467)

Balance at December 31, 2007	66,310	3,746
Acquisitions	15,990	3,362
Other Adjustments	892	—
Amortization	—	(689)

Balance at December 31, 2008	83,192	6,419
Acquisitions and dispositions, net	1,456	1,022
Amortization	—	(1,028)

Balance at December 31, 2009	$84,648	$6,413

Other Assets

In addition to deferred tax assets, other assets included $40.97 million and $40.78 million in cash surrender value of life insurance and $13.70 million and $13.17 million in FHLBA stock at December 31, 2009 and 2008, respectively.

In connection with the bank-owned life insurance, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements with certain of the individuals whose lives are insured. Under these agreements, the Company shares 80% of death benefits (after recovery of cash surrender value) with the designated beneficiaries of the plan participants under life insurance contracts. The Company as owner of the policies retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies. Expenses associated with split dollar agreements were $89 thousand and $126 thousand in 2009 and 2008, respectively.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions. Securities, generally U.S. government and Federal agency securities, pledged as collateral under

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

these arrangements cannot be sold or repledged by the secured party. The fair value of the collateral provided to a third party is continually monitored, and additional collateral is provided as appropriate.

Preferred Stock and Participation in the U.S. Treasury Capital Purchase Program

On November 21, 2008, the Company issued and sold to the U.S. Department of the Treasury (“Treasury”) (i) 41,500 shares of the Company’s Series A Preferred Stock and (ii) a warrant (the “Warrant”) to purchase 176,546 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), for an aggregate purchase price of $41.50 million in cash. On June 5, 2009 the Company completed a public offering of its Common Stock that resulted in the reduction of the shares of Common Stock underlying the Warrant from 176,546 shares to 88,273 shares. On July 8, 2009, the Company repurchased from the Treasury all of the Series A Preferred Stock that it had issued to the Treasury in November 2008. The Company did not repurchase the Warrant.

The Warrant has a 10-year term and was immediately exercisable upon its issuance, with an initial per share exercise price of $35.26. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any share of Common Stock issued upon exercise of the Warrant. In accordance with the terms of the Purchase Agreement, the Company registered the Warrant and the shares of Common Stock underlying the Warrant with the SEC. The Warrant is not subject to any contractual restrictions on transfer.

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

Loan Fee Income

Loan origination and underwriting fees are reduced by direct costs associated with loan processing, including salaries, review of legal documents and obtainment of appraisals. Net origination fees and costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period. Net deferred loan fees were $632 thousand at December 31, 2009, and net deferred costs were $447 thousand at December 31, 2008.

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2009, are detailed in Note 15 — Other Operating Expenses of the Notes to Consolidated Financial Statements included in Item 8 hereof.

Equity-Based Compensation

The cost of employee services received in exchange for equity instruments including options and restricted stock awards generally are measured at fair value at the grant date. The effect of option shares on earnings per share

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2005 through 2008 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

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

Earnings Per Share

Basic earnings per share are determined by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share are determined by dividing net income available to common shareholders by the weighted average shares outstanding, which includes the dilutive effect of stock options, warrants and contingently issuable shares. The dilutive effects of stock options, warrants, and contingently issuable shares are not considered for the year ended December 31, 2009, because of the reported net loss available to common shareholders. Basic and diluted net income per common share calculations follow:

	For the Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands, except share and per share data)

Net (loss) income available to common shareholders	$(40,388)	$2,826	$29,632
Weighted average shares outstanding	14,868,547	11,058,076	11,204,676
Dilutive shares for stock options	—	53,680	65,320
Contingently issuable shares	—	22,269	22,875
Common stock warrants	—	—	—

Weighted average dilutive shares outstanding	14,868,547	11,134,025	11,292,871

Basic earnings per share	$(2.72)	$0.26	$2.64
Diluted earnings per share	$(2.72)	$0.25	$2.62

For the years ended December 31, 2009, 2008 and 2007, options and warrants to purchase 488,689, 206,996, and 10,000 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per common share because the exercise price was greater than the market price of the Company’s common stock or the Company incurred losses; accordingly, they would have an anti-dilutive effect.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Variable Interest Entities

The Company maintains ownership positions in various entities which it deems variable interest entities (“VIE’s”). These VIE’s include certain tax credit limited partnerships and other limited liability companies which provide aviation services, insurance brokerage, title insurance and other financial and related services. Based on the Company’s analysis, it is a non- primary beneficiary; accordingly, these entities do not meet the criteria for consolidation. The carrying value of VIE’s was $1.81 million and $1.50 million at December 31, 2009 and 2008, respectively. The Company’s maximum possible loss exposure was $1.62 million and $1.51 million at December 31, 2009 and 2008, respectively. Management does not believe net losses, if any, resulting from its involvement with the entities discussed above will be material.

Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments are defined as derivatives under generally accepted accounting principles.

All derivative instruments are carried at fair value on the balance sheet. Special hedge accounting provisions are provided, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedged transaction.

Other Recent Accounting Developments

FASB ASC Topic 320, Investments — Debt and Equity Securities.  New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009, and recorded a cumulative effect adjustment between retained earnings and accumulated other comprehensive loss of $6.13 million.

FASB ASC Topic 805, Business Combinations.  On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.” The Company recorded the acquisition of TriStone Community Bank in accordance with the new accounting guidance and recognized a gain of $4.49 million. In accordance with the new accounting guidance, the Company did not record an allowance for loan losses in connection with the TriStone acquisition. The loans acquired were accounted for at fair value; therefore, no allowance was allowed to be recorded at acquisition.

FASB ASC Topic 810, Consolidation.  New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 is effective for the Company January 1, 2010, and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, Derivatives and Hedging.  New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009, and the required disclosures are reported in Note 13 — Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements included in Item 8 hereof .

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008, for financial assets and financial liabilities and on January 1, 2009, for non-financial assets and non-financial liabilities. See Note 16 — Fair Value of the Notes to Consolidated Financial Statements included in Item 8 hereof.

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

FASB ASC Topic 855, Subsequent Events.  New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” as amended, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009, and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, Transfers and Servicing.  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010, and is not expected to have a significant impact on the Company’s financial statements.

Note 2.	Merger, Acquisitions and Branching Activity

In July 2009, the Company acquired TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina. TriStone had two full service locations in Winston-Salem, North Carolina. At acquisition, TriStone had total assets of $166.82 million, total loans of $132.23 million and total deposits of $142.27 million. Shares of TriStone were exchanged for .5262 shares of the Company’s common stock and the overall acquisition cost was approximately $10.78 million. The acquisition of TriStone significantly augmented the Company’s market presence and human resources in the Winston-Salem, North Carolina region. The Company recorded a $4.49 million gain on the acquisition of TriStone.

The TriStone merger is being accounted for under the acquisition method of accounting. The statement of net assets acquired as of July 31, 2009 is presented in the following table. The purchased assets and assumed fair value of liabilities were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as information relative to closing date fair value becomes available. After the initial valuation was completed, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that all assets acquired and assumed liabilities were recognized and that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a preliminary gain on the acquisition of $4.49 million. Goodwill and bargain purchase gains created in business combinations are generally not taxable. For the year ended December 31, 2009, the Company incurred expenses related to the merger of $1.73 million.

Revenue of $3.66 million and net income of $1.75 million for the period of August 1, 2009 to December 31, 2009 included in the consolidated financial statements is related to the newly acquired TriStone. TriStone’s results of operations prior to the acquisition are not included in the Company’s statements of income.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Acquisition of TriStone Community Bank

(In thousands)

Consideration:
Common Stock — 741,588 shares	$10,082
Cash paid for dissenting shares	649
Cash in lieu of fractional shares	4
Option consideration	42

Fair value of total consideration paid	$10,777

Recognized amounts of assets acquired and liabilities assumed:
Cash and cash equivalents	$21,948
Investments	8,656
Loans, net	130,808
Premises and equipment, net	2,112
Other assets	1,624

Identifiable assets	165,148
Deposits	141,833
Other liabilities, primarily FHLB advances	8,045

Identifiable liabilities	149,878
Identifiable net assets	15,270

Gain on purchase	$(4,493)

The pro forma consolidated condensed statements of income for the Company and TriStone for the years ended December 31, 2009 and 2008 are presented below as if the combination had occurred on January 1. The unaudited pro forma information presented does not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable periods presented, nor does it indicate the results of operations in future periods.

The pro forma purchase accounting adjustments related to investments, loans and leases, deposits, and other borrowed funds are being accreted or amortized into income using methods that approximate a level yield over their respective estimated lives. Purchase accounting adjustments related to identifiable intangibles, which totaled $1.31 million, are being amortized and recorded as noninterest expense over their respective estimated lives using accelerated methods. The pro forma consolidated condensed statements of income do not reflect any adjustments to TriStone’s historical provision for credit losses. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	2009
	First		Pro Forma	Pro Forma
	Community	TriStone	Adjustments	Combined
	(Dollars in thousands)

Interest Income	$104,459	$7,527	$265	$112,251
Interest Expense	37,760	3,214	(427)	40,547

Net interest income	66,699	4,313	692	71,704
Provision for loan losses	15,053	175	—	15,228

Net interest income after provision for loan losses	51,646	4,138	692	56,476
Noninterest Income	(58,237)	992	4,493	(52,752)
Noninterest Expense	64,004	4,177	1,726	69,907

Income (loss) before income taxes	(70,595)	953	3,459	(66,183)
Income tax expense (benefit)	(29,007)	—	1,133	(27,874)

Net income (loss)	(41,588)	953	2,326	(38,309)
Dividends on preferred stock	2,160	—	—	2,160

Net income (loss) available to common shareholders	$(43,748)	$953	$2,326	$(40,469)

	2008
	First		Pro Forma	Pro Forma
	Community	TriStone	Adjustments	Combined
	(Dollars in thousands)

Interest Income	$110,765	$7,633	$265	$118,663
Interest Expense	44,930	3,882	(427)	48,385

Net interest income	65,835	3,751	692	70,278
Provision for loan losses	7,422	687	—	8,109

Net interest income after provision for loan losses	58,413	3,064	692	62,169
Noninterest Income	2,374	680	4,493	7,547
Noninterest Expense	60,516	3,993	1,726	66,235

Income (loss) before income taxes	271	(249)	3,459	3,481
Income tax expense (benefit)	(2,810)	—	1,133	(1,677)

Net income (loss)	3,081	(249)	2,326	5,158
Dividends on preferred stock	255	—	—	255

Net income (loss) available to common shareholders	$2,826	$(249)	$2,326	$4,903

In November 2008, the Company acquired Coddle Creek Financial Corp. (“Coddle Creek”), headquartered in Mooresville, North Carolina. Coddle Creek had three full service branch offices located in Mooresville, Cornelius, and Huntersville, North Carolina. At acquisition, Coddle Creek had total assets of $158.66 million, total loans of $136.99 million and total deposits of $137.06 million. Under the terms of the merger agreement, shares of Coddle Creek common stock were exchanged for .9046 shares of the Company’s common stock and $19.60 in cash. The total deal value, including the cash-out of outstanding stock options, was approximately $32.29 million. Concurrent

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

with the Coddle Creek acquisition, Mooresville Savings Bank, Inc., SSB, the wholly-owned subsidiary of Coddle Creek, was merged into the First Community Bank, N. A. (the “Bank”), the wholly-owned subsidiary of the Company. As a result of the acquisition and preliminary purchase price allocation, approximately $14.41 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

In September 2007, the Company acquired GreenPoint Insurance Group (“GreenPoint”), an insurance agency located in High Point, North Carolina. In connection with the acquisition, the Company has issued an aggregate of 78,824 shares to the former shareholders of GreenPoint. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $906 thousand in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. If those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The acquisition of GreenPoint has added $11.01 million of goodwill and intangibles to the Company’s balance sheet, net of amortization of $10.57 million.

GreenPoint has acquired six insurance agencies and sold one since its acquisition by the Company. GreenPoint issued aggregate cash consideration of approximately $803 thousand and $2.04 million in 2009 and 2008, respectively, in connection with those acquisitions. Acquisition terms in all instances call for issuing further aggregate cash consideration of $3.5 million if certain operating performance targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisitions. GreenPoint’s 2009 and 2008 acquisitions added approximately $803 thousand and $2.04 million, respectively, of goodwill and intangibles to the Company’s balance sheet.

The following table summarizes the net cash provided by or used in acquisitions and divestitures during the three years ended December 31, 2009.

	2009	2008	2007
	(Amounts in thousands)

Fair value of investments acquired	$7,837	$1,269	$—
Fair value of loans acquired	129,937	136,035	—
Fair value of premises and equipment acquired	1,797	4,505	—
Fair value of other assets	26,746	23,872	382
Fair value of deposits assumed	(142,697)	(137,606)	—
Fair value of other liabilities assumed	(9,008)	(4,967)	(1,167)
Purchase price (lesser than) in excess of net assets acquired	(3,037)	15,991	7,838

Total purchase price	11,575	39,099	7,053
Less non-cash purchase price	11,579	19,647	1,658
Less cash acquired	21,295	14,792	32

Net cash (received) paid for acquisition	$(21,299)	$4,660	$5,363

Book value of assets sold	$(110)	$—	$—
Book value of liabilities sold	—	—	—
Sales price in excess of net liabilities assumed	(340)	—	—

Total sales price	(450)	—	—
Add cash on hand sold	—	—	—
Less amount due remaining on books	—	—	—

Net cash paid (received) for divestiture	$(450)	$—	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 3.	Investment Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as available-for-sale are as follows:

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
	(Amounts in thousands)

U.S. Government agency securities	$25,421	$10	$(155)	$25,276	$—
States and political subdivisions	133,185	3,309	(893)	135,601	—
Trust preferred securities:
Single Issue	55,624	—	(14,514)	41,110	—
Pooled	1,648	—	—	1,648	—

Total trust preferred securities	57,272	—	(14,514)	42,758	—
Mortgage-backed securities:
Agency	260,220	5,399	(1,401)	264,218	—
Non-Agency prime residential	5,743	—	(573)	5,170	—
Non-Agency Alt-A residential	20,968	—	(9,667)	11,301	(9,667)

Total mortgage-backed securities	286,931	5,399	(11,641)	280,689	(9,667)
Equities	1,717	207	(191)	1,733	—

Total	$504,526	$8,925	$(27,394)	$486,057	$(9,667)

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$53,425	$1,393	$—	$54,818
States and political subdivisions	163,042	864	(4,487)	159,419
Trust preferred securities:
Single Issue	55,491	—	(21,950)	33,541
Pooled	93,269	—	(60,757)	32,512

Total trust preferred securities	148,760	—	(82,707)	66,053
Mortgage-backed securities:
Agency	212,315	4,649	(2)	216,962
Non-Agency prime residential	7,423	—	(1,657)	5,766
Non-Agency Alt-A residential	10,750	—	—	10,750

Total mortgage-backed securities	230,488	4,649	(1,659)	233,478
Equities	7,979	357	(1,381)	6,955

Total	$603,694	$7,263	$(90,234)	$520,723

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity, at December 31, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	U.S.	States			Tax
	Government	and			Equivalent
	Agencies &	Political	Corporate		Purchase
Available For Sale	Corporations	Subdivisions	Notes	Total	Yield
	(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$—	$627	$—	$627	5.87%
After one year through five years	994	8,402	—	9,396	5.69%
After five years through ten years	—	67,410	—	67,410	6.05%
After ten years	24,427	56,746	57,272	138,445	4.14%

Amortized cost	$25,421	$133,185	$57,272	215,878

Mortgage-backed securities				286,931	4.78%
Equity securities				1,717

Total Amortized cost				$504,526

Tax equivalent purchase yield	5.45%	6.24%	1.19%	4.81%
Average contractual maturity (in years)	11.32	9.80	18.10	12.18
Fair Value Maturity:
Within one year	$—	$630	$—	$630
After one year through five years	1,004	8,656	—	9,660
After five years through ten years	—	69,662	—	69,662
After ten years	24,272	56,653	42,758	123,683

Fair Value	$25,276	$135,601	$42,758	203,635

Mortgage-backed securities				280,689
Equity securities				1,733

Total Fair Value				$486,057

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as held-to-maturity are as follows:

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(Amounts in thousands)

States and political subdivisions	$7,454	$125	$—	$7,579

Total	$7,454	$125	$—	$7,579

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

States and political subdivisions	$8,670	$133	$(1)	$8,802

Total	$8,670	$133	$(1)	$8,802

The amortized cost and estimated fair value of securities by contractual maturity, at December 31, 2009, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	States	Tax
	and	Equivalent
	Political	Purchase
Held-to-Maturity	Subdivisions	Yield
	(Dollars in thousands)

Amortized Cost Maturity:
Within one year	$1,091	7.61%
After one year through five years	4,227	8.25%
After five years through ten years	2,136	8.19%
After ten years	—

Total amortized cost	$7,454

Tax equivalent purchase yield	8.14%
Average contractual maturity (in years)	3.40
Fair Value Maturity:
Within one year	$1,103
After one year through five years	4,303
After five years through ten years	2,173
After ten years	—

Total fair value	$7,579

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $354.92 million and $377.56 million at December 31, 2009 and 2008, respectively.

In 2009, net losses on the sale of securities were $11.67 million. Gross gains were $4.11 million while gross losses were $15.78 million. In 2008, net gains on the sale of securities were $1.90 million. Gross gains were $2.84 million while gross losses were $938 thousand. In 2007, net gains on the sale of securities were $411 thousand. Gross gains were $540 thousand while gross losses were $128 thousand.

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at December 31, 2009 and 2008. There were 70 securities in a continuous unrealized loss position for 12 or more months for which the Company does not

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

intend to sell any of these securities in a loss position and has determined that it is more likely than not going to be required to sell at December 31, 2009, until the security matures or recovers in value.

	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

U.S. Government agency securities	$23,271	$(155)	$—	$—	$23,271	$(155)
States and political subdivisions	13,864	(270)	16,285	(623)	30,149	(893)
Trust preferred securities:
Single Issue	—	—	41,111	(14,514)	41,111	(14,514)
Mortgage-backed securities:
Agency	83,491	(1,400)	34	(1)	83,525	(1,401)
Prime residential	—	—	5,169	(573)	5,169	(573)
Alt-A residential	11,301	(9,667)	—	—	11,301	(9,667)

Total mortgage-backed securities	94,792	(11,067)	5,203	(574)	99,995	(11,641)
Equity securities	86	(60)	731	(131)	817	(191)

Total	$132,013	$(11,552)	$63,330	$(15,842)	$195,343	$(27,394)

	December 31, 2008
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
	(Amounts in thousands)

States and political subdivisions	$85,374	$(2,948)	$16,413	$(1,539)	$101,787	$(4,487)
Trust preferred securities:
Single Issue	—	—	30,693	(21,950)	30,693	(21,950)
Pooled	—	—	29,567	(60,757)	29,567	(60,757)

Total trust preferred securities	—	—	60,260	(82,707)	60,260	(82,707)
Mortgage-backed securities:
Agency	42,674	(1)	43	(1)	42,717	(2)
Prime residential	5,766	(1,657)	—	—	5,766	(1,657)

Total mortgage-backed securities	48,440	(1,658)	43	(1)	48,483	(1,659)
Equity securities	2,167	(1,161)	2,201	(220)	4,368	(1,381)

Total	$135,981	$(5,767)	$78,917	$(84,467)	$214,898	$(90,234)

At December 31, 2009, the combined depreciation in value of the 89 individual securities in an unrealized loss position was approximately 5.64% of the combined reported value of the aggregate securities portfolio. At December 31, 2008, the combined depreciation in value of the 310 individual securities in an unrealized loss position was approximately 17.04% of the combined reported value of the aggregate securities portfolio.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). The analysis differs depending upon the type of investment security being analyzed. For debt securities the Company has determined that, except for pooled trust preferred securities, it does not intend to sell securities that are impaired and has asserted that it is not more likely than not that it will have to sell impaired securities before recovery of the impairment occurs. The Company’s assertion is based upon its investment strategy for the particular type of security and the Company’s cash flow needs, liquidity position, capital adequacy and interest rate risk position.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and records any credit-related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”). During the years ended December 31, 2009 and 2008, no OTTI charges were incurred related to non-beneficial interest debt securities. The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in OCI.

During the years ended December 31, 2009 and 2008, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $77.59 million and $29.92 million, respectively. For the beneficial interest debt securities not deemed to have incurred an OTTI, the Company has concluded that the primary difference in the fair value of the securities and credit impairment evident in their cash flow models is the significantly higher rate of return demanded by market participants in an illiquid and inactive market as compared to the rate of return received when the Company purchased the securities in a normally functioning market.

As of December 31, 2009, the Company determined that it cannot assert its intent to hold its remaining pooled trust preferred securities to recovery or maturity and that it is more likely than not it will need to sell the securities in order to convert deferred tax assets to current tax receivables. Accordingly, the Company carries those securities at the lower of its adjusted cost basis or market value. The securities continue to remain categorized as available for sale.

For the non-Agency Alt-A residential MBS, cash flows are modeled using the following assumptions: constant prepayment speed of 5, a customized constant default rate scenario starting at 15 for the first three quarters ramping down over the course of the next three years to 3, and a customized loss severity scenario starting at 65 for the first three quarters ramping down over the course of the next six quarters. For the non-Agency prime residential MBS, cash flows are modeled using the following assumptions: constant prepayment speed of 5, a constant default rate of 5, and a loss severity of 10. The scenarios presented do not indicate OTTI for either security.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

Year Ended
December 31, 2009
(In thousands)

Estimated credit losses, beginning balance*	$19,707
Additions for credit losses on securities not previously recognized	30,953
Additions for credit losses on securities previously recognized	2,944
Reduction for increases in cash flows	—
Reduction for securities management no longer intends to hold to recovery	(14,499)
Reduction for securities sold/realized losses	(34,854)

Estimated credit losses as of December 31, 2009	$4,251

*	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

During the first quarter of 2009, the FASB ASC Topic 320, “Investments — Debt and Equity Securities”, amended the assessment criteria for recognizing and measuring OTTI related to debt securities. It also amends the presentation requirements for OTTI and significantly impacted disclosures of all investment securities. In 2008, $14.47 million in pre-tax OTTI charges related to a non-Agency Alt-A mortgage-backed security were recognized, of which $4.25 million was credit related. As a result of the adoption in the first quarter of 2009, the Company made a cumulative effect adjustment to increase retained earnings and decrease OCI by approximately $6.13 million, net of tax. The cumulative effect adjustment represented the non-credit related portion of OTTI losses recognized in the prior year’s earnings, net of tax.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the year ended December 31, 2009, the Company recognized OTTI charges of $1.27 million on certain of its equity positions. No charges were recognized for the years ended December 31, 2008 and 2007.

Note 4.	Loans

Loans, net of unearned income, consist of the following at December 31:

	2009	2008
	(Amounts in thousands)

Real estate- commercial	$450,611	$407,638
Real estate- construction	124,896	130,610
Real estate- residential	657,367	602,573
Commercial, financial and agricultural	96,366	85,034
Loans to individuals for household and other consumer expenditures	60,090	66,258
All other loans	4,601	6,046

Total loans	$1,393,931	$1,298,159

Loans Held for Sale	$11,576	$1,024

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparties. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties.

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $233.72 million and standby letters of credit and financial guarantees written of $9.80 million at December 31, 2009. Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $4.64 million at December 31, 2009.

In the normal course of business, the Company’s subsidiary bank has made loans to directors and executive officers of the Company and its subsidiaries and their affiliates (collectively referred to as “related parties”). All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans was $11.37 million and $5.98 million at December 31, 2009 and 2008, respectively. During 2009, approximately $7.05 million in new loans and increases were made and repayments on such loans to officers and directors totaled $1.65 million. Changes in composition of the Company’s subsidiary board members and executive officers resulted in increases of approximately $477 thousand.

At December 31, 2009 and 2008, customer overdrafts totaling $1.56 million and $2.10 million, respectively, were reclassified as loans.

Loans acquired in a business combination closing after January 1, 2009, are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses, which include loans purchased in the TriStone acquisition. Purchased impaired loans are accounted for under the Loans and Debt Securities Acquired with Deteriorated Credit Quality Topic 310-30 of FASB ASC when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include measures such as credit scores, decline in collateral value, past due and nonaccrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Purchased performing loans are recorded at fair value, including a credit component. The fair value adjustment is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to the acquisition.

The carrying amount of acquired loans at July 31, 2009, consisted of loans with credit deterioration, or impaired loans, and loans with no credit deterioration, or performing loans. The following table presents the acquired performing loans receivable at the acquisition date of July 31, 2009. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond.

(In thousands)

Contractually required principal payments to balance sheet received	$125,366
Fair value of adjustment for credit, interest rate, and liquidity	(472)

Fair value of loans receivable, with no credit deterioration	$124,894

The following table presents the required detail regarding acquired impaired loans for 2009. The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan. The Company has not noted any further deterioration in the acquired impaired loans.

	TriStone	Other	Total
	(In thousands)

Balance, January 1, 2009	$—	$—	$—
Contractually required principal payments to balance sheet receivable	6,862	8,790	15,652
Nonaccretable difference	(1,670)	(2,488)	(4,158)

Present value of cash flows expected to be collected	5,192	6,302	11,494
Accretable difference	(149)	(891)	(1,040)

Fair value of acquired impaired loans	5,043	5,411	10,454
Principal payments received	(1,240)	(1,215)	(2,455)
Accretion	104	—	104

Balance, December 31, 2009	$3,907	$4,196	$8,103

The accretion during 2009 consists of both nonaccretable difference and accretable difference. The nonaccretable difference was collected with the ultimate resolution of the problem credit and was recognized into interest income. The remaining balance of the accretable difference at December 31, 2009, was $1.01 million.

There was no allowance for loan losses related to the acquired impaired loans as of December 31, 2009.

Note 5.	Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio.

Management performs periodic assessments to determine the appropriate level of allowance. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria. Commercial, consumer and mortgage loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans. Management’s allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
	(Amounts in thousands)

Balance at January 1	$15,978	$12,833	$14,549
Provision for loan losses	15,053	7,422	717
Acquisition balance	—	1,169	—
Loans charged off	(10,355)	(7,371)	(4,295)
Recoveries credited to allowance	1,049	1,925	1,862

Net charge-offs	(9,306)	(5,446)	(2,433)

Balance at December 31	$21,725	$15,978	$12,833

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	2009	2008	2007
	(Amounts in thousands)

Recorded investment in loans considered to be impaired:
Recorded investment in impaired loans with related allowance	$13,241	$4,796	$3,129
Recorded investment in impaired loans with no related allowance	13,371	8,504	1,196

Total recorded investment in loans considered to be impaired	26,612	13,300	4,325
Loans considered to be impaired that were on a non-accrual basis	17,014	12,764	2,923
Allowance for loan losses related to loans considered to be impaired	2,932	678	880
Average recorded investment in impaired loans	15,928	14,914	4,762
Total interest income recognized on impaired loans	663	793	237

There were no loans past due 90 days and still accruing interest at December 31, 2009, 2008, and 2007.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 6.	Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2009	2008
	(Amounts in thousands)

Land	$19,158	$18,634
Bank premises	50,845	47,147
Equipment	32,542	29,968

	102,545	95,749
Less: accumulated depreciation and amortization	45,599	40,725

Total	$56,946	$55,024

Total depreciation and amortization expense for the three years ended December 31, 2009, was $4.03 million, $3.88 million, and $3.28 million, respectively.

The primary contractor for construction of one of the Company’s new branches is a firm which has a preferred shareholder who is an immediate family member of two directors of the Company. All branch construction contracts involving the related party were granted pursuant to a competitive bidding process. There were no payments to the related party in 2009. Payments to the related party were $606 thousand and $703 thousand in 2008 and 2007, respectively.

The Company also enters into land and building leases for the operation of banking and loan production offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009:

Year Ended December 31:
(Amounts in
thousands)

2010	$1,084
2011	855
2012	777
2013	714
2014	392
Later years	1,907

Total	$5,729

Total lease expense for the three years ended December 31, 2009, was $1.03 million, $1.01 million, and $981 thousand, respectively. Certain portions of the above listed leases have been sublet to third parties for properties not

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

currently being used by the Company. The impact of the future lease payments to be received and the non-cancelable subleases are as follows:

Year Ended December 31:
(Amounts in
thousands)

2010	$157
2011	284
2012	215
2013	197
2014	21
Later years	253

Total	$1,127

Note 7.	Deposits

The following is a summary of interest bearing deposits by type as of December 31:

	2009	2008
	(Amounts in thousands)

Interest bearing demand deposits	$231,907	$185,117
Money market accounts	199,229	144,017
Savings deposits	182,152	165,560
Certificates of deposit	718,552	708,954
Individual Retirement Accounts	105,876	100,398

Total	$1,437,716	$1,304,046

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

(Amounts in
thousands)

2010	$525,780
2011	118,628
2012	32,298
2013	33,564
2014 and thereafter	114,157

$824,427

Time deposits of $100 thousand or more were $372.56 million and $286.74 million at December 31, 2009 and 2008, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At December 31, 2009, the scheduled maturities of certificates of deposit of $100 thousand or more are as follows:

(Amounts in
thousands)

Three months or less	$99,506
Over three to six months	112,335
Over six to twelve months	76,321
Over twelve months	84,397

Total	$372,559

Included in total deposits are deposits by related parties in the total amount of $18.13 million and $25.48 million at December 31, 2009 and 2008, respectively.

Note 8.	Borrowings

The following table details borrowings as of December 31:

	2009	2008
	(Amounts in thousands)

Securities sold under agreements to repurchase	$153,634	$165,914
FHLB borrowings	183,177	200,000
Subordinated debt	15,464	15,464
Other debt	283	413

Total	$352,558	$381,791

Securities sold under agreements to repurchase consist of $103.63 million and $115.91 million of retail overnight and term repurchase agreements at December 31, 2009 and 2008, respectively, and $50.00 million of wholesale repurchase agreements at both December 31, 2009 and 2008. The wholesale repurchase agreements had a weighted average maturity of 7.7 years at December 31, 2009, and are collateralized with agency mortgage-backed securities.

The Bank is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. At December 31, 2009, credit availability with the FHLB totaled approximately $148.65 million. Advances from the FHLB are secured by stock in the FHLBA, qualifying loans of $302.56 million, mortgage-backed securities, and certain investment securities of $29.09 million. The FHLB advances are subject to restrictions or penalties in the event of prepayment.

FHLB borrowings include $175.00 million and $200.00 million in convertible and callable advances at December 31, 2009 and 2008, respectively. The callable advances may be called, or redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full, converted to another FHLB credit product, or converted to an adjustable rate advance. The weighted average contractual rate of all FHLB advances was 2.41% and 3.70% at December 31, 2009 and 2008, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

At December 31, 2009, the FHLB advances have approximate contractual final maturities between three months and twelve years. The scheduled maturities of the advances are as follows:

(Amounts in
thousands)

2010	$8,177
2011	—
2012	—
2013	—
2014	—
2015 and thereafter	175,000

$183,177

In January 2006, the Company entered into a derivative swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at approximately 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of the FHLB borrowings was 3.59% and 3.85% at December 31, 2009 and 2008, respectively.

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

Note 9.	Income Taxes, Continuing Operations

The components of income tax benefit and expense from continuing operations consist of the following:

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Current tax expense
Federal	$(9,534)	$8,577	$10,777
State	246	1,260	1,341

	(9,288)	9,837	12,118
Deferred tax (benefit) expense
Federal	(17,346)	(11,350)	194
State	(1,240)	(1,297)	22

	(18,586)	(12,647)	216

Total income tax (benefit) expense	$(27,874)	$(2,810)	$12,334

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(Amounts in thousands)

Deferred tax assets:
Allowance for loan losses	$8,147	$6,299
Unrealized losses on AFS securities	6,926	33,208
Unrealized loss on derivative security	794	1,298
Securities impairments	23,912	11,670
Deferred compensation	4,175	4,120
Other	3,244	1,920

Total deferred tax assets	$47,198	$58,515
Deferred tax liabilities:
Intangible assets	$6,295	$6,209
Odd days interest deferral	1,358	1,710
Fixed assets	2,446	1,675
Other	1,564	1,358

Total deferred tax liabilities	11,663	10,952

Net deferred tax assets	$35,535	$47,563

Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income, as well as the utilization of available tax credits. State and municipal bond income represent the most significant permanent tax difference.

The reconciliation of the statutory federal tax rate and the effective tax rates from continuing operations for the three years ended December 31, 2009, is as follows:

	For Years Ended
	2009	2008	2007

Tax at statutory rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest, net of nondeductible expense	2.91	(871.99)	(5.95)
State income taxes, net of federal benefit	0.65	2.33	2.12
Gain on acquisition, net of acquisition related costs	2.27	0.00	0.00
Other, net	1.30	(202.24)	(1.78)

Effective tax rate	42.13%	(1036.90)%	29.39%

Note 10.	Employee Benefits

Employee Stock Ownership and Savings Plan

The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Employer Stock Fund:  Annual contributions to the stock portion of the plan were made through 2006 at the discretion of the Board of Directors, and allocated to plan participants on the basis of relative compensation. The plan was frozen to future contributions for periods after 2006. Substantially all plan assets are invested in common stock of the Company. The Company reports the contributions to the plan as a component of salaries and benefits. All contributions made after 2006 have been made to the employee savings feature of the plan. Accordingly, there were no contributions to the Employer Stock Fund in 2009, 2008, or 2007. The Employer Stock Fund held 504,801 and 418,322 shares of the Company’s common stock at December 31, 2009 and 2008, respectively.

Employee Savings Plan:  The Company provides a 401(k) savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. Under the 401(k) feature, the Company makes matching contributions to employee deferrals at levels determined by the board on an annual basis. The cost of the Company’s 100% matching contributions to qualified deferrals under the 401(k) savings component of the KSOP was $1.37 million, $1.23 million, and $942 thousand in 2009, 2008 and 2007, respectively. In 2009 and 2008, the Company made its matching contribution in Company common stock, while the 2007 contributions were made in cash.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment and long-term disability insurance benefits to all full-time employees who elect coverage under this program. The health plan is managed by a third party administrator. Monthly employer and employee contributions are made to a tax-exempt employer benefits trust against which the third party administrator processes and pays claims. Stop-loss insurance coverage limits the Company’s risk of loss to $85 thousand and $4.30 million for individual and aggregate claims, respectively. Total Company expenses under the plan were $1.59 million, $2.32 million, and $1.66 million in 2009, 2008 and 2007, respectively.

Deferred Compensation Plan

The Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability at December 31, 2009 and 2008, was approximately $474 thousand and $484 thousand, respectively. The annual expenses associated with these agreements were $60 thousand, $60 thousand and $60 thousand for 2009, 2008 and 2007, respectively. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

The Company maintains a life insurance contract on the life of one of the participants covered under these agreements. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $1.20 million, $1.12 million, and $1.03 million at December 31, 2009, 2008, and 2007, respectively.

Executive Retention Plan

The Company maintains an Executive Retention Plan for key members of senior management. The Executive Retention Plan provides for a defined benefit at normal retirement targeted at 35% of projected final base salary. Benefits under the Executive Retention Plan become payable at age 62. The associated benefit accrued as of year-end 2009 and 2008 was $3.41 million and $2.95 million, respectively, while the associated expense incurred in connection with the Executive Retention Plan was $402 thousand, $426 thousand, and $110 thousand for 2009, 2008, and 2007, respectively.

During 2008, the Company amended the plan to convert from an index benefit based on performance of related life insurance policies to a defined benefit based on years of service. The amendment allowed for consideration of

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

prior service. In connection with the amendment the Company changed its method of accounting to defined benefit accounting. As the change in the plan was effective at year end, there are no components of periodic pension cost for the year end 2007.

Projected benefit payments are expected to be paid as follows:

(Amounts in
thousands)

2010	$59
2011	59
2012	176
2013	237
2014	237
2015 through 2019	1,384

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory defined benefit plan for the years ended December 31, 2009 and 2008.

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
	(In thousands)

Service cost	$213	$253
Interest cost	189	173

Net periodic cost	$402	$426

The discount rates assumed as of December 31, 2009 were lowered from 6.50% to 6.00%. The Executive Retention Plan is an unfunded plan, and as such there are no plan assets. At December 31, 2009, the actuarial benefit plan obligation was $3.41 million.

Directors Supplemental Retirement Plan

The Company maintains a Directors Supplemental Retirement Plan (the “Directors Plan”) for its non-employee directors. The Directors Plan provides for a benefit upon retirement from service on the Board at specified ages depending upon length of service or death. Benefits under the Directors Plan become payable at age 70, 75, and 78 depending upon the individual director’s age and original date of election to the Board. The associated benefit accrued as of year-end 2009 and 2008 was $1.45 million and $1.43 million, respectively, while the associated expense incurred in connection with the Directors Plan was $158 thousand, $161 thousand and $195 thousand for 2009, 2008 and 2007, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) are classified as financing cash flows. Excess tax benefits totaling $2 thousand, $85 thousand, and $327 thousand are classified as financing cash inflows for 2009, 2008, and 2007, respectively.

During the three years ended December 31, 2009, the Company recognized pre-tax compensation expense related to total equity-based compensation of approximately $153 thousand, $260 thousand, and $271 thousand, respectively. The Company recognizes equity-based compensation on a straight line pro-rata basis, so that the percentage of the total expense recognized for an award is never less than the percentage of the award that has vested.

As of December 31, 2009, there was approximately $94 thousand in unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.2 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

A summary of the Company’s stock option activity, and related information for the year ended December 31, 2009, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
				(In thousands)

Outstanding at January 1, 2009	252,091	$24.25
Granted	15,000	13.81
Acquired with TriStone Community Bank	148,764	20.55
Exercised	2,000	9.52
Forfeited	375	26.54

Outstanding at December 31, 2009	413,480	$22.71	8.0	$9,389

Exercisable at December 31, 2009	394,481	$22.82	7.9	$9,001

The fair value of options was estimated at the date of grant using the Black-Scholes-Merton option pricing model and certain assumptions. Expected volatility is based on the weekly historical volatility of the Company’s stock price over the expected term of the option. Expected dividend yield is based on the ratio of the most recent dividend rate paid per share of the Company’s common stock to recent trading price of the Company’s common stock. The expected term is generally calculated using the “shortcut method.” The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for the period equal to the expected term of the option.

The fair values of grants made during the three years ended December 31, 2009, were estimated using the following weighted average assumptions:

	2009	2008	2007

Volatility	44.83%	29.11%	28.33%
Expected dividend yield	2.71%	3.64%	3.28%
Expected term (in years)	6.20	10.00	6.00
Risk-free rate	2.81%	2.96%	4.74%

The weighted average grant-date fair value of options granted during the three years ended December 31, 2009, was $5.33, $7.74, and $8.14, respectively. The aggregate intrinsic value of options exercised during the three years ended December 31, 2009, was approximately $5 thousand, $310 thousand, and $913 thousand, respectively.

Stock Awards

The 2004 Plan permits the granting of restricted and unrestricted stock grants either alone, in addition to, or in tandem with other awards made by the Company. Stock grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as expense over the corresponding service period. Compensation costs related to these types of awards are consistently reported for all periods presented.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s nonvested shares for the year ended December 31, 2009.

		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2009	2,100	$36.58
Granted	1,000	11.67
Vested	1,200	36.70
Forfeited	100	36.42

Nonvested at December 31, 2009	1,800	22.67

As of December 31, 2009, there was approximately $11 thousand in unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted average period of 0.5 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

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

Financial instruments, whose contract amounts represent credit risk at December 31, 2009 and 2008, are commitments to extend credit (including availability of lines of credit) of $233.72 million and $199.29 million, respectively, and standby letters of credit and financial guarantees of $9.80 million and $2.84 million, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Company has issued, through Trust, $15.00 million of trust preferred securities in a private placement. In connection with the issuance of the trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution.

Note 13.	Derivative Instruments and Hedging Activities

The Company uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These derivatives may consist of interest rate swaps, floors, caps, collars, futures, forward contracts, and written and purchased options. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying asset as specified in the contract.

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

The Company entered into an interest rate swap derivative accounted for as a cash flow hedge in January 2006. The $50.00 million notional amount pay fixed, receive variable interest rate swap was a liability with an estimated fair value of $2.12 million and $3.40 million at December 31, 2009 and 2008, respectively. The Company pays a fixed rate of 4.34% and receives a LIBOR-based floating rate from the counterparty. Any gains and losses associated with the market value fluctuations of the interest rate swap are included in OCI.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

	December 31,	December 31,
	2009	2008
	(In thousands)

Interest rate swap	$50,000	$50,000
IRLC’s	4,636	10,500

As of December 31, 2009 and 2008, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
	(In thousands)

Derivatives not designated as hedges
IRLC’s	Other assets	$2	Other assets	$39

Total		$2		$39

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
	(In thousands)

Derivatives designated as hedges
Interest rate swap	Other liabilities	$2,117	Other liabilities	$3,327

Total		$2,117		$3,327

Derivatives not designated as hedges
IRLC’s	Other liabilities	$74	Other liabilities	$16

Total		$74		$16

Total derivatives		$2,191		$3,343

Interest Rate Swaps.  The Company uses interest rate swap contracts to modify its exposure to interest rate risk. The Company currently employs a cash flow hedging strategy to effectively convert certain floating-rate liabilities into fixed rate instruments. The interest rate swap is accounted for under the “short-cut” method. Changes in fair value of the interest rate swap are reported as a component of OCI. The Company does not currently employ fair value hedging strategies.

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

Effect of Derivatives and Hedging Activities on the Income Statement.  For the years ended December 31, 2009 and 2008, the Company has determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments for the periods ended December 31, 2009 and 2008.

	Location of
	Gain/(Loss)	Amount of Gain/(Loss)
Derivatives not	Recognized in	Recognized in Income on Derivative
designated as hedging	Income on	Year Ended December 31,
instruments	Derivative	2009	2008
	(In thousands)

IRLC’s	Other income	$(94)	$16

Total		$(94)	$16

Counterparty Credit Risk.  Like other financial instruments, derivatives contain an element of “credit risk.” Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee. The Company reviews its counterparty risk regularly and has determined that as of December 31, 2009 and 2008, there is no significant counterparty credit risk.

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

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios for total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2009 and 2008, the most recent notifications from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets (leverage) ratios as set forth in the table below. There are no conditions or events since those notifications that management believes have changed the institution’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2009 and 2008, are presented in the following tables.

	December 31, 2009
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$210,416	13.90%	$121,095	8.00%	N/A	N/A
First Community Bank, N. A.	177,515	11.85%	119,853	8.00%	$149,816	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	191,452	12.65%	60,547	4.00%	N/A	N/A
First Community Bank, N. A.	158,746	10.60%	59,926	4.00%	89,890	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	191,452	8.58%	89,290	4.00%	N/A	N/A
First Community Bank, N. A.	158,746	7.16%	88,709	4.00%	110,887	5.00%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	December 31, 2008
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$213,949	12.91%	$132,591	8.00%	N/A	N/A
First Community Bank, N. A.	191,104	11.69%	130,762	8.00%	$163,452	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	197,600	11.92%	66,296	4.00%	N/A	N/A
First Community Bank, N. A.	174,755	10.69%	65,381	4.00%	98,071	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	197,600	9.75%	84,629	4.00%	N/A	N/A
First Community Bank, N. A.	174,755	8.71%	80,232	4.00%	100,290	5.00%

At December 31, 2009 and 2008, $15.46 million in subordinated debt was treated as Tier 1 capital for bank regulatory purposes for the Company.

Note 15.	Other Operating Income and Expenses

Included in other operating income and expenses are certain costs, the total of which exceeds one percent of combined interest income and noninterest income. Following are such costs for the years indicated:

	Years Ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Income
Bank owned life insurance	$819	$746	$1,306
Expense
Advertising and public relations	1,633	2,166	1,616
Service fees	3,767	3,557	3,031
Telephone and data communications	1,399	1,505	1,372
Professional fees	1,759	1,878	1,370
Office supplies	1,323	1,426	1,378
ATM processing expenses	975	986	511
Non-employee production commissions	648	310	54

Note 16.	Fair Value

Financial Instruments Measured at Fair Value

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs. These securities include pooled trust preferred securities. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available. The Level 3 inputs used to value pooled trust preferred security holdings are weighted between discounted cash flow model results and actual trades of the same and similar securities in the inactive trust preferred market. The cash flow modeling uses discount rates based upon observable market expectations, known defaults and deferrals, projected future defaults and deferrals, and projected prepayments to arrive at fair value.

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant. The Company’s fair value from third party models utilizes modeling

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

software that uses market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security. The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

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

The Company maintains an active and robust problem credit identification system. When a credit is identified as exhibiting characteristics of weakening, the Company will assess the credit for potential impairment. Examples of weakening include delinquency and deterioration of the borrower’s capacity to repay as determined by the Company’s regular credit review function. As part of the impairment review, the Company will evaluate the current collateral value. It is the Company’s standard practice to obtain updated third party collateral valuations to assist management in measuring potential impairment of a credit and the amount of the impairment to be recorded.

Internal collateral valuations are generally performed within two to four weeks of the original identification of potential impairment and receipt of the third party valuation. The internal valuation is performed by comparing the original appraisal to current local real estate market conditions and experience and considers liquidation costs. The result of the internal valuation is compared to the outstanding loan balance, and, if warranted, a specific impairment reserve will be established at the completion of the internal evaluation.

A third party evaluation is typically received within thirty to forty-five days of the completion of the internal evaluation. Once received, the third party evaluation is reviewed by Special Assets staff and/or Credit Appraisal staff for reasonableness. Once the evaluation is reviewed and accepted, discounts to fair market value are applied based upon such factors as the bank’s historical liquidation experience of like collateral, and an estimated net realizable value is established. That estimated net realizable value is then compared to the outstanding loan balance to determine the amount of specific impairment reserve. The specific impairment reserve, if necessary, is adjusted to reflect the results of the updated evaluation. A specific impairment reserve is generally maintained on impaired loans during the time period while awaiting receipt of the third party evaluation as well as on impaired loans that continue to make some form of payment and liquidation is not imminent. Impaired loans not meeting the aforementioned criteria and that do not have a specific impairment reserve have usually been previously written down through a partial charge-off, to their net realizable value.

The Company’s Special Assets staff assumes the management and monitoring of all loans determined to be impaired. While awaiting the completion of the third party appraisal, the Company generally begins to complete the tasks necessary to gain control of the collateral and prepare for liquidation, including, but not limited to engagement

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

of counsel, inspection of collateral, and continued communication with the borrower, if appropriate. Special Assets staff also regularly reviews the relationship to identify any potential adverse developments during this time.

Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan less the specific reserve is any downward adjustment to the appraised value that the Company’s Special Assets staff determine appropriate. These differences are generally made up of costs to sell the property, as well as a deflator for the devaluation of property seen when banks are the sellers, and the Company deemed these adjustments as fair value adjustments.

Other Real Estate Owned.  The fair value of the Company’s other real estate owned is determined using current and prior appraisals, estimates of costs to sell, and proprietary qualitative adjustments. Accordingly, other real estate owned is stated at a Level 3 fair value.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
		(In thousands)

Available-for-sale securities:
Agency securities	$—	$25,276	$—	$25,276
Agency mortgage-backed securities	—	264,218	—	264,218
Non-Agency prime residential MBS	—	5,170	—	5,170
Non-Agency Alt-A residential MBS	—	11,301	—	11,301
Municipal securities	—	135,601	—	135,601
Single-issue trust preferred securities	—	41,110	—	41,110
Pooled trust preferred securities	—	—	1,648	1,648
Equity securities	1,713	20	—	1,733

Total available-for-sale securities	1,713	482,696	1,648	486,057
Deferred compensation assets	2,872	—	—	2,872
Derivative assets	—	2	—	2
Deferred compensation liabilities	2,872	—	—	2,872
Derivative liabilities	—	2,191	—	2,191

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	December 31, 2008
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Available-for-sale securities:
Agency securities	$—	$54,818	$—	$54,818
Agency mortgage-backed securities	—	216,962	—	216,962
Non-Agency prime residential MBS	—	5,766	—	5,766
Non-Agency Alt-A residential MBS	—	10,750	—	10,750
Municipal securities	—	159,419	—	159,419
Single-issue trust preferred securities	—	33,541	—	33,541
Pooled trust preferred securities	—	4,445	28,067	32,512
Equity securities	6,811	144	—	6,955

Total available-for-sale securities	6,811	485,845	28,067	520,723
Other assets	2,637	—	—	2,637
Derivative assets	—	39	—	39
Other liabilities	2,637	—	—	2,637
Derivative liabilities	—	3,343	—	3,343

The following table presents additional information about financial assets and liabilities measured at fair value at December 31, 2009, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Available-for-Sale
Securities
(In thousands)

Balance, January 1, 2009	$28,067
Total gains or losses (realized/unrealized)
Included in earnings	(26,419)
Payments and maturities	—
Transfers in and/or out of Level 3	—

Balance, December 31, 2009	$1,648

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Items subjected to nonrecurring fair value adjustments at December 31, 2009, and December 31, 2008, are as follows:

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Impaired loans	$—	$—	$11,702	$11,702
Other real estate owned	—	—	4,578	4,578

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	December 31, 2008
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Impaired loans	$—	$—	$5,980	$5,980

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

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Amounts in thousands)

Assets
Cash and cash equivalents	$101,341	$101,341	$46,439	$46,439
Investment Securities	493,511	493,636	529,393	529,525
Loans held for sale	11,576	11,580	1,024	1,026
Loans held for investment	1,372,206	1,365,366	1,282,181	1,276,479
Accrued interest receivable	8,610	8,610	10,084	10,084
Bank owned life insurance	40,972	40,972	40,784	40,784
Derivative financial assets	2	2	39	39
Deferred compensation assets	2,872	2,872	2,637	2,637
Liabilities
Demand deposits	208,244	208,244	$199,712	$199,712
Interest-bearing demand deposits	231,907	231,907	185,117	185,117
Savings deposits	381,381	381,381	309,577	309,577
Time deposits	824,428	834,546	809,352	824,068
Securities sold under agreements to repurchase	153,634	156,653	165,914	177,454
Accrued interest payable	4,130	4,130	5,326	5,326
FHLB and other indebtedness	198,924	208,334	215,877	242,223
Derivative financial liabilities	2,191	2,191	3,343	3,343
Deferred compensation liabilities	2,872	2,872	2,637	2,637

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

Deposits and Securities Sold Under Agreements to Repurchase:

Deposits without a stated maturity, including demand, interest bearing demand, and savings accounts, are reported at their carrying value. No value has been assigned to the franchise value of these deposits. For other types of deposits and repurchase agreements with fixed maturities and rates, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on instruments with similar characteristics and maturities.

FHLB and Other Indebtedness:

Fair value has been estimated based on interest rates currently available to the Company for borrowings with similar characteristics and maturities. The fair value for trust preferred obligations has been estimated based on credit spreads seen in the marketplace for like issues.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 17.	Accumulated Other Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss), net of income taxes, as of December 31, 2009, 2008 and 2007, were as follows:

	December 31,
	2009	2008	2007
	(In thousands)

Net (loss) income	$(38,228)	$3,081	$29,632
Other comprehensive income (loss)
Unrealized loss on securities available-for-sale with other-than-temporary impairment	(28)	—	—
Unrealized loss on securities available-for-sale without other-than-temporary impairment	(10,103)	—	—
Unrealized loss on securities available-for-sale prior to adoption of ASC Topic 320	—	(102,303)	(11,028)
Reclassification adjustment for losses (gains) realized in net income	11,673	30,100	263
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	78,863	—	—
Cumulative effect of change in accounting principle	(9,771)	—	—
Unrealized (loss) gain on derivative securities	1,073	(2,007)	(1,760)
Change related to employee benefit plans	—	(1,180)	—
Income tax effect	(26,711)	30,156	5,010

Total other comprehensive income (loss)	44,996	(45,234)	(7,515)

Comprehensive income (loss)	$6,768	$(42,153)	$22,117

The components of the Company’s accumulated other comprehensive income (loss), net of income taxes, as of December 31, 2009 and 2008, were as follows:

		Unrealized
	Unrealized	Loss	Benefit	Accumulated
	Loss	on Cash Flow	Plan	Comprehensive
	on Securities	Hedge Derivative	Liability	Loss
	(Amounts in thousands)

December 31, 2009	$(11,543)	$(1,323)	$(786)	$(13,652)

December 31, 2008	$(49,813)	$(1,996)	$(708)	$(52,517)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 18.	Parent Company Financial Information

Condensed financial information related to First Community as of December 31, 2009 and 2008, and for each of the years ended December 31, 2009, 2008, and 2007, is as follows:

	December 31,
Condensed Balance Sheets	2009	2008
	(Amounts in thousands)

Assets
Cash	$17,426	$2,038
Securities available for sale	10,142	11,609
Loans	—	1,000
Investment in subsidiary	234,666	211,529
Other assets	4,563	8,167

Total assets	$266,797	$234,343

Liabilities
Other liabilities	$310	$603
Long-term debt	15,464	15,464

Total liabilities	15,774	16,067
Stockholders’ Equity
Preferred stock	—	40,419
Common stock	18,083	12,051
Additional paid-in capital	190,967	128,526
Retained earnings	65,516	105,165
Treasury stock	(9,891)	(15,368)
Accumulated other comprehensive loss	(13,652)	(52,517)

Total stockholders’ equity	251,023	218,276

Total liabilities and stockholders’ equity	$266,797	$234,343

	Years Ended December 31,
Condensed Statements of Income	2009	2008	2007
	(Amounts in thousands)

Cash dividends received from subsidiary bank	$4,027	$22,383	$26,408
Other income	3,774	2,104	2,853
Operating expense	(3,030)	(2,200)	(2,106)
Income tax benefit (expense)	(2,691)	24	(545)
Equity in undistributed earnings (loss) of subsidiary	(40,308)	(19,230)	3,022

Net income (loss)	(38,228)	3,081	29,632
Dividends on preferred stock	2,160	255	—

Net income (loss) available to common shareholders	$(40,388)	$2,826	$29,632

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	Years Ended December 31,
Condensed Statements of Cash Flows	2009	2008	2007
	(Amounts in thousands)

Cash flows from operating activities
Net income (loss)	$(38,228)	$3,081	$29,632
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed loss (earnings) of subsidiary	40,308	19,230	(3,022)
Loss (gain) on sale of securities	60	625	(447)
(Increase) decrease in other assets	661	(2,059)	(2,678)
(Decrease) increase in other liabilities	881	(7)	996
Other, net	1,081	2,471	—

Net cash provided by operating activities	4,763	23,341	24,481

Cash flows from investing activities
Purchase of securities available for sale	(931)	(13,117)	(3,217)
Proceeds from sale of securities available for sale	4,402	3,324	4,671
Investment in subsidiary	(10,000)	(40,000)	(5,397)
Other, net	1,000	(1,042)	(2,390)

Net cash provided by (used in) investing activities	(5,529)	(50,835)	(6,333)

Cash flows from financing activities
Issuance of preferred stock	—	41,500	—
Redemption of preferred stock	(41,500)	—	—
Issuance of common stock	61,688	606	1,117
Acquisition of treasury stock	(167)	(4,222)	(9,170)
Common dividends paid	(4,620)	(12,452)	(12,079)
Preferred dividends paid	(1,116)	—	—
Other, net	1,869	1,220	353

Net cash provided by (used in) financing activities	16,154	26,652	(19,779)

Net increase (decrease) in cash and cash equivalents	15,388	(842)	(1,631)
Cash and cash equivalents at beginning of year	2,038	2,880	4,511

Cash and cash equivalents at end of year	$17,426	$2,038	$2,880

Note 19.	Segment Information

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the year ended December 31, 2009 and 2008.

	December 31, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
	(In thousands)

Net interest income	$69,364	$(73)	$(39)	$69,252
Provision for loan losses	15,053	—	—	15,053
Noninterest income	(60,839)	7,427	(265)	(53,677)
Noninterest expense	61,523	6,139	(1,038)	66,624

Income (loss) before income taxes	(68,051)	1,215	734	(66,102)
Provision for income taxes (benefit)	(30,288)	506	1,908	(27,874)

Net income (loss)	$(37,763)	$709	$(1,174)	$(38,228)

End of period goodwill and other intangibles	$79,419	$11,642	$—	$91,061

End of period assets	$2,248,991	$12,230	$13,657	$2,274,878

	December 31, 2008
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
	(In thousands)

Net interest income	$66,703	$(49)	$(819)	$65,835
Provision for loan losses	7,422	—	—	7,422
Noninterest income	(4,730)	5,042	2,062	2,374
Noninterest expense	57,704	4,371	(1,559)	60,516

Income before income taxes	(3,153)	622	2,802	271
Provision for income taxes (benefit)	(3,802)	183	809	(2,810)

Net income	$649	$439	$1,993	$3,081

End of period goodwill and other intangibles	$78,869	$10,743	$—	$89,612

End of period assets	$2,103,445	$12,111	$17,758	$2,133,314

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 20.	Supplemental Financial Data (Unaudited)

Quarterly earnings for the years ended December 31, 2009 and 2008, are as follows:

	2009
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(Amounts in thousands, except per share Data)

Interest income	$26,863	$26,189	$27,130	$27,752
Interest expense	10,430	9,868	9,594	8,790

Net interest income	16,433	16,321	17,536	18,962
Provision for loan losses	2,087	2,552	3,418	6,996

Net interest income after provision for loan losses	14,346	13,769	14,118	11,966
Other income	8,006	3,867	(18,150)	(35,727)
Net securities gains (losses)	411	1,653	866	(14,603)
Other expenses	15,187	16,041	17,768	17,628

Income (loss) before income taxes	7,576	3,248	(20,934)	(55,992)
Income taxes	2,346	843	(9,633)	(21,430)

Net income (loss)	5,230	2,405	(11,301)	(34,562)
Preferred dividends	571	578	1,011	—

Net income (loss) available to common shareholders	$4,659	$1,827	$(12,312)	$(34,562)

Per share:
Basic earnings	$0.40	$0.14	$(0.71)	$(1.95)
Diluted earnings	$0.40	$0.14	$(0.71)	$(1.95)
Dividends	$—	$0.20	$0.10	$—
Weighted average basic shares outstanding	11,568	12,696	17,427	17,687

Weighted average diluted shares outstanding	11,617	12,741	17,427	17,687

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

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

- REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -

To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and its Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted in 2009 new business combination and investment impairment accounting standards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Asheville, North Carolina
March 4, 2010

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2009. Dixon Hughes PLLC, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

The Report of Independent Registered Public Accounting Firm on Management’s Report on Internal Control Over Financial Reporting appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 4th day of March, 2010.

/s/  John M. Mendez
John M. Mendez
President and Chief Executive Officer

/s/  David D. Brown
David D. Brown
Chief Financial Officer

- REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -

To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2009, and our report dated March 4, 2010, expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the consolidated financial statements, the Company adopted in 2009 new business combination and investment impairment accounting standards.

Asheville, North Carolina
March 4, 2010

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

The Company’s Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting are each hereby incorporated by reference from Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers will be set forth under the headings of “Election of Directors”, “Continuing Directors”, and “Executive Officers who are not Directors” of the Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

The Company has adopted a Standards of Conduct that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as all employees and directors of the Company. A copy of the Company’s Standard of Conduct is available on the Company’s website at www.fcbinc.com. There have been no waivers of the standard of conduct related to any of the above officers.

Information relating to the Audit Committee and the Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee and the Audit Committee

Financial Expert will be set forth under the heading “Report of the Audit Committee” of the Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Since the last report on Form 10-K, filed on March 13, 2009, the Company has not made any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

Franklin P. Hall	A. A. Modena
Businessman; Senior Partner, Hall & Hall Family Law Firm; Commissioner, Virginia Department of Alcoholic Beverage Control; Former Delegate, Virginia General Assembly	Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

Allen T. Hamner, Ph.D.	Robert E. Perkinson, Jr.
Retired Professor of Chemistry, West Virginia Wesleyan College	Past Vice President-Operations, MAPCO Coal, Inc. — Virginia Region

Richard S. Johnson	William P. Stafford
President, The Wilton Companies	President, Princeton Machinery Service, Inc.

I. Norris Kantor	William P. Stafford, II
Of Counsel, Katz, Kantor & Perkins, Attorneys at Law	Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

John M. Mendez
President and Chief Executive Officer, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank, N. A.

EXECUTIVE OFFICERS, FIRST COMMUNITY BANCSHARES, INC.

John M. Mendez	E. Stephen Lilly
President and Chief Executive Officer	Chief Operating Officer

David D. Brown	Robert L. Buzzo
Chief Financial Officer	Vice President and Secretary

BOARD OF DIRECTORS, FIRST COMMUNITY BANK, N. A.

W. C. Blankenship, Jr.	I. Norris Kantor
Agent, State Farm Insurance	Of Counsel, Katz, Kantor & Perkins, Attorneys at Law

D. L. Bowling, Jr.	John M. Mende
President, Best Energy, Inc.	President and Chief Executive Officer, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank, N. A.

Juanita G. Bryan	A. A. Modena
Homemaker	Past Executive Vice President and Secretary, First Community Bancshares, Inc.; Past President and Chief Executive Officer, The Flat Top National Bank of Bluefield

Robert L. Buzzo	Robert E. Perkinson, Jr.
Vice President and Secretary, First Community Bancshares, Inc.; President, First Community Bank, N. A.	Past Vice President-Operations, MAPCO Coal, Inc. — Virginia Region

C. William Davis	William P. Stafford
Attorney at Law, Richardson & Davis	President, Princeton Machinery Service, Inc.

T. Vernon Foster	William P. Stafford, II
President of J. La’Verne Print Communications Past Director, TriStone Community Bank	Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

Franklin P. Hall	Frank C. Tinder
Businessman; Senior Partner, Hall & Hall Family Law Firm; Commissioner, Virginia Department of Alcoholic Beverage Control; Former Delegate, Virginia General Assembly	President, Tinder Enterprises, Inc. and Tinco Leasing Corporation

Allen T. Hamner, Ph.D.	Dale F. Woody
Retired Professor of Chemistry, West Virginia Wesleyan College	President, Woody Lumber Company

Richard S. Johnson
President, The Wilton Companies

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by Item 11 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Compensation Discussion and Analysis” of the Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appears under the heading of “Information on Stock Ownership” of the Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2009 is included in the table which follows.

	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
	Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	56,625	$26.02	85,343
Equity compensation plans not approved by security holders	356,855	$22.05	71,801

Total	413,480		157,144

For additional information regarding equity compensation plans, see Note 10 — Employee Benefits of the Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information called for by Item 13 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Related Party Transactions” of the Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by Item 14 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Independent Auditor” of the Proxy Statement relating to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents Filed as Part of this Report

(1) Financial Statements

The Consolidated Financial Statements of First Community Bancshares, Inc. and subsidiaries together with the Independent Registered Public Accounting Firm’s Report dated March 2, 2010, are incorporated by reference from Item 8 hereof.

(2) Financial Statement Schedules

No financial statement schedules are being filed since the required information is inapplicable or is presented in the consolidated financial statements or related notes.

(b) Exhibits

Exhibit No.		Exhibit

2.1		Reserved
2.2		Reserved
3	(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended.(1)
3	(ii)	Certificate of Designation Series A Preferred Stock(22)
3	(iii)	Bylaws of First Community Bancshares, Inc., as amended.(17)
4.1		Specimen stock certificate of First Community Bancshares, Inc.(3)
4.2		Indenture Agreement dated September 25, 2003.(11)
4.3		Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.(11)
4.4		Preferred Securities Guarantee Agreement dated September 25, 2003.(11)
4.5		Reserved
4.6		Warrant to purchase 176,546 shares of Common Stock of First Community Bancshares, Inc.(22)
10.1		First Community Bancshares, Inc. 1999 Stock Option Agreements(2) and Plan.(4)
10	.1.1	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan.(11)
10.2		First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(5)
10.3		Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez.(6)
10.4		First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended.(24)
10.5		First Community Bancshares, Inc. Split Dollar Plan and Agreement.(2)
10.6		First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
10	.6.1	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004).(14)
10.7		First Community Bancshares, Inc. Wrap Plan.(7)
10.8		Reserved
10.9		Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers.(9)
10.10		Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers.(9)
10.11		Reserved
10.12		First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement.(13)
10.13		Reserved
10.14		First Community Bancshares, Inc. Directors Deferred Compensation Plan.(7)
10.15		First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees.(15)
10.16		Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell.(19)

Exhibit No.		Exhibit

10.17		Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings.(20)
10.18		Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008.(22)
10.19		Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown.(23)
10.20		Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo.(26)
10.21		Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly.(26)
10.22		Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills.(26)
10.23		Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell.(26)
10.24		Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher.(26)
10.25		Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown.(25)
10.25		Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans.(25)
11		Statement regarding computation of earnings per share.(16)
12	*	Computation of Ratios
21		Subsidiaries of Registrant — Reference is made to “Item 1. Business” for the required information
23	.1*	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
31	.1*	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31	.2*	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

*	Furnished herewith.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 15, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Reserved.

(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

(25)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.

(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2010.

First Community Bancshares, Inc.
(Registrant)

By:	/s/ John M. Mendez
John M. Mendez
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Mendez John M. Mendez	Director, President and Chief Executive Officer	March 4, 2010

/s/ David D. Brown David D. Brown	Chief Financial Officer	March 4, 2010

/s/ Franklin P. Hall Franklin P. Hall	Director	March 4, 2010

/s/ Allen T. Hamner Allen T. Hamner	Director	March 4, 2010

/s/ Richard S. Johnson Richard S. Johnson	Director	March 4, 2010

/s/ Robert E. Perkinson, Jr. Robert E. Perkinson, Jr.	Director	March 4, 2010

/s/ William P. Stafford William P. Stafford	Chairman of the Board of Directors	March 4, 2010

/s/ William P. Stafford, II William P. Stafford, II	Director	March 4, 2010