Form 10-K/A
period 2009-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-04-01
CIK 859070

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

☐     Yes          ☐       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☐	No

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

Class – Common Stock, $1.00 Par Value; 17,765,164 shares outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held April 27, 2010, are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2010 (the “Original Filing”) is being filed solely for the purpose of adding Exhibits 99.1 and 99.2 and a footnote reference for management contracts or compensation plans.

Except as described above, this Form 10-K/A does not revise or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)           Documents Filed as Part of this Report

(1) Financial Statements

Not Applicable

(2) Financial Statement Schedules

Not Applicable

(b)           Exhibits

Exhibit No.	Exhibit
2.1	Reserved.
2.2	Reserved.
3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)
3(ii)	Certificate of Designation Series A Preferred Stock (22)
3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)
4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)
4.2	Indenture Agreement dated September 25, 2003. (11)
4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)
4.5	Reserved.
4.6	Warrant to purchase 176,546 shares of Common Stock of First Community Bancshares, Inc (22)
10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)
10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)
10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)
10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)
10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)
10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)
10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)
10.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)
10.7**	First Community Bancshares, Inc. Wrap Plan. (7)
10.8	Reserved.
10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)
10.10	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)
10.11	Reserved.
10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)
10.13	Reserved.
10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)
10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)
10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)
10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)
10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)
10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)
10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)
10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)
10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)
10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher. (26)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)
11	Statement regarding computation of earnings per share. (16)
12	Computation of Ratios.(27)
21	Subsidiaries of Registrant – Reference is made to “Item 1. Business” for the required information.
23.1	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.(27)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350. (27)
99.1*	Certification of Chief Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as amended.
99.2*	Certification of Chief Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as amended.

*	Furnished herewith.
**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2010.

First Community Bancshares, Inc.
(Registrant)

By:	/s/ John M. Mendez	By:	/s/ David D. Brown

	John M. Mendez		David D. Brown
	President and Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Accounting Officer)