Form 10-Q
period 2010-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-05-07
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Class – Common Stock, $1.00 Par Value; 17,782,791 shares outstanding as of April 26, 2010

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended March 31, 2010

PART I. ITEM 1.   Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009*
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$33,071	$36,265
Federal funds sold	41,891	61,376
Interest-bearing balances with banks	12,744	3,700
Total cash and cash equivalents	87,706	101,341
Securities available for sale	524,297	486,057
Securities held to maturity	7,155	7,454
Loans held for sale	1,494	11,576
Loans held for investment, net of unearned income	1,390,874	1,393,931
Less allowance for loan losses	21,956	21,725
Net loans held for investment	1,368,918	1,372,206
Premises and equipment, net	56,772	56,946
Other real estate owned	4,740	4,578
Interest receivable	8,630	8,610
Goodwill and other intangible assets	90,805	91,061
Other assets	130,017	135,049
Total Assets	$2,280,534	$2,274,878

Liabilities
Deposits:
Noninterest bearing	$205,810	$208,244
Interest bearing	1,449,801	1,437,716
Total Deposits	1,655,611	1,645,960
Interest, taxes and other liabilities	21,912	22,498
Securities sold under agreements to repurchase	144,381	153,634
FHLB borrowings and other indebtedness	195,873	198,924
Total Liabilities	2,017,777	2,021,016

Stockholders' Equity
Common stock, $1 par value; 25,000,000 shares authorized; 18,082,822 shares issued at March 31, 2010, and December 31, 2009, including 300,031 and 317,658 shares in treasury, respectively	18,083	18,083
Additional paid-in capital	190,650	190,967
Retained earnings	71,857	68,355
Treasury stock, at cost	(9,342)	(9,891)
Accumulated other comprehensive loss	(8,491)	(13,652)
Total Stockholders' Equity	262,757	253,862
Total Liabilities and Stockholders' Equity	$2,280,534	$2,274,878

* Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars In Thousands, Except Per Share Data)	2010	2009
Interest Income
Interest and fees on loans held for investment	$21,354	$19,984
Interest on securities-taxable	3,786	5,164
Interest on securities-nontaxable	1,426	1,676
Interest on federal funds sold and deposits in banks	46	39
Total interest income	26,612	26,863
Interest Expense
Interest on deposits	5,502	7,567
Interest on borrowings	2,491	2,863
Total interest expense	7,993	10,430
Net interest income	18,619	16,433
Provision for loan losses	3,665	2,087
Net interest income after provision for loan losses	14,954	14,346
Noninterest Income
Wealth management income	885	984
Service charges on deposit accounts	2,992	3,157
Other service charges and fees	1,281	1,178
Insurance commissions	2,201	2,317
Total impairment losses on securities	-	(209)
Portion of loss recognized in other comprehensive income	-	-
Net impairment losses recognized in earnings	-	(209)
Net gains on sale of securities	250	411
Other operating income	969	579
Total noninterest income	8,578	8,417
Noninterest Expense
Salaries and employee benefits	7,969	7,866
Occupancy expense of bank premises	1,709	1,603
Furniture and equipment expense	904	938
Amortization of intangible assets	256	245
FDIC premiums and assessments	701	188
Merger related expenses	-	1
Other operating expense	4,533	4,346
Total noninterest expense	16,072	15,187
Income before income taxes	7,460	7,576
Income tax expense	2,182	2,346
Net income	5,278	5,230
Dividends on preferred stock	-	571
Net income available to common shareholders	$5,278	$4,659

Basic earnings per common share	$0.30	$0.40
Diluted earnings per common share	$0.30	$0.40

Dividends declared per common share	$0.10	$-

Weighted average basic shares outstanding	17,765,556	11,567,769
Weighted average diluted shares outstanding	17,784,449	11,616,568

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
Operating activities:
Net income	$5,278	$5,230
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,665	2,087
Depreciation and amortization of premises and equipment	1,021	1,096
Intangible amortization	256	245
Net investment amortization and accretion	1	193
Net gain on the sale of assets	(214)	(439)
Mortgage loans originated for sale	(7,583)	(8,481)
Proceeds from sales of mortgage loans	17,886	8,083
Gain on sales of loans	(221)	(23)
Equity-based compensation expense	22	40
Deferred income tax expense (benefit)	73	(317)
(Increase) decrease in interest receivable	(20)	1,235
Net impairment losses recognized in earnings	-	209
Other operating activities, net	1,925	945
Net cash provided by operating activities	22,089	10,103

Investing activities:
Proceeds from sales of securities available-for-sale	11,512	46,394
Proceeds from maturities and calls of securities available-for-sale	23,490	10,346
Proceeds from maturities and calls of securities held-to-maturity	301	200
Purchase of securities available-for-sale	(65,168)	(97,018)
Net (increase) decrease in loans held for investment	(580)	18,065
Proceeds from the redemption of FHLB stock	-	324
Proceeds from sales of equipment	3	7
Purchase of premises and equipment	(853)	(971)
Net cash used in investing activities	(31,295)	(22,653)

Financing activities:
Net increase in demand and savings deposits	58,674	27,482
Net (decrease) increase in time deposits	(49,023)	52,204
Net decrease in securities sold under agreement to repurchase	(9,253)	(12,090)
Net decrease in FHLB and other borrowings	(3,051)	(7)
Preferred dividends paid	-	(518)
Common dividends paid	(1,776)	-
Net cash (used in) provided by financing activities	(4,429)	67,071
(Decrease) increase in cash and cash equivalents	(13,635)	54,521
Cash and cash equivalents at beginning of period	101,341	46,439
Cash and cash equivalents at end of period	$87,706	$100,960

Supplemental information — Noncash items
Transfer of loans to other real estate	$1,587	$2,030
Cumulative effect adjustment, net of tax*	$-	$6,131

* In accordance with FASB Accounting Standards Codification Investments — Debt and Equity Securities Topic 320

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Dollars in Thousands)
Balance January 1, 2009	$40,419	$12,051	$128,526	$107,231	$(15,368)	$(52,517)	$220,342
Cumulative effect of change in accounting principle	-	-	-	6,131	-	(6,131)	-
Comprehensive income:
Net income	-	-	-	5,230	-	-	5,230
Other comprehensive loss — See Note 9	-	-	-	-	-	(13,855)	(13,855)
Comprehensive loss	-	-	-	11,361	-	(19,986)	(8,625)
Preferred dividend, net	52	-	(38)	(571)	-	-	(557)
Equity-based compensation expense	-	-	40	-	-	-	40
Retirement plan contribution — 28,800 shares issued	-	-	(536)	-	915	-	379
Balance March 31, 2009	$40,471	$12,051	$127,992	$129,382	$(14,453)	$(92,489)	$211,579

Balance January 1, 2010	$-	$18,083	$190,967	$68,355	$(9,891)	$(13,652)	$253,862
Comprehensive income:
Net income	-	-	-	5,278	-	-	5,278
Other comprehensive income — See Note 9	-	-	-	-	-	5,161	5,161
Comprehensive income	-	-	-	5,278	-	5,161	10,439
Common dividends paid	-	-	-	(1,776)	-	-	(1,776)
Equity-based compensation expense	-	-	22	-	-	-	22
Retirement plan contribution — 17,627 shares issued	-	-	(339)	-	549	-	210
Balance March 31, 2010	$-	$18,083	$190,650	$71,857	$(9,342)	$(8,491)	$262,757

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

The consolidated balance sheet as of December 31, 2009, has been derived from the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for December 31, 2009.  Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.

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

	For the three months
	ended March 31,
	2010	2009
(Amounts in Thousands, Except Share and Per Share Data)
Net income available to common shareholders	$5,278	$4,659

Weighted average shares outstanding	17,765,556	11,567,769
Dilutive shares for stock options	4,336	6,332
Contingently issuable shares	14,557	42,467
Weighted average dilutive shares outstanding	17,784,449	11,616,568

Basic earnings per share	$0.30	$0.40
Diluted earnings per share	$0.30	$0.40

For the three month period ended March 31, 2010, options and warrants to purchase 576,962 shares of common stock were outstanding but were not included in the computation of diluted earnings per common share because they would have an anti-dilutive effect. Likewise, options and warrants to purchase 391,104 shares of common stock were excluded from the 2009 computations of diluted earnings per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

FASB ASC Topic 810, Consolidation.  New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 810 during the first quarter of 2010. The adoption of the guidance had no significant impact on the Company’s financial statements.

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” amends prior guidance that requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements is further clarified. The Company adopted the new authoritative accounting guidance under ASC Topic 820 in the first quarter of 2010 and new disclosures are presented in Note 12 — Fair Value of the Notes to Consolidated Financial Statements.

FASB ASC Topic 860, Transfers and Servicing.  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The authoritative accounting guidance eliminates the concept of a “qualifying special purpose entity” and changes the requirements for derecognizing financial assets.  The authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The Company adopted the new authoritative accounting guidance under ASC Topic 860 effective January 1, 2010, and it did not have a significant impact on the Company’s financial statements.

Note 2.  Mergers, Acquisitions, and Branching Activity

In July 2009, the Company acquired TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina.  TriStone had two full service locations in Winston-Salem.  At acquisition, TriStone had total assets of $166.82 million, total loans of $132.23 million and total deposits of $142.27 million. Each outstanding common share of TriStone was exchanged for .5262 shares of the Company’s common stock and the overall acquisition cost was approximately $10.78 million. The acquisition of TriStone significantly augmented the Company’s market presence and human resources in the Winston-Salem, North Carolina market.

Note 3.  Investment Securities

As of March 31, 2010, and December 31, 2009, the amortized cost and estimated fair value of available-for-sale securities were as follows:
	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
(In Thousands)
U.S. Government agency securities	$50,042	$329	$(97)	$50,274	$-
States and political subdivisions	130,923	3,732	(848)	133,807	-
Trust preferred securities:
Single issue	55,664	-	(12,461)	43,203	-
Pooled	1,648	1,926	-	3,574	-
Total trust preferred securities	57,312	1,926	(12,461)	46,777	-
FDIC-backed securities	25,388	-	(71)	25,317	-
Mortgage-backed securities:
Agency	243,602	6,962	(616)	249,948	-
Non-Agency prime residential	5,286	-	(447)	4,839	-
Non-Agency Alt-A residential	20,770	-	(9,297)	11,473	(9,297)
Total mortgage-backed securities	269,658	6,962	(10,360)	266,260	(9,297)
Equities	1,611	340	(89)	1,862	-
Total	$534,934	$13,289	$(23,926)	$524,297	$(9,297)

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
(In Thousands)
U.S. Government agency securities	$25,421	$10	$(155)	$25,276	$-
States and political subdivisions	133,185	3,309	(893)	135,601	-
Trust preferred securities:
Single issue	55,624	-	(14,514)	41,110	-
Pooled	1,648	-	-	1,648	-
Total trust preferred securities	57,272	-	(14,514)	42,758	-
Mortgage-backed securities:
Agency	260,220	5,399	(1,401)	264,218	-
Non-Agency prime residential	5,743	-	(573)	5,170	-
Non-Agency Alt-A residential	20,968	-	(9,667)	11,301	(9,667)
Total mortgage-backed securities	286,931	5,399	(11,641)	280,689	(9,667)
Equities	1,717	207	(191)	1,733	-
Total	$504,526	$8,925	$(27,394)	$486,057	$(9,667)

As of March 31, 2010, and December 31, 2009, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$7,155	$132	$-	$7,287
Total	$7,155	$132	$-	$7,287

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$7,454	$125	$-	$7,579
Total	$7,454	$125	$-	$7,579

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
(In Thousands)
Due within one year	$72	$74
Due after one year but within five years	54,140	54,505
Due after five years but within ten years	71,647	74,072
Due after ten years	137,806	127,524
	263,665	256,175
Mortgage-backed securities	269,658	266,260
Equity securities	1,611	1,862
Total	$534,934	$524,297

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
(In Thousands)
Due within one year	$905	$913
Due after one year but within five years	4,113	4,193
Due after five years but within ten years	2,137	2,181
Due after ten years	-	-
Total	$7,155	$7,287

The carrying value of securities pledged to secure public deposits and for other purposes required by law was $335.44 million and $354.92 million at March 31, 2010, and December 31, 2009, respectively.

During the three months ended March 31, 2010, net gains on the sale of securities were $250 thousand.  Gross gains were $258 thousand while gross losses were $8 thousand.  During the three months ended March 31, 2009, net gains on the sale of securities were $411 thousand. Gross gains were $1.17 million while gross losses were $761 thousand.

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
U.S. Government agency securities	$25,518	$(97)	$-	$-	$25,518	$(97)
States and political subdivisions	10,271	(143)	17,924	(705)	28,195	(848)
Single issue trust preferred securities	-	-	43,204	(12,461)	43,204	(12,461)
FDIC-backed securities	25,317	(71)	-	-	25,317	(71)
Mortgage-backed securities:
Agency	48,135	(616)	33	-	48,168	(616)
Prime residential	-	-	4,839	(447)	4,839	(447)
Alt-A residential	-	-	11,108	(9,297)	11,108	(9,297)
Total mortgage-backed securities	48,135	(616)	15,980	(9,744)	64,115	(10,360)
Equity securities	274	(44)	187	(45)	461	(89)
Total	$109,515	$(971)	$77,295	$(22,955)	$186,810	$(23,926)

	December 31, 2009
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
U.S. Government agency securities	$23,271	$(155)	$-	$-	$23,271	$(155)
States and political subdivisions	13,864	(270)	16,285	(623)	30,149	(893)
Single issue trust preferred securities	-	-	41,111	(14,514)	41,111	(14,514)
Mortgage-backed securities:
Agency	83,491	(1,400)	34	(1)	83,525	(1,401)
Prime residential	-	-	5,169	(573)	5,169	(573)
Alt-A residential	11,301	(9,667)	-	-	11,301	(9,667)
Total mortgage-backed securities	94,792	(11,067)	5,203	(574)	99,995	(11,641)
Equity securities	86	(60)	731	(131)	817	(191)
Total	$132,013	$(11,552)	$63,330	$(15,842)	$195,343	$(27,394)

At March 31, 2010, the combined depreciation in value of the 85 individual securities in an unrealized loss position was approximately 4.56% of the combined reported value of the aggregate securities portfolio.  At December 31, 2009, the combined depreciation in value of the 89 individual securities in an unrealized loss position was approximately 5.64% of the combined reported value of the aggregate securities portfolio.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”).  The analysis differs depending upon the type of investment security being analyzed.  For debt securities, the Company has determined that, except for pooled trust preferred securities, it does not intend to sell securities that are impaired and has asserted that it is not more likely than not that it will have to sell impaired securities before recovery of the impairment occurs.  The Company’s assertion is based upon its investment strategy for the particular type of security and the Company’s cash flow needs, liquidity position, capital adequacy and interest rate risk position.

For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered.    Non-beneficial interest debt securities consist of U.S. government agency securities, states and political subdivisions, single issue trust preferred securities, and FDIC-backed securities.  If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and record any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”).  During the three month periods ended March 31, 2010 and 2009, respectively, the Company incurred no OTTI charges related to non-beneficial interest debt securities.   The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred.  Beneficial interest debt securities consist of mortgage-backed securities and pooled trust preferred securities.  An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value.  If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred.  The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI.  The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in OCI.

During the three month periods ended March 31, 2010 2009, the Company incurred no credit-related OTTI charges related to beneficial interest debt securities.  For the beneficial interest debt securities not deemed to have incurred OTTI, the Company has concluded that the primary difference in the fair value of the securities and credit impairment evident in its cash flow model is the significantly higher rate of return currently demanded by market participants in this illiquid and inactive market as compared to the rate of return that the Company received when it purchased the securities in a normally functioning market.

As of March 31, 2010, the Company cannot assert its intent to hold its remaining pooled trust preferred securities to recovery or maturity and that it is more likely than not it will sell the securities in order to convert deferred tax assets to current tax receivables.  Accordingly, the Company carries those securities at the lower of its adjusted cost basis or market value.  The securities continue to remain categorized as available for sale.

For the non-Agency Alt-A residential MBS, the Company models cash flows using the following assumptions: constant prepayment speed of 5, a customized constant default rate scenario starting at 15 for the first six quarters ramping down over the course of the next three-and-a-half years to 3 beginning with the fourth year, and a loss severity of 45.  For the non-Agency prime residential MBS, the Company models cash flows using the following assumptions: constant prepayment speed of 5, a constant default rate of 5, and a loss severity of 10.  The scenarios presented do not indicate OTTI for either security.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

Three Months Ended
March 31, 2010
(In Thousands)
Estimated credit losses, beginning balance (1)	$4,251
Additions for credit losses on securities not previously recognized	-
Additions for credit losses on securities previously recognized	-
Reduction for increases in cash flows	-
Reduction for securities management no longer intends to hold to recovery	-
Reduction for securities sold/realized losses	-
Estimated credit losses as of March 31, 2010	$4,251

 (1) The beginning balance includes credit-related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three months ended March 31, 2010, the Company did not recognize any OTTI charges on equity securities. For the three months ended March 31, 2009, the Company recognized OTTI charges of $209 thousand on certain of its equity positions.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”).  The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding.  The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets.  At March 31, 2010, and December 31, 2009, the Company owned approximately $13.70 million in FHLBA stock, which is classified as other assets.  The Company’s policy is to review for impairment of such assets at the end of each reporting period.  During the three months ended March 31, 2010, FHLBA paid quarterly dividends.  At March 31, 2010, FHLBA was in compliance with all of its regulatory capital requirements.  Based on its review, the Company believes that, as of March 31, 2010, its FHLBA stock was not impaired.

Note 4.  Loans

Loans, net of unearned income, consist of the following:

	March 31, 2010		December 31, 2009
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial, financial, and agricultural	$102,022	7.34%	$96,366	6.91%
Real estate — commercial	461,542	33.18%	450,611	32.33%
Real estate — construction (1)	113,139	8.13%	124,896	8.96%
Real estate — residential	647,921	46.59%	657,367	47.16%
Consumer	60,632	4.36%	60,090	4.31%
Other	5,618	0.40%	4,601	0.33%
Total	$1,390,874	100.00%	$1,393,931	100.00%

Loans held for sale	$1,494		$11,576

(1) Real estate construction includes land and land development loans.

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $232.96 million and standby letters of credit and financial guarantees written of $9.67 million at March 31, 2010.  Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $2.97 million at March 31, 2010.

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

The following table details the Company’s allowance for loan loss activity for the three-month periods ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
	2010	2009
(In Thousands)
Beginning balance	$21,725	$15,978
Provision for loan losses	3,665	2,087
Charge-offs	(3,732)	(1,730)
Recoveries	298	220
Ending balance	$21,956	$16,555

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans for the periods ended March 31, 2010, and December 31, 2009. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis.

	March 31,	December 31,
(In Thousands)	2010	2009
Recorded investment in loans considered to be impaired:
Recorded investment in impaired loans with related allowance	$10,771	$13,241
Recorded investment in impaired loans with no related allowance	16,739	13,371
Total impaired loans	27,510	26,612
Loans considered to be impaired that were on a non-accrual basis	17,477	17,014
Allowance for loan losses related to loans considered to be impaired	2,113	932
Total interest income recognized on impaired loans, year-to-date	537	663

Note 6.  Deposits

The following is a summary of interest-bearing deposits by type as of March 31, 2010, and December 31, 2009.

	March 31,	December 31,
	2010	2009
(In Thousands)
Interest-bearing demand deposits	$246,513	$231,907
Savings and money market deposits	427,883	381,381
Certificates of deposit	775,405	824,428
Total	$1,449,801	$1,437,716

Note 7.  Borrowings

The following schedule details the Company’s FHLB borrowings and other indebtedness at March 31, 2010, and December 31, 2009.

	March 31,	December 31,
	2010	2009
(In Thousands)
FHLB borrowings	$180,134	$183,177
Subordinated debt	15,464	15,464
Other long-term debt	275	283
Total	$195,873	$198,924

FHLB borrowings included $175.00 million in convertible and callable advances at March 31, 2010, and December 31, 2009.  The weighted average interest rate of all the advances was 2.41% at March 31, 2010, and December 31, 2009.

The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments.  The notional amount of the derivative swap is $50.00 million and effectively fixes the interest rate of a portion of the FHLB borrowings at approximately 4.34%.  After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings was 3.61% at March 31, 2010.  The fair value of the interest rate swap was a liability of $1.69 million at March 31, 2010. The Company maintained a cash deposit with its counterparty to collateralize the interest rate swap of $3.20 million at March 31, 2010, and December 31, 2009.

At March 31, 2010, the FHLB advances have approximate contractual maturities between four months and eleven years.  The scheduled maturities of the advances are as follows:

Amount
(In Thousands)
2010	$5,134
2011	-
2012	-
2013	-
2014	-
2015 and thereafter	175,000
Total	$180,134

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

Also included in other indebtedness is $15.46 million of junior subordinated debentures (the “Debentures”) issued by the Company in October 2003 to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”), with an interest rate of three month LIBOR plus 2.95%.  The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures.  The Debentures mature on October 8, 2033, and are currently callable.

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

In addition to investment securities, at March 31, 2010, wholesale repurchase agreements were collateralized by $9.27 million of interest bearing balances with banks.

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory defined benefit plan for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
(In Thousands)
Service cost	$52	$53
Interest cost	52	47
Net periodic cost	$104	$100

Note 9.  Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss), net of income taxes, for the three-month periods ended March 31, 2010 and 2009, are as follows:

	Three Months Ended
	March 31,
	2010	2009
(In Thousands)
Net income	$5,278	$5,230
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale without other-than-temporary impairment	8,050	(12,703)
Reclassification adjustment for gains realized in net income	(250)	(411)
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	-	209
Cumulative effect of change in accounting principle	-	(10,051)
Unrealized gain on derivative contract	424	243
Income tax effect	(3,063)	8,858
Total other comprehensive income (loss)	5,161	(13,855)
Comprehensive income (loss)	$10,439	$(8,625)

Note 10.  Commitments and Contingencies

In the normal course of business, the Company is a defendant in various legal actions and asserted claims.  While the Company and its legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, the Company does not believe the resolution of these actions, singly or in the aggregate, should not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three-month periods ended March 31, 2010 and 2009.

	For the Three Months
	Ended March 31, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$18,678	$(33)	$(26)	$18,619
Provision for loan losses	3,665	-	-	3,665
Noninterest income (loss)	6,609	2,219	(250)	8,578
Noninterest expense (income)	15,021	1,479	(428)	16,072
Income before income taxes	6,601	707	152	7,460
Provision for income taxes	1,869	291	22	2,182
Net income	$4,732	$416	$130	$5,278
End of period goodwill and other intangibles	$79,237	$11,568	$-	$90,805
End of period assets	$2,254,038	$12,465	$14,031	$2,280,534

	For the Three Months
	Ended March 31, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$16,492	$(18)	$(41)	$16,433
Provision for loan losses	2,087	-	-	2,087
Noninterest income (loss)	6,124	2,344	(44)	8,424
Noninterest expense (income)	13,582	1,638	(26)	15,194
(Loss) income before income taxes	6,947	688	(59)	7,576
Provision for income taxes	1,932	203	211	2,346
Net income (loss)	$5,015	$485	$(270)	$5,230
End of period goodwill and other intangibles	$78,657	$10,681	$-	$89,338
End of period assets	$2,170,694	$11,698	$16,749	$2,199,141

Note 12.  Fair Value

Under ASC Topic 820, “Fair Value Measurements and Disclosures,” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal, or most advantageous, market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

The fair value hierarchy under ASC Topic 820 is as follows:

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

Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. Agency securities, mortgage-backed securities, municipal securities, single issue trust preferred securities, certain pooled trust preferred securities, and certain equity securities that are not actively traded.

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

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant.  The Company’s fair value from third party models utilizes modeling software that uses market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security.  The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates.  The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR.  Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium.  Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation.  Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

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

In the Company’s experience, it rarely returns loans to performing status after they have been partially charged off.  Generally, credits identified as impaired move quickly through the process towards ultimate resolution of the problem credit.

Other Real Estate Owned.  The fair value of the Company’s other real estate owned is determined using current and prior appraisals, estimates of costs to sell, and proprietary qualitative adjustments.  Accordingly, other real estate owned is stated at a Level 3 fair value.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2010
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$-	$50,274	$-	$50,274
Agency mortgage-backed securities	-	249,948	-	249,948
Non-Agency prime residential MBS	-	4,839	-	4,839
Non-Agency Alt-A residential MBS	-	11,473	-	11,473
Municipal securities	-	133,807	-	133,807
FDIC-backed securities	-	25,317	-	25,317
Single issue trust preferred securities	-	43,203	-	43,203
Pooled trust preferred securities	-	3,574	-	3,574
Equity securities	1,842	20	-	1,862
Total available-for-sale securities	1,842	522,455	-	524,297
Deferred compensation assets	2,924	-	-	2,924
Deferred compensation liabilities	2,924	-	-	2,924
Derivative liabilities
Interest rate swap	-	1,691	-	1,691
Interest rate lock commitments	-	49	-	49
Total derivative liabilities	-	1,740	-	1,740
Total	$7,690	$524,195	$-	$531,885

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Available-for-sale securities:
Agency securities	$-	$25,276	$-	$25,276
Agency mortgage-backed securities	-	264,218	-	264,218
Non-Agency prime residential MBS	-	5,170	-	5,170
Non-Agency Alt-A residential MBS	-	11,301	-	11,301
Municipal securities	-	135,601	-	135,601
Single issue trust preferred securities	-	41,110	-	41,110
Pooled trust preferred securities	-	-	1,648	1,648
Equity securities	1,713	20	-	1,733
Total available-for-sale securities	1,713	482,696	1,648	486,057
Deferred compensation assets	2,872	-	-	2,872
Derivative assets
Interest rate lock commitments	-	2	-	2
Total derivative assets	-	2	-	2
Deferred compensation liabilities	2,872	-	-	2,872
Derivative liabilities
Interest rate swap	-	2,117	-	2,117
Interest rate lock commitments	-	74	-	74
Total derivative liabilities	-	2,191	-	2,191
Total	$7,457	$484,889	$1,648	$493,994

The following table presents additional information about financial assets and liabilities measured at fair value for the three months ended March 31, 2010, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Fair Value Measurements Using Significant Unobservable Inputs
Available-for-Sale Securities
Pooled Trust Preferred Securities
(In Thousands)
Balance, January 1, 2010	$1,648
Transfers into Level 3	-
Transfers out of Level 3	(3,574)
Total gains or losses
Included in earnings (or changes in net assets)	-
Included in other comprehensive income	1,926
Purchases, issuances, sales, and settlements
Purchases	-
Issuances	-
Sales	-
Settlements	-
Balance, March 31, 2010	$-

The Company transferred $3.57 million out of Level 3 for the three month period ended March 31, 2010. During this period, the Company changed the fair value of pooled trust preferred securities from Level 3 to Level 2 pricing.  The Company has been successful in obtaining a quote from a qualified market participant, and although the market for these securities is increasing, it still remains inactive.

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Items subjected to nonrecurring fair value adjustments at March 31, 2010, and December 31, 2009, are as follows:

	March 31, 2010
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$-	$-	$10,207	$10,207
Other real estate owned	-	-	4,740	4,740

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$-	$-	$11,702	$11,702
Other real estate owned	-	-	4,578	4,578

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

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Assets
Cash and cash equivalents	$87,706	$87,706	$101,341	$101,341
Investment securities	531,452	531,584	493,511	493,636
Loans held for sale	1,494	1,495	11,576	11,580
Loans held for investment	1,368,918	1,360,094	1,372,206	1,365,366
Accrued interest receivable	8,630	8,630	8,610	8,610
Bank owned life insurance	41,213	41,213	40,972	40,972
Derivative financial assets	-	-	2	2
Deferred compensation assets	2,924	2,924	2,872	2,872

Liabilities
Demand deposits	$205,810	$205,810	208,244	208,244
Interest-bearing demand deposits	246,513	246,513	231,907	231,907
Savings deposits	427,883	427,883	381,381	381,381
Time deposits	775,405	784,244	824,428	834,546
Securities sold under agreements to repurchase	144,381	153,152	153,634	156,653
Accrued interest payable	3,671	3,671	4,130	4,130
FHLB and other indebtedness	195,873	205,748	198,924	208,334
Derivative financial liabilities	1,740	1,740	2,191	2,191
Deferred compensation liabilities	2,924	2,924	2,872	2,872

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

Investment Securities and Deferred Compensation Assets and Liabilities: Fair values are determined in the same manner as described above under ASC Topic 820.

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

The primary derivatives that the Company uses are interest rate swaps and interest rate lock commitments (“IRLC’s”).  Generally, these instruments help the Company manage exposure to market risk and meet customer financing needs.  Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors, such as interest rates, market-driven loan rates and prices or other economic factors.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
(In Thousands)
Interest rate swap	$50,000	$50,000	$50,000
IRLC's	2,966	4,636	11,300

As of March 31, 2010, December 31, 2009, and March 31, 2009, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	March 31, 2010		December 31, 2009		March 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives not designated as hedges
IRLC's	Other assets	$-	Other assets	$2	Other assets	$57
Total		$-		$2		$57

	Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designated as hedges Interest rate swap	Other liabilities	$1,691	Other liabilities	$2,117	Other liabilities	$3,081
Total		$1,691		$2,117		$3,081

Derivatives not designated as hedges IRLC's	Other liabilities	$49	Other liabilities	$74	Other liabilities	$4
Total		$49		$74		$4

Total derivatives		$1,740		$2,191		$3,085

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

The Company’s balance of mortgage loans held for sale is subject to changes in fair value, due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market.  Typically, the fair value of these loans decline when interest rates increase and rise when interest rates decrease.

Effect of Derivatives and Hedging Activities on the Income Statement

For the quarters ended March 31, 2010 and 2009, the Company has determined there was no amount of ineffectiveness on cash flow hedges.  The following table details gains and losses recognized in income on non-designated hedging instruments for the three-month periods ended March 31, 2010 and 2009.

(In Thousands)		Amount of Gain/(Loss)
Derivatives Not	Location of Gain/(Loss)	Recognized in Income on Derivative
Designated as Hedging	Recognized in Income on	Three Months Ended March 31,
Instruments	Derivative	2010	2009

IRLC's	Other income	$23	$30
Total		$23	$30

Counterparty Credit Risk.   Like other financial instruments, derivatives contain an element of “credit risk.”  Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations.  This risk is measured as the expected positive replacement value of contracts.  All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee.  The Company reviews its counterparty risk regularly and has determined that, as of March 31, 2010, there is no significant counterparty credit risk.

PART I.   ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context suggests otherwise, the terms “First Community”, “Company”, “we”, “our”, and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations.  This discussion and analysis should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K and the other financial information included in this report.

The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.28 billion at March 31, 2010.  Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through more than sixty locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.  The Company is also the parent of GreenPoint Insurance Group, Inc. (“GreenPoint”), a North Carolina-based full-service insurance agency offering commercial and personal lines.  The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm that offers wealth management and investment advice.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.

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

•	Technological changes;
•	The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
•	The growth and profitability of noninterest or fee income being less than expected;
•	Changes in the level of our non-performing assets and charge-offs;
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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.  These factors and other risks and uncertainties are discussed in Item 1A., “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation.  The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the accounting for and valuation of investment securities, the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the four accounting areas that require the most subjective or complex judgments.  The identified critical accounting policies are described in detail in the Company’s 2009 Annual Report on Form 10-K.

COMPANY OVERVIEW

The Company is a financial holding company which operates within the five-state region of Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.  The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services.  The Company reported total assets of $2.28 billion at March 31, 2010.

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

The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC.  The Bank’s Trust Division and IPC manage assets with an aggregate market value of $831 million as of March 31, 2010.  These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.

RECENT MARKET DEVELOPMENTS

The global and U.S. economies have experienced significantly reduced business activity as a result of recessionary economic conditions and disruptions in the financial system.  Dramatic declines in home prices and increasing foreclosures and unemployment have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and to loan portfolios, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  In recent months, positive economic developments have been reported; however, further adverse effects could have an adverse impact on the Company and its business.

MERGERS, ACQUISITIONS AND BRANCHING ACTIVITY

In July 2009, the Company acquired TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina.  TriStone had two full service locations in Winston-Salem.  At acquisition, TriStone had total assets of $166.82 million, total loans of $132.23 million and total deposits of $142.27 million. Each outstanding common share of TriStone was exchanged for .5262 shares of the Company’s common stock and the overall acquisition cost was approximately $10.78 million. The acquisition of TriStone significantly augmented the Company’s market presence and human resources in the Winston-Salem, North Carolina market.

RESULTS OF OPERATIONS

Overview

The Company experienced the following developments in the first quarter of 2010:

•	For the first quarter of 2010, net income increased $619 thousand from the comparable period in 2009.
•	Net interest margin, on a tax-equivalent basis, increased 29 basis points to 4.02% for the three months ended March 31, 2010, as compared to the three month period ended March 31, 2009.
•	Net interest income increased $2.19 million, or 13.30%, from the first quarter of 2009.
•	Tangible book value per common share increased to $9.67, up $0.51 from the quarter ended December 31, 2009.
•	The allowance for loan losses as a percentage of total loans increased to 1.58% in the first quarter of 2010, as compared to 1.30% in the first quarter of 2009.
•
Average shareholders’ equity increased $39.36 million, or 17.92%, from first quarter 2009, primarily due to the sale of 5.29 million shares of common stock in June 2009, which generated net proceeds of approximately $61.67 million.

Net income for the three months ended March 31, 2010, was $5.28 million, or $0.30 per diluted common share, compared with net income of $4.66 million, or $0.40 per diluted common share, for the three months ended March 31, 2009, an increase of $619 thousand.  Net income available to common stockholders for the three month period ended March 31, 2009 was impacted by the required payment of dividends on preferred stock totaling $571 thousand. On July 8, 2009, the Company repurchased and retired the $41.5 million of Series A perpetual preferred stock from the Treasury.

Net Interest Income — Quarterly Comparison (See Table I)

Net interest income, the largest contributor to earnings, was $18.62 million for the three months ended March 31, 2010, compared with $16.43 million for the corresponding period in 2009, an increase of $2.19 million, or 13.30%.  Tax-equivalent net interest income totaled $19.43 million for the three months ended March 31, 2010, an increase of $2.08 million, or 12.01%, from $17.35 million for the first quarter of 2009.  The increase in tax-equivalent net interest income was due primarily to increases in total earning assets, largely from the TriStone acquisition, and decreases in deposit and borrowing costs.

Compared with the first quarter of 2009, average earning assets increased $72.93 million while interest-bearing liabilities increased $49.00 million.  The changes include the impact of the July 2009 TriStone acquisition.  The yield on average earning assets decreased 30 basis points to 5.67% from 5.97% between the three months ended March 31, 2010 and 2009, respectively.  Total cost of interest-bearing liabilities decreased 62 basis points between the first quarters of 2009 and 2010, which resulted in a net interest rate spread that was 32 basis points higher, at 3.85%, for the first quarter of 2010 compared with 3.53% for the same period last year.  The Company’s tax-equivalent net interest margin of 4.02% for the three months ended March 31, 2010 increased 29 basis points from 3.73% for the same period of 2009.

The yield on loans decreased 6 basis points to 6.22% from 6.28% for the three months ended March 31, 2010 and 2009, respectively.  The effect of the extended low interest rate environment in the United States was offset by the addition of TriStone, which resulted in a net increase of $1.40 million, or 7.00%, in tax-equivalent loan interest income for the first quarter of 2010 compared with the first quarter of 2009.

During the three months ended March 31, 2010, the tax-equivalent yield on available-for-sale securities decreased 106 basis points to 4.92%, while the average balance decreased by $32.18 million, or 6.27%, compared with the same period in 2009.  The decline in average balance was due largely to declines in the fair value of available-for-sale securities.  The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.

Average interest-bearing balances with banks were $76.59 million during the first quarter of 2010, and the yield was 0.24%.  Interest-bearing balances with banks are comprised largely of excess liquidity bearing overnight market rates.  The Company maintained a strong liquidity position in the first quarter.

Compared with the same period in 2009, the average balances of interest-bearing demand deposits increased $46.27 million, or 24.32%, while the average rate paid during the first quarter of 2010 increased by 17 basis points.  During the three months ended March 31, 2010, the average balances of savings deposits increased $100.47 million, or 32.15%, while the average rate paid decreased three basis points compared to the same period in 2009.  Average time deposits decreased $66.18 million, or 7.71%, while the average rate paid on time deposits decreased 94 basis points from 3.23% in the first quarter of 2009 to 2.29% in the first quarter of 2010.  The level of average noninterest-bearing demand deposits decreased $246 thousand, or 0.12%, to $199.07 million during the quarter ended March 31, 2010, compared with the corresponding period of the prior year.  The overall increase in the level of average deposits reflects the addition of TriStone.

Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $14.49 million, or 13.61%, to $91.98 million for the first quarter of 2010, while the rate decreased 27 basis points to 1.22% during the same period.  The decrease in average balance can be largely attributed to the customers converting retail repurchase agreements to certificates of deposit and businesses using cash during more difficult economic times.  There were no federal funds purchased on average during the first quarters of 2010 and 2009. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased 38 basis points between the two periods due to structure within those borrowings.  The average balance of FHLB borrowings and other long-term debt decreased by $17.07 million, or 7.91%, in the first quarter of 2010 to $198.74 million, while the rate paid on those borrowings decreased 11 basis points.

Table I

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
ASSETS
Earning assets
Loans (2)	$1,395,669	$21,398	6.22%	$1,292,179	$19,997	6.28%
Securities available-for- sale	481,116	5,833	4.92%	513,300	7,571	5.98%
Securities held-to-maturity	7,139	148	8.41%	8,473	172	8.23%
Interest bearing deposits	76,587	46	0.24%	73,628	39	0.21%
Total earning assets	1,960,511	27,425	5.67%	1,887,580	27,779	5.97%
Other assets	284,870			290,182
TOTAL ASSETS	$2,245,381			$2,177,762

LIABILITIES
Interest-bearing deposits
Demand deposits	$236,484	$200	0.34%	$190,215	$79	0.17%
Savings deposits	413,037	831	0.82%	312,563	656	0.85%
Time deposits	791,838	4,471	2.29%	858,020	6,832	3.23%
Total interest bearing deposits	1,441,359	5,502	1.55%	1,360,798	7,567	2.26%
Borrowings
Retail repurchase agreements	91,976	276	1.22%	106,469	390	1.49%
Wholesale repurchase agreements	50,000	463	3.76%	50,000	510	4.14%
FHLB borrowings and other indebtedness	198,744	1,752	3.58%	215,813	1,963	3.69%
Total borrowings	340,720	2,491	2.97%	372,282	2,863	3.12%
Total interest bearing liabilities	1,782,079	7,993	1.82%	1,733,080	10,430	2.44%
Noninterest bearing demand deposits	199,065			199,311
Other liabilities	5,223			25,718
Stockholders' equity	259,014			219,653
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,245,381			$2,177,762
Net interest income, tax equivalent		$19,432			$17,349
Net interest rate spread (3)			3.85%			3.53%
Net interest margin (4)			4.02%			3.73%

(1)
Fully taxable equivalent ("FTE") at the rate of 35%.  The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

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

	Three Months Ended
	March 31, 2010 Compared to 2009
	$ Increase/(Decrease) due to
			Rate/
(In Thousands)	Volume	Rate	Volume	Total
Interest Earned On:
Loans (1)	$1,602	$(186)	$(15)	$1,401
Securities available-for-sale (1)	(475)	(1,348)	85	(1,738)
Securities held-to-maturity (1)	(27)	4	(1)	(24)
Interest bearing deposits with other banks	2	5	-	7
Total interest earning assets	1,102	(1,525)	69	(354)

Interest Paid On:
Demand deposits	19	82	20	121
Savings deposits	211	(27)	(9)	175
Time deposits	(527)	(1,987)	153	(2,361)
Retail repurchase agreements	(53)	(71)	10	(114)
Wholesale repurchase agreement	-	(47)	0	(47)
FHLB borrowings and other long-term debt	(155)	(61)	5	(211)
Total interest bearing liabilities	(505)	(2,111)	179	(2,437)

Change in net interest income, tax-equivalent	$1,607	$586	$(110)	$2,083

(1)	Fully taxable equivalent using a rate of 35%.

Provision and Allowance for Loan Losses

During the last three years, there has been significant turmoil in the commercial and residential real estate markets, resulting in significant declines in valuations in the real estate markets.  Decreases in real estate values adversely affect the value of property used as collateral for loans, including loans originated by the Company.  In addition, adverse changes in the economy, particularly continued high rates of unemployment may have a negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings.  A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.

The Company’s allowance for loan losses was $21.96 million at March 31, 2010, $21.73 million at December 31, 2009 and $16.56 million at March 31, 2009.  The Company’s allowance for loan loss activity for the three-month periods ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended
	March 31,
(In Thousands)	2010	2009
Allowance for loan losses
Beginning balance	$21,725	$15,978
Provision for loan losses	3,665	2,087
Charge-offs	(3,732)	(1,730)
Recoveries	298	220
Net charge-offs	(3,434)	(1,510)
Ending balance	$21,956	$16,555

The total allowance for loan losses to loans held for investment ratio was 1.58% at March 31, 2010, compared with 1.56% at December 31, 2009, and 1.30% at March 31, 2009.    Management considers the allowance to be adequate based upon its analysis of the portfolio as of March 31, 2010.  Management believes that it uses relevant information available to make determinations about the allowance.  If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected.  Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

During the first quarter of 2010, the Company incurred net charge-offs of $3.43 million compared with $1.51 million in the respective period of 2009.  Annualized net charge-offs for the first quarter were 1.00% of average loan balances.  The Company made provisions for loan losses of $3.67 million for the first quarter compared to $2.09 million in the respective period of 2009.  Provisions for loan losses covered 106.73% of net charge-offs for the three month period ended March 31, 2010.  The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2009, reflective of increases in unemployment and the general impact of recessionary conditions and stress in the residential real estate market.  Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral, including residential and commercial real estate.

Total delinquent loans as of March 31, 2010, measured 2.35% of total loans and were comprised of loans 30-89 days delinquent of 1.09% of total loans and loans in non-accrual status of 1.26% of total loans.  Total delinquency has remained relatively steady since December 31, 2009.  Non-performing loans, comprised entirely of non-accrual loans as the Company does not have any loans that are 90 days past due and still accruing, as a percentage of total loans remained in a fairly tight range as they have measured 1.26%, 1.26%, and 0.88% of total loans as of March 31, 2010, December 31, 2009 and September 30, 2009, respectively.

The primary composition of non-performing loans is 32.20% residential real estate; 22.66% construction, land development, and vacant land; and 20.43% owner occupied commercial real estate.  Approximately $4.87 million, or 27.85%, of non-performing loans is attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets.  Total noninterest income for the first quarter of 2010 was $8.58 million compared with noninterest income of $8.42 million in the same period of 2009, an increase of $161 thousand.  Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges and gains on the sale of securities, noninterest income for the quarter ended March 31, 2010, increased $113 thousand, or 1.38%, compared to the same period in 2009.  Wealth management revenues decreased $99 thousand, or 10.06%, to $885 thousand for the three months ended March 31, 2010, compared with the same period in 2009.  Service charges on deposit accounts decreased $165 thousand, or 5.23%, to $2.99 million for the three months ended March 31, 2010, compared with the same period in 2009.  Management attributes the decrease to be due to lower overall consumer spending, leading to lower levels of certain activity charges.  Other service charges and fees increased $103 thousand, or 8.74%, to $1.28 million for the three months ended March 31, 2010, compared with the same period in 2009.  Insurance commissions for the first quarter of 2010 were $2.20 million, a decrease of $116 thousand, or 5.01%, from 2009.  Other operating income was $969 thousand for the three months ended March 31, 2010, an increase of $390 thousand, or 67.36%, compared with the same period in 2009.  The increase is primarily attributed to the higher volumes of loans sold in the secondary mortgage market and a small litigation settlement.   At March 31, 2010, the Company recognized no other-than-temporary impairments on securities compared to $209 thousand in 2009.  During the first quarter of 2010, securities gains of $250 thousand were realized compared with a gain of $411 thousand in the comparable period in 2009.

Noninterest Expense

Noninterest expense totaled $16.07 million for the quarter ended March 31, 2010, an increase of $885 thousand, or 5.83%, from the same period in 2009.  Salaries and employee benefits for the first quarter of 2010 increased $103 thousand, or 1.31%, compared to the same period in 2009.  TriStone branches accounted for an increase in salaries and employee benefits of $326 thousand.  The remainder of the Company showed an overall decrease in salaries and benefits of $223 thousand.  Occupancy and furniture and equipment expenses increased $106 thousand between the comparable periods.  Other operating expense totaled $4.53 million for the first quarter of 2010, an increase of $187 thousand, or 4.30%, from $4.35 million for the first quarter of 2009.

During 2009, the FDIC announced increases in deposit insurance premiums, levied special assessments, and shifted to a three-year prepaid collection versus payment in arrears. Deposit insurance premiums and assessments were $701 thousand for the three-month period ended March 31, 2010. The Company expects the remainder of the quarterly premium accruals for 2010 to approximate $2.25 million.

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

For the first quarter of 2010, income taxes were $2.18 million compared with $2.35 million for the first quarter of 2009.  For the quarters ended March 31, 2010 and 2009, the effective tax expense rates were 29.25% and 30.97%, respectively.

FINANCIAL CONDITION

Total assets at March 31, 2010, increased slightly by $5.66 million, or 0.25%, to $2.28 billion from December 31, 2009.  Deposits grew by $9.65 million which was offset by a $9.25 million drop in repurchase agreements. An $8.90 million increase in equity led by retained earnings and OCI on securities valuation led to the increase in total assets for the quarter.

Securities

Available-for-sale securities were $524.30 million at March 31, 2010, compared with $486.06 million at December 31, 2009, an increase of $38.24 million, or 7.87%.  The market value of securities available-for-sale as a percentage of amortized cost improved from 96.34% at December 31, 2009, to 98.01% at March 31, 2010, reflecting improved pricing on certain issues.  Held-to-maturity securities declined to $7.16 million at March 31, 2010, compared with $7.45 million at December 31, 2009.

For a more detailed discussion of activities regarding investment securities, please see Note 3 to the Consolidated Financial Statements.

Loan Portfolio

Loans Held for Sale

The $1.49 million balance of loans held for sale at March 31, 2010, represents mortgage loans that are sold to investors on a best efforts basis.  Accordingly, the Company does not retain the interest rate risk involved in the commitment.  The gross notional amount of outstanding commitments to originate mortgage loans for customers at March 31, 2010, was $2.97 million on 25 loans.

Loans Held for Investment

Total loans held for investment were $1.39 billion at March 31, 2010, representing a decrease of $3.06 million from December 31, 2009 and an increase of $114.08 million from March 31, 2009.  The increase over the comparable quarter of 2009 is due primarily to the acquisition of TriStone in the third quarter of 2009.  The average loan to deposit ratio was 85.08% for the first quarter of 2010, compared with 85.13% for the fourth quarter of 2009 and 82.83% for the first quarter of 2009.  Year-to-date average loans of $1.40 billion increased $103.49 million when compared to 2009 average loans of $1.29 billion.

The held for investment loan portfolio continues to be diversified among loan types and industry segments.   The following table presents the various loan categories and changes in composition as of March 31, 2010, December 31, 2009, and March 31, 2009.

	March 31, 2010		December 31, 2009		March 31, 2009
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial, financial and agricultural	$102,022	7.34%	$96,366	6.91%	$81,880	6.41%
Real estate — commercial	461,542	33.18%	450,611	32.33%	405,549	31.76%
Real estate — residential	647,921	46.59%	657,367	47.16%	597,372	46.79%
Real estate — construction (1)	113,139	8.13%	124,896	8.96%	124,320	9.74%
Consumer	60,632	4.36%	60,090	4.31%	62,353	4.88%
Other	5,618	0.40%	4,601	0.33%	5,316	0.42%
Total	$1,390,874	100.00%	$1,393,931	100.00%	$1,276,790	100.00%

Loans Held for Sale	$1,494		$11,576		$1,445

(1)	Real estate construction includes land and land development loans.

Non-Performing Assets

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”).  Non-performing assets were $22.22 million at March 31, 2010, $22.11 million at December 31, 2009, and $13.74 million at March 31, 2009.  The percentage of non-performing assets to total loans and OREO was 1.59% at March 31, 2010, 1.58% at December 31, 2009, and 1.09% at March 31, 2009.

The following schedule details non-performing assets by category at the close of each of the quarters ended March 31, 2010 and 2009, and December 31, 2009.

	March 31, 2010	December 31, 2009	March 31, 2009
(Dollars in Thousands)

Non-accrual loans	$17,477	$17,527	$10,628
Loans 90 days or more past due and still accruing interest	-	-	-
Total non-performing loans	17,477	17,527	10,628

Other real estate owned	4,740	4,578	3,114
Total non-performing assets	$22,217	$22,105	$13,742

Non-performing loans as a percentage of total loans	1.26%	1.26%	0.84%
Non-performing assets as a percentage of total loans and other real estate owned	1.59%	1.58%	1.09%
Allowance for loan losses as a percentage of non-performing loans	125.6%	124.0%	155.8%

Restructured loans performing in accordance with modified terms	$3,091	$3,565	$614

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures and movements into or out of the non-performing classification as a result of changing customer business conditions. There were no loans 90 days past due and still accruing at March 31, 2010, December 31, 2009, and March 31, 2009. OREO was $4.74 million at March 31, 2010, an increase of $162 thousand from December 31, 2009, and is carried at the lesser of estimated net realizable value or cost.  OREO increased from December 31, 2009, as non-performing loans were converted to foreclosed real estate. At March 31, 2010, OREO consisted of 53 properties with an average value of $146 thousand and an average age of 7 months.  During the three months ended March 31, 2010, net losses on the sale of OREO totaled $268 thousand.

Deposits and Other Borrowings

Total deposits increased by $9.65 million, or 0.59%, during the first three months of 2010.  Noninterest-bearing demand deposits decreased $2.43 million to $205.81 million at March 31, 2010, compared with $208.24 million at December 31, 2009.  Interest-bearing demand deposits increased $14.61 million to $246.51 million at March 31, 2010 from December 31, 2009.  Savings increased $46.50 million, or 12.19%, and time deposits decreased $49.02 million, or 5.95%, during the first three months of 2010.

Securities sold under repurchase agreements decreased $9.25 million, or 6.02%, in the first three months of 2010 to $144.38 million.  There were no federal funds purchased outstanding at March 31, 2010, as the Company maintained strong liquidity and overnight funds sold throughout the first quarter of 2010.

Stockholders’ Equity

Total stockholders’ equity increased $8.90 million, or 3.50%, from $253.86 million at December 31, 2009, to $262.76 million at March 31, 2010. Changes in equity were the result of net income of $5.28 million, common dividends paid of $1.78 million, and other comprehensive income of $10.44 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types.  At March 31, 2010, the Company’s total capital to risk-weighted assets ratio was 14.03% compared with 13.90% at December 31, 2009.  The Company’s Tier 1 capital to risk-weighted assets ratio was 12.77% at March 31, 2010, compared with 12.65% at December 31, 2009.  The Company’s Tier 1 capital to average assets (leverage) ratio at March 31, 2010, was 8.99% compared with 8.58% at December 31, 2009.  All of the Company’s regulatory capital ratios exceed the current “well-capitalized” levels.

PART I. ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Capital Resources

At March 31, 2010, the Company maintained liquidity in the form of cash and cash equivalent balances of $87.71 million, unpledged securities available-for-sale of $188.86 million, and total FHLB credit availability of approximately $220.27 million.  Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company.  Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company is a holding company, which is a separate legal entity from the Bank, and at March 31, 2010, maintained cash balances of $8.93 million.  As a result of investment securities impairments recognized in 2008 and 2009, the Bank is currently restricted from paying dividends to the Parent Company.  The Company believes the cash reserves and investments it holds provide adequate working capital to meet its obligations for the next 12 months and through the projected period of dividend restrictions.

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

Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure.  At March 31, 2010, net interest income modeling shows the Company to be in a slightly liability sensitive position.

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

The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of March 31, 2010, and December 31, 2009, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are affected.  As of March 31, 2010, the Federal Open Market Committee maintains a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points unrealistic and not meaningful.  In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

The economic value of equity is a measure which reflects the impact of changing rates on the underlying values of the Company’s assets and liabilities in various rate scenarios.  The scenarios illustrate the potential estimated impact of instantaneous rate shocks on the underlying value of equity.  The economic value of equity is based on the present value of all the future cash flows under the different rate scenarios.

Rate Sensitivity Analysis

	March 31, 2010
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(632)	(0.9)	$(9,561)	(3.4)
100	(468)	(0.6)	(2,351)	(0.8)
(100)	1,951	2.6	(16,067)	(5.7)

	December 31, 2009
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(1,405)	(1.9)	$(18,634)	(6.9)
100	(866)	(1.2)	(7,715)	(2.9)
(100)	2,117	2.9	16,087	5.9

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s Common Stock during the first quarter of 2010.

			Total Number	Maximum
	Total		of Shares	Number of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan (1)

January 1-31, 2010	-	$-	-	782,342
February 1-28, 2010	-	-	-	782,342
March 1-31, 2010	-	-	-	799,969
Total	-	$-	-

(1) The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 1,100,000 shares.  The plan has no expiration date, remains open and no plans have expired during the reporting period covered by this table.  No determination has been made to terminate the plan or to cease making purchases.  The Company held 300,031 shares in treasury at March 31, 2010.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Reserved

ITEM 5.  Other Information

Not Applicable

ITEM 6.      Exhibits

(a)	Exhibits

Exhibit
No.	Exhibit

2.1	Reserved.
2.2	Reserved.
3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)
3(ii)	Certificate of Designation Series A Preferred Stock. (22)
3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)
4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)
4.2	Indenture Agreement dated September 25, 2003. (11)
4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)
4.5	Reserved.
4.6	Warrant to purchase 176,546 shares of Common Stock of First Community Bancshares, Inc. (22)
4.7	Form of Indenture for Senior Debt Securities (27)
4.8	Form of Indenture for Subordinated Debt Securities (28)
10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)
10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)
10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)
10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)
10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)
10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)
10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)
10.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)
10.7**	First Community Bancshares, Inc. Wrap Plan. (7)
10.8	Reserved.
10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)
10.10	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)
10.11	Reserved.
10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)
10.13	Reserved.
10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)
10.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)
10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)
10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)
10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)
10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)
10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)
10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)
10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)
10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)
10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher. (26)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)

10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)
11	Statement regarding computation of earnings per share. (16)
12	Computation of Ratios. (27)
21	Subsidiaries of Registrant – Reference is made to “Item 1. Business” for the required information.
23.1	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc. (27)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350. (27)

*	Furnished herewith.
**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005, and as amended on Form 8-K filed on April 27, 2010.
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.
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

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.
(16)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.
(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.
(18)	Reserved
(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement, File No. 333-142558, filed May 2, 2007.
(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.
(21)	Reserved.
(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.
(25)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.
(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.
(27)	Incorporated by reference from Exhibit 4.4 of Form S-3 registration statement, File No. 333-165965, filed April 8, 2010.
(28)	Incorporated by reference from Exhibit 4.5 of the Form S-3 registration statement, File No. 333-165965, filed April 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: May 7, 2010

/s/ John M. Mendez
John M. Mendez
President & Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.