Form 10-K/A
period 2008-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-08-16
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Class — Common Stock, $1.00 Par Value; 11,567,449 shares outstanding as of March 2, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders held on April 28, 2009, are incorporated by reference in Part III of this Form 10-K/A.

Explanatory Note

Overview

First Community Bancshares, Inc. (“the Company”) is filing this first amendment to its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Filing”), to amend and restate financial statements and other financial information in the Original Filing as filed with the Securities and Exchange Commission (“SEC”) to reflect the correction of a computational error in its model used to calculate its allowance for loan losses. For the same reason, the Company also is restating the financial statements and other financial information filed with the SEC for the year ended December 31, 2009 and each of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and March 31, 2010.

Background

The reason for the restatement is to correct a computational error in the model that the Company used to calculate the quantitative basis for its allowance for loan losses for the periods indicated. The Company identified the computational error as a result of one of its routine internal audits. In connection with its determination of the appropriate loan loss reserves at December 31, 2008, the Company made certain modifications to its loan loss reserves model with respect to a $130.76 million pool of loans. However, in calculating the loan loss reserves for this pool of loans, the computational error resulted in the Company’s historical quarterly net charge-off rates not being annualized.

The Company has corrected the computational error in its model for calculating the allowance for loan losses. Based on the Company’s modeling using the corrected computations, the Company, in consultation with the Audit Committee of its Board of Directors, determined that the amount of the allowance for loan losses should be increased by an aggregate of $2.55 million for the period beginning December 31, 2008 and ending March 31, 2010.

Amendments to the Original Filing

The following sections of this Annual Report on Form 10-K/A have been revised to reflect the restatement: Part I - Item 1 - Business, Item 1A - Risk Factors; Part II - Item 6 - Selected Financial Data, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 - Financial Statements, and Supplementary Data and Item 9A - Controls and Procedures; and Part IV - Item 15 - Exhibits and Financial Statement Schedules. Except to the extent relating to the restatement of the Company’s financial statements and other financial information described above, the financial statements and other disclosures in this Annual Report on Form 10-K/A do not reflect any events that have occurred after the Original Filing was filed with the SEC on March 13, 2009. This Annual Report on Form 10-K/A does not modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Although the Company is amending only certain portions of its Annual Report on Form 10-K for the year ended December 31, 2008, for convenience and ease of reference, it is filing the entire Annual Report on this Form 10-K/A.

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

Under both guidelines, Tier 1 capital (sometimes referred to as “core capital”) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital). Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. At December 31, 2008, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 11.84% and its ratio of total capital to risk-weighted assets was 12.94%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their overall condition. At December 31, 2008, the Company’s leverage ratio was 9.70%.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. At December 31, 2008, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.62% and its ratio of total capital to total risk-weighted assets was 11.72%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. At December 31, 2008, the Bank’s leverage ratio was 8.66%.

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

Website Access to Company Documents

The Company makes available free of charge on its website at www.fcbinc.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the SEC. Investors are encouraged to access these reports and the other information about the Company’s business on its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K/A. The Company will also provide copies of its Annual Report on Form 10-K/A, free of charge, upon written request of its Investor Relations Department at the Company’s main address, P.O. Box 989, Bluefield, VA 24605.

Also posted on the Company’s website, and available in print upon request of any shareholder to our Investor Relations Department, are the charters of the standing committees of its Board of Directors, the Standards of Conduct governing our directors, officers, and employees, and the Company’s Insider Trading & Disclosure Policy.

Forward-Looking Statements

This Annual Report on Form 10-K/A may include “forward-looking statements”, which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then the Company’s actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Annual Report on Form 10-K/A. Therefore, the Company cautions you not to place undue reliance on these forward-looking statements.

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

In the fourth quarter of 2008, the Company completed its acquisition of Coddle Creek Financial Corp., the holding company for Mooresville Savings Bank, Inc., SSB, located in Mooresville, North Carolina. In addition, the Company’s wholly owned insurance subsidiary, GreenPoint, acquired Carr & Hyde Insurance, based in Warrenton, Virginia, among other agencies. Details of these transactions are presented in Note 3 in the Notes to the Consolidated Financial Statements included in Item 8 hereof.

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

The Company generally owns its offices, related facilities, and unimproved real property. The principal offices of the Company are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. As of December 31, 2008, the Company operated in 61 locations throughout the five states of Virginia, West Virginia, North and South Carolina, and Tennessee. The Company owns 47 of its banking offices while others are leased or are located on leased land. The Company also operates ten insurance offices throughout North Carolina and Virginia, including its headquarters in High Point, North Carolina. The Company owns one of its insurance offices and leases the remaining locations. There are no mortgages or liens against any property of the Company. A complete listing of all branches and ATM sites can be found on the Internet at www.fcbresource.com. Information on such website is not part of this Annual Report on Form 10-K/A.

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

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2008. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K/A. All of the Company’s acquisitions during the five years ended December 31, 2008 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

The consolidated selected financial data set forth in this Item 6 for the year ended December 31, 2008 has been restated. For additional information concerning the restated financial information, see Note 2 — Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K/A.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
	(Restated)

Balance Sheet Summary (at end of period)
Securities(a)	$529,393	$676,195	$528,389	$428,554	$410,218
Loans held for sale	1,024	811	781	1,274	1,194
Loans, net of unearned income	1,298,159	1,225,502	1,284,863	1,331,039	1,238,756
Allowance for loan losses	17,782	12,833	14,549	14,736	16,339
Total assets	2,132,187	2,149,838	2,033,698	1,952,483	1,830,822
Deposits	1,503,758	1,393,443	1,394,771	1,403,220	1,356,719
Borrowings	381,791	517,843	406,556	335,885	274,212
Total liabilities	1,912,972	1,932,740	1,820,968	1,757,982	1,647,589
Stockholders’ equity	219,215	217,098	212,730	194,501	183,233
Summary of Earnings
Total interest income	$110,765	$127,591	$120,026	$109,508	$96,136
Total interest expense	44,930	59,276	48,381	35,880	26,953
Provision for loan losses	9,226	717	2,706	3,706	2,671
Non-interest income	32,297	24,831	21,323	22,305	17,329
Investment securities impairment	29,923	—	—	—	—
Non-interest expense	60,516	50,463	49,837	55,591	48,035
Income from continuing operations before income taxes	(1,533)	17,135	19,102	14,331	18,477
Income tax (benefit) expense	(3,487)	12,334	11,477	10,191	9,786
Income from continuing operations	1,954	29,632	28,948	26,445	26,020
Loss from discontinued operations before income taxes	—	—	—	(233)	(5,746)
Income tax benefit	—	—	—	(91)	(2,090)
Loss from discontinued operations	—	—	—	(142)	(3,656)
Net income	1,954	29,632	28,948	26,303	22,364
Dividends on preferred stock	255	—	—	—	—
Net income available to common shareholders	1,699	29,632	28,948	26,303	22,364

(a)	Reflects the reclassification during 2004 of Federal Reserve Bank and Federal Home Loan Bank stock from Securities Available for Sale to Other Assets, consistent with the 2005-2008 presentation.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data-continued	2008	2007	2006	2005	2004

	(Restated)
Per Share Data
Basic earnings per share	$0.15	$2.64	$2.58	$2.33	$1.99
Basic earnings per common share-continuing operations	0.15	2.64	2.58	2.35	2.32
Basic loss per common share-discontinued operations	—	—	—	(0.02)	(0.33)
Diluted earnings per common share	$0.15	$2.62	$2.57	$2.32	$1.97
Diluted earnings per common share-continuing operations	0.15	2.62	2.57	2.33	2.29
Diluted loss per common share-discontinued operations	—	—	—	(0.01)	(0.32)
Cash dividends	$1.12	$1.08	$1.04	$1.02	$1.00
Book value per common share at year-end	$15.36	$19.61	$18.92	$17.29	$16.29
Selected Ratios
Return on average assets	0.08%	1.39%	1.46%	1.37%	1.24%
Return on average assets-continuing	0.08%	1.39%	1.46%	1.38%	1.45%
Return on average equity	0.86%	13.54%	14.32%	13.79%	12.53%
Return on average equity-continuing	0.86%	13.54%	14.32%	13.87%	14.58%
Average equity to average assets	9.86%	10.30%	10.21%	9.91%	9.88%
Average equity to average assets-continuing	9.86%	10.30%	10.21%	9.91%	9.96%
Dividend payout	746.67%	40.91%	40.31%	43.78%	50.25%
Risk based capital to risk adjusted assets	12.94%	12.34%	12.69%	11.65%	12.09%
Leverage ratio	9.70%	8.09%	8.50%	7.77%	7.62%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement

As a result of a routine internal audit, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses. In connection with its determination of the appropriate loan loss reserve at December 31, 2008, the Company made certain modifications to its loan loss reserve model with respect to a $130.76 million pool of loans. However, in calculating the loan loss reserves for this pool of loans, the historical quarterly net charge-off rates were not annualized as was the case with all other quarterly loss rates in the model. The Company has corrected the computational error in its model for calculating the allowance for loan losses. The financial information for the year ending December 31, 2008 provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the correction of the computational error. For additional information, see the Explanatory Note immediately preceding Part I, Item 1 and Note 2. - Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K/A.

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

RESULTS OF OPERATIONS

2008 COMPARED TO 2007

Net income for 2008 was $1.70 million, a decrease of $27.93 million from $29.63 million in 2007. Basic and diluted earnings per share for 2008 were $0.15 compared with basic and diluted earnings per share of $2.64 and $2.62, respectively, in 2007. The significant decline in earnings in 2008 reflect a fourth quarter non-cash pre-tax impairment charge of $29.92 million on certain investment securities. The Company’s key profitability ratios are return on average assets and return on average equity. Returns on average assets for 2008 and 2007 were 0.08% and 1.39%, respectively.

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

Provision for Loan Losses

The provision for loan losses for 2008 was $9.23 million, an increase of $8.51 million when compared with 2007. The increase in loan loss provision between the periods is primarily attributable to rising loss factors as net charge-offs escalated during 2008. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluations of various categories of collateral, including real estate and marketable securities, Net charge-offs for 2008 and 2007 were $5.45 million and $2.43 million, respectively. Expressed as a percentage of average loans, net charge-offs increased to 0.45% for 2008 from 0.19% in 2007.

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

Consolidated income taxes for 2008 was a benefit of $3.49 million compared with an expense of $12.33 million in 2007. The effective tax rate for 2008 is not meaningful due to the level of pre-tax income and the effective tax rate for 2007 was 29.39%.

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

Loan Portfolio Summary

	December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands)
	(Restated)

Commercial, financial and agricultural
	$85,034	$96,261	$106,645	$110,211	$99,302
Real estate — commercial	407,638	386,112	421,067	464,510	453,899
Real estate — construction	130,610	163,310	158,566	143,976	112,705
Real estate — residential	602,573	498,345	506,370	504,387	457,417
Consumer	66,259	75,450	88,679	106,206	113,639
Other	6,046	6,027	3,549	1,808	2,012

Total	1,298,160	1,225,505	1,284,876	1,331,098	1,238,974
Less unearned income	1	3	13	59	218

	1,298,159	1,225,502	1,284,863	1,331,039	1,238,756
Less allowance for loan losses	17,782	12,833	14,549	14,736	16,339

Net loans	$1,280,377	$1,212,669	$1,270,314	$1,316,303	$1,222,417

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

The allowance for loan losses was $17.78 million at December 31, 2008, compared with $12.83 million at December 31, 2007, an increase of $4.95 million. The increase in the allowance was primarily influenced by the affect of net charge-off activity during the year, which totaled $5.45 million as of December 31, 2008, as compared to $2.43 million as of December 31, 2007, on provision expense. Three loan relationships accounted for approximately $1.8 million of total 2008 net charge-offs. The three relationships had been previously identified as impaired by management with a combined specific reserve allocation established equivalent to the amount charged-off. Collection activity continues on all three relationships. Additionally, the allowance methodology takes into consideration trends in delinquency and non-accrual loans; both of which exhibited an increasing trend during the year. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2008; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2004 through 2008.

	Years Ended December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
	(Restated)

Allowance for loan losses at beginning of period	$12,833	$14,549	$14,736	$16,339	$14,624
Acquisition balances	1,169	—	—	—	1,786
Charge-offs:
Commercial, financial, agricultural and commercial real estate	4,349	2,245	1,953	5,017	1,925
Real estate-residential	1,200	824	1,234	385	723
Installment	1,822	1,226	1,356	1,534	1,526

Total charge-offs	7,371	4,295	4,543	6,936	4,174

Recoveries:
Commercial, financial and agricultural	1,388	879	1,032	1,413	727
Real estate-residential	76	535	125	188	90
Installment	461	448	493	418	615

Total recoveries	1,925	1,862	1,650	2,019	1,432

Net charge-offs	5,446	2,433	2,893	4,917	2,742
Provision charged to operations	9,226	717	2,706	3,706	2,671
Reclassification of allowance for lending-related commitments(1)	—	—	—	(392)	—

Allowance for loan losses at end of period	$17,782	$12,833	$14,549	$14,736	$16,339

Ratio of net charge-offs to average loans outstanding	0.45%	0.19%	0.22%	0.38%	0.24%
Ratio of allowance for loan losses to total loans outstanding	1.37%	1.05%	1.13%	1.11%	1.32%

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

The following table details the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2008.

	December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands)
	(Restated)

Commercial, financial and agricultural	$6,442	48%	$7,441	53%	$8,418	53%	$9,993	58%	$11,700	57%
Real estate — mortgage	8,842	46%	3,699	41%	3,858	39%	2,462	34%	2,084	34%
Consumer	2,025	6%	1,693	6%	2,273	8%	2,281	8%	2,555	9%
Unallocated	473		—		—		—		—

Total	$17,782	100%	$12,833	100%	$14,549	100%	$14,736	100%	$16,339	100%

Risk Elements

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned. The levels of non-performing assets for the last five years ending December 31, 2008, are presented in the following table.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Non-accrual loans	$12,763	$2,923	$3,813	$3,383	$5,168
Loans 90 days or more past due and still accruing interest	—	—	—	11	—

Total non-performing loans	12,763	2,923	3,813	3,394	5,168
Other real estate owned	1,326	545	258	1,400	1,419

Total non-performing assets	$14,089	$3,468	$4,071	$4,794	$6,587

Non-performing loans as a percentage of total loans	0.98%	0.24%	0.30%	0.25%	0.42%
Non-performing assets as a percentage of total loans and other real estate owned	1.08%	0.28%	0.32%	0.36%	0.53%
Allowance for loan losses as a percentage of non-performing loans (restated)	139.3%	439.0%	381.6%	434.2%	316.2%
Allowance for loan losses as a percentage of non-performing assets (restated)	126.2%	370.0%	357.4%	307.4%	248.0%

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

The Company has considered all impaired loans in the evaluation of the adequacy of the allowance for loan losses at December 31, 2008. The following table presents additional detail of non-performing and restructured loans for the five years ended December 31, 2008. Additional information regarding nonperforming loans can be found in Note 6 of the Notes to Consolidated Financial Statements, included in Item 8 hereof.

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

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. See Note 16 — Regulatory Capital Requirements and Restrictions of the Notes to Consolidated Financial Statements included in Item 8 hereof regarding such dividends. At December 31, 2008, the Company had liquid assets, including cash and investment securities, totaling $13.65 million, and a holding company line of credit of $20.00 million. Additionally, as a result of the Company’s participation in the TARP Capital Purchase Program, the ability of the Company to declare or pay dividends or distributions on shares of its Common Stock is subject to restrictions, including a restriction against increasing cash dividends above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008, which was $0.28 per share, without the express permission of the Treasury. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or the Treasury has transferred all of the Series A Preferred Stock to third parties.

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

Stockholders’ Equity

Total stockholders’ equity increased $2.12 million to $219.22 million at December 31, 2008. The increase in equity in 2008 was due mainly to comprehensive net loss of $43.28 million less preferred and common dividends of $255 thousand and $12.45 million, respectively, and net additions of treasury stock at a cost of $1.76 million. Issuance of the Series A Preferred Stock to the Treasury added $40.42 million, net, to stockholders’ equity, and the acquisition of Coddle Creek added approximately $19.14 million.

Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. At December 31, 2008, the Company’s Tier I capital ratio was 11.84% compared with 11.45% in 2007. The Company’s total risk-based capital-to-asset ratio was 12.94% at December 31, 2008, compared with 12.34% at December 31, 2007. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies by the Federal Reserve Board. The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2008, was 9.70% versus 8.09% at December 31, 2007, both of which are well above the minimum levels prescribed by the Federal Reserve Board. See Note 16 of the Notes to Consolidated Financial Statements in Item 8 hereof.

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

Rate Sensitivity Analysis

2008
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change
	(Dollars in thousands)

200	$1,479	2.3	$(8,040)	(3.7)
100	1,493	2.3	719	0.3
(100)	1,874	2.9	(21,443)	(9.9)

2007
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change

200	$(3,124)	(4.2)	$(30,894)	(10.7)
100	(327)	(0.4)	(5,315)	(1.8)
(100)	(449)	(0.6)	(11,128)	(3.9)
(200)	(1,657)	(2.2)	(32,008)	(11.1)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Amounts in thousands, except share and per share data)

	(Restated)
ASSETS
Cash and due from banks	$39,310	$50,051
Interest-bearing balances with banks	7,129	2,695

Total cash and cash equivalents	46,439	52,746
Securities available for sale (amortized cost of $603,694, 2008; $674,937, 2007)	520,723	664,120
Securities held to maturity (fair value of $8,802, 2008; $12,298, 2007)	8,670	12,075
Loans held for sale	1,024	811
Loans held for investment, net of unearned income	1,298,159	1,225,502
Less allowance for loan losses	17,782	12,833

Net loans held for investment	1,280,377	1,212,669
Premises and equipment, net	55,024	48,383
Other real estate owned	1,326	545
Interest receivable	10,084	12,465
Goodwill	83,192	66,310
Other intangible assets	6,420	3,746
Other assets	118,908	75,968

Total Assets	$2,132,187	$2,149,838

LIABILITIES
Deposits:
Noninterest-bearing	$199,712	$224,087
Interest-bearing	1,304,046	1,169,356

Total Deposits	1,503,758	1,393,443
Interest, taxes and other liabilities	27,423	21,454
Federal funds purchased	—	18,500
Securities sold under agreements to repurchase	165,914	207,427
FHLB borrowings and other indebtedness	215,877	291,916

Total Liabilities	1,912,972	1,932,740

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 41,500 shares issued and outstanding in 2008 and none in 2007	40,419	—
Common stock, $1 par value; shares authorized: 25,000,000; shares issued: 12,051,234 in 2008 and 11,499,018 in 2007; shares outstanding: 11,567,449 in 2008 and 11,069,646 in 2007	12,051	11,499
Additional paid-in capital	128,526	108,825
Retained earnings	106,104	117,670
Treasury stock, at cost	(15,368)	(13,613)
Accumulated other comprehensive loss	(52,517)	(7,283)

Total Stockholders’ Equity	219,215	217,098

Total Liabilities and Stockholders’ Equity	$2,132,187	$2,149,838

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands,
	except share and per share data)

	(Restated)
Interest Income
Interest and fees on loans	$80,224	$93,501	$97,460
Interest on securities-taxable	22,714	24,725	13,951
Interest on securities-nontaxable	7,521	8,190	7,371
Interest on federal funds sold and deposits in banks	306	1,175	1,244

Total interest income	110,765	127,591	120,026

Interest Expense
Interest on deposits	29,792	38,757	33,868
Interest on short-term borrowings	5,252	9,760	6,977
Interest on long-term debt	9,886	10,759	7,536

Total interest expense	44,930	59,276	48,381

Net Interest Income	65,835	68,315	71,645
Provision for loan losses	9,226	717	2,706

Net interest income after provision for loan losses	56,609	67,598	68,939

Noninterest Income
Wealth management income	4,100	3,880	2,811
Service charges on deposit accounts	14,067	11,387	10,242
Other service charges, commissions and fees	4,248	3,600	2,992
Insurance commissions	4,988	1,142	—
Investment securities impairments	(29,923)	—	—
Net gains on sale of securities	1,899	411	75
Other operating income	2,995	4,411	5,203

Total noninterest income	2,374	24,831	21,323

Noninterest Expense
Salaries and employee benefits	29,876	25,848	26,867
Occupancy expense of bank premises	5,102	4,180	4,068
Furniture and equipment expense	3,740	3,370	3,466
Prepayment penalties on FHLB advances	1,647	—	—
Other operating expense	20,151	17,065	15,436

Total noninterest expense	60,516	50,463	49,837

Income before income taxes	(1,533)	41,966	40,425
Income tax (benefit) expense	(3,487)	12,334	11,477

Net income	1,954	29,632	28,948
Dividends on preferred stock	255	—	—

Net income available to common shareholders	$1,699	$29,632	$28,948

Basic earnings per common share	$0.15	$2.64	$2.58

Diluted earnings per common share	$0.15	$2.62	$2.57

Dividends declared per common share	$1.12	$1.08	$1.04

Weighted average basic shares outstanding	11,058,076	11,204,676	11,204,875

Weighted average diluted shares outstanding	11,134,025	11,292,871	11,279,480

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)

	(Restated)
Cash flows from operating activities
Net income	$1,954	$29,632	$28,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,226	717	2,706
Depreciation and amortization of premises and equipment	3,885	3,276	3,366
Intangible amortization	689	467	410
Net investment amortization and accretion	(161)	534	699
Gains on the sale of assets	(1,839)	(357)	(1,329)
Mortgage loans originated for sale	(32,704)	(42,598)	(33,565)
Proceeds from sale of mortgage loans	32,672	42,822	34,243
Gain on sale of loans	(181)	(254)	(185)
Equity-based compensation expense	260	271	427
Deferred income tax (benefit) expense	(13,324)	216	465
Decrease (increase) in interest receivable	3,071	(324)	(1,928)
Excess tax benefit from stock-based compensation	(85)	(327)	(201)
Prepayment penalty	1,647	—	—
(Increase) decrease in other assets	32,534	(3,407)	215
Increase in other liabilities	(41)	1,781	769

Net cash provided by operating activities	37,603	32,449	35,040

Cash flows from investing activities
Proceeds from sales of securities available for sale	128,888	12,010	14,185
Proceeds from maturities and calls of securities available for sale	87,144	28,635	23,515
Proceeds from maturities and calls of held to maturity securities	3,417	7,907	4,221
Purchase of securities available for sale	(171,446)	(211,321)	(139,624)
Purchase of bank-owned life insurance	—	—	(25,000)
Net decrease (increase) in loans made to customers	58,473	56,623	40,610
Cash used in divestitures and acquisitions, net	(4,661)	(5,364)	(22,046)
Purchase of premises and equipment	(6,040)	(15,160)	(5,709)
Proceeds from sale of equipment	21	526	402

Net cash used in investing activities	95,796	(126,144)	(109,446)

Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(52,079)	2,158	(17,215)
Net increase (decrease) in time deposits	24,788	(3,649)	35,551
Net increase (decrease) in FHLB and other borrrowings	(76,039)	93,272	68,440
Prepayment penalty	(1,647)	—	—
Net increase (decrease) in federal funds purchased	(18,500)	10,800	(74,800)
Net (decrease) increase in securities sold under agreement to repurchase	(41,513)	6,242	77,369
Net proceeds from the issuance of preferred stock	41,409	—	—
Proceeds from the exercise of stock options	464	781	1,305
Excess tax benefit from stock-based compensation	85	327	201
Acquisition of treasury stock	(4,222)	(9,170)	(4,566)
Dividends paid	(12,452)	(12,079)	(11,659)

Net cash provided by financing activities	(139,706)	88,682	74,626

Net increase (decrease) in cash and cash equivalents	(6,307)	(5,013)	220
Cash and cash equivalents at beginning of year	52,746	57,759	57,539

Cash and cash equivalents at end of year	$46,439	$52,746	$57,759

Supplemental information — Noncash items
Transfers of loans to other real estate	$2,653	$1,342	$1,281

(See Note 1 for detail of income taxes and interest paid and Note 3 for supplemental information regarding detail of cash paid in acquisitions.)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	(Amounts in thousands, except share and per share information)

Balance January 1, 2006	$—	$11,496	$108,573	$82,828	$(7,625)	$(771)	$194,501
Comprehensive income:
Net income	—	—	—	28,948	—	—	28,948
Other comprehensive income
Change in unrealized gain on securities available for sale of $1,242, net of $497 tax expense	—	—	—	—	—	745	745
Less reclassification adjustment for losses realized in net income of $10, net of $4 tax benefit	—	—	—	—	—	(6)	(6)
Unrealized gain on derivative securities of $441, net of $177 tax expense	—	—	—	—	—	264	264

Total comprehensive income, net of tax	—	—	—	28,948	—	1,003	29,951

Common dividends declared ($1.04 per share)	—	—	—	(11,659)	—	—	(11,659)
Purchase of 145,161 treasury shares at $31.46 per share	—	—	—	—	(4,566)	—	(4,566)
Acquisition of Stone Capital Management (2,706 shares)	—	3	85	—	—	—	88
Acquisition of Investment Planning Consultants (39,874 shares)	—	—	217	—	1,248	—	1,465
Distribution of treasury stock for ESOP (27,733 shares)	—	—	16	—	867	—	883
Equity-based compensation	—	—	267	—	160	—	427
Tax benefit from exercise of stock options	—	—	335	—	—	—	335
Common stock options exercised (63,655 shares)	—	—	(687)	—	1,992	—	1,305

Balance December 31, 2006	—	11,499	108,806	100,117	(7,924)	232	212,730

Comprehensive income:
Net income	—	—	—	29,632	—	—	29,632
Other comprehensive income
Change in unrealized loss on securities available for sale of $11,028, net of $4,411 tax benefit	—	—	—	—	—	(6,617)	(6,617)
Less reclassification adjustment for gains realized in net income of $263, net of $105 tax expense	—	—	—	—	—	158	158
Unrealized loss on derivative securities of $1,760, net of $704 tax benefit	—	—	—	—	—	(1,056)	(1,056)

Total comprehensive income, net of tax	—	—	—	29,632	—	(7,515)	22,117

Common dividends declared ($1.08 per share)	—	—	—	(12,079)	—	—	(12,079)
Purchase of 287,500 treasury shares at $31.89 per share	—	—	—	—	(9,170)	—	(9,170)
Acquisition of GreenPoint Insurance Group (49,088 shares)	—	—	133	—	1,524	—	1,657
Acquisition of Investment Planning Consultants (13,401 shares)	—	—	30	—	425	—	455
Equity-based compensation	—	—	169	—	102	—	271
Tax benefit from exercise of stock options	—	—	336	—	—	—	336
Common stock options exercised (45,665 shares)	—	—	(649)	—	1,430	—	781

Balance December 31, 2007	—	11,499	108,825	117,670	(13,613)	(7,283)	217,098

Comprehensive income:
Net income (restated)	—	—	—	1,954	—	—	1.954
Other comprehensive income
Change in unrealized loss on securities available for sale of $100,626, net of $39,244 tax benefit	—	—	—	—	—	(61,382)	(61,382)
Reclassification adjustment for net losses realized in net income of $29,607, net of $11,547 tax expense	—	—	—	—	—	18,060	18,060
Change in unrealized loss on derivative securities of $1,974, net of $770 tax benefit	—	—	—	—	—	(1,204)	(1,204)
Change related to employee benefit plans of $1,161, net of $453 tax benefit	—	—	—	—	—	(708)	(708)

Total comprehensive loss, net of tax (restated)	—	—	—	1,954	—	(45,234)	(43,280)

Cumulative effect of change in accounting principle				(813)			(813)
Preferred stock issuance, net	40,395	—	(91)	—	—	—	40,304
Common stock warrant issuance	—	—	1,105	—	—	—	1,105
Preferred dividend, net	24			(255)			(231)
Common dividends declared ($1.12 per share)	—	—	—	(12,452)	—	—	(12,452)
Purchase of 132,100 treasury shares at $31.96 per share	—	—	—	—	(4,222)	—	(4,222)
Acquisition of Coddle Creek (552,216 shares)	—	552	18,588	—	—	—	19,140
Acquisition of GreenPoint Insurance Group (7,728 shares)	—	—	22	—	245	—	267
Acquisition of Investment Planning Consultants (8,361 shares)	—	—	(26)	—	266	—	240
Contribution of treasury stock to 401(k) plan (37,775 shares)	—	—	8	—	1,200	—	1,208
Equity-based compensation	—	—	244	—	16	—	260
Tax benefit from exercise of stock options	—	—	127	—	—	—	127
Common stock options exercised (22,323 shares)	—	—	(276)	—	740	—	464

Balance December 31, 2008 (restated)	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2008, are detailed in Note 17 — Other Operating Expenses.

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

	For the Year Ended December 31,
	2008	2007	2006
	(Amounts in thousands, except share and per share data)
	(Restated)

Net income available to common shareholders	$1,699	$29,632	$28,948
Weighted average shares outstanding	11,058,076	11,204,676	11,204,875
Dilutive shares for stock options	53,680	65,320	74,605
Contingently issuable shares	22,269	22,875	—
Common stock warrants	—	—	—
Weighted average dilutive shares outstanding	11,134,025	11,292,871	11,279,480
Basic earnings per share	$0.15	$2.64	$2.58
Diluted earnings per share	$0.15	$2.62	$2.57

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
Note 2. Restatement of Consolidated Financial Statements

As a result of a routine internal audit, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses. In connection with its determination of the appropriate loan loss reserve at December 31, 2008, the Company made certain modifications to its loan loss reserve model with respect to a $130.76 million pool of loans. However, in calculating the loan loss reserves for this pool of loans, the historical quarterly net charge-off rates were not annualized as was the case with all other quarterly loss rates in the model. The Company has corrected the computational error in its model for calculating the allowance for loan losses. Based on the Company’s modeling using the corrected computations, the Company, in consultation with the Audit Committee of the Board of Directors, determined that the amounts of the allowance for loan losses should be increased by an aggregate of $2.55 million for the period beginning December 31, 2008 and ending March 31, 2010.

In this Annual Report on Form 10-K/A, the Company is restating its consolidated balance sheet, statements of income, statements of cash flows and statement of changes in stockholders’ equity at and for the year ended December 31, 2008.

The effects of the restatement by line item for the periods presented in this Annual Report on Form 10-K/A follow.

	Impact on Consolidated
	Balance Sheets
	December 31, 2008
	As Previously
(Amounts in Thousands)	Reported	As Restated	Effect of Change
Allowance for loan losses	$15,978	$17,782	$1,804
Net loans held for investment	1,282,181	1,280,377	(1,804)
Other assets	118,231	118,908	677
Total assets	2,133,314	2,132,187	(1,127)
Retained earnings	107,231	106,104	(1,127)
Total stockholders’ equity	220,342	219,215	(1,127)

	Impact on Consolidated
	Statements of Income
	Year Ended December 31, 2008
	As Previously		Effect of
(Amounts in Thousands, except per share data)	Reported	As Restated	Change
Provision for loan losses	$7,422	$9,226	$1,804
Net interest income after provision for loan losses	58,413	56,609	(1,804)

Income (loss) before income taxes	271	(1,533)	(1,804)
Income tax expense (benefit)	(2,810)	(3,487)	(677)

Net income	3,081	1,954	(1,127)
Net income to common shareholders	2,826	1,699	(1,127)

Net income per share
Basic	$0.26	$0.15	$(0.11)
Diluted	$0.25	$0.15	$(0.10)

	Impact on Consolidated
	Statements of Cash Flows
	Year Ended December 31, 2008
	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change
Operating Activities:
Net income	$3,081	$1,954	$(1,127)
Provision for loan losses	7,422	9,226	1,804
Deferred income tax benefit	(12,647)	(13,324)	(677)

	Impact on Consolidated
	Statements of
	Changes in Stockholders’ Equity
	Year Ended December 31, 2008
	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change
Total retained earnings, January 1	$117,670	$117,670	$—
Net income	3,081	1,954	(1,127)
Total retained earnings, December 31	107,231	106,104	(1,127)

Note 3.  Merger, Acquisitions and Branching Activity

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

Note 4.  Participation in U.S. Treasury Capital Purchase Program

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

Note 5.	Investment Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as available-for-sale are as follows:

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$53,425	$1,393	$—	$54,818
States and political subdivisions	163,042	864	(4,487)	159,419
Trust-preferred securities	148,760	—	(82,707)	66,053
Mortgage-backed securities	230,488	4,649	(1,659)	233,478
Equities	7,979	357	(1,381)	6,955

Total	$603,694	$7,263	$(90,234)	$520,723

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Amounts in thousands)

U.S. Government agency securities	$136,791	$2,446	$—	$139,237
States and political subdivisions	186,834	2,667	(965)	188,536
Trust-preferred securities	164,731	—	(14,106)	150,625
Mortgage-backed securities	177,984	816	(2,073)	176,727
Equities	8,597	814	(416)	8,995

Total	$674,937	$6,743	$(17,560)	$664,120

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

Note 6.  Loans

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

At December 31, 2008 and 2007, customer overdrafts totaling $2.10 million and $3.23 million, respectively, were reclassified as loans.

Note 7.  Allowance for Loan Losses

Activity in the allowance for loan losses was as follows:

	2008	2007	2006
	(Amounts in thousands)
	(Restated)

Balance at January 1	$12,833	$14,549	$14,736
Provision for loan losses	9,226	717	2,706
Acquisition balance	1,169	—	—
Loans charged off	(7,371)	(4,295)	(4,543)
Recoveries credited to allowance	1,925	1,862	1,650

Net charge-offs	(5,446)	(2,433)	(2,893)

Balance at December 31	$17,782	$12,833	$14,549

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

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	2008	2007	2006
	(Amounts in thousands)

Recorded investment in loans considered to be impaired	$13,300	$4,325	$5,786
Loans considered to be impaired that were on a non-accrual basis	12,764	2,923	3,813
Recorded investment in impaired loans with related allowance	4,795	3,129	4,070
Allowance for loan losses related to loans considered to be impaired	678	880	1,531
Average recorded investment in impaired loans	14,914	4,762	6,410
Total interest income recognized on impaired loans	793	237	390
Recorded investment in impaired loans with no related allowance	8,505	1,196	1,716

There were no loans past due 90 days and still accruing interest at December 31, 2008, 2007, and 2006.

Note 8.	Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2008	2007
	(Amounts in thousands)

Land	$18,634	$14,841
Bank premises	47,147	42,608
Equipment	29,968	28,087

	95,749	85,536
Less: accumulated depreciation and amortization	40,725	37,153

Total	$55,024	$48,383

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

Year Ended December 31:
(Amounts in
thousands)

2009	$172
2010	157
2011	123
2012	54
2013	50
Later years	274

Total	$830

Note 9.	Deposits

The following is a summary of interest-bearing deposits by type as of December 31:

	2008	2007
	(Amounts in thousands)

Interest-bearing demand deposits	$185,117	$153,570
Money market accounts	144,017	167,296
Savings deposits	165,560	160,395
Certificates of deposit	708,954	608,470
Individual Retirement Accounts	100,398	79,625

Total	$1,304,046	$1,169,356

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

Note 10.	Borrowings

The following table details borrowings as of December 31:

	2008	2007
	(Amounts in thousands)

Federal funds purchased	$—	$18,500
Securities sold under agreements to repurchase	165,914	207,427
FHLB borrowings	200,000	275,888
Subordinated debt	15,464	15,464
Other debt	413	564

Total	$381,791	$517,843

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 11.	Income Taxes, Continuing Operations

The components of income tax benefit and expense from continuing operations consist of the following:

	Years Ended December 31,
	2008	2007	2006
	(Amounts in thousands)
	(Restated)

Current tax expense
Federal	$8,577	$10,777	$9,883
State	1,260	1,341	1,129

	9,837	12,118	11,012
Deferred tax (benefit) expense
Federal	(11,981)	194	418
State	(1,343)	22	47

	(13,324)	216	465

Total income tax (benefit) expense	$(3,487)	$12,334	$11,477

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(Amounts in thousands)
	(Restated)

Deferred tax assets:
Allowance for loan losses	$6,976	$5,311
Unrealized losses on AFS securities	33,208	4,327
Unrealized loss on derivative security	1,298	528
Securities impairments	11,670	—
Deferred compensation	4,120	2,741
Other	1,920	1,188

Total deferred tax assets	$59,192	$14,095
Deferred tax liabilities:
Intangible assets	$6,209	$3,263
Odd days interest deferral	1,710	2,023
Fixed assets	1,675	1,196
Other	1,358	1,758

Total deferred tax liabilities	10,952	8,240

Net deferred tax assets	$48,240	$5,855

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The reconciliation of the statutory federal tax rate and the effective tax rates from continuing operations for the three years ended December 31, 2008, is as follows:

	For Years Ended
	2008	2007	2006
	(Restated)

Tax at statutory rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest, net of nondeductible expense	154.30	(5.95)	(5.79)
State income taxes, net of federal benefit	2.21	2.12	1.89
Other, net	34.42	(1.78)	(2.71)

Effective tax rate	225.93%	29.39%	28.39%

Note 12.	Employee Benefits

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 13.	Equity-Based Compensation

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

Note 14.	Litigation, Commitments and Contingencies

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

Note 15.	Derivative Instruments and Hedging Activities

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

Note 16.	Regulatory Capital Requirements and Restrictions

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

The Company’s and the Bank’s capital ratios as of December 31, 2008 and 2007, are presented in the following table.

	December 31, 2008
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
	(Restated)
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$214,626	12.94%	$132,644	8.00%	N/A	N/A
First Community Bank, N. A.	191,781	11.72%	130,814	8.00%	$163,518	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	196,473	11.84%	66,322	4.00%	N/A	N/A
First Community Bank, N. A.	173,628	10.62%	65,407	4.00%	98,110	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	196,473	9.70%	84,629	4.00%	N/A	N/A
First Community Bank, N. A.	173,628	8.66%	80,232	4.00%	100,290	5.00%

	December 31, 2007
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$182,476	12.34%	$118,276	8.00%	N/A	N/A
First Community Bank, N. A.	167,865	11.44%	117,398	8.00%	$146,748	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	169,258	11.45%	59,138	4.00%	N/A	N/A
First Community Bank, N. A.	154,826	10.55%	58,699	4.00%	88,049	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	169,258	8.09%	83,639	4.00%	N/A	N/A
First Community Bank, N. A.	154,826	7.44%	83,233	4.00%	104,041	5.00%

At December 31, 2008 and 2007, $15.46 million in subordinated debt is treated as Tier 1 capital for bank regulatory purposes for the Company.

Note 17.	Other Operating Expenses

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

Note 18.  Fair Value

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

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)

Assets
Cash and cash equivalents	$46,439	$46,439	$52,746	$52,746
Investment Securities	529,393	529,525	676,195	676,418
Loans held for sale	1,024	1,026	811	813
Loans held for investment (restated)	1,280,377	1,274,675	1,212,669	1,202,396
Derivative financial assets	192	192	—	—
Deferred compensation assets	2,637	2,637	3,418	3,418
Liabilities
Demand deposits	199,712	199,712	224,087	224,087
Interest-bearing demand deposits	185,117	185,117	153,570	153,570
Savings deposits	309,577	309,577	327,691	327,691
Time deposits	809,352	824,068	688,095	688,503
Federal funds purchased	—	—	18,500	18,500
Securities sold under agreements to repurchase	165,914	177,454	207,427	207,427
FHLB and other indebtedness	215,877	242,223	291,916	286,087
Derivative financial liabilities	3,523	3,523	1,320	1,320
Deferred compensation liabilities	2,637	2,637	3,418	3,418

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

Note 19.	Accumulated Other Comprehensive Loss

The components of the Company’s accumulated other comprehensive loss, net of income taxes, as of December 31, 2008 and 2007, were as follows:

		Unrealized
	Unrealized	Loss	Benefit	Accumulated
	Loss	on Cash Flow	Plan	Comprehensive
	on Securities	Hedge Derivative	Liability	Loss
	(Amounts in thousands)

December 31, 2007	$(6,491)	$(792)	$—	$(7,283)

December 31, 2008	$(49,813)	$(1,996)	$(708)	$(52,517)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 20.	Parent Company Financial Information

Condensed financial information related to First Community as of December 31, 2008 and 2007, and for each of the years ended December 31, 2008, 2007, and 2006, is as follows:

	December 31,
Condensed Balance Sheets	2008	2007
	(Amounts in thousands)
	(Restated)

Assets
Cash	$2,038	$2,880
Securities available for sale	11,609	6,877
Loans	1,000	—
Investment in subsidiary	210,402	217,307
Other assets	8,167	6,108

Total assets	$233,216	$233,172

Liabilities
Other liabilities	$603	$610
Long-term debt	15,464	15,464

Total liabilities	16,067	16,074
Stockholders’ Equity
Preferred stock	40,419	—
Common stock	12,051	11,499
Additional paid-in capital	128,526	108,795
Retained earnings	104,038	117,670
Treasury stock	(15,368)	(13,583)
Accumulated other comprehensive loss	(52,517)	(7,283)

Total stockholders’ equity	217,149	217,098

Total liabilities and stockholders’ equity	$233,216	$233,172

	Years Ended December 31,
Condensed Statements of Income	2008	2007	2006
	(Amounts in thousands)
	(Restated)

Cash dividends received from subsidiary bank	$22,383	$26,408	$15,775
Other income	2,104	2,853	354
Operating expense	(2,200)	(2,106)	(2,049)
Income tax benefit (expense)	24	(545)	1,237
Equity in undistributed earnings of subsidiary	(20,357)	3,022	13,631

Net income	1,954	29,632	28,948
Dividends on preferred stock	255	—	—

Net income available to common shareholders	$1,699	$29,632	$28,948

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	Years Ended December 31,
Condensed Statements of Cash Flows	2008	2007	2006
	(Amounts in thousands)
	(Restated)

Cash flows from operating activities
Net income	$1,954	$29,632	$28,948
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	20,357	(3,022)	(13,631)
Loss (gain) on sale of securities	625	(447)	(62)
(Increase) decrease in other assets	(2,059)	(2,678)	63
(Decrease) increase in other liabilities	(7)	996	455
Other, net	2,471	—	(3)

Net cash provided by operating activities	23,341	24,481	15,770

Cash flows from investing activities
Purchase of securities available for sale	(13,117)	(3,217)	(1,881)
Proceeds from sale of securities available for sale	3,324	4,671	2,210
Investment in subsidiary	(40,000)	(5,397)	—
Other, net	(1,042)	(2,390)	3

Net cash provided by (used in) investing activities	(50,835)	(6,333)	332

Cash flows from financing activities
Issuance of preferred stock	41,500	—	—
Issuance of common stock	606	1,117	1,518
Acquisition of treasury stock	(4,222)	(9,170)	(4,566)
Dividends paid	(12,452)	(12,079)	(11,659)
Other, net	1,220	353	1,772

Net cash used in financing activities	26,652	(19,779)	(12,935)

Net increase (decrease) in cash and cash equivalents	(842)	(1,631)	3,167
Cash and cash equivalents at beginning of year	2,880	4,511	1,344

Cash and cash equivalents at end of year	$2,038	$2,880	$4,511

Note 21.	Segment Information

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

	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
	(Restated)	(In thousands)		(Restated)

Net interest income	$66,703	$(49)	$(819)	$65,835
Provision for loan losses	9,226	—	—	9,226
Noninterest income	(4,730)	5,042	2,062	2,374
Noninterest expense	57,704	4,371	(1,559)	60,516

Income before income taxes	(4,957)	622	2,802	(1,533)
Provision for income taxes	(4,479)	183	809	(3,487)

Net income	$(478)	$439	$1,993	$1,954

End of period goodwill and other intangibles	$78,869	$10,743	$—	$89,612

End of period assets	$2,102,318	$12,111	$17,758	$2,132,187

Note 22.  Supplemental Financial Data (Unaudited)

Quarterly earnings for the years ended December 31, 2008 and 2007, are as follows:

	2008
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
				(Restated)
	(Amounts in thousands, except per share data)

Interest income	$29,547	$27,433	$26,550	$27,235
Interest expense	13,187	10,808	10,227	10,708

Net interest income	16,360	16,625	16,323	16,527
Provision for loan losses	323	937	3,461	4,505

Net interest income after provision for loan losses	16,037	15,688	12,862	12,022
Other income	7,321	7,574	7,720	(22,140)
Net securities gains (losses)	1,820	150	163	(234)
Other expenses	16,283	14,759	14,441	15,033

Income (loss) before income taxes	8,895	8,653	6,304	(25,385)
Income taxes	2,583	2,415	1,753	(10,238)

Net income (loss)	6,312	6,238	4,551	(15,147)
Preferred dividends	—	—	—	255

Net income (loss) available to common shareholders	$6,312	$6,238	$4,551	$(15,402)

Per share:
Basic earnings	$0.57	$0.57	$0.42	$(1.37)
Diluted earnings	$0.57	$0.56	$0.41	$(1.37)
Dividends	$0.28	$0.28	$0.28	$0.28
Weighted average basic shares outstanding	11,030	10,992	10,957	11,252

Weighted average diluted shares outstanding	11,108	11,073	11,034	11,252

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

- Report of Independent Registered Public Accounting Firm -
To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.
We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and its Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for 2008 have been restated for the correction of an error.
Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted in 2008 the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, Financial Accounting Standards Board Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, Emerging Issues Task Force 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, and Financial Accounting Standards Board Staff Position EITF Issue No 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009, except for the effects of the material weakness disclosed in Management’s Assessment of Internal Controls Over Financial Reporting, as to which the date is August 13, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Asheville, North Carolina
March 13, 2009, except for the effects of the restatement as described in Note 2, for which the date is August 13, 2010.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

First Community Bancshares, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K/A. The consolidated financial statements and notes included in this Annual Report on Form 10-K/A have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 13, 2009, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008. Subsequently, management identified a material weakness in the Company’s system of internal control over financial reporting with respect to ensuring the appropriate calculation of its allowance for loan losses. Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized due to a computational error. Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error and, as such, the Company did not have adequately designed procedures. This material weakness resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2008, in order to restate the financial statements for the year ended December 31, 2008, as described in Note 2. - Restatement of Consolidated Financial Statements of the Notes to the Consolidated Financial Statements in Item 8 hereof. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

Dixon Hughes PLLC, independent registered public accounting firm, has issued an attestation report on management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The Report of Independent Registered Public Accounting Firm appears hereafter in Item 8 of this Annual Report on Form 10-K/A.

Dated this 16th day of August, 2010.
/s/  John M. Mendez
John M. Mendez
President and Chief Executive Officer

/s/  David D. Brown
David D. Brown
Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -
To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.
We have audited First Community Bancshares, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our report dated March 13, 2009, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the Company’s December 31, 2008 financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to an ineffective review process over the formulas in the Company’s allowance for loan loss reserve model has been identified. This material weakness has resulted in restatement of the Company’s 2008 and 2009 consolidated financial statements, and the first quarter consolidated financial statements for 2010.
In our opinion, because of the effect of the material weakness discussed above, the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of the Company for the year ended December 31, 2008, and our report dated March 13, 2009, except for the effects of the restatement as described in Note 2 for which the date is August 13, 2010, expressed an unqualified opinion with explanatory paragraphs regarding the restatement and the adoption of certain accounting standards. The aforementioned material weakness was considered in assessing the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company. This material weakness does not affect our report on those consolidated financial statements.
Asheville, North Carolina
March 13, 2009, except for the effects of the material weakness described in Management’s
Assessment of Internal Control over Financial Reporting, as to which the date is August 13, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

In connection with the restatement discussed in the Explanatory Note and in Note 2. — Restatement of Consolidated Financial Statements of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K/A, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. The Company identified a material weakness in our internal control over financial reporting with respect to ensuring the appropriate calculation of its allowance for loan losses. Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized. Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error and, as such, the Company did not have adequately designed procedures. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008. As of July 27, 2010, the Company has corrected the computational error in its model for calculating the allowance for loan losses.

Except for the foregoing, there were no changes in the Company’s internal control over financial reporting for the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting are each hereby incorporated by reference from Item 8 of this Annual Report on Form 10-K/A.

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

(b) Exhibits

Exhibit No.		Exhibit

2.1		Agreement and Plan of Merger dated July 31, 2008, among First Community Bancshares, Inc. and Coddle Creek Financial Corp.(21)
3	(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended.(1)
3	(ii)	Certificate of Designation Series A Preferred Stock(22)
3	(iii)	Bylaws of First Community Bancshares, Inc., as amended.(17)
4.1		Specimen stock certificate of First Community Bancshares, Inc.(3)

Exhibit No.		Exhibit

4.2		Indenture Agreement dated September 25, 2003.(11)
4.3		Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.(11)
4.4		Preferred Securities Guarantee Agreement dated September 25, 2003.(11)
4.5		Form of Certificate for the Series A Preferred Stock(22)
4.6		Warrant to purchase 176,546 shares of Common Stock of First Community Bancshares, Inc(22)
10	.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts(2) and Plan.(4)
10	.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan.(11)
10	.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(5)
10	.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez.(6)
10	.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended.(24)
10	.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement.(2)
10	.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
10	.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004).(14)
10	.7**	First Community Bancshares, Inc. Wrap Plan.(7)
10.8		Reserved.
10	.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers.(9)
10	.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers.(9)
10.11		Reserved.
10	.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement.(13)
10.13		Reserved.
10	.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan.(7)
10	.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees.(15)
10	.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell.(19)
10	.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings.(20)
10.18		Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008.(22)
10	.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown.(23)
11		Statement regarding computation of earnings per share.(16)
12	*	Computation of Ratios.
21		Subsidiaries of Registrant — Reference is made to “Item 1. Business” for the required information.
23	.1*	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
31	.1*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.
31	.2*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.
32	*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed July 31, 2008.

(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Gary R. Mills, Martyn A. Pell, and Robert L. Schumacher, with the only differences being with respect to title, salary, term, and payment upon termination after a change in control.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 2010.

First Community Bancshares, Inc.
(Registrant)

By:	/s/ John M. Mendez
John M. Mendez
President and Chief Executive Officer

By:	/s/ David D. Brown
David D. Brown
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Mendez John M. Mendez	Director, President and Chief Executive Officer	August 16, 2010

/s/ David D. Brown David D. Brown	Chief Financial Officer	August 16, 2010

/s/ Franklin P. Hall Franklin P. Hall	Director	August 16, 2010

/s/ Allen T. Hamner Allen T. Hamner	Director	August 16, 2010

/s/ Richard S. Johnson Richard S. Johnson	Director	August 16, 2010

/s/ I. Norris Kantor I. Norris Kantor	Director	August 16, 2010

/s/ Robert E. Perkinson, Jr. Robert E. Perkinson, Jr.	Director	August 16, 2010

/s/ William P. Stafford William P. Stafford	Director	August 16, 2010

/s/ William P. Stafford, II William P. Stafford, II	Chairman of the Board of Directors	August 16, 2010