Form 10-Q/A
period 2009-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-08-16
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q/A
For the quarter ended March 31, 2009

Explanatory Note
Overview
First Community Bancshares, Inc. (“the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Original Filing”) to amend and restate financial statements and other financial information in the Original Filing as filed with the Securities and Exchange Commission (“SEC”) to reflect the correction of a computational error in its model used to calculate its allowance for loan losses. For the same reason, the Company also is restating the financial statements and other financial information filed with the SEC for the years ended December 31, 2009 and 2008 and each of the quarters ended June 30, 2009, September 30, 2009 and March 31, 2010.
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
Amendments to the Original Filing
The following sections of this Quarterly Report on Form 10-Q/A have been revised to reflect the restatement: Part I — Item 1 – Financial Statements, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4 — Controls and Procedures, and Part II – Item 6 – Exhibits. Except to the extent relating to the restatement of the Company’s financial statements and other financial information described above, the financial statements and other disclosures in this Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Original Filing was filed with the SEC on May 11, 2009. This Quarterly Report on Form 10-Q/A does not modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Although the Company is amending only certain portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, for convenience and ease of reference, it is filing the entire Quarterly Report on this Form 10-Q/A.

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008*
	(Unaudited)
(Dollars in Thousands, Except Per Share Data)	(Restated)	(Restated)
Assets
Cash and due from banks	$32,758	$39,310
Interest-bearing balances with banks	68,202	7,129

Total cash and cash equivalents	100,960	46,439
Securities available-for-sale	549,664	520,723
Securities held-to-maturity	8,471	8,670
Loans held for sale	1,445	1,024
Loans held for investment, net of unearned income	1,276,790	1,298,159
Less allowance for loan losses	18,420	17,782

Net loans held for investment	1,258,370	1,280,377
Premises and equipment	54,893	55,024
Other real estate owned	3,114	1,326
Interest receivable	8,848	10,084
Goodwill and other intangible assets	89,338	89,612
Other assets	122,873	118,908

Total Assets	$2,197,976	$2,132,187

Liabilities
Deposits:
Noninterest-bearing	$207,947	$199,712
Interest-bearing	1,375,497	1,304,046

Total Deposits	1,583,444	1,503,758
Interest, taxes and other liabilities	28,293	27,423
Securities sold under agreements to repurchase	153,824	165,914
FHLB borrowings and other indebtedness	215,870	215,877

Total Liabilities	1,981,431	1,912,972

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 41,500 issued at March 31, 2009, and December 31, 2008	40,471	40,419
Common stock, $1 par value; 25,000,000 shares authorized; 12,051,234 shares issued at March 31, 2009, and December 31, 2008, including 454,985 and 483,785 shares in treasury, respectively	12,051	12,051
Additional paid-in capital	127,992	128,526
Retained earnings	116,856	106,104
Treasury stock, at cost	(14,453)	(15,368)
Accumulated other comprehensive loss	(66,372)	(52,517)

Total Stockholders’ Equity	216,545	219,215

Total Liabilities and Stockholders’ Equity	$2,197,976	$2,132,187

*	Derived from audited financial statements.
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
(Dollars in Thousands, Except Per Share Data)	(Restated)
Interest Income
Interest and fees on loans held for investment	$19,984	$21,237
Interest on securities-taxable	5,164	6,067
Interest on securities-nontaxable	1,676	2,063
Interest on deposits in banks	39	180

Total interest income	26,863	29,547
Interest Expense
Interest on deposits	7,567	8,741
Interest on borrowings	2,863	4,446

Total interest expense	10,430	13,187

Net interest income	16,433	16,360
Provision for loan losses	2,148	323

Net interest income after provision for loan losses	14,285	16,037

Noninterest Income
Wealth management income	984	899
Service charges on deposit accounts	3,157	3,099
Other service charges, commissions and fees	1,178	1,121
Insurance commissions	2,317	1,344
Total other-than-temporary impairment losses	(209)	—
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	(209)	—
Gain on sale of securities	411	1,820
Other operating income	586	858

Total noninterest income	8,424	9,141

Noninterest Expense
Salaries and employee benefits	7,866	7,790
Occupancy expense of bank premises	1,603	1,164
Furniture and equipment expense	938	901
Intangible amortization	245	160
Prepayment penalty on FHLB advance	—	1,647
Other operating expense	4,542	4,621

Total noninterest expense	15,194	16,283

Income before income taxes	7,515	8,895
Income tax expense	2,323	2,583

Net income	5,192	6,312
Dividends on preferred stock	571	—

Net income available to common shareholders	$4,621	$6,312

Basic earnings per common share	$0.40	$0.57

Diluted earnings per common share	$0.40	$0.57

Dividends declared per common share	$—	$0.28

Weighted average basic shares outstanding	11,567,769	11,029,931
Weighted average diluted shares outstanding	11,616,568	11,107,610
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2009	2008
(In Thousands)	(Restated)
Operating activities:
Net Income	$5,192	$6,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,148	323
Depreciation and amortization of premises and equipment	1,096	889
Intangible amortization	245	160
Net investment amortization and accretion	193	(340)
Net gain on the sale of assets	(439)	(1,781)
Mortgage loans originated for sale	(8,481)	(13,280)
Proceeds from sales of mortgage loans	8,083	12,058
Gain on sales of loans	(23)	(83)
Deferred income tax benefit	(340)	(149)
Decrease in interest receivable	1,235	2,723
Other operating activities, net	1,194	3,543

Net cash provided by operating activities	10,103	10,375

Investing activities:
Proceeds from sales of securities available-for-sale	46,394	30,797
Proceeds from maturities and calls of securities available-for-sale	10,346	37,723
Proceeds from maturities and calls of securities held-to-maturity	200	—
Purchase of securities available-for-sale	(97,018)	(14,118)
Net decrease in loans held for investment	18,065	45,809
Proceeds from the redemption of FHLB stock	324	—
Proceeds from sales of equipment	7	—
Purchase of premises and equipment	(971)	(1,952)

Net cash provided by (used in) investing activities	(22,653)	98,259

Financing activities:
Net increase (decrease) in demand and savings deposits	27,482	(2,662)
Net increase (decrease) in time deposits	52,204	(31,828)
Net decrease in federal funds purchased	—	(18,500)
Net (decrease) increase in securities sold under agreement to repurchase	(12,090)	573
Net decrease in FHLB and other borrowings	(7)	(26,674)
Proceeds from the exercise of stock options	—	66
Excess tax benefit from stock-based compensation	—	10
Acquisition of treasury stock	—	(2,168)
Preferred dividends paid	(518)	—
Common dividends paid	—	(3,082)

Net cash (used in) provided by financing activities	67,071	(84,265)

Increase in cash and cash equivalents	54,521	24,369
Cash and cash equivalents at beginning of period	46,439	52,746

Cash and cash equivalents at end of period	$100,960	$77,115

Supplemental information — Noncash items
Transfer of loans to other real estate	$2,030	$282
Cumulative effect adjustment of FAS 115-2, net of tax	$6,131	$—
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Dollars in Thousands)
Balance January 1, 2008	$—	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Cumulative effect of change in accounting principle	—	—	—	(813)	—	—	(813)
Comprehensive income:
Net income	—	—	—	6,312	—	—	6,312
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	—	(7,280)	(7,280)
Reclassification adjustment for gains realized in net income						(534)	(534)
Unrealized loss on cash flow hedge	—	—	—	—	—	(950)	(950)

Comprehensive loss	—	—	—	6,312	—	(8,764)	(2,452)

Common dividends declared	—	—	—	(3,082)	—		(3,082)
Acquisition of 67,300 treasury shares	—	—	—	—	(2,168)	—	(2,168)
Acquisition of GreenPoint Insurance - 7,728 shares issued	—	—	22	—	245	—	267
Equity-based compensation expense	—	—	52	—	—	—	52
Tax benefit from exercise of stock options	—	—	10	—	—	—	10
Option exercises - 41,470 shares	—	—	(13)	—	79	—	66

Balance March 31, 2008	$—	$11,499	$108,896	$120,087	$(15,457)	$(16,047)	$208,978

Balance January 1, 2009 (restated)	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215

Cumulative effect of change in accounting principle	—	—	—	6,131	—	(6,131)	0
Comprehensive income:
Net income (restated)	—	—	—	5,192	—	—	5,192
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	—	(7,732)	(7,732)
Reclassification adjustment for gains realized in net income	—	—	—	—	—	(140)	(140)
Unrealized gain on cash flow hedge	—	—	—	—	—	148	148

Comprehensive loss	—	—	—	11,323	—	(13,855)	(2,532)

Preferred dividend, net	52	—	(38)	(571)	—	—	(557)
Equity-based compensation expense	—	—	40	—	—	—	40
Retirement plan contribution - 28,800 shares issued	—	—	(536)	—	915	—	379

Balance March 31, 2009 (restated)	$40,471	$12,051	$127,992	$116,856	$(14,453)	$(66,372)	$216,545

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
The consolidated balance sheet as of December 31, 2008, has been derived from the restated audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K/A (the “2008 Form 10-K/A”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Form 10-K/A.
A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s 2008 Form 10-K/A. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.
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

	For the three months
	ended March 31,
	2009	2008
(Amounts in Thousands, Except Share and Per Share Data)	(Restated)
Net income available to common shareholders	$4,621	$6,312

Weighted average shares outstanding	11,567,769	11,029,931
Dilutive shares for stock options	6,332	57,040
Contingently issuable shares	42,467	20,639
Common stock warrants	—	—

Weighted average dilutive shares outstanding	11,616,568	11,107,610

Basic earnings per share	$0.40	$0.57
Diluted earnings per share	$0.40	$0.57
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
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 effective January 1, 2009, and the enhanced disclosures are included in Note 12 – Derivatives and Hedging Activities.
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
In this Form 10-Q/A, the Company is restating its unaudited consolidated balance sheet, consolidated statement of income, statement of cash flows, and statement of changes in stockholders’ equity for the three months ended March 31, 2009.
In its 2008 Form 10-K/A, which has been filed with the SEC, the Company restated its consolidated balance sheet, statements of income, statements of cash flows and statement of changes in stockholders’ equity at and for the year ended December 31, 2008. For ease of reference, the effects of the restatement on the consolidated balance sheet for the year ended December 31, 2008 is provided below in this Note 2.
The effects of the restatement by line item for the periods presented in this Quarterly Report on Form 10-Q/A follow.

	Impact on Consolidated
	Balance Sheets
	March 31, 2009			December 31, 2008
	As Previously			As Previously
(Amounts in Thousands)	Reported	As Restated	Effect of Change	Reported	As Restated	Effect of Change
Allowance for loan losses	$16,555	$18,420	$1,865	$15,978	$17,782	$1,804
Net loans held for investment	1,260,235	1,258,370	(1,865)	1,282,181	1,280,377	(1,804)
Other assets	122,173	122,873	700	118,231	118,908	677
Total assets	2,199,141	2,197,976	(1,165)	2,133,314	2,132,187	(1,127)
Retained earnings	118,021	116,856	(1,165)	107,231	106,104	(1,127)
Total stockholders’ equity	217,710	216,545	(1,165)	220,342	219,215	(1,127)

	Impact on Consolidated
	Statements of Income
	Three Months Ended March 31, 2009
	As Previously		Effect of
(Amounts in Thousands, except per share data)	Reported	As Restated	Change
Provision for loan losses	$2,087	$2,148	$61
Net interest income after provision for loan losses	14,346	14,285	(61)

Income before income taxes	7,576	7,515	(61)
Income tax expense	2,346	2,323	(23)

Net income	5,230	5,192	(38)
Net income to common shareholders	4,659	4,621	(38)

Net income per share
Basic	$0.40	$0.40	$—
Diluted	$0.40	$0.40	$—

	Impact on Consolidated
	Statements of Cash Flows
	Three Months Ended March 31, 2009
	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change
Operating Activities:
Net income	$5,230	$5,192	$(38)
Provision for loan losses	2,087	2,148	61
Deferred income tax benefit	(317)	(340)	(23)

	Impact on Consolidated
	Statements of
	Changes in Stockholders’ Equity
	Three Months Ended March 31, 2009
	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change
Total retained earnings, January 1	$107,231	$106,104	$(1,127)
Net income	5,230	5,192	(38)
Total retained earnings, March 31	118,021	116,856	(1,165)
Note 3. Mergers, Acquisitions, and Branching Activity
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
Note 4. Investment Securities
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

Note 5. Loans
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
The following table details the Company’s allowance for loan loss activity for the three-month periods ended March 31, 2009 and 2008.

	For the Three Months Ended
	March 31,
	2009	2008
(In Thousands)	(Restated)
Beginning balance	$17,782	$12,833
Provision for loan losses	2,148	323
Charge-offs	(1,730)	(966)
Recoveries	220	672

Ending balance	$18,420	$12,862

Note 7. Deposits
The following is a summary of interest-bearing deposits by type as of March 31, 2009, and December 31, 2008.

	March 31,	December 31,
(In Thousands)	2009	2008
Interest-bearing demand deposits	$194,934	$185,117
Savings and money market deposits	319,007	309,577
Certificates of deposit	861,556	809,352

Total	$1,375,497	$1,304,046

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

(In Thousands)	For the Three Months Ended
	March 31, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
	(Restated)			(Restated)
Net interest income	$16,492	$(18)	$(41)	$16,433
Provision for loan losses	2,148	—	—	2,148
Noninterest income	6,124	2,344	(44)	8,424
Noninterest expense	13,582	1,638	(26)	15,194

Income before income taxes	6,886	688	(59)	7,515
Provision for income taxes	1,909	203	211	2,323

Net income	$4,977	$485	$(270)	$5,192

End of period goodwill and other intangibles	$78,657	$10,681	$—	89,338

End of period assets	$2,169,529	$11,698	$16,749	2,197,976

(In Thousands)	For the Three Months Ended
	March 31, 2008
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
Net interest income	$16,635	$(6)	$(269)	$16,360
Provision for loan losses	323	—	—	323
Noninterest income	7,994	1,344	(197)	9,141
Noninterest expense	15,792	1,046	(555)	16,283

Income before income taxes	8,514	292	89	8,895
Provision for income taxes	2,432	86	65	2,583

Net income	$6,082	$206	$24	$6,312

End of period goodwill and other intangibles	$62,352	$8,887	$—	71,239

End of period assets	$2,045,941	$8,900	$10,272	2,065,113

Note 11. Fair Value Disclosures
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

	March 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Amounts in Thousands)
Assets
Cash and cash equivalents	$100,960	$100,960	$46,439	$46,439
Investment Securities	558,135	558,284	529,393	529,525
Loans held for sale	1,445	1,458	1,024	1,026
Loans held for investment (restated)	1,258,370	1,254,130	1,280,377	1,274,675
Derivative financial assets	57	57	39	39
Deferred compensation assets	2,269	2,269	2,637	2,637

Liabilities
Demand deposits	207,947	207,947	199,712	199,712
Interest-bearing demand deposits	194,934	194,934	185,117	185,117
Savings deposits	319,007	319,007	309,577	309,577
Time deposits	861,556	876,545	809,352	824,068
Securities sold under agreements to repurchase	153,824	165,340	165,914	177,454
FHLB and other indebtedness	215,870	236,836	215,877	242,223
Derivative financial liabilities	3,085	3,085	3,343	3,343
Deferred compensation liabilities	2,269	2,269	2,637	2,637
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
Note 12. Derivatives and Hedging Activities
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

PART I. ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to address information about the Company financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s 2008 Form 10-K/A and the other financial information included in this report. The following information has been adjusted to reflect the restatement of the our financial results for the year ended December 31, 2008, and the three month period ended March 31, 2009, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2. Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this
Quarterly Report on Form 10-Q/A.
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
Restatement
As a result of a routine internal audit, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses. In connection with its determination of the appropriate loan loss reserve at December 31, 2008, the Company made certain modifications to its loan loss reserve model with respect to a $130.76 million pool of loans. However, in calculating the loan loss reserves for this pool of loans, the historical quarterly net charge-off rates were not annualized as was the case with all other quarterly loss rates in the model. The Company has corrected the computational error in its model for calculating the allowance for loan losses. The financial information for the quarter ended March 31, 2009 provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the correction of the computational error. For additional information, see the Explanatory Note immediately preceding Part I, Item 1 and Note 2. — Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.
FORWARD-LOOKING STATEMENTS
The Company may from time to time make written or oral “forward-looking statements”, including statements contained in its filings with the SEC (including this Quarterly Report on Form 10-Q/A and the Exhibits hereto and thereto), in its reports to stockholders and in other communications which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
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
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors are described in greater detail in Item 1A. Risk Factors, in the Company’s 2008 Form 10-K/A.
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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the accounting for and valuation of investment securities, the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the four accounting areas that require the most subjective or complex judgments. The identified critical accounting policies are described in detail in the Company’s 2008 Form 10-K/A.
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
RESULTS OF OPERATIONS
Overview
Net income available to common shareholders for the three months ended March 31, 2009, was $4.62 million, or $0.40 per basic and diluted share, compared with $6.31 million, or $0.57 per basic and diluted share, for the three months ended March 31, 2008, a decrease of $1.69 million, or 26.79%. Return on average assets was 0.86% for the three months ended March 31, 2009, compared with 1.21% for the same period in 2008. Return on average common equity for the three months ended March 31, 2009, was 10.59% compared with 11.66% for the three months ended March 31, 2008. The main reason for the decrease in net income was increased provisions for loan losses.
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

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Restated)	(Dollars in Thousands)

ASSETS
Earning Assets
Loans (2)	$1,292,179	$19,997	6.28%	$1,205,481	$21,258	7.09%
Securities available for sale	513,300	7,571	5.98%	623,275	8,998	5.81%
Securities held to maturity	8,473	172	8.23%	12,075	242	8.06%
Interest-bearing deposits	73,628	39	0.21%	22,602	180	3.20%

Total Earning Assets	1,887,580	27,779	5.97%	1,863,433	30,678	6.62%
Other assets	289,055			227,964

TOTAL ASSETS	$2,176,635			$2,091,397

LIABILITIES
Interest-bearing deposits:
Demand deposits	$190,215	$79	0.17%	$162,175	$76	0.19%
Savings deposits	312,563	656	0.85%	327,061	1,487	1.83%
Time deposits	858,020	6,832	3.23%	672,645	7,178	4.29%

Total interest-bearing deposits	1,360,798	7,567	2.26%	1,161,881	8,741	3.03%
Borrowings:
Federal funds purchased	—	—		1,819	18	3.98%
Retail repurchase agreements	106,469	390	1.49%	149,581	1,022	2.75%
Wholesale repurchase agreements	50,000	510	4.14%	50,000	473	3.80%
FHLB borrowings and other indebtedness	215,813	1,963	3.69%	276,503	2,933	4.27%

Total borrowings	372,282	2,863	3.12%	477,903	4,446	3.74%

Total interest-bearing liabilities	1,733,080	10,430	2.44%	1,639,784	13,187	3.23%

Non-interestbearing demand deposits	199,311			212,972
Other liabilities	25,718			20,962
Stockholders’ Equity	218,526			217,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,176,635			$2,091,397

Net Interest Income, Tax Equivalent		$17,349			$17,491

Net Interest Rate Spread (3)			3.53%			3.39%

Net Interest Margin (4)			3.73%			3.78%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

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

The allowance for loan losses was $18.42 million at March 31, 2009, $17.78 million at December 31, 2008 and $12.86 million at March 31, 2008. The Company’s allowance for loan loss activity for the quarters ended March 31, 2009 and 2008, is as follows:

	For the Three Months Ended
	March 31,
	2009	2008
(In Thousands)	(Restated)
Allowance for loan losses
Beginning balance	$17,782	$12,833
Provision for loan losses	2,148	323
Charge-offs	(1,730)	(966)
Recoveries	220	672

Net charge-offs	(1,510)	(294)

Ending balance	$18,420	$12,862

The total allowance for loan losses to loans held for investment ratio was 1.44% at March 31, 2009, compared with 1.37% at December 31, 2008, and 1.09% at March 31, 2008. Management considers the allowance adequate based upon its analysis of the portfolio as of March 31, 2009. However, no assurances can be made that future adjustments to the allowance for loan losses will not be necessary as a result of increases in non-performing loans and other factors.
Throughout the first quarter of 2009, the Company incurred net charge-offs of $1.51 million compared with $294 thousand in 2008. Annualized net charge-offs for the first quarter of 2009 were 0.47%. The Company made provisions for loan losses of $2.15 million for the first quarter of 2009 compared to $323 thousand in 2008. The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2008. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral.
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
For the first quarter of 2009, income taxes were $2.32 million compared with $2.58 million for the first quarter of 2008. For the quarters ended March 31, 2009 and 2008, the effective tax rates were 30.91% and 28.44%, respectively. The increase in the effective tax rate is due largely to decreases in tax-free municipal security income.
FINANCIAL CONDITION
Total assets at March 31, 2009, increased $65.79 million, or 3.09%, to $2.20 billion from December 31, 2008. The increase reflects net increases in the securities portfolio, continued loan payoffs, and higher levels of customer deposits as a result of deposit campaigns and a general movement of funds into FDIC insured products.
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
Stockholders’ Equity
Total stockholders’ equity decreased $2.67 million, or 1.22%, from $219.22 million at December 31, 2008, to $216.55 million at March 31, 2009, as the Company experienced increases in other comprehensive losses associated with the Company’s investment portfolio. The change in equity was the result of net earnings of $5.19 million, less preferred dividends of $571 thousand, the cumulative effect adjustment of $6.13 million, and other comprehensive loss of $13.86 million.
During the first quarter, the Company common stock traded at a level below its book value per share, and as a result, the Company performed a level one goodwill evaluation for each of its segments. The results of the level one evaluation did not provide evidence of impairment of goodwill in either of the Company’s segments.
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2009, the Company’s total capital to risk-weighted assets ratio was 12.68% compared with 12.94% at December 31, 2008. The Company’s Tier 1 capital to risk-weighted assets ratio was 11.63% at March 31, 2009, compared with 11.84% at December 31, 2008. The Company’s Tier 1 leverage ratio at March 31, 2009, was 9.71% compared with 9.70% at December 31, 2008. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels. Regulatory capital ratios declined from December 31, 2008, primarily because of the treatment of collateralized mortgage obligations and collateralized debt obligations when rated below investment grade.
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
PART I. ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). As a result of the restatement described in Note 2. Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A, management concluded that, as of March 31, 2009, the Company did not maintain effective controls to ensure the appropriate calculation of its allowance for loan losses. Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized. Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error. Solely because of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009. As of July 27, 2010, the Company has corrected the computational error in its model for calculating the allowance for loan losses.
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

Changes in Internal Control Over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. Except for the foregoing, there were no changes in the Company’s internal control over financial reporting for the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.
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
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not Applicable
ITEM 5. Other Information
Not Applicable

ITEM 6. Exhibits
(a)	Exhibits

Exhibit
No.	Exhibit
2.1	Agreement and Plan of Merger dated July 31, 2008, among First Community Bancshares, Inc. and Coddle Creek Financial Corp. (21)

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Certificate of Designation Series A Preferred Stock (22)

3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Form of Certificate for the Series A Preferred Stock (22)

4.6	Warrant to purchase 176,546 shares of common stock of First Community Bancshares, Inc (22)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)

10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)

10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004). (14)

10.7**	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Reserved.

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	Reserved.

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	Reserved.

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)

10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)

10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)

10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)

10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)

31.1*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Reserved.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed July 31, 2008.

(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Gary R. Mills, Martyn A. Pell, and Robert L. Schumacher, with the only differences being with respect to title, salary, term, and payment upon termination after a change in control.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: August 16, 2010

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