Form 10-Q/A
period 2009-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-08-16
CIK 859070

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

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q/A
For the quarter ended June 30, 2009

Explanatory Note
Overview
First Community Bancshares, Inc. (“the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Original Filing”) to amend and restate financial statements and other financial information in the Original Filing as filed with the Securities and Exchange Commission (“SEC”) to reflect the correction of a computational error in its model used to calculate its allowance for loan losses. For the same reason, Company also is restating the financial statements and other financial information filed with the SEC for the years ended December 31, 2009 and 2008 and each of the quarters ended March 31, 2009, September 30, 2009 and March 31, 2010.
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
Amendments to the Original Filing
The following sections of this Quarterly Report on Form 10-Q/A have been revised to reflect the restatement: Part I — Item 1 — Financial Statements, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4 — Controls and Procedures, and Part II — Item 6 — Exhibits. Except to the extent relating to the restatement of the Company’s financial statements and other financial information described above, the financial statements and other disclosures in this Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Original Filing was filed with the SEC on August 13, 2009. This Quarterly Report on Form 10-Q/A does not modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Although the Company is amending only certain portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, for convenience and ease of reference, it is filing the entire Quarterly Report on this Form 10-Q/A.

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008*
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
	(Restated)	(Restated)
Assets
Cash and due from banks	$116,095	$39,310
Interest-bearing balances with banks	28,354	7,129

Total cash and cash equivalents	144,449	46,439
Securities available-for-sale	521,879	520,723
Securities held-to-maturity	7,725	8,670
Loans held for sale	802	1,024
Loans held for investment, net of unearned income	1,269,443	1,298,159
Less allowance for loan losses	18,543	17,782

Net loans held for investment	1,250,900	1,280,377
Premises and equipment	55,193	55,024
Other real estate owned	3,615	1,326
Interest receivable	8,935	10,084
Goodwill and other intangible assets	89,534	89,612
Other assets	119,013	118,908

Total Assets	$2,202,045	$2,132,187

Liabilities
Deposits:
Noninterest-bearing	$202,543	$199,712
Interest-bearing	1,344,815	1,304,046

Total Deposits	1,547,358	1,503,758
Interest, taxes and other liabilities	27,630	27,423
Securities sold under agreements to repurchase	153,804	165,914
FHLB borrowings and other indebtedness	190,863	215,877

Total Liabilities	1,919,655	1,912,972

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 41,500 issued at June 30, 2009, and December 31, 2008.	40,525	40,419
Common stock, $1 par value; 25,000,000 shares authorized; 17,341,234 shares issued at June 30, 2009, and 12,051,234 issued December 31, 2008, including 431,642 and 483,785 shares in treasury, respectively	17,341	12,051
Additional paid-in capital	183,955	128,526
Retained earnings	115,832	106,104
Treasury stock, at cost	(13,712)	(15,368)
Accumulated other comprehensive loss	(61,551)	(52,517)

Total Stockholders’ Equity	282,390	219,215

Total Liabilities and Stockholders’ Equity	$2,202,045	$2,132,187

*	Derived from audited financial statements.
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars In Thousands, Except Per Share Data)	2009	2008	2009	2008
			(Restated)
Interest Income
Interest and fees on loans held for investment	$19,571	$19,891	$39,555	$41,128
Interest on securities-taxable	5,177	5,467	10,341	11,534
Interest on securities-nontaxable	1,402	2,004	3,078	4,067
Interest on federal funds sold and deposits	39	71	78	251

Total interest income	26,189	27,433	53,052	56,980
Interest Expense
Interest on deposits	7,076	7,118	14,643	15,859
Interest on borrowings	2,792	3,690	5,655	8,136

Total interest expense	9,868	10,808	20,298	23,995

Net interest income	16,321	16,625	32,754	32,985
Provision for loan losses	2,552	937	4,700	1,260

Net interest income after provision for loan losses	13,769	15,688	28,054	31,725

Noninterest Income
Wealth management income	1,133	1,098	2,117	1,997
Service charges on deposit accounts	3,491	3,463	6,648	6,562
Other service charges and fees	1,133	1,064	2,311	2,185
Insurance commissions	1,639	1,146	3,956	2,490
Total impairment losses on securities	(25,169)	—	(25,378)	—
Portion of loss recognized in other comprehensive income	21,393	—	21,393	—

Net impairment losses recognized in earnings	(3,776)	—	(3,985)	—
Security gains	1,653	150	2,064	1,970
Other operating income	349	803	935	1,661

Total non-interest income	5,622	7,724	14,046	16,865

Noninterest Expense
Salaries and employee benefits	7,405	7,580	15,271	15,370
Occupancy expense of bank premises	1,333	1,256	2,936	2,420
Furniture and equipment expense	892	973	1,830	1,874
Amortization of intangible assets	244	158	489	318
FHLB debt prepayment fees	88	—	88	1,647
FDIC premiums and assessments	1,287	39	1,475	79
Other operating expense	4,894	4,753	9,248	9,334

Total noninterest expense	16,143	14,759	31,337	31,042

Income before income taxes	3,248	8,653	10,763	17,548
Income tax expense	843	2,415	3,166	4,998

Net income	2,405	6,238	7,597	12,550
Dividends on preferred stock	578	—	1,149	—

Net income available to common shareholders	$1,827	$6,238	$6,448	$12,550

Basic earnings per common share	$0.14	$0.57	$0.53	$1.14
Diluted earnings per common share	$0.14	$0.56	$0.53	$1.13

Dividends declared per common share	$0.20	$0.28	$0.20	$0.56

Weighted average basic shares outstanding	12,696,202	10,992,301	12,135,103	11,011,116
Weighted average diluted shares outstanding	12,741,080	11,073,440	12,181,843	11,091,714
See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In Thousands)	2009	2008
	(Restated)
Operating activities:
Net Income	$7,597	$12,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,700	1,260
Depreciation and amortization of premises and equipment	2,189	1,855
Intangible amortization	489	318
Net investment amortization and accretion	768	(526)
Net gain on the sale of assets	(2,154)	(1,929)
Mortgage loans originated for sale	(18,422)	(22,964)
Proceeds from sales of mortgage loans	18,685	22,376
Gain on sales of loans	(41)	(123)
Deferred income tax benefit	(611)	(330)
Decrease in interest receivable	1,148	2,473
Non-cash other-than-temporary impairment charge	3,985	—
Other operating activities, net	(25)	(118)

Net cash provided by operating activities	18,308	14,842

Investing activities:
Proceeds from sales of securities available-for-sale	89,827	73,731
Proceeds from maturities and calls of securities available-for-sale	28,051	54,521
Proceeds from maturities and calls of securities held-to-maturity	946	1,578
Purchase of securities available-for-sale	(125,496)	(97,491)
Net decrease in loans held for investment	22,375	43,740
Proceeds from the redemption of FHLB stock	351	—
Proceeds from sales of equipment	188	—
Purchase of premises and equipment	(2,393)	(3,549)

Net cash provided by investing activities	13,849	72,530

Financing activities:
Net increase in demand and savings deposits	15,477	4,139
Net increase (decrease) in time deposits	28,123	(58,175)
Net decrease in federal funds purchased	—	48,000
Net (decrease) increase in securities sold under agreement to repurchase	(12,110)	8,183
Net decrease in FHLB and other borrowings	(25,014)	(75,054)
FHLB debt prepayment fees	(88)	(1,647)
Net proceeds from the issuance of common stock	61,668	—
Proceeds from the exercise of stock options	—	97
Excess tax benefit from stock-based compensation	—	22
Acquisition of treasury stock	—	(4,112)
Preferred dividends paid	(1,043)	—
Common dividends paid	(1,160)	(6,154)

Net cash (used in) provided by financing activities	65,853	(84,701)

Increase in cash and cash equivalents	98,010	2,671
Cash and cash equivalents at beginning of period	46,439	52,746

Cash and cash equivalents at end of period	$144,449	$55,417

Supplemental information — Noncash items
Transfer of loans to other real estate	$2,485	$637
Cumulative effect adjustment of FAS 115-2, net of tax	$6,131	$—
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Loss	Total
(Dollars in Thousands)
Balance January 1, 2008	$—	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Comprehensive income:
Net income	—	—	—	12,550	—	—	12,550
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	—	—	—	—	—	(21,631)	(21,631)
Reclassification adjustment for gains realized in net income						(810)	(810)
Unrealized gain on derivative securities	—	—	—	—	—	(13)	(13)

Comprehensive loss	—	—	—	12,550	—	(22,454)	(9,904)

Cumulative effect of change in accounting principle	—	—	—	(813)	—	—	(813)
Common dividends declared	—	—	—	(6,154)	—		(6,154)
Acquisition of 128,100 treasury shares	—	—	—	—	(4,112)	—	(4,112)
Acquisition of GreenPoint Insurance Group - 7,728 shares issued	—	—	22	—	245	—	267
Equity-based compensation expense	—	—	107	—	—	—	107
Tax benefit from exercise of stock options	—	—	29	—	—	—	29
Option exercises - 4,804 shares	—	—	(57)	—	152	—	95

Balance June 30, 2008	$—	$11,499	$108,926	$123,253	$(17,328)	$(29,737)	$196,613

Balance January 1, 2009 (restated)	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215

Cumulative effect of change in accounting principle	—	—	—	6,131	—	(6,131)	—
Comprehensive income:
Net income (restated)	—	—	—	7,597	—	—	7,597
Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale	—	—	—	—	—	(2,890)	(2,890)
Reclassification adjustment for gains realized in net income	—	—	—	—	—	(363)	(363)
Unrealized gain on derivative securities	—	—	—	—	—	350	350

Comprehensive loss	—	—	—	7,597	—	(2,903)	4,694

Preferred dividend, net	106	—	(37)	(1,149)	—	—	(1,080)
Common dividends declared	—	—	—	(2,851)	—	—	(2,851)
Issuance of vested shares	—	—	(22)	—	22	—	—
Equity-based compensation expense	—	—	72	—	—	—	72
Common stock issuance - 5,290,000 shares issued	—	5,290	56,378	—	—	—	61,668
Retirement plan contribution - 51,443 shares issued	—	—	(962)	—	1,634	—	672

Balance June 30, 2009 (restated)	$40,525	$17,341	$183,955	$115,832	$(13,712)	$(61,551)	$282,390

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

	For the three months		For the six months
	ended June 30,		ended June 30,
(Amounts in Thousands, Except Share and Per Share Data)	2009	2008	2009	2008
			(Restated)
Net income available to common shareholders	$1,827	$6,238	$6,448	$12,550

Weighted average shares outstanding	12,696,202	10,992,301	12,135,103	11,011,116
Dilutive shares for stock options	2,411	58,134	4,274	57,593
Contingently issuable shares	42,467	23,005	42,467	23,005
Common stock warrants	—	—	—	—

Weighted average dilutive shares outstanding	12,741,080	11,073,440	12,181,843	11,091,714

Basic earnings per share	$0.14	$0.57	$0.53	$1.14
Diluted earnings per share	$0.14	$0.56	$0.53	$1.13
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
In May 2009, the FASB Statement No. 165, “Subsequent Events” (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 effective April 1, 2009 and provided related disclosure in Note 15.
In April 2009, the FASB issued FASB Staff Position (FSP) 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information. The FSP will be effective for interim and annual financial periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP FAS 107-1 and APB 28-1 effective January 1, 2009 and provided related disclosure in Note 13.
In April 2009, the FASB issued FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary-Impairment.” The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert: (a) it does not have the intent to sell the debt security; and (b) it is more likely than not that it will not have to sell the debt security before recovery of its cost basis. Under the FSP, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP FAS 115-2, FAS 124-2 and EITF 99-20-2-1 effective January 1, 2009, which resulted in a cumulative effect credit adjustment in retained earnings of approximately $6.13 million and provided related disclosure in Note 4 to the Financial Statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The Company adopted the provisions of FSP FAS 157-4 effective January 1, 2009, which did not have a material impact on the Company’s financial condition or results of operations and provided related disclosure in Note 12.
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
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). This statement requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS 161 effective January 1, 2009, and the enhanced disclosures are included in Note 12 — Derivatives and Hedging Activities.
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
In this Form 10-Q/A, the Company is restating its unaudited consolidated balance sheet as of June 30, 2009. The consolidated statement of income and statement of cash flows for the three months ended June 30, 2009, were not affected by the restatement. The Company is also restating its unaudited consolidated statement of income, statement of cash flows, and statement of changes in stockholders’ equity for the six months ended June 30, 2009.
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

The effects of the restatement by line item for the periods presented in this Quarterly Report on Form 10-Q/A follow.

	Impact on Consolidated
	Balance Sheets
	June 30, 2009			December 31, 2008
	As Previously			As Previously
(Amounts in Thousands)	Reported	As Restated	Effect of Change	Reported	As Restated	Effect of Change
Allowance for loan losses	$16,678	$18,543	$1,865	$15,978	$17,782	$1,804
Net loans held for investment	1,252,765	1,250,900	(1,865)	1,282,181	1,280,377	(1,804)
Other assets	118,313	119,013	700	118,231	118,908	677
Total assets	2,203,210	2,202,045	(1,165)	2,133,314	2,132,187	(1,127)
Retained earnings	116,997	115,832	(1,165)	107,231	106,104	(1,127)
Total stockholders’ equity	283,555	282,390	(1,165)	220,342	219,215	(1,127)

	Impact on Consolidated
	Statements of Income
	Six Months Ended June 30, 2009
	As Previously		Effect of
(Amounts in Thousands, except per share data)	Reported	As Restated	Change
Provision for loan losses	$4,639	$4,700	$61
Net interest income after provision for loan losses	28,115	28,054	(61)

Income before income taxes	10,824	10,763	(61)
Income tax expense	3,189	3,166	(23)

Net income	7,635	7,597	(38)
Net income to common shareholders	6,486	6,448	(38)

Net income per share
Basic	$0.53	$0.53	$—
Diluted	$0.53	$0.53	$—

	Impact on Consolidated
	Statements of Cash Flows
	Six Months Ended June 30, 2009
	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change
Operating Activities:
Net income	$7,635	$7,597	$(38)
Provision for loan losses	4,639	4,700	61
Deferred income tax benefit	(588)	(611)	(23)

	Impact on Consolidated
	Statements of
	Changes in Stockholders’ Equity
	Six Months Ended June 30, 2009
	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change
Total retained earnings, January 1	$107,231	$106,104	$(1,127)
Net income	7,635	7,597	(38)
Total retained earnings, June 30	116,997	115,832	(1,165)
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

Note 4. Investment Securities
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
The following table details the Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2009 and 2008.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
	(Restated)		(Restated)
Beginning balance	$18,420	$12,862	$17,782	$12,833
Provision for loan losses	2,552	937	4,700	1,260
Charge-offs	(2,681)	(1,198)	(4,411)	(2,164)
Recoveries	252	832	472	1,504

Ending balance	$18,543	$13,433	$18,543	$13,433

Note 7. Deposits
The following is a summary of interest-bearing deposits by type as of June 30, 2009, and December 31, 2008.

	June 30,	December 31,
(In Thousands)	2009	2008
Interest-bearing demand deposits	$195,905	$185,117
Savings and money market deposits	311,435	309,577
Certificates of deposit	837,475	809,352
Total	$1,344,815	$1,304,046

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

Note 10. Comprehensive Income
Comprehensive income is the total of net income and other comprehensive income and loss. The following table summarizes the components of comprehensive income and loss.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
			(Restated)
Net income	$2,405	$6,238	$7,597	$12,550
Other comprehensive income
Unrealized gain/(loss) on securities available-for-sale with other-than-temporary impairment	(25,169)	—	(25,378)	—
Unrealized gain/(loss) on securities available-for-sale without other-than-temporary impairment	32,979	—	20,716	—
Unrealized loss on securities available-for-sale prior to adoption of FSP115-2	—	(22,138)	—	(36,052)
Reclassification adjustment for losses (gains) realized in net income	(360)	(460)	(585)	(1,350)
Unrealized (loss) gain on derivative securities	326	1,562	565	(22)
Income tax effect	(2,955)	8,415	1,779	14,969

Total other comprehensive income/(loss)	4,821	(12,622)	(2,903)	(22,454)

Comprehensive income/(loss)	$7,226	$(6,384)	$4,694	$(9,904)

Included in accumulated other comprehensive income at June 30, 2009 was $26.05 million related to non-credit impairment in available-for-sale securities with other-than-temporary impairment.
Note 11. Commitments and Contingencies
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
Note 12. Segment Information
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

	For the Three Months Ended
	June 30, 2009
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$16,343	$(16)	$(6)	$16,321
Provision for loan losses	2,552	—	—	2,552
Noninterest income	6,613	1,665	(2,656)	5,622
Noninterest expense	17,595	1,474	(2,926)	16,143

Income before income taxes	2,809	175	264	3,248
Provision for income taxes	429	51	363	843

Net income	$2,380	$124	$(99)	$2,405

End of period goodwill and other intangibles	$78,506	$11,028	$—	89,534

End of period assets (restated)	$2,174,946	$11,252	$15,847	2,202,045

	For the Six Months Ended
	June 30, 2009
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
	(Restated)			(Restated)
Net interest income	$32,835	$(34)	$(47)	$32,754
Provision for loan losses	4,700	—	—	4,700
Noninterest income	12,737	4,009	(415)	16,331
Noninterest expense	31,177	3,112	(667)	33,622

Income before income taxes	9,695	863	205	10,763
Provision for income taxes	2,338	254	574	3,166

Net income	$7,357	$609	$(369)	$7,597

End of period goodwill and other intangibles	$78,506	$11,028	$—	89,534

End of period assets	$2,174,946	$11,252	$15,847	2,202,045

	For the Three Months Ended
	June 30, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$16,840	$(5)	$(210)	$16,625
Provision for loan losses	937	—	—	937
Noninterest income	6,644	1,146	(66)	7,724
Noninterest expense	14,046	991	(278)	14,759

Income before income taxes	8,501	150	2	8,653
Provision for income taxes	2,369	44	2	2,415

Net income	$6,132	$106	$—	$6,238

End of period goodwill and other intangibles	$62,247	$8,934	$—	71,181

End of period assets	$2,034,670	$9,067	$9,950	2,053,687

	For the Six Months Ended
	June 30, 2008
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income	$33,475	$(11)	$(479)	$32,985
Provision for loan losses	1,260	—	—	1,260
Noninterest income	14,638	2,490	(263)	16,865
Noninterest expense	29,838	2,037	(833)	31,042

Income before income taxes	17,015	442	91	17,548
Provision for income taxes	4,801	130	67	4,998

Net income	$12,214	$312	$24	$12,550

End of period goodwill and other intangibles	$62,247	$8,934	$—	71,181

End of period assets	$2,034,670	$9,067	$9,950	2,053,687

Note 13. Fair Value Disclosures
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
Subsequent to our earnings release issued on July 23, 2009, management revised certain assumptions regarding the discount rate used in valuing cash flows projected to be received from a pooled trust preferred security. Based on the revised cash flow results, net credit-related impairment reported in earnings increased from the amount reported in the earnings release by $1.70 million for the three- and six-month periods ended June 30, 2009. The numbers presented in this Form 10-Q/A reflect the revised cash flow results.
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

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(In Thousands)
Assets
Cash and cash equivalents	$144,449	$144,449	$46,439	$46,439
Investment Securities	529,604	529,725	529,393	529,525
Loans held for sale	802	802	1,024	1,026
Loans held for investment (restated)	1,250,900	1,248,044	1,280,377	1,274,675
Accrued interest receivable	8,934	8,934	10,084	10,084
Bank owned life insurance	40,272	40,272	40,784	40,784
Derivative financial assets	23	23	39	39
Deferred compensation assets	2,509	2,509	2,637	2,637

Liabilities
Demand deposits	$202,543	$202,543	$199,712	$199,712
Interest-bearing demand deposits	195,905	195,905	185,117	185,117
Savings deposits	311,435	311,435	309,577	309,577
Time deposits	837,475	851,933	809,352	824,068
Securities sold under agreements to repurchase	153,804	161,317	165,914	177,454
Accrued interest payable	4,659	4,659	5,326	5,326
FHLB and other indebtedness	190,863	203,351	215,877	242,223
Derivative financial liabilities	2,792	2,792	3,343	3,343
Deferred compensation liabilities	2,509	2,509	2,637	2,637
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
Note 14. Derivatives and Hedging Activities
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

Note 15. Subsequent Events
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
The following information has been adjusted to reflect the restatement of the our financial results for the year ended December 31, 2008, and the three- and six-month periods ended June 30, 2009, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2. Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.
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
Restatement
As a result of a routine internal audit, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses. In connection with its determination of the appropriate loan loss reserve at December 31, 2008, the Company made certain modifications to its loan loss reserve model with respect to a $130.76 million pool of loans. However, in calculating the loan loss reserves for this pool of loans, the historical quarterly net charge-off rates were not annualized as was the case with all other quarterly loss rates in the model. The Company has corrected the computational error in its model for calculating the allowance for loan losses. The financial information for the quarter ended June 30, 2009 provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the correction of the computational error. For additional information, see the Explanatory Note immediately preceding Part I, Item 1 and Note 2. — Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.
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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q/A and other reports filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors and other risks and uncertainties are discussed in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q/A, which revise certain risk factors previously disclosed in the Company’s 2008 Form 10-K/A, and add certain new risk factors.
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
The Company opened a new branch location in Grafton, West Virginia, in June 2009 and in Richmond, Virginia, in July 2009.
RESULTS OF OPERATIONS
Overview
Net income available to common shareholders for the three months ended June 30, 2009, was $1.83 million, or $0.14 per basic and diluted share, compared with $6.24 million, or $0.57 per basic and $0.56 per diluted share, for the three months ended June 30, 2008, a decrease of $4.41 million, or 70.71%. Return on average assets was 0.34% for the three months ended June 30, 2009, compared with 1.23% for the same period in 2008. Return on average common equity for the three months ended June 30, 2009, was 3.85% compared with 12.08% for the three months ended June 30, 2008. The main reasons for the decrease in net income between the three months ended June 30, 2009 and 2008, were increased provisions for loan losses, net securities impairments, and a special assessment by the Federal Deposit Insurance Corporation (“FDIC”) of $988 thousand.
Net income available to common shareholders for the six months ended June 30, 2009, was $6.45 million, or $0.53 per basic and diluted share, compared with $12.55 million, or $1.14 per basic and $1.13 per diluted share, for the six months ended June 30, 2008, a decrease of $6.10 million, or 48.62%. Return on average assets was 0.60% for the six months ended June 30, 2009, compared with 1.22% for the same period in 2008. Return on average common equity for the six months ended June 30, 2009, was 7.08% compared with 11.87% for the six months ended June 30, 2008. The main reasons for the decrease in net income between the six months ended June 30, 2009 and 2008, were increased provisions for loan losses, net securities impairments, and a special assessment by the FDIC.
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

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Restated)	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,269,584	$19,588	6.19%	$1,180,813	$19,912	6.78%
Securities available for sale	557,110	7,169	5.16%	612,411	8,278	5.44%
Securities held to maturity	7,824	164	8.40%	10,927	273	10.05%
Interest-bearing deposits	57,885	39	0.27%	13,171	71	2.17%

Total Earning Assets	1,892,403	26,960	5.71%	1,817,322	28,534	6.31%
Other assets	287,211			228,451

TOTAL ASSETS	$2,179,614			$2,045,773

LIABILITIES
Interest-bearing deposits
Demand deposits	$197,710	$81	0.17%	$174,100	$65	0.15%
Savings deposits	317,700	540	0.68%	308,344	1,188	1.55%
Time deposits	846,560	6,454	3.06%	640,236	5,865	3.68%

Total interest-bearing deposits	1,361,970	7,076	2.08%	1,122,680	7,118	2.55%
Borrowings
Federal funds purchased	—	—		9,932	60	2.43%
Retail repurchase agreements	101,525	333	1.32%	153,768	789	2.06%
Wholesale repurchase agreements	50,000	465	3.73%	50,000	214	1.72%
FHLB borrowings and other indebtedness	208,103	1,994	3.84%	264,661	2,627	3.99%

Total borrowings	359,627	2,792	3.11%	478,361	3,690	3.10%

Total interest-bearing liabilities	1,721,597	9,868	2.30%	1,601,041	10,808	2.72%

Non-interestbearing demand deposits	201,670			217,704
Other liabilities	24,419			19,368
Stockholders’ Equity	231,928			207,660

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,179,614			$2,045,773

Net Interest Income, Tax Equivalent		$17,093			$17,726

Net Interest Rate Spread (3)			3.42%			3.59%

Net Interest Margin (4)			3.62%			3.92%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Restated)	(Dollars in Thousands)
ASSETS
Earning Assets
Loans (2)	$1,280,394	$39,584	6.23%	$1,193,147	$41,169	6.94%
Securities available for sale	535,326	14,741	5.55%	617,843	17,276	5.62%
Securities held to maturity	8,147	336	8.31%	11,501	515	9.00%
Interest-bearing deposits	65,713	78	0.24%	17,887	251	2.82%

Total Earning Assets	1,889,580	54,739	5.84%	1,840,378	59,211	6.47%
Other assets	288,115			228,202

TOTAL ASSETS	$2,177,695			$2,068,580

LIABILITIES
Interest-bearing deposits
Demand deposits	$193,983	$160	0.17%	$168,138	$140	0.17%
Savings deposits	315,146	1,196	0.77%	317,702	2,675	1.69%
Time deposits	852,258	13,287	3.14%	656,440	13,044	4.00%

Total interest-bearing deposits	1,361,387	14,643	2.17%	1,142,280	15,859	2.79%
Borrowings
Federal funds purchased	—	—		5,875	79	2.70%
Retail repurchase agreements	103,983	723	1.40%	151,675	1,809	2.40%
Wholesale repurchase agreements	50,000	975	3.93%	50,000	687	2.76%
FHLB borrowings and other indebtedness	211,511	3,956	3.77%	270,583	5,561	4.13%

Total borrowings	365,494	5,655	3.12%	478,133	8,136	3.42%

Total interest-bearing liabilities	1,726,881	20,298	2.37%	1,620,413	23,995	2.98%

Non-interestbearing demand deposits	200,497			215,338
Other liabilities	25,064			20,159
Stockholders’ Equity	225,253			212,670

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,177,695			$2,068,580

Net Interest Income, Tax Equivalent		$34,442			$35,216

Net Interest Rate Spread (3)			3.47%			3.49%

Net Interest Margin (4)			3.68%			3.85%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

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

The allowance for loan losses was $18.54 million at June 30, 2009, $17.78 million at December 31, 2008 and $13.43 million at June 30, 2008. The Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2009 and 2008, is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
	(Restated)		(Restated)
Allowance for loan losses
Beginning balance	$18,420	$12,862	$17,782	$12,833
Provision for loan losses	2,552	937	4,700	1,260
Charge-offs	(2,681)	(1,198)	(4,411)	(2,164)
Recoveries	252	832	472	1,504

Net charge-offs	(2,429)	(366)	(3,939)	(660)

Ending balance	$18,543	$13,433	$18,543	$13,433

The total allowance for loan losses to loans held for investment ratio was 1.46% at June 30, 2009, compared with 1.37% at December 31, 2008, and 1.14% at June 30, 2008. Management considers the allowance adequate based upon its analysis of the portfolio as of June 30, 2009. Management believes that it uses relevant information available to make determinations about the allowance. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.
Throughout the second quarter and first half of 2009, the Company incurred net charge-offs of $2.43 million and $3.94 million, respectively, compared with $366 thousand and $660 thousand in the respective periods of 2008. Annualized net charge-offs for the second quarter and first half of 2009 were 0.77% and 0.62%, respectively. The Company made provisions for loan losses of $2.55 million and $4.70 million for the second quarter and first half of 2009, respectively, compared to $937 thousand and $1.26 million in the respective periods of 2008. The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2008. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral.
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
For the second quarter of 2009, income taxes were $843 thousand compared with $2.42 million for the second quarter of 2008. For the quarters ended June 30, 2009 and 2008, the effective tax rates were 25.95% and 27.91%, respectively. The decrease in the effective rate is due largely to the reduction in taxable income from the impairment charges. For the six months ended June 30, 2009, income taxes were $3.17 million compared with $5.00 million for the same period in 2008. For the six months ended June 30, 2009 and 2008, the effective tax rates were 29.42% and 28.48%, respectively. The increase in the effective tax rate is due largely to decreases in tax-free municipal security income and income from bank-owned life insurance.
FINANCIAL CONDITION
Total assets at June 30, 2009, increased $69.86 million, or 3.28%, to $2.20 billion from December 31, 2008. The increase reflects net increases in the customer deposits as a result of deposit campaigns and a general movement of funds into FDIC-insured products and continued loan payoffs.

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
For a more detailed discussion of activities regarding investment securities, please see Note 4 to the Financial Statements.
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
Stockholders’ Equity
Total stockholders’ equity increased $63.18 million, or 28.82%, from $219.22 million at December 31, 2008, to $282.39 million at June 30, 2009. In June 2009, we completed the sale of 5.29 million shares of our common stock in a public offering. The purchase price was $12.50 per share, and net proceeds from the sale totaled approximately $61.67 million. Other changes in equity were the result of net earnings of $7.60 million, less preferred dividends of $1.15 million, common dividends declared of $2.85 million, the cumulative effect adjustment of $6.13 million, and other comprehensive loss of $2.90 million.
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
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2009, the Company’s total capital to risk-weighted assets ratio was 14.61% compared with 12.94% at December 31, 2008. The Company’s Tier 1 capital to risk-weighted assets ratio was 13.65% at June 30, 2009, compared with 11.84% at December 31, 2008. The Company’s Tier 1 leverage ratio at June 30, 2009, was 12.49% compared with 9.70% at December 31, 2008. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels. Regulatory capital ratios increased from December 31, 2008, primarily because of the common stock offering, offset by the treatment of certain debt securities when rated below investment grade.

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
PART I. ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). As a result of the restatement described in Note 2. Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A, management concluded that, as of June 30, 2009, the Company did not maintain effective controls to ensure the appropriate calculation of its allowance for loan losses. Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized. Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error. Solely because of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009. As of July 27, 2010, the Company has corrected the computational error in its model for calculating the allowance for loan losses.
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
Changes in Internal Control Over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. Except for the foregoing, there were no changes in the Company’s internal control over financial reporting for the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
The below risk factors revise certain risk factors previously disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008, and add certain new risk factors.
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
We have experienced increases in the levels of our non-performing assets and loan charge-offs in recent periods. Our total non-performing assets amounted to $15.26 million at June 30, 2009, $14.1 million at December 31, 2008, and $3.5 million at December 31, 2007. We had $6.37 million of net loan charge-offs for the quarter ended June 30, 2009, compared to $5.4 million and $2.4 million in net loan charge-offs for the years ended December 31, 2008 and 2007, respectively. Our provision for loan losses was $2.55 million for the quarter ended June 30, 2009, $9.23 million for the year ended December 31, 2008, and $717 thousand for the year ended December 31, 2007. At June 30, 2009, the ratios of our allowance for loan losses to non-accrual loans and to total loans outstanding was 159.24% and 1.46%, respectively. Additional increases in our non-performing assets or loan charge-offs may require us to increase our allowance for loan losses, which would have an adverse effect upon our future results of operations.
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
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders was held on April 28, 2009.

(b)	The following directors were elected to serve a three-year term through the date of the 2012 Annual Meeting of Stockholders:

I. Norris Kantor, A. A. Modena, William P. Stafford, II

The following directors’ terms continued after the Annual Meeting:

Franklin P. Hall, Allen T. Hamner, John M. Mendez, Robert E. Perkinson, and William P. Stafford

(c)	Three proposals were voted upon at the annual meeting, which included: 1) the election of the aforementioned directors as the Class of 2012; 2) ratification of the selection of Dixon Hughes PLLC, Asheville, North Carolina, as independent registered public accountants for the year ending December 31, 2008; and 3) approval, on a non-binding advisory basis, the Company’s named executive officer compensation. The results of the proposals and voting are as follows:
Proposal 1. Election of Directors:

		Votes	For All
	Votes For	Withheld	Except
I. Norris Kantor	8,956,476	384,048	91,947
A. A. Modena	8,929,404	384,048	119,019
William P. Stafford, II	8,670,847	384,048	377,576
Proposal 2. Ratification of the selection of Dixon Hughes PLLC as independent registered public accountants:

Votes For	9,095,202
Votes Against	303,512
Votes Abstained	33,756
Proposal 3. Approval, on a non-binding advisory basis, the Company’s named executive officer compensation:

Votes For	7,901,769
Votes Against	1,466,195
Votes Abstained	64,505
ITEM 5. Other Information
Not Applicable
ITEM 6. Exhibits
(a)	Exhibits

Exhibit
No.	Exhibit

2.1	Reserved.

2.2	Agreement and Plan of Merger dated April 2, 2009, among First Community Bancshares, Inc. and TriStone Community Bank (25)

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Certificate of Designation Series A Preferred Stock (22)

3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Form of Certificate for the Series A Preferred Stock (22)

4.6	Warrant to purchase 176,546 shares of common stock of First Community Bancshares, Inc (22)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)

10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)

10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)

Exhibit
No.	Exhibit

10.7**	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Reserved.

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	Reserved.

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	Reserved.

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)

10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)

10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)

10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)

10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)

10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo (26)

10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly (26)

10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills (26)

10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell (26)

10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert L. Schumacher (26)

10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown (25)

10.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans (25)

31.1*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

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