Form 10-Q/A
period 2009-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-08-16
CIK 859070

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

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q/A
For the quarter ended September 30, 2009

Explanatory Note
Overview
First Community Bancshares, Inc. (“the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Original Filing”) to amend and restate financial statements and other financial information in the Original Filing as filed with the Securities and Exchange Commission (“SEC”) to reflect the correction of a computational error in its model used to calculate its allowance for loan losses. For this reason, Company also is restating the financial statements and other financial information filed with the SEC for the years ended December 31, 2009 and 2008 and each of the quarters ended March 31, 2009, June 30, 2009 and March 31, 2010.
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
Amendments to the Original Filing
The following sections of this Quarterly Report on Form 10-Q/A have been revised to reflect the restatement: Part I — Item 1 — Financial Statements, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4 — Controls and Procedures, and Part II — Item 6 — Exhibits. Except to the extent relating to the restatement of the Company’s financial statements and other financial information described above, the financial statements and other disclosures in this Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Original Filing was filed with the SEC on November 10, 2009. This Quarterly Report on Form 10-Q/A does not modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Although the Company is amending only certain portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, for convenience and ease of reference, it is filing the entire Quarterly Report on this Form 10-Q/A.

PART I.
ITEM 1. Financial Statements
PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008*
(Dollars in Thousands, Except Per Share Data)	(Restated)	(Restated)
Assets
Cash and due from banks	$32,017	$39,310
Federal funds sold	19,888	—
Interest-bearing balances with banks	3,352	7,129

Total cash and cash equivalents	55,257	46,439
Securities available-for-sale	575,800	520,723
Securities held-to-maturity	7,452	8,670
Loans held for sale	4,376	1,024
Loans held for investment, net of unearned income	1,396,617	1,298,159
Less allowance for loan losses	19,710	17,782

Net loans held for investment	1,376,907	1,280,377
Premises and equipment	57,695	55,024
Other real estate owned	3,955	1,326
Interest receivable	9,046	10,084
Goodwill and other intangible assets	90,134	89,612
Other assets	116,303	118,908

Total Assets	$2,296,925	$2,132,187

Liabilities
Deposits:
Noninterest-bearing	$198,107	$199,712
Interest-bearing	1,464,350	1,304,046

Total Deposits	1,662,457	1,503,758
Interest, taxes and other liabilities	24,374	27,423
Securities sold under agreements to repurchase	147,042	165,914
FHLB borrowings and other indebtedness	198,932	215,877

Total Liabilities	2,032,805	1,912,972

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 0 shares issued at September 30, 2009, and 41,500 issued December 31, 2008	—	40,419
Common stock, $1 par value; 25,000,000 shares authorized; 18,082,874 shares issued at September 30, 2009, and 12,051,234 issued December 31, 2008, including 402,494 and 483,785 shares in treasury, respectively	18,083	12,051
Additional paid-in capital	192,799	128,526
Retained earnings	101,504	106,104
Treasury stock, at cost	(12,768)	(15,368)
Accumulated other comprehensive loss	(35,498)	(52,517)

Total Stockholders’ Equity	264,120	219,215

Total Liabilities and Stockholders’ Equity	$2,296,925	$2,132,187

*	Derived from audited financial statements.
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME/(LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars In Thousands, Except Per Share Data)	2009	2008	2009	2008
	(Restated)		(Restated)
Interest Income
Interest and fees on loans held for investment	$21,064	$19,266	$60,619	$60,394
Interest on securities-taxable	4,562	5,567	14,903	17,101
Interest on securities-nontaxable	1,449	1,708	4,527	5,775
Interest on federal funds sold and deposits	55	9	133	260

Total interest income	27,130	26,550	80,182	83,530
Interest Expense
Interest on deposits	6,998	6,684	21,641	22,543
Interest on borrowings	2,596	3,543	8,251	11,679

Total interest expense	9,594	10,227	29,892	34,222

Net interest income	17,536	16,323	50,290	49,308
Provision for loan losses	3,819	3,461	8,519	4,721

Net interest income after provision for loan losses	13,717	12,862	41,771	44,587

Noninterest Income
Wealth management income	971	957	3,088	2,954
Service charges on deposit accounts	3,659	3,808	10,307	10,370
Other service charges and fees	1,156	1,040	3,467	3,225
Insurance commissions	1,567	1,240	5,523	3,730
Total impairment losses on securities	(26,405)	(51)	(63,180)	(51)
Portion of loss recognized in other comprehensive income	(4,406)	—	28,384	—

Net impairment losses recognized in earnings	(30,811)	(51)	(34,796)	(51)
Security gains	866	163	2,930	2,133
Acquisition gain	4,493	—	4,493	—
Other operating income	815	675	1,750	2,336

Total non-interest (loss) income	(17,284)	7,832	(3,238)	24,697

Noninterest Expense
Salaries and employee benefits	7,860	7,371	23,131	22,741
Occupancy expense of bank premises	1,266	1,297	4,202	3,717
Furniture and equipment expense	928	924	2,758	2,798
Amortization of intangible assets	262	166	751	484
FHLB debt prepayment fees	—	—	88	1,647
FDIC premiums and assessments	1,109	62	2,584	141
Merger-related expenses	1,505	—	1,580	—
Other operating expense	4,838	4,570	14,011	13,904

Total noninterest expense	17,768	14,390	49,105	45,432

(Loss) income before income taxes	(21,335)	6,304	(10,572)	23,852
Income tax (benefit) expense	(9,783)	1,753	(6,617)	6,751

Net (loss) income	(11,552)	4,551	(3,955)	17,101
Dividends on preferred stock	1,011	—	2,160	—

Net (loss) income available to common shareholders	$(12,563)	$4,551	$(6,115)	$17,101

Basic earnings (loss) per common share	$(0.72)	$0.42	$(0.44)	$1.56
Diluted earnings (loss) per common share	$(0.72)	$0.41	$(0.44)	$1.54

Dividends declared per common share	$0.10	$0.28	$0.30	$0.84

Weighted average basic shares outstanding	17,427,434	10,956,867	13,918,599	10,992,901
Weighted average diluted shares outstanding	17,427,434	11,034,059	13,918,599	11,071,925
See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(In Thousands)	2009	2008
	(Restated)
Operating activities:
Net (loss) income	$(3,955)	$17,101
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	8,519	4,721
Depreciation and amortization of premises and equipment	2,986	2,785
Intangible amortization	751	484
Net investment amortization and accretion	1,024	(292)
Net gain on the sale of assets	(3,008)	(2,070)
Net gain on acquisitions	(4,493)	—
Mortgage loans originated for sale	(26,147)	(28,299)
Proceeds from sales of mortgage loans	25,538	29,137
Gain on sales of loans	(59)	(167)
Deferred income tax benefit	(17,925)	(330)
Decrease in interest receivable	1,635	3,309
Net impairment losses recognized in earnings	34,796	51
Other operating activities, net	3,656	2,471

Net cash provided by operating activities	23,318	28,901

Investing activities:
Proceeds from sales of securities available-for-sale	126,632	97,232
Proceeds from maturities and calls of securities available-for-sale	50,334	80,997
Proceeds from maturities and calls of securities held-to-maturity	1,238	3,042
Purchase of securities available-for-sale	(218,388)	(108,124)
Net decrease in loans held for investment	19,559	54,828
Proceeds from the redemption of FHLB stock	351	—
Cash provided by divestures and acquisitions, net	21,299	—
Proceeds from sales of equipment	218	23
Purchase of premises and equipment	(3,909)	(6,002)

Net cash (used in) provided by investing activities	(2,666)	121,996

Financing activities:
Net increase in demand and savings deposits	15,645	8,088
Net increase (decrease) in time deposits	357	(51,987)
Net decrease in federal funds purchased	—	11,000
Net decrease in securities sold under agreement to repurchase	(18,872)	(27,039)
Net decrease in FHLB and other borrowings	(25,122)	(75,196)
FHLB debt prepayment fees	(88)	(1,647)
Net proceeds from the issuance of common stock	61,668	—
Redemption of preferred stock	(41,500)	—
Proceeds from the exercise of stock options	20	440
Excess tax benefit from stock-based compensation	2	49
Acquisition of treasury stock	(13)	(4,222)
Preferred dividends paid	(1,079)	—
Common dividends paid	(2,852)	(9,227)

Net cash used in financing activities	(11,834)	(149,741)

Increase in cash and cash equivalents	8,818	1,156
Cash and cash equivalents at beginning of period	46,439	52,746

Cash and cash equivalents at end of period	$55,257	$53,902

Supplemental information — Noncash items
Transfer of loans to other real estate	$5,404	$1,413
Cumulative effect adjustment, net of tax*	$6,131	$—
Dividends declared on common stock	$1,764	$—

*	In accordance with FASB Accounting Standards Codification Investments-Debt and Equity Securities Topic 320
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in Thousands)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance January 1, 2008	$—	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Comprehensive income:
Net income	—	—	—	17,101	—	—	17,101
Other comprehensive loss - See note 10	—	—	—	—	—	(50,116)	(50,116)

Comprehensive loss	—	—	—	17,101	—	(50,116)	(33,015)

Cumulative effect of change in accounting principle	—	—	—	(813)	—	—	(813)
Common dividends declared	—	—	—	(9,227)	—		(9,227)
Acquisition of 132,100 treasury shares	—	—	—	—	(4,222)	—	(4,222)
Acquisition of GreenPoint Insurance Group - 7,728 shares issued	—	—	22	—	245	—	267
Equity-based compensation expense	—	—	161	—	—	—	161
Tax benefit from exercise of stock options	—	—	122	—	—	—	122
Option exercises - 22,323 shares	—	—	(268)	—	708	—	440

Balance September 30, 2008	$—	$11,499	$108,862	$124,731	$(16,882)	$(57,399)	$170,811

Balance January 1, 2009 (restated)	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215

Cumulative effect of change in accounting principle	—	—	—	6,131	—	(6,131)	—
Comprehensive income:
Net income (loss) (restated)	—	—	—	(3,955)	—	—	(3,955)
Other comprehensive income - See note 10	—	—	—	—	—	23,150	23,150

Comprehensive income	—	—	—	(3,955)	—	23,150	19,195

Preferred dividend, net	1,081	—	(37)	(2,160)	—	—	(1,116)
Common dividends declared	—	—	—	(4,616)	—	—	(4,616)
Redemption of preferred stock	(41,500)	—	—	—	—	—	(41,500)
Acquisition of 1,000 treasury shares	—	—	—	—	(13)	—	(13)
Acquisition of TriStone Community Bank 741,588 shares issued	—	742	9,386	—	—	—	10,128
Issuance of vested shares - 700 shares	—	—	(22)	—	22	—	—
Equity-based compensation expense	—	—	105	—	—	—	105
Common stock issuance - 5,290,000 shares issued	—	5,290	56,378	—	—	—	61,668
Retirement plan contribution - 79,591 shares issued	—	—	(1,495)	—	2,527	—	1,032
Option exercises - 2,000 shares	—	—	(42)	—	64	—	22

Balance September 30, 2009 (restated)	$—	$18,083	$192,799	$101,504	$(12,768)	$(35,498)	$264,120

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
(Amounts in Thousands, Except Share and Per Share Data)	2009	2008	2009	2008
	(Restated)		(Restated)
Net (loss) income available to common shareholders	$(12,563)	$4,551	$(6,115)	$17,101

Weighted average shares outstanding	17,427,434	10,956,867	13,918,599	10,992,901
Dilutive shares for stock options	—	54,712	—	56,544
Contingently issuable shares	—	22,480	—	22,480
Common stock warrants	—	—	—	—

Weighted average dilutive shares outstanding	17,427,434	11,034,059	13,918,599	11,071,925

Basic (loss) earnings per share	$(0.72)	$0.42	$(0.44)	$1.56
Diluted (loss) earnings per share	$(0.72)	$0.41	$(0.44)	$1.54
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
In this Form 10-Q/A, the Company is restating its unaudited consolidated balance sheet as of September 30, 2009, and the consolidated statements of income, statements of cash flows, and statement of changes in stockholders’ equity for the three- and nine-month periods ended September 30, 2009.
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
The effects of the restatement by line item for the periods presented in this Quarterly Report on Form 10-Q/A follow.

	Impact on Consolidated
	Balance Sheets
	September 30, 2009			December 31, 2008
	As Previously			As Previously
(Amounts in Thousands)	Reported	As Restated	Effect of Change	Reported	As Restated	Effect of Change
Allowance for loan losses	$17,444	$19,710	$2,266	$15,978	$17,782	$1,804
Net loans held for investment	1,379,173	1,376,907	(2,266)	1,282,181	1,280,377	(1,804)
Other assets	115,453	116,303	850	118,231	118,908	677
Total assets	2,298,341	2,296,925	(1,416)	2,133,314	2,132,187	(1,127)
Retained earnings	102,920	101,504	(1,416)	107,231	106,104	(1,127)
Total stockholders’ equity	265,536	264,120	(1,416)	220,342	219,215	(1,127)

	Impact on Consolidated
	Statements of Income
	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	As Previously		Effect of	As Previously		Effect of
(Amounts in Thousands, except per share data)	Reported	As Restated	Change	Reported	As Restated	Change
Provision for loan losses	$3,418	$3,819	$401	$8,057	$8,519	$462
Net interest income after provision for loan losses	14,118	13,717	(401)	42,233	41,771	(462)

Income (loss) before income taxes	(20,934)	(21,335)	(401)	(10,110)	(10,572)	(462)
Income tax expense (benefit)	(9,633)	(9,783)	(150)	(6,444)	(6,617)	(173)

Net income (loss)	(11,301)	(11,552)	(251)	(3,666)	(3,955)	(289)
Net income (loss) to common shareholders	(12,312)	(12,563)	(251)	(5,826)	(6,115)	(289)

Net income (loss) per share
Basic	$(0.71)	$(0.72)	$(0.01)	$(0.42)	$(0.44)	$(0.02)
Diluted	$(0.71)	$(0.72)	$(0.01)	$(0.42)	$(0.44)	$(0.02)

	Impact on Consolidated
	Statements of Cash Flows
	Nine Months Ended September 30, 2009
	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change
Operating Activities:
Net income (loss)	$(3,666)	$(3,955)	$(289)
Provision for loan losses	8,057	8,519	462
Deferred income tax benefit	(17,752)	(17,925)	(173)

	Impact on Consolidated
	Statements of
	Changes in Stockholders’ Equity
	Nine Months Ended September 30, 2009
	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change
Total retained earnings, January 1	$107,231	$106,104	$(1,127)
Net income (loss)	(3,666)	(3,955)	(289)
Total retained earnings, September 30	102,920	101,504	(1,416)
Note 3. Mergers, Acquisitions, and Branching Activity
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

	For the Nine Months ended September 30, 2009
			ProForma	ProForma
(Dollars In Thousands)	First Community	TriStone	Adjustments	Combined
	(Restated)			(Restated)
Interest Income	$78,847	$5,453	$199	$84,499
Interest Expense	29,463	2,466	(427)	31,502

Net interest income	49,384	2,987	626	52,997
Provision for loan losses	8,519	175	—	8,694

Net interest income after provision for loan losses	40,865	2,812	626	44,303
Noninterest Income	(3,860)	929	4,493	1,562
Noninterest Expense	51,161	3,564	1,580	56,305

Income (loss) before income taxes	(14,156)	177	3,539	(10,440)
Income tax expense (benefit)	(7,702)	—	1,085	(6,617)

Net income (loss)	(6,454)	177	2,454	(3,823)
Dividends on preferred stock	2,160	—	—	2,160

Net income (loss) available to common shareholders	$(8,614)	$177	$2,454	$(5,983)

	For the Nine Months ended September 30, 2008
			ProForma	ProForma
(Dollars In Thousands)	First Community	TriStone	Adjustments	Combined
Interest Income	$83,530	$5,644	$199	$89,373
Interest Expense	34,222	2,890	(427)	36,685

Net interest income	49,308	2,754	626	52,688
Provision for loan losses	4,721	537	—	5,258

Net interest income after provision for loan losses	44,587	2,217	626	47,430
Noninterest Income	24,748	481	4,493	29,722
Noninterest Expense	45,483	2,974	1,580	50,037

Income (loss) before income taxes	23,852	(276)	3,539	27,115
Income tax expense (benefit)	6,751	—	1,085	7,836

Net income (loss)	17,101	(276)	2,454	19,279
Dividends on preferred stock	—	—	—	—

Net income (loss) available to common shareholders	$17,101	$(276)	$2,454	$19,279

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

Note 4. Investment Securities
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
The following table details the Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2009 and 2008.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
	(Restated)		(Restated)
Beginning balance	$18,543	$13,433	$17,782	$12,833
Provision for loan losses	3,819	3,461	8,519	4,721
Charge-offs	(2,993)	(2,601)	(7,404)	(4,765)
Recoveries	341	217	813	1,721

Ending balance	$19,710	$14,510	$19,710	$14,510

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

Note 10. Comprehensive Income (Loss)
Comprehensive income (loss) is the total of net income and other comprehensive income and loss. The following table summarizes the components of comprehensive income and loss.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
	(Restated)		(Restated)
Net (loss) income	$(11,552)	$4,551	$(3,955)	$17,101
Other comprehensive income (loss)
Unrealized loss on securities available-for-sale with other-than-temporary impairment	(1,652)	—	(5,683)	—
Unrealized gain on securities available-for-sale without other-than-temporary impairment	13,050	—	9,974	—
Unrealized loss on securities available-for-sale prior to adoption of ASC Topic 320	—	(31,744)	—	(81,802)
Reclassification adjustment for losses (gains) realized in net income	(865)	(278)	(2,930)	(1,628)
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	30,811	—	34,796	—
Unrealized (loss) gain on derivative securities	187	(75)	769	(97)
Income tax effect	(15,478)	12,839	(13,776)	33,411

Total other comprehensive income (loss)	26,053	(19,258)	23,150	(50,116)

Comprehensive income (loss)	$14,501	$(14,707)	$19,195	$(33,015)

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

	For the Three Months
	Ended September 30, 2009
	Community	Insurance	Parent/
(In thousands)	Banking	Services	Elimination	Total
	(Restated)			(Restated)
Net interest income	$17,538	$(12)	$10	$17,536
Provision for loan losses	3,819	—	—	3,819
Noninterest income	(17,352)	1,596	(1,528)	(17,284)
Noninterest expense	18,129	1,528	(1,889)	17,768

Income (loss) before income taxes	(21,762)	56	371	(21,335)
Provision for income taxes (benefit)	(10,987)	165	1,039	(9,783)

Net loss	$(10,775)	$(109)	$(668)	$(11,552)

End of period goodwill and other intangibles	$79,127	$11,007	$—	90,134

End of period assets	$2,271,919	$11,188	$13,818	2,296,925

	For the Nine Months
	Ended September 30, 2009
	Community	Insurance	Parent/
(In thousands)	Banking	Services	Elimination	Total
	(Restated)			(Restated)
Net interest income	$50,373	$(46)	$(37)	$50,290
Provision for loan losses	8,519	—	—	8,519
Noninterest income	(8,600)	5,605	(243)	(3,238)
Noninterest expense	45,321	4,640	(856)	49,105

(Loss) income before income taxes	(12,067)	919	576	(10,572)
Provision for income taxes (benefit)	(8,649)	419	1,613	(6,617)

Net (loss) income	$(3,418)	$500	$(1,037)	$(3,955)

End of period goodwill and other intangibles	$79,127	$11,007	$—	90,134

End of period assets	$2,271,919	$11,188	$13,818	2,296,925

	For the Three Months
	Ended September 30, 2008
	Community	Insurance	Parent/
(In thousands)	Banking	Services	Elimination	Total
Net interest income	$16,559	$(19)	$(217)	$16,323
Provision for loan losses	3,461	—	—	3,461
Noninterest income	3,872	1,267	2,693	7,832
Noninterest expense	13,584	1,110	(304)	14,390

Income before income taxes	3,386	138	2,780	6,304
Provision for income taxes	962	41	750	1,753

Net income	$2,424	$97	$2,030	$4,551

End of period goodwill and other intangibles	$62,142	$10,080	$—	72,222

End of period assets	$1,946,454	$10,889	$10,114	1,967,457

	For the Nine Months
	Ended September 30, 2008
	Community	Insurance	Parent/
(In thousands)	Banking	Services	Elimination	Total
Net interest income	$50,034	$(30)	$(696)	$49,308
Provision for loan losses	4,721	—	—	4,721
Noninterest income	18,510	3,757	2,430	24,697
Noninterest expense	43,422	3,147	(1,137)	45,432

Income before income taxes	20,401	580	2,871	23,852
Provision for income taxes	5,763	171	817	6,751

Net income	$14,638	$409	$2,054	$17,101

End of period goodwill and other intangibles	$62,142	$10,080	$—	72,222

End of period assets	$1,946,454	$10,889	$10,114	1,967,457

Note 13. Fair Value
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

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
Assets
Cash and cash equivalents	$55,257	$55,257	$46,439	$46,439
Investment Securities	583,252	583,395	529,393	529,525
Loans held for sale	4,376	4,376	1,024	1,026
Loans held for investment (restated)	1,376,907	1,374,642	1,280,377	1,274,675
Accrued interest receivable	9,046	9,046	10,084	10,084
Bank owned life insurance	40,510	40,510	40,784	40,784
Derivative financial assets	46	46	39	39
Deferred compensation assets	2,738	2,738	2,637	2,637

Liabilities
Demand deposits	$198,107	$198,107	$199,712	$199,712
Interest-bearing demand deposits	216,184	216,184	185,117	185,117
Savings deposits	351,450	351,450	309,577	309,577
Time deposits	896,716	910,428	809,352	824,068
Securities sold under agreements to repurchase	147,042	157,446	165,914	177,454
Accrued interest payable	4,805	4,805	5,326	5,326
FHLB and other indebtedness	198,932	213,654	215,877	242,223
Derivative financial liabilities	2,582	2,582	3,343	3,343
Deferred compensation liabilities	2,738	2,738	2,637	2,637
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

PART I. ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s 2008 Form 10-K/A and the other financial information included in this report. The following information has been adjusted to reflect the restatement of the our financial results for the year ended December 31, 2008, and the three- and nine-month periods ended September 30, 2009, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2. Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.
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
Restatement
As a result of a routine internal audit, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses. In connection with its determination of the appropriate loan loss reserve at December 31, 2008, the Company made certain modifications to its loan loss reserve model with respect to a $130.76 million pool of loans. However, in calculating the loan loss reserves for this pool of loans, the historical quarterly net charge-off rates were not annualized as was the case with all other quarterly loss rates in the model. The Company has corrected the computational error in its model for calculating the allowance for loan losses. The financial information for the quarter ended September 30, 2009 provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the correction of the computational error. For additional information, see the Explanatory Note immediately preceding Part I, Item 1 and Note 2. — Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.
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
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors and other risks and uncertainties are discussed in Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q/A and the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, which revise certain risk factors previously disclosed in the Company’s 2008 Form 10-K/A and add certain new risk factors.
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
RESULTS OF OPERATIONS
Overview
The Company experienced the following developments in the third quarter of 2009:

•	For the third quarter of 2009 net income decreased to a loss of $11.55 million and net income available to common shareholders decreased to a loss of $12.56 million from the comparable period in 2008. Net income is reduced by accrued and deemed preferred stock dividends and amortization of a preferred stock discount to arrive at net income available to common shareholders.

•	Impairment losses of $30.81 million and $34.80 million were recorded on collateralized debt obligations and bank equity securities for the three- and nine-month periods ended September 30, 2009.
•	Net interest margin, on a tax equivalent basis, decreased 22 basis points to 3.68% for the three-months ended September 30, 2009 and 19 basis points to 3.68% for the nine-months ended September 30, 2009, as compared to the three- and nine- month periods ended September 30, 2008.
•	For the three- and nine-month periods ended September 30, 2009, earnings per common share decreased to a loss of $0.72 and $0.44, respectively, as compared to earnings of $0.42 and $1.56 in the comparable periods in the prior year. Diluted earnings per share for the three- and nine-month periods ended September 30, 2009 reflects an increase in common shares issued and outstanding due to the issuance of 741,588 shares related to the TriStone merger in July 2009, an accelerated deemed dividend related to the prepayment of $41.5 million of preferred stock, and cash dividends paid on preferred stock.

•	The allowance for loan losses as a percentage of total loans increased to 1.41% in the third quarter of 2009, as compared to 1.24% in the third quarter of 2008.

•	Average shareholders’ equity increased $66.22 million, or 34.36%, from third quarter 2008 primarily due to the sale of 5.29 million shares of common stock in June 2009, which generated net proceeds of approximately $61.67 million.

Net loss available to common shareholders for the three months ended September 30, 2009, was $12.56 million, or $0.72 per diluted share, compared with net income of $4.55 million, or $0.41 per diluted share, for the three months ended September 30, 2008, a decrease of $17.11 million. The principal cause of the decrease in net income between the three months ended September 30, 2009 and 2008 was other-than-temporary impairment of debt securities totaling $30.53 million.
Net loss available to common shareholders for the nine months ended September 30, 2009, was $6.12 million, or $0.44 per diluted share, compared with net income of $17.10 million, or $1.54 per diluted share, for the nine months ended September 30, 2008, a decrease of $23.22 million. The above referenced impairments also led to the decrease in net income between the nine months ended September 30, 2009 and 2008 coupled with increased provisions for loan losses and a special insurance premium assessment by the FDIC.
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

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Restated)	(Dollars in Thousands)
ASSETS
Earning assets
Loans (2)	$1,362,603	$21,078	6.14%	$1,174,855	$19,286	6.53%
Securities available for sale	536,485	6,636	4.91%	573,046	8,035	5.58%
Securities held to maturity	7,575	154	8.07%	9,559	161	6.70%
Interest-bearing deposits	71,963	55	0.30%	1,435	9	2.50%

Total earning assets	1,978,626	27,923	5.60%	1,758,895	27,491	6.22%
Other assets	290,801			242,296

TOTAL ASSETS	$2,269,427			$2,001,191

LIABILITIES
Interest-bearing deposits
Demand deposits	$209,569	$110	0.21%	$178,632	$73	0.16%
Savings deposits	339,601	639	0.75%	309,364	1,172	1.51%
Time deposits	888,593	6,249	2.79%	632,142	5,439	3.42%

Total interest-bearing deposits	1,437,763	6,998	1.93%	1,120,138	6,684	2.37%
Borrowings
Federal funds purchased	—	—	—	42,702	251	2.34%
Retail repurchase agreements	101,065	333	1.31%	149,984	730	1.94%
Wholesale repurchase agreements	50,000	474	3.76%	50,000	389	3.10%
FHLB borrowings and other indebtedness	196,227	1,789	3.62%	216,789	2,173	3.99%

Total borrowings	347,292	2,596	2.97%	459,475	3,543	3.07%

Total interest-bearing liabilities	1,785,055	9,594	2.13%	1,579,613	10,227	2.58%

Non-interestbearing demand deposits	198,981			211,155
Other liabilities	26,430			17,680
Stockholders’ equity	258,961			192,743

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,269,427			$2,001,191

Net interest income, tax equivalent		$18,329			$17,264

Net interest rate spread (3)			3.47%			3.64%

Net interest margin (4)			3.68%			3.90%

(1)	Fully taxable equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Yield/	Average		Yield/
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Restated)	(Dollars in Thousands)
ASSETS
Earning assets
Loans (2)	$1,308,380	$60,663	6.20%	$1,187,006	$60,456	6.80%
Securities available for sale	535,710	21,378	5.34%	602,802	25,310	5.61%
Securities held to maturity	7,954	490	8.24%	10,849	675	8.31%
Interest-bearing deposits	67,819	133	0.26%	12,363	260	2.81%

Total earning assets	1,919,863	82,664	5.76%	1,813,020	86,701	6.39%
Other assets	289,013			232,933

TOTAL ASSETS	$2,208,876			$2,045,953

LIABILITIES
Interest-bearing deposits
Demand deposits	$199,235	$270	0.18%	$171,661	$213	0.17%
Savings deposits	323,387	1,836	0.76%	314,903	3,847	1.63%
Time deposits	864,503	19,535	3.02%	648,282	18,483	3.81%

Total interest-bearing deposits	1,387,125	21,641	2.09%	1,134,846	22,543	2.65%
Borrowings
Federal funds purchased	—	—	—	18,241	330	2.42%
Retail repurchase agreements	103,000	1,057	1.37%	151,107	2,540	2.25%
Wholesale repurchase agreements	50,000	1,449	3.87%	50,000	1,077	2.88%
FHLB borrowings and other indebtedness	206,643	5,745	3.72%	252,520	7,732	4.09%

Total borrowings	359,643	8,251	3.07%	471,868	11,679	3.31%

Total interest-bearing liabilities	1,746,768	29,892	2.29%	1,606,714	34,222	2.85%

Non-interestbearing demand deposits	199,986			213,934
Other liabilities	25,517			19,326
Stockholders’ equity	236,605			205,979

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,208,876			$2,045,953

Net interest income, tax equivalent		$52,772			$52,479

Net interest rate spread (3)			3.47%			3.54%

Net interest margin (4)			3.68%			3.87%

(1)	Fully Taxable Equivalent (“FTE”) at the rate of 35%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest-earning assets.

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

The allowance for loan losses was $19.71 million at September 30, 2009, $17.78 million at December 31, 2008 and $14.51 million at September 30, 2008. The Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
	(Restated)		(Restated)
Allowance for loan losses
Beginning balance	$18,543	$13,433	$17,782	$12,833
Provision for loan losses	3,819	3,461	8,519	4,721
Charge-offs	(2,993)	(2,601)	(7,404)	(4,765)
Recoveries	341	217	813	1,721

Net charge-offs	(2,652)	(2,384)	(6,591)	(3,044)

Ending balance	$19,710	$14,510	$19,710	$14,510

The total allowance for loan losses to loans held for investment ratio was 1.41% at September 30, 2009, compared with 1.37% at December 31, 2008, and 1.24% at September 30, 2008. There was no allowance for loan losses carried over related to the loans acquired from TriStone. Excluding the impact of that acquisition, the ratio of allowance for loan losses to loans held for investment was 1.56%. Management considers the allowance adequate based upon its analysis of the portfolio as of September 30, 2009. Management believes that it uses relevant information available to make determinations about the allowance. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.
Throughout the third quarter and first nine months of 2009, the Company incurred net charge-offs of $2.65 million and $6.59 million, respectively, compared with $2.38 million and $3.04 million in the respective periods of 2008. Annualized net charge-offs for the third quarter and first nine months of 2009 were 0.77% and 0.67%, respectively. The Company made provisions for loan losses of $3.82 million and $8.52 million for the third quarter and first nine months of 2009, respectively, compared to $3.46 million and $4.72 million in the respective periods of 2008. Provisions for loan losses covered 144.00% and 129.25% of charge offs for the three- and nine-month periods ended September 30, 2009. The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2008 reflective of increases in unemployment and the general impact of recessionary conditions and stress in the residential real estate market. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral, including residential and commercial real estate.
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
For a more detailed discussion of activities regarding investment securities and impairment charges, please see Note 4 to the Financial Statements.
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
For the third quarter of 2009, the income tax benefit was $9.78 million compared with income taxes of $1.75 million for the third quarter of 2008. For the quarters ended September 30, 2009 and 2008, the effective tax (benefit)/expense rates were (45.85%) and 27.81%, respectively. The increase in the effective benefit rate is due largely to the reduction in taxable income and annual tax return true-ups. For the nine months ended September 30, 2009, the income tax benefit was $6.62 million compared with income taxes of $6.75 million for the same period in 2008. For the nine months ended September 30, 2009 and 2008, the effective tax (benefit)/expense rates were (62.59%) and 28.30%, respectively. The increase in the effective benefit rate is due largely to the reduction in taxable income and annual tax return true-ups.
FINANCIAL CONDITION
Total assets at September 30, 2009, increased $164.74 million, or 7.73%, to $2.30 billion from December 31, 2008. The increase reflects the acquisition of TriStone, net increases in the customer deposits as a result of deposit campaigns and a general movement of funds into FDIC-insured products and continued loan payoffs.
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

For a more detailed discussion of activities regarding investment securities and impairment charges, please see Note 4 to the Financial Statements.
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
Stockholders’ Equity
Total stockholders’ equity increased $44.91 million, or 20.48%, from $220.34 million at December 31, 2008, to $264.12 million at September 30, 2009. In June 2009, we completed the sale of 5.29 million shares of our common stock in a public offering. The purchase price was $12.50 per share, and net proceeds from the sale totaled approximately $61.67 million. In July 2009, in connection with the TriStone acquisition we issued 741,588 shares of the Company’s common stock for approximately $10.13 million towards the total purchase price of $10.78 million. Other changes in equity were the result of a net loss of $3.96 million, less preferred dividends of $1.12 million, common dividends declared of $4.62 million, the cumulative effect adjustment of $6.13 million, and other comprehensive income of $23.15 million.
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

Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At September 30, 2009, the Company’s total capital to risk-weighted assets ratio was 13.15% compared with 12.94% at December 31, 2008. The Company’s Tier 1 capital to risk-weighted assets ratio was 12.07% at September 30, 2009, compared with 11.84% at December 31, 2008. The Company’s Tier 1 leverage ratio at September 30, 2009, was 10.04% compared with 9.70% at December 31, 2008. All of the Company’s regulatory capital ratios exceed the current well-capitalized levels. Regulatory capital ratios decreased from December 31, 2008, primarily because of common stock offering, offset by the treatment of certain debt securities when rated below investment grade.
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

PART I. ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). As a result of the restatement described in Note 2. Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A, management concluded that, as of September 30, 2009, the Company did not maintain effective controls to ensure the appropriate calculation of its allowance for loan losses. Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized. Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error. Solely because of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009. As of July 27, 2010, the Company has corrected the computational error in its model for calculating the allowance for loan losses.
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
Changes in Internal Control Over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. Except for the foregoing, there were no changes in the Company’s internal control over financial reporting for the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, and in our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009, you should carefully consider the following additional risk factor
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
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
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
Not Applicable
ITEM 5. Other Information
Not Applicable
ITEM 6. Exhibits
(a)	Exhibits

Exhibit
No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)

3(ii)	Certificate of Designation Series A Preferred Stock (22)

3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Reserved.

4.6	Warrant to purchase 88,273 shares of common stock of First Community Bancshares, Inc (22)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

Exhibit
No.	Exhibit

10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)

10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)

10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)

10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)

10.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004). (14)

10.7**	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Reserved.

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	Reserved.

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)

10.13	Reserved.

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)

10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)

10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)

10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)

10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)

10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo (26)

10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly (26)

10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills (26)

10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell (26)

10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert L. Schumacher (26)

10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown (25)

10.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans (25)

31.1*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/a5d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.

**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 19, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

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