Form 10-K/A
period 2009-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-08-16
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

Class — Common Stock, $1.00 Par Value; 17,765,164 shares outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders held on April 27, 2010, are incorporated by reference in Part III of this Form 10-K/A.

Explanatory Note

Overview

First Community Bancshares, Inc. (“the Company”) is filing this second amendment to its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), to amend and restate financial statements and other financial information in the Original Filing as filed with the Securities and Exchange Commission (“SEC”) to reflect the correction of a computational error in its model used to calculate its allowance for loan losses. For the same reason, the Company also is restating the financial statements and other financial information filed with the SEC for the year ended December 31, 2008 and each of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and March 31, 2010.

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

Amendments to the Original Filing

The following sections of this Annual Report on Form 10-K/A have been revised to reflect the restatement: Part I — Item 1 — Business and Item 1A — Risk Factors; Part II — Item 6 — Selected Financial Data, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 — Financial Statements and Supplementary Data and Item 9A — Controls and Procedures; and Part IV — Item 15 — Exhibits and Financial Statement Schedules. Except to the extent relating to the restatement of the Company’s financial statements and other financial information described above, the financial statements and other disclosures in this Annual Report on Form 10-K/A do not reflect any events that have occurred after the Original Filing was filed with the SEC on March 4, 2010. This Annual Report on Form 10-K/A does not modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Although the Company is amending only certain portions of its Annual Report on Form 10-K for the year ended December 31, 2009, for convenience and ease of reference, it is filing the entire Annual Report on this Form 10-K/A.

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

Operating Segments

The Company’s operations are managed along two reportable business segments consisting of community banking and insurance services. See Note 20 — Segment Information in the Notes to the Consolidated Financial Statements included in Item 8 hereof.

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

Under both guidelines, Tier 1 capital (sometimes referred to as “core capital”) is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital). Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include: allowances for loan and lease losses (limited to 1.25% of risk-weighted assets), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. At December 31, 2009, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.56% and its ratio of total capital to risk-weighted assets was 13.81%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their overall condition. At December 31, 2009, the Company’s leverage ratio was 8.51%.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. See “Regulation and Supervision — The Company — Capital Adequacy Requirements” above. At December 31, 2009, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 10.50% and its ratio of total capital to total risk-weighted assets was 11.76%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. At December 31, 2009, the Bank’s leverage ratio was 7.09%.

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

The Company has experienced increases in the levels of non-performing assets and loan charge-offs in recent periods. The Company’s total non-performing assets amounted to $22.11 million at December 31, 2009, $14.09 million at December 31, 2008, and $3.47 million at December 31, 2007. The Company had $9.31 million of net loan charge-offs for the year ended December 31, 2009, compared to $5.45 million and $2.43 million in net loan charge-offs for the years ended December 31, 2008 and 2007, respectively. The Company’s provision for loan losses was $15.80 million for the year ended December 31, 2009, $9.23 million for the year ended December 31, 2008, and $717 thousand for the year ended December 31, 2007. At December 31, 2009, the ratios of the Company’s allowance for loan losses to non-accrual loans and to total loans outstanding was 138.51% and 1.74%, respectively. Additional increases in the Company’s non-performing assets or loan charge-offs may require it to increase its allowance for loan losses, which would have an adverse effect upon the Company’s future results of operations.

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

In the third quarter of 2009, the Company completed its acquisition of TriStone Community Bank, located in Winston-Salem, North Carolina. Details of recent acquisitions are presented in Note 3 — Merger, Acquisition and Branching Activity in the Notes to the Consolidated Financial Statements included in Item 8 hereof.

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

Cash dividends on common stock for 2009 totaled $0.30 per share and $1.12 per share in 2008. Total dividends paid on common stock for the current and prior years totaled $4.62 million and $12.45 million, respectively. Total dividends paid on preferred stock for the 2009 totaled $1.12 million. Details of the restrictions on cash dividends are set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources in Item 6 hereof and Note 15 — Regulatory Capital Requirements and Restrictions of the Notes to Consolidated Financial Statements included in Item 8 hereof.

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

The consolidated selected financial data set forth in this Item 6 for the year ended December 31, 2009 has been restated. For additional information concerning the restated financial information, see Note 2 - Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K/A.

	At or for the Year Ended December 31,
Five-Year Selected Financial Data	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
	(Restated)	(Restated)

Balance Sheet Summary (at end of period)
Securities	$493,511	$529,393	$676,195	$528,389	$428,554
Loans held for sale	11,576	1,024	811	781	1,274
Loans, net of unearned income	1,393,931	1,298,159	1,225,502	1,284,863	1,331,039
Allowance for loan losses	24,277	17,782	12,833	14,549	14,736
Total assets	2,273,283	2,132,187	2,149,838	2,033,698	1,952,483
Deposits	1,645,960	1,503,758	1,393,443	1,394,771	1,403,220
Borrowings	352,558	381,791	517,843	406,556	335,885
Total liabilities	2,021,016	1,912,972	1,932,740	1,820,968	1,757,982
Stockholders’ equity	252,267	219,215	217,098	212,730	194,501
Summary of Earnings
Total interest income	$107,934	$110,765	$127,591	$120,026	$109,508
Total interest expense	38,682	44,930	59,276	48,381	35,880
Net interest income	69,252	65,835	68,315	71,645	73,628
Provision for loan losses	15,801	9,226	717	2,706	3,706
Net interest income after provision for loan losses	53,451	56,609	67,598	68,939	69,922
Non-interest income	25,186	32,297	24,831	21,323	22,305
Investment securities impairment	78,863	29,923	—	—	—
Non-interest expense	66,624	60,516	50,463	49,837	55,591
(Loss) income from continuing operations before income taxes	(66,850)	(1,533)	41,966	40,425	36,636
Income (benefit) tax expense	(28,154)	(3,487)	12,334	11,477	10,191
(Loss) income from continuing operations	(38,696)	1,954	29,632	28,948	26,445
Loss from discontinued operations before income taxes	—	—	—	—	(233)
Income tax benefit	—	—	—	—	(91)
Loss from discontinued operations	—	—	—	—	(142)
Net (loss) income	(38,696)	1,954	29,632	28,948	26,303
Dividends on preferred stock	2,160	255	—	—	—
Net (loss) income available to common shareholders	(40,856)	1,699	29,632	28,948	26,303

	At or for the Year Ended December 31,
Five-Year Selected Financial Data-continued	2009	2008	2007	2006	2005
	(Restated)	(Restated)

Per Share Data
Basic (loss) earnings per common share	$(2.75)	$0.15	$2.64	$2.58	$2.33
Basic (loss) earnings per common share-continuing operations	(2.75)	0.15	2.64	2.58	2.35
Basic loss per common share-discontinued operations	—	—	—	—	(0.02)
Diluted (loss) earnings per common share	$(2.75)	$0.15	$2.62	$2.57	$2.32
Diluted (loss) earnings per common share-continuing operations	(2.75)	0.15	2.62	2.57	2.33
Diluted loss per common share-discontinued operations	—	—	—	—	(0.01)
Cash dividends	$0.30	$1.12	$1.08	$1.04	$1.02
Book value per common share at year-end	$14.20	$15.36	$19.61	$18.92	$17.29
Selected Ratios
Return on average assets	−1.83%	0.08%	1.39%	1.46%	1.37%
Return on average equity	−16.73%	0.86%	13.54%	14.32%	13.79%
Average equity to average assets	10.95%	9.86%	10.30%	10.21%	9.91%
Dividend payout	—	—	40.91%	40.31%	43.78%
Risk based capital to risk adjusted assets	13.81%	12.94%	12.34%	12.69%	11.65%
Leverage ratio	8.51%	9.70%	8.09%	8.50%	7.77%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restatement

As a result of a routine internal audit, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses. In connection with its determination of the appropriate loan loss reserve at December 31, 2008, the Company made certain modifications to its loan loss reserve model with respect to a $130.76 million pool of loans. However, in calculating the loan loss reserves for this pool of loans, the historical quarterly net charge-off rates were not annualized as was the case with all other quarterly loss rates in the model. The Company has corrected the computational error in its model for calculating the allowance for loan losses. The financial information for the year ending December 31, 2009 provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the correction of the computational error. For additional information, see the Explanatory Note immediately preceding Part I, Item 1 and Note 2. - Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K/A.

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
RESULTS OF OPERATIONS

2009 COMPARED TO 2008

The net loss available to common shareholders for 2009 was $40.86 million, a decrease of $42.56 million from net income available to common shareholders of $1.70 million in 2008. Basic and diluted loss per common share for 2009 was $2.75, compared with basic and diluted earnings per common share of $0.15 in 2008. The significant decline in earnings in 2009 reflects pre-tax impairment charges and losses on the sale of securities amounting to $90.54 million. The Company’s returns on average assets was a negative 1.83% in 2009 and 0.08% in 2008. Return on equity was a negative 16.73% in 2009 and 0.86% in 2008.

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

Average Balance Sheets and Net Interest Income Analysis

	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
	(Dollars in thousands)
	(Restated)

Earning Assets:
Loans held for investment:(2)	1,333,112	82,785	6.21%	1,199,076	80,305	6.70%	1,251,028	93,561	7.48%
Available-for-sale securities	537,278	27,638	5.14%	576,864	33,438	5.80%	625,413	36,113	5.77%
Held-to-maturity securities	7,828	643	8.21%	10,302	849	8.24%	15,220	1,212	7.96%
Interest bearing deposits with banks	62,242	165	0.27%	15,489	306	1.98%	24,662	1,175	4.76%

Total earning assets	1,940,460	111,231	5.73%	1,801,731	114,898	6.38%	1,916,323	132,061	6.89%
Other assets	288,450			244,455			208,916

Total	$2,228,910			$2,046,186			$2,125,239

Interest-bearing liabilities:
Demand deposits	$205,997	$443	0.22%	$174,809	$292	0.17%	$147,856	$456	0.31%
Savings deposits	334,217	2,588	0.77%	312,363	4,693	1.50%	330,969	7,327	2.21%
Time deposits	863,357	24,765	2.87%	671,729	24,807	3.69%	697,996	30,974	4.44%

Total interest bearing deposits	1,403,571	27,796	1.98%	1,158,901	29,792	2.57%	1,176,821	38,757	3.29%
Borrowings:
Federal funds purchased	—	—	—	15,942	362	2.27%	5,773	312	5.40%
Retail repurchase agreements	101,775	1,375	1.38%	143,159	3,029	2.12%	167,359	5,809	3.47%
Wholesale repurchase agreements	50,000	1,922	3.84%	50,000	1,630	3.26%	50,000	2,181	4.36%
FHLB borrowings and other debt	204,678	7,589	3.71%	244,801	10,117	4.13%	258,644	12,217	4.72%

Total borrowings	356,453	10,886	3.05%	453,902	15,138	3.34%	481,776	20,519	4.26%

Total interest bearing liabilities	1,760,024	38,682	2.20%	1,612,803	44,930	2.79%	1,658,597	59,276	3.57%
Demand deposits	199,917			211,791			228,583
Other liabilities	24,832			19,850			19,210
Stockholders’ equity	244,137			201,742			218,849

Total	$2,228,910			$2,046,186			$2,125,239

Net interest income		$72,549			$69,968			$72,785

Net interest rate spread(3)			3.53%			3.59%			3.32%

Net interest margin(4)			3.74%			3.88%			3.80%

(1)	Fully taxable equivalent at the rate of 35%.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the tax equivalent yield on earning assets and cost of funds.

(4)	Represents tax equivalent net interest income divided by average interest earning assets.

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

Provision for Loan Losses

The provision for loan losses for 2009 was $15.80 million, an increase of $6.58 million compared with 2008. The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs escalated during 2009. Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluations of various categories of collateral, including real estate and marketable securities. Net charge-offs for 2009 and 2008 were $9.31 million and $5.45 million, respectively. Expressed as a percentage of average loans, net charge-offs increased to 0.70% for 2009 from 0.45% in 2008.

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

Consolidated income taxes for 2009 were a benefit of $28.15 million compared with a benefit of $3.49 million in 2008. The effective tax rate for 2009 was 42.12%. The effective tax rate for 2008 was not meaningful due to the levels of pre-tax income. The level of tax benefit increased in 2009 due to higher pre-tax loss levels over 2008.

2008 COMPARED TO 2007

Net income available to common shareholders for 2008 was $1.70 million, a decrease of $27.93 million from $29.63 million in 2007. Basic and diluted earnings per common share for 2008 were $0.15 compared with basic and diluted earnings per common share of $2.64 and $2.62, respectively, in 2007. The significant decline in earnings in 2008 reflects a fourth quarter non-cash pre-tax impairment charge of $29.92 million on certain investment securities. The Company’s key profitability ratios are return on average assets and return on average equity. Returns on average assets for 2008 and 2007 were 0.08% and 1.39%, respectively.

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

Consolidated income taxes for 2008 were a benefit of $3.49 million compared with an expense of $12.33 million in 2007. The effective tax rate for 2008 is not meaningful due to the level of pre-tax income and the effective tax rate for 2007 was 29.39%.

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

Loan Portfolio Summary

	December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands)
	(Restated)	(Restated)

Commercial, financial and
agricultural	$96,366	$85,034	$96,261	$106,645	$110,211
Real estate — commercial	450,611	407,638	386,112	421,067	464,510
Real estate — construction	124,896	130,610	163,310	158,566	143,976
Real estate — residential	657,367	602,573	498,345	506,370	504,387
Consumer	60,090	66,259	75,450	88,679	106,206
Other	4,601	6,046	6,027	3,549	1,808

Total	1,393,931	1,298,160	1,225,505	1,284,876	1,331,098
Less unearned income	—	1	3	13	59

	1,393,931	1,298,159	1,225,502	1,284,863	1,331,039
Less allowance for loan losses	24,277	17,782	12,833	14,549	14,736

Net loans	$1,369,654	$1,280,377	$1,212,669	$1,270,314	$1,316,303

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

The allowance for loan losses was $24.28 million at December 31, 2009, compared with $17.78 million at December 31, 2008, an increase of $6.50 million. The increase in the allowance was primarily influenced by the effect of net charge-off activity during the year, which totaled $9.31 million as of December 31, 2009, as compared to $5.45 million as of December 31, 2008, on provision expense.

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

The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2005 through 2009.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
	(Restated)	(Restated)

Allowance for loan losses at beginning of period	$17,782	$12,833	$14,549	$14,736	$16,339
Acquisition balances	—	1,169	—	—	—
Charge-offs:
Commercial, financial, and agricultural	6,742	3,079	1,874	1,522	4,481
Real estate — construction	274	731	75	51	148
Real estate — mortgage	2,295	1,625	962	1,579	770
Installment loans to individuals	1,044	1,936	1,384	1,391	1,537

Total charge-offs	10,355	7,371	4,295	4,543	6,936

Recoveries:
Commercial, financial, and agricultural	570	1,336	720	881	1,232
Real estate — construction	23	5	3	1	112
Real estate — mortgage	111	121	567	275	183
Installment loans to individuals	345	463	572	493	492

Total recoveries	1,049	1,925	1,862	1,650	2,019

Net charge-offs	9,306	5,446	2,433	2,893	4,917
Provision charged to operations	15,801	9,226	717	2,706	3,706
Reclassification of allowance for lending-related commitments(1)	—	—	—	—	(392)

Allowance for loan losses at end of period	$24,277	$17,782	$12,833	$14,549	$14,736

Ratio of net charge-offs to average loans outstanding	0.70%	0.45%	0.19%	0.22%	0.38%
Ratio of allowance for loan losses to total loans outstanding	1.74%	1.37%	1.05%	1.13%	1.11%

(1)	At June 30, 2005, the Company reclassified $392 thousand of its allowance for loan losses to a separate allowance for lending-related liabilities. Net income and prior period balances were not affected by this reclassification. The allowance for lending-related liabilities is included in other liabilities.

The following table details the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2009.

	December 31,
	2009		2008		2007		2006		2005
	(Restated)		(Restated)
	(Dollars in thousands)

Commercial, financial, and
agricultural	$10,508	39%	$6,224	38%	$7,118	39%	$8,153	41%	$9,627	43%
Real estate — construction	3,246	9%	2,300	10%	409	13%	378	12%	452	11%
Real estate — mortgage	8,191	47%	6,760	46%	3,613	41%	3,745	39%	2,377	38%
Installment loans to individuals	1,999	5%	2,025	6%	1,693	7%	2,273	8%	2,281	8%
Unallocated	333		473		—		—		—

Total	$24,277	100%	$17,782	100%	$12,833	100%	$14,549	100%	$14,737	100%

Risk Elements

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). The levels of non-performing assets for the last five years ending December 31, 2009, are presented in the following table.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
	(Restated)	(Restated)

Non-accrual loans	$17,527	$12,763	$2,923	$3,813	$3,383

Loans 90 days or more past due and still accruing interest	—	—	—	—	11

Total non-performing loans	17,527	12,763	2,923	3,813	3,394

Other real estate owned	4,578	1,326	545	258	1,400

Total non-performing assets	$22,105	$14,089	$3,468	$4,071	$4,794

Non-performing loans as a percentage of total loans	1.26%	0.98%	0.24%	0.30%	0.25%
Non-performing assets as a percentage of total loans and other real estate owned	1.58%	1.08%	0.28%	0.32%	0.36%
Allowance for loan losses as a percentage of non-performing loans	138.5%	139.3%	439.0%	381.6%	434.2%
Allowance for loan losses as a percentage of non-performing assets	109.8%	126.2%	370.0%	357.4%	307.4%
Restructured loans performing in accordance with modified terms	$3,215	$113	$245	$272	$302

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

The Company has considered all loans determined to be impaired in the evaluation of the adequacy of the allowance for loan losses at December 31, 2009. The following table presents additional detail of non-performing and restructured loans for the five years ended December 31, 2009. Additional information regarding non-performing loans can be found in Note 6 — Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8 hereof.

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

The Company increased the quarterly provisions for loan losses and the allowance for loan losses during 2009. Excluding the effect of the TriStone merger in July 2009, the Company increased the allowance for loan losses to 1.92% of total loans as of December 31, 2009. Nonperforming loans increased during 2009 due to the weakness in the real estate market and the recessionary economic conditions experienced during the year. As a result of the increase in charge-offs, the Company deemed it appropriate to increase key qualitative factors that adjust the increasing historical loss rates in its allowance model. Those increases have resulted in increases in the allowance as a percentage of total loans.

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

Stockholders’ Equity

Total stockholders’ equity increased $33.05 million to $252.27 million at December 31, 2009. In June 2009, the Company completed the sale of 5.29 million shares of its Common Stock in a public offering. The purchase price was $12.50 per share, and net proceeds from the sale totaled approximately $61.67 million. In July 2009, in connection with the TriStone acquisition the Company issued 741,588 shares of its Common Stock for approximately $10.13 million towards the total purchase price of $10.78 million. In December 2009, the Company issued 22,008 and 43,054 additional shares of its Common Stock to the former shareholders of GreenPoint and IPC, respectively.

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

Risk-Based Capital

Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. At December 31, 2009, the Company’s Tier I capital ratio was 12.56% compared with 11.84% in 2008. The Company’s total risk-based capital-to-asset ratio was 13.81% at December 31, 2009, compared with 12.94% at December 31, 2008. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies by the Federal Reserve Board. The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2009, was 8.51% versus 9.70% at December 31, 2008, both of which are well above the minimum levels prescribed by the Federal Reserve Board. See Note 15 — Regulatory Capital Requirements and Restrictions in the Notes to Consolidated Financial Statements in Item 8 hereof.

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

Insurance Services

The Company offers insurance services through its subsidiary GreenPoint. Revenues are derived mainly from commissions paid on policies sold. Commission revenue was $6.99 million for 2009 compared to $4.99 million for 2008. GreenPoint made two large acquisitions during 2008, REL Insurance in Greensboro, North Carolina, and Carr & Hyde in Warrenton, Virginia. Those two agencies added combined annualized revenues of over $3 million in 2009. See Note 20 — Segment Information of the Notes to the Consolidated Financial Statements include in Item 8 hereof.

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

Rate Sensitivity Analysis

December 31, 2009 Simulation
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change
	(Dollars in thousands)

200	$(1,405)	(1.9)	$(18,634)	(6.9)
100	(866)	(1.2)	(7,715)	(2.9)
(100)	2,117	2.9	16,087	5.9

December 31, 2008 Simulation
Increase (Decrease)	Change in		Change in
in Interest Rates	Net Interest	%	Market Value	%
(Basis Points)	Income	Change	of Equity	Change

200	$1,479	2.3	$(8,040)	(3.7)
100	1,493	2.3	719	0.3
(100)	1,874	2.9	(21,443)	(9.9)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
(Amounts in thousands, except share and per share data)	(Restated)	(Restated)

ASSETS
Cash and due from banks	$36,265	$39,310
Federal funds sold	61,376	—
Interest-bearing balances with banks	3,700	7,129

Total cash and cash equivalents	101,341	46,439
Securities available for sale	486,057	520,723
Securities held to maturity	7,454	8,670
Loans held for sale	11,576	1,024
Loans held for investment, net of unearned income	1,393,931	1,298,159
Less allowance for loan losses	24,277	17,782

Net loans held for investment	1,369,654	1,280,377
Premises and equipment, net	56,946	55,024
Other real estate owned	4,578	1,326
Interest receivable	8,610	10,084
Goodwill	84,648	83,192
Other intangible assets	6,413	6,420
Other assets	136,006	118,908

Total Assets	$2,273,283	$2,132,187

LIABILITIES
Deposits:
Non-interest bearing	$208,244	$199,712
Interest bearing	1,437,716	1,304,046

Total Deposits	1,645,960	1,503,758
Interest, taxes and other liabilities	22,498	27,423
Securities sold under agreements to repurchase	153,634	165,914
FHLB borrowings and other indebtedness	198,924	215,877

Total Liabilities	2,021,016	1,912,972

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued and outstanding at 2009 and 41,500 at 2008	—	40,419
Common stock, $1 par value; shares authorized: 25,000,000; shares issued: 18,082,822 at 2009 and 12,051,234 at 2008; shares outstanding: 17,765,164 at 2009 and 11,567,449 at 2008	18,083	12,051
Additional paid-in capital	190,967	128,526
Retained earnings	66,760	106,104
Treasury stock, at cost	(9,891)	(15,368)
Accumulated other comprehensive loss	(13,652)	(52,517)

Total Stockholders’ Equity	252,267	219,215

Total Liabilities and Stockholders’ Equity	$2,273,283	$2,132,187

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
(Amounts in thousands, except share and per share data)	(Restated)	(Restated)

Interest Income
Interest and fees on loans	$82,704	$80,224	$93,501
Interest on securities-taxable	19,093	22,714	24,725
Interest on securities-nontaxable	5,972	7,521	8,190
Interest on federal funds sold and deposits in banks	165	306	1,175

Total interest income	107,934	110,765	127,591

Interest Expense
Interest on deposits	27,796	29,792	38,757
Interest on short-term borrowings	3,297	5,252	9,760
Interest on long-term debt	7,589	9,886	10,759

Total interest expense	38,682	44,930	59,276

Net Interest Income	69,252	65,835	68,315
Provision for loan losses	15,801	9,226	717

Net interest income after provision for loan losses	53,451	56,609	67,598

Noninterest Income
Wealth management income	4,147	4,100	3,880
Service charges on deposit accounts	13,892	14,067	11,387
Other service charges, commissions and fees	4,715	4,248	3,600
Insurance commissions	6,988	4,988	1,142
Total impairment losses on securities	(88,435)	(29,923)	—
Portion of loss recognized in other comprehensive income	9,572	—	—

Net impairment losses recognized in earnings	(78,863)	(29,923)	—
Net (losses) gains on sale of securities	(11,673)	1,899	411
Gain on acquisition	4,493	—	—
Other operating income	2,624	2,995	4,411

Total noninterest income	(53,677)	2,374	24,831

Noninterest Expense
Salaries and employee benefits	31,385	29,876	25,848
Occupancy expense of bank premises	5,889	5,102	4,180
Furniture and equipment expense	3,746	3,740	3,370
Amortization of intangible assets	1,028	689	467
Prepayment penalties on FHLB advances	88	1,647	—
FDIC premiums and assessments	4,262	202	—
Merger related expenses	1,726	—	—
Other operating expense	18,500	19,260	16,598

Total noninterest expense	66,624	60,516	50,463

Income (loss) before income taxes	(66,850)	(1,533)	41,966
Income tax (benefit) expense	(28,154)	(3,487)	12,334

Net (loss) income	(38,696)	1,954	29,632
Dividends on preferred stock	2,160	255	—

Net (loss) income available to common shareholders	$(40,856)	$1,699	$29,632

Basic earnings (loss) per common share	$(2.75)	$0.15	$2.64

Diluted earnings (loss) per common share	$(2.75)	$0.15	$2.62

Dividends declared per common share	$0.30	$1.12	$1.08

Weighted average basic shares outstanding	14,868,547	11,058,076	11,204,676

Weighted average diluted shares outstanding	14,868,547	11,134,025	11,292,871

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
(Amounts in thousands)	(Restated)	(Restated)

Cash flows from operating activities
Net income (loss)	$(38,696)	$1,954	$29,632
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	15,801	9,226	717
Depreciation and amortization of premises and equipment	4,028	3,885	3,276
Intangible amortization	1,028	689	467
Net investment amortization and accretion	1,234	(161)	534
Gains (losses) on the sale of assets	11,599	(1,839)	(357)
Net gain on acquisitions	(4,493)	—	—
Mortgage loans originated for sale	(35,249)	(32,704)	(42,598)
Proceeds from sale of mortgage loans	27,464	32,672	42,822
Gain on sale of loans	(83)	(181)	(254)
Equity-based compensation expense	153	260	271
Deferred income tax (benefit) expense	(18,866)	(13,324)	216
Decrease (increase) in interest receivable	2,071	3,071	(324)
Excess tax benefit from stock-based compensation	(2)	(85)	(327)
Prepayment penalty	88	1,647	—
Contribution of treasury stock to 401(k) plan	1,414	1,208	—
FDIC prepayment	(10,885)	—	—
Net impairment losses recognized in earnings	78,863	29,923	—
Net changes in other assets and liabilities	(20,338)	(2,651)	2,581

Net cash provided by (used in) operating activities	15,131	33,590	36,656

Cash flows from investing activities
Proceeds from sales of securities available for sale	167,071	128,888	12,010
Proceeds from maturities and calls of securities available for sale	77,178	87,144	28,635
Proceeds from maturities and calls of held to maturity securities	1,238	3,417	7,907
Purchase of securities available for sale	(218,961)	(171,446)	(211,321)
Net decrease in loans made to customers	18,902	58,473	56,623
Net redemption (purchase) of FHLB stock	351	4,013	(4,207)
Cash provided by (used in) divestitures and acquisitions, net	21,749	(4,661)	(5,364)
Purchase of premises and equipment	(4,380)	(6,040)	(15,160)
Proceeds from sale of equipment	327	21	526

Net cash provided by (used in) investing activities	63,475	99,809	(130,351)

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	71,436	(52,079)	2,158
Net (decrease) increase in time deposits	(71,931)	24,788	(3,649)
Net (decrease) increase in FHLB and other borrrowings	(25,130)	(76,039)	93,272
FHLB debt prepayment fees	(88)	(1,647)	—
Net (decrease) increase in federal funds purchased	—	(18,500)	10,800
Net (decrease) increase in securities sold under agreement to repurchase	(12,280)	(41,513)	6,242
Redemption of preferred stock	(41,500)	—	—
Net proceeds from the issuance of common stock	61,668	—	—
Net proceeds from the issuance of preferred stock	—	41,409	—
Proceeds from the exercise of stock options	21	464	781
Excess tax benefit from stock-based compensation	2	85	327
Acquisition of treasury stock	(167)	(4,222)	(9,170)
Preferred dividends paid	(1,116)	—	—
Common dividends paid	(4,619)	(12,452)	(12,079)

Net cash provided by (used in) financing activities	(23,704)	(139,706)	88,682

Net increase (decrease) in cash and cash equivalents	54,902	(6,307)	(5,013)
Cash and cash equivalents at beginning of year	46,439	52,746	57,759

Cash and cash equivalents at end of year	$101,341	$46,439	$52,746

Supplemental information — Noncash items
Transfers of loans to other real estate	$6,490	$2,653	$1,342
Cumulative effect adjustment, net of tax	$6,131	$—	$—

(See Note 1 for detail of income taxes and interest paid and Note 3 for supplemental information regarding detail of cash paid in acquisitions.)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Total
	(Amounts in thousands, except share and per share information)

Balance January 1, 2007	$—	$11,499	$108,806	$100,117	$(7,924)	$232	$212,730
Comprehensive income:
Net income	—	—	—	29,632	—	—	29,632
Other comprehensive income (loss) — See note 18	—	—	—	—	—	(7,515)	(7,515)

Comprehensive income (loss)	—	—	—	29,632	—	(7,515)	22,117

Common dividends declared ($1.08 per share)	—	—	—	(12,079)	—	—	(12,079)
Purchase of 287,500 treasury shares at $31.89 per share	—	—	—	—	(9,170)	—	(9,170)
Acquisition of GreenPoint Insurance Group (49,088 shares)	—	—	133	—	1,524	—	1,657
Acquisition of Investment Planning Consultants (13,401 shares)	—	—	30	—	425	—	455
Equity-based compensation	—	—	169	—	102	—	271
Tax benefit from exercise of stock options	—	—	336	—	—	—	336
Common stock options exercised (45,665 shares)	—	—	(649)	—	1,430	—	781

Balance December 31, 2007	$—	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098

Comprehensive income:
Net income (restated)	$—	$—	$—	$1,954	$—	$—	$1,954
Other comprehensive income (loss) — See note 18	—	—	—	—	—	(45,234)	(45,234)

Comprehensive income (loss)	—	—	—	1,954	—	(45,234)	(43,280)

Cumulative effect of change in accounting principle				(813)			(813)
Preferred stock issuance, net	40,395	—	(91)	—	—	—	40,304
Common stock warrant issuance	—	—	1,105	—	—	—	1,105
Preferred dividend, net	24	—	—	(255)	—	—	(231)
Common dividends declared ($1.12 per share)	—	—	—	(12,452)	—	—	(12,452)
Purchase of 132,100 treasury shares at $31.96 per share	—	—	—	—	(4,222)	—	(4,222)
Acquisition of Coddle Creek (552,216 shares)	—	552	18,588	—	—	—	19,140
Acquisition of GreenPoint Insurance Group (7,728 shares)	—	—	22	—	245	—	267
Acquisition of Investment Planning Consultants (8,361 shares)	—	—	(26)	—	266	—	240
Contribution of treasury stock to 401(k) plan (37,775 shares)	—	—	8	—	1,200	—	1,208
Equity-based compensation	—	—	244	—	16	—	260
Tax benefit from exercise of stock options	—	—	127	—	—	—	127
Common stock options exercised (22,323 shares)	—	—	(276)	—	740	—	464

Balance December 31, 2008 (restated)	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215

Cumulative effect of change in accounting principle	$—	$—	$—	$6,131	$—	$(6,131)	$—
Comprehensive income:
Net (loss) income (restated)	—	—	—	(38,696)	—	—	(38,696)
Other comprehensive income — See note 18	—	—	—	—	—	44,996	44,996

Comprehensive income (restated)	—	—	—	(32,565)	—	38,865	6,300

Preferred dividend, net	1,081	—	(37)	(2,160)	—	—	(1,116)
Common dividends declared ($0.30 per share)	—	—	—	(4,619)	—	—	(4,619)
Redemption of preferred stock	(41,500)	—	—	—	—	—	(41,500)
Purchase of 13,500 treasury shares at $12.29 per share	—	—	—	—	(167)	—	(167)
Acquisition of GreenPoint Insurance Group (22,008 shares)	—	—	(404)	—	685	—	281
Acquisition of Investment Planning Consultants (43,054 shares)	—	—	(851)	—	1,341	—	490
Acquisition of TriStone Community Bank (741,588 shares)	—	742	9,385	—	—	—	10,127
Equity-based compensation	—	—	115	—	38	—	153
Common stock issuance, net (5,290,000 shares)	—	5,290	56,378	—	—	—	61,668
Contribution of treasury stock to 401(k) plan (111,365 shares)	—	—	(2,103)	—	3,517	—	1,414
Common stock options exercised (2,000 shares)	—	—	(42)	—	63	—	21

Balance December 31, 2009 (restated)	$—	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2009, are detailed in Note 16 — Other Operating Expenses of the Notes to Consolidated Financial Statements included in Item 8 hereof.

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

	For the Year Ended December 31,
	2009	2008	2007
(Amounts in thousands, except share and per share data)	(Restated)	(Restated)

Net (loss) income available to common shareholders	$(40,856)	$1,699	$29,632
Weighted average shares outstanding	14,868,547	11,058,076	11,204,676
Dilutive shares for stock options	—	53,680	65,320
Contingently issuable shares	—	22,269	22,875
Common stock warrants	—	—	—

Weighted average dilutive shares outstanding	14,868,547	11,134,025	11,292,871

Basic earnings per share	$(2.75)	$0.15	$2.64
Diluted earnings per share	$(2.75)	$0.15	$2.62

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

FASB ASC Topic 815, Derivatives and Hedging.  New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009, and the required disclosures are reported in Note 14 — Derivative Instruments and Hedging Activities of the Notes to Consolidated Financial Statements included in Item 8 hereof .

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008, for financial assets and financial liabilities and on January 1, 2009, for non-financial assets and non-financial liabilities. See Note 17 — Fair Value of the Notes to Consolidated Financial Statements included in Item 8 hereof.

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

In this Annual Report on Form 10-K/A, the Company is restating its consolidated balance sheet, statements of income, statements of cash flows and statement of changes in stockholders’ equity at and for the years ended December 31, 2009. The Company restated its consolidated balance sheet, statements of income, statement of cash flows and statement of changes in stockholders’ equity at and for the year ended December 31, 2008 in an amendment to the Annual Report on Form 10-K for the year ended December 31, 2008, which has been filed with the SEC. For ease of reference, the effects of the restatement on the financial statements for the year ended December 31, 2008 is provided below in this Note 2.

The effects of the restatement by line item for the periods presented in this Annual Report on Form 10-K/A follow.

	Impact on Consolidated
	Balance Sheets
	December 31, 2009			December 31, 2008
	As Previously		Effect of	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change	Reported	As Restated	Change
Allowance for loan losses	$21,725	$24,277	$2,552	$15,978	$17,782	$1,804
Net loans held for investment	1,372,206	1,369,654	(2,552)	1,282,181	1,280,377	(1,804)
Other assets	135,049	136,006	957	118,231	118,908	677
Total assets	2,274,878	2,273,283	(1,595)	2,133,314	2,132,187	(1,127)
Retained earnings	68,355	66,760	(1,595)	107,231	106,104	(1,127)
Total stockholders’ equity	253,862	252,267	(1,595)	220,342	219,215	(1,127)

	Impact on Consolidated
	Statements of Income
	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously		Effect of	As Previously		Effect of
(Amounts in Thousands, except per share data)	Reported	As Restated	Change	Reported	As Restated	Change
Provision for loan losses	$15,053	$15,801	$748	$7,422	$9,226	$1,804
Net interest income after provision for loan losses	54,199	53,451	(748)	58,413	56,609	(1,804)

Income (loss) before income taxes	(66,102)	(66,850)	(748)	271	(1,533)	(1,804)
Income tax expense (benefit)	(27,874)	(28,154)	(280)	(2,810)	(3,487)	(677)

Net income (loss)	(38,228)	(38,696)	(468)	3,081	1,954	(1,127)
Net income (loss) to common shareholders	(40,388)	(40,856)	(468)	2,826	1,699	(1,127)

Net income (loss) share
Basic	$(2.72)	$(2.75)	$(0.03)	$0.26	$0.15	$(0.11)
Diluted	$(2.72)	$(2.75)	$(0.03)	$0.25	$0.15	$(0.10)

	Impact on Consolidated
	Statements of Cash Flows
	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously		Effect of	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change	Reported	As Restated	Change
Operating Activities:
Net income (loss)	$(38,228)	$(38,696)	$(468)	$3,081	$1,954	$(1,127)
Provision for loan losses	15,053	15,801	748	7,422	9,226	1,804
Deferred income tax benefit	(18,586)	(18,866)	(280)	(12,647)	(13,324)	(677)

	Impact on Consolidated
	Statements of
	Changes in Stockholders’ Equity
	Year Ended December 31, 2009			Year Ended December 31, 2008
	As Previously		Effect of	As Previously		Effect of
(Amounts in Thousands)	Reported	As Restated	Change	Reported	As Restated	Change
Total retained earnings, January 1	$107,231	$106,104	$(1,127)	$117,670	$117,670	$—
Net income (loss)	(38,228)	(38,696)	(468)	3,081	1,954	(1,127)
Total retained earnings, December 31	68,355	66,760	(1,595)	107,231	106,104	(1,127)

Note 3.	Merger, Acquisitions and Branching Activity

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	2009
	First		Pro Forma	Pro Forma
	Community	TriStone	Adjustments	Combined
	(Restated)	(Dollars in thousands)		(Restated)

Interest Income	$104,459	$7,527	$265	$112,251
Interest Expense	37,760	3,214	(427)	40,547

Net interest income	66,699	4,313	692	71,704
Provision for loan losses	15,801	175	—	15,976

Net interest income after provision for loan losses	50,898	4,138	692	55,728
Noninterest Income	(58,237)	992	4,493	(52,752)
Noninterest Expense	64,004	4,177	1,726	69,907

Income (loss) before income taxes	(71,343)	953	3,459	(66,931)
Income tax expense (benefit)	(28,288)	—	1,133	(27,155)

Net income (loss)	(43,055)	953	2,326	(39,776)
Dividends on preferred stock	2,160	—	—	2,160

Net income (loss) available to common shareholders	$(45,215)	$953	$2,326	$(41,936)

	2008
	First		Pro Forma	Pro Forma
	Community	TriStone	Adjustments	Combined
	(Restated)	(Dollars in thousands)		(Restated)

Interest Income	$110,765	$7,633	$265	$118,663
Interest Expense	44,930	3,882	(427)	48,385

Net interest income	65,835	3,751	692	70,278
Provision for loan losses	9,226	687	—	9,913

Net interest income after provision for loan losses	56,609	3,064	692	60,365
Noninterest Income	2,374	680	4,493	7,547
Noninterest Expense	60,516	3,993	1,726	66,235

Income (loss) before income taxes	(1,553)	(249)	3,459	1,677
Income tax expense (benefit)	(3,487)	—	1,133	(2,354)

Net income (loss)	1,954	(249)	2,326	4,031
Dividends on preferred stock	255	—	—	255

Net income (loss) available to common shareholders	$1,699	$(249)	$2,326	$3,776

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

Note 5.	Loans

Loans, net of unearned income, consist of the following at December 31:

	2009	2008
	(Amounts in thousands)

Real estate- commercial	$450,611	$407,638
Real estate- construction	124,896	130,610
Real estate- residential	657,367	602,573
Commercial, financial and agricultural	96,366	85,034
Loans to individuals for household and other consumer expenditures	60,090	66,258
All other loans	4,601	6,046

Total loans	$1,393,931	$1,298,159

Loans Held for Sale	$11,576	$1,024

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

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
	(Restated)	(Restated)
	(Amounts in thousands)

Balance at January 1	$17,782	$12,833	$14,549
Provision for loan losses	15,801	9,226	717
Acquisition balance	—	1,169	—
Loans charged off	(10,355)	(7,371)	(4,295)
Recoveries credited to allowance	1,049	1,925	1,862

Net charge-offs	(9,306)	(5,446)	(2,433)

Balance at December 31	$24,277	$17,782	$12,833

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans:

	2009	2008	2007
	(Amounts in thousands)

Recorded investment in loans considered to be impaired:
Recorded investment in impaired loans with related allowance	$13,241	$4,796	$3,129
Recorded investment in impaired loans with no related allowance	13,371	8,504	1,196

Total recorded investment in loans considered to be impaired	26,612	13,300	4,325
Loans considered to be impaired that were on a non-accrual basis	17,014	12,764	2,923
Allowance for loan losses related to loans considered to be impaired	2,932	678	880
Average recorded investment in impaired loans	15,928	14,914	4,762
Total interest income recognized on impaired loans	663	793	237

There were no loans past due 90 days and still accruing interest at December 31, 2009, 2008, and 2007.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 7.	Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2009	2008
	(Amounts in thousands)

Land	$19,158	$18,634
Bank premises	50,845	47,147
Equipment	32,542	29,968

	102,545	95,749
Less: accumulated depreciation and amortization	45,599	40,725

Total	$56,946	$55,024

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

Year Ended December 31:
(Amounts in
thousands)

2010	$157
2011	284
2012	215
2013	197
2014	21
Later years	253

Total	$1,127

Note 8.	Deposits

The following is a summary of interest bearing deposits by type as of December 31:

	2009	2008
	(Amounts in thousands)

Interest bearing demand deposits	$231,907	$185,117
Money market accounts	199,229	144,017
Savings deposits	182,152	165,560
Certificates of deposit	718,552	708,954
Individual Retirement Accounts	105,876	100,398

Total	$1,437,716	$1,304,046

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

Note 10.	Income Taxes, Continuing Operations

The components of income tax benefit and expense from continuing operations consist of the following:

	Years Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
	(Restated)	(Restated)

Current tax expense
Federal	$(9,534)	$8,577	$10,777
State	246	1,260	1,341

	(9,288)	9,837	12,118
Deferred tax (benefit) expense
Federal	(17,608)	(11,981)	194
State	(1,258)	(1,343)	22

	(18,866)	(13,324)	216

Total income tax (benefit) expense	$(28,154)	$(3,487)	$12,334

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(Amounts in thousands)
	(Restated)	(Restated)

Deferred tax assets:
Allowance for loan losses	$8,427	$6,976
Unrealized losses on AFS securities	6,926	33,208
Unrealized loss on derivative security	794	1,298
Securities impairments	23,912	11,670
Deferred compensation	4,175	4,120
Other	3,244	1,920

Total deferred tax assets	$47,478	$59,192
Deferred tax liabilities:
Intangible assets	$6,295	$6,209
Odd days interest deferral	1,358	1,710
Fixed assets	2,446	1,675
Other	1,564	1,358

Total deferred tax liabilities	11,663	10,952

Net deferred tax assets	$35,815	$48,240

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

The reconciliation of the statutory federal tax rate and the effective tax rates from continuing operations for the three years ended December 31, 2009, is as follows:

	For Years Ended
	2009	2008	2007
	(Restated)	(Restated)

Tax at statutory rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest, net of nondeductible expense	2.88	154.30	(5.95)
State income taxes, net of federal benefit	0.65	2.21	2.12
Gain on acquisition, net of acquisition related costs	2.24	0.00	0.00
Other, net	1.29	34.42	(1.78)

Effective tax rate	42.06%	225.93%	29.39%

Note 11.	Employee Benefits

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

The Company’s and the Bank’s capital ratios as of December 31, 2009 and 2008, are presented in the following tables.

	December 31, 2009
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
	(Restated)
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$208,837	13.81%	$120,969	8.00%	N/A	N/A
First Community Bank, N. A.	176,302	11.76%	119,726	8.00%	$149,657	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	189,858	12.56%	60,484	4.00%	N/A	N/A
First Community Bank, N. A.	157,152	10.50%	59,863	4.00%	89,795	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	189,858	8.51%	89,290	4.00%	N/A	N/A
First Community Bank, N. A.	157,152	7.09%	88,709	4.00%	110,887	5.00%

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

Included in other operating income and expenses are certain costs, the total of which exceeds one percent of combined interest income and noninterest income. Following are such costs for the years indicated:

	Years Ended December 31,
	2009	2008	2007
	(Amounts in Thousands)
Income
Bank owned life insurance	$819	$746	$1,306
Expense
Advertising and public relations	1,633	2,166	1,616
Service fees	3,767	3,557	3,031
Telephone and data communications	1,399	1,505	1,372
Professional fees	1,759	1,878	1,370
Office supplies	1,323	1,426	1,378
ATM processing expenses	975	986	511
Non-employee production commissions	648	310	54

Note 17.	Fair Value

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

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		(Amounts in thousands)

Assets
Cash and cash equivalents	$101,341	$101,341	$46,439	$46,439
Investment Securities	493,511	493,636	529,393	529,525
Loans held for sale	11,576	11,580	1,024	1,026
Loans held for investment (restated)	1,369,654	1,362,814	1,280,377	1,274,675
Accrued interest receivable	8,610	8,610	10,084	10,084
Bank owned life insurance	40,972	40,972	40,784	40,784
Derivative financial assets	2	2	39	39
Deferred compensation assets	2,872	2,872	2,637	2,637
Liabilities
Demand deposits	208,244	208,244	$199,712	$199,712
Interest-bearing demand deposits	231,907	231,907	185,117	185,117
Savings deposits	381,381	381,381	309,577	309,577
Time deposits	824,428	834,546	809,352	824,068
Securities sold under agreements to repurchase	153,634	156,653	165,914	177,454
Accrued interest payable	4,130	4,130	5,326	5,326
FHLB and other indebtedness	198,924	208,334	215,877	242,223
Derivative financial liabilities	2,191	2,191	3,343	3,343
Deferred compensation liabilities	2,872	2,872	2,637	2,637

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 18.	Accumulated Other Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss), net of income taxes, as of December 31, 2009, 2008 and 2007, were as follows:

	December 31,
	2009	2008	2007
	(In thousands)
	(Restated)	(Restated)

Net (loss) income	$(38,696)	$1,954	$29,632
Other comprehensive income (loss)
Unrealized loss on securities available-for-sale with other-than-temporary impairment	(28)	—	—
Unrealized loss on securities available-for-sale without other-than-temporary impairment	(10,103)	—	—
Unrealized loss on securities available-for-sale prior to adoption of ASC Topic 320	—	(102,303)	(11,028)
Reclassification adjustment for losses (gains) realized in net income	11,673	30,100	263
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	78,863	—	—
Cumulative effect of change in accounting principle	(9,771)	—	—
Unrealized (loss) gain on derivative securities	1,073	(2,007)	(1,760)
Change related to employee benefit plans	—	(1,180)	—
Income tax effect	(26,711)	30,156	5,010

Total other comprehensive income (loss)	44,996	(45,234)	(7,515)

Comprehensive income (loss)	$6,300	$(43,280)	$22,117

The components of the Company’s accumulated other comprehensive income (loss), net of income taxes, as of December 31, 2009 and 2008, were as follows:

		Unrealized
	Unrealized	Loss	Benefit	Accumulated
	Loss	on Cash Flow	Plan	Comprehensive
	on Securities	Hedge Derivative	Liability	Loss
	(Amounts in thousands)

December 31, 2009	$(11,543)	$(1,323)	$(786)	$(13,652)

December 31, 2008	$(49,813)	$(1,996)	$(708)	$(52,517)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 19.	Parent Company Financial Information

Condensed financial information related to First Community as of December 31, 2009 and 2008, and for each of the years ended December 31, 2009, 2008, and 2007, is as follows:

	December 31,
Condensed Balance Sheets	2009	2008
	(Amounts in thousands)
	(Restated)	(Restated)

Assets
Cash	$17,426	$2,038
Securities available for sale	10,142	11,609
Loans	—	1,000
Investment in subsidiary	233,072	210,402
Other assets	4,563	8,167

Total assets	$265,203	$233,216

Liabilities
Other liabilities	$310	$603
Long-term debt	15,464	15,464

Total liabilities	15,774	16,067
Stockholders’ Equity
Preferred stock	—	40,419
Common stock	18,083	12,051
Additional paid-in capital	190,967	128,526
Retained earnings	63,922	104,038
Treasury stock	(9,891)	(15,368)
Accumulated other comprehensive loss	(13,652)	(52,517)

Total stockholders’ equity	249,429	217,149

Total liabilities and stockholders’ equity	$265,203	$233,216

	Years Ended December 31,
Condensed Statements of Income	2009	2008	2007
	(Amounts in thousands)
	(Restated)	(Restated)

Cash dividends received from subsidiary bank	$4,027	$22,383	$26,408
Other income	3,774	2,104	2,853
Operating expense	(3,030)	(2,200)	(2,106)
Income tax benefit (expense)	(2,691)	24	(545)
Equity in undistributed earnings (loss) of subsidiary	(40,776)	(20,357)	3,022

Net income (loss)	(38,696)	1,954	29,632
Dividends on preferred stock	2,160	255	—

Net income (loss) available to common shareholders	$(40,856)	$1,699	$29,632

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	Years Ended December 31,
Condensed Statements of Cash Flows	2009	2008	2007
	(Amounts in thousands)
	(Restated)	(Restated)

Cash flows from operating activities
Net income (loss)	$(38,696)	$1,954	$29,632
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed loss (earnings) of subsidiary	40,776	20,357	(3,022)
Loss (gain) on sale of securities	60	625	(447)
(Increase) decrease in other assets	661	(2,059)	(2,678)
(Decrease) increase in other liabilities	881	(7)	996
Other, net	1,081	2,471	—

Net cash provided by operating activities	4,763	23,341	24,481

Cash flows from investing activities
Purchase of securities available for sale	(931)	(13,117)	(3,217)
Proceeds from sale of securities available for sale	4,402	3,324	4,671
Investment in subsidiary	(10,000)	(40,000)	(5,397)
Other, net	1,000	(1,042)	(2,390)

Net cash provided by (used in) investing activities	(5,529)	(50,835)	(6,333)

Cash flows from financing activities
Issuance of preferred stock	—	41,500	—
Redemption of preferred stock	(41,500)	—	—
Issuance of common stock	61,688	606	1,117
Acquisition of treasury stock	(167)	(4,222)	(9,170)
Common dividends paid	(4,620)	(12,452)	(12,079)
Preferred dividends paid	(1,116)	—	—
Other, net	1,869	1,220	353

Net cash provided by (used in) financing activities	16,154	26,652	(19,779)

Net increase (decrease) in cash and cash equivalents	15,388	(842)	(1,631)
Cash and cash equivalents at beginning of year	2,038	2,880	4,511

Cash and cash equivalents at end of year	$17,426	$2,038	$2,880

Note 20.	Segment Information

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

	December 31, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
	(Restated)	(In thousands)		(Restated)

Net interest income	$69,364	$(73)	$(39)	$69,252
Provision for loan losses	15,801	—	—	15,801
Noninterest income	(60,839)	7,427	(265)	(53,677)
Noninterest expense	61,523	6,139	(1,038)	66,624

Income (loss) before income taxes	(68,799)	1,215	734	(66,850)
Provision for income taxes (benefit)	(30,568)	506	1,908	(28,154)

Net income (loss)	$(38,231)	$709	$(1,174)	$(38,696)

End of period goodwill and other intangibles	$79,419	$11,642	$—	$91,061

End of period assets	$2,247,396	$12,230	$13,657	$2,273,283

	December 31, 2008
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
	(Restated)	(In thousands)		(Restated)

Net interest income	$66,703	$(49)	$(819)	$65,835
Provision for loan losses	9,226	—	—	9,226
Noninterest income	(4,730)	5,042	2,062	2,374
Noninterest expense	57,704	4,371	(1,559)	60,516

Income before income taxes	(4,957)	622	2,802	(1,533)
Provision for income taxes (benefit)	(4,479)	183	809	(3,487)

Net income	$(478)	$439	$1,993	$1,954

End of period goodwill and other intangibles	$78,869	$10,743	$—	$89,612

End of period assets	$2,102,318	$12,111	$17,758	$2,132,187

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

Note 21.	Supplemental Financial Data (Unaudited)

Quarterly earnings for the years ended December 31, 2009 and 2008, are as follows:

	2009
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(Amounts in thousands, except per share Data)
	(Restated)		(Restated)	(Restated)

Interest income	$26,863	$26,189	$27,130	$27,752
Interest expense	10,430	9,868	9,594	8,790

Net interest income	16,433	16,321	17,536	18,962
Provision for loan losses	2,148	2,552	3,819	7,282

Net interest income after provision for loan losses	14,285	13,769	13,717	11,680
Other income	8,006	3,867	(18,150)	(35,727)
Net securities gains (losses)	411	1,653	866	(14,603)
Other expenses	15,187	16,041	17,768	17,628

Income (loss) before income taxes	7,515	3,248	(21,335)	(56,278)
Income taxes	2,323	843	(9,783)	(21,537)

Net income (loss)	5,192	2,405	(11,552)	(34,741)
Preferred dividends	571	578	1,011	—

Net income (loss) available to common shareholders	$4,621	$1,827	$(12,563)	$(34,741)

Per share:
Basic earnings	$0.40	$0.14	$(0.72)	$(1.96)
Diluted earnings	$0.40	$0.14	$(0.72)	$(1.96)
Dividends	$—	$0.20	$0.10	$—
Weighted average basic shares outstanding	11,568	12,696	17,427	17,687

Weighted average diluted shares outstanding	11,617	12,741	17,427	17,687

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED STATEMENTS — (Continued)

	2008
	Quarter Ended
	March 31	June 30	Sept 30	Dec 31
	(Amounts in thousands, except per share Data)
				(Restated)

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
     As discussed in Note 1 to the consolidated financial statements, the Company adopted, in 2009, new business combination and investment impairment accounting standards. Also, as discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for 2009 and 2008 have been restated for the correction of an error.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010, except for the effects of the material weakness described in Management’s Assessment of Internal Control Over Financial Reporting, as to which the date is August 13, 2010, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Asheville, North Carolina
March 4, 2010, except for the effects of the restatement as described in Note 2, for which the date is August 13, 2010.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 4, 2010, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2009. Subsequently, management identified a material weakness in the Company’s system of internal control over financial reporting with respect to ensuring the appropriate calculation of its allowance for loan losses. Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized due to a computational error. Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error and, as such, the Company did not have adequately designed procedures. This material weakness resulted in this amendment to our Annual Report on Form 10-K for the year ended December 31, 2009, in order to restate the financial statements for the years ended December 31, 2009 and 2008, as described in Note 2 - Restatement of Consolidated Financial Statements of the Notes to the Consolidated Financial Statements in Item 8 hereof. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

Dixon Hughes PLLC, independent registered public accounting firm, has issued an attestation report on management’s revised assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The Report of Independent Registered Public Accounting Firm appears hereafter in Item 8 of this Annual Report on Form 10-K/A.

Dated this 16th day of August, 2010.

/s/  John M. Mendez
John M. Mendez
President and Chief Executive Officer

/s/  David D. Brown
David D. Brown
Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -
To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.
     We have audited First Community Bancshares, Inc. and Subsidiary’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our report dated March 4, 2010, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the Company’s December 31, 2009 financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as expressed herein, is different from that expressed in our previous report.
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
     In our opinion, because of the effect of the material weakness discussed above, the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of the Company for the year ended December 31, 2009, and our report dated March 4, 2010, except for the effects of the restatement as described in Note 2 for which the date is August 13, 2010, expressed an unqualified opinion with explanatory paragraphs regarding the restatement and the adoption of certain accounting standards. The aforementioned material weakness was considered in assessing the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company. This material weakness does not affect our report on those consolidated financial statements.
Asheville, North Carolina
March 4, 2010, except for the effects of the material weakness described in Management’s Assessment of Internal Control over Financial Reporting, as to which the date is August 13, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

In connection with the restatement discussed in the Explanatory Note and in Note 2 — Restatement of Consolidated Financial Statements of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K/A, under the direction of the Company’s Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. The Company identified a material weakness in our internal control over financial reporting with respect to ensuring the appropriate calculation of its allowance for loan losses. Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized. Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error and, as such, the Company did not have adequately designed procedures. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2009. As of July 27, 2010, the Company has corrected the computational error in its model for calculating the allowance for loan losses ..

Except for the foregoing, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Exhibits

Exhibit No.		Exhibit

2.1		Reserved
2.2		Reserved
3	(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended.(1)
3	(ii)	Certificate of Designation Series A Preferred Stock(22)
3	(iii)	Bylaws of First Community Bancshares, Inc., as amended.(17)
4.1		Specimen stock certificate of First Community Bancshares, Inc.(3)
4.2		Indenture Agreement dated September 25, 2003.(11)
4.3		Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003.(11)
4.4		Preferred Securities Guarantee Agreement dated September 25, 2003.(11)
4.5		Reserved
4.6		Warrant to purchase 88,273 shares of Common Stock of First Community Bancshares, Inc.(22)
10	.1**	First Community Bancshares, Inc. 1999 Stock Option Agreements(2) and Plan.(4)
10	.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan.(11)
10	.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan.(5)
10	.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez.(6)
10	.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended.(24)
10	.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement.(2)
10	.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan.(2)
10	.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. — October 19, 2004).(14)
10	.7**	First Community Bancshares, Inc. Wrap Plan.(7)
10.8		Reserved
10	.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers.(9)
10	.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers.(9)
10.11		Reserved
10	.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement.(13)
10.13		Reserved
10	.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan.(7)
10	.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees.(15)
10	.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell.(19)

Exhibit No.		Exhibit

10	.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings.(20)
10.18		Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008.(22)
10	.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown.(23)
10	.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo.(26)
10	.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly.(26)
10	.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills.(26)
10	.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell.(26)
10	.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher.(26)
10	.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown.(25)
10	.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans.(25)
11		Statement regarding computation of earnings per share.(16)
12	*	Computation of Ratios
21		Subsidiaries of Registrant — Reference is made to “Item 1. Business” for the required information
23	.1*	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
31	.1*	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31	.2*	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer
99.1		Certification of Chief Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, from Amendment No. 1 to the 2009 Form 10-K.(27)
99.2		Certification of Chief Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, from Amendment No. 1 to the 2009 Form 10-K/A.(27)

*	Furnished herewith.

**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005.

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.

(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Reserved.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 15, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Incorporated by reference from Footnote 1 of the Notes to Consolidated Financial Statements included herein.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Reserved

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Reserved.

(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

(25)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.

(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.

(27)	Incorporated by reference from the Annual Report on Amendment No. 1 to the Form 10-K/A for the year ended December 31, 2009, filed on April 1, 2010.

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