Form 10-Q/A
period 2010-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-08-16
CIK 859070

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

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q/A
For the quarter ended March 31, 2010

Explanatory Note

Overview

First Community Bancshares, Inc. (“the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Original Filing”) to amend and restate financial statements and other financial information in the Original Filing as filed with the Securities and Exchange Commission (“SEC”) to reflect the correction of a computational error in its model used to calculate its allowance for loan losses. For the same reason, Company also is restating the financial statements and other financial information filed with the SEC for the years ended December 31, 2009 and 2008 and each of the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

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

Amendments to the Original Filing

The following sections of this Quarterly Report on Form 10-Q/A have been revised to reflect the restatement: Part I - Item 1 – Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 4 - Controls and Procedures, and Part II – Item 6 – Exhibits.  Except to the extent relating to the restatement of the Company’s financial statements and other financial information described above, the financial statements and other disclosures in this Quarterly Report on Form 10-Q/A do not reflect any events that have occurred after the Original Filing was filed with the SEC on May 7, 2010.  This Quarterly Report on Form 10-Q/A does not modify or update those disclosures affected by subsequent events.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.  Although the Company is amending only certain portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, for convenience and ease of reference, it is filing the entire Quarterly Report on this Form 10-Q/A.

PART I. ITEM 1.   Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009*
(Dollars in Thousands, Except Per Share Data)	(Restated)	(Restated)
Assets
Cash and due from banks	$33,071	$36,265
Federal funds sold	41,891	61,376
Interest-bearing balances with banks	12,744	3,700
Total cash and cash equivalents	87,706	101,341
Securities available for sale	524,297	486,057
Securities held to maturity	7,155	7,454
Loans held for sale	1,494	11,576
Loans held for investment, net of unearned income	1,390,874	1,393,931
Less allowance for loan losses	24,508	24,277
Net loans held for investment	1,366,366	1,369,654
Premises and equipment, net	56,772	56,946
Other real estate owned	4,740	4,578
Interest receivable	8,630	8,610
Goodwill and other intangible assets	90,805	91,061
Other assets	130,974	136,006
Total Assets	$2,278,939	$2,273,283

Liabilities
Deposits:
Noninterest bearing	$205,810	$208,244
Interest bearing	1,449,801	1,437,716
Total Deposits	1,655,611	1,645,960
Interest, taxes and other liabilities	21,912	22,498
Securities sold under agreements to repurchase	144,381	153,634
FHLB borrowings and other indebtedness	195,873	198,924
Total Liabilities	2,017,777	2,021,016

Stockholders' Equity
Common stock, $1 par value; 25,000,000 shares authorized; 18,082,822 shares issued at March 31, 2010, and December 31, 2009, including 300,031 and 317,658 shares in treasury, respectively	18,083	18,083
Additional paid-in capital	190,650	190,967
Retained earnings	70,262	66,760
Treasury stock, at cost	(9,342)	(9,891)
Accumulated other comprehensive loss	(8,491)	(13,652)
Total Stockholders' Equity	261,162	252,267
Total Liabilities and Stockholders' Equity	$2,278,939	$2,273,283

* Derived from audited financial statements.

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars In Thousands, Except Per Share Data)	2010	2009
		(Restated)
Interest Income
Interest and fees on loans held for investment	$21,354	$19,984
Interest on securities-taxable	3,786	5,164
Interest on securities-nontaxable	1,426	1,676
Interest on federal funds sold and deposits in banks	46	39
Total interest income	26,612	26,863
Interest Expense
Interest on deposits	5,502	7,567
Interest on borrowings	2,491	2,863
Total interest expense	7,993	10,430
Net interest income	18,619	16,433
Provision for loan losses	3,665	2,148
Net interest income after provision for loan losses	14,954	14,285
Noninterest Income
Wealth management income	885	984
Service charges on deposit accounts	2,992	3,157
Other service charges and fees	1,281	1,178
Insurance commissions	2,201	2,317
Total impairment losses on securities	-	(209)
Portion of loss recognized in other comprehensive income	-	-
Net impairment losses recognized in earnings	-	(209)
Net gains on sale of securities	250	411
Other operating income	969	579
Total noninterest income	8,578	8,417
Noninterest Expense
Salaries and employee benefits	7,969	7,866
Occupancy expense of bank premises	1,709	1,603
Furniture and equipment expense	904	938
Amortization of intangible assets	256	245
FDIC premiums and assessments	701	188
Merger related expenses	-	1
Other operating expense	4,533	4,346
Total noninterest expense	16,072	15,187
Income before income taxes	7,460	7,515
Income tax expense	2,182	2,323
Net income	5,278	5,192
Dividends on preferred stock	-	571
Net income available to common shareholders	$5,278	$4,621

Basic earnings per common share	$0.30	$0.40
Diluted earnings per common share	$0.30	$0.40

Dividends declared per common share	$0.10	$-

Weighted average basic shares outstanding	17,765,556	11,567,769
Weighted average diluted shares outstanding	17,784,449	11,616,568

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(In Thousands)	2010	2009
		(Restated)
Operating activities:
Net income	$5,278	$5,192
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,665	2,148
Depreciation and amortization of premises and equipment	1,021	1,096
Intangible amortization	256	245
Net investment amortization and accretion	1	193
Net gain on the sale of assets	(214)	(439)
Mortgage loans originated for sale	(7,583)	(8,481)
Proceeds from sales of mortgage loans	17,886	8,083
Gain on sales of loans	(221)	(23)
Equity-based compensation expense	22	40
Deferred income tax expense (benefit)	73	(340)
(Increase) decrease in interest receivable	(20)	1,235
Net impairment losses recognized in earnings	-	209
Other operating activities, net	1,925	945
Net cash provided by operating activities	22,089	10,103

Investing activities:
Proceeds from sales of securities available-for-sale	11,512	46,394
Proceeds from maturities and calls of securities available-for-sale	23,490	10,346
Proceeds from maturities and calls of securities held-to-maturity	301	200
Purchase of securities available-for-sale	(65,168)	(97,018)
Net (increase) decrease in loans held for investment	(580)	18,065
Proceeds from the redemption of FHLB stock	-	324
Proceeds from sales of equipment	3	7
Purchase of premises and equipment	(853)	(971)
Net cash used in investing activities	(31,295)	(22,653)

Financing activities:
Net increase in demand and savings deposits	58,674	27,482
Net (decrease) increase in time deposits	(49,023)	52,204
Net decrease in securities sold under agreement to repurchase	(9,253)	(12,090)
Net decrease in FHLB and other borrowings	(3,051)	(7)
Preferred dividends paid	-	(518)
Common dividends paid	(1,776)	-
Net cash (used in) provided by financing activities	(4,429)	67,071
(Decrease) increase in cash and cash equivalents	(13,635)	54,521
Cash and cash equivalents at beginning of period	101,341	46,439
Cash and cash equivalents at end of period	$87,706	$100,960

Supplemental information — Noncash items
Transfer of loans to other real estate	$1,587	$2,030
Cumulative effect adjustment, net of tax*	$-	$6,131

* In accordance with FASB Accounting Standards Codification Investments — Debt and Equity Securities Topic 320

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Dollars in Thousands)
Balance January 1, 2009 (restated)	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215
Cumulative effect of change in accounting principle	-	-	-	6,131	-	(6,131)	-
Comprehensive income:
Net income (restated)	-	-	-	5,192	-	-	5,192
Other comprehensive loss — See Note 10	-	-	-	-	-	(7,724)	(7,724)
Comprehensive loss	-	-	-	11,323	-	(13,855)	(2,532)
Preferred dividend, net	52	-	(38)	(571)	-	-	(557)
Equity-based compensation expense	-	-	40	-	-	-	40
Retirement plan contribution — 28,800 shares issued	-	-	(536)	-	915	-	379
Balance March 31, 2009 (restated)	$40,471	$12,051	$127,992	$116,856	$(14,453)	$(66,372)	$216,545

Balance January 1, 2010 (restated)	$-	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267
Comprehensive income:
Net income (restated)	-	-	-	5,278	-	-	5,278
Other comprehensive income — See Note 10	-	-	-	-	-	5,161	5,161
Comprehensive income	-	-	-	5,278	-	5,161	10,439
Common dividends paid	-	-	-	(1,776)	-	-	(1,776)
Equity-based compensation expense	-	-	22	-	-	-	22
Retirement plan contribution — 17,627 shares issued	-	-	(339)	-	549	-	210
Balance March 31, 2010 (restated)	$-	$18,083	$190,650	$70,262	$(9,342)	$(8,491)	$261,162

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

The consolidated balance sheet as of December 31, 2009, has been derived from the restated audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K/A, as amended (the “2009 Form 10-K/A”).  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 on Form 10-K/A.

A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s 2009 Form 10-K/A.  Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.

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

	For the three months
	ended March 31,
	2010	2009
(Amounts in Thousands, Except Share and Per Share Data)		(Restated)
Net income available to common shareholders	$5,278	$4,621

Weighted average shares outstanding	17,765,556	11,567,769
Dilutive shares for stock options	4,336	6,332
Contingently issuable shares	14,557	42,467
Weighted average dilutive shares outstanding	17,784,449	11,616,568

Basic earnings per share	$0.30	$0.40
Diluted earnings per share	$0.30	$0.40

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

Reclassifications

The Company has made certain reclassifications of March 31, 2010 and 2009 amounts necessary to conform with the current year presentation.  These reclassifications had no effect on the Company’s financial position, shareholders’ equity, or results of operations.

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

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” amends prior guidance that requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements is further clarified. The Company adopted the new authoritative accounting guidance under ASC Topic 820 in the first quarter of 2010 and new disclosures are presented in Note 13 — Fair Value of the Notes to Consolidated Financial Statements.

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

In this Form 10-Q/A, the Company is restating its unaudited consolidated balance sheet as of March 31, 2010, and the consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2010.  The consolidated statements of income and cash flows for the three months ended March 31, 2010, were not affected by the restatement.

In its 2009 Form 10-K/A, which has been filed with SEC , the Company restated its consolidated balance sheet, statements of income, statements of cash flows and statement of changes in stockholders’ equity at and for the year ended December 31, 2009. In its Form 10-Q/A for the three months ended March 31, 2009, the Company restated its unaudited consolidated balance sheet, statement of income, statement of cash flows and statement of changes in stockholders’ equity. For ease of reference, the effects of the restatement on the consolidated balance sheet for the year ended December 31, 2009 is provided below in this Note 2.

The effects of the restatement by line item for the periods presented in this Quarterly Report on Form 10-Q/A follow.

	Impact on Consolidated
	Balance Sheets
	March 31, 2010			December 31, 2009
	As Previously Reported	As Restated	Effect of Change	As Previously Reported	As Restated	Effect of Change
(Amounts in Thousands)
Allowance for loan losses	$21,956	$24,508	$2,552	$21,725	$24,277	$2,552
Net loans held for investment	1,368,918	1,366,366	(2,552)	1,372,206	1,369,654	(2,552)
Other assets	130,017	130,974	957	135,049	136,006	957
Total assets	2,280,534	2,278,939	(1,595)	2,274,878	2,273,283	(1,595)
Retained earnings	71,857	70,262	(1,595)	68,355	66,760	(1,595)
Total stockholders' equity	262,757	261,162	(1,595)	253,862	252,267	(1,595)

	Impact on Consolidated
	Statements of Income
	Three Months Ended March 31, 2009
	As Previously		Effect of
	Reported	As Restated	Change
(Amounts in Thousands, except per share data)
Provision for loan losses	$2,087	$2,148	$61
Net interest income after provision for loan losses	14,346	14,285	(61)

Income before income taxes	7,576	7,515	(61)
Income tax expense	2,346	2,323	(23)

Net income	5,230	5,192	(38)
Net income to common shareholders	4,659	4,621	(38)

Net income per share
Basic	$0.40	$0.40	$-
Diluted	$0.40	$0.40	$-

	Impact on Consolidated
	Statements of Cash Flows
	Three Months Ended March 31, 2009
	As Previously		Effect of
	Reported	As Restated	Change
(Amounts in Thousands)
Operating Activities:
Net income	$5,230	$5,192	$(38)
Provision for loan losses	2,087	2,148	61
Deferred income tax benefit	(317)	(340)	(23)

	Impact on Consolidated
	Statements of
	Changes in Stockholders' Equity
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	As Previously		Effect of	As Previously		Effect of
	Reported	As Restated	Change	Reported	As Restated	Change
(Amounts in Thousands)
Total retained earnings, January 1	$68,355	$66,760	$(1,595)	$107,231	$106,104	$(1,127)
Net income	5,278	5,278	-	5,230	5,192	(38)
Total retained earnings, March 31	71,857	70,262	(1,595)	118,021	116,856	(1,165)

Note 3.  Mergers, Acquisitions, and Branching Activity

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

Note 4.  Investment Securities

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

The following table details the Company’s allowance for loan loss activity for the three-month periods ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31,
	2010	2009
(In Thousands)	(Restated)	(Restated)
Beginning balance	$24,277	$17,782
Provision for loan losses	3,665	2,148
Charge-offs	(3,732)	(1,730)
Recoveries	298	220
Ending balance	$24,508	$18,420

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

Note 10.  Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss), net of income taxes, for the three-month periods ended March 31, 2010 and 2009, are as follows:

	Three Months Ended
	March 31,
	2010	2009
(In Thousands)		(Restated)
Net income	$5,278	$5,192
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale without other-than-temporary impairment	8,050	(12,703)
Reclassification adjustment for gains realized in net income	(250)	(411)
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	-	209
Unrealized gain on derivative contract	424	243
Income tax effect	(3,063)	4,938
Total other comprehensive income (loss)	5,161	(7,724)
Comprehensive income (loss)	$10,439	$(2,532)

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

	For the Three Months
	Ended March 31, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$18,678	$(33)	$(26)	$18,619
Provision for loan losses	3,665	-	-	3,665
Noninterest income (loss)	6,609	2,219	(250)	8,578
Noninterest expense (income)	15,021	1,479	(428)	16,072
Income before income taxes	6,601	707	152	7,460
Provision for income taxes	1,869	291	22	2,182
Net income	$4,732	$416	$130	$5,278
End of period goodwill and other intangibles	$79,237	$11,568	$-	$90,805
End of period assets (restated)	$2,252,443	$12,465	$14,031	$2,278,939

	For the Three Months
	Ended March 31, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)	(Restated)			(Restated)
Net interest income (loss)	$16,492	$(18)	$(41)	$16,433
Provision for loan losses	2,148	-	-	2,148
Noninterest income (loss)	6,124	2,344	(44)	8,424
Noninterest expense (income)	13,582	1,638	(26)	15,194
(Loss) income before income taxes	6,886	688	(59)	7,515
Provision for income taxes	1,909	203	211	2,323
Net income (loss)	$4,977	$485	$(270)	$5,192
End of period goodwill and other intangibles	$78,657	$10,681	$-	$89,338
End of period assets	$2,169,529	$11,698	$16,749	$2,197,976

Note 13.  Fair Value

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

Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. Agency securities, mortgage-backed securities, municipal securities, single issue trust preferred securities, pooled trust preferred securities, and certain equity securities that are not actively traded.

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

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Assets
Cash and cash equivalents	$87,706	$87,706	$101,341	$101,341
Investment securities	531,452	531,584	493,511	493,636
Loans held for sale	1,494	1,495	11,576	11,580
Loans held for investment (restated)	1,366,366	1,357,542	1,369,654	1,362,814
Accrued interest receivable	8,630	8,630	8,610	8,610
Bank owned life insurance	41,213	41,213	40,972	40,972
Derivative financial assets	-	-	2	2
Deferred compensation assets	2,924	2,924	2,872	2,872

Liabilities
Demand deposits	$205,810	$205,810	208,244	208,244
Interest-bearing demand deposits	246,513	246,513	231,907	231,907
Savings deposits	427,883	427,883	381,381	381,381
Time deposits	775,405	784,244	824,428	834,546
Securities sold under agreements to repurchase	144,381	153,152	153,634	156,653
Accrued interest payable	3,671	3,671	4,130	4,130
FHLB and other indebtedness	195,873	205,748	198,924	208,334
Derivative financial liabilities	1,740	1,740	2,191	2,191
Deferred compensation liabilities	2,924	2,924	2,872	2,872

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

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations.  This discussion and analysis should be read in conjunction with the Company’s 2009 Form 10-K/A and the other financial information included in this report. The following information has been adjusted to reflect the restatement of the our financial results for the year ended December 31, 2009, and the three month periods ended March 31, 2010 and 2009, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2. Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

Restatement

As a result of a routine internal audit, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses.  In connection with its determination of the appropriate loan loss reserve at December 31, 2008, the Company made certain modifications to its loan loss reserve model with respect to a $130.76 million pool of loans.  However, in calculating the loan loss reserves for this pool of loans, the historical quarterly net charge-off rates were not annualized as was the case with all other quarterly loss rates in the model.  The Company has corrected the computational error in its model for calculating the allowance for loan losses.  The financial information for the quarter ended March 31, 2010 provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the correction of the computational error.  For additional information, see the Explanatory Note immediately preceding Part I, Item 1 and Note 2. - Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A.

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.  These factors and other risks and uncertainties are discussed in Item 1A., “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q/A and the Company’s 2009 Form 10-K/A.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation.  The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the accounting for and valuation of investment securities, the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the four accounting areas that require the most subjective or complex judgments.  The identified critical accounting policies are described in detail in the Company’s 2009 Form 10-K/A.

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

RESULTS OF OPERATIONS

Overview

The Company experienced the following developments in the first quarter of 2010:

•	For the first quarter of 2010, net income increased $657 thousand from the comparable period in 2009.
•	Net interest margin, on a tax-equivalent basis, increased 29 basis points to 4.02% for the three months ended March 31, 2010, as compared to the three month period ended March 31, 2009.
•	Net interest income increased $2.19 million, or 13.30%, from the first quarter of 2009.
•	Tangible book value per common share increased to $9.58, up $0.51 from the quarter ended December 31, 2009.
•	The allowance for loan losses as a percentage of total loans increased to 1.76% in the first quarter of 2010, as compared to 1.44% in the first quarter of 2009.
•
Average shareholders’ equity increased $38.89 million, or 17.80%, from first quarter 2009, primarily due to the sale of 5.29 million shares of common stock in June 2009, which generated net proceeds of approximately $61.67 million.

Net income for the three months ended March 31, 2010, was $5.28 million, or $0.30 per diluted common share, compared with net income of $4.62 million, or $0.40 per diluted common share, for the three months ended March 31, 2009, an increase of $657 thousand.  Net income available to common stockholders for the three month period ended March 31, 2009 was impacted by the required payment of dividends on preferred stock totaling $571 thousand. On July 8, 2009, the Company repurchased and retired the $41.5 million of Series A perpetual preferred stock from the Treasury.

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

Table I

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
	(Restated)			(Restated)
ASSETS
Earning assets
Loans (2)	$1,395,669	$21,398	6.22%	$1,292,179	$19,997	6.28%
Securities available-for- sale	481,116	5,833	4.92%	513,300	7,571	5.98%
Securities held-to-maturity	7,139	148	8.41%	8,473	172	8.23%
Interest bearing deposits	76,587	46	0.24%	73,628	39	0.21%
Total earning assets	1,960,511	27,425	5.67%	1,887,580	27,779	5.97%
Other assets	283,275			289,055
TOTAL ASSETS	$2,243,786			$2,176,635

LIABILITIES
Interest-bearing deposits
Demand deposits	$236,484	$200	0.34%	$190,215	$79	0.17%
Savings deposits	413,037	831	0.82%	312,563	656	0.85%
Time deposits	791,838	4,471	2.29%	858,020	6,832	3.23%
Total interest bearing deposits	1,441,359	5,502	1.55%	1,360,798	7,567	2.26%
Borrowings
Retail repurchase agreements	91,976	276	1.22%	106,469	390	1.49%
Wholesale repurchase agreements	50,000	463	3.76%	50,000	510	4.14%
FHLB borrowings and other indebtedness	198,744	1,752	3.58%	215,813	1,963	3.69%
Total borrowings	340,720	2,491	2.97%	372,282	2,863	3.12%
Total interest bearing liabilities	1,782,079	7,993	1.82%	1,733,080	10,430	2.44%
Noninterest bearing demand deposits	199,065			199,311
Other liabilities	5,223			25,718
Stockholders' equity	257,419			218,526
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,243,786			$2,176,635
Net interest income, tax equivalent		$19,432			$17,349
Net interest rate spread (3)			3.85%			3.53%
Net interest margin (4)			4.02%			3.73%

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

The Company’s allowance for loan losses was $24.51 million at March 31, 2010, $24.28 million at December 31, 2009 and $18.42 million at March 31, 2009.  The Company’s allowance for loan loss activity for the three-month periods ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended
	March 31,
(In Thousands)	2010	2009
	(Restated)	(Restated)
Allowance for loan losses
Beginning balance	$24,277	$17,782
Provision for loan losses	3,665	2,148
Charge-offs	(3,732)	(1,730)
Recoveries	298	220
Net charge-offs	(3,434)	(1,510)
Ending balance	$24,508	$18,420

The total allowance for loan losses to loans held for investment ratio was 1.76% at March 31, 2010, compared with 1.74% at December 31, 2009, and 1.44% at March 31, 2009.    Management considers the allowance to be adequate based upon its analysis of the portfolio as of March 31, 2010.  Management believes that it uses relevant information available to make determinations about the allowance.  If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected.  Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

During the first quarter of 2010, the Company incurred net charge-offs of $3.43 million compared with $1.51 million in the respective period of 2009.  Annualized net charge-offs for the first quarter were 1.00% of average loan balances.  The Company made provisions for loan losses of $3.67 million for the first quarter compared to $2.15 million in the respective period of 2009.  Provisions for loan losses covered 106.73% of net charge-offs for the three month period ended March 31, 2010.  The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2009, reflective of increases in unemployment and the general impact of recessionary conditions and stress in the residential real estate market.  Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral, including residential and commercial real estate.

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

For the first quarter of 2010, income taxes were $2.18 million compared with $2.32 million for the first quarter of 2009.  For the quarters ended March 31, 2010 and 2009, the effective tax expense rates were 29.25% and 30.91%, respectively.

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

For a more detailed discussion of activities regarding investment securities, please see Note 4 to the Consolidated Financial Statements.

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

	March 31, 2010	December 31, 2009	March 31, 2009
(Dollars in Thousands)

Non-accrual loans	$17,477	$17,527	$10,628
Loans 90 days or more past due and still accruing interest	-	-	-
Total non-performing loans	17,477	17,527	10,628

Other real estate owned	4,740	4,578	3,114
Total non-performing assets	$22,217	$22,105	$13,742

Non-performing loans as a percentage of total loans	1.26%	1.26%	0.84%
Non-performing assets as a percentage of total loans and other real estate owned	1.59%	1.58%	1.09%
Allowance for loan losses as a percentage of non-performing loans (restated)	140.2%	138.5%	173.3%

Restructured loans performing in accordance with modified terms	$3,091	$3,565	$614

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

Stockholders’ Equity

Total stockholders’ equity increased $8.90 million, or 3.53%, from $252.27 million at December 31, 2009, to $261.16 million at March 31, 2010. Changes in equity were the result of net income of $5.28 million, common dividends paid of $1.78 million, and other comprehensive income of $10.44 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types.  At March 31, 2010, the Company’s total capital to risk-weighted assets ratio was 13.94% compared with 13.81% at December 31, 2009.  The Company’s Tier 1 capital to risk-weighted assets ratio was 12.68% at March 31, 2010, compared with 12.56% at December 31, 2009.  The Company’s Tier 1 capital to average assets (leverage) ratio at March 31, 2010, was 8.92% compared with 8.51% at December 31, 2009.  All of the Company’s regulatory capital ratios exceed the current “well-capitalized” levels.

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

PART I. ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). As a result of the restatement described in Note 2. Restatement of Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q/A, management concluded that, as of March 31, 2010, the Company did not maintain effective controls to ensure the appropriate calculation of its allowance for loan losses.  Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized.  Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error.  Solely because of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2010.  As of July 27, 2010, Company has corrected the computational error in its model for calculating the allowance for loan losses.

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

Changes in Internal Control Over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. Except for the foregoing, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Reserved

ITEM 5.  Other Information

Not Applicable

ITEM 6.      Exhibits

(a)	Exhibits

Exhibit
No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended. (1)
3(ii)	Certificate of Designation Series A Preferred Stock. (22)
3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)
4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)
4.2	Indenture Agreement dated September 25, 2003. (11)
4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)
4.5	Reserved.
4.6	Warrant to purchase shares of Common Stock of First Community Bancshares, Inc. (22)
4.7	Form of Indenture for Senior Debt Securities (27)
4.8	Form of Indenture for Subordinated Debt Securities (28)
10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)
10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)
10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)
10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)
10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)
10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)
10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)
10.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)
10.7**	First Community Bancshares, Inc. Wrap Plan. (7)
10.8	Reserved.
10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)
10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)
10.11	Reserved.
10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)
10.13	Reserved.
10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)
10.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)
10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)
10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)
10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)
10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)
10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)
10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)
10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)
10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)
10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher. (26)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)

10.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)
11	Statement regarding computation of earnings per share. (16)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.
**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed on August 5, 2005, and as amended on Form 8-K filed on April 27, 2010.
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.
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

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.
(16)	Incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included herein.
(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.
(18)	Reserved
(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement, File No. 333-142558, filed May 2, 2007.
(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.
(21)	Reserved.
(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.
(25)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.
(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.
(27)	Incorporated by reference from Exhibit 4.4 of the Form S-3 registration statement, File No. 333-165965, filed April 8, 2010.
(28)	Incorporated by reference from Exhibit 4.5 of the Form S-3 registration statement, File No. 333-165965, filed April 8, 2010.

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