Form 10-Q
period 2010-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-08-16
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Class – Common Stock, $1.00 Par Value; 17,807,155 shares outstanding as of July 30, 2010

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended June 30, 2010

INDEX

PART I. ITEM 1.   Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
(Dollars in Thousands, Except Per Share Data)	(Unaudited)
Assets
Cash and due from banks	$35,174	$36,265
Federal funds sold	15,748	61,376
Interest-bearing balances with banks	25,609	3,700
Total cash and cash equivalents	76,531	101,341
Securities available-for-sale	502,866	486,057
Securities held-to-maturity	6,468	7,454
Loans held for sale	2,141	11,576
Loans held for investment, net of unearned income	1,399,885	1,393,931
Less allowance for loan losses	25,011	24,277
Net loans held for investment	1,374,874	1,369,654
Premises and equipment, net	56,407	56,946
Other real estate owned	7,108	4,578
Interest receivable	7,859	8,610
Goodwill and other intangible assets	90,757	91,061
Other assets	121,835	136,006
Total Assets	$2,246,846	$2,273,283

Liabilities
Deposits:
Noninterest-bearing	$205,731	$208,244
Interest-bearing	1,407,688	1,437,716
Total Deposits	1,613,419	1,645,960
Interest, taxes and other liabilities	21,865	22,498
Securities sold under agreements to repurchase	147,772	153,634
FHLB borrowings and other indebtedness	195,865	198,924
Total Liabilities	1,978,921	2,021,016

Stockholders' Equity
Common stock, $1 par value; 50,000,000 shares authorized; 18,082,822 shares issued at June 30, 2010, and 18,082,822 issued December 31, 2009,
and 275,667 and 317,658 shares in treasury, respectively	18,083	18,083
Additional paid-in capital	190,259	190,967
Retained earnings	73,613	66,760
Treasury stock, at cost	(8,583)	(9,891)
Accumulated other comprehensive loss	(5,447)	(13,652)
Total Stockholders' Equity	267,925	252,267
Total Liabilities and Stockholders' Equity	$2,246,846	$2,273,283

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars In Thousands, Except Per Share Data)	2010	2009	2010	2009
Interest Income
Interest and fees on loans held for investment	$20,997	$19,571	$42,351	$39,555
Interest on securities — taxable	3,730	5,177	7,516	10,341
Interest on securities — nontaxable	1,394	1,402	2,820	3,078
Interest on federal funds sold and deposits in banks	34	39	80	78
Total interest income	26,155	26,189	52,767	53,052
Interest Expense
Interest on deposits	5,106	7,076	10,608	14,643
Interest on borrowings	2,507	2,792	4,998	5,655
Total interest expense	7,613	9,868	15,606	20,298
Net interest income	18,542	16,321	37,161	32,754
Provision for loan losses	3,596	2,552	7,261	4,700
Net interest income after provision for loan losses	14,946	13,769	29,900	28,054
Noninterest Income
Wealth management income	1,012	1,133	1,897	2,117
Service charges on deposit accounts	3,347	3,491	6,339	6,648
Other service charges and fees	1,250	1,133	2,531	2,311
Insurance commissions	1,389	1,639	3,590	3,956
Total impairment losses on securities	(185)	(25,169)	(185)	(25,378)
Portion of loss recognized in other comprehensive income	-	21,393	-	21,393
Net impairment losses recognized in earnings	(185)	(3,776)	(185)	(3,985)
Net gains on sale of securities	1,201	1,653	1,451	2,064
Other operating income	890	247	1,859	826
Total noninterest income	8,904	5,520	17,482	13,937
Noninterest Expense
Salaries and employee benefits	8,487	7,405	16,456	15,271
Occupancy expense of bank premises	1,570	1,333	3,279	2,936
Furniture and equipment expense	918	892	1,822	1,830
Amortization of intangible assets	253	244	509	489
Prepayment penalties on FHLB advances	-	88	-	88
FDIC premiums and assessments	710	1,287	1,411	1,475
Merger related expenses	-	74	-	75
Other operating expense	4,660	4,718	9,193	9,064
Total noninterest expense	16,598	16,041	32,670	31,228
Income before income taxes	7,252	3,248	14,712	10,763
Income tax expense	2,121	843	4,303	3,166
Net income	5,131	2,405	10,409	7,597
Dividends on preferred stock	-	578	-	1,149
Net income available to common shareholders	$5,131	$1,827	$10,409	$6,448

Basic earnings per common share	$0.29	$0.14	$0.59	$0.53
Diluted earnings per common share	$0.29	$0.14	$0.59	$0.53

Dividends declared per common share	$0.10	$0.20	$0.20	$0.20

Weighted average basic shares outstanding	17,787,325	12,696,202	17,776,500	12,135,103
Weighted average diluted shares outstanding	17,805,393	12,741,080	17,792,535	12,181,843

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(In Thousands)	2010	2009
Operating activities:
Net income	$10,409	$7,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,261	4,700
Depreciation and amortization of premises and equipment	2,036	2,189
Intangible amortization	509	489
Net investment amortization and accretion	7	768
Net gain on the sale of assets	(1,369)	(2,154)
Mortgage loans originated for sale	(17,365)	(18,422)
Proceeds from sales of mortgage loans	27,157	18,685
Gain on sales of loans	(357)	(41)
Equity-based compensation expense	36	72
Deferred income tax benefit	(147)	(611)
Decrease in interest receivable	751	1,148
Net impairment losses recognized in earnings	185	3,985
Other operating activities, net	10,116	(97)
Net cash provided by operating activities	39,229	18,308

Investing activities:
Proceeds from sales of securities available-for-sale	71,708	89,827
Proceeds from maturities and calls of securities available-for-sale	38,488	28,051
Proceeds from maturities and calls of securities held-to-maturity	998	946
Purchase of securities available-for-sale	(113,690)	(125,496)
Net (increase) decrease in loans held for investment	(15,098)	22,375
Proceeds from the redemption of FHLB stock	-	351
Proceeds from sales of equipment	86	188
Purchase of premises and equipment	(1,552)	(2,393)
Net cash (used in) provided by investing activities	(19,060)	13,849

Financing activities:
Net increase in demand and savings deposits	33,908	15,477
Net (decrease) increase in time deposits	(66,449)	28,123
Net decrease in securities sold under agreement to repurchase	(5,862)	(12,110)
Net decrease in FHLB and other borrowings	(3,059)	(25,014)
FHLB debt prepayment fees	-	(88)
Net proceeds from the issuance of common stock	-	61,668
Proceeds from the exercise of stock options	30	-
Excess tax benefit from stock-based compensation	9	-
Preferred dividends paid	-	(1,043)
Common dividends paid	(3,556)	(1,160)
Net cash (used in) provided by financing activities	(44,979)	65,853
(Decrease) increase in cash and cash equivalents	(24,810)	98,010
Cash and cash equivalents at beginning of period	101,341	46,439
Cash and cash equivalents at end of period	$76,531	$144,449

Supplemental information — Noncash items
Transfer of loans to other real estate	$5,075	$2,485
Cumulative effect adjustment, net of tax*	$-	$6,131

* In accordance with FASB Accounting Standards Codification Investments — Debt and Equity Securities Topic 320

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Dollars in Thousands)
Balance January 1, 2009	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215
Cumulative effect of change in
accounting principle	-	-	-	6,131	-	(6,131)	-
Comprehensive income:
Net income	-	-	-	7,597	-	-	7,597
Other comprehensive loss — See Note 10	-	-	-	-	-	(2,903)	(2,903)
Comprehensive income (loss)	-	-	-	13,728	-	(9,034)	4,694
Preferred dividend, net	106	-	(37)	(1,149)	-	-	(1,080)
Common dividends declared	-	-	-	(2,851)	-	-	(2,851)
Issuance of vested shares	-	-	(22)	-	22	-	-
Equity-based compensation expense	-	-	72	-	-	-	72
Common stock issuance —
5,290,000 shares issued	-	5,290	56,378	-	-	-	61,668
Retirement plan contribution —
51,443 shares issued	-	-	(962)	-	1,634	-	672
Balance June 30, 2009	$40,525	$17,341	$183,955	$115,832	$(13,712)	$(61,551)	$282,390

Balance January 1, 2010	$-	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267
Comprehensive income:
Net income	-	-	-	10,409	-	-	10,409
Other comprehensive income — See Note 10	-	-	-	-	-	8,205	8,205
Comprehensive income	-	-	-	10,409	-	8,205	18,614
Common dividends paid	-	-	-	(3,556)	-	-	(3,556)
Issuance of vested shares	-	-	(25)	-	25	-	-
Equity-based compensation expense	-	-	36	-	-	-	36
Retirement plan contribution —
38,560 shares issued	-	-	(667)	-	1,201	-	534
Option exercises — 2,631 shares	-	-	(52)	-	82	-	30
Balance June 30, 2010	$-	$18,083	$190,259	$73,613	$(8,583)	$(5,447)	$267,925

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

The consolidated balance sheet as of December 31, 2009, has been derived from the restated audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K, as amended (the “2009 Form 10-K”).  Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Form 10-K.

A more complete and detailed description of First Community’s significant accounting policies is included within Footnote 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s 2009 Form 10-K.  Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.

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

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
(Amounts in Thousands, Except Share and Per Share Data)
Net income available to common shareholders	$5,131	$1,827	$10,409	$6,448

Weighted average shares outstanding	17,787,325	12,696,202	17,776,500	12,135,103
Dilutive shares for stock options	6,487	2,411	4,454	4,273
Contingently issuable shares	11,581	42,467	11,581	42,467
Weighted average dilutive shares outstanding	17,805,393	12,741,080	17,792,535	12,181,843

Basic earnings per share	$0.29	$0.14	$0.59	$0.53
Diluted earnings per share	$0.29	$0.14	$0.59	$0.53

For the three- and six-month periods ended June 30, 2010, options and warrants to purchase 467,844 and 491,189 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per common share because they would have an anti-dilutive effect. Likewise, options and warrants to purchase 399,156 and 400,156 shares, respectively, of common stock were excluded from the three- and six-month periods ended June 30, 2009 computations of diluted earnings per common share because their effect would be anti-dilutive.

Reclassifications

The Company has made certain reclassifications of June 30, 2009 amounts necessary to conform with the current year presentation. These reclassifications had no effect on the Company’s financial position, stockholders’ equity, or results of operations.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 810, Consolidation.  New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 810 during the first quarter of 2010.  The adoption of the guidance had no significant impact on the Company’s financial statements.

FASB ASC Topic 820, Fair Value Measurements and Disclosures.  New authoritative guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” amends prior guidance that requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 roll forward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements is further clarified.  The Company adopted the new authoritative accounting guidance under ASC Topic 820 in the first quarter of 2010 and new disclosures are presented in Note 13 — Fair Value of the Notes to Consolidated Financial Statements.  Other than the additional disclosures, the adoption of the new guidance had no significant impact on the Company’s financial statements.

FASB ASC Topic 860, Transfers and Servicing.  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The authoritative accounting guidance eliminates the concept of a “qualifying special purpose entity” and changes the requirements for derecognizing financial assets.  The authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The Company adopted the new authoritative accounting guidance under ASC Topic 860 effective January 1, 2010, and it had no significant impact on the Company’s financial statements.

FASB ASC Topic 310, Receivables.  New authoritative accounting guidance under ASC Topic 310 amends prior guidance to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The new authoritative guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is in the process of assessing the impact the new authoritative guidance will have on its financial statements and related disclosures.

Note 2. Restatement of Consolidated Financial Statements

As a result of a routine internal audit, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses.  In connection with its determination of the appropriate loan loss reserve at December 31, 2008, the Company made certain modifications to its loan loss reserve model with respect to a $130.76 million pool of loans.  However, in calculating the loan loss reserves for this pool of loans, the historical quarterly net charge-off rates were not annualized as was the case with all other quarterly loss rates in the model.  The Company has corrected the computational error in its model for calculating the allowance for loan losses.  Based on the Company’s modeling using the corrected computations, the Company, in consultation with the Audit Committee of its Board of Directors, determined that the amount of the allowance for loan losses should be increased by an aggregate of $2.55 million for the period beginning December 31, 2008, and ending March 31, 2010.

The Company has filed with the Securities and Exchange Commission amendments to its Form 10-Ks for each of the years ended December 31, 2009 and 2008 and its Form 10-Qs for each of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and March 31, 2010, for the purpose of restating the financial statements and other financial information in those reports to reflect the correction of the computational error in its model.

Note 3.  Mergers, Acquisitions, and Branching Activity

In July 2009, the Company acquired TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina.  TriStone had two full service locations in Winston-Salem.  At acquisition, TriStone had total assets of $166.82 million, total loans of $132.23 million and total deposits of $142.27 million. Each outstanding common share of TriStone was exchanged for 0.5262 shares of the Company’s common stock and the overall acquisition cost was approximately $10.78 million. The acquisition of TriStone significantly augmented the Company’s market presence and human resources in the Winston-Salem, North Carolina market.

Note 4.  Investment Securities

As of June 30, 2010, and December 31, 2009, the amortized cost and estimated fair value of available-for-sale securities were as follows:
	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
(In Thousands)
U.S. Government agency securities	$54,134	$719	$-	$54,853	$-
States and political subdivisions	132,103	4,000	(538)	135,565	-
Trust preferred securities:
Single issue	55,709	-	(13,026)	42,683	-
Pooled	1,514	1,898	-	3,412	-
Total trust preferred securities	57,223	1,898	(13,026)	46,095	-
FDIC-backed securities	25,353	308	-	25,661	-
Mortgage-backed securities:
Agency	214,081	9,225	(60)	223,246	-
Non-Agency prime residential	5,065	-	(400)	4,665	-
Non-Agency Alt-A residential	20,446	-	(8,724)	11,722	(8,724)
Total mortgage-backed securities	239,592	9,225	(9,184)	239,633	(8,724)
Equities	824	280	(45)	1,059	-
Total	$509,229	$16,430	$(22,793)	$502,866	$(8,724)

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI
(In Thousands)
U.S. Government agency securities	$25,421	$10	$(155)	$25,276	$-
States and political subdivisions	133,185	3,309	(893)	135,601	-
Trust preferred securities:
Single issue	55,624	-	(14,514)	41,110	-
Pooled	1,648	-	-	1,648	-
Total trust preferred securities	57,272	-	(14,514)	42,758	-
Mortgage-backed securities:
Agency	260,220	5,399	(1,401)	264,218	-
Non-Agency prime residential	5,743	-	(573)	5,170	-
Non-Agency Alt-A residential	20,968	-	(9,667)	11,301	(9,667)
Total mortgage-backed securities	286,931	5,399	(11,641)	280,689	(9,667)
Equities	1,717	207	(191)	1,733	-
Total	$504,526	$8,925	$(27,394)	$486,057	$(9,667)

As of June 30, 2010, and December 31, 2009, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$6,468	$109	$-	$6,577
Total	$6,468	$109	$-	$6,577

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$7,454	$125	$-	$7,579
Total	$7,454	$125	$-	$7,579

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
(In Thousands)
Due within one year	$71	$73
Due after one year but within five years	55,794	56,775
Due after five years but within ten years	82,039	85,052
Due after ten years	130,909	120,274
	268,813	262,174
Mortgage-backed securities	239,592	239,633
Equity securities	824	1,059
Total	$509,229	$502,866

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
(In Thousands)
Due within one year	$555	$560
Due after one year but within five years	4,334	4,415
Due after five years but within ten years	1,579	1,602
Due after ten years	-	-
Total	$6,468	$6,577

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $301.77 million and $354.92 million at June 30, 2010, and December 31, 2009, respectively.

During the three months ended June 30, 2010, gross gains on the sale of securities were $1.23 million while gross losses were $26 thousand.  During the six months ended June 30, 2010, gross gains on the sale of securities were $1.49 million while gross losses were $34 thousand.  During the three months ended June 30, 2009, gross gains on the sale of securities were $1.67 million while gross losses were $19 thousand.  During the six months ended June 30, 2009 gross gains on the sale of securities were $2.84 million while gross losses were $779 thousand.

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at June 30, 2010, and December 31, 2009.

	June 30, 2010
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
States and political subdivisions	$8,635	$(176)	$16,688	$(362)	$25,323	$(538)
Single issue trust preferred securities	3,303	(319)	39,380	(12,707)	42,683	(13,026)
Mortgage-backed securities:
Agency	11,669	(60)	21	-	11,690	(60)
Prime residential	-	-	4,665	(400)	4,665	(400)
Alt-A residential	-	-	10,732	(8,724)	10,732	(8,724)
Total mortgage-backed securities	11,669	(60)	15,418	(9,124)	27,087	(9,184)
Equity securities	318	(45)	-	-	318	(45)
Total	$23,925	$(600)	$71,486	$(22,193)	$95,411	$(22,793)

	December 31, 2009
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
U.S. Government agency securities	$23,271	$(155)	$-	$-	$23,271	$(155)
States and political subdivisions	13,864	(270)	16,285	(623)	30,149	(893)
Single issue trust preferred securities	-	-	41,111	(14,514)	41,111	(14,514)
Mortgage-backed securities:
Agency	83,491	(1,400)	34	(1)	83,525	(1,401)
Prime residential	-	-	5,169	(573)	5,169	(573)
Alt-A residential	11,301	(9,667)	-	-	11,301	(9,667)
Total mortgage-backed securities	94,792	(11,067)	5,203	(574)	99,995	(11,641)
Equity securities	86	(60)	731	(131)	817	(191)
Total	$132,013	$(11,552)	$63,330	$(15,842)	$195,343	$(27,394)

At June 30, 2010, the combined depreciation in value of the 75 individual securities in an unrealized loss position was approximately 4.53% of the combined reported value of the aggregate securities portfolio.  At December 31, 2009, the combined depreciation in value of the 89 individual securities in an unrealized loss position was approximately 5.64% of the combined reported value of the aggregate securities portfolio.

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

For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered.    Non-beneficial interest debt securities consist of U.S. government agency securities, states and political subdivisions, single issue trust preferred securities, and FDIC-backed securities.  If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and record any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”).  During the three- and six-month periods ended June 30, 2010, the Company incurred no other OTTI charges related to non-beneficial interest debt securities.   The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred.  Beneficial interest debt securities consist of mortgage-backed securities and pooled trust preferred securities.  An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value.  If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred.  The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI.  The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in OCI.  At June 30, 2010, the Company recognized OTTI charges of $134 thousand on two of its remaining pooled trust preferred security holdings.  This charge brought the carrying amount of those two securities to zero.

During the three- and six-month periods ended June 30, 2010, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $134 thousand. These charges were related to two pooled trust preferred security holdings and brought the carrying value of those securities to zero.  During the three- and six-month periods ended June 30, 2009, the Company recognized credit-related OTTI charges related to beneficial interest debt securities of $3.37 million. For the beneficial interest debt securities not deemed to have incurred OTTI, the Company has concluded that the primary difference in the fair value of the securities and credit impairment evident in its cash flow model is the significantly higher rate of return currently demanded by market participants in this illiquid and inactive market as compared to the rate of return that the Company received when it purchased the securities in a normally functioning market.

As of June 30, 2010, the Company cannot assert its intent to hold its remaining pooled trust preferred securities to recovery or maturity and that it is more likely than not it will sell the securities in order to convert deferred tax assets to current tax receivables.  Accordingly, the Company carries those securities at the lower of its adjusted cost basis or market value.  The securities continue to remain categorized as available-for-sale.

For the non-Agency Alt-A residential MBS, the Company models cash flows using the following assumptions: constant prepayment speed of 5, a customized constant default rate scenario starting at 15 and ramping down over the course of the next three-and-a-half years to 3 beginning with the fourth year, and a loss severity of 45.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
(In Thousands)
Estimated credit losses, beginning balance (1)	$4,251	$4,251
Additions for credit losses on securities not previously recognized	-	-
Additions for credit losses on securities previously recognized	-	-
Reduction for increases in cash flows	-	-
Reduction for securities management no longer intends to hold to recovery	-	-
Reduction for realized losses	-	-
Estimated credit losses as of June 30, 2010	$4,251	$4,251

 (1) The beginning balance includes credit-related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three- and six-month periods ended June 30, 2010, the Company recognized OTTI charges on certain of its equity securities of $51 thousand. For the three- and six-month periods ended June 30, 2009, the Company recognized OTTI charges of $406 and $615 thousand, respectively, on certain of its equity positions.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”).  The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding.  The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets.  At June 30, 2010, and December 31, 2009, the Company owned approximately $13.70 million in FHLBA stock, which is classified as other assets.  The Company’s policy is to review for impairment of such assets at the end of each reporting period.  During the six months ended June 30, 2010, FHLBA announced the repurchase of excess activity-based stock and paid quarterly dividends.  At June 30, 2010, FHLBA was in compliance with all of its regulatory capital requirements.  Based on its review, the Company believes that, as of June 30, 2010, its FHLBA stock was not impaired.

Note 5.  Loans

Loans, net of unearned income, consist of the following:

	June 30, 2010		December 31, 2009
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial, financial, and agricultural	$103,026	7.36%	$96,366	6.91%
Real estate — commercial	462,745	33.06%	450,611	32.33%
Real estate — construction (1)	114,207	8.16%	124,896	8.96%
Real estate — residential	649,576	46.40%	657,367	47.16%
Consumer	62,659	4.47%	60,090	4.31%
Other	7,672	0.55%	4,601	0.33%
Total	$1,399,885	100.00%	$1,393,931	100.00%

Loans held for sale	$2,141		$11,576

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $235.25 million and standby letters of credit and financial guarantees written of $9.67 million at June 30, 2010.  Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $6.82 million at June 30, 2010.

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

The following table details the Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2010 and 2009.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
(In Thousands)
Beginning balance	$24,508	$18,420	$24,277	$17,782
Provision for loan losses	3,596	2,552	7,261	4,700
Charge-offs	(3,373)	(2,681)	(7,105)	(4,411)
Recoveries	280	252	578	472
Ending balance	$25,011	$18,543	$25,011	$18,543

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans for the periods ended June 30, 2010, and December 31, 2009. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is non-accrual.

	June 30,	December 31,
(In Thousands)	2010	2009
Recorded investment in loans considered to be impaired:
Recorded investment in impaired loans with related allowance	$11,604	$13,241
Recorded investment in impaired loans with no related allowance	23,692	13,371
Total impaired loans	35,296	26,612
Loans considered to be impaired that were on a non-accrual basis	17,668	17,014
Allowance for loan losses related to loans considered to be impaired	2,604	932
Total interest income recognized on impaired loans, year-to-date	1,176	663

Note 7.  Deposits

The following is a summary of interest-bearing deposits by type as of June 30, 2010, and December 31, 2009.

	June 30,	December 31,
	2010	2009
(In Thousands)
Interest-bearing demand deposits	$244,889	$231,907
Savings and money market deposits	404,820	381,381
Certificates of deposit	757,979	824,428
Total	$1,407,688	$1,437,716

Note 8.  Borrowings

The following schedule details the Company’s FHLB borrowings and other indebtedness at June 30, 2010, and December 31, 2009.

	June 30,	December 31,
	2010	2009
(In Thousands)
FHLB borrowings	$180,134	$183,177
Subordinated debt	15,464	15,464
Other long-term debt	267	283
Total	$195,865	$198,924

FHLB borrowings included $175.00 million in convertible and callable advances at June 30, 2010, and December 31, 2009.  The weighted average interest rate of all the advances was 2.41% at June 30, 2010, and December 31, 2009.

The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments.  The notional amount of the derivative swap is $50.00 million and effectively fixes the interest rate of a portion of the FHLB borrowings at approximately 4.34%.  After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings was 3.61% at June 30, 2010.  The fair value of the interest rate swap was a liability of $1.09 million at June 30, 2010. The Company maintained a cash deposit with its counterparty to collateralize the interest rate swap of $3.20 million at June 30, 2010, and $3.20 million at December 31, 2009.

At June 30, 2010, the FHLB advances have approximate contractual maturities between one month and eleven years.  The scheduled maturities of the advances are as follows:

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

In addition to investment securities, at June 30, 2010, wholesale repurchase agreements were collateralized by $22.09 million of interest-bearing balances with banks.

Note 9.  Net Periodic Benefit Cost-Defined Benefit Plans

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified defined benefit plan for the three- and six-month periods ended June 30, 2010.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
(In Thousands)
Service cost	$53	$53	$105	$106
Interest cost	53	47	105	94
Net periodic cost	$106	$100	$210	$200

Note 10.	Comprehensive Income

The components of the Company’s comprehensive income, net of income taxes, for the three- and six-month periods ended June 30, 2010 and 2009, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
(In Thousands)
Net income	$5,131	$2,405	$10,409	$7,597
Other comprehensive income
Unrealized gain (loss) on securities available-for-sale
with other-than-temporary impairment	(164)	137	3	(1,906)
Unrealized gain on securities available-for-sale
without other-than-temporary impairment	5,435	24,968	13,319	4,627
Reclassification adjustment for gains
realized in net income	(1,201)	(1,653)	(1,451)	(2,064)
Reclassification adjustment for credit related
other-than-temporary impairments recognized
in earnings	185	3,776	185	3,985
Cumulative effect of change in accounting principle	-	(9,889)	-	(9,889)
Unrealized gain on derivative contract	596	326	1,020	565
Income tax effect	(1,807)	(6,713)	(4,871)	1,779
Total other comprehensive income (loss)	3,044	10,952	8,205	(2,903)
Comprehensive income	$8,175	$13,357	$18,614	$4,694

Note 11.  Commitments and Contingencies

In the normal course of business, the Company is a defendant in various legal actions and asserted claims.  While the Company and its legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, the Company believes the resolution of these actions, singly or in the aggregate, should not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three- and six-month periods ended June 30, 2010 and 2009.

	For the Three Months
	Ended June 30, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$18,581	$(24)	$(15)	$18,542
Provision for loan losses	3,596	-	-	3,596
Noninterest income	7,431	1,408	65	8,904
Noninterest expense (income)	15,362	1,402	(166)	16,598
Income before income taxes	7,054	(18)	216	7,252
Provision for income taxes	2,014	(19)	126	2,121
Net income	$5,040	$1	$90	$5,131
End of period goodwill and other intangibles	$79,057	$11,700	$-	$90,757
End of period assets	$2,227,198	$12,163	$7,485	$2,246,846

	For the Six Months
	Ended June 30, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$37,259	$(57)	$(41)	$37,161
Provision for loan losses	7,261	-	-	7,261
Noninterest income (loss)	14,040	3,627	(185)	17,482
Noninterest expense (income)	30,383	2,881	(594)	32,670
Iincome before income taxes	13,655	689	368	14,712
Provision for income taxes	3,883	272	148	4,303
Net income	$9,772	$417	$220	$10,409
End of period goodwill and other intangibles	$79,057	$11,700	$-	$90,757
End of period assets	$2,227,198	$12,163	$7,485	$2,246,846

	For the Three Months
	Ended June 30, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$16,343	$(16)	$(6)	$16,321
Provision for loan losses	2,552	-	-	2,552
Noninterest income (loss)	6,511	1,665	(2,656)	5,520
Noninterest expense (income)	17,493	1,474	(2,926)	16,041
Income before income taxes	2,809	175	264	3,248
Provision for income taxes	429	51	363	843
Net income (loss)	$2,380	$124	$(99)	$2,405
End of period goodwill and other intangibles	$78,506	$11,028	$-	$89,534
End of period assets	$2,174,946	$11,252	$15,847	$2,202,045

	For the Six Months
	Ended June 30, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$32,835	$(34)	$(47)	$32,754
Provision for loan losses	4,700	-	-	4,700
Noninterest income (loss)	10,343	4,009	(415)	13,937
Noninterest expense (income)	28,783	3,112	(667)	31,228
Income before income taxes	9,695	863	205	10,763
Provision for income taxes	2,338	254	574	3,166
Net income (loss)	$7,357	$609	$(369)	$7,597
End of period goodwill and other intangibles	$78,506	$11,028	$-	$89,534
End of period assets	$2,174,046	$11,252	$15,847	$2,202,045

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

Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan less the specific reserve is any downward adjustment to the appraised value that the Company’s Special Assets staff determines appropriate.  These differences generally consist of costs to sell the property, as well as a deflator for the devaluation of property seen when banks are the sellers, and the Company deems these adjustments as fair value adjustments.

In the Company’s experience, it rarely returns loans to performing status after they have been partially charged off.  Generally, credits identified as impaired move quickly through the process towards ultimate resolution of the problem credits.

Other Real Estate Owned.  The fair value of the Company’s other real estate owned is determined using current and prior appraisals, estimates of costs to sell, and proprietary qualitative adjustments.  Accordingly, other real estate owned is stated at a Level 3 fair value.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2010
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$-	$54,853	$-	$54,853
Agency mortgage-backed securities	-	223,246	-	223,246
Non-Agency prime residential MBS	-	4,665	-	4,665
Non-Agency Alt-A residential MBS	-	11,722	-	11,722
Municipal securities	-	135,565	-	135,565
FDIC-backed securities	-	25,661	-	25,661
Single issue trust preferred securities	-	42,683	-	42,683
Pooled trust preferred securities	-	3,412	-	3,412
Equity securities	1,039	20	-	1,059
Total available-for-sale securities	1,039	501,827	-	502,866
Deferred compensation assets	2,928	-	-	2,928
Derivative assets
Interest rate lock commitments		52	-	52
Total derivative assets	-	52	-	52
Deferred compensation liabilities	2,928	-	-	2,928
Derivative liabilities
Interest rate swap	-	1,093	-	1,093
Interest rate lock commitments	-	22	-	22
Total derivative liabilities	-	1,115	-	1,115
Total	$6,895	$502,994	$-	$509,889

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Available-for-sale securities:
Agency securities	$-	$25,276	$-	$25,276
Agency mortgage-backed securities	-	264,218	-	264,218
Non-Agency prime residential MBS	-	5,170	-	5,170
Non-Agency Alt-A residential MBS	-	11,301	-	11,301
Municipal securities	-	135,601	-	135,601
Single issue trust preferred securities	-	41,110	-	41,110
Pooled trust preferred securities	-	-	1,648	1,648
Equity securities	1,713	20	-	1,733
Total available-for-sale securities	1,713	482,696	1,648	486,057
Deferred compensation assets	2,872	-	-	2,872
Derivative assets
Interest rate lock commitments	-	2	-	2
Total derivative assets	-	2	-	2
Deferred compensation liabilities	2,872	-	-	2,872
Derivative liabilities
Interest rate swap	-	2,117	-	2,117
Interest rate lock commitments	-	74	-	74
Total derivative liabilities	-	2,191	-	2,191
Total	$7,457	$484,889	$1,648	$493,994

The following table presents additional information about financial assets and liabilities measured at fair value for the three- and six-month periods ended June 30, 2010, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Fair Value Measurements
Using Significant
Unobservable Inputs
Available-for-Sale Securities
Pooled Trust Preferred Securities
	For the Three Months	For the Six Months
(In Thousands)	Ended June 30, 2010	Ended June 30, 2010
Beginning Balance	$-	$1,648
Transfers into Level 3	-	-
Transfers out of Level 3	-	(3,574)
Total gains or losses
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	-	1,926
Purchases, issuances, sales, and settlements
Purchases	-	-
Issuances	-	-
Sales	-	-
Settlements	-	-
Balance, June 30, 2010	$-	$-

The Company transferred $3.57 million out of Level 3 for the six-month period ended June 30, 2010. During the first quarter of 2010, the Company changed the fair value of pooled trust preferred securities from Level 3 to Level 2 pricing.  The Company has been successful in obtaining quotes from qualified market participants, and although the market for these securities is increasing, it still remains inactive.

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.  Items subjected to nonrecurring fair value adjustments at June 30, 2010, and December 31, 2009, are as follows:

	June 30, 2010
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$-	$-	$10,552	$10,552
Other real estate owned	-	-	7,108	7,108

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$-	$-	$11,702	$11,702
Other real estate owned	-	-	4,578	4,578

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

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Assets
Cash and cash equivalents	$76,531	$76,531	$101,341	$101,341
Investment securities	509,334	509,443	493,511	493,636
Loans held for sale	2,141	2,172	11,576	11,580
Loans held for investment	1,374,874	1,367,513	1,369,654	1,362,814
Accrued interest receivable	7,859	7,859	8,610	8,610
Bank owned life insurance	41,541	41,541	40,972	40,972
Derivative financial assets	52	52	2	2
Deferred compensation assets	2,928	2,928	2,872	2,872

Liabilities
Demand deposits	$205,731	$205,731	$208,244	$208,244
Interest-bearing demand deposits	244,889	244,889	231,907	231,907
Savings deposits	404,820	404,820	381,381	381,381
Time deposits	757,979	769,502	824,428	834,546
Securities sold under agreements to repurchase	147,772	156,508	153,634	156,653
Accrued interest payable	3,520	3,520	4,130	4,130
FHLB and other indebtedness	195,865	209,094	198,924	208,334
Derivative financial liabilities	1,115	1,115	2,191	2,191
Deferred compensation liabilities	2,928	2,928	2,872	2,872

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

Deposits and Securities Sold Under Agreements to Repurchase: Deposits without a stated maturity, including demand, interest-bearing demand, and savings accounts, are reported at their carrying value.  No value has been assigned to the franchise value of these deposits.  For other types of deposits and repurchase agreements with fixed maturities and rates, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on instruments with similar characteristics and maturities.

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

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
(In Thousands)
Interest rate swap	$50,000	$50,000	$50,000
IRLC's	6,823	4,636	7,314

As of June 30, 2010, December 31, 2009, and June 30, 2009, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	June 30, 2010		December 31, 2009		June 30, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives not designated as hedges
IRLC's	Other assets	$52	Other assets	$2	Other assets	$23
Total		$52		$2		$23

	Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designated as hedges
Interest rate swap	Other liabilities	$1,093	Other liabilities	$2,117	Other liabilities	$2,745
Total		$1,093		$2,117		$2,745

Derivatives not designated as hedges
IRLC's	Other liabilities	$22	Other liabilities	$74	Other liabilities	$47
Total		$22		$74		$47

Total derivatives		$1,115		$2,191		$2,792

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

The Company’s balance of mortgage loans held for sale is subject to changes in fair value due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market.  Typically, the fair value of these loans declines when interest rates increase and rises when interest rates decrease.

Effect of Derivatives and Hedging Activities on the Income Statement

For the quarters ended June 30, 2010 and 2009, the Company has determined there was no amount of ineffectiveness on cash flow hedges.  The following table details gains and losses recognized in income on non-designated hedging instruments for the three- and six-month periods ended June 30, 2010 and 2009.

(In Thousands)		Amount of Gain (Loss)
Derivatives Not	Location of Gain (Loss)	Recognized in Income on Derivative
Designated as Hedging	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Derivative	2010	2009	2010	2009

IRLC's	Other income	$79	$(77)	$102	$(48)
Total		$79	$(77)	$102	$(48)

Counterparty Credit Risk.   Like other financial instruments, derivatives contain an element of “credit risk.”  Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations.  This risk is measured as the expected positive replacement value of contracts.  All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee.  The Company reviews its counterparty risk regularly and has determined that, as of June 30, 2010, there is no significant counterparty credit risk.

PART I.   ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context suggests otherwise, the terms “First Community”, “Company”, “we”, “our”, and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations.  This discussion and analysis should be read in conjunction with the Company’s 2009 Form 10-K, as amended (“2009 Form 10-K”), and the other financial information included in this report.

The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.25 billion at June 30, 2010.  Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through 58 locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.  The Company is also the parent of GreenPoint Insurance Group, Inc. (“GreenPoint”), a North Carolina based full-service insurance agency offering commercial and personal lines.  The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm that offers wealth management and investment advice.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral “forward-looking statements,” including statements contained in its filings with the Securities and Exchange Commission (“SEC”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	Inflation, interest rate, market and monetary fluctuations;
•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
•	The willingness of users to substitute competitors’ products and services for our products and services;
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
•
The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	Possible other-than-temporary impairments of securities held by us;
•	The impact of current governmental efforts to restructure the U.S. financial regulatory system, including the recent enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Changes in consumer spending and savings habits; and
•	Unanticipated regulatory or judicial proceedings.

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

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.  These factors and other risks and uncertainties are discussed in Item 1A., “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and the Company’s 2009 Form 10-K.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation.  The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the accounting for and valuation of investment securities, the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the four accounting areas that require the most subjective or complex judgments.  The identified critical accounting policies are described in detail in the Company’s 2009 Form 10-K.

COMPANY OVERVIEW

The Company is a financial holding company which operates within the five-state region of Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.  The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services.  The Company reported total assets of $2.25 billion at June 30, 2010.

The Company funds its lending activities primarily through the retail deposit operations of its branch banking network.  Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed.  The Company invests its funds primarily in loans to retail and commercial customers.  In addition to loans, the Company invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments.  The Company also maintains overnight interest-bearing balances with correspondent banks.  The difference between interest earned on assets and interest paid on liabilities is the Company’s primary source of earnings.  Net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.

The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC.  The Bank’s Trust Division and IPC manage assets with an aggregate market value of $806 million as of June 30, 2010.  These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.

RECENT LEGISLATION

On June 28, 2010, the board of directors of the FDIC adopted a final ruling extending the Transaction Account Guarantee (“TAG”) program to December 31, 2010, as well as to allow the FDIC’s board of directors to use its discretion to extend the program for a period of time not to exceed December 31, 2011 without additional rulemaking if economic conditions warrant such an extension.   Among other things, the TAG program provides full coverage for non-interest bearing transaction deposit accounts and certain Negotiable Order of Withdrawal accounts.

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Limit the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the Bank, from availing themselves of such preemption.
•
Require the Office of the Comptroller of the Currency (the “OCC”) to seek to make its capital requirements for national banks, such as the Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Require financial holding companies, such as First Community, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to engage in interstate bank acquisitions.

•
Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.
•
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve to examine bank holding companies, such as First Community, and their non-bank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally.  Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

RESULTS OF OPERATIONS

Overview

The Company experienced the following developments in the second quarter and first half of 2010:

•	For the second quarter of 2010, net income increased $2.73 million from the comparable period in 2009.
•	Net interest margin, on a tax-equivalent basis, increased 30 basis points to 3.92% for the three months ended June 30, 2010, as compared to the three-month period ended June 30, 2009.
•	Net interest income increased $2.22 million, or 13.10%, from the second quarter of 2009.
•	Tangible book value per common share increased to $9.95, up $0.88 from December 31, 2009.

•	The allowance for loan losses as a percentage of total loans increased to 1.79% at June 30, 2010, as compared to 1.74% at December 31, 2009.

Net income available to common shareholders for the three months ended June 30, 2010, was $5.13 million, or $0.29 per diluted common share, compared with net income available to common shareholders of $1.83 million, or $0.14 per diluted common share, for the three months ended June 30, 2009, an increase of $3.30 million.  Net income available to common shareholders for the three-month period ended June 30, 2009, was impacted by the required payment of dividends on preferred stock totaling $578 thousand. Increases in net income were primarily due to the reduction in net impairment losses on securities and decrease in interest on deposit accounts partially offset by increases in salaries and employee benefits expense and the provision for loan losses.

Net income available to common shareholders for the six months ended June 30, 2010, was $10.41 million, or $0.59 per diluted common share, compared with net income available to common shareholders of $6.45 million, or $0.53 per diluted common share, for the six months ended June 30, 2009, an increase of $3.96 million.  Net income available to common shareholders for the six-month period ended June 30, 2009 was impacted by the required payment of dividends on preferred stock totaling $1.15 million. Increases in net income were primarily due to the $3.80 million reduction in net impairment losses on securities, a $4.04 million decrease in interest on deposit accounts partially offset by increases in salaries and employee benefits expense, and a $2.56 million increase in the provision for loan losses.

On July 8, 2009, the Company repurchased and retired the $41.50 million of Series A perpetual preferred stock from the U.S. Treasury following a $63 million qualified equity offering.

Net Interest Income — Quarterly Comparison (See Table I)

Net interest income, the largest contributor to earnings, was $18.54 million for the three months ended June 30, 2010, compared with $16.32 million for the corresponding period in 2009, an increase of $2.22 million, or 13.61%.  Tax-equivalent net interest income totaled $19.33 million for the three months ended June 30, 2010, an increase of $2.24 million, or 13.10%, from $17.09 million for the second quarter of 2009.  The increase in tax-equivalent net interest income was due primarily to increases in total earning assets, largely from the TriStone acquisition, and decreases in time deposit and borrowing costs as a result of repricing opportunities throughout a sustained low rate environment.

Compared with the second quarter of 2009, average earning assets increased $83.72 million while interest-bearing liabilities increased $51.44 million.  The changes include the impact of the July 2009 TriStone acquisition.  The yield on average earning assets decreased 24 basis points to 5.47% from 5.71% between the three months ended June 30, 2010 and 2009, respectively.  Total cost of interest-bearing liabilities decreased 58 basis points between the second quarters of 2010 and 2009, which resulted in a net interest rate spread that was 33 basis points higher, at 3.75%, for the second quarter of 2010 compared with 3.42% for the same period last year.  The Company’s tax-equivalent net interest margin of 3.92% for the three months ended June 30, 2010 increased 30 basis points from 3.62% for the same period of 2009.

The yield on loans decreased 15 basis points to 6.04% from 6.19% for the three months ended June 30, 2010 and 2009, respectively.  The effect of the extended low interest rate environment in the United States was offset by the addition of TriStone, which resulted in a net increase of $1.45 million, or 7.40%, in tax-equivalent loan interest income for the second quarter of 2010 compared with the second quarter of 2009.

During the three months ended June 30, 2010, the tax-equivalent yield on available-for-sale securities decreased 55 basis points to 4.61%, while the average balance decreased by $58.23 million, or 10.45%, compared with the same period in 2009.  The decline in average balance was due largely to securities sold or written off during the last half of 2009.  The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.

Average interest-bearing balances with banks were $72.78 million during the second quarter of 2010, and the yield was 0.19%.  Interest-bearing balances with banks are comprised largely of excess liquidity bearing overnight market rates.  The Company maintained a strong liquidity position during the first six months of 2010.

Compared with the same period in 2009, the average balances of interest-bearing demand deposits increased $50.80 million, or 25.70%, while the average rate paid during the second quarter of 2010 increased by 24 basis points.  During the three months ended June 30, 2010, the average balances of savings deposits increased $103.97 million, or 32.73%, while the average rate paid increased six basis points compared to the same period in 2009.  Average time deposits decreased $83.70 million, or 9.89%, while the average rate paid on time deposits decreased 92 basis points from 3.06% in the second quarter of 2009 to 2.14% in the second quarter of 2010.  The level of average noninterest-bearing demand deposits increased $5.72 million, or 2.84%, to $207.39 million during the quarter ended June 30, 2010, compared with the corresponding period of the prior year.  The overall increase in the level of average deposits reflects the addition of TriStone in July 2009.

Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $7.33 million, or 7.22%, to $94.20 million for the second quarter of 2010, while the rate decreased 25 basis points to 1.07% during the same period.  The decrease in average balance can be largely attributed to customers converting retail repurchase agreements to certificates of deposit and lower business balances in the slow economy.  There were no federal funds purchased on average during the second quarters of 2010 and 2009. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate increased two basis points between the two periods due to structure within those borrowings.  The average balance of FHLB borrowings and other long-term debt decreased by $12.30 million, or 5.91%, in the second quarter of 2010 to $195.80 million, while the rate paid on those borrowings decreased 18 basis points.

Net Interest Income – Year-to-Date Comparison (See Table II)

Net interest income was $37.16 million for the six months ended June 30, 2010, compared with $32.75 million for the corresponding period in 2009, an increase of $4.41 million, or 13.45%.  Tax-equivalent net interest income totaled $38.76 million for the six months ended June 30, 2010, an increase of $4.32 million, or 12.55%, from $34.44 million for the first half of 2009.  The increase in tax-equivalent net interest income was due primarily to increases in total earning assets, largely from the TriStone acquisition, and decreases in time deposit and borrowing costs as a result of repricing opportunities throughout a sustained low rate environment.

Compared with the first half of 2009, average earning assets increased $78.79 million while interest-bearing liabilities increased $50.65 million.  The changes include the impact of the July 2009 TriStone acquisition.  The yield on average earning assets decreased 27 basis points to 5.57% from 5.84% between the six months ended June 30, 2010 and 2009, respectively.  Total cost of interest-bearing liabilities decreased 60 basis points between the first halves of 2010 and 2009, which resulted in a net interest rate spread that was 33 basis points higher, at 3.80%, for the first half of 2010 compared with 3.47% for the same period last year.  The Company’s tax-equivalent net interest margin of 3.97% for the six months ended June 30, 2010, increased 29 basis points from 3.68% for the same period of 2009.

The yield on loans decreased 10 basis points to 6.13% from 6.23% for the six months ended June 30, 2010 and 2009, respectively.  The effect of the extended low interest rate environment in the United States was offset by the addition of TriStone, which resulted in a net increase of $2.85 million, or 7.20%, in tax-equivalent loan interest income for the first half of 2010 compared with the first half of 2009.

During the six months ended June 30, 2010, the tax-equivalent yield on available-for-sale securities decreased 79 basis points to 4.76%, while the average balance decreased by $45.26 million, or 8.46%, compared with the same period in 2009.  The decline in average balance was due largely to securities sold or written off during the last half of 2009.  The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.

Average interest-bearing balances with banks were $74.68 million during the first half of 2010, and the yield was 0.22%.  Interest-bearing balances with banks are comprised largely of excess liquidity bearing overnight market rates.  The Company maintained a strong liquidity position in the second quarter.

Compared with the same period in 2009, the average balances of interest-bearing demand deposits increased $48.55 million, or 25.03%, while the average rate paid during the first half of 2010 increased by 20 basis points.  During the six months ended June 30, 2010, the average balances of savings deposits increased $102.23 million, or 32.44%, while the average rate paid increased one basis point compared to the same period in 2009.  Average time deposits decreased $74.99 million, or 8.80%, while the average rate paid on time deposits decreased 92 basis points from 3.14% in the first half of 2009 to 2.22% in the first half of 2010.  The level of average noninterest-bearing demand deposits increased $2.76 million, or 1.37%, to $203.25 million for the six months ended June 30, 2010, compared with the corresponding period of the prior year.  The overall increase in the level of average deposits reflects the addition of TriStone.

Retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $10.89 million, or 10.47%, to $93.09 million for the first half of 2010, while the rate decreased 26 basis points to 1.14% during the same period.  The decrease in average balance can be largely attributed to customers converting retail repurchase agreements to certificates of deposit and businesses using cash during more difficult economic times.  There were no federal funds purchased on average during the first half of 2010 and 2009. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased 18 basis points between the two periods due to changes in the structure within those borrowings.  The average balance of FHLB borrowings and other long-term debt decreased by $14.25 million, or 6.73%, in the first half of 2010 to $197.27 million, while the rate paid on those borrowings decreased 15 basis points.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
ASSETS
Earning assets
Loans (2)	$1,397,528	$21,039	6.04%	$1,269,584	$19,589	6.19%
Securities available-for-sale	498,880	5,728	4.61%	557,110	7,169	5.16%
Securities held-to-maturity	6,928	145	8.39%	7,824	164	8.41%
Interest-bearing deposits	72,782	34	0.19%	57,885	39	0.27%
Total earning assets	1,976,118	26,946	5.47%	1,892,403	26,961	5.71%
Other assets	281,473			287,211
TOTAL ASSETS	$2,257,591			$2,179,614

LIABILITIES
Interest-bearing deposits
Demand deposits	$248,512	$250	0.40%	$197,710	$81	0.16%
Savings deposits	421,669	781	0.74%	317,700	540	0.68%
Time deposits	762,858	4,075	2.14%	846,560	6,455	3.06%
Total interest-bearing deposits	1,433,039	5,106	1.43%	1,361,970	7,076	2.08%
Borrowings
Retail repurchase agreements	94,197	252	1.07%	101,525	333	1.32%
Wholesale repurchase agreements	50,000	468	3.75%	50,000	465	3.73%
FHLB borrowings and other indebtedness	195,804	1,787	3.66%	208,102	1,994	3.84%
Total borrowings	340,001	2,507	2.96%	359,627	2,792	3.11%
Total interest-bearing liabilities	1,773,040	7,613	1.72%	1,721,597	9,868	2.30%
Noninterest-bearing demand deposits	207,393			201,670
Other liabilities	10,940			24,419
Stockholders' equity	266,218			231,928
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,257,591			$2,179,614
Net interest income, tax-equivalent		$19,333			$17,093
Net interest rate spread (3)			3.75%			3.42%
Net interest margin (4)			3.92%			3.62%

(1)
Fully taxable equivalent ("FTE") at the rate of 35%.  The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax-equivalent net interest income divided by average earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
ASSETS
Earning assets
Loans (2)	$1,396,603	$42,436	6.13%	$1,280,394	$39,585	6.23%
Securities available-for-sale	490,062	11,561	4.76%	535,326	14,741	5.55%
Securities held-to-maturity	7,033	293	8.40%	8,147	336	8.32%
Interest-bearing deposits	74,675	80	0.22%	65,713	78	0.24%
Total earning assets	1,968,373	54,370	5.57%	1,889,580	54,740	5.84%
Other assets	282,363			288,115
TOTAL ASSETS	$2,250,736			$2,177,695

LIABILITIES
Interest-bearing deposits
Demand deposits	$242,531	$450	0.37%	$193,983	$160	0.17%
Savings deposits	417,377	1,612	0.78%	315,146	1,196	0.77%
Time deposits	777,268	8,546	2.22%	852,258	13,287	3.14%
Total interest-bearing deposits	1,437,176	10,608	1.49%	1,361,387	14,643	2.17%
Borrowings
Retail repurchase agreements	93,093	528	1.14%	103,984	723	1.40%
Wholesale repurchase agreements	50,000	931	3.75%	50,000	975	3.93%
FHLB borrowings and other indebtedness	197,266	3,539	3.62%	211,511	3,957	3.77%
Total borrowings	340,359	4,998	2.96%	365,495	5,655	3.12%
Total interest-bearing liabilities	1,777,535	15,606	1.77%	1,726,882	20,298	2.37%
Noninterest-bearing demand deposits	203,252			200,497
Other liabilities	8,097			25,064
Stockholders' equity	261,852			225,252
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,250,736			$2,177,695
Net interest income, tax-equivalent		$38,764			$34,442
Net interest rate spread (3)			3.80%			3.47%
Net interest margin (4)			3.97%			3.68%

(1)
Fully taxable equivalent ("FTE") at the rate of 35%.  The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax-equivalent net interest income divided by average earning assets.

The following table summarizes the changes in tax-equivalent interest earned and paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (changes in the average rate times the prior year’s average volume), and (iii) changes in rate/volume (change in the average volume column times the change in average rate).

	Three Months Ended				Six Months Ended
	June 30, 2010, Compared to 2009				June 30, 2010, Compared to 2009
	$ Increase (Decrease) due to				$ Increase (Decrease) due to
			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest Earned On:
Loans (1)	$1,974	$(476)	$(48)	$1,450	$3,592	$(680)	$(61)	$2,851
Securities available-for-sale (1)	(749)	(772)	80	(1,441)	(1,246)	(2,113)	$179	(3,180)
Securities held-to-maturity (1)	(19)	(0)	0	(19)	(46)	3	$-	(43)
Interest-bearing deposits
with other banks	10	(13)	(2)	(5)	11	(8)	$(1)	2
Total interest earning assets	1,216	(1,261)	30	(15)	2,311	(2,798)	117	(370)

Interest Paid On:
Demand deposits	21	118	31	169	40	200	50	290
Savings deposits	177	48	16	241	388	21	7	416
Time deposits	(638)	(1,933)	191	(2,380)	(1,169)	(3,916)	344	(4,741)
Retail repurchase agreements	(24)	(61)	4	(81)	(76)	(133)	14	(195)
Wholesale repurchase
agreement	-	3	0	3	-	(44)	(0)	(44)
FHLB borrowings and other long-term debt	(118)	(95)	6	(207)	(267)	(164)	13	(418)
Total interest-bearing liabilities	(583)	(1,920)	248	(2,255)	(1,084)	(4,036)	428	(4,692)

Change in net interest income,
tax-equivalent	$1,799	$659	$(218)	$2,240	$3,395	$1,238	$(311)	$4,322

(1)       Fully taxable equivalent using a rate of 35%.

Provision and Allowance for Loan Losses

During the last three years, there has been significant stress in both commercial and residential real estate markets, resulting in significant declines in valuations in the real estate markets.  Decreases in real estate values adversely affect the value of property used as collateral for loans, including loans originated by the Company.  In addition, adverse changes in the economy, particularly continued high rates of unemployment may have a negative effect on the ability of the Company’s borrowers to make timely loan payments, which would have an adverse impact on the Company’s earnings.  A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.

The Company’s allowance for loan losses was $25.01 million at June 30, 2010, $24.28 million at December 31, 2009, and $18.54 million at June 30, 2009.  The Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2010 and 2009 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2010	2009	2010	2009
Allowance for loan losses
Beginning balance	$24,508	$18,420	$24,277	$17,782
Provision for loan losses	3,596	2,552	7,261	4,700
Charge-offs	(3,373)	(2,681)	(7,105)	(4,411)
Recoveries	280	252	578	472
Net charge-offs	(3,093)	(2,429)	(6,527)	(3,939)
Ending balance	$25,011	$18,543	$25,011	$18,543

The total allowance for loan losses to loans held for investment ratio was 1.79% at June 30, 2010, compared with 1.74% at December 31, 2009, and 1.46% at June 30, 2009.    Management considers the allowance to be adequate based upon its analysis of the portfolio as of June 30, 2010.  Management believes that it uses relevant information available to make determinations about the allowance.  If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected.  Because events affecting borrowers and collateral charge-offs cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

During the second quarter and first half of 2010, the Company incurred net charge-offs of $3.09 million and $6.53 million, respectively, compared with $2.43 million and $3.94 million in the respective periods of 2009.  Annualized net charge-offs for the second quarter of 2010 were 0.89% of the average loan balance.  The Company made provisions for loan losses of $3.60 million and $7.26 million, respectively, for the three- and six-month periods ended June 30, 2010, compared to $2.55 million and $4.70 million, respectively, in the same periods of 2009.  Provisions for loan losses covered 116.26% and 111.25%, respectively, of net charge-offs for the three- and six-month periods ended June 30, 2010.  The increase in loan loss provision is primarily attributable to rising loss factors as net charge-offs were higher than in 2009, reflective of increases in unemployment and the general impact of recessionary conditions and stress in the real estate market.  Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral, including residential and commercial real estate.

Total delinquent loans as of June 30, 2010, measured 1.70% of total loans and were comprised of loans 30-89 days delinquent of 0.44% of total loans and loans in non-accrual status of 1.26% of total loans.  Total delinquency has decreased approximately $8.59 million since December 31, 2009.  Non-performing loans, comprised entirely of non-accrual loans as the Company does not have any loans that are 90 days past due and still accruing, as a percentage of total loans remained stable at 1.26% of total loans as of June 30, 2010, March 31, 2010, and December 31, 2009.

The primary composition of non-performing loans is 38.42% residential real estate; 17.61% non-owner occupied commercial real estate; and 14.55% owner occupied commercial real estate.  Approximately $4.27 million, or 24.16%, of non-performing loans is attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets.  Total noninterest income for the second quarter of 2010 was $8.90 million compared with noninterest income of $5.52 million in the same period of 2009, an increase of $3.38 million.  Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges and gains on the sale of securities, noninterest income for the quarter ended June 30, 2010, increased $245 thousand, or 3.21%, compared to the same period in 2009.  Wealth management revenues decreased $121 thousand, or 10.68%, to $1.01 million for the three months ended June 30, 2010, compared with the same period in 2009.  Service charges on deposit accounts decreased $144 thousand, or 4.12%, to $3.35 million for the three months ended June 30, 2010, compared with the same period in 2009.  Other service charges and fees increased $117 thousand, or 10.33%, to $1.25 million for the three months ended June 30, 2010, compared with the same period in 2009.  Insurance commissions for the second quarter of 2010 were $1.39 million, a decrease of $250 thousand, or 15.25%, from the comparable period in 2009.  Other operating income totaled $890 thousand for the three months ended June 30, 2010, an increase of $643 thousand, or 260.32%, compared with the same period in 2009.  The increase is primarily attributed to higher volumes of loans sold in the secondary mortgage market and increased bank owned life insurance income.   For the quarter ended June 30, 2010, the Company recognized $185 thousand of OTTI on two pooled trust preferred securities and several small equity holdings, compared to $3.78 million of OTTI on three pooled trust preferred securities and several small equity holdings in 2009.  During the second quarter of 2010, net securities gains of $1.20 million were realized compared with net gains of $1.65 million in the comparable period in 2009.

Noninterest income for the first half of 2010 was $17.48 million compared with noninterest income of $13.94 million in the same period of 2009, an increase of $3.55 million.  Exclusive of the impact of OTTI charges and gains on the sale of securities, noninterest income for the six months ended June 30, 2010, increased $358 thousand, or 2.26%, compared to the same period in 2009.  Wealth management revenues decreased $220 thousand, or 10.39%, to $1.90 million for the first half of 2010, compared with the same period in 2009.  Service charges on deposit accounts decreased $309 thousand, or 4.65%, to $6.34 million for the six months ended June 30, 2010, compared with the same period in 2009.  Management attributes the decrease to lower overall consumer spending, leading to lower levels of certain activity charges.  Other service charges and fees increased $220 thousand, or 9.52%, to $2.53 million for the six months ended June 30, 2010, compared with the same period in 2009.  Insurance commissions for the first half of 2010 were $3.59 million, a decrease of $366 thousand, or 9.25%, from the comparable period in 2009.  Other operating income totaled $1.86 million for the six months ended June 30, 2010, an increase of $1.03 million, or 125.06%, compared with the same period in 2009.  The increase is primarily attributed to higher volumes of loans sold in the secondary mortgage market and a small litigation settlement.   For the six months ended June 30, 2010, the Company recognized $185 thousand of OTTI on two pooled trust preferred securities and several smaller equity holdings, compared to $3.99 million on three pooled trust preferred securities and several smaller equity holdings in 2009.  During the first half of 2010, net securities gains of $1.45 million were realized compared with net gains of $2.06 million in the comparable period in 2009.

For a more detailed discussion of activities regarding investment securities and impairment charges, please see Note 4 to the Consolidated Financial Statements.

Noninterest Expense

Noninterest expense totaled $16.60 million for the quarter ended June 30, 2010, an increase of $557 thousand, or 3.47%, from the same period in 2009.  Salaries and employee benefits for the second quarter of 2010 increased $1.08 million, or 14.61%, compared to the same period in 2009.  TriStone branches accounted for an increase in salaries and employee benefits of $359 thousand during the quarter.  The remainder of the Company showed an overall increase in salaries and benefits of $723 thousand.  Occupancy and furniture and equipment expenses increased $263 thousand, or 23.15%, between the comparable periods, due mainly to the addition of the TriStone branches.  Other operating expense totaled $4.66 million for the second quarter of 2010, a decrease of $58 thousand, or 1.23%, from $4.72 million for the second quarter of 2009.

During 2009, the FDIC announced increases in deposit insurance premiums, levied special assessments, and shifted to a three-year prepaid collection versus payment in arrears. Deposit insurance premiums and assessments were $710 thousand and $1.41 million, respectively, for the three- and six-month periods ended June 30, 2010. The Company expects the remainder of the quarterly premium accruals for 2010 to approximate $1.45 million.

Noninterest expense totaled $32.67 million for the six months ended June 30, 2010, an increase of $1.44 million, or 4.62%, from the same period in 2009.  Salaries and employee benefits for the first half of 2010 increased $1.19 million, or 7.76%, compared to the same period in 2009.  TriStone branches accounted for an increase in salaries and employee benefits of $685 thousand during the first half of 2010.  The remainder of the Company showed an overall increase in salaries and benefits of $500 thousand.  Occupancy and furniture and equipment expenses increased $335 thousand, or 7.03%, between the comparable periods, due mainly to the addition of the TriStone branches.  Other operating expense totaled $9.19 million for the first half of 2010, an increase of $129 thousand, or 1.42%, from $9.06 million for the first half of 2009.

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company.  Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income.  These items are commonly referred to as permanent differences.  The most significant permanent differences for the Company include income on state and municipal securities which are exempt from federal income tax and the increases in the cash surrender values of life insurance policies.

For the second quarter of 2010, income taxes were $2.12 million compared with $843 thousand for the second quarter of 2009.  For the quarters ended June 30, 2010 and 2009, the effective tax expense rates were 29.25% and 25.95%, respectively.  For the six months ended June 30, 2010, income taxes were $4.30 million compared with $3.17 million for the same period of 2009.  For the six months ended June 30, 2010 and 2009, the effective tax expense rates were 29.25% and 29.42%, respectively.

FINANCIAL CONDITION

Total assets at June 30, 2010, decreased $26.44 million, or 1.16%, to $2.25 billion from December 31, 2009. Cash and cash equivalents decreased $24.81 million since year end 2009. Total liabilities at June 30, 2010, decreased $42.10 million, or 2.08%, to $1.98 billion from December 31, 2009. Deposits decreased by $32.54 million, securities sold under agreements to repurchase decreased $5.86 million, and short term borrowings decreased $3.06 million.

Securities

Available-for-sale securities were $502.87 million at June 30, 2010, compared with $486.06 million at December 31, 2009, an increase of $16.81 million, or 3.46%.  The market value of securities available-for-sale as a percentage of amortized cost improved from 96.34% at December 31, 2009, to 98.75% at June 30, 2010, reflecting improved pricing on certain issues.  Held-to-maturity securities declined to $6.47 million at June 30, 2010, compared with $7.45 million at December 31, 2009.

During the second quarter, the Company recognized OTTI charges in earnings related to two pooled trust preferred securities of $134 thousand. During the three- and six-month periods ended June 30, 2010, the Company recognized impairment charges on equity securities of $51 thousand.

For a more detailed discussion of activities regarding investment securities, please see Note 4 to the Consolidated Financial Statements.

Loan Portfolio

Loans Held for Sale

The $2.14 million balance of loans held for sale at June 30, 2010, represents mortgage loans that are sold to investors on a best efforts basis.  Accordingly, the Company does not retain the interest rate risk involved in the commitment.  The gross notional amount of outstanding commitments to originate mortgage loans for customers at June 30, 2010, was $6.82 million on 52 loans.

Loans Held for Investment

Total loans held for investment were $1.40 billion at June 30, 2010, representing an increase of $5.95 million from December 31, 2009 and an increase of $130.44 million from June 30, 2009.  The increase over the comparable quarter of 2009 is due primarily to the acquisition of TriStone in the third quarter of 2009.  The average loan to deposit ratio was 85.19% for the second quarter of 2010, compared with 85.13% for the fourth quarter of 2009, and 81.19% for the second quarter of 2009.  Year-to-date average loans of $1.40 billion increased $116.21 million when compared to year-to-date average loans of $1.28 billion in 2009.

The held for investment loan portfolio continues to be diversified among loan types and industry segments.   The following table presents the various loan categories and changes in composition as of June 30, 2010, December 31, 2009, and June 30, 2009.

	June 30, 2010		December 31, 2009		June 30, 2009
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial, financial and agricultural	$103,026	7.36%	$96,366	6.91%	$83,873	6.61%
Real estate — commercial	462,745	33.06%	450,611	32.33%	410,473	32.33%
Real estate — residential	649,576	46.40%	657,367	47.16%	594,645	46.85%
Real estate — construction (1)	114,207	8.16%	124,896	8.96%	112,361	8.85%
Consumer	62,659	4.47%	60,090	4.31%	62,077	4.89%
Other	7,672	0.55%	4,601	0.33%	6,014	0.47%
Total	$1,399,885	100.00%	$1,393,931	100.00%	$1,269,443	100.00%

Loans Held for Sale	$2,141		$11,576		$802

(1) Real estate construction includes land and land development loans.

Non-Performing Assets

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”).  Non-performing assets were $24.78 million at June 30, 2010, $22.11 million at December 31, 2009, and $15.26 million at June 30, 2009.  The percentage of non-performing assets to total assets was 1.10% at June 30, 2010, 0.97% at December 31, 2009, and 0.69% at June 30, 2009.

The following schedule details non-performing assets by category at the close of each of the quarters ended June 30, 2010 and 2009, and December 31, 2009.

	June 30, 2010	December 31, 2009	June 30, 2009
(Dollars in Thousands)

Non-accrual loans	$17,668	$17,527	$11,645
Loans 90 days or more past due and still
accruing interest	-	-	-
Total non-performing loans	17,668	17,527	11,645

Other real estate owned	7,108	4,578	3,615
Total non-performing assets	$24,776	$22,105	$15,260

Non-performing loans as a percentage of total loans	1.26%	1.26%	0.92%
Non-performing assets as a percentage of total assets	1.10%	0.97%	0.69%
Non-performing assets as a percentage of total loans
and other real estate owned	1.76%	1.58%	1.20%
Allowance for loan losses as a percentage of
non-performing loans	141.6%	138.5%	159.2%

Restructured loans performing in accordance with
modified terms	$2,763	$3,565	$2,050

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures, and movements into or out of the non-performing classification as a result of changing customer business conditions. There were no loans 90 days past due and still accruing at June 30, 2010, December 31, 2009, and June 30, 2009. OREO was $7.11 million at June 30, 2010, an increase of $2.53 million from December 31, 2009, and is carried at the lesser of estimated net realizable value or cost.  OREO increased from December 31, 2009, as non-performing loans were converted to foreclosed real estate. At June 30, 2010, OREO consisted of 62 properties with an average value of $197 thousand and an average age of 7 months.  During the three- and six-month periods ended June 30, 2010, net losses on the sale of OREO totaled $189 thousand and $457 thousand, respectively.

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

Deposits and Other Borrowings

Total deposits decreased by $32.54 million, or 1.98%, during the first six months of 2010.  Noninterest-bearing demand deposits decreased $2.51 million to $205.73 million at June 30, 2010, compared with $208.24 million at December 31, 2009.  Interest-bearing demand deposits increased $12.98 million to $244.89 million at June 30, 2010 from December 31, 2009.  Savings increased $23.44 million, or 6.15%, and time deposits decreased $66.45 million, or 8.06%, during the first half of 2010.

Securities sold under repurchase agreements decreased $5.86 million, or 3.82%, in the first six months of 2010 to $147.77 million.  There were no federal funds purchased outstanding at June 30, 2010, as the Company maintained a strong liquidity position sold throughout the first half of 2010.

Stockholders’ Equity

Total stockholders’ equity increased $15.66 million, or 6.21%, from $252.27 million at December 31, 2009, to $267.93 million at June 30, 2010. Changes in equity were primarily from the result of net income of $10.41 million, other comprehensive income of $8.21 million, and common dividends paid of $3.56 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types.  At June 30, 2010, the Company’s total risk-based capital ratio was 13.61% compared with 13.81% at December 31, 2009.  The Company’s Tier 1 risk-based capital ratio was 12.34% at June 30, 2010, compared with 12.56% at December 31, 2009.  The Company’s Tier 1leverage ratio at June 30, 2010, was 8.64% compared with 8.51% at December 31, 2009.  All of the Company’s regulatory capital ratios exceed the current “well-capitalized” levels.

During the second quarter of 2010, the Company was notified by the OCC that it had issued an Individual Minimum Capital Ratio directive (“IMCR”) to the Bank. The IMCR requires the Bank to maintain a total risk-based capital ratio of 11.50%, a Tier 1 risk-based capital ratio of 10.00%, and a Tier 1 leverage ratio of 7.50%. The Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios were 12.11%, 10.86%, and 7.61%, respectively, at June 30, 2010.

PART I. ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Capital Resources

At June 30, 2010, the Company maintained liquidity in the form of cash and cash equivalent balances of $76.53 million, unpledged securities available-for-sale of $201.09 million, and total FHLB credit availability of approximately $202.41 million.  Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company.  Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company is a holding company, which is a separate legal entity from the Bank, and at June 30, 2010, maintained cash balances of $14.24 million.  As a result of investment securities impairments recognized in 2008 and 2009, the Bank is currently restricted from paying dividends to the Parent Company.  The Company believes the cash reserves and investments it holds provide adequate working capital to meet its obligations for the next 12 months and through the projected period of dividend restrictions.

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

Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure.  At June 30, 2010, net interest income modeling shows the Company to be in a relatively neutral position.

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

The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of June 30, 2010, and December 31, 2009, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are affected.  As of June 30, 2010, the Federal Open Market Committee maintains a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points unrealistic and not meaningful.  In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

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

Rate Sensitivity Analysis

	June 30, 2010
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(231)	(0.3)	$4,284	1.6
100	(143)	(0.2)	6,175	2.4
(100)	1,463	2.0	(21,117)	(8.0)

	December 31, 2009
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	%	Econcomic Value	%
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(1,405)	(1.9)	$(18,634)	(6.9)
100	(866)	(1.2)	(7,715)	(2.9)
(100)	2,117	2.9	16,087	5.9

PART I. ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b).  As a result of the restatement described in Note 2 – Restatement of Consolidated Financial Statements of the Notes to the Consolidated Financial Statements of this Quarterly Report, management concluded that, as of June 30, 2010, the Company did not maintain effective controls to ensure the appropriate calculation of its allowance for loan losses.  Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized.  Control procedures in place for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error.  Solely because of this material weakness, management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010.  As of July 27, 2010, the Company has corrected the computational error in its model for calculating the allowance for loan losses.

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

Changes in Internal Control Over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  Except for the foregoing, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

The following risk factor is in addition to those risk factors previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended, previously filed with the SEC.

Recent enactment of broad financial reform legislation provides for new regulations affecting many aspects of our operations and, depending on the final regulations promulgated under this new law, may adversely impact our profitability and operations.

The U.S. Congress recently approved the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act provides for expansive reforms of the financial services industry and affects, among other things, the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, such as First Community.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for the U.S. Congress, which may result in additional legislative or regulatory action.  The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company.  For example, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  Although the ultimate impact of this legislation on the Company has not yet been determined, the interest costs associated with demand deposits may increase.  In addition, the Dodd-Frank Act requires the Federal Reserve to issue regulations to ensure that fees charged to merchants for debit card transactions are reasonable and proportional to the cost of processing those transactions. Although institutions with less than $10 billion in assets are exempt from these regulations, the effect of this rule could have an adverse impact on fee income for other financial institutions as well.

Among the Dodd-Frank Act’s significant regulatory reforms is the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services.  Although the ultimate impact of the Bureau has not yet been determined, the costs associated with regulatory compliance may increase.  The Dodd-Frank Act also limits the federal preemption rules that have been applicable for national banks, such as the Bank, and gives state attorneys general the ability to enforce federal consumer protection laws, which may subject the Bank to additional state regulation.

The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of its business practices or otherwise adversely affect our business.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s Common Stock during the second quarter of 2010.
			Total Number	Maximum
	Total		of Shares	Number of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan (1)

April 1-30, 2010	-	$-	-	803,400
May 1-31, 2010	-	-	-	803,400
June 1-30, 2010	-	-	-	824,333
Total	-	$-	-

(1) The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 1,100,000 shares.  The plan has no expiration date, remains open and no plans have expired during the reporting period covered by this table.  No determination has been made to terminate the plan or to cease making purchases.  The Company held 275,667 shares in treasury at June 30, 2010.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Reserved

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

(a)	Exhibits

Exhibit No.	Exhibit

3(i)*	Articles of Incorporation of First Community Bancshares, Inc.
3(ii)	Certificate of Designation Series A Preferred Stock. (22)
3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)
4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)
4.2	Indenture Agreement dated September 25, 2003. (11)
4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)
4.5	Reserved.
4.6	Warrant to purchase 88,273 shares of Common Stock of First Community Bancshares, Inc. (29)
4.7	Form of Indenture for Senior Debt Securities. (27)
4.8	Form of Indenture for Subordinated Debt Securities. (28)
10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)
10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)
10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)
10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)
10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)
10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)
10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)
10.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)
10.7**	First Community Bancshares, Inc. Wrap Plan. (7)
10.8	Reserved.
10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)
10.10	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)
10.11	Reserved.
10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)
10.13	Reserved.
10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)
10.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)
10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)
10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)
10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)
10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)
10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)
10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)
10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)

10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)
10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher. (26)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)
11	Statement regarding computation of earnings per share. (16)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification of Chief Executive Officer and Chief Financial Officer Section 1350.

*	Furnished herewith.
**	Indicates a management contract or compensation plan.

(1)	Reserved.
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.
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

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.
(16)	Incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included herein.
(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.
(18)	Reserved
(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement, File No. 333-142558, filed May 2, 2007.

(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.
(21)	Reserved.
(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.
(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.
(25)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.
(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.
(27)	Incorporated by reference from Exhibit 4.4 of Form S-3 registration statement, File No. 333-165965, filed April 8, 2010.
(28)	Incorporated by reference from Exhibit 4.5 of the Form S-3 registration statement, File No. 333-165965, filed April 8, 2010.
(29)	Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K dated and filed July 27, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE:  August 16, 2010

/s/ John M. Mendez
John M. Mendez
President & Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc.
31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.