Form 10-Q
period 2010-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2010-11-02
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Class – Common Stock, $1.00 Par Value; 17,834,601 shares outstanding as of October 22, 2010

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended September 30, 2010

INDEX

PART I. ITEM 1.   Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
(Dollars in Thousands)	(Unaudited)
Assets
Cash and due from banks	$37,120	$36,265
Federal funds sold	93,281	61,376
Interest-bearing balances with banks	1,363	3,700
Total cash and cash equivalents	131,764	101,341
Securities available-for-sale	480,587	486,057
Securities held-to-maturity	5,931	7,454
Loans held for sale	3,386	11,576
Loans held for investment, net of unearned income	1,398,251	1,393,931
Less allowance for loan losses	26,420	24,277
Net loans held for investment	1,371,831	1,369,654
Premises and equipment, net	56,042	56,946
Other real estate owned	5,501	4,578
Interest receivable	7,899	8,610
Goodwill and other intangible assets	91,165	91,061
Other assets	143,319	136,006
Total Assets	$2,297,425	$2,273,283

Liabilities
Deposits:
Noninterest-bearing	$216,167	$208,244
Interest-bearing	1,441,056	1,437,716
Total Deposits	1,657,223	1,645,960
Interest, taxes and other liabilities	21,377	22,498
Securities sold under agreements to repurchase	153,413	153,634
FHLB borrowings and other indebtedness	191,209	198,924
Total Liabilities	2,023,222	2,021,016

Stockholders' Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; 0 shares issued at September 30, 2010 and December 31, 2009	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 18,082,822 shares issued at September 30, 2010, and 18,082,822 issued at December 31, 2009, and 248,221 and 317,658 shares in treasury, respectively	18,083	18,083
Additional paid-in capital	189,811	190,967
Retained earnings	78,385	66,760
Treasury stock, at cost	(7,729)	(9,891)
Accumulated other comprehensive loss	(4,347)	(13,652)
Total Stockholders' Equity	274,203	252,267
Total Liabilities and Stockholders' Equity	$2,297,425	$2,273,283

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars In Thousands, Except Share and Per Share Data)	2010	2009	2010	2009
Interest Income
Interest and fees on loans held for investment	$21,440	$21,064	$63,791	$60,619
Interest on securities — taxable	2,895	4,562	10,411	14,903
Interest on securities — nontaxable	1,451	1,449	4,271	4,527
Interest on federal funds sold and deposits in banks	54	55	134	133
Total interest income	25,840	27,130	78,607	80,182
Interest Expense
Interest on deposits	4,872	6,998	15,480	21,641
Interest on borrowings	2,371	2,596	7,369	8,251
Total interest expense	7,243	9,594	22,849	29,892
Net interest income	18,597	17,536	55,758	50,290
Provision for loan losses	3,810	3,819	11,071	8,519
Net interest income after provision for loan losses	14,787	13,717	44,687	41,771
Noninterest Income
Wealth management income	909	971	2,806	3,088
Service charges on deposit accounts	3,457	3,659	9,796	10,307
Other service charges and fees	1,244	1,156	3,775	3,467
Insurance commissions	1,663	1,567	5,253	5,523
Total impairment losses on securities	-	(26,405)	(185)	(63,180)
Portion of loss recognized in other comprehensive income	-	(4,406)	-	28,384
Net impairment losses recognized in earnings	-	(30,811)	(185)	(34,796)
Net gains on sale of securities	2,574	866	4,025	2,930
Gain on acquisition	-	4,493	-	4,493
Other operating income	1,091	815	2,950	1,750
Total noninterest income (loss)	10,938	(17,284)	28,420	(3,238)
Noninterest Expense
Salaries and employee benefits	8,753	7,860	25,209	23,131
Occupancy expense of bank premises	1,573	1,266	4,852	4,202
Furniture and equipment expense	926	928	2,748	2,758
Amortization of intangible assets	260	262	769	751
Prepayment penalties on FHLB advances	-	-	-	88
FDIC premiums and assessments	718	1,109	2,129	2,584
Merger related expenses	-	1,505	-	1,580
Other operating expense	5,199	4,838	14,392	14,011
Total noninterest expense	17,429	17,768	50,099	49,105
Income (loss) before income taxes	8,296	(21,335)	23,008	(10,572)
Income tax expense (benefit)	1,743	(9,783)	6,046	(6,617)
Net income (loss)	6,553	(11,552)	16,962	(3,955)
Dividends on preferred stock	-	1,011	-	2,160
Net income (loss) available to common shareholders	$6,553	$(12,563)	$16,962	$(6,115)

Basic earnings (loss) per common share	$0.37	$(0.72)	$0.95	$(0.44)
Diluted earnings (loss) per common share	$0.37	$(0.72)	$0.95	$(0.44)

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

Weighted average basic shares outstanding	17,808,348	17,427,434	17,787,233	13,918,599
Weighted average diluted shares outstanding	17,832,882	17,427,434	17,812,895	13,918,599

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	September 30,
(Dollars In Thousands)	2010	2009
Operating activities:
Net income (loss)	$16,962	$(3,955)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,071	8,519
Depreciation and amortization of premises and equipment	3,050	2,986
Intangible amortization	769	751
Net investment amortization and accretion	542	1,024
Net gain on the sale of assets	(3,746)	(3,008)
Net gain on acquisitions	-	(4,493)
Mortgage loans originated for sale	(28,101)	(26,147)
Proceeds from sales of mortgage loans	36,856	25,538
Gain on sales of loans	(565)	(59)
Equity-based compensation expense	51	105
Deferred income tax benefit	(1,965)	(17,925)
Decrease in interest receivable	711	1,635
Net impairment losses recognized in earnings	185	34,796
Other operating activities, net	12,912	3,551
Net cash provided by operating activities	48,732	23,318

Investing activities:
Proceeds from sales of securities available-for-sale	142,998	126,632
Proceeds from maturities and calls of securities available-for-sale	66,227	50,334
Proceeds from maturities and calls of securities held-to-maturity	1,544	1,238
Purchase of securities available-for-sale	(208,720)	(218,388)
Net (increase) decrease in loans held for investment	(14,401)	19,559
Proceeds from the (investment in) redemption of FHLB stock	(982)	351
Cash (invested in) provided by acquisitions, net	(667)	21,299
Proceeds from sales of equipment	37	218
Purchase of premises and equipment	(2,374)	(3,909)
Net cash used in investing activities	(16,338)	(2,666)

Financing activities:
Net increase in demand and savings deposits	91,223	15,645
Net (decrease) increase in time deposits	(79,960)	357
Net decrease in securities sold under agreement to repurchase	(221)	(18,872)
Net decrease in FHLB and other borrowings	(7,715)	(25,122)
FHLB debt prepayment fees	-	(88)
Net proceeds from the issuance of common stock	-	61,668
Redemption of preferred stock	-	(41,500)
Proceeds from the exercise of stock options	30	20
Excess tax benefit from stock-based compensation	9	2
Acquisition of treasury stock	-	(13)
Preferred dividends paid	-	(1,079)
Common dividends paid	(5,337)	(2,852)
Net cash used in financing activities	(1,971)	(11,834)
Increase in cash and cash equivalents	30,423	8,818
Cash and cash equivalents at beginning of period	101,341	46,439
Cash and cash equivalents at end of period	$131,764	$55,257

Supplemental information — noncash items
Transfer of loans to other real estate	$5,807	$5,404
Cumulative effect adjustment, net of tax*	$-	$6,131

* In accordance with FASB Accounting Standards Codification Investments — Debt and Equity Securities Topic 320
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Dollars in Thousands)
Balance January 1, 2009	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215
Cumulative effect of change in accounting principle	-	-	-	6,131	-	(6,131)	-
Comprehensive income:
Net loss	-	-	-	(3,955)	-	-	(3,955)
Other comprehensive income — see note 9	-	-	-	-	-	23,150	23,150
Comprehensive income	-	-	-	2,176	-	17,019	19,195
Preferred dividend, net	1,081	-	(37)	(2,160)	-	-	(1,116)
Common dividends declared	-	-	-	(4,616)	-	-	(4,616)
Redemption of preferred stock	(41,500)	-	-	-	-	-	(41,500)
Acquisition of treasury shares — 1,000 shares	-	-	-	-	(13)	-	(13)
Acquisition of TriStone Community Bank — 741,588 shares issued	-	742	9,386	-	-	-	10,128
Issuance of vested shares — 700 shares	-	-	(22)	-	22	-	-
Equity-based compensation expense	-	-	105	-	-	-	105
Common stock issuance — 5,290,000 shares issued	-	5,290	56,378	-	-	-	61,668
Retirement plan contribution — 79,591 shares issued	-	-	(1,495)	-	2,527	-	1,032
Option exercises — 2,000 shares	-	-	(42)	-	64	-	22
Balance September 30, 2009	$-	$18,083	$192,799	$101,504	$(12,768)	$(35,498)	$264,120

Balance January 1, 2010	$-	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267
Comprehensive income:
Net income	-	-	-	16,962	-	-	16,962
Other comprehensive income — see note 9	-	-	-	-	-	9,305	9,305
Comprehensive income	-	-	-	16,962	-	9,305	26,267
Common dividends declared and paid	-	-	-	(5,337)	-	-	(5,337)
Issuance of vested shares — 800 shares	-	-	(25)	-	25	-	-
Equity-based compensation expense	-	-	51	-	-	-	51
Retirement plan contribution — 66,006 shares issued	-	-	(1,130)	-	2,055	-	925
Option exercises — 2,631 shares	-	-	(52)	-	82	-	30
Balance September 30, 2010	$-	$18,083	$189,811	$78,385	$(7,729)	$(4,347)	$274,203

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

A more complete and detailed description of First Community’s significant accounting policies is included within Note 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s 2009 Form 10-K.  Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.

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

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
(In Thousands, Except Share and Per Share Data)
Net income (loss) available to common shareholders	$6,553	$(12,563)	$16,962	$(6,115)

Weighted average shares outstanding	17,808,348	17,427,434	17,787,233	13,918,599
Dilutive shares for stock options	11,630	-	12,758	-
Contingently issuable shares	12,904	-	12,904	-
Weighted average dilutive shares outstanding	17,832,882	17,427,434	17,812,895	13,918,599

Basic earnings (loss) per share	$0.37	$(0.72)	$0.95	$(0.44)
Diluted earnings (loss) per share	$0.37	$(0.72)	$0.95	$(0.44)

For the three- and nine-month periods ended September 30, 2010, options and warrants to purchase 491,189 shares of common stock were outstanding but were not included in the computation of diluted earnings per common share because they would have an anti-dilutive effect. Likewise, options and warrants to purchase 562,337 and 541,292 shares, respectively, of common stock were excluded from the three- and nine-month periods ended September 30, 2009, computations of diluted earnings per common share because their effect would be anti-dilutive.

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

FASB ASC Topic 310, Receivables.  New authoritative accounting guidance under ASC Topic 310 amends prior guidance to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The new authoritative guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for public entities. The Company is in the process of assessing the impact the new authoritative guidance will have on its financial statements and related disclosures.

 Note 2.  Mergers, Acquisitions, and Branching Activity

In July 2010, GreenPoint Insurance Group, Inc. (“GreenPoint”), the Company’s wholly-owned insurance subsidiary, acquired Murphy Insurance Agency, based in Princeton, West Virginia, issuing cash consideration of approximately $190 thousand.  Acquisition terms call for additional cash consideration if certain operating performance targets are met.  The Company has recorded the fair value of the expected additional cash consideration as $477 thousand in long-term debt.  If those targets are not met, the value of the consideration ultimately paid will decrease the liability and will be recognized as a gain in the period in which the targets are not met.  Goodwill and other intangibles associated with the acquisition total approximately $667 thousand.

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

Note 3.  Investment Securities

As of September 30, 2010, and December 31, 2009, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI*
(In Thousands)
U.S. Government agency securities	$10,000	$38	$-	$10,038	$-
States and political subdivisions	152,249	6,272	(741)	157,780	-
Trust preferred securities:
Single issue	52,924	-	(11,469)	41,455	-
Pooled	1,514	4,023	-	5,537	-
Total trust preferred securities	54,438	4,023	(11,469)	46,992	-
FDIC-backed securities	25,318	465	-	25,783	-
Mortgage-backed securities:
Agency	220,422	7,813	(223)	228,012	-
Non-Agency Alt-A residential	19,688	-	(8,637)	11,051	(8,637)
Total mortgage-backed securities	240,110	7,813	(8,860)	239,063	(8,637)
Equities	825	235	(129)	931	-
Total	$482,940	$18,846	$(21,199)	$480,587	$(8,637)

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI*
(In Thousands)
U.S. Government agency securities	$25,421	$10	$(155)	$25,276	$-
States and political subdivisions	133,185	3,309	(893)	135,601	-
Trust preferred securities:
Single issue	55,624	-	(14,514)	41,110	-
Pooled	1,648	-	-	1,648	-
Total trust preferred securities	57,272	-	(14,514)	42,758	-
Mortgage-backed securities:
Agency	260,220	5,399	(1,401)	264,218	-
Non-Agency prime residential	5,743	-	(573)	5,170	-
Non-Agency Alt-A residential	20,968	-	(9,667)	11,301	(9,667)
Total mortgage-backed securities	286,931	5,399	(11,641)	280,689	(9,667)
Equities	1,717	207	(191)	1,733	-
Total	$504,526	$8,925	$(27,394)	$486,057	$(9,667)

* Other-than-temporary impairment in accumulated other comprehensive income

As of September 30, 2010, and December 31, 2009, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$5,931	$110	$-	$6,041
Total	$5,931	$110	$-	$6,041

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In Thousands)
States and political subdivisions	$7,454	$125	$-	$7,579
Total	$7,454	$125	$-	$7,579

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
(In Thousands)
Due within one year	$71	$72
Due after one year but within five years	39,877	41,017
Due after five years but within ten years	55,761	59,002
Due after ten years	146,296	140,502
	242,005	240,593
Mortgage-backed securities	240,110	239,063
Equity securities	825	931
Total	$482,940	$480,587

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2010, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
	Cost	Fair Value
(In Thousands)
Due within one year	$1,219	$1,241
Due after one year but within five years	3,926	3,997
Due after five years but within ten years	786	803
Due after ten years	-	-
Total	$5,931	$6,041

The carrying value of securities pledged to secure public deposits as required by law and for other purposes were $291.59 million and $354.92 million at September 30, 2010, and December 31, 2009, respectively.

During the three months ended September 30, 2010, gross gains on the sale of securities were $3.03 million while gross losses were $458 thousand.  During the nine months ended September 30, 2010, gross gains on the sale of securities were $4.52 million while gross losses were $492 thousand.  During the three months ended September 30, 2009, gross gains on the sale of securities were $1.01 million while gross losses were $144 thousand.  During the nine months ended September 30, 2009, gross gains on the sale of securities were $3.85 million while gross losses were $924 thousand.

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at September 30, 2010, and December 31, 2009.

	September 30, 2010
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
States and political subdivisions	$19,460	$(730)	$517	$(11)	$19,977	$(741)
Single issue trust preferred securities	-	-	41,455	(11,469)	41,455	(11,469)
Mortgage-backed securities:
Agency	33,674	(223)	-	-	33,674	(223)
Alt-A residential	-	-	11,051	(8,637)	11,051	(8,637)
Total mortgage-backed securities	33,674	(223)	11,051	(8,637)	44,725	(8,860)
Equity securities	275	(126)	101	(3)	376	(129)
Total	$53,409	$(1,079)	$53,124	$(20,120)	$106,533	$(21,199)

	December 31, 2009
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In Thousands)
U.S. Government agency securities	$23,271	$(155)	$-	$-	$23,271	$(155)
States and political subdivisions	13,864	(270)	16,285	(623)	30,149	(893)
Single issue trust preferred securities	-	-	41,111	(14,514)	41,111	(14,514)
Mortgage-backed securities:
Agency	83,491	(1,400)	34	(1)	83,525	(1,401)
Prime residential	-	-	5,169	(573)	5,169	(573)
Alt-A residential	11,301	(9,667)	-	-	11,301	(9,667)
Total mortgage-backed securities	94,792	(11,067)	5,203	(574)	99,995	(11,641)
Equity securities	86	(60)	731	(131)	817	(191)
Total	$132,013	$(11,552)	$63,330	$(15,842)	$195,343	$(27,394)

At September 30, 2010, the combined depreciation in value of the 79 individual securities in an unrealized loss position was approximately 4.41% of the combined reported value of the aggregate securities portfolio.  At December 31, 2009, the combined depreciation in value of the 89 individual securities in an unrealized loss position was approximately 5.64% of the combined reported value of the aggregate securities portfolio.

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

For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered.    Non-beneficial interest debt securities consist of U.S. government agency securities, states and political subdivisions, single issue trust preferred securities, and FDIC-backed securities.  If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and records any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”).  During the three- and nine-month periods ended September 30, 2010, the Company incurred no other OTTI charges related to non-beneficial interest debt securities.   The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors.

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

During the three-month period ended September 30, 2010, the Company incurred no credit-related OTTI charges related to beneficial interest debt securities. During the nine-month period ended September 30, 2010, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $134 thousand on two pooled trust preferred security holdings.  During the three- and nine-month periods ended September 30, 2009, the Company recognized credit-related OTTI charges related to beneficial interest debt securities of $30.53 million and $33.90 million, respectively. For the beneficial interest debt securities not deemed to have incurred OTTI, the Company has concluded that the primary difference in the fair value of the securities and credit impairment evident in its cash flow model is the significantly higher rate of return currently demanded by market participants in this illiquid and inactive market as compared to the rate of return that the Company received when it purchased the securities in a normally functioning market.

As of September 30, 2010, the Company cannot assert its intent to hold its remaining pooled trust preferred securities to recovery or maturity and that it is more likely than not it will sell the securities in order to, among other reasons, convert deferred tax assets to current tax receivables.  Accordingly, the Company carries those securities at the lower of its adjusted cost basis or market value.  The securities continue to remain categorized as available-for-sale.

For the non-Agency Alt-A residential MBS, the Company models cash flows using the following assumptions: voluntary constant prepayment speed of 5, a customized constant default rate scenario that assumes approximately 23% of the remaining underlying mortgages will default, and a loss severity of 60.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
(In Thousands)
Estimated credit losses, beginning balance (1)	$4,251	$4,251
Additions for credit losses on securities not previously recognized	-	-
Additions for credit losses on securities previously recognized	-	-
Reduction for increases in cash flows	-	-
Reduction for securities management no longer intends to hold to recovery	-	-
Reduction for realized losses	-	-
Estimated credit losses, ending balance	$4,251	$4,251

(1) The beginning balance includes credit-related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three-month period ended September 30, 2010, the Company did not recognize any OTTI charges on equity securities. During the nine months ended September 30, 2010, the Company recognized OTTI charges on certain of its equity securities of $51 thousand. For the three- and nine-month periods ended September 30, 2009, the Company recognized OTTI charges of $284 and $899 thousand, respectively, on certain of its equity positions.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”).  The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding.  The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets.  At September 30, 2010, and December 31, 2009, the Company owned approximately $12.72 and $13.70 million, respectively, in FHLBA stock, which is classified as other assets.  The Company’s policy is to review for impairment of such assets at the end of each reporting period.  During the nine months ended September 30, 2010, FHLBA repurchased excess activity-based stock and paid quarterly dividends.  At September 30, 2010, FHLBA was in compliance with all of its regulatory capital requirements.  Based on its review, the Company believes that as of September 30, 2010, its FHLBA stock was not impaired.

Note 4.  Loans

Loans, net of unearned income, consist of the following:

	September 30, 2010		December 31, 2009
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Loans held for investment:
Commercial, financial, and agricultural	$104,411	7.47%	$96,366	6.91%
Real estate — commercial	460,188	32.91%	450,611	32.33%
Real estate — residential	647,885	46.33%	657,367	47.16%
Real estate — construction (1)	115,029	8.23%	124,896	8.96%
Consumer	63,186	4.52%	60,090	4.31%
Other	7,552	0.54%	4,601	0.33%
Total	$1,398,251	100.00%	$1,393,931	100.00%

Loans held for sale	$3,386		$11,576

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $219.39 million and standby letters of credit and financial guarantees written of $11.96 million at September 30, 2010.  Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $17.53 million at September 30, 2010.

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

Management performs periodic assessments to determine the appropriate level of allowance.  Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the loss provision based upon current measurement criteria.  Commercial, consumer, and mortgage loan portfolios are evaluated separately for purposes of determining the allowance.  The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans.  Management’s allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole.  Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals.  While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.

The following table details the Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
(In Thousands)
Beginning balance	$25,011	$18,543	$24,277	$17,782
Provision for loan losses	3,810	3,819	11,071	8,519
Charge-offs	(2,651)	(2,993)	(9,756)	(7,404)
Recoveries	250	341	828	813
Ending balance	$26,420	$19,710	$26,420	$19,710

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans for the periods ended September 30, 2010, and December 31, 2009. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is non-accrual.

	September 30,	December 31,
(In Thousands)	2010	2009
Recorded investment in loans considered to be impaired:
Recorded investment in impaired loans with a related allowance	$16,426	$13,241
Recorded investment in impaired loans with no related allowance	17,750	13,371
Total impaired loans	34,176	26,612
Loans considered to be impaired that were on a non-accrual basis	16,645	17,014
Allowance for loan losses related to loans considered to be impaired	2,861	2,932
Total interest income recognized on impaired loans, year-to-date	522	663

Note 6.  Deposits

The following is a summary of interest-bearing deposits by type as of September 30, 2010, and December 31, 2009.

	September 30,	December 31,
	2010	2009
(In Thousands)
Interest-bearing demand deposits	$270,927	$231,907
Savings and money market deposits	425,661	381,381
Certificates of deposit	744,468	824,428
Total	$1,441,056	$1,437,716

Note 7.  Borrowings

The following schedule details the Company’s FHLB borrowings and other indebtedness at September 30, 2010, and December 31, 2009.

	September 30,	December 31,
	2010	2009
(In Thousands)
FHLB borrowings	$175,000	$183,177
Subordinated debt	15,464	15,464
Other long-term debt	745	283
Total	$191,209	$198,924

 FHLB borrowings included $175.00 million in convertible and callable advances at September 30, 2010, and December 31, 2009.  The weighted average interest rate of all the advances was 2.42% at September 30, 2010, and 2.41% at December 31, 2009.

The Company has entered into a derivative interest rate swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments.  The notional amount of the derivative swap is $50.00 million and effectively fixes the interest rate of a portion of the FHLB borrowings at approximately 4.34%.  After considering the effect of the interest rate swap, the effective weighted average interest rate of all FHLB borrowings was 3.64% at September 30, 2010.  The fair value of the interest rate swap was a liability of $601 thousand at September 30, 2010. The Company maintained a cash deposit with its counterparty to collateralize the interest rate swap of $1.07 million at September 30, 2010, and $3.20 million at December 31, 2009. For a more detailed discussion of activities regarding derivatives, please see Note 13 to the Consolidated Financial Statements.

At September 30, 2010, the FHLB advances have approximate contractual maturities between six and eleven years.  The scheduled maturities of the advances are as follows:

Amount
(In Thousands)
2010	$-
2011	-
2012	-
2013	-
2014	-
2015 and thereafter	175,000
Total	$175,000

The callable advances may be redeemed at quarterly intervals after various lockout periods.  These call options may substantially shorten the lives of these instruments.  If these advances are called, the debt may be paid in full or converted to another FHLB credit product.  Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities.  Advances from the FHLB are secured by stock in the FHLBA, qualifying loans, mortgage-backed securities, and certain other securities.

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

Note 8.  Net Periodic Benefit Cost-Defined Benefit Plans

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified defined benefit plan for the three- and nine-month periods ended September 30, 2010.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
(In Thousands)
Service cost	$54	$53	$159	$159
Interest cost	53	47	158	141
Net periodic cost	$107	$100	$317	$300

 Note 9.   Comprehensive Income

The components of the Company’s comprehensive income, net of income taxes, for the three- and nine-month periods ended September 30, 2010 and 2009, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
(In Thousands)
Net income (loss)	$6,553	$(11,552)	$16,962	$(3,955)
Other comprehensive income
Unrealized gain (loss) on securities available-for-sale with other-than-temporary impairment	937	(1,652)	940	(5,683)
Unrealized gain on securities available-for-sale without other-than-temporary impairment	2,900	13,050	16,220	9,974
Reclassification adjustment for gains realized in net income	(2,574)	(866)	(4,025)	(2,930)
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	-	30,811	185	34,796
Unrealized gain on derivative contract	489	177	1,509	735
Income tax effect	(653)	(15,466)	(5,524)	(13,742)
Total other comprehensive income	1,100	26,054	9,305	23,150
Comprehensive income	$7,653	$14,502	$26,267	$19,195

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

Note 11.  Segment Information

The Company operates within two business segments, Community Banking and Insurance Services.  The Community Banking segment includes both commercial and consumer lending and deposit services.  This segment provides customers with such products as commercial loans, real estate loans, business financing, and consumer loans.  This segment also provides customers with several choices of deposit products including demand deposit accounts, savings accounts, and certificates of deposit.  In addition, the Community Banking segment provides wealth management services to a broad range of customers.  The Insurance Services segment is a full-service insurance agency providing commercial and personal lines of insurance.

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three- and nine-month periods ended September 30, 2010 and 2009.

	For the Three Months
	Ended September 30, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$18,657	$(34)	$(26)	$18,597
Provision for loan losses	3,810	-	-	3,810
Noninterest income (loss)	9,340	1,683	(85)	10,938
Noninterest expense (income)	16,085	1,483	(139)	17,429
Income before income taxes	8,102	166	28	8,296
Provision for income taxes	1,663	66	14	1,743
Net income	$6,439	$100	$14	$6,553
End of period goodwill and other intangibles	$78,877	$12,288	$-	$91,165
End of period assets	$2,278,972	$13,190	$5,263	$2,297,425

	For the Nine Months
	Ended September 30, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$55,916	$(91)	$(67)	$55,758
Provision for loan losses	11,071	-	-	11,071
Noninterest income (loss)	23,380	5,310	(270)	28,420
Noninterest expense (income)	46,468	4,364	(733)	50,099
Income before income taxes	21,757	855	396	23,008
Provision for income taxes	5,546	338	162	6,046
Net income	$16,211	$517	$234	$16,962

	For the Three Months
	Ended September 30, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$17,538	$(12)	$10	$17,536
Provision for loan losses	3,819	-	-	3,819
Noninterest income (loss)	(17,352)	1,596	(1,528)	(17,284)
Noninterest expense (income)	18,129	1,528	(1,889)	17,768
Income (loss) before income taxes	(21,762)	56	371	(21,335)
Provision for income taxes	(10,987)	165	1,039	(9,783)
Net income (loss)	$(10,775)	$(109)	$(668)	$(11,552)
End of period goodwill and other intangibles	$79,127	$11,007	$-	$90,134
End of period assets	$2,271,919	$11,188	$13,818	$2,296,925

	For the Nine Months
	Ended September 30, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$50,373	$(46)	$(37)	$50,290
Provision for loan losses	8,519	-	-	8,519
Noninterest income (loss)	(8,600)	5,605	(243)	(3,238)
Noninterest expense (income)	45,321	4,640	(856)	49,105
Income (loss) before income taxes	(12,067)	919	576	(10,572)
Provision for income taxes	(8,649)	419	1,613	(6,617)
Net income (loss)	$(3,418)	$500	$(1,037)	$(3,955)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2010
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$-	$10,038	$-	$10,038
Agency mortgage-backed securities	-	228,012	-	228,012
Non-Agency Alt-A residential MBS	-	11,051	-	11,051
Municipal securities	-	157,780	-	157,780
FDIC-backed securities	-	25,783	-	25,783
Single issue trust preferred securities	-	41,455	-	41,455
Pooled trust preferred securities	-	5,537	-	5,537
Equity securities	911	20	-	931
Total available-for-sale securities	$911	$479,676	$-	$480,587
Deferred compensation assets	$3,082	$-	$-	$3,082
Derivative assets
Interest rate lock commitments	-	130	-	130
Total derivative assets	$-	$130	$-	$130
Deferred compensation liabilities	$3,082	$-	$-	$3,082
Derivative liabilities
Interest rate swap	-	601	-	601
Interest rate lock commitments	-	50	-	50
Total derivative liabilities	$-	$651	$-	$651

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Available-for-sale securities:
Agency securities	$-	$25,276	$-	$25,276
Agency mortgage-backed securities	-	264,218	-	264,218
Non-Agency prime residential MBS	-	5,170	-	5,170
Non-Agency Alt-A residential MBS	-	11,301	-	11,301
Municipal securities	-	135,601	-	135,601
Single issue trust preferred securities	-	41,110	-	41,110
Pooled trust preferred securities	-	-	1,648	1,648
Equity securities	1,713	20	-	1,733
Total available-for-sale securities	$1,713	$482,696	$1,648	$486,057
Deferred compensation assets	$2,872	$-	$-	$2,872
Derivative assets
Interest rate lock commitments	-	2	-	2
Total derivative assets	$-	$2	$-	$2
Deferred compensation liabilities	$2,872	$-	$-	$2,872
Derivative liabilities
Interest rate swap	-	2,117	-	2,117
Interest rate lock commitments	-	74	-	74
Total derivative liabilities	$-	$2,191	$-	$2,191

The following table presents additional information about financial assets and liabilities measured at fair value for the three- and nine-month periods ended September 30, 2010, on a recurring basis and for which Level 3 inputs are utilized to determine fair value:

Fair Value Measurements
Using Significant
Unobservable Inputs
Available-for-Sale Securities
Pooled Trust Preferred Securities
	For the Three Months	For the Nine Months
(In Thousands)	Ended September 30, 2010	Ended September 30, 2010
Beginning balance	$-	$1,648
Transfers into Level 3	-	-
Transfers out of Level 3	-	(3,574)
Total gains or losses
Included in earnings (or changes in net assets)	-	-
Included in other comprehensive income	-	1,926
Purchases, issuances, sales, and settlements
Purchases	-	-
Issuances	-	-
Sales	-	-
Settlements	-	-
Ending balance	$-	$-

The Company transferred $3.57 million out of Level 3 for the nine-month period ended September 30, 2010. During the first quarter of 2010, the Company changed the fair value of pooled trust preferred securities from Level 3 to Level 2 pricing.  The Company has been successful in obtaining quotes from qualified market participants.

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; thus, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment.  Items subject to nonrecurring fair value adjustments at September 30, 2010, and December 31, 2009, are as follows:

	September 30, 2010
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$-	$-	$9,718	$9,718
Troubled debt restructurings	-	-	5,387	5,387
Other real estate owned	-	-	5,501	5,501

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$-	$-	$11,702	$11,702
Other real estate owned	-	-	4,578	4,578

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

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Assets
Cash and cash equivalents	$131,764	$131,764	$101,341	$101,341
Investment securities	486,518	486,628	493,511	493,636
Loans held for sale	3,386	3,392	11,576	11,580
Loans held for investment	1,371,831	1,385,691	1,369,654	1,362,814
Accrued interest receivable	7,899	7,899	8,610	8,610
Bank owned life insurance	41,837	41,837	40,972	40,972
Derivative financial assets	130	130	2	2
Deferred compensation assets	3,082	3,082	2,872	2,872

Liabilities
Demand deposits	$216,167	$216,167	$208,244	$208,244
Interest-bearing demand deposits	270,927	270,927	231,907	231,907
Savings deposits	425,661	425,661	381,381	381,381
Time deposits	744,468	758,193	824,428	834,546
Securities sold under agreements to repurchase	153,413	163,722	153,634	156,653
Accrued interest payable	3,474	3,474	4,130	4,130
FHLB and other indebtedness	191,209	210,623	198,924	208,334
Derivative financial liabilities	651	651	2,191	2,191
Deferred compensation liabilities	3,082	3,082	2,872	2,872

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

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

	September 30, 2010	December 31, 2009	September 30, 2009
(In Thousands)
Interest rate swap	$50,000	$50,000	$50,000
IRLC's	17,530	4,636	9,529

As of September 30, 2010, December 31, 2009, and September 30, 2009, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	September 30, 2010		December 31, 2009		September 30, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives not designated as hedges
IRLC's	Other assets	$130	Other assets	$2	Other assets	$46
Total		$130		$2		$46

	Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2009
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designated as hedges
Interest rate swap	Other liabilities	$601	Other liabilities	$2,117	Other liabilities	$2,558
Total		$601		$2,117		$2,558

Derivatives not designated as hedges
IRLC's	Other liabilities	$50	Other liabilities	$74	Other liabilities	$24
Total		$50		$74		$24

Total derivatives		$651		$2,191		$2,582

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

Effect of Derivatives and Hedging Activities on the Income Statement

For the quarters ended September 30, 2010 and 2009, the Company has determined there was no amount of ineffectiveness on cash flow hedges.  The following table details gains and losses recognized in income on non-designated hedging instruments for the three- and nine-month periods ended September 30, 2010 and 2009.

		Amount of Gain (Loss)
Derivatives Not	Location of Gain (Loss)	Recognized in Income on Derivative
Designated as Hedging	Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
Instruments	Derivative	2010	2009	2010	2009
(In Thousands)
IRLC's	Other income	$50	$46	$152	$(2)
Total		$50	$46	$152	$(2)

 Counterparty Credit Risk.   Like other financial instruments, derivatives contain an element of “credit risk.”  Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations.  This risk is measured as the expected positive replacement value of contracts.  All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee.  The Company reviews its counterparty risk regularly and has determined that, as of September 30, 2010, there is no significant counterparty credit risk.

PART I.   ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context suggests otherwise, the terms “First Community”, “Company”, “we”, “our”, and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations.  This discussion and analysis should be read in conjunction with the Company’s 2009 Form 10-K, as amended (“2009 Form 10-K), and the other financial information included in this report.

The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.30 billion at September 30, 2010.  Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through 58 locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.  The Company is also the parent of GreenPoint Insurance Group, Inc. (“GreenPoint”), a North Carolina based full-service insurance agency offering commercial and personal lines.  The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm that offers wealth management and investment advice.  The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.

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
•
The effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

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

COMPANY OVERVIEW

The Company is a financial holding company which operates within the five-state region of Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.  The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services.  The Company reported total assets of $2.30 billion at September 30, 2010.

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

The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC.  The Bank’s Trust Division and IPC manage assets with an aggregate market value of $836 million as of September 30, 2010.  These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.

RECENT LEGISLATION

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

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

RESULTS OF OPERATIONS

Overview

The Company experienced the following developments in the third quarter and first nine months of 2010:

•	For the third quarter of 2010, net income increased $18.11 million from the comparable period in 2009.
•	Net interest margin, on a tax-equivalent basis, increased 19 basis points to 3.87% for the three months ended September 30, 2010, as compared to the three-month period ended September 30, 2009.
•	Tax-equivalent net interest income increased $1.09 million, or 5.93%, from the third quarter of 2009.
•	Tangible book value per common share increased to $10.26, up $1.19 from December 31, 2009.
•	The allowance for loan losses as a percentage of total loans increased to 1.89% at September 30, 2010, as compared to 1.74% at December 31, 2009.

Net income available to common shareholders for the three months ended September 30, 2010, was $6.55 million, or $0.37 per diluted common share, compared with a net loss to common shareholders of $12.56 million, or $0.72 per diluted common share, for the three months ended September 30, 2009, an increase of $19.12 million.  The net loss to common shareholders for the three-month period ended September 30, 2009, was impacted by net impairment losses of $30.81 million and the required payment of dividends on preferred stock, discussed below, totaling $1.01 million. Increases in net income were primarily due to the $30.81 million reduction in net impairment losses on securities, which were partially offset by an $11.53 million increase in income taxes.

Net income available to common shareholders for the nine months ended September 30, 2010, was $16.96 million, or $0.95 per diluted common share, compared with a net loss to common shareholders of $6.12 million, or $0.44 per diluted common share, for the nine months ended September 30, 2009, an increase of $23.08 million.  The net loss to common shareholders for the nine-month period ended September 30, 2009, was impacted by net impairment losses of $34.80 million and the required payment of dividends on preferred stock, discussed below, totaling $2.16 million. Increases in net income were primarily due to the $34.61 million reduction in net impairment losses on securities, which were partially offset by a $12.66 million increase in income taxes.

On July 8, 2009, the Company repurchased and retired the $41.50 million of Series A perpetual preferred stock that had been issued by the Company to the U.S. Treasury following a $66.13 million qualified equity offering.

Net Interest Income — Quarterly Comparison (See Table I)

Net interest income, the largest contributor to earnings, was $18.60 million for the three months ended September 30, 2010, compared with $17.54 million for the corresponding period in 2009, an increase of $1.06 million, or 6.05%.  Tax-equivalent net interest income totaled $19.42 million for the three months ended September 30, 2010, an increase of $1.09 million, or 5.93%, from $18.33 million for the third quarter of 2009.  The increase in tax-equivalent net interest income was due primarily to decreases in time deposits and borrowing costs as a result of repricing opportunities throughout a sustained low rate environment and customers shifting from time accounts to money market and savings products.

Average earning assets increased $12.33 million while average interest-bearing liabilities decreased $8.79 million during the third quarter of 2010 compared with the same period of 2009.  The changes include the impact of the July 2009 TriStone acquisition.  The yield on average earning assets decreased 29 basis points to 5.31% from 5.60% between the three months ended September 30, 2010 and 2009, respectively.  Total cost of interest-bearing liabilities decreased 51 basis points between the third quarters of 2010 and 2009, which resulted in a net interest rate spread that was 22 basis points higher, at 3.69%, for the third quarter of 2010 compared with 3.47% for the same period last year.  The Company’s tax-equivalent net interest margin of 3.87% for the three months ended September 30, 2010, increased 19 basis points from 3.68% for the same period of 2009.

The yield on loans decreased 7 basis points to 6.07% from 6.14% for the three months ended September 30, 2010 and 2009, respectively.  The effect of the extended low interest rate environment in the United States was partially offset by the addition of TriStone, which resulted in a net increase of $400 thousand, or 1.90%, in tax-equivalent loan interest income for the third quarter of 2010 compared with the third quarter of 2009.

The tax-equivalent yield on available-for-sale securities decreased 92 basis points to 3.99% during the three months ended September 30, 2010, while the average balance decreased by $38.88 million, or 7.25%, compared with the same period in 2009.  The decline in the average balance was due largely to securities sold or written off during the last half of 2009.  The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.

Average interest-bearing balances with banks were $82.52 million during the third quarter of 2010, and the yield was 0.26%.  Interest-bearing balances with banks are comprised largely of excess liquidity bearing overnight market rates.  The Company maintained a strong liquidity position during the first nine months of 2010.

The average balances of interest-bearing demand deposits increased $47.99 million, or 22.90%, while the average rate paid during the third quarter of 2010 increased 21 basis points when compared with the same period in 2009.  During the three months ended September 30, 2010, the average balances of savings deposits increased $84.23 million, or 24.80%, while the average rate paid decreased 12 basis points compared to the same period in 2009.  Average time deposits decreased $136.21 million, or 15.33%, while the average rate paid on time deposits decreased 72 basis points from 2.79% in the third quarter of 2009 to 2.07% in the third quarter of 2010.  The level of average noninterest-bearing demand deposits increased $8.59 million, or 4.32%, to $207.57 million during the quarter ended September 30, 2010, compared with the corresponding period of the prior year.  During the quarter ended September 30, 2010, customers shifted from time accounts into money market and savings products.

The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $848 thousand, or 0.84%, to $100.22 million for the third quarter of 2010, while the rate decreased 34 basis points to 0.97% during the same period.  The decrease in average balance is largely attributed to customers converting retail repurchase agreements to certificates of deposit and lower business balances in the slow economy.  There were no federal funds purchased on average during the third quarters of 2010 and 2009. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased two basis points between the periods due to structure within those borrowings.  The average balance of FHLB borrowings and other long-term debt decreased by $3.95 million, or 2.01%, in the third quarter of 2010 to $192.28 million, while the rate paid on those borrowings decreased 21 basis points.

Net Interest Income – Year-to-Date Comparison (See Table II)

Net interest income was $55.76 million for the nine months ended September 30, 2010, compared with $50.29 million for the corresponding period in 2009, an increase of $5.47 million, or 10.87%.  Tax-equivalent net interest income totaled $58.18 million for the nine months ended September 30, 2010, an increase of $5.41 million, or 10.25%, from $52.77 million for the first nine months of 2009.  The increase in tax-equivalent net interest income was due primarily to decreases in time deposits and borrowing costs as a result of repricing opportunities throughout a sustained low rate environment.

Average earning assets increased $56.12 million while average interest-bearing liabilities increased $30.34 million during the first nine months of 2010 compared with the same period of 2009.  The changes include the impact of the July 2009 TriStone acquisition.  The yield on average earning assets decreased 28 basis points to 5.48% from 5.76% between the nine months ended September 30, 2010 and 2009, respectively.  Total cost of interest-bearing liabilities decreased 57 basis points between the first nine months of 2010 and 2009, which resulted in a net interest rate spread that was 29 basis points higher, at 3.76%, for the first nine months of 2010 compared with 3.47% for the same period last year.  The Company’s tax-equivalent net interest margin of 3.94% for the nine months ended September 30, 2010, increased 26 basis points from 3.68% for the same period of 2009.

The yield on loans decreased 9 basis points to 6.11% from 6.20% for the nine months ended September 30, 2010 and 2009, respectively.  The effect of the extended low interest rate environment in the United States was offset by the addition of TriStone, which resulted in a net increase of $3.25 million, or 5.36%, in tax-equivalent loan interest income for the first nine months of 2010 compared with the first nine months of 2009.

The tax-equivalent yield on available-for-sale securities decreased 85 basis points to 4.49% during the nine months ended September 30, 2010, while the average balance decreased by $43.11 million, or 8.05%, compared with the same period in 2009.  The decline in the average balance was due largely to securities sold or written off during the last half of 2009.  The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.

Average interest-bearing balances with banks were $77.32 million during the first nine months of 2010, and the yield was 0.23%.  Interest-bearing balances with banks are comprised largely of excess liquidity bearing overnight market rates.  The Company maintained a strong liquidity position through the third quarter of 2010.

The average balances of interest-bearing demand deposits increased $48.36 million, or 24.27%, while the average rate paid during the first nine months of 2010 increased 21 basis points when compared with the same period in 2009.  During the nine months ended September 30, 2010, the average balances of savings deposits increased $96.16 million, or 29.74%, while the average rate paid decreased three basis points compared to the same period in 2009.  Average time deposits decreased $95.62 million, or 11.06%, while the average rate paid on time deposits decreased 85 basis points from 3.02% in the first nine months of 2009 to 2.17% in the first nine months of 2010.  The level of average noninterest-bearing demand deposits increased $4.72 million, or 2.36%, to $204.71 million for the nine months ended September 30, 2010, compared with the corresponding period of the prior year.  The overall increase in the level of average deposits reflects the addition of TriStone.

The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $7.51 million, or 7.29%, to $95.49 million for the first nine months of 2010, while the rate decreased 29 basis points to 1.08% during the same period.  The decrease in average balance is largely attributed to customers converting retail repurchase agreements to certificates of deposit and businesses using less cash during the slower economic period.  There were no federal funds purchased on average during the first nine months of 2010 and 2009. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate decreased 12 basis points between the periods due to changes in the structure within those borrowings.  The average balance of FHLB borrowings and other long-term debt decreased by $11.06 million, or 5.35%, in the first nine months of 2010 to $195.59 million, while the rate paid on those borrowings decreased 17 basis points.

Table I

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
Assets
Earning assets
Loans (2)	$1,404,746	$21,478	6.07%	$1,362,603	$21,078	6.14%
Securities available-for-sale	497,602	4,999	3.99%	536,485	6,636	4.91%
Securities held-to-maturity	6,084	128	8.35%	7,575	154	8.07%
Interest-bearing deposits	82,521	54	0.26%	71,963	55	0.30%
Total earning assets	1,990,953	26,659	5.31%	1,978,626	27,923	5.60%
Other assets	280,031			290,801
Total Assets	$2,270,984			$2,269,427

Liabilities
Interest-bearing deposits
Demand deposits	$257,560	$274	0.42%	$209,569	$110	0.21%
Savings deposits	423,827	672	0.63%	339,601	639	0.75%
Time deposits	752,383	3,926	2.07%	888,593	6,249	2.79%
Total interest-bearing deposits	1,433,770	4,872	1.35%	1,437,763	6,998	1.93%
Borrowings
Retail repurchase agreements	100,217	245	0.97%	101,065	333	1.31%
Wholesale repurchase agreements	50,000	471	3.74%	50,000	474	3.76%
FHLB borrowings and other indebtedness	192,280	1,655	3.41%	196,227	1,789	3.62%
Total borrowings	342,497	2,371	2.75%	347,292	2,596	2.97%
Total interest-bearing liabilities	1,776,267	7,243	1.62%	1,785,055	9,594	2.13%
Noninterest-bearing demand deposits	207,569			198,981
Other liabilities	13,147			26,430
Stockholders' equity	274,001			258,961
Total Liabilities and
Stockholders' Equity	$2,270,984			$2,269,427
Net interest income, tax-equivalent		$19,416			$18,329
Net interest rate spread (3)			3.69%			3.47%
Net interest margin (4)			3.87%			3.68%

(1)
Fully taxable equivalent at the rate of 35% ("FTE").  The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented.  The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax-equivalent net interest income divided by average earning assets.

Table II

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
Assets
Earning assets
Loans (2)	$1,399,347	$63,913	6.11%	$1,308,380	$60,663	6.20%
Securities available-for-sale	492,603	16,561	4.49%	535,710	21,378	5.34%
Securities held-to-maturity	6,713	421	8.38%	7,954	490	8.24%
Interest-bearing deposits	77,319	134	0.23%	67,819	133	0.26%
Total earning assets	1,975,982	81,029	5.48%	1,919,863	82,664	5.76%
Other assets	282,628			289,013
Total Assets	$2,258,610			$2,208,876

Liabilities
Interest-bearing deposits
Demand deposits	$247,596	$724	0.39%	$199,235	$270	0.18%
Savings deposits	419,550	2,284	0.73%	323,387	1,836	0.76%
Time deposits	768,882	12,472	2.17%	864,503	19,535	3.02%
Total interest-bearing deposits	1,436,028	15,480	1.44%	1,387,125	21,641	2.09%
Borrowings
Retail repurchase agreements	95,494	773	1.08%	103,000	1,057	1.37%
Wholesale repurchase agreements	50,000	1,402	3.75%	50,000	1,449	3.87%
FHLB borrowings and other indebtedness	195,586	5,194	3.55%	206,643	5,745	3.72%
Total borrowings	341,080	7,369	2.89%	359,643	8,251	3.07%
Total interest-bearing liabilities	1,777,108	22,849	1.72%	1,746,768	29,892	2.29%
Noninterest-bearing demand deposits	204,706			199,986
Other liabilities	9,799			25,517
Stockholders' equity	266,997			236,605
Total Liabilities and
Stockholders' Equity	$2,258,610			$2,208,876
Net interest income, tax-equivalent		$58,180			$52,772
Net interest rate spread (3)			3.76%			3.47%
Net interest margin (4)			3.94%			3.68%

(1)
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

	Three Months Ended				Nine Months Ended
	September 30, 2010, Compared to 2009				September 30, 2010, Compared to 2009
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest Earned On:
Loans (FTE)	$652	$(244)	(8)	$400	$4,218	$(905)	$(63)	$3,250
Securities available-for-sale (FTE)	(481)	(1,246)	90	(1,637)	(1,720)	(3,368)	271	(4,817)
Securities held-to-maturity (FTE)	(30)	5	(1)	(26)	(77)	9	(1)	(69)
Interest-bearing deposits
with other banks	8	(8)	(1)	(1)	18	(15)	(2)	1
Total interest earning assets	149	(1,493)	80	(1,264)	2,439	(4,279)	205	(1,635)

Interest Paid On:
Demand deposits	25	113	26	164	65	313	76	454
Savings deposits	159	(101)	(25)	33	546	(76)	(22)	448
Time deposits	(958)	(1,612)	247	(2,323)	(2,161)	(5,512)	610	(7,063)
Retail repurchase agreements	(3)	(86)	1	(88)	(77)	(223)	16	(284)
Wholesale repurchase
agreement	-	(3)	0	(3)	-	(47)	-	(47)
FHLB borrowings and other
long-term debt	(36)	(100)	2	(134)	(307)	(257)	13	(551)
Total interest-bearing liabilities	(813)	(1,789)	251	(2,351)	(1,934)	(5,802)	693	(7,043)

Change in net interest income,
tax-equivalent	$962	$296	$(171)	$1,087	$4,373	$1,523	$(488)	$5,408

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

The Company’s allowance for loan losses was $26.42 million at September 30, 2010, $24.28 million at December 31, 2009, and $19.71 million at September 30, 2009.  The Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2010 and 2009 is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands)	2010	2009	2010	2009
Allowance for loan losses
Beginning balance	$25,011	$18,543	$24,277	$17,782
Provision for loan losses	3,810	3,819	11,071	8,519
Charge-offs	(2,651)	(2,993)	(9,756)	(7,404)
Recoveries	250	341	828	813
Net charge-offs	(2,401)	(2,652)	(8,928)	(6,591)
Ending balance	$26,420	$19,710	$26,420	$19,710

The total allowance for loan losses to loans held for investment ratio was 1.89% at September 30, 2010, compared with 1.74% at December 31, 2009, and 1.41% at September 30, 2009.    Management considers the allowance to be adequate based upon its analysis of the portfolio as of September 30, 2010.  Management believes that it uses relevant information available to make determinations about the allowance.  If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected.  Because events affecting borrowers and loan collateral, charge-offs cannot be predicted with certainty. Accordingly, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

During the third quarter and first nine months of 2010, the Company incurred net charge-offs of $2.40 million and $8.93 million, respectively, compared with $2.65 million and $6.59 million in the respective periods of 2009.  Annualized net charge-offs for the third quarter of 2010 were 0.68% of the average loan balance.  The Company made provisions for loan losses of $3.81 million and $11.07 million, respectively, for the three- and nine-month periods ended September 30, 2010, compared to $3.82 million and $8.52 million, respectively, in the same periods of 2009.  Provisions for loan losses covered 158.68% and 124.00%, respectively, of net charge-offs for the three- and nine-month periods ended September 30, 2010.  The increase in loan loss provision for the nine months ended September 30, 2010, over the comparable period is primarily attributable to rising loss factors, as net charge-offs were higher than in 2009, reflective of increases in unemployment and the general impact of recessionary conditions and stress in the real estate market.  Qualitative risk factors were also higher, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluation of various categories of collateral, including residential and commercial real estate.

Total delinquent loans as of September 30, 2010, measured 1.76% of total loans and were comprised of loans 30-89 days delinquent of 0.57% of total loans and loans in non-accrual status of 1.19% of total loans.  Total delinquency has decreased approximately $7.92 million since December 31, 2009.  Non-performing loans, comprised of non-accrual loans and troubled debt restructurings (“TDRs”) (as the Company does not have any loans that are 90 days past due and still accruing), as a percentage of total loans were 1.76% at September 30, 2010, 1.35% at June 30, 2010, and 1.33% at March 31, 2010.

The primary composition of non-accrual loans is 33.31% residential real estate; 18.22% owner occupied commercial real estate; and 13.35% non-owner occupied commercial real estate.  Approximately $4.21 million, or 25.26%, of non-performing loans is attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets.  Total noninterest income for the third quarter of 2010 was $10.94 million compared with a noninterest loss of $17.28 million in the same period of 2009, an increase of $28.22 million.  Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges and gains on the sale of securities, noninterest income for the quarter ended September 30, 2010, decreased $4.30 million, or 33.94%, compared to the same period in 2009.  Wealth management revenues decreased $62 thousand, or 6.39%, to $909 thousand for the three months ended September 30, 2010, compared with the same period in 2009.  Service charges on deposit accounts decreased $202 thousand, or 5.52%, to $3.46 million for the three months ended September 30, 2010, compared with the same period in 2009.  Other service charges and fees increased $88 thousand, or 7.61%, to $1.24 million for the three months ended September 30, 2010, compared with the same period in 2009.  Insurance commissions for the third quarter of 2010 were $1.66 million, an increase of $96 thousand, or 6.13%, from the comparable period in 2009.  Other operating income totaled $1.09 million for the three months ended September 30, 2010, an increase of $276 thousand, or 33.87%, compared with the same period in 2009.  The increase in this category is primarily attributed to higher volumes of loans sold in the secondary mortgage market, gains on other real estate owned, and gains on the sale of property.   For the quarter ended September 30, 2010, the Company recognized no impairment losses on securities, compared to $30.81 million of OTTI on eight pooled trust preferred securities and several small equity holdings in 2009.  During the third quarter of 2010, net securities gains of $2.57 million were realized compared with net gains of $866 thousand in the comparable period in 2009.

Noninterest income for the first nine months of 2010 was $28.42 million compared with a noninterest loss of $3.24 million in the same period of 2009, an increase of $31.76 million.  Exclusive of the impact of OTTI charges and gains on the sale of securities, noninterest income for the nine months ended September 30, 2010, decreased $4.05 million, or 14.14%, compared to the same period in 2009.  Wealth management revenues decreased $282 thousand, or 9.13%, to $2.81 million for the first nine months of 2010, compared with the same period in 2009.  Service charges on deposit accounts decreased $511 thousand, or 4.96%, to $9.80 million for the nine months ended September 30, 2010, compared with the same period in 2009.  Management attributes the decrease to lower overall consumer spending, leading to lower levels of certain activity charges.  Other service charges and fees increased $308 thousand, or 8.88%, to $3.78 million for the nine months ended September 30, 2010, compared with the same period in 2009.  Insurance commissions for the first nine months of 2010 were $5.25 million, a decrease of $270 thousand, or 4.89%, from the comparable period in 2009.  Other operating income totaled $2.95 million for the nine months ended September 30, 2010, an increase of $1.30 million, or 79.00%, compared with the same period in 2009.  The increase is primarily attributed to higher volumes of loans sold in the secondary mortgage market, a small litigation settlement, and gains on the sale of property.   For the nine months ended September 30, 2010, the Company recognized $185 thousand of OTTI on two pooled trust preferred securities and several smaller equity holdings, compared to $34.80 million on eight pooled trust preferred securities and several smaller equity holdings in 2009.  During the first nine months of 2010, net securities gains of $4.03 million were realized compared with net gains of $2.93 million in the comparable period in 2009.

For a more detailed discussion of activities regarding investment securities and impairment charges, please see Note 3 to the Consolidated Financial Statements included in Part I.

Noninterest Expense

Noninterest expense totaled $17.43 million for the quarter ended September 30, 2010, a decrease of $339 thousand, or 1.91%, from the same period in 2009.  Salaries and employee benefits for the third quarter of 2010 increased $893 thousand, or 11.36%, compared to the same period in 2009.  TriStone branches accounted for an increase in salaries and employee benefits of $222 thousand during the quarter.  The remainder of the Company showed an overall increase in salaries and benefits of $671 thousand.  Occupancy and furniture and equipment expenses increased $305 thousand, or 13.90%, between the comparable periods.  Other operating expense totaled $5.20 million for the third quarter of 2010, an increase of $361 thousand, or 7.46%, from $4.84 million for the third quarter of 2009.

During 2009, the FDIC announced increases in deposit insurance premiums, levied special assessments, and shifted to a three-year prepaid collection versus payment in arrears. Deposit insurance premiums and assessments were $718 thousand and $2.13 million, respectively, for the three- and nine-month periods ended September 30, 2010.

Noninterest expense totaled $50.10 million for the nine months ended September 30, 2010, an increase of $994 thousand, or 2.02%, from the same period in 2009.  Salaries and employee benefits for the first nine months of 2010 increased $2.08 million, or 8.98%, compared to the same period in 2009.  TriStone branches accounted for an increase in salaries and employee benefits of $907 thousand during the first nine months of 2010.  The remainder of the Company showed an overall increase in salaries and benefits of $1.17 million.  Occupancy and furniture and equipment expenses increased $640 thousand, or 9.20%, between the comparable periods, due mainly to the addition of the TriStone branches.  Other operating expense totaled $14.39 million for the first nine months of 2010, an increase of $381 thousand, or 2.72%, from $14.01 million for the first nine months of 2009.

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company.  Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income.  These items are commonly referred to as permanent differences.  The most significant permanent differences for the Company include income on municipal securities which are exempt from federal income tax and the increases in the cash surrender values of life insurance policies.

For the third quarter of 2010, income taxes were $1.74 million compared with an income tax benefit of $9.78 million for the third quarter of 2009.  For the quarters ended September 30, 2010 and 2009, the effective tax expense (benefit) rates were 21.01% and (45.85%), respectively.  For the nine months ended September 30, 2010, income taxes were $6.05 million compared with an income tax benefit of $6.62 million for the same period of 2009.  For the nine months ended September 30, 2010 and 2009, the effective tax expense (benefit) rates were 26.28% and (62.59%), respectively.

FINANCIAL CONDITION

Total assets at September 30, 2010, increased $24.14 million, or 1.06%, to $2.30 billion from December 31, 2009. Cash and cash equivalents increased $30.42 million since year end 2009. Total liabilities at September 30, 2010, increased $2.21 million, or 0.11%, to $2.02 billion from December 31, 2009. Deposits increased $11.26 million, securities sold under agreements to repurchase decreased $221 thousand, and short term borrowings decreased $7.72 million.

Securities

Available-for-sale securities were $480.59 million at September 30, 2010, compared with $486.06 million at December 31, 2009, a decrease of $5.47 million, or 1.13%.  The market value of securities available-for-sale as a percentage of amortized cost improved from 96.34% at December 31, 2009, to 99.51% at September 30, 2010, reflecting improved pricing on certain issues.  Held-to-maturity securities declined to $5.93 million at September 30, 2010, compared with $7.45 million at December 31, 2009.

During the third quarter, the Company did not recognize in earnings any OTTI charges related to securities. During the nine months ended September 30, 2010, the Company recognized OTTI charges on two pooled trust preferred securities of $134 thousand and impairment charges on certain equity securities of $51 thousand.

For a more detailed discussion of activities regarding investment securities, please see Note 3 to the Consolidated Financial Statements included in Part I.

Loan Portfolio

Loans Held for Sale

The $3.39 million balance of loans held for sale at September 30, 2010, represents mortgage loans that are sold to investors on a best efforts basis.  Accordingly, the Company does not retain the interest rate risk involved in the commitment.  The gross notional amount of outstanding commitments to originate mortgage loans for customers at September 30, 2010, was $17.53 million on 117 loans.

Loans Held for Investment

Total loans held for investment were $1.40 billion at September 30, 2010, representing an increase of $4.32 million from December 31, 2009, and an increase of $1.63 million from September 30, 2009.  The average loan to deposit ratio was 85.59% for the third quarter of 2010, compared with 85.13% for the fourth quarter of 2009, and 83.25% for the third quarter of 2009.  Year-to-date average loans of $1.40 billion increased $90.97 million when compared to year-to-date average loans of $1.31 billion in 2009.

The held for investment loan portfolio continues to be diversified among loan types and industry segments.   The following table presents the various loan categories and changes in composition as of September 30, 2010, December 31, 2009, and September 30, 2009.

	September 30, 2010		December 31, 2009		September 30, 2009
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial, financial and agricultural	$104,411	7.47%	$96,366	6.91%	$86,068	6.16%
Real estate — commercial	460,188	32.91%	450,611	32.33%	452,670	32.41%
Real estate — residential	647,885	46.33%	657,367	47.16%	652,155	46.70%
Real estate — construction (1)	115,029	8.23%	124,896	8.96%	137,750	9.86%
Consumer	63,186	4.52%	60,090	4.31%	62,995	4.51%
Other	7,552	0.54%	4,601	0.33%	4,979	0.36%
Total	$1,398,251	100.00%	$1,393,931	100.00%	$1,396,617	100.00%

Loans Held for Sale	$3,386		$11,576		$4,376

(1) Real estate construction includes land and land development loans.

Non-Performing Assets

Non-performing assets include loans on non-accrual status, TDRs, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”).  Non-performing assets were $30.05 million at September 30, 2010, $23.50 million at December 31, 2009, and $18.55 million at September 30, 2009.  The percentage of non-performing assets to total assets was 1.31% at September 30, 2010, 1.03% at December 31, 2009, and 0.81% at September 30, 2009. During the third quarter of 2010, the Company was more active in restructuring loan terms for creditworthy customers resulting in the increase in TDRs.

The following schedule details non-performing assets by category at the close of each of the quarters ended September 30, 2010 and 2009, and December 31, 2009.

	September 30, 2010	December 31, 2009	September 30, 2009
(Dollars in Thousands)
Non-accrual loans	$16,645	$17,527	$12,278
Troubled debt restructurings	7,904	1,390	2,319
Loans 90 days or more past due and still
accruing interest	-	-	-
Total non-performing loans	24,549	18,917	14,597

Other real estate owned	5,501	4,578	3,955
Total non-performing assets	$30,050	$23,495	$18,552

Non-performing loans as a percentage of total loans	1.76%	1.36%	1.05%
Non-performing assets as a percentage of total assets	1.31%	1.03%	0.81%
Non-performing assets as a percentage of total loans
and other real estate owned	2.14%	1.68%	1.32%
Allowance for loan losses as a percentage of
non-performing loans	107.6%	128.3%	135.0%

Restructured loans performing in accordance with
modified terms	$849	$2,062	$570

Ongoing activity within the classification and categories of non-performing loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the non-performing classification as a result of changing economic conditions, borrower financial capacity, and resolution efforts on the part of the Company. There were no loans 90 days past due and still accruing at September 30, 2010, December 31, 2009, and September 30, 2009. OREO was $5.50 million at September 30, 2010, an increase of $923 thousand from December 31, 2009, and is carried at the lesser of estimated net realizable value or cost.  OREO increased from December 31, 2009, as a result of escalation in asset resolution and foreclosure activity. At September 30, 2010, OREO consisted of 33 properties with an average value of $299 thousand and an average age of 9 months.  During the three- and nine-month periods ended September 30, 2010, net losses on the sale of OREO totaled $79 thousand and $536 thousand, respectively.

The Company’s Special Assets staff assumes the management and monitoring of all loans determined to be seriously delinquent or impaired.  When resolution through secondary repayment sources becomes evident, updated appraisals are ordered and the Company generally begins to complete the tasks necessary to gain control of the collateral and prepare for liquidation, including, but not limited to engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate.  Special Assets staff also regularly reviews the relationship to identify any potential adverse developments during this time and continues to seek out alternative resolution processes, where possible.

At September 30, 2010, the allowance for loan losses related to TDRs totaled $578 thousand. Total interest income recognized on TDRs for the nine months ended September 30, 2010, totaled $208 thousand. When restructuring loans for troubled borrowers, the Company generally only makes concessions in interest rates and amortization terms.

Deposits and Other Borrowings

Total deposits increased by $11.26 million, or 0.68%, during the first nine months of 2010.  Noninterest-bearing demand deposits increased $7.92 million to $216.17 million at September 30, 2010, compared with $208.24 million at December 31, 2009.  Interest-bearing demand deposits increased $39.02 million to $270.93 million at September 30, 2010, from December 31, 2009.  Savings increased $44.28 million, or 11.61%, and time deposits decreased $79.96 million, or 9.70%, during the first nine months of 2010.

Securities sold under repurchase agreements decreased $221 thousand, or 0.14%, in the first nine months of 2010 to $153.41 million.  There were no federal funds purchased outstanding at September 30, 2010, as the Company maintained a strong liquidity position sold throughout the first nine months of 2010.

Stockholders’ Equity

Total stockholders’ equity increased $21.94 million, or 8.70%, from $252.27 million at December 31, 2009, to $274.20 million at September 30, 2010. Changes in equity were primarily the result of net income of $16.96 million, an increase in accumulated other comprehensive income of $9.31 million, and common dividends paid of $5.34 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types.  At September 30, 2010, the Company’s total risk-based capital ratio was 14.23% compared with 13.81% at December 31, 2009.  The Company’s Tier 1 risk-based capital ratio was 12.97% at September 30, 2010, compared with 12.56% at December 31, 2009.  The Company’s Tier 1 leverage ratio at September 30, 2010, was 8.89% compared with 8.51% at December 31, 2009.  All of the Company’s regulatory capital ratios exceed the current “well-capitalized” levels.

The OCC has issued an Individual Minimum Capital Ratio directive to the Bank which requires it to maintain a total risk-based capital ratio of 11.50%, a Tier 1 risk-based capital ratio of 10.00%, and a Tier 1 leverage ratio of 7.50%. The Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios were 12.86%, 11.61%, and 7.97%, respectively, at September 30, 2010.

PART I. ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Liquidity and Capital Resources

At September 30, 2010, the Company maintained liquidity in the form of cash and cash equivalent balances of $131.76 million, unpledged securities available-for-sale of $189.00 million, and total FHLB credit availability of approximately $145.85 million.  Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company.  Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.  The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company is a holding company, which is a separate legal entity from the Bank, and at September 30, 2010, maintained cash balances of $13.22 million.  As a result of investment securities impairments recognized in 2008 and 2009, the Bank is currently restricted from paying dividends to the Parent Company.  The Company believes the cash reserves and investments it holds provide adequate working capital to meet its obligations for the next twelve months and through the projected period of dividend restrictions.

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

Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure.  At September 30, 2010, net interest income modeling shows the Company to be in a neutral position with respect to senstivity to interest rate risk.

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

The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of September 30, 2010, and December 31, 2009, of immediate and sustained rate shocks in the interest rate environments of plus and minus 100 and 200 basis points from the base simulation, assuming no remedial measures are affected.  At September 30, 2010, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points unrealistic and not meaningful.  In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

Rate Sensitivity Analysis
	September 30, 2010
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$81	0.1	$9,229	3.5
100	101	0.1	11,279	4.2
(100)	740	1.0	(26,165)	(9.4)

	December 31, 2009
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(1,405)	(1.9)	$(18,634)	(6.9)
100	(866)	(1.2)	(7,715)	(2.9)
(100)	2,117	2.9	16,087	5.9

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

Changes in Internal Control over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.  Except for the following, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended September 30, 2010, the Company instituted a program of controls over spreadsheets used directly in the preparation of critical estimates in the consolidated financial statements.

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

ITEM 1A.  Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s Common Stock during the third quarter of 2010.

			Total Number	Maximum
	Total		of Shares	Number of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan (1)

July 1-31, 2010	-	$-	-	824,333
August 1-31, 2010	-	-	-	824,333
September 1-30, 2010	-	-	-	851,779
Total	-	$-	-

(1) The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 1,100,000 shares.  The plan has no expiration date, remains open and no plans have expired during the reporting period covered by this table.  No determination has been made to terminate the plan or to cease making purchases.  The Company held 248,221 shares in treasury at September 30, 2010.

ITEM 3.  Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Reserved

ITEM 5.  Other Information

Not Applicable

ITEM 6.  Exhibits

(a)	Exhibits

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc. (30)
3(ii)	Certificate of Designation Series A Preferred Stock. (22)
3(iii)	Bylaws of First Community Bancshares, Inc., as amended. (17)
4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)
4.2	Indenture Agreement dated September 25, 2003. (11)
4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)
4.5	Reserved.
4.6	Warrant to purchase 88,273 shares of Common Stock of First Community Bancshares, Inc. (29)
4.7	Form of Indenture for Senior Debt Securities. (27)
4.8	Form of Indenture for Subordinated Debt Securities. (28)
10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)
10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan. (11)
10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)
10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6)
10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)
10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (2)
10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. (2)
10.6.1**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan. Second Amendment (B.W. Harvey, Sr. – October 19, 2004). (14)
10.7**	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Reserved.
10.9	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)
10.10	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)
10.11	Reserved.
10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Award Agreement. (13)
10.13	Reserved.
10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)
10.15**	First Community Bancshares, Inc. Deferred Compensation and Supplemental Bonus Plan For Key Employees. (15)
10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)
10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)
10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)
10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)
10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)
10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)
10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)
10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)
10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher. (26)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)
11	Statement regarding computation of earnings per share. (16)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.
**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.
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

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.
(16)	Incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included herein.
(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.
(18)	Reserved
(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement, File No. 333-142558, filed May 2, 2007.
(20)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.
(21)	Reserved.
(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.
(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.
(25)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated April 2, 2009, and filed April 3, 2009.
(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.
(27)	Incorporated by reference from Exhibit 4.4 of Form S-3 registration statement, File No. 333-165965, filed April 8, 2010.
(28)	Incorporated by reference from Exhibit 4.5 of the Form S-3 registration statement, File No. 333-165965, filed April 8, 2010.
(29)	Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K dated and filed July 27, 2010.
(30)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period dated June 30, 2010, and filed August 16, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE:  November 2, 2010

/s/ John M. Mendez
John M. Mendez
President & Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.