Form 10-K
period 2010-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2011-03-11
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Approximately $198.96 million based on the closing sales price at June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class – Common Stock, $1.00 Par Value; 17,868,673 shares outstanding as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 26, 2011, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business.

Corporate Overview

First Community Bancshares, Inc. (the  “Company”) is a financial holding company incorporated in the State of Nevada and serves as the holding company for First Community Bank, N. A. (the “Bank”).  The Company also owns GreenPoint Insurance Group, Inc. (“GreenPoint”), a full-service insurance agency.  The Bank owns Investment Planning Consultants (“IPC”), an investment advisory firm.

The Company’s banking operations are expected to remain the principal business and major source of revenue for the Company. The Company also considers and evaluates options for growth and expansion of the existing subsidiary banking operations. Although the Company is a corporate entity, legally separate and distinct from its affiliates, bank holding companies, such as the Company, are required to act as a source of financial strength for their subsidiary banks. The principal source of the Company’s income is dividends from the Bank. Dividend payments by the Bank are determined in relation to earnings, asset growth, and capital position and are subject to certain restrictions by regulatory agencies as described more fully under “Regulation and Supervision – The Bank” of this item.

Business Overview

Through its subsidiaries, the Company offers commercial and consumer banking services and products, as well as wealth management and insurance services.  Those products and services include the following:

•	demand deposit accounts, savings and money market accounts, certificates of deposit, and individual retirement arrangements
•	commercial, consumer, real estate mortgage loans, and lines of credit
•	various debit card and automated teller machine card services
•	corporate and personal trust services
•	investment management services
•	life, health, and property and casualty insurance products

The Company provides financial services and conducts banking operations within the states of Virginia, West Virginia, North and South Carolina, and Tennessee.  The Company serves a diverse customer base consisting of individual consumers and a wide variety of industries, including, among others, manufacturing, mining, services, construction, retail, healthcare, military and transportation. The Company is not dependent upon any single industry or customer. The Company had total consolidated assets of $2.24 billion at December 31, 2010, and conducts its banking operations through fifty-seven locations.

Operating Segments

The Company’s operations are managed along two reportable business segments consisting of community banking and insurance services. See Note 19 – Segment Information in the Notes to the Consolidated Financial Statements included in Item 8 hereof.

Competition

There is significant competition among banks in the Company’s market areas. In addition, the Company also competes with other providers of financial services, such as thrifts, savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms, and discount brokerage firms. Some of the Company’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview – Competition” in Item 7 hereof.

Employees

The Company and its subsidiaries employed 683 full-time equivalent employees at December 31, 2010. Management considers employee relations to be excellent.

Regulation and Supervision

General

The supervision and regulation of the Company and its subsidiaries by the banking agencies is intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, and not for the protection of stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

The following description summarizes some of the laws to which the Company and the Bank are subject. References in the following description to applicable statutes and regulations are brief summaries of these statutes and regulations, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. A change in statutes, regulations or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the business of the Company.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates.  Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on the Bank’s business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection (“CFPB”), responsible for implementing, examining, and enforcing compliance with federal consumer financial laws. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.

•
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve Board increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•
Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Restrict the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the Bank, from availing themselves of such preemption.
•
Require the Office of the Comptroller of the Currency (the “OCC”) to seek to make its capital requirements for national banks, such as the Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Require financial holding companies, such as the Company, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

•
Mandate certain corporate governance and executive compensation matters be implemented, including (i)  an advisory vote on executive compensation by a public company’s stockholders; (ii) enhancement of independence requirements for compensation committee members; (iii) adoption of incentive-based compensation clawback policies for executive officers; and (iv) adoption of proxy access rules allowing stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions accounts.
•
Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.  Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act’s mandates are discussed below.

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act (“GLB Act”) and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The BHCA, the GLB Act, and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The BHCA generally provides for “umbrella” regulation of financial holding companies, such as the Company, by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

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

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. The Dodd-Frank Act codified this policy as a statutory requirement.  Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Under the GLB Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well-capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Company elected financial holding company status in December 2006. Beginning in July 2011, the Company’s financial holding company status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable Federal Reserve Board regulations.  If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies.  In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist.

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

Capital Adequacy Requirements. The Federal Reserve Board has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital and its ability to pay dividends, or making acquisitions of new banks or engaging in certain other activities such as issuing brokered deposits may be restricted or prohibited.

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

Under both guidelines, Tier 1 capital is defined to include: common shareholders’ equity (including retained earnings), qualifying non-cumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital). Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include: (subject to limitations), perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments (subject to limitations). The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4.00% and a total risk-based capital ratio of at least 8.00%. At December 31, 2010, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 14.07% and its ratio of total capital to risk-weighted assets was 15.33%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.00%, but other bank holding companies are required to maintain a leverage ratio of 4.00% or more, depending on their overall condition.  At December 31, 2010, the Company’s leverage ratio was 9.44%.

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

The current risk-based capital guidelines that apply to the Company and the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board and the OCC.  In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them.  Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity, which is referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States.  Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios: (i) 3.5% Common Equity Tier 1 (generally consisting of common shares and retained earnings) to risk-weighted assets; (ii) 4.5% Tier 1 capital to risk-weighted assets; and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased-in on January 1, 2019, and if implemented by the U.S. banking agencies, Basel III will require banks to maintain:

•	a minimum ratio of Common Equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,”
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer,
•	a minimum ratio of Total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, and
•	a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

 Basel III also includes the following significant provisions:

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A triggering event is an event that would cause the banking organization to become nonviable without the write-off or conversion, or without an injection of capital from the public sector.

Since the Basel III framework is not self-executing, the rules and standards promulgated under Basel III require that the U.S. federal banking regulators adopt them prior to becoming effective in the U.S.  Although U.S. federal banking regulators have expressed support for Basel III, the timing and scope of its implementation, as well as any potential modifications or adjustments that may result during the implementation process, are not yet known.

In addition to Basel III, the Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions.  The Dodd-Frank Act requires the Federal Reserve Board, the OCC and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements.  In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

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

Incentive Compensation.  In June 2010, the Federal Reserve Board, the OCC and the FDIC issued their final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking.  The final guidance,, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve Board indicated that all banking organizations are to evaluate their incentive compensation arrangements and related risk management, controls, and corporate governance processes and immediately address deficiencies in these arrangements or processes that are inconsistent with safety and soundness.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In February 2011, the Federal Reserve Board, the OCC and the FDIC approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

The Bank

The Bank is a national association and is subject to supervision and regulation by the OCC. Since the deposits of the Bank are insured by the FDIC, the Bank is also subject to supervision and regulation by the FDIC. Because the Federal Reserve Board regulates the Company, and because the Bank is a member of the Federal Reserve System, the Federal Reserve Board also has regulatory authority which directly affects the Bank.

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

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution's board of directors.

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

Capital adequacy requirements of the OCC limit the amount of dividends that may be paid by the Bank. The Bank cannot pay a dividend if, after paying the dividend, it would be classified as “undercapitalized.” See “Regulation and Supervision – The Bank – Capital Adequacy Requirements” for information on the capital requirements applicable to the Bank. In addition, without the OCC’s approval, dividends may not be paid by the Bank in an amount in any calendar year which exceeds its total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. National banks also may not pay dividends in excess of total retained profits, including current year’s earnings after deducting bad debts in excess of reserves for loan losses. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice. As a result of securities impairments and a special dividend from the Bank in 2008, the Bank is limited as to the dividends it can pay. Accordingly, the Bank would need permission from the OCC prior to paying dividends through approximately December 31, 2011.

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

The OCC’s risk-based capital guidelines generally require national banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.00% and a ratio of total capital to total risk-weighted assets of 8.00%. The capital categories have the same definitions for the Bank as for the Company. See “Regulation and Supervision – The Company – Capital Adequacy Requirements” for additional information on the capital requirements applicable to the Bank. In 2010, the OCC issued an Individual Minimum Capital Ratio directive (“IMCR”) to the Bank which requires it to maintain a total risk-based capital ratio of 11.50% and a Tier 1 risk-based capital ratio of 10.00%. At December 31, 2010, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.92% and its ratio of total capital to total risk-weighted assets was 14.18%.

The OCC’s leverage guidelines require national banks to maintain Tier 1 capital of no less than 4.00% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.00% of average total assets.  As part of the OCC’s IMCR, the Bank is required to maintain a Tier 1 leverage ratio of 7.50%. At December 31, 2010, the Bank’s leverage ratio was 8.66%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” institution has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. An “undercapitalized” institution has a total risk-based capital ratio that is less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%. A “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%; a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%. A “critically undercapitalized” institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. The Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulation as of December 31, 2010.

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

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Currently the FDIC utilizes a risk-based assessment system to evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The FDIC’s initial base assessment schedule can be adjusted up or down, and premiums for 2010 ranged from 12 basis points in the lowest risk category to 45 basis points for banks in the highest risk category.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will necessitate increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion.  In October 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35 percent (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2 percent, 65 basis points above the statutory minimum.

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changes the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. The rules also change the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC in October 2010.  In addition, the new rules revise the risk-based assessment system for large insured depository institutions (generally, institutions with at least $10 billion in total assets) and “highly complex” institutions by requiring that the FDIC use a scorecard method to calculate assessment rates for all such institutions.  The Bank will not be deemed a “highly complex” institution for these purposes.

Under the new rules, the FDIC set initial base assessment rates from 5 basis points in the lowest risk category to 35 basis points for banks in the higher risk category, which are effective April 1, 2011. The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, as such changes are dependent upon a variety of factors, some of which are beyond the Company’s control.

Under the Federal Deposit Insurance Act, as amended (the “FDIA”),, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards.  The FDIA, requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Corrective Measures for Capital Deficiencies” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

USA PATRIOT Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) was enacted in October 2001. The Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish \certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures in light of the Patriot Act’s anti-money laundering and Bank Secrecy Act requirements. The Company believes that its controls and procedures were in compliance with the Patriot Act as of December 31, 2010.

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

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC.  Any document the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company makes available, free of charge, on its website at www.fcbinc.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the SEC. Investors are encouraged to access these reports and the other information about the Company’s business on its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K. The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request of its Investor Relations Department at the Company’s main address, P.O. Box 989, Bluefield, VA 24605.

Also posted on the Company’s website, and available in print upon request of any shareholder to the Company’s Investor Relations Department, are the charters of the standing committees of its Board of Directors, the Standards of Conduct governing the Company’s directors, officers, and employees, and the Company’s Insider Trading & Disclosure Policy.

Forward-Looking Statements

This Annual Report on Form 10-K may include “forward-looking statements,” which are made in good faith by the Company pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond the Company’s control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company’s financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Company and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Company’s noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

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

There has been significant disruption and volatility in the financial and capital markets since 2007. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets.  Dramatic declines in the housing markets over the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. As a consequence, the Company experienced losses in 2009 resulting primarily from substantial impairment charges on investment securities.  Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or its customers, which could adversely affect the Company’s financial condition and results of operations. Deterioration in local economic conditions, particularly within the Company’s geographic regions and markets, could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

•
Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of the Company’s loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.
•	The processes the Company uses to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments that may no longer be capable of accurate estimation.
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

The Company has experienced increases in the levels of non-performing assets and loan charge-offs in recent periods. The Company’s total non-performing assets amounted to $29.65 million at December 31, 2010, $23.50 million at December 31, 2009, and $14.09 million at December 31, 2008. The Company had $12.55 million of net loan charge-offs for the year ended December 31, 2010, compared to $9.31 million and $5.45 million in net loan charge-offs for the years ended December 31, 2009 and 2008, respectively. The Company’s provision for loan losses was $14.76 million for the year ended December 31, 2010, $15.80 million for the year ended December 31, 2009, and $9.23 million for the year ended December 31, 2008. At December 31, 2010, the ratios of the Company’s allowance for loan losses to non-accrual loans and to total loans outstanding were 136.41% and 1.91%, respectively. Additional increases in the Company’s non-performing assets or loan charge-offs may require it to increase its allowance for loan losses, which would have an adverse effect upon the Company’s future results of operations.

The declining real estate market could impact the Company’s business.

The Company’s business activities are conducted in Virginia, West Virginia, North Carolina, South Carolina, Tennessee and the surrounding regions. Over the past several years, the real estate market in these regions experienced declines with falling home prices and increased foreclosures. As the Company’s net charge-offs increased during this period and in recognition of the continued deterioration in the real estate market and the potential for further increases in non-performing assets, the Company increased its provision for loan losses over historical levels during 2008, 2009, and 2010. A continued downturn in this regional real estate market could hurt the Company’s business because of the geographic concentration within this regional area and because the vast majority of the Company’s loans are secured by real estate. If there is a further decline in real estate values, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and it will be more likely to suffer losses on defaulted loans.

The Company’s level of credit risk is increasing due to its focus on commercial and construction lending, and the concentration on small businesses and middle market customers with significant vulnerability to economic conditions.

As of December 31, 2010, the Company’s largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $6.18 million and $9.85 million, respectively. At such date, the Company’s commercial business loans amounted to $447.37 million, or 32.27% of the Company’s total loan portfolio, and the Company’s commercial real estate loans amounted to $145.90 million, or 10.52% of the Company’s total loan portfolio. Commercial business and commercial real estate loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business and commercial real estate loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a significant vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle.

In addition to commercial real estate and commercial business loans, the Company holds a portfolio of construction loans.  At December 31, 2010, the Company’s construction loans amounted to $61.04 million, or 4.40% of the Company’s total loan portfolio. Construction loans generally have a higher risk of loss than single-family residential mortgage loans due primarily to the critical nature of the initial estimates of a property’s value upon completion of construction compared to the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, the Company may be confronted with projects that, upon completion, have values which are below the loan amounts. The nature of the allowance for loan losses requires that the Company must use assumptions regarding, among other factors, individual loans and the economy. While the Company is not aware of any specific, material impediments impacting any of its builder/developer borrowers at this time, there continues to be nationwide reports of significant problems which have adversely affected many property developers and builders as well as the institutions that have provided those loans. If significant numbers of the builder/developers to which the Company has extended construction loans experience the type of difficulties that are being reported, it could have adverse consequences upon its future results of operations.

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

At December 31, 2010, $480.06 million of the Company’s securities were classified as available-for-sale. At such date, the aggregate unrealized losses on the Company’s available-for-sale securities were $28.45 million. The Company increases or decreases stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the Company’s available-for-sale securities portfolio, net of the related tax benefit, under the category of accumulated other comprehensive income/loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered at the maturity of the securities.  In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

The Company conducts periodic reviews and evaluations of its entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which the Company considered in its analysis of debt securities include, but are not limited to, intent to sell the security, evidence available to determine if it is more likely than not that the Company will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. The Company generally views changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with the Company’s experience. If the Company deems such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of non-interest income. For the year ended December 31, 2010, the Company reported other-than-temporary impairment (“OTTI”) charges of $134 thousand on its debt securities portfolio.

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

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on the Company’s operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, which imposes significant regulatory and compliance changes.  The key provisions of the Dodd-Frank Act that are anticipated to affect the Company’s operations include:

•	changes to regulatory capital requirements;
•	creation of new government regulatory agencies, including the Consumer Financial Protection Bureau;
•	limitation on federal preemption;
•	changes in insured depository institution regulations and assessments; and
•	mortgage loan origination and risk retention.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to the rulemaking process at various regulatory agencies. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them.

The Company and its subsidiaries’ operations are subject to extensive regulation and supervision by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Banking regulations governing the Company’s operations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders.  Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. These laws, rules and regulations, or any other laws, rules or regulations that may be adopted in the future, could make compliance more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank and otherwise adversely affect the Company’s business, financial condition or prospects.

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

The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations of its own.  The Company currently depends on the Bank’s cash and liquidity as well as dividends from the Bank to pay the Company’s operating expenses and dividends to its stockholders. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends and that the Company will not require dividends from the Bank to satisfy the Company’s obligations.  The availability of dividends from the Bank is limited by various statutes and regulations. In addition, the OCC issued a minimum capital ratio directive to the Bank that requires it to maintain heightened regulatory capital ratios which could impact the Bank’s ability to pay a dividend to the Company. It is possible, depending upon the financial condition of the Bank and other factors, that the OCC, the Bank’s primary regulator, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations or is otherwise unable to pay dividends to the Company, the Company may not be able to service its obligations as they become due, including payments required to be made to the FCBI Capital Trust, a business trust subsidiary of the Company, or pay dividends on the Company’s Common Stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects. As a result of securities impairments in 2009, the Bank does not have retained profits from which it can pay dividends. Accordingly, the Bank would need permission from the OCC prior to paying dividends to the Company through approximately December 31, 2011.

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

Potential Acquisitions May Disrupt the Company’s Business and Dilute Stockholder Value

The Company may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.
•	Exposure to potential asset quality issues of the target company.
•	Difficulty, expense, and delays of integrating the operations and personnel of the target company.
•	Potential disruption to the Company’s business.
•	Potential diversion of the Company’s management’s time and attention.
•	The possible loss of key employees and customers of the target company.
•	Difficulty in estimating the value of the target company.
•	Potential changes in banking or tax laws or regulations that may affect the target company.
•	Unexpected costs and delays.
•	Risks that the acquired target company does not perform consistent with the Company’s growth and profitability expectations.
•	Risks associated with entering new markets or product areas where the Company has limited experience.
•	Risks that growth will strain the Company’s infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures.
•	Potential short-term decreases in profitability.

The Company regularly evaluates merger and acquisition opportunities and conducts due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving the payment of cash or the issuance of debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some initial dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may engage in FDIC-assisted transactions, which could present additional risks to its business.

The Company may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present the risks of acquisitions discussed above, as well as some risks specific to these transactions. Because FDIC-assisted acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, including relating to servicing acquired problem loans and costs related to integration of personnel and operating systems, the establishment of processes to service acquired assets.  Such transactions may also require the Company to raise additional capital, which may be dilutive to existing stockholders. If the Company is unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on its business, financial condition and results of operations.

Attractive acquisition opportunities may not be available to us in the future.

The Company expects that other banking and financial companies, many of which have significantly greater resources, will compete with it to acquire financial services businesses. This competition could increase prices for potential acquisitions that the Company believes are attractive. Also, acquisitions are subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests. Among other things, the Company’s regulators consider the Company’s capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to the Company’s earnings and stockholders’ equity per share of the Company’s Common Stock.

The Company’s goodwill may be determined to be impaired.

As of December 31, 2010, the carrying amount of the Company’s goodwill was $84.91 million. The Company tests goodwill for impairment on an annual basis, or more frequently if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company determines that the carrying amount of its goodwill exceeds its implied fair value, the Company would be required to write-down the value of the goodwill on its balance sheet. This, in turn, would result in a charge against earnings and, thus, a reduction in the Company’s stockholders’ equity and certain related capital measures. During 2010, the Company recognized a charge of $1.04 million to write-down the value of goodwill at its insurance agency subsidiary.

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

Increases in FDIC deposit insurance premiums could adversely affect the Company’s earnings.

Market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits.  As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC revised its assessment rates which raised deposit premiums for certain insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required.  The Company is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the FDIC may increase the deposit insurance assessment rates.  Any future assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect the Company’s earnings and could have a material adverse effect on the value of its common stock.

The Company may seek to raise additional capital in the future, and such capital may not be available on acceptable terms or at all.

The Company may seek to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments, business needs, and growth objectives, particularly if its asset quality or earnings were to deteriorate significantly. The Company’s ability to raise additional capital, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Bank. Any occurrence that may limit the Company’s access to the capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Accordingly, the Company cannot provide any assurance that additional capital will be available on acceptable terms or at all. An inability to raise additional capital on acceptable terms could have a materially adverse effect on the Company’s businesses, financial condition and results of operations.

Liquidity risk could impair the Company’s ability to fund its operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, equity and debt offerings and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms attractive to the Company, could be impaired by factors that affect the Company specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a reduction in its credit ratings, if any, an increase in costs of capital in financial capital markets, a decrease in the level of its business activity due to a market downturn or adverse regulatory action against the Company, or a decrease in depositor or investor confidence in it. The Company’s access to liquidity sources could also be impaired by factors that are not specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The failure of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, the Company is required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, the Company may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.
In addition, many of these transactions expose the Company to credit risk in the event of a default by the Company’s counterparty or client. In addition, the credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any losses resulting from the Company’s routine funding transactions may materially and adversely affect its financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property.  Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments.

The Company has no unresolved staff comments as of the filing date of this 2010 Annual Report on Form 10-K.

ITEM 2.	Properties.

The Company generally owns its offices, related facilities, and unimproved real property. The principal offices of the Company are located at One Community Place, Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. As of December 31, 2010, the Company operated 57 banking offices located throughout the five states of Virginia, West Virginia, North and South Carolina, and Tennessee. The Company owns 43 of its banking offices while others are leased or are located on leased land. The Company also operates 10 insurance offices throughout North Carolina, West Virginia and Virginia, including its headquarters in High Point, North Carolina. The Company owns one of its insurance offices and leases the remaining locations. There are no mortgages or liens against any property of the Company. A complete listing of all branches and ATM sites can be found on the Internet at www.fcbresource.com. Information on such website is not part of this Annual Report on Form 10-K.

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

Common Stock Market Prices and Dividends

The number of common stockholders of record on February 22, 2011, was 2,794 and outstanding shares totaled 17,868,673.  The number of common stockholders is measured by the number of recordholders. The Company’s common stock trades on the NASDAQ Global Select market under the symbol “FCBC”.

Cash dividends on common stock totaled $0.40 per share for 2010 and $0.30 per share in 2009. Total dividends paid on common stock for the years ended December 31, 2010, and December 31, 2009, totaled $7.12 million and $4.62 million, respectively. Total cash dividends paid on preferred stock for 2009 totaled $1.12 million. Details of the restrictions on cash dividends are set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Item 6 hereof and Note 14 – Regulatory Capital Requirements and Restrictions of the Notes to Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth the high and low stock prices and dividends paid per share on the Company’s common stock during the periods indicated.

	2010		2009
	High	Low	High	Low
Sales Price Per Share
First quarter	$13.34	$10.96	$35.13	$7.90
Second quarter	17.37	12.53	17.55	10.27
Third quarter	16.06	12.02	14.29	12.00
Fourth quarter	15.86	12.55	13.06	10.50

			2010	2009
Cash Dividends Per Share
First quarter			$0.10	$-
Second quarter			0.10	0.20
Third quarter			0.10	0.10
Fourth quarter			0.10	-
Total			$0.40	$0.30

Stock Repurchase Plans

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act of the Company’s common stock during the fourth quarter of 2010.

			Total Number	Maximum
	Total		of Shares	Number of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan (1)

October 1-31, 2010	-	$-	-	851,779
November 1-30, 2010	-	-	-	874,593
December 1-31, 2010	-	-	-	883,513
Total	-	$-	-

(1) The Company’s stock repurchase plan, as amended, authorized the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and currently is in effect . No determination has been made to terminate the plan or to cease making purchases. The Company held 216,487 shares in treasury at December 31, 2010.

Total Return Analysis

The following chart was compiled by SNL Securities LC, and compares cumulative total shareholder return of the Company’s common stock for the five-year period ended December 31, 2010, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite index, and the Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 52 bank holding companies that are traded on the NASDAQ, OTC Bulletin Board, and pink sheets with total assets between $1 billion and $5 billion and are located in the Southeast Region of the United States. The cumulative returns include reinvestment of dividends by the Company.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
First Community Bancshares, Inc.	100.00	131.01	109.13	123.59	43.75	55.84
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
Asset & Regional Peer Group**	100.00	112.68	82.26	74.08	51.78	55.79

** The Asset Size & Regional Peer Group consists of the following institutions: 1st United Bancorp, Inc., Ameris Bancorp, BancTrust Financial Group, Inc., Bank of the Ozarks, Inc., BNC Bancorp, Burke & Herbert Bank & Trust Company, Cadence Financial Corporation, Capital Bank Corporation, Capital City Bank Group, Inc., Cardinal Financial Corporation, Carter Bank & Trust, CenterState Banks, Inc., Centra Financial Holdings, Inc., City Holding Company, Colony Bankcorp, Inc., Commonwealth Bankshares, Inc., Eastern Virginia Bankshares, Inc., Fidelity Southern Corporation, First Bancorp, First M&F Corporation, First National Bank of Shelby, First Security Group, Inc., FNB United Corp., Great Florida Bank, Green Bankshares, Inc., Hampton Roads Bankshares, Inc., Home BancShares, Inc., Middleburg Financial Corporation, NewBridge Bancorp, PAB Bankshares, Inc., Palmetto Bancshares, Inc., Peoples Bancorp of North Carolina, Inc., Pinnacle Financial Partners, Inc., Premier Financial Bancorp, Inc., Renasant Corporation, Savannah Bancorp, Inc., SCBT Financial Corporation, Seacoast Banking Corporation of Florida, Simmons First National Corporation, Southeastern Bank Financial Corporation, Southern BancShares (N.C.), Inc., Southern Community Financial Corporation, State Bank Financial Corporation, StellarOne Corporation, Summit Financial Group, Inc., Tennessee Commerce Bancorp, Inc., TIB Financial Corp., TowneBank, Union First Market Bankshares Corporation, Virginia Commerce Bancorp, Inc., Wilson Bank Holding Company, and Yadkin Valley Financial Corporation.

ITEM 6.	Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2010. The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. All of the Company’s acquisitions during the five years ended December 31, 2010 were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	At or for the year ended December 31,
Five-Year Selected Financial Data	2010	2009	2008	2007	2006
(Dollars in Thousands, Except Per Share Data)
Balance Sheet Summary (at end of period)
Securities	$484,701	$493,511	$529,393	$676,195	$528,389
Loans held for sale	4,694	11,576	1,024	811	781
Loans, net of unearned income	1,386,206	1,393,931	1,298,159	1,225,502	1,284,863
Allowance for loan losses	26,482	24,277	17,782	12,833	14,549
Total assets	2,244,238	2,273,283	2,132,187	2,149,838	2,033,698
Deposits	1,620,955	1,645,960	1,503,758	1,393,443	1,394,771
Borrowings	332,087	352,558	381,791	517,843	406,556
Total liabilities	1,974,360	2,021,016	1,912,972	1,932,740	1,820,968
Stockholders' equity	269,878	252,267	219,215	217,098	212,730

Summary of Earnings
Total interest income	$103,582	$107,934	$110,765	$127,591	$120,026
Total interest expense	29,725	38,682	44,930	59,276	48,381
Net interest income	73,857	69,252	65,835	68,315	71,645
Provision for loan losses	14,757	15,801	9,226	717	2,706
Net interest income after provision for loan losses	59,100	53,451	56,609	67,598	68,939
Non-interest income	40,693	25,186	32,297	24,831	21,323
Investment securities impairment	185	78,863	29,923	-	-
Non-interest expense	69,943	66,624	60,516	50,463	49,837
Income (loss) before income taxes	29,665	(66,850)	(1,533)	41,966	40,425
Income tax expense (benefit)	7,818	(28,154)	(3,487)	12,334	11,477
Net income (loss)	21,847	(38,696)	1,954	29,632	28,948
Dividends on preferred stock	-	2,160	255	-	-
Net income (loss) available to common shareholders	21,847	(40,856)	1,699	29,632	28,948

	At or for the year ended December 31,
Five-Year Selected Financial Data-continued	2010	2009	2008	2007	2006

Per Share Data
Basic earnings (loss) per common share	$1.23	$(2.75)	$0.15	$2.64	$2.58
Diluted earnings (loss) per common share	$1.23	$(2.75)	$0.15	$2.62	$2.57

Cash dividends per common share	$0.40	$0.30	$1.12	$1.08	$1.04
Book value per common share at year-end	$15.11	$14.20	$15.36	$19.61	$18.92

Selected Ratios
Return on average assets	0.97%	-1.83%	0.08%	1.39%	1.46%
Return on average equity	8.11%	-16.73%	0.86%	13.54%	14.32%
Average equity to average assets	11.91%	10.95%	9.86%	10.30%	10.21%
Dividend payout	32.52%	NM	NM	40.91%	40.31%
Risk based capital to risk adjusted assets	15.33%	13.81%	12.94%	12.34%	12.69%
Leverage ratio	9.44%	8.51%	9.70%	8.09%	8.50%

NM  — Not meaningful

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Economy

The local economies in which the Company operates are diverse and span a five-state region. The economies of West Virginia and Southwest Virginia have significant exposure to extractive industries, such as coal, timber and natural gas, which become more active and lucrative when oil prices rise. The local economies in the central portion of North Carolina have suffered in recent years due to foreign competition in both furniture and textiles, as well as consolidation in the financial services industry. Despite these detractions, the economies in this region continue to benefit from national companies operating in the Triad, Central Piedmont, and central South Carolina areas. The Eastern Virginia local economies have, in recent years, benefited from key corporate and government activities and relocations. The economy in Eastern Tennessee continues to benefit from the stability of higher education, healthcare services and tourism.

Despite the stable and positive aspects of our regional economies, the Company’s markets have experienced significant declines in residential development and construction, not inconsistent with national trends. These declines have led to contraction in residential land development and construction, which have historically been important components of the Company’s lending activities. The economies of the Company’s Southwest Virginia and West Virginia markets have remained stable compared to the national economy and unemployment levels are generally lower than the national average at December 31, 2010.

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

Goodwill is recorded as the excess of the purchase price, if any, over the fair value of the revalued net assets. Goodwill is tested annually in the month of October for possible impairment by comparing the fair value of each segment to its book value, including goodwill (step 1). If the fair value of the segment is greater than its book value, no goodwill impairment exists. However, if the book value of the segment is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss (step 2). The step 1 test utilizes a combination of two methods to determine the fair value of the reporting units. For both segments, a discounted cash flow model is created projecting cash flows from operations of the business segment, the results of which are weighted 70%. For the banking segment a market multiple model utilizes price to net income and price to tangible book value inputs for closed transactions and for certain common sized institutions and the results are weighted 30%. For the insurance segment the market multiple model primarily utilizes price to sales for closed transactions and certain similar industry public companies and the results are weighted 30%. The end results for both segments are then compared to the respective book values to consider if impairment is evident. To determine the overall reasonableness of the segment computations, the combined computed fair value is then compared to the overall market capitalization of the consolidated Company to determine the level of implied control premium.

The discounted cash flow analysis uses estimates in the form of growth and attrition rates, anticipated rates of return, and discount rates. These estimates have a direct bearing on the results of the impairment testing and serve as the basis for management’s conclusions as to potential impairment.

The results of the step 1 analysis performed at October 31, 2010, determined that no impairment was evident for the banking segment. For the insurance segment the step 1 analysis indicated an impairment. A step 2 analysis was performed for the insurance segment resulting in an impairment to goodwill of $1.04 million. An adjustment to the weighting of the results, deterioration in the market multiples used, further decline in the banking and retail insurance industry valuations, or further decline in our common stock price could provide evidence in the future of potential impairment.

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

Recent Acquisitions and Branching Activity

In July 2009, the Company acquired TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina.  TriStone had two full service locations in Winston-Salem, North Carolina. At acquisition, TriStone had total assets of $166.82 million, total loans of $132.23 million and total deposits of $142.27 million. Each outstanding common share of TriStone was exchanged for .5262 shares of the Company’s Common Stock and the overall acquisition cost was $10.78 million. The acquisition of TriStone significantly augmented the Company’s market presence and human resources in the Winston-Salem, North Carolina market.

In November 2008, the Company acquired Coddle Creek Financial Corp. (“Coddle Creek”), headquartered in Mooresville, North Carolina.  Coddle Creek had three full service branch offices located in Mooresville, Cornelius, and Huntersville, North Carolina.  At acquisition, Coddle Creek had total assets of $158.66 million, total loans of $136.99 million and total deposits of $137.06 million. Under the terms of the merger agreement, shares of Coddle Creek common stock were exchanged for .9046 shares of the Company’s common stock and $19.60 in cash. The total deal value, including the cash-out of outstanding stock options, was $32.29 million. Concurrent with the Coddle Creek acquisition, Mooresville Savings Bank, Inc., SSB, the wholly-owned subsidiary of Coddle Creek, was merged into the Bank. As a result of the acquisition and preliminary purchase price allocation, $14.41 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

GreenPoint Insurance Group (“GreenPoint”), a wholly-owned subsidiary of the Company, has acquired seven insurance agencies and sold one since its acquisition by the Company in September 2007. GreenPoint has issued aggregate cash consideration of $190 thousand and $803 thousand in 2010 and 2009, respectively, in connection with those acquisitions. Terms for acquisitions prior to 2010 call for issuing further cash consideration of $2.86 million if certain operating targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the costs of the acquisitions. Acquisitions prior to 2010 added $692 thousand, $803 thousand, and $2.04 million of goodwill and intangibles to the Company’s balance sheet in 2010, 2009, and 2008, respectively. In 2010, GreenPoint acquired one insurance agency. Cash consideration of $190 thousand was provided at the closing date of the transaction. Acquisition terms call for further cash consideration of $760 thousand if certain operating targets are met. The fair value of these payments were booked at acquisition and added $477 thousand of goodwill and intangibles to the Company’s balance sheet during 2010.

Results Of Operations

2010 Compared To 2009

Net income available to common shareholders for 2010 was $21.85 million, an increase of $62.70 million from a net loss available to common shareholders of $40.86 million in 2009. Basic and diluted earnings per common share for 2010 were $1.23, compared with basic and diluted losses per common share of $2.75 in 2009. The 2009 net loss to common shareholders was impacted by pre-tax impairment charges and losses on the sale of securities amounting to $90.54 million. The Company’s return on average assets was 0.97% in 2010, compared to a negative 1.83% in 2009. Return on equity was 8.11% in 2010, compared to a negative 16.73% in 2009.

Net Interest Income

The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest bearing liabilities. Net interest income was $73.86 million for 2010, compared with $69.25 million for 2009, an increase of $4.61 million, or 6.65%. Tax equivalent net interest income totaled $77.22 million for 2010, an increase of $4.67 million, or 6.44%, from $72.55 million reported for 2009. The increase in tax equivalent net interest income was due primarily to decreases in time deposits and borrowing costs as a result of repricing opportunities throughout a sustained low rate environment.

For purposes of the following discussion, comparison of net interest income is performed on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those assets which are fully taxable (see the table titled Average Balance Sheets and Net Interest Income Analysis).

Average earning assets increased $40.59 million while average interest bearing liabilities increased $15.91 million during 2010 as compared to the prior year. The changes include the full year impact of the July 2009 TriStone acquisition. The yield on average earning assets decreased 33 basis points to 5.40% for 2010 from 5.73% for 2009. Short-term market interest rates remained low throughout 2010, as the Federal Reserve Board held the “range” of zero to 25 basis points as its target for federal funds. The prevailing low interest rate environment was the largest driver in the overall decrease in the Company’s yield on average earning assets.

Total cost of average interest bearing liabilities decreased 53 basis points to 1.67% during 2010. The Company’s time deposit portfolio experienced downward repricing during 2010, as many of the higher-rate certificates were renewed at lower rates, or not renewed. The net result was an increase of 20 basis points in the net interest rate spread, or the difference between interest income on earning assets and expense on interest bearing liabilities, for 2010 compared to 2009. The net interest rate spread for 2010 was 3.73% compared with 3.53% for 2009. The Company’s net interest margin, or net interest income to average earning assets, of 3.90% for 2010 represents an increase of 16 basis points from 3.74% in 2009.

Loan interest income increased $2.12 million during 2010 as compared with 2009 as average volume increased, while the yield on loans decreased 15 basis points during the same period. During 2010, the yield on available-for-sale securities decreased 81 basis points to 4.33% while the average balance decreased by $44.58 million as compared with 2009.

Average interest bearing balances that the Company maintains with third party banks increased $19.75 million during 2010 to $81.99 million, while the yield decreased 3 basis points to 0.24% during the same period. Interest-bearing balances with third party banks are comprised largely of excess liquidity bearing overnight market rates.

The average balances of interest-bearing deposits increased $30.37 million, or 2.16%, while the average rate paid during 2010 decreased 59 basis points when compared to the prior year. The average rate paid on interest bearing demand deposits increased 17 basis points, while the average rate paid on savings, which includes money market and savings accounts, decreased 12 basis points in 2010 compared with 2009. In 2010, average time deposits decreased $103.07 million while the average rate paid decreased 75 basis points to 2.12% as compared with 2009. The decrease can be attributed to customers moving to more liquid investment accounts and the non-renewal of certificates at lower interest rates. The level of average non-interest bearing demand deposits increased $6.48 million to $206.40 million in 2010 compared with the prior year.

The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $4.24 million in 2010, while the average rate paid on those funds decreased 36 basis points to 1.02% during the same period. There were no federal funds purchased on average during 2010. The average balance of wholesale repurchase agreements remained unchanged at $50.00 million between 2010 and 2009, while the rate decreased 10 basis points due to structure within those borrowings. The average balance of Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased $10.22 million, or 4.99%, while the rate paid on those borrowings decreased 12 basis points in 2010 compared with 2009. Other borrowings include the Company’s trust preferred issuance of $15.46 million, which is indexed to 3-month LIBOR.

Average Balance Sheets and Net Interest Income Analysis

	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
(Dollars in Thousands)
Earning Assets:
Loans held for investment: (2)	$1,400,061	$84,906	6.06%	$1,333,112	$82,785	6.21%	$1,199,076	$80,305	6.70%
Available-for-sale securities	492,703	21,313	4.33%	537,278	27,638	5.14%	576,864	33,438	5.80%
Held-to-maturity securities	6,299	533	8.46%	7,828	643	8.21%	10,302	849	8.24%
Interest bearing deposits with banks	81,987	194	0.24%	62,242	165	0.27%	15,489	306	1.98%
Total earning assets	1,981,050	106,946	5.40%	1,940,460	111,231	5.73%	1,801,731	114,898	6.38%
Other assets	282,005			288,450			244,455
Total	$2,263,055			$2,228,910			$2,046,186

Interest-bearing liabilities:
Demand deposits	$252,471	$980	0.39%	$205,997	$443	0.22%	$174,809	$292	0.17%
Savings deposits	421,184	2,751	0.65%	334,217	2,588	0.77%	312,363	4,693	1.50%
Time deposits	760,286	16,156	2.12%	863,357	24,765	2.87%	671,729	24,807	3.69%
Total interest bearing deposits	1,433,941	19,887	1.39%	1,403,571	27,796	1.98%	1,158,901	29,792	2.57%
Borrowings:
Federal funds purchased	-	-	-	-	-	-	15,942	362	2.27%
Retail repurchase agreements	97,531	992	1.02%	101,775	1,375	1.38%	143,159	3,029	2.12%
Wholesale repurchase agreements	50,000	1,872	3.74%	50,000	1,922	3.84%	50,000	1,630	3.26%
FHLB borrowings and other debt	194,461	6,974	3.59%	204,678	7,589	3.71%	244,801	10,117	4.13%
Total borrowings	341,992	9,838	2.88%	356,453	10,886	3.05%	453,902	15,138	3.34%
Total interest bearing liabilities	1,775,933	29,725	1.67%	1,760,024	38,682	2.20%	1,612,803	44,930	2.79%
Noninterest-bearing demand deposits	206,396			199,917			211,791
Other liabilities	11,280			24,832			19,850
Stockholders' equity	269,446			244,137			201,742
Total	$2,263,055			$2,228,910			$2,046,186
Net interest income		$77,221			$72,549			$69,968
Net interest rate spread (3)			3.73%			3.53%			3.59%
Net interest margin (4)			3.90%			3.74%			3.88%

(1)	Fully taxable equivalent at the rate of 35% ("FTE").
(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.
(3)	Represents the difference between the tax equivalent yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average interest earning assets.

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

	Twelve Months Ended				Twelve Months Ended
	December 31, 2010 Compared to 2009				December 31, 2009 Compared to 2008
	Dollar Increase/(Decrease) due to				Dollar Increase/(Decrease) due to
			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest Earned On:
Loans (FTE)	$4,158	$(2,000)	$(37)	$2,121	$8,980	$(5,875)	$(625)	$2,480
Securities available-for-sale (FTE)	(2,291)	(4,352)	318	(6,325)	(2,296)	(3,807)	303	(5,800)
Securities held-to-maturity (FTE)	(126)	20	(4)	(110)	(204)	(3)	1	(206)
Interest-bearing deposits with other banks	53	(19)	(5)	29	926	(265)	(802)	(141)
Total interest-earning assets	1,794	(6,351)	272	(4,285)	7,406	(9,951)	(1,123)	(3,667)

Interest Paid On:
Demand deposits	102	350	85	537	53	87	11	151
Savings deposits	670	(401)	(106)	163	328	(2,280)	(153)	(2,105)
Time deposits	(2,958)	(6,475)	824	(8,609)	7,071	(5,508)	(1,605)	(42)
Fed funds purchased	-	-	-	-	(363)	-	1	(362)
Retail repurchase agreements	(57)	(336)	10	(383)	(877)	(1,102)	326	(1,654)
Wholesale repurchase agreements	-	(50)	(0)	(50)	-	290	2	292
FHLB borrowings and other long-term debt	(379)	(246)	10	(615)	(1,657)	(1,028)	157	(2,528)
Total interest-bearing liabilities	(2,622)	(7,158)	823	(8,957)	4,555	(9,542)	(1,261)	(6,248)

Change in net interest income,tax equivalent	$4,416	$807	$(551)	$4,672	$2,851	$(409)	$139	$2,581

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses for 2010 was $14.76 million, a decrease of $1.04 million compared with 2009. The elevated loan loss provision is primarily attributable to high loss factors as net charge-offs increased during 2010. Qualitative risk factors remained high, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluations of various categories of collateral. Net charge-offs for 2010 and 2009 were $12.55 million and $9.31 million, respectively. Expressed as a percentage of average loans, net charge-offs increased to 0.90% for 2010 from 0.70% in 2009. See “Allowance for Loan Losses” of this item for additional information.

Noninterest Income

Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income for 2010, exclusive of the impact of OTTI charges, gains on the sale of securities, and acquisition gains, was $32.42 million, compared with $32.37 million in 2009. See “Financial Position – Available-for-Sale Securities” in Item 7 hereof for information on the changes and losses relating to the Company’s securities.

Wealth management income, which includes fees for trust services and commission and fee income generated by IPC, decreased $319 thousand in 2010 to $3.83 million compared with 2009, a result of a decrease in trust service revenues. Service charges on deposit accounts decreased $764 thousand in 2010 to $13.13 million compared with 2009, as a result of lower overall consumer spending leading to lower levels of certain activity charges. Other service charges, commissions and fees reflected an increase of $359 thousand in 2010 compared with 2009, due mainly to increased debit card interchange income, as the Company’s customers increasingly chose card-based payment delivery systems.

Insurance commissions earned in 2010 were $6.73 million, compared with $6.99 million in 2009. Income for the insurance subsidiary is derived primarily from commissions earned on the sale of policies.

Other operating income for 2010 was $3.66 million, an increase of $1.04 million from 2009. The largest components of the increase in other operating income for 2010 were increased revenue from secondary market mortgage operations of $797 thousand, a litigation settlement of $162 thousand, and a gain on the sale of real estate of $146 thousand.

During 2010, the Company recognized net securities gains of $8.27 million, an increase of $19.95 million from losses recognized in 2009. In December 2009, net security losses of $11.67 million included four pooled trust preferred securities sold by the Company that resulted in a loss of $14.82 million.

Noninterest Expense

Total noninterest expense was $69.94 million for 2010, an increase of $3.32 million over 2009. Salaries and benefits increased $3.14 million in 2010 compared to 2009. At December 31, 2010, the Company had total full-time equivalent employees of 683 compared to 646 at December 31, 2009. Full-time equivalent employees are calculated using the number of hours worked. GreenPoint accounted for 59 full-time equivalent employees at year-end 2010 compared with 57 at year-end 2009. Total full-time equivalent employees at the Bank and IPC increased by 37 full-time equivalent employees during 2010. Health insurance costs increased $1.39 million, or 87.70%, and 401(k) employer matching costs decreased $250 thousand, or 18.24%. The Company also deferred $296 thousand less in direct loan origination costs than in 2009 primarily due to lower origination volumes.

Occupancy expenses increased $549 thousand in 2010 to $6.44 million, compared with 2009, due to the full year effect of the acquisition of TriStone and bank building repairs.

FDIC premiums and assessments totaled $2.86 million, a decrease of $1.41 million from 2009. Included in the 2009 amount is a special assessment levied on all banks that approximated $988 thousand for the Company.

Other operating expenses increased $1.84 million in 2010 to $20.34 million, compared with 2009. The primary cause for the increase in other operating expenses was a $2.32 million increase in losses on sale of foreclosed properties, which was $3.08 million in 2010 compared to $763 thousand in 2009. Also contributing to the change in other operating expenses were increases in legal, travel, and interchange expenses of $270 thousand, $190 thousand, and $272 thousand, respectively, offset by decreases in consulting fees of $1.69 million. As of December 31, 2010, the Company recognized a goodwill impairment of $1.04 million at the insurance agency segment.

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

The (non-GAAP) efficiency ratios for continuing operations for 2010, 2009, and 2008 were 59.09%, 59.10%, and 57.54%, respectively. The following table details the components used in calculation of the efficiency ratios.

	2010	2009	2008
(Dollars in Thousands)
GAAP-based efficiency ratio
Noninterest expenses	$69,943	$66,624	$60,516
Net interest income plus noninterest income	$114,365	$15,575	$68,209

GAAP-based efficiency ratio	61.16%	427.76%	88.72%

Non-GAAP efficiency ratio
Noninterest expenses — GAAP-based	$69,943	$66,624	$60,516
Less non-GAAP adjustments:
Foreclosed property expense	(3,079)	(763)	(382)
Amortization of intangibles	(1,032)	(1,028)	(689)
Prepayment penalties on FHLB advances	-	(88)	(1,647)
Merger expenses	-	(1,726)	-
FDIC special assessments	-	(988)	-
Goodwill impairment	(1,039)	-	-
Other non-core, non-recurring expense items	(4)	(225)	(51)
Adjusted non-interest expenses	64,789	61,806	57,747

Net interest income plus noninterest income — GAAP-based	114,365	15,575	68,209
Plus non-GAAP adjustment:
Tax equivalency	3,364	3,297	4,133
Less non-GAAP adjustments:
Security (gains) losses	(8,273)	11,673	(1,899)
Other-than-temporary security impairments	185	78,863	29,923
Acquisition gains	-	(4,493)	-
Other non-core, non-recurring income items	-	(340)	-
Adjusted net interest income plus noninterest income	109,641	104,575	100,366

Non-GAAP efficiency ratio	59.09%	59.10%	57.54%

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

Consolidated income taxes for 2010 were $7.82 million compared with an income tax benefit of $28.15 million in 2009. For the year ended 2010, the effective tax expense rate was 26.35%. The effective tax rate for 2009 was not meaningful due to the pre-tax loss.

2009 Compared To 2008

The net loss available to common shareholders for 2009 was $40.86 million, a decrease of $42.56 million from net income available to common shareholders of $1.70 million in 2008. Basic and diluted loss per common share for 2009 was $2.75, compared with basic and diluted earnings per common share of $0.15 in 2008. The significant decline in earnings in 2009 reflects pre-tax impairment charges and losses on the sale of securities amounting to $90.54 million. The Company’s return on average assets was a negative 1.83% in 2009 and 0.08% in 2008. Return on equity was a negative 16.73% in 2009 and 0.86% in 2008.

The Company acquired TriStone Community Bank, a $166.82 million bank, in July 2009. As a result of the acquisition, a gain of $4.49 million was recorded, which represents the excess fair market value of the net assets acquired and indentified intangibles over the purchase price. The net operations of TriStone were not significant to the Company’s 2009 results of operations.

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

Average earning assets increased $138.73 million while average interest bearing liabilities increased $147.22 million during 2009 as compared to the prior year in each case over the comparable period. The increases primarily reflect the acquisitions of TriStone and Coddle Creek. The yield on average earning assets decreased 65 basis points to 5.73% for 2009 from 6.38% for 2008. Short-term market interest rates remained low throughout 2009, as the Federal Reserve Board held the “range” of zero to 25 basis points as its target for federal funds. The prevailing low interest rate environment was the largest driver in the overall decrease in the Company’s yield on average earning assets.

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

Noninterest Income

Noninterest income for 2009, exclusive of the $78.86 million OTTI charges, $11.67 million loss on the sale of securities, and $4.49 million in gain resulting from the TriStone acquisition, was $32.37 million, compared with $30.40 million in 2008. See “Financial Position – Available-for-Sale Securities” in Item 7 hereof for information on the changes and losses relating to the Company’s securities.

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

Noninterest Expense

Total noninterest expense was $66.62 million for 2009, an increase of $6.11 million over 2008. Salaries and benefits increased $1.51 million. At December 31, 2009, the Company had total full-time equivalent employees of 646 compared to 638 at December 31, 2008. Full-time equivalent employees are calculated using the number of hours worked. GreenPoint accounted for 57 full-time equivalent employees at year-end 2009 compared with 50 at year-end 2008. Total full-time equivalent employees at the Bank and IPC remained relatively stable increasing by 19 full-time equivalent employees from the acquisition of TriStone. Health insurance costs decreased $732 thousand, or 31.59%, and 401(k) employer matching costs increased $139 thousand, or 11.36%. The Company also deferred $231 thousand less in direct loan origination costs than in 2008.

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

Consolidated income taxes for 2009 were a benefit of $28.15 million compared with a benefit of $3.49 million in 2008. The effective tax rates for 2009 and 2008 were  not meaningful due to a pre-tax loss and level of pre-tax income, respectively.

Financial Position

Available-for-Sale Securities

Available-for-sale securities were $480.06 million at December 31, 2010, compared with $486.06 million at December 31, 2009, a decrease of $5.99 million. The market value of securities available-for-sale as a percentage of amortized cost was 96.40% and 96.34% at December 31, 2010 and 2009, respectively. At December 31, 2010, the average life and duration of the portfolio were 6.8 years and 5.7, respectively. Average life and duration at December 31, 2009, were 6.0 years and 4.9, respectively.

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

During the years ended December 31, 2010 and 2009, the Company recognized credit-related OTTI charges in earnings of $134 thousand and $77.59 million, respectively, related to beneficial interest debt securities. In addition, the Company recognized impairment charges of $51 thousand and $1.27 million on certain equity holdings during 2010 and 2009, respectively.

The following table provides details regarding the type and credit ratings within the securities portfolios as of December 31, 2010.

				Unrealized
				Gains/(Losses)	OTTI (2)
	Par	Fair	Amortized	Recognized	in
	Value	Value	Cost	in AOCI (1)	AOCI (1)
(Amounts in Thousands)
Available for sale
U.S. Government agency securities	$10,000	$9,832	$10,000	$(168)	$-
Agency mortgage-backed securities	205,867	215,013	209,281	5,732	-
Non-Agency mortgage-backed securities
D	21,490	11,277	19,181	(7,904)	(7,904)
Total	21,490	11,277	19,181	(7,904)	(7,904)
States and political subdivisions
AAA	13,022	12,347	13,004	(657)	-
AA	124,448	122,467	124,446	(1,979)	-
A	28,942	29,498	28,886	612	-
BBB	6,116	6,174	6,068	106	-
Not rated	6,265	5,652	5,745	(93)	-
Total	178,793	176,138	178,149	(2,011)	-
Single-issue bank trust preferred securities
A	7,130	5,625	6,953	(1,328)	-
BBB	15,300	11,986	14,966	(2,980)	-
BB	34,125	23,633	33,675	(10,042)	-
Total	56,555	41,244	55,594	(14,350)	-
Pooled trust preferred securities
C	8,072	264	23	241	-
Total	8,072	264	23	241	-
Corporate FDIC insured
AAA	25,000	25,660	25,282	378	-
Total	25,000	25,660	25,282	378	-
Equity securities	-	636	495	141	-
Total	$505,777	$480,064	$498,005	$(17,941)	$(7,904)

Held to maturity
States and political subdivisions
AA	$3,370	$3,397	$3,346	$51	$-
A	654	646	631	15	-
BBB	660	661	660	1	-
Total	$4,684	$4,704	$4,637	$67	$-

(1) Accumulated other comprehensive income
(2) Other-than-temporary impairment

Municipal ratings reflect the rating of the underlying issuers and do not take into account any insurance on the security. From September 2009 to December 2010, the Company sold $9.65 million of municipal securities as part of its monitoring process.  The Company continued those efforts during the first two months of 2011.  Generally, the securities sold did not exhibit any meaningful credit quality deterioration, rather were at risk of losing market value.

The following table details amortized cost and fair value of available-for-sale securities as of December 31, 2010, 2009, and 2008.

	December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
(Amounts in Thousands)
U.S. Government agency securities	$10,000	$9,832	$25,421	$25,276	$53,425	$54,818
States and political subdivisions	178,149	176,138	133,185	135,601	163,042	159,419
Trust preferred securities:
Single-issue	55,594	41,244	55,624	41,110	55,491	33,542
Pooled	23	264	1,648	1,648	93,269	32,511
Total trust preferred securites	55,617	41,508	57,272	42,758	148,760	66,053
Corporate FDIC insured	25,282	25,660	-	-	-	-
Mortgage-backed securities:
Agency	209,281	215,013	260,220	264,218	212,315	216,962
Non-Agency prime residential	-	-	5,743	5,170	7,423	5,766
Non-Agency Alt-A residential	19,181	11,277	20,968	11,301	10,750	10,750
Total mortgage-backed securities	228,462	226,290	286,931	280,689	230,488	233,478
Equity securities	495	636	1,717	1,733	7,979	6,955
Total	$498,005	$480,064	$504,526	$486,057	$603,694	$520,723

At December 31, 2010, the Company held separate issuances of trust preferred securities from one issuer which had  book and market values of $28.73 million and $19.56 million, respectively.

Held-to-Maturity Securities

Investment securities classified as held-to-maturity are comprised primarily of high grade state and municipal bonds. The portfolio totaled $4.64 million at December 31, 2010, compared with $7.45 million at December 31, 2009. This decrease is reflective of continuing maturities and calls within the portfolio. The market value of held-to-maturity investment securities was 101.44% and 101.68% of book value at December 31, 2010 and 2009, respectively.

The following table details amortized cost and fair value of held-to-maturity securities at December 31, 2010, 2009, and 2008.

	December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
(Amounts in Thousands)
States and political subdivisions	$4,637	$4,704	$7,454	$7,579	$8,670	$8,802
Total	$4,637	$4,704	$7,454	$7,579	$8,670	$8,802

Loans Held for Sale

At December 31, 2010, the Company held $4.69 million of mortgage loans for sale to the secondary market. The gross notional amount of outstanding commitments to originate mortgage loans for customers at December 31, 2010, was $7.57 million on 48 loans. The Company sells these mortgages on a best efforts basis and generates non-interest income through origination fees, servicing release premiums, and yield spread gains.

Loans Held for Investment

Total loans held for investment decreased $7.73 million to $1.39 billion at December 31, 2010. The average loan to deposit ratio increased to 85.35% for 2010, compared with 83.14% for 2009. Average loans held for investment for 2010 of $1.40 billion increased $66.95 million when compared with the average loans held for investment for 2009 of $1.33 billion.

The held for investment loan portfolio continues to be well diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition at year-end 2006 through 2010.

Loan Portfolio Summary

	December 31,
	2010	2009	2008	2007	2006
(Amounts in Thousands)
Commercial loans
Construction — commercial	$42,694	$47,469	$58,264	$72,805	$64,287
Land development	16,650	22,832	20,671	30,017	36,972
Other land loans	24,468	32,566	28,590	27,497	23,065
Commercial and industrial	94,123	95,115	83,632	93,850	104,306
Multi-family residential	67,824	65,603	46,754	37,691	40,448
Non-farm, non-residential	351,904	343,975	315,547	313,845	345,517
Agricultural	1,342	1,251	1,402	2,410	2,338
Farmland	36,954	41,034	45,337	34,575	35,101
Total commercial loans	635,959	649,845	600,197	612,690	652,034
Real estate loans
Home equity lines	111,620	111,597	90,556	67,628	59,861
Single family residential mortgage	549,157	545,770	512,017	430,718	446,512
Owner-occupied construction	18,349	22,028	23,085	32,991	34,242
Total real estate loans	679,126	679,395	625,658	531,337	540,615
Consumer loans	63,475	60,090	66,258	75,451	88,677
Other	7,646	4,601	6,046	6,027	3,549
Total loans	1,386,206	1,393,931	1,298,159	1,225,505	1,284,875
Less unearned income	-	-	1	3	13
	1,386,206	1,393,931	1,298,158	1,225,502	1,284,862
Less allowance for loan losses	26,482	24,277	17,782	12,833	14,549
Net loans	$1,359,724	$1,369,654	$1,280,376	$1,212,669	$1,270,313

The Company maintained no foreign loans in the periods presented. The Company’s loans are made primarily in the five-state region in which it operates. The Company had no concentrations of loans to one borrower representing 10% or more of outstanding loans at December 31, 2010. At December 31, 2010, the Company had 11.23% of outstanding loans concentrated in the lessors of residential buildings segment.

At December 31, 2010, commercial loans comprised 45.88% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial, and service companies that include, but are not limited to, coal mining companies, natural gas producers, automobile dealers, and retail and wholesale merchants.  Commercial real estate projects represent a variety of sectors of the commercial real estate market, including single family and apartment lessors, commercial real estate lessors, residential land developers and hotel/motel operators.  Underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined size limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

At December 31, 2010, retail oriented real estate loans comprised 48.99% of the total loan portfolio. Residential real estate loans include loans to individuals within the Company’s market footprint for the acquisition or construction of owner-occupied homes, as well as, home equity loans and lines of credit.  Underwriting standards require that borrowers meet certain credit, income and collateral standards to qualify.

The following table details the maturities and rate sensitivity of the Company’s loan portfolio at December 31, 2010.

	Remaining Maturities
		Over One
	One Year	to	Over Five
	and Less	Five Years	Years	Total
(Amounts in Thousands)
Commercial loans
Construction — commercial	$9,020	$33,674	$-	$42,694
Land development	12,550	4,050	50	16,650
Other land loans	10,320	13,584	564	24,468
Commercial and industrial	36,827	51,652	5,644	94,123
Multi-family residential	22,056	39,281	6,487	67,824
Non-farm, non-residential	60,749	252,750	38,405	351,904
Agricultural	539	776	27	1,342
Farmland	6,334	22,457	8,163	36,954
Total commercial loans	158,395	418,224	59,340	635,959
Consumer real estate loans
Home equity lines	6,023	25,251	80,346	111,620
Single family residential mortgage	37,263	138,483	373,411	549,157
Owner-occupied construction	9,835	6,527	1,987	18,349
Total consumer real estate loans	53,121	170,261	455,744	679,126
Consumer loans	20,724	40,086	2,665	63,475
Other	7,646	-	-	7,646
	$239,886	$628,571	$517,749	$1,386,206
Rate Sensitivity:
Predetermined rate	$107,849	$457,495	$195,575	$760,919
Floating or adjustable rate	132,037	158,633	334,617	625,287
	$239,886	$616,128	$530,192	$1,386,206

The balance in owner-occupied construction with remaining maturities of over five years is derived from loans that a had one time closing that has not converted to principal and interest payments.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to earnings in the form of provisions and by recoveries of prior loan charge-offs, and decreased by loan charge-offs. The provisions are calculated to bring the allowance to a level, which, according to a systematic process of measurement, is reflective of the amount that management deems adequate to absorb probable losses. Additional information regarding the determination of the allowance for loan losses can be found in Note 1 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 hereof.

The allowance for loan losses was $26.48 million at December 31, 2010, compared with $24.28 million at December 31, 2009, an increase of $2.21 million. The increase in the allowance was primarily influenced by the effect of net charge-off activity during the year, which totaled $12.55 million as of December 31, 2010, as compared to $9.31 million as of December 31, 2009.

The allowance for loan loss methodology utilizes a rolling five year average loss history that is adjusted for current qualitative or environmental factors that management deem likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. These factors may include, but are not limited to, actual versus estimated losses, regional and national economic conditions, including unemployment trends, business segment and portfolio concentrations, industry competition, interest rate trends, and the impact of government regulations. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2010; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

The following table details loan charge-offs and recoveries by loan type for the five years ended December 31, 2006, through 2010.

	Years Ended December 31,
	2010	2009	2008	2007	2006
(Dollars in Thousands)
Allowance for loan losses at beginning of period	$24,277	$17,782	$12,833	$14,549	$14,736
Acquisition balances	-	-	1,169	-	-
Charge-offs:
Construction — commercial	1,342	173	605	75	51
Land development	736	925	1,430	-	-
Other land loans	633	443	44	-	-
Commercial and industrial	2,900	3,263	939	741	895
Multi-family residential	697	-	51	53	-
Non-farm, non-residential	1,666	1,076	555	983	602
Agricultural	6	7	60	-	-
Farmland	-	50	-	97	25
Home equity lines	1,089	395	333	116	-
Single family residential mortgage	3,259	1,899	1,292	846	1,579
Owner-occupied construction	4	101	126	-	-
Consumer loans	514	1,043	952	843	1,211
Other	756	980	984	541	180
Total charge-offs	13,602	10,355	7,371	4,295	4,543
Recoveries:
Construction — commercial	17	21	5	3	1
Land development	9	-	-	-	-
Other land loans	11	-	-	-	-
Commercial and industrial	83	459	572	442	461
Multi-family residential	12	-	-	9	-
Non-farm, non-residential	144	106	763	238	384
Agricultural	32	4	1	-	-
Farmland	31	-	-	31	36
Home equity lines	12	1	-	40	-
Single family residential mortgage	91	110	121	527	275
Owner-occupied construction	6	2	-	-	-
Consumer loans	163	346	243	356	450
Other	439	-	220	216	43
Total recoveries	1,050	1,049	1,925	1,862	1,650
Net charge-offs	12,552	9,306	5,446	2,433	2,893
Provision charged to operations	14,757	15,801	9,226	717	2,706
Allowance for loan losses at end of period	$26,482	$24,277	$17,782	$12,833	$14,549

Ratio of net charge-offs to average loans outstanding	0.90%	0.70%	0.45%	0.19%	0.22%
Ratio of allowance for loan losses to total loans outstanding	1.91%	1.74%	1.37%	1.05%	1.13%

The following tables detail the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2010.  The Company modified its loan loss reserve methodology during 2008 to increase the number of individual loan categories being analyzed, which results in different loan segmentation for 2007 and 2006.

	December 31,
	2010		2009		2008
(Dollars in Thousands)
Construction — commercial	$1,472	5%	$1,191	5%	$867	5%
Land development	1,772	7%	2,175	9%	1,296	7%
Other land loans	747	3%	648	3%	71	0%
Commercial and industrial	4,511	17%	5,096	21%	2,519	15%
Multi-family residential	1,081	4%	449	2%	117	1%
Non-farm, non-residential	2,846	12%	3,931	17%	3,154	18%
Agricultural	19	0%	42	0%	31	0%
Farmland	70	0%	75	0%	49	0%
Home equity lines	2,138	8%	1,198	5%	749	4%
Single family residential mortgage	9,869	37%	6,953	29%	6,019	35%
Owner-occupied construction	193	1%	186	1%	431	3%
Consumer loans	1,764	6%	1,990	8%	2,029	12%
Unallocated	-		343		450
Total	$26,482	100%	$24,277	100%	$17,782	100%

	December 31,
	2007		2006
(Dollars in Thousands)
Commercial, financial and agricultural	$7,118	39%	$8,153	41%
Real estate — construction	409	13%	378	12%
Real estate — mortgage	3,613	41%	3,745	39%
Installment loans to individuals	1,693	7%	2,273	8%
Total	$12,833	100%	$14,549	100%

Risk Elements

Non-performing assets include loans on non-accrual status, newly restructured loans, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). The levels of non-performing assets for the last five years ending December 31, 2010, are presented in the following table.

	December 31,
	2010	2009	2008	2007	2006
(Dollars in Thousands)
Non-accrual loans	$19,414	$17,527	$12,763	$2,923	$3,813
Restructured loans	5,325	1,390	-	-	-
Loans 90 days or more past due and still accruing interest	-	-	-	-	-
Total non-performing loans	24,739	18,917	12,763	2,923	3,813

Other real estate owned	4,910	4,578	1,326	545	258
Total non-performing assets	$29,649	$23,495	$14,089	$3,468	$4,071

Restructured loans performing in accordance with modified terms	$3,911	$2,062	$113	$245	$272

Non-performing loans as a percentage of total loans	1.78%	1.36%	0.98%	0.24%	0.30%
Non-performing assets as a percentage of total loans and other real estate owned	2.13%	1.68%	1.08%	0.28%	0.32%
Allowance for loan losses as a percentage of non-performing loans	107.0%	128.3%	139.3%	439.0%	381.6%
Allowance for loan losses as a percentage of non-performing assets	89.3%	103.3%	126.2%	370.0%	357.4%

Total non-performing assets were $29.65 million at December 31, 2010, compared with $23.50 million at December 31, 2009, an increase of $6.15 million. Non-performing assets increased during 2010 as the broad economy and borrowers continued to suffer through recessionary conditions. Included in non-performing assets are $5.33 million of unseasoned loan restructurings at December 31, 2010. During 2010, the Company was more active in restructuring loan terms for creditworthy customers. Approximately $828 thousand of the 2010 provision for loan losses was related to lowering the interest rate for borrowers under restructured terms. Non-accrual loans increased by $1.89 million to $19.41 million at December 31, 2010, compared with $17.53 million at December 31, 2009. A majority of the increase in non-accrual loans can be attributed to a $2.59 million increase in the commercial and industrial segment and a $1.48 million increase in the multi-family residential segment. These increases were offset by a $1.14 million decrease in the commercial construction segment and a $1.35 million decrease in the land development segment.

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the non-performing classification as a result of changing customer business conditions. There were no loans 90 days past due and still accruing at December 31, 2010 and 2009. OREO was $4.91 million at December 31, 2010, an increase of $332 thousand from December 31, 2009, and is carried at the lesser of estimated net realizable value or cost. OREO increased from December 31, 2009, as non-performing loans were converted to foreclosed real estate. The principal components of OREO at December 31, 2010, are owner-occupied commercial real estate, residential real estate, and acquisition and development loans of $1.55 million, $1.30 million, and $884 thousand, respectively. OREO located in Winston-Salem and Mooresville, North Carolina; Richmond, Virginia; and Tennessee accounts for 27.71%, 25.24%, and 20.30%, respectively, of total OREO. The present foreclosure process in North Carolina prohibits more timely resolution of real estate secured loans within that state. At December 31, 2010, OREO consisted of 34 properties with an average value of $225 thousand and an average age of 8 months.

Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss upon ultimate resolution.

The Company has considered all loans determined to be impaired in the evaluation of the adequacy of the allowance for loan losses at December 31, 2010. The following table presents additional detail of non-performing and restructured loans for the five years ended December 31, 2010. Additional information regarding non-performing loans can be found in Note 5 – Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8 hereof.

	December 31,
	2010	2009	2008	2007	2006
(Amounts in Thousands)
Non-accruing loans	$19,414	$17,527	$12,763	$2,923	$3,813
Restructured loans	5,325	1,390	-	-	-
Loans past due over 90 days and still accruing interest	-	-	-	-	-
Restructured loans performing in accordance with modified terms	3,911	2,062	113	245	272
Gross interest income which would have been recorded under original terms of non-accruing and restructured loans	1,341	698	458	301	397
Actual interest income during the period	757	395	89	179	286

Although total delinquent loans increased during 2010, the Company has not experienced the significant credit quality deterioration experienced by many of its peers. Non-performing loans, comprised of non-accrual loans and unseasoned loan restructurings,  measured 1.78% and 1.36% of total loans as of December 31, 2010 and 2009, respectively. By way of comparison, the Company’s Federal Reserve Board peer group of bank holding companies with total assets between $1 and $3 billion at September 30, 2010, had non-performing loans measured at 3.71% of total loans.

The primary composition of non-accrual loans is: 32.78% single family residential mortgage; 24.06% non-farm, non-residential commercial; 20.22% commercial and industrial; and 12.69% multi-family residential. Approximately $3.76 million, or 19.35%, of non-accrual loans is attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009.

The Company’s provision for loan losses and the allowance for loan losses remained elevated during 2010 due to the weakness in the real estate market and the recessionary economic conditions experienced during the year. As a result of the increase in charge-offs and weakness in the broader economy, the Company deemed it appropriate to maintain increased key qualitative factors that adjust upward the historical loss rates in its allowance model. Those increases have resulted in increases in the allowance as a percentage of total loans.

As of December 31, 2010, there were no outstanding commitments to lend additional dollars to borrowers related to restructured loans.

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

Deposits

Total deposits were $1.62 billion at December 31, 2010, a decrease of $25.01 million from $1.65 billion at December 31, 2009. Non-interest bearing demand deposits decreased by $3.09 million while interest bearing demand deposits increased $30.51 million during 2010. Savings deposits, which consist of money market accounts and savings accounts, increased $45.17 million while time deposits decreased $97.59 million during 2010.

Average total deposits increased to $1.64 billion during 2010 as compared to $1.60 billion during 2009. Average interest bearing demand deposits increased $46.47 million during 2010 to $252.47 million. Average non-interest bearing demand deposits increased $6.48 million to $206.40 million and savings deposits increased $86.97 million to $421.18 million during 2010. Average time deposits decreased $103.07 million in 2010.  In 2010, the average rate paid on interest bearing deposits was 1.39%, down 59 basis points from 1.98% in 2009. Throughout 2010, the Company decreased its higher-rate certificates of deposit and money market accounts.

Borrowings

The Company’s borrowings consist primarily of overnight federal funds purchased from the FHLB and other sources, securities sold under agreements to repurchase, and term FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company.

Short-term borrowings decreased on average $4.24 million for 2010 compared with the prior year as a result of decreasing funding needs and strong deposit inflows. There were no federal funds purchased at December 31, 2010 and 2009.  Repurchase agreements were $140.89 million and $153.63 million at December 31, 2010 and 2009, respectively. Retail repurchase agreements are sold to customers as an alternative to available deposit products and commercial treasury accounts. At December 31, 2010 and 2009, wholesale repurchase agreements totaled $50.00 million. The weighted average rate of those long-term, wholesale repurchase agreements was 3.71% at December 31, 2010 and 2009, respectively. The underlying securities included in retail repurchase agreements remain under the Company’s control during the effective period of the agreements.

Short-term borrowings include overnight federal funds and repurchase agreements. Balances and weighted average rates paid on short-term borrowings used in daily operations are summarized as follows:

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
(Dollars in Thousands)
At year-end	$90,894	0.77%	$103,634	1.22%	$115,914	1.49%
Average during the year	97,532	1.02%	101,775	1.35%	159,101	2.13%
Maximum month-end balance	108,643		106,407		232,110

At December 31, 2010, FHLB borrowings included $175.00 million in convertible and callable advances. The weighted average interest rate of all FHLB advances was 2.39% and 2.41% at December 31, 2010 and 2009, respectively. $50.00 million of the advances are hedged by an interest rate swap to achieve a fixed rate of 4.34%. After considering the effect of the interest rate swap, the weighted average interest rate of all FHLB advances was 3.63% at December 31, 2010.  At December 31, 2010, the FHLB advances had maturities between six and eleven years.

Also included in other indebtedness is $15.46 million of junior subordinated debentures issued by the Company in October 2003 through FCBI Capital Trust, an unconsolidated trust subsidiary, with an interest rate of three-month LIBOR plus 2.95%. The debentures mature in October 2033 and are currently callable at the option of the Company.

Stockholders’ Equity

Total stockholders’ equity increased $17.61 million, or 6.98%, from $252.27 million at December 31, 2009, to $269.88 million at December 31, 2010. The increase in stockholders’ equity  was primarily the result of net income of $21.85 million for the year ended December 31, 2010, which was partially offset by $7.12 million of dividends paid to common shareholders, and decrease in treasury stock of $3.15 million due to the Company contributing treasury stock as its matching contribution to the 401(k) plan during 2010.

Risk-Based Capital

Risk-based capital guidelines and the leverage ratio measure capital adequacy of banking institutions. At December 31, 2010, the Company’s Tier I risk-based capital ratio was 14.07% compared with 12.56% in 2009. The Company’s total risk-based capital-to-asset ratio was 15.33% at December 31, 2010, compared with 13.81% at December 31, 2009. Both of these ratios are well above the current minimum level of 8% prescribed for bank holding companies by the Federal Reserve Board.  The leverage ratio is the measurement of total tangible equity to total assets. The Company’s leverage ratio at December 31, 2010, was 9.44% versus 8.51% at December 31, 2009, both of which are well above the minimum levels prescribed by the Federal Reserve Board.

The OCC has issued an Individual Minimum Capital Ratio directive to the Bank which requires it to maintain a total risk-based capital ratio of 11.50%, a Tier 1 risk-based capital ratio of 10.00%, and a Tier 1 leverage ratio of 7.50%. The Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios were 14.18%, 12.92%, and 8.66%, respectively, at December 31, 2010. See Note 14 – Regulatory Capital Requirements and Restrictions in the Notes to Consolidated Financial Statements in Item 8 hereof.

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

Total liquidity of $586.41 million at December 31, 2010, is comprised of the following: unencumbered cash on hand and deposits with other financial institutions of $111.12 million; unpledged available-for-sale securities of $177.39 million; held-to-maturity securities due within one year of $1.07 million; FHLB credit availability of $202.28 million; and federal funds lines availability of $94.55 million.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses these funds to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of securities.

The Company also maintains policies and procedures regarding liquidity contingency planning.  The procedures call for liquidity monitoring through trending and ratio analysis, as well as forecasting budgeted and stressed scenarios.  The procedures provide guidance for potential action to be taken when certain liquidity thresholds are met.

Since the Company is a holding company and does not conduct significant operations, its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. See Note 14 – Regulatory Capital Requirements and Restrictions of the Notes to Consolidated Financial Statements included in Item 8 hereof regarding such dividends. At December 31, 2010, the Company had liquid assets, including cash and investment securities, totaling $21.37 million.

At December 31, 2010, approved loan commitments outstanding amounted to $209.98 million and certificates of deposit scheduled to mature in one year or less totaled $463.53 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

The following table presents contractual cash obligations as of December 31, 2010.

	Total Payments Due by Period
		Less than	One to	Three to	More than
	Total	One year	Three Years	Five Years	Five Years
(Amounts in Thousands)
Deposits without a stated maturity (1)	$894,118	$894,118	$-	$-	$-
Overnight security repurchase agreements	77,654	77,654	-	-	-
Certificates of deposit (2)(3)	752,453	473,410	139,914	137,818	1,311
Term security repurchase agreements	74,908	8,784	10,540	4,013	51,571
FHLB advances (2) (3)	201,519	4,210	8,360	8,360	180,589
Trust preferred indebtedness	27,882	807	1,177	1,153	24,745
Leases	4,780	964	1,522	716	1,578
Other commitments	903	903	-	-	-
Total	$2,034,217	$1,460,850	$161,513	$152,060	$259,794

(1)	Excludes interest.
(2)
Includes interest on both fixed and variable rate obligations.  The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2010.  The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.

(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

The following table presents detailed information regarding the Company’s off-balance sheet arrangements at December 31, 2010.

	Amount of Commitment Expiration Per Period
		Less than	One to	Three to	More than
	Total	One Year (1)	Three Years	Five Years	Five Years
(Amounts in Thousands)
Commitments to extend credit
Construction — commercial	$24,915	$19,562	$850	$2,987	$1,516
Land development	3,986	16	3	3,967	-
Commercial and industrial	31,298	23,038	7,388	841	31
Multi-family residential	342	170	10	162	-
Non-farm, non-residential	10,972	6,335	1,523	2,524	590
Agricultural	428	373	55	-	-
Farmland	1,575	1,308	171	96	-
Home equity lines	78,862	4,390	5,953	16,589	51,930
Single family residential mortgage	2,456	642	1,130	335	349
Owner-occupied construction	5,348	3,723	6	85	1,534
Consumer loans	49,801	49,656	97	35	13
Total unused commitments	$209,983	$109,213	$17,186	$27,621	$55,963

Financial letters of credit	$358	$348	$-	$-	$10
Performance letters of credit	3,684	3,309	31	280	64
Total letters of credit	$4,042	$3,657	$31	$280	$74

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

The Company has a pay fixed and receive variable interest rate swap that effectively fixes $50.00 million of FHLB borrowings at 4.34% for a period of five years, which ended January 6, 2011. The derivative transaction is effective and performing as originally expected.

Wealth Management Services

As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (“Trust Division”). The Trust Division reported a total market value of assets under management of $426 million and $411 million at December 31, 2010 and 2009, respectively. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.

The Company also offers investment advisory services through the Bank’s wholly-owned subsidiary, IPC, which reported assets under management of $433 million and $414 million at December 31, 2010 and 2009, respectively. Revenues consist primarily of commissions on assets under management and investment advisory fees.

Insurance Services

The Company offers insurance services through its subsidiary GreenPoint. Revenues are primarily derived from commissions paid on policies sold. Commission revenue was $6.73 million for 2010 compared to $6.99 million for 2009. See Note 19 – Segment Information of the Notes to the Consolidated Financial Statements include in Item 8 hereof.

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

In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk (“IRR”) exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities, management’s estimate of yields to be attained in those future rate environments, and rates that will be paid on various deposit instruments and borrowings. Specific strategies for management of IRR have included shortening the amortized maturity of new fixed rate loans, increasing the volume of adjustable rate loans to reduce the repricing term of the Bank’s interest-earning assets, and monitoring the term structure of liabilities to maintain a balanced mix of maturity and repricing to mitigate the potential exposure. The simulation model used by the Company captures all earning assets, interest bearing liabilities and all off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook. Based upon the latest simulation, the Company believes that it is in a relatively neutral position with respect to sensitivity to interest rate risk.

The Company has established policy limits for tolerance of interest rate risk based on the income simulation compared with forecasted results. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits.

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity as of December 31, 2010 and 2009. The model simulates plus 300 and minus 100 basis point changes from the base case rate simulation. This table, which illustrates the prospective effects of hypothetical interest rate changes, is based upon numerous assumptions including relative and estimated levels of key interest rates over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of December 31, 2010, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points as not realistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

Rate Sensitivity Analysis
	December 31, 2010 Simulation
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Market Value	Percent
Interest Rates (Basis Points)	Income	Change	of Equity	Change

300	$932	1.2	$(10,634)	(3.6)
200	121	0.2	(1,530)	(0.5)
100	329	0.4	4,734	1.6
(100)	(105)	(0.1)	(21,503)	(7.3)

	December 31, 2009 Simulation
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Market Value	Percent
Interest Rates (Basis Points)	Income	Change	of Equity	Change

200	$(1,405)	(1.9)	$(18,634)	(6.9)
100	(866)	(1.2)	(7,715)	(2.9)
(100)	2,117	2.9	16,087	5.9

ITEM 8.	Financial Statements and Supplementary Data.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in Thousands)	2010	2009
Assets
Cash and due from banks	$28,816	$36,265
Federal funds sold	81,526	61,376
Interest-bearing balances with banks	1,847	3,700
Total cash and cash equivalents	112,189	101,341
Securities available for sale	480,064	486,057
Securities held to maturity	4,637	7,454
Loans held for sale	4,694	11,576
Loans held for investment, net of unearned income	1,386,206	1,393,931
Less allowance for loan losses	26,482	24,277
Net loans held for investment	1,359,724	1,369,654
Premises and equipment, net	56,244	56,946
Other real estate owned	4,910	4,578
Interest receivable	7,675	8,610
Goodwill	84,914	84,648
Other intangible assets	5,725	6,413
Other assets	123,462	136,006
Total assets	$2,244,238	$2,273,283

Liabilities
Deposits:
Non-interest bearing	$205,151	$208,244
Interest bearing	1,415,804	1,437,716
Total deposits	1,620,955	1,645,960
Interest, taxes and other liabilities	21,318	22,498
Securities sold under agreements to repurchase	140,894	153,634
FHLB borrowings and other indebtedness	191,193	198,924
Total liabilities	1,974,360	2,021,016

Stockholders' Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares outstanding at December 31, 2010 or December 31, 2009	-	-
Common stock, $1 par value; shares authorized: 50,000,000; shares issued: 18,082,822 at 2010 and 18,082,822 at 2009; shares outstanding: 17,866,335 at 2010 and 17,765,164 at 2009	18,083	18,083
Additional paid-in capital	189,239	190,967
Retained earnings	81,486	66,760
Treasury stock, at cost	(6,740)	(9,891)
Accumulated other comprehensive loss	(12,190)	(13,652)
Total stockholders' equity	269,878	252,267

Total liabilities and stockholders' equity	$2,244,238	$2,273,283

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Dollars in Thousands, Except Share and Per Share Data)	2010	2009	2008
Interest Income
Interest and fees on loans	$84,741	$82,704	$80,224
Interest on securities-taxable	12,704	19,093	22,714
Interest on securities-nontaxable	5,943	5,972	7,521
Interest on federal funds sold and deposits in banks	194	165	306
Total interest income	103,582	107,934	110,765
Interest Expense
Interest on deposits	19,887	27,796	29,792
Interest on short-term borrowings	2,883	3,297	5,252
Interest on long-term debt	6,955	7,589	9,886
Total interest expense	29,725	38,682	44,930
Net Interest Income	73,857	69,252	65,835
Provision for loan losses	14,757	15,801	9,226
Net interest income after provision for loan losses	59,100	53,451	56,609
Noninterest Income
Wealth management income	3,828	4,147	4,100
Service charges on deposit accounts	13,128	13,892	14,067
Other service charges, commissions and fees	5,074	4,715	4,248
Insurance commissions	6,727	6,988	4,988
Total impairment losses on securities	(185)	(88,435)	(29,923)
Portion of loss recognized in other comprehensive income	-	9,572	-
Net impairment losses recognized in earnings	(185)	(78,863)	(29,923)
Net gains (losses) on sale of securities	8,273	(11,673)	1,899
Gain on acquisition	-	4,493	-
Other operating income	3,663	2,624	2,995
Total noninterest income	40,508	(53,677)	2,374
Noninterest Expense
Salaries and employee benefits	34,528	31,385	29,876
Occupancy expense of bank premises	6,438	5,889	5,102
Furniture and equipment expense	3,713	3,746	3,740
Amortization of intangible assets	1,032	1,028	689
Prepayment penalties on FHLB advances	-	88	1,647
FDIC premiums and assessments	2,856	4,262	202
Merger related expenses	-	1,726	-
Goodwill impairment	1,039	-	-
Other operating expense	20,337	18,500	19,260
Total noninterest expense	69,943	66,624	60,516
Income (loss) before income taxes	29,665	(66,850)	(1,533)
Income tax expense (benefit)	7,818	(28,154)	(3,487)
Net income (loss)	21,847	(38,696)	1,954
Dividends on preferred stock	-	2,160	255
Net income (loss) available to common shareholders	$21,847	$(40,856)	$1,699

Basic earnings (loss) per common share	$1.23	$(2.75)	$0.15
Diluted earnings (loss) per common share	$1.23	$(2.75)	$0.15

Dividends declared per common share	$0.40	$0.30	$1.12

Weighted average basic shares outstanding	17,802,009	14,868,547	11,058,076
Weighted average diluted shares outstanding	17,822,944	14,868,547	11,134,025

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Amounts in Thousands)	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$21,847	$(38,696)	$1,954
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	14,757	15,801	9,226
Depreciation and amortization of premises and equipment	4,091	4,028	3,885
Intangible amortization	1,032	1,028	689
Goodwill impairment	1,039	-	-
Net investment amortization and accretion	1,112	1,234	(161)
(Gains) losses on the sale of investments and other assets	(8,141)	11,599	(1,839)
Net gain on acquisitions	-	(4,493)	-
Mortgage loans originated for sale	(49,762)	(35,249)	(32,704)
Proceeds from sale of mortgage loans	57,479	27,464	32,672
Gain on sale of loans	(835)	(83)	(181)
Equity-based compensation expense	58	153	260
Deferred income tax expense (benefit)	13,008	(18,866)	(13,324)
Decrease in interest receivable	935	2,071	3,071
Excess tax benefit from stock-based compensation	(9)	(2)	(85)
Prepayment penalty	-	88	1,647
Contribution of treasury stock to 401(k) plan	1,044	1,414	1,208
FDIC prepayment	-	(10,885)	-
Net impairment losses recognized in earnings	185	78,863	29,923
Net changes in other assets and liabilities	(2,317)	(20,338)	(2,651)
Net cash provided by operating activities	55,523	15,131	33,590

Cash flows from investing activities
Proceeds from sales of securities available for sale	170,752	167,071	128,888
Proceeds from maturities and calls of securities available for sale	90,633	77,178	87,144
Proceeds from maturities and calls of held to maturity securities	2,825	1,238	3,417
Purchase of securities available for sale	(248,101)	(218,961)	(171,446)
Net (increase) decrease in loans made to customers	(5,437)	18,902	58,473
Net redemption of FHLB stock	1,459	351	4,013
Cash (used in) provided by divestitures and acquisitions, net	(667)	21,749	(4,661)
Purchase of premises and equipment	(3,743)	(4,380)	(6,040)
Proceeds from sale of equipment	163	327	21
Net cash provided by investing activities	7,884	63,475	99,809

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	72,586	71,436	(52,079)
Net (decrease) increase in time deposits	(97,591)	(71,931)	24,788
Net decrease in FHLB and other borrrowings	(7,731)	(25,130)	(76,039)
FHLB debt prepayment fees	-	(88)	(1,647)
Net decrease in federal funds purchased	-	-	(18,500)
Net decrease in securities sold under agreement to repurchase	(12,740)	(12,280)	(41,513)
Redemption of preferred stock	-	(41,500)	-
Net proceeds from the issuance of common stock	-	61,668	-
Net proceeds from the issuance of preferred stock	-	-	41,409
Proceeds from the exercise of stock options	29	21	464
Excess tax benefit from stock-based compensation	9	2	85
Acquisition of treasury stock	-	(167)	(4,222)
Preferred dividends paid	-	(1,116)	-
Common dividends paid	(7,121)	(4,619)	(12,452)
Net cash used in financing activities	(52,559)	(23,704)	(139,706)

Net increase (decrease) in cash and cash equivalents	10,848	54,902	(6,307)
Cash and cash equivalents at beginning of year	101,341	46,439	52,746
Cash and cash equivalents at end of year	$112,189	$101,341	$46,439

Supplemental information — Noncash items
Transfers of loans to other real estate	$6,793	$6,490	$2,653
Cumulative effect adjustment, net of tax	$-	$6,131	$-
(See Note 1 for detail of income taxes and interest paid and Note 2 for supplemental information regarding detail of cash paid in acquisitions.)

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in Thousands)	Stock	Stock	Capital	Earnings	Stock	(Loss) Income	Total
Balance January 1, 2008	$-	$11,499	$108,825	$117,670	$(13,613)	$(7,283)	$217,098
Comprehensive loss:
Net income	$-	$-	$-	$1,954	$-	$-	$1,954
Other comprehensive loss — see note 17	-	-	-	-	-	(45,234)	(45,234)
Comprehensive loss	-	-	-	1,954	-	(45,234)	(43,280)
Cumulative effect of change in accounting principle				(813)			(813)
Preferred stock issuance, net	40,395	-	(91)	-	-	-	40,304
Common stock warrant issuance	-	-	1,105	-	-	-	1,105
Preferred dividend, net	24	-	-	(255)	-	-	(231)
Common dividends declared — $1.12 per share	-	-	-	(12,452)	-	-	(12,452)
Purchase of 132,100 treasury shares at $31.96 per share	-	-	-	-	(4,222)	-	(4,222)
Acquisition of Coddle Creek — 552,216 shares	-	552	18,588	-	-	-	19,140
Acquisition of GreenPoint Insurance Group — 7,728 shares	-	-	22	-	245	-	267
Acquisition of Investment Planning Consultants — 8,361 shares	-	-	(26)	-	266	-	240
Contribution of treasury stock to 401(k) plan — 37,775 shares	-	-	8	-	1,200	-	1,208
Equity-based compensation	-	-	244	-	16	-	260
Tax benefit from exercise of stock options	-	-	127	-	-	-	127
Common stock options exercised — 22,323 shares	-	-	(276)	-	740	-	464
Balance December 31, 2008	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215

Cumulative effect of change in accounting principle	$-	$-	$-	$6,131	$-	$(6,131)	$-
Comprehensive income:
Net loss	-	-	-	(38,696)	-	-	(38,696)
Other comprehensive income — see note 17	-	-	-	-	-	44,996	44,996
Comprehensive income	-	-	-	(32,565)	-	38,865	6,300
Preferred dividend, net	1,081	-	(37)	(2,160)	-	-	(1,116)
Common dividends declared — $0.30 per share	-	-	-	(4,619)	-	-	(4,619)
Redemption of preferred stock	(41,500)	-	-	-	-	-	(41,500)
Purchase of 13,500 treasury shares at $12.29 per share	-	-	-	-	(167)	-	(167)
Acquisition of GreenPoint Insurance Group — 22,008 shares	-	-	(404)	-	685	-	281
Acquisition of Investment Planning Consultants — 43,054 shares	-	-	(851)	-	1,341	-	490
Acquisition of TriStone Community Bank — 741,588 shares	-	742	9,385	-	-	-	10,127
Equity-based compensation	-	-	115	-	38	-	153
Common stock issuance, net — 5,290,000 shares	-	5,290	56,378	-	-	-	61,668
Contribution of treasury stock to 401(k) plan — 111,365 shares	-	-	(2,103)	-	3,517	-	1,414
Common stock options exercised — 2,000 shares	-	-	(42)	-	63	-	21
Balance December 31, 2009	$-	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267

Comprehensive income:
Net income	-	-	-	21,847	-	-	21,847
Other comprehensive income — see note 17	-	-	-	-	-	1,462	1,462
Comprehensive income	-	-	-	21,847	-	1,462	23,309
Common dividends declared — $0.40 per share	-	-	-	(7,121)	-	-	(7,121)
Acquisition of GreenPoint Insurance Group — 22,814 shares	-	-	(419)	-	711	-	292
Equity-based compensation	-	-	33	-	25	-	58
Contribution of treasury stock to 401(k) plan — 74,926 shares	-	-	(1,289)	-	2,333	-	1,044
Common stock options exercised — 2,631 shares	-	-	(53)	-	82	-	29
Balance December 31, 2010	$-	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878

See Notes to Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The accounting and reporting policies of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) conform to accounting principles generally accepted in the United States (“U.S. GAAP”) and to predominant practices within the banking industry. In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Assets held in an agency or fiduciary capacity are not assets of the Company and are not included in the accompanying consolidated balance sheets.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest bearing balances on deposit with the Federal Home Loan Bank (“FHLB”) that are available for immediate withdrawal.  Interest and income taxes paid were as follows:

	2010	2009	2008
(Amounts in Thousands)
Interest	$30,609	$39,871	$46,381
Income Taxes	5,300	9,318	8,777

Pursuant to agreements with the Federal Reserve Bank of Richmond, the Company maintains a cash balance of $250 thousand in lieu of charges for check clearing and other services. The Company maintained a cash deposit of $1.07 million at December 31, 2010, with a counterparty to collateralize an interest rate swap.

Investment Securities

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as available-for-sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity, net of income taxes, and is entitled “Other Comprehensive Income (Loss).” Premiums and discounts are amortized or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company performs an extensive review of the investment securities portfolio quarterly to determine the cause of declines in the fair value of each security within each segment of the portfolio. The Company uses inputs provided by an independent third party to determine the fair values of its investment securities portfolio. Inputs provided by the third party are reviewed by management. Evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as whether the Company determines it has the intent to sell the security or whether it is more likely than not it will be required to sell the security, recoverability of the invested amounts over the Company’s intended holding period, severity in pricing decline and receipt of amounts contractually due, for example, are applied in determining whether a security is other-than-temporarily impaired. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In the instance of a debt security which is determined to be other-than-temporarily impaired, the Company determines the amount of the impairment due to credit and the amount due to other factors. The amount of impairment related to credit is recognized in the Consolidated Statements of Income and the remainder of the impairment is recognized in other comprehensive income.

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

Loans Held for Investment

Loans held for investment are carried at the principal amount outstanding less any write-downs which may be necessary to reduce individual loans to net realizable value.  Individually significant loans are evaluated for impairment when evidence of impairment exists. Impairment allowances are recorded through specific additions to the allowance for loan losses. Loans are considered past due when principal or interest becomes contractually delinquent by 30 days or more. Consumer loans are charged off against the allowance for loan losses when the loan becomes 120 days past due (180 days if secured by residential real estate). All other loans are charged off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans charged off are credited to the allowance for loan losses in the period received.

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

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk factors, and general allocations to commercial loans, consumer residential real estate, and consumer loans are developed giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends and other relevant factors. The general allocations are determined through a methodology that utilizes a rolling five year average loss history that is adjusted for current qualitative or environmental factors that management deem likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. These factors may include, but are not limited to, actual versus estimated losses, regional and national economic conditions, including unemployment trends, business segment and portfolio concentrations, industry competition, interest rate trends, and the impact of government regulations. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This risk management evaluation is applied at both the portfolio level for non-impaired loans and the individual loan level for impaired commercial loans while the level of consumer and residential mortgage loan allowance is determined primarily on a total portfolio level based on a review of historical loss percentages and other qualitative factors including concentrations, industry specific factors and economic conditions. The commercial portfolio requires more specific analysis of individually significant loans and the borrower’s underlying cash flow, business conditions, capacity for debt repayment and the valuation of secondary sources of payment, such as collateral. This analysis may result in specifically identified weaknesses and corresponding specific impairment allowances. While allocations are made to specific loans and classifications within the various categories of loans, the allowance for loan losses is available for all loan losses.

The use of various estimates and judgments in the Company’s ongoing evaluation of the required level of allowance can significantly impact the Company’s results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions. Differences between actual loan loss experience and estimates are reflected through adjustments either increasing or decreasing the allowance based upon current measurement criteria.

Long-term Investments

Certain long-term equity investments representing less than 20% ownership are accounted for under the cost method, are carried at cost, and are included in other assets. At December 31, 2010, these equity investments totaled $1.86 million. These investments in operating companies represent required long-term investments in insurance, investment and service company affiliates or consortiums which serve as vehicles for the delivery of various support services.  In accordance with the cost method, dividends received are recorded as current period revenues and there is no recognition of the Company’s proportionate share of net operating income or loss. The Company has determined that fair value measurement is not practical, and further, nothing has come to the attention of the Company that would indicate impairment of any of these investments.

As a condition to membership in the FHLB system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”). The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding. The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets. At December 31, 2010 and 2009, the Company owned $12.24 million and $13.70 million in FHLBA stock, respectively, which is classified as other assets. The Company’s policy is to review for impairment at each reporting period. During the year ended December 31, 2010, FHLBA repurchased excess activity-based stock from the Company and paid quarterly dividends. At December 31, 2010, FHLBA was in compliance with all of its regulatory capital requirements. Based on the Company’s review, it believes that as of December 31, 2010 and 2009, its FHLBA stock was not impaired.

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

Goodwill and Other Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill was $84.91 million and $84.65 million at December 31, 2010 and 2009, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is being amortized over the estimated lives of the deposits, ranging from one to eight years while the weighted average remaining life of these core deposits is 6.44 years. As of December 31, 2010 and 2009, the balance of core deposit intangibles was $2.85 million and $3.50 million, respectively, net of corresponding accumulated amortization was $5.09 million and $4.44 million, respectively. The acquisition of GreenPoint, and its continued acquisitions, added $1.31 million of goodwill for the period ended December 31, 2010. The annual amortization expense of all intangible assets for 2011 and the succeeding four years are $1.05 million, $855 thousand, $811 thousand, $758 thousand, and $758 thousand, respectively.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company reviews and tests goodwill for potential impairment on an annual basis in October. Goodwill is tested for impairment by comparing the fair value of each segment to its book value (step 1), including goodwill. If the fair value of the segment is greater than its book value, no goodwill impairment exists. However, if the book value of the segment is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss (step 2). The step 1 test utilizes a combination of two methods to determine the fair value of the reporting units. For both segments, a discounted cash flow model uses estimates in the form of growth and attrition rates of return and discount rates to project cash flows from operations of the business segment, the results of which are weighted 70%. For the banking segment, a market multiple model utilizes price to net income and price to tangible book value inputs for closed transactions and for certain common sized institutions and the results are weighted 30%. For the insurance segment, the market multiple model primarily utilizes price to sales for closed transactions and certain similar industry public companies and the results are weighted 30%. The end results for both segments are then compared to the respective book values to consider if impairment is evident. To determine the overall reasonableness of the segment computations, the combined computed fair value is then compared to the overall market capitalization of the consolidated Company to determine the level of implied control premium. The analysis performed for 2010 indicated an impairment of goodwill at the insurance agency subsidiary of $1.04 million.

The progression of the Company’s goodwill and intangible assets for continuing operations for the three years ended December 31, 2010, is detailed in the following table:

		Other
		Intangible
(Amounts in Thousands)	Goodwill	Assets
Balance at December 31, 2007	$66,310	$3,746
Acquisitions	15,990	3,362
Other Adjustments	892	-
Amortization	-	(689)
Balance at December 31, 2008	$83,192	$6,419
Acquisitions and dispositions, net	1,456	1,022
Amortization	-	(1,028)
Balance at December 31, 2009	$84,648	$6,413
Acquisitions and dispositions, net	1,305	344
Amortization	-	(1,032)
Impairment	(1,039)	-
Balance at December 31, 2010	$84,914	$5,725

Other Assets

In addition to deferred tax assets, other assets included $42.24 million and $40.97 million in the cash surrender value of life insurance policies owned by the Company of December 31, 2010 and 2009, respectively, and $12.24 million and $13.70 million in FHLBA stock at December 31, 2010 and 2009, respectively.

In connection with the bank-owned life insurance, the Company has also entered into Life Insurance Endorsement Method Split Dollar Agreements with certain of the individuals whose lives are insured. Under these agreements, the Company shares 80% of death benefits (after recovery of cash surrender value) with the designated beneficiaries of the plan participants under life insurance contracts. The Company, as owner of the policies, retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies. Split Dollar Agreements totaled $1.19 million and $763 thousand at December 31, 2010 and 2009, respectively. Expenses associated with split dollar agreements were $72 thousand and $89 thousand in 2010 and 2009, respectively.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Loan Fee Income

Loan origination and underwriting fees are reduced by direct costs associated with loan processing, including salaries, review of legal documents and obtainment of appraisals. Net origination fees and costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period. Net deferred loan fees were $1.15 million and $632 thousand at December 31, 2010 and 2009, respectively

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2010, are detailed in Note 15 – Other Operating Expenses of the Notes to Consolidated Financial Statements included in Item 8 hereof.

Equity-Based Compensation

The cost of employee services received in exchange for equity instruments including options and restricted stock awards generally are measured at fair value at the grant date. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price, or “in the money,” there is an economic incentive for the options to be exercised and an increase in the dilutive effect on earnings per share.

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

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2007 through 2009 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	For the Year Ended December 31,
	2010	2009	2008
(Amounts in Thousands, Except Share and Per Share Data)
Net income (loss) available to common shareholders	$21,847	$(40,856)	$1,699

Weighted average shares outstanding	17,802,009	14,868,547	11,058,076
Dilutive shares for stock options	12,463	-	53,680
Contingently issuable shares	8,472	-	22,269
Weighted average dilutive shares outstanding	17,822,944	14,868,547	11,134,025

Basic earnings (loss) per share	$1.23	$(2.75)	$0.15
Diluted earnings (loss) per share	$1.23	$(2.75)	$0.15

For the years ended December 31, 2010, 2009 and 2008, options and warrants to purchase 483,558, 488,689, and 206,996 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per common share because the exercise price was greater than the market price of the Company’s common stock or the Company incurred losses; accordingly, they would have an anti-dilutive effect.

Variable Interest Entities

The Company maintains ownership positions in various entities which it deems variable interest entities (“VIE’s”). These VIE’s include certain tax credit limited partnerships and other limited liability companies which provide aviation services, insurance brokerage, title insurance and other financial and related services. Based on the Company’s analysis, it is a non-primary beneficiary; accordingly, these entities do not meet the criteria for consolidation. The carrying value of VIE’s was $1.86 million and $1.81 million at December 31, 2010 and 2009, respectively. The Company’s maximum possible loss exposure was $1.86 million and $1.62 million at December 31, 2010 and 2009, respectively. Management does not believe net losses, if any, resulting from its involvement with the entities discussed above will be material.

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Standards Updates

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”)  Topic 310, Receivables. New authoritative accounting guidance under ASC Topic 310 amends prior guidance to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The new authoritative guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for public entities. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 310 during the fourth quarter of 2010. Other than the additional disclosures, the adoption of the new guidance had no significant impact on the Company’s financial statements.

FASB ASC Topic 805, Business Combinations. On January 1, 2009, new accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Any contingent consideration is also required to be recognized and measured at fair value on the date of acquisition. Acquisition-related costs are to be expensed as incurred. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. ASC Topic 805 also expands required disclosures regarding the nature and financial effect of business combinations. In 2009, the Company recorded the acquisition of TriStone Community Bank in accordance with the new accounting guidance.

FASB ASC Topic 810, Consolidation.  New accounting guidance amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 820, Fair Value Measurements and Disclosures. New authoritative guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” amends prior guidance that requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. Entities are also required to disclose information in the Level 3 roll forward about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements is further clarified. The Company adopted the new authoritative accounting guidance under ASC Topic 820 in the first quarter of 2010 and new disclosures are presented in Note 12 – Fair Value of the Notes to Consolidated Financial Statements. Other than the additional disclosures, the adoption of the new guidance had no significant impact on the Company’s financial statements.

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

Note 2.  Merger, Acquisitions and Branching Activity

In July 2009, the Company acquired TriStone Community Bank (“TriStone”), based in Winston-Salem, North Carolina.  TriStone had two full service locations in Winston-Salem, North Carolina. At acquisition, TriStone had total assets of $166.82 million, total loans of $132.23 million and total deposits of $142.27 million. Shares of TriStone were exchanged for .5262 shares of the Company’s common stock and the overall acquisition cost was $10.78 million. The acquisition of TriStone significantly augmented the Company’s market presence and human resources in the Winston-Salem, North Carolina region.  The Company recorded a $4.49 million gain on the acquisition of TriStone.

In November 2008, the Company acquired Coddle Creek Financial Corp. (“Coddle Creek”), headquartered in Mooresville, North Carolina. Coddle Creek had three full service branch offices located in Mooresville, Cornelius, and Huntersville, North Carolina. At acquisition, Coddle Creek had total assets of $158.66 million, total loans of $136.99 million and total deposits of $137.06 million. Under the terms of the merger agreement, shares of Coddle Creek common stock were exchanged for .9046 shares of the Company’s common stock and $19.60 in cash. The total deal value, including the cash-out of outstanding stock options, was $32.29 million. Concurrent with the Coddle Creek acquisition, Mooresville Savings Bank, Inc., SSB, the wholly-owned subsidiary of Coddle Creek, was merged into First Community Bank, N. A. (the “Bank”), the wholly-owned subsidiary of the Company. As a result of the acquisition and preliminary purchase price allocation, $14.41 million in goodwill was recorded which represents the excess of the purchase price over the fair market value of the net assets acquired and identified intangibles.

In September 2007, the Company acquired GreenPoint Insurance Group (“GreenPoint”), an insurance agency located in High Point, North Carolina. In connection with the acquisition, the Company has issued an aggregate of 101,638 shares to the former shareholders of GreenPoint. Under the terms of the stock purchase agreement, former shareholders of GreenPoint are entitled to additional consideration aggregating up to $615 thousand in the form of cash or the Company’s common stock, valued at the time of issuance, if certain future operating performance targets are met. It those operating targets are met, the value of the consideration ultimately paid will be added to the cost of the acquisition, which will increase the amount of goodwill related to the acquisition. The acquisition of GreenPoint has added $13.15 million of goodwill and intangibles to the Company’s balance sheet, net of amortization of $12.14 million.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

GreenPoint has acquired seven insurance agencies and sold one since its acquisition by the Company. GreenPoint issued aggregate cash consideration of $190 thousand and $803 thousand in 2010 and 2009, respectively, in connection with those acquisitions. Terms for acquisitions prior to 2010 call for issuing further cash consideration of $2.86 million if certain operating targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the costs of the acquisitions. Acquisitions prior to 2010 added $692 thousand, $803 thousand, and $2.04 million of goodwill and intangibles to the Company’s balance sheet in 2010, 2009, and 2008, respectively. In 2010, GreenPoint acquired one insurance agency. Cash consideration of $190 thousand was provided at the closing date of the transaction. Acquisition terms call for further cash consideration of $760 thousand if certain operating targets are met. The fair value of these payments was booked at acquisition and added $477 thousand of goodwill and intangibles to the Company’s balance sheet during 2010.

The following table summarizes the net cash provided by or used in acquisitions and divestitures during the three years ended December 31, 2010. Net cash paid (received) for acquisition includes transactions that occurred during the current and prior years,

	2010	2009	2008
(Amounts in Thousands)
Fair value of investments acquired	$-	$7,837	$1,269
Fair value of loans acquired	-	129,937	136,035
Fair value of premises and equipment acquired	-	1,797	4,505
Fair value of other assets	-	26,746	23,872
Fair value of deposits assumed	-	(142,697)	(137,606)
Fair value of other liabilities assumed	-	(9,008)	(4,967)
Purchase price in excess of (less than) net assets acquired	1,650	(3,037)	15,991
Total purchase price	1,650	11,575	39,099

Less non-cash purchase price	768	11,579	19,647
Less cash acquired	-	21,295	14,792
Net cash paid (received) for acquisition	$882	$(21,299)	$4,660

Book value of assets sold	$-	$(110)	$-
Book value of liabilities sold	-	-	-
Sales price in excess of net liabilities assumed	-	(340)	-
Total sales price	-	(450)	-

Add cash on hand sold	-	-	-
Less amount due remaining on books	-	-	-
Net cash paid received for divestiture	$-	$(450)	$-

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.  Investment Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as available-for-sale are as follows:

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
(Amounts in Thousands)
U.S. Government agency securities	$10,000	$-	$(168)	$9,832	$-
States and political subdivisions	178,149	2,649	(4,660)	176,138	-
Trust preferred securities:
Single Issue	55,594	-	(14,350)	41,244	-
Pooled	23	241	-	264	-
Total trust preferred securities	55,617	241	(14,350)	41,508	-
Corporate FDIC insured	25,282	378	-	25,660	-
Mortgage-backed securities:
Agency	209,281	7,039	(1,307)	215,013	-
Non-Agency Alt-A residential	19,181	-	(7,904)	11,277	(7,904)
Total mortgage-backed securities	228,462	7,039	(9,211)	226,290	(7,904)
Equity securities	495	206	(65)	636	-
Total	$498,005	$10,513	$(28,454)	$480,064	$(7,904)

(1) Other-than-temporary impairment in accumulated other comprehensive income

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI (1)
(Amounts in Thousands)
U.S. Government agency securities	$25,421	$10	$(155)	$25,276	$-
States and political subdivisions	133,185	3,309	(893)	135,601	-
Trust preferred securities:
Single Issue	55,624	-	(14,514)	41,110	-
Pooled	1,648	-	-	1,648	-
Total trust preferred securities	57,272	-	(14,514)	42,758	-
Mortgage-backed securities:
Agency	260,220	5,399	(1,401)	264,218	-
Non-Agency prime residential	5,743	-	(573)	5,170	-
Non-Agency Alt-A residential	20,968	-	(9,667)	11,301	(9,667)
Total mortgage-backed securities	286,931	5,399	(11,641)	280,689	(9,667)
Equity securities	1,717	207	(191)	1,733	-
Total	$504,526	$8,925	$(27,394)	$486,057	$(9,667)

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity, at December 31, 2010, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	U.S.	States			Tax
	Government	and			Equivalent
	Agencies &	Political	Corporate		Purchase
(Dollars in Thousands)	Corporations	Subdivisions	Notes	Total	Yield
Available-for-Sale
Amortized cost maturity:
Within one year	$-	$185	$-	$185	7.33%
After one year through five years	-	17,779	25,282	43,061	3.28%
After five years through ten years	-	52,340	-	52,340	6.16%
After ten years	10,000	107,845	55,617	173,462	4.10%
Amortized cost	$10,000	$178,149	$80,899	269,048
Mortgage-backed securities				228,462	4.20%
Equity securities				495	1.40%
Total amortized cost				$498,005
Tax equivalent purchase yield	3.68%	5.75%	1.41%	4.37%
Average contractual maturity (in years)	12.38	10.61	12.24	11.16

Fair value maturity:
Within one year	$-	$187	$-	$187
After one year through five years	-	18,455	25,660	44,115
After five years through ten years	-	54,027	-	54,027
After ten years	9,832	103,469	41,508	154,809
Fair value	$9,832	$176,138	$67,168	253,138
Mortgage-backed securities				226,290
Equity securities				636
Total fair value				$480,064

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as held-to-maturity are as follows:

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in Thousands)
States and political subdivisions	$4,637	$67	$-	$4,704
Total	$4,637	$67	$-	$4,704

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in Thousands)
States and political subdivisions	$7,454	$125	$-	$7,579
Total	$7,454	$125	$-	$7,579

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and estimated fair value of securities by contractual maturity, at December 31, 2010, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	States	Tax
	and	Equivalent
	Political	Purchase
(Dollars in Thousands)	Subdivisions	Yield
Held-to-Maturity
Amortized cost maturity:
Within one year	$1,069	8.44%
After one year through five years	2,782	8.31%
After five years through ten years	786	8.32%
After ten years	-
Total amortized cost	$4,637
Tax equivalent purchase yield	8.34%
Average contractual maturity (in years)	2.72

Fair value maturity:
Within one year	$1,081
After one year through five years	2,825
After five years through ten years	798
After ten years	-
Total fair value	$4,704

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $302.67 million and $354.92 million at December 31, 2010 and 2009, respectively.

In 2010, gross gains on the sale of securities were $8.97 million while gross losses were $695 thousand. In 2009, gross gains on the sale of securities were $11.67 million while gross losses were $4.11 million. In 2008, gross gains on the sale of securities were $2.84 million while gross losses were $411 thousand.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at December 31, 2010 and 2009. There were 14 securities in a continuous unrealized loss position for 12 or more months for which the Company does not intend to sell any and has determined that it is more likely than not going to be required to sell at December 31, 2010, until the security matures or recovers in value.

	December 31, 2010
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
(Amounts in Thousands)
U.S. Government agency securities	$9,832	$(168)	$-	$-	$9,832	$(168)
States and political subdivisions	80,420	(4,660)	-	-	80,420	(4,660)
Trust preferred securities:
Single issue	3,390	(1,517)	37,854	(12,833)	41,244	(14,350)
Mortgage-backed securities:
Agency	71,613	(1,307)	18	-	71,631	(1,307)
Alt-A residential	-	-	11,277	(7,904)	11,277	(7,904)
Total mortgage-backed securities	71,613	(1,307)	11,295	(7,904)	82,908	(9,211)
Equity securities	155	(55)	93	(10)	248	(65)
Total	$165,410	$(7,707)	$49,242	$(20,747)	$214,652	$(28,454)

	December 31, 2009
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
(Amounts in Thousands)
U.S. Government agency securities	$23,271	$(155)	$-	$-	$23,271	$(155)
States and political subdivisions	13,864	(270)	16,285	(623)	30,149	(893)
Trust preferred securities:
Single issue	-	-	41,111	(14,514)	41,111	(14,514)
Mortgage-backed securities:
Agency	83,491	(1,400)	34	(1)	83,525	(1,401)
Prime residential	-	-	5,169	(573)	5,169	(573)
Alt-A residential	11,301	(9,667)	-	-	11,301	(9,667)
Total mortgage-backed securities	94,792	(11,067)	5,203	(574)	99,995	(11,641)
Equity securities	86	(60)	731	(131)	817	(191)
Total	$132,013	$(11,552)	$63,330	$(15,842)	$195,343	$(27,394)

At December 31, 2010, the combined depreciation in value of the 214 individual securities in an unrealized loss position was 5.93% of the combined reported value of the aggregate securities portfolio. At December 31, 2009, the combined depreciation in value of the 89 individual securities in an unrealized loss position was 5.64% of the combined reported value of the aggregate securities portfolio.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). The analysis differs depending upon the type of investment security being analyzed. For debt securities the Company has determined that, except for a pooled trust preferred security, it does not intend to sell securities that are impaired and has asserted that it is not more likely than not that it will have to sell impaired securities before recovery of the impairment occurs. The Company’s assertion is based upon its investment strategy for the particular type of security and the Company’s cash flow needs, liquidity position, capital adequacy and interest rate risk position.

For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered.   Non-beneficial interest debt securities consist of U.S. government agency securities, states and political subdivisions, single issue trust preferred securities, and FDIC-backed securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and records any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”). During the years ended December 31, 2010 and 2009, no OTTI charges were incurred related to non-beneficial interest debt securities. The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the years ended December 31, 2010 and 2009, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $134 thousand and $77.59 million, respectively. For the beneficial interest debt securities not deemed to have incurred an OTTI, the Company has concluded that the primary difference in the fair value of the securities and credit impairment evident in their cash flow models is the significantly higher rate of return demanded by market participants in an illiquid and inactive market as compared to the rate of return received when the Company purchased the securities in a normally functioning market.

As of December 31, 2010, the Company determined that it cannot assert its intent to hold its remaining pooled trust preferred security to recovery or maturity, that it is more likely than not it will need to sell the security in order to, among other reasons, convert deferred tax assets to current tax receivables. Accordingly, the Company carries this security at the lower of its adjusted cost basis or market value. The security continues to remain categorized as available for sale.

For the non-Agency Alt-A residential MBS, the Company models cash flows using the following assumptions: voluntary constant prepayment speed of 5, a customized constant default rate scenario that assumes 20% of the remaining underlying mortgages will default within the next 3 years, and a loss severity of 60.

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
(In Thousands)
Estimated credit losses,beginning balance*	$4,251	$4,251
Additions for credit losses on securities not previously recognized	-	-
Additions for credit losses on securities previously recognized	-	-
Reduction for increases in cash flows	-	-
Reduction for securities management no longer intends to hold to recovery	-	-
Reduction for securities sold/realized losses	-	-
Estimated credit losses, ending balance	$4,251	$4,251

 * The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the year ended December 31, 2010 and 2009, the Company recognized OTTI charges of $51 thousand and $1.27 million, respectively, on certain of its equity positions.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.  Loans

Loans, net of unearned income, consist of the following at December 31:

	2010	2009
(Amounts in Thousands)
Commercial loans
Construction — commercial	$42,694	$47,469
Land development	16,650	22,832
Other land loans	24,468	32,566
Commercial and industrial	94,123	95,115
Multi-family residential	67,824	65,603
Non-farm, non-residential	351,904	343,975
Agricultural	1,342	1,251
Farmland	36,954	41,034
Total commercial loans	635,959	649,845
Consumer real estate loans
Home equity lines	111,620	111,597
Single family residential mortgage	549,157	545,770
Owner-occupied construction	18,349	22,028
Total consumer real estate loans	679,126	679,395
Consumer and other loans
Consumer loans	63,475	60,090
Other	7,646	4,601
Total consumer and other loans	71,121	64,691
Total loans	$1,386,206	$1,393,931

Loans Held for Sale	$4,694	$11,576

Off-Balance Sheet Financial Instruments

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $209.98 million and standby letters of credit and financial guarantees written of $4.04 million at December 31, 2010. Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $7.57 million at December 31, 2010.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Related Party Loans

In the normal course of business, the Company’s subsidiary bank has made loans to directors and executive officers of the Company and its subsidiaries and their affiliates (collectively referred to as “related parties”). All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company. The aggregate dollar amount of such loans was $12.46 million and $11.37 million at December 31, 2010 and 2009, respectively. During 2010, $4.69 million in new loans and increases were made and repayments on such loans to officers and directors totaled $3.52 million. Changes in composition of the Company’s subsidiary board members and executive officers resulted in increases of $2 thousand.

Overdrafts

At December 31, 2010 and 2009, customer overdrafts totaling $1.46 million and $1.56 million, respectively, were reclassified as loans.

Note 5.  Allowance for Loan Losses and Credit Quality

The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Management performs quarterly assessments to determine the appropriate level of allowance. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the allowance based upon current measurement criteria. Commercial, consumer real estate, and non-real estate consumer loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans that have been deemed impaired. Management’s general reserve allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole.  Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.

Activity in the allowance for loan losses was as follows:

	2010	2009	2008
(Amounts in Thousands)
Balance at January 1	$24,277	$17,782	$12,833
Provision for loan losses	14,757	15,801	9,226
Acquisition balance	-	-	1,169
Loans charged off	(13,602)	(10,355)	(7,371)
Recoveries credited to allowance	1,050	1,049	1,925
Net charge-offs	(12,552)	(9,306)	(5,446)
Balance at December 31	$26,482	$24,277	$17,782

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the allocation of the allowance for loan losses by segment as of  December 31, 2010.
2010
(Dollars in Thousands)
Commercial loans	12,518
Consumer real estate loans	12,200
Consumer and other loans	1,764
Total	$26,482

The Company identifies loans for potential impairment through a variety of means including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If it is determined that it is probable that the Company will not collect all principal and interest amounts contractually due, the loan is generally deemed to be impaired.  The following table presents the Company’s recorded investment in loans considered to be impaired and related information on those impaired loans for the period ended December 31, 2010. The table does not include acquired, impaired loans.

	Recorded Investment With Allowance	Recorded Investment With No Allowance	Total Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
(Amounts in Thousands)
Construction -- commercial	$-	$285	$285	$-	$732	$730	$3
Land development	-	50	50	5	144	143	2
Other land loans	113	323	436	-	855	266	20
Commercial and industrial	-	3,518	3,518	-	5,384	6,237	10
Multi-family residential	723	2,526	3,249	257	3,432	3,448	126
Non-farm, non-residential	1,070	3,824	4,894	158	6,125	5,809	79
Home equity lines	95	1,302	1,397	34	1,693	1,703	40
Single family residential mortgage	8,801	7,992	16,793	1,870	18,430	18,006	640
Owner-occupied construction	-	6	6	-	6	6	-
Consumer loans	-	98	98	-	102	111	5
	$10,802	$19,924	$30,726	$2,324	$36,903	$36,459	$925

The following table presents the Company’s investment in loans considered to be impaired and related information on those impaired loans for the periods ended December 31, 2009:

2009
(Amounts in Thousands)
Recorded investment in loans considered to be impaired:
Recorded investment in impaired loans with a related allowance	$13,241
Recorded investment in impaired loans with no related allowance	13,371
Total recorded investment in loans considered to be impaired	26,612
Loans considered to be impaired that were on a non-accrual basis	17,014
Allowance for loan losses related to loans considered to be impaired	2,932
Average recorded investment in impaired loans	15,928
Total interest income recognized on impaired loans	1,335

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to  the risk rating of commercial loans, the level of classified commercial loans, net charge-offs,  non-performing loans and  general economic conditions.  The Company’s loan review function generally reviews all commercial loan relationships greater than $2.00 million on an annual basis and at various times through the year.  Smaller commercial and retail loans are sampled for review throughout the year by our internal loan review department.  Through the loan review process, loans are identified for upgrade or downgrade in risk rating and changed to reflect current information as part of the process.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

•
Pass – This grade includes loans to borrowers of acceptable credit quality and risk. The Company further differentiates within this grade based upon borrower characteristics which include: capital strength, earnings stability, leverage, and industry.

•
Special Mention –This grade includes loans  that require more than a normal degree of supervision and attention. These loans have all the characteristics of an adequate asset, but due to being adversely affected by economic or financial conditions have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the institution’s credit position at some future date.

•
Substandard – This grade includes loans that have well defined weaknesses which make payment default or principal exposure possible, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business to meet the repayment terms.

•
Doubtful – This grade includes loans that are placed on non-accrual status. These loans have all the weaknesses inherent in a “substandard’ loan with the added factor that the weaknesses  are so severe that collection or liquidation in full, on the basis of current existing facts, conditions and values, is extremely unlikely, but because of certain specific pending factors, the amount of loss cannot yet be determined.

•
Loss – This grade includes loans that are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the asset has no recovery or salvage value, but simply that it is not practical or desirable to defer writing off all or some portion of the loan, even though partial recovery may be affected in the future.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s investment in loans by credit quality indicator at December 31, 2010 and 2009.

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
(Amounts in Thousands)
2010
Construction — commercial	$40,497	$663	$1,534	$-	$-	$42,694
Land development	14,458	1,226	966	-	-	16,650
Other land loans	16,723	6,138	1,607	-	-	24,468
Commercial and industrial	87,156	1,756	5,211	654	-	94,777
Multi-family residential	61,059	2,553	4,212	-	-	67,824
Non-farm, non-residential	316,026	18,942	16,936	-	-	351,904
Agricultural	1,318	-	24	-	-	1,342
Farmland	33,042	2,569	1,343	-	-	36,954
Home equity lines	106,803	1,923	2,894	-	-	111,620
Single family residential mortgage	498,830	15,224	34,449	-	-	548,503
Owner-occupied construction	17,389	789	171	-	-	18,349
Consumer loans	62,676	306	493	-	-	63,475
Other	7,635	11	-	-	-	7,646
Total loans	$1,263,612	$52,100	$69,840	$654	$-	$1,386,206

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
(Amounts in Thousands)
2009
Construction — commercial	$43,973	$918	$2,578	$-	$-	$47,469
Land development	17,229	1,383	4,220	-	-	22,832
Other land loans	22,877	5,506	4,183	-	-	32,566
Commercial and industrial	79,739	4,600	10,776	-	-	95,115
Multi-family residential	60,230	3,719	1,654	-	-	65,603
Non-farm, non-residential	300,357	24,480	19,138	-	-	343,975
Agricultural	1,002	4	245	-	-	1,251
Farmland	39,386	567	1,081	-	-	41,034
Home equity lines	106,475	1,908	3,214	-	-	111,597
Single family residential mortgage	498,799	18,829	27,682	460	-	545,770
Owner-occupied construction	21,379	450	199	-	-	22,028
Consumer loans	59,207	393	490	-	-	60,090
Other	4,601	-	-	-	-	4,601
Total loans	$1,255,254	$62,757	$75,460	$460	$-	$1,393,931

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the Company’s recorded investment in loans related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology.

	2010
	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired, Impaired Loans Evaluated for Impairment	Allowance for Acquired, Impaired Loans Evaluated
(Amounts in Thousands)
Commercial loans
Construction -- commercial	$285	$-	$42,409	$1,472	$-	$-
Land development	50	5	16,600	1,767	-	-
Other land loans	436	-	23,520	747	512	-
Commercial and industrial	3,518	-	90,084	4,511	521	-
Multi-family residential	3,249	257	64,575	824	-	-
Non-farm, non-residential	4,894	158	346,586	2,688	424	-
Agricultural	-	-	1,342	19	-	-
Farmland	-	-	36,954	70	-	-
Total commercial loans	12,432	420	622,070	12,098	1,457	-
Consumer real estate loans
Home equity lines	1,397	34	110,223	2,104	-	-
Single family residential mortgage	16,793	1,870	530,600	7,999	1,764	-
Owner-occupied construction	6	-	18,343	193	-	-
Total consumer real estate loans	18,196	1,904	659,166	10,296	1,764	-
Consumer and other loans
Consumer loans	98	-	63,377	1,764	-	-
Other	-	-	7,646	-	-	-
Total consumer and other loans	98	-	71,023	1,764	-	-
Total loans	$30,726	$2,324	$1,352,259	$24,158	$3,221	$-

Acquired, Impaired Loans

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the required detail regarding acquired impaired loans for the period.  The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest.  The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference.  The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan.  The Company has not noted any further deterioration in the acquired impaired loans.

	TriStone	Other	Total
(In thousands)
Balance, January 1, 2009	$-	$-	$-
Contractually required principal payments to balance sheet receivable	6,862	8,790	15,652
Nonaccretable difference	(1,670)	(2,488)	(4,158)
Present value of cash flows expected to be collected	5,192	6,302	11,494
Accretable difference	(149)	(891)	(1,040)
Fair value of acquired impaired loans	5,043	5,411	10,454
Principal payments received	(1,240)	(1,215)	(2,455)
Accretion	35	-	35
Balance, December 31, 2009	$3,838	$4,196	$8,034

Balance, January 1, 2010	$3,838	$4,196	$8,034
Principal payments received	(1,034)	(2,900)	(3,934)
Accretion	61	-	61
Other	448	-	448
Charge-offs	(499)	(889)	(1,388)
Balance, December 31, 2010	$2,814	$407	$3,221

The remaining balance of the accretable difference at December 31, 2010 and 2009, was $1.01 million and $944 thousand, respectively.

Non-accrual and Past Due Loans

Non-accrual loans consisted of the following at December 31:

	2010	2009
(Amounts in Thousands)
Construction -- commercial	$285	$1,421
Land development	50	1,403
Other land loans	321	658
Commercial and industrial	3,518	1,331
Multi-family residential	2,463	979
Non-farm, non-residential	4,670	4,532
Agricultural	-	188
Farmland	-	10
Home equity lines	868	582
Single family residential mortgage	6,364	6,323
Owner-occupied construction	6	37
Consumer loans	99	63
Total	18,644	17,527
Acquired, impaired loans	770	-
Total non-accrual loans	$19,414	$17,527

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010. There were no loans past due 90 days and still accruing interest at December 31, 2010, and 2009. Non-accural loans are included in the appropriate delinquency category.

				Total	Current	Total
	30 - 59 Days	60-89 Days	90+ Days	Past Due	Loans	Loans
(Amounts in Thousands)
Construction -- commercial	$531	$-	$122	$653	$42,041	$42,694
Land development	-	-	50	50	16,600	16,650
Other land loans	-	-	684	684	23,784	24,468
Commercial and industrial	3,648	121	356	4,125	89,998	94,123
Multi-family residential	956	-	1,793	2,749	65,075	67,824
Non-farm, non-residential	3,251	2,056	3,249	8,556	343,348	351,904
Agricultural	19	-	-	19	1,323	1,342
Farmland	110	-	-	110	36,844	36,954
Home equity lines	682	250	608	1,540	110,080	111,620
Single family residential mortgage	10,287	1,741	4,213	16,241	532,916	549,157
Owner-occupied construction	855	326	6	1,187	17,162	18,349
Consumer loans	433	47	31	511	62,964	63,475
Other	-	-	-	-	7,646	7,646
Total loans	$20,772	$4,541	$11,112	$36,425	$1,349,781	$1,386,206

Note 6.  Premises and Equipment

Premises and equipment are comprised of the following as of December 31:

	2010	2009
(Amounts in Thousands)
Land	$19,113	$19,158
Bank premises	51,526	50,845
Equipment	33,050	32,542
	103,689	102,545
Less: accumulated depreciation and amortization	47,445	45,599
Total	$56,244	$56,946

Total depreciation and amortization expense for the three years ended December 31, 2010, was $4.09 million, $4.03 million, and $3.88 million, respectively.

The Company enters into land and building leases for the operation of banking and loan production offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating leases.  Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010:

(Amounts in Thousands)	Amount
Year ended December 31:
2011	$964
2012	802
2013	720
2014	392
2015	324
Later years	1,578
Total	$4,780

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total lease expense for the three years ended December 31, 2010, was $1.20 million, $1.03 million, and $1.01 million, respectively. Certain portions of the above listed leases have been sublet to third parties for properties not currently being used by the Company. The impact of the future lease payments to be received and the non-cancelable subleases are as follows:

(Amounts in Thousands)	Amount
Year ended December 31:
2011	$297
2012	219
2013	200
2014	21
2015	21
Later years	233
Total	$991

Related Party Leases

Included in total lease expense are leases with related parties totaling $160 thousand and $120 thousand at December 31, 2010 and 2009, respectively

Note 7.  Deposits

The following is a summary of interest bearing deposits by type as of December 31:

	2010	2009
(Amounts in Thousands)
Interest bearing demand deposits	$262,420	$231,907
Money market accounts	217,362	199,229
Savings deposits	209,185	182,152
Certificates of deposit	619,776	718,552
Individual Retirement Accounts	107,061	105,876
Total	$1,415,804	$1,437,716

At December 31, 2010, the scheduled maturities of certificates of deposit were as follows:

Amount
(Amounts in Thousands)
2011	$463,531
2012	73,588
2013	55,259
2014	34,087
2015 and thereafter	100,372
$726,837

Time deposits of $100 thousand or more were $332.09 million and $372.56 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the scheduled maturities of certificates of deposit of $100 thousand or more were as follows:

Amount
(Amounts in Thousands)
Three months or less	$62,285
Over three to six months	85,356
Over six to twelve months	67,313
Over twelve months	117,138
Total	$332,092

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Related Party Deposits

Included in total deposits are deposits by related parties totaling $15.28 million and $18.13 million at December 31, 2010 and 2009, respectively.

Note 8.  Borrowings

The following table details borrowings as of December 31:

	2010	2009
(Amounts in Thousands)
Securities sold under agreements to repurchase	$140,894	$153,634
FHLB borrowings	175,000	183,177
Subordinated debt	15,464	15,464
Other debt	729	283
Total	$332,087	$352,558
Securities sold under agreements to repurchase consist of $90.89 million and $103.63 million of retail overnight and term repurchase agreements at December 31, 2010 and 2009, respectively, and $50.00 million of wholesale repurchase agreements at both December 31, 2010 and 2009. The wholesale repurchase agreements had a weighted average maturity of 5.9 years at December 31, 2010, and are collateralized with agency mortgage-backed securities.

The Company’s banking subsidiary, First Community Bank (the “Bank”), is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. At December 31, 2010, credit availability with the FHLB totaled $202.28 million.  Advances from the FHLB are secured by qualifying loans of $324.35 million. The FHLB advances are subject to restrictions or penalties in the event of prepayment.

FHLB borrowings included $175.00 million in convertible and callable advances at December 31, 2010 and 2009, and an additional $8.18 million of fixed term borrowings at December 31, 2009. The callable advances may be called, or redeemed, at quarterly intervals after various lockout periods.  These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. The weighted average contractual rate of all FHLB advances was 2.39% and 2.41% at December 31, 2010 and 2009, respectively.

At December 31, 2010, the FHLB advances have approximate contractual final maturities between six and eleven years. The scheduled maturities of the advances are as follows:

Amount
(Amounts in Thousands)
2011	$-
2012	-
2013	-
2014	-
2015	-
2016 and thereafter	175,000
$175,000

In January 2006, the Company entered into a five year derivative swap instrument where it receives LIBOR-based variable interest payments and pays fixed interest payments. The notional amount of the derivative swap is $50.00 million and effectively fixes a portion of the FHLB borrowings at 4.34%. After considering the effect of the interest rate swap, the effective weighted average interest rate of the FHLB borrowings was 3.63% and 3.59% at December 31, 2010 and 2009, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Despite the fact that the accounts of the Trust are not included in the Company’s consolidated financial statements, the trust preferred securities issued by the Trust are included in the Tier 1 capital of the Company for regulatory capital purposes.  Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.  The current quantitative limits do not preclude the Company from including the $15.46 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2010.

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

Note 9.  Income Taxes

The components of income tax expense (benefit) from continuing operations consist of the following:

	Years Ended December 31,
(Amounts in Thousands)	2010	2009	2008
Current tax expense (benefit)
Federal	$(5,268)	$(9,534)	$8,577
State	78	246	1,260
	(5,190)	(9,288)	9,837
Deferred tax expense (benefit)
Federal	12,397	(17,608)	(11,981)
State	611	(1,258)	(1,343)
	13,008	(18,866)	(13,324)

Total income tax expense (benefit)	$7,818	$(28,154)	$(3,487)

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
(Amounts in Thousands)
Deferred tax assets:
Allowance for loan losses	$9,931	$8,427
Unrealized losses on AFS securities	6,728	6,926
Unrealized loss on derivative security	586	794
Securities impairments	5,150	23,912
Deferred compensation	4,570	4,175
State net operating loss carryforward	1,699	902
Alternative minimum tax credit	2,782	-
Other	3,099	2,342
Total deferred tax assets	$34,545	$47,478

Deferred tax liabilities:
Intangible assets	$6,254	$6,295
Odd days interest deferral	1,723	1,358
Fixed assets	2,564	2,446
Other	1,222	1,564
Total deferred tax liabilities	11,763	11,663
Net deferred tax assets	$22,782	$35,815

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income, as well as the utilization of available tax credits. State and municipal bond income represent the most significant permanent tax difference.

The reconciliation of the statutory federal tax rate and the effective tax rates from continuing operations for the three years ended December 31, 2010, is as follows:

	For Years Ended
	2010	2009	2008

Tax at statutory rate	35.00%	35.00%	35.00%
Increase resulting from:
Tax-exempt interest income, net of nondeductible expense	(6.79)	2.88	154.30
State income taxes, net of federal benefit	2.32	0.65	2.21
Gain on acquisition, net of acquisition related costs	0.00	2.24	0.00
Other, net	(4.18)	1.29	34.42
Effective tax rate	26.35%	42.06%	225.93%

Note 10.  Employee Benefits

Employee Stock Ownership and Savings Plan

The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

Employer Stock Fund: Annual contributions to the stock portion of the plan were made through 2006 at the discretion of the Board of Directors, and allocated to plan participants on the basis of relative compensation. The plan was frozen to future contributions for periods after 2006.  Substantially all plan assets are invested in common stock of the Company. The Company reports the contributions to the plan as a component of salaries and benefits. All contributions made after 2006 have been made to the employee savings feature of the plan. Accordingly, there were no contributions to the Employer Stock Fund in 2010, 2009, or 2008. The Employer Stock Fund held 583,256 and 504,801 shares of the Company’s common stock at December 31, 2010 and 2009, respectively.

Employee Savings Plan: The Company provides a 401(k) savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. Under the 401(k) feature, the Company makes matching contributions to employee deferrals at levels determined by the board on an annual basis. The cost of the Company’s 100% matching contributions to qualified deferrals under the 401(k) savings component of the KSOP were $1.12 million, $1.37 million, and $1.23 million in 2010, 2009 and 2008, respectively. In 2010, 2009, and 2008, the Company made its matching contribution in Company common stock.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment and long-term disability insurance benefits to all full-time employees who elect coverage under this program. The health plan is managed by a third party administrator.  Monthly employer and employee contributions are made to a tax-exempt employer benefits trust against which the third party administrator processes and pays claims. Stop-loss insurance coverage limits the Company’s risk of loss to $85 thousand and $4.30 million for individual and aggregate claims, respectively. Total Company expenses under the plan were $2.98 million, $1.59 million, and $2.32 million in 2010, 2009, and 2008, respectively.

Deferred Compensation Plan

The Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability at December 31, 2010 and 2009, was $467 thousand and $474 thousand, respectively. The annual expenses associated with these agreements were $60 thousand for 2010, 2009 and 2008. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintains a life insurance contract on the life of one of the participants covered under these agreements. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $1.29 million, $1.20 million, and $1.12 million at December 31, 2010, 2009, and 2008, respectively.

Executive Retention Plan

The Company maintains an Executive Retention Plan for key members of senior management.  The Executive Retention Plan provides for a defined benefit at normal retirement targeted at 35% of projected final base salary. Benefits under the Executive Retention Plan become payable at age 60. The associated benefit accrued as of year-end 2010 and 2009 was $4.07 million and $3.41 million, respectively, while the associated expense incurred in connection with the Executive Retention Plan was $424 thousand, $402 thousand, and $426 thousand for 2010, 2009, and 2008, respectively.

Projected benefit payments are expected to be paid as follows:

Amount
(Amounts in Thousands)
2011	$59
2012	170
2013	225
2014	225
2015	225
2016 through 2020	1,413

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory defined benefit plan for the years ended December 31, 2010 and 2009.

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
(In Thousands)
Service cost	$213	$213
Interest cost	211	189
Net periodic cost	$424	$402

The discount rates assumed as of December 31, 2010, were lowered from 6.00% to 5.50%. The Executive Retention Plan is an unfunded plan, and as such there are no plan assets. At December 31, 2010, the actuarial benefit plan obligation was $4.07 million.

Directors Supplemental Retirement Plan

The Company maintains a Directors Supplemental Retirement Plan (the “Directors Plan”) for its non-employee directors. The Directors Plan provides for a benefit upon retirement from service on the Board at specified ages depending upon length of service or death. Benefits under the Directors Plan become payable at age 70, 75, and 78 depending upon the individual director’s age and original date of election to the Board. The associated benefit accrued as of year-end 2010 and 2009 was $1.60 million and $1.45 million, respectively, while the associated expense incurred in connection with the Directors Plan was $259 thousand, $158 thousand and $161 thousand for 2010, 2009, and 2008, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2001, the Company instituted a plan to grant stock options to non-employee directors (the “Directors Option Plan”). The options granted pursuant to the Directors Option Plan expire at the earlier of ten years from the date of grant or two years after the optionee ceases to serve as a director of the Company. Options not exercised within the appropriate time shall expire and be deemed cancelled. Options under the Directors Option Plan were granted in the form of non-statutory stock options with the aggregate number of shares of common stock available for grant under the Directors Option Plan set at 108,900 shares (adjusted for the 10% stock dividends paid in 2002 and 2003).

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) are classified as financing cash flows. Excess tax benefits totaling $9 thousand, $2 thousand, and $85 thousand are classified as financing cash inflows for 2010, 2009, and 2008, respectively.

During the three years ended December 31, 2010, the Company recognized pre-tax compensation expense related to total equity-based compensation of $58 thousand, $153 thousand, and $260 thousand, respectively. The Company recognizes equity-based compensation on a straight line pro-rata basis, so that the percentage of the total expense recognized for an award is never less than the percentage of the award that has vested.

As of December 31, 2010, there was $44 thousand in unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.1 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.
A summary of the Company’s stock option activity, and related information for the year ended December 31, 2010, is as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Option	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
(Dollars in Thousands)
Outstanding at January 1, 2010	413,480	$22.71
Exercised	2,631	7.61
Forfeited	7,631	24.40
Outstanding at December 31, 2010	403,218	$22.81	7.1	$-
Exercisable at December 31, 2010	393,219	$23.00	7.1	$-

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of grants made during the three years ended December 31, 2010, were estimated using the following weighted average assumptions:

	2010	2009	2008

Volatility	-	44.83%	29.11%
Expected dividend yield	-	2.71%	3.64%
Expected term (in years)	-	6.20	10.00
Risk-free rate	-	2.81%	2.96%

There were no grants made during the year ended December 31, 2010. The weighted average grant-date fair value of options granted during the years ended December 31, 2009 and 2008, were $5.33 and $7.74, respectively.  The aggregate intrinsic value of options exercised during the years ended December 31, 2009 and 2008, were $5 thousand and $310 thousand, respectively.

Stock Awards

The 2004 Plan permits the granting of restricted and unrestricted shares of the Company’s common stock either alone, in addition to, or in tandem with other awards made by the Company. Stock grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value is recognized as expense over the corresponding service period. Compensation costs related to these types of awards are consistently reported for all periods presented.

The following table summarizes the changes in the Company’s nonvested shares of the Company’s common stock for the year ended December 31, 2010.

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested at January 1, 2010	1,800	$22.67
Granted	3,000	15.85
Vested	800	36.42
Forfeited	300	11.67
Nonvested at December 31, 2010	3,700	$15.06

As of December 31, 2010, there was $44 thousand in unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted average period of 1.8 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

Note 12.  Litigation, Commitments and Contingencies

Litigation

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

Commitments and Contingencies

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Financial instruments, whose contract amounts represent credit risk at December 31, 2010 and 2009, are commitments to extend credit (including availability of lines of credit) of $209.98 million and $233.72 million, respectively, and standby letters of credit and financial guarantees of $4.04 million and $9.80 million, respectively. The Company maintains a liability of $370 thousand, which represents its reserve for unfunded commitments.

The Company has issued, through the Trust, $15.00 million of trust preferred securities in a private placement. In connection with the issuance of the trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution.

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

The Company entered into an interest rate swap derivative accounted for as a cash flow hedge in January 2006. The $50.00 million notional amount pay fixed, receive variable interest rate swap was a liability with an estimated fair value of $31 thousand and $2.12 million at December 31, 2010 and 2009, respectively. The Company pays a fixed rate of 4.34% and receives a LIBOR-based floating rate from the counterparty. Any gains and losses associated with the market value fluctuations of the interest rate swap are included in OCI.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

	December 31, 2010	December 31, 2009
(In Thousands)
Interest rate swap	$50,000	$50,000
IRLC's	7,566	4,636

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2010 and 2009, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value
Derivatives not designated as hedges
IRLC's	Other assets	$28	Other assets	$2
Total		$28		$2

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value
Derivatives designated as hedges
Interest rate swap	Other liabilities	$31	Other liabilities	$2,117
Total		$31		$2,117

Derivatives not designated as hedges
IRLC's	Other liabilities	$59	Other liabilities	$74
Total		$59		$74

Total derivatives		$90		$2,191

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

Effect of Derivatives and Hedging Activities on the Income Statement. For the years ended December 31, 2010 and 2009, the Company has determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments for the periods ended December 31, 2010 and 2009.

		Amount of Gain/(Loss)
Derivatives Not	Location of Gain/(Loss)	Recognized in Income on Derivative
Designated as Hedging	Recognized in Income on	Year Ended December 31,
Instruments	Derivative	2010	2009
(In Thousands)
IRLC's	Other income	$41	$(94)
Total		$41	$(94)

Counterparty Credit Risk.  Like other financial instruments, derivatives contain an element of “credit risk.” Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee. The Company reviews its counterparty risk regularly and has determined that as of December 31, 2010 and 2009, there was no significant counterparty credit risk.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.  Regulatory Capital Requirements and Restrictions

The primary source of funds for dividends paid by the Company is dividends received from the Bank. Dividends paid by the Bank are subject to restrictions by banking regulations. Approval by regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels.  As described below, the Bank is required to maintain heightened regulatory capital ratios.  Approval is also required if dividends declared exceed the net profits for that year combined with the retained net profits for the preceding two years.

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

To be categorized as well capitalized, the Bank must maintain minimum total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets (leverage) ratios established by banking regulators.  In 2010, the Office of the Comptroller of the Currency (the “OCC”) issued an Individual Minimum Capital Ratio directive to the Bank which requires the Bank to maintain a total capital to risk-weighted assets ratio of 11.50%, a Tier 1 capital to risk-weighted assets ratio of 10.00% and a Tier 1 capital to average assets (leverage) ratio of 7.50%.  Failure of the Bank to maintain these minimum capital ratios will be deemed by the OCC to constitute an unsafe and unsound banking practice and could subject the Bank to additional regulatory action.  As of December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2010 and 2009, the most recent notifications from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

The Company’s and the Bank’s capital ratios as of December 31, 2010 and 2009, are presented in the following tables.

	December 31, 2010
					To Be Well
			For Capital		Capitalized Under		Individual Minimum
			Adequacy		Prompt Corrective		Capital Ratio
	Actual		Purposes		Action Provisions		Directive
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$224,932	15.33%	$117,349	8.00%	N/A	N/A	N/A	N/A
First Community Bank, N. A.	207,143	14.18%	116,892	8.00%	$146,115	10.00%	$168,032	11.50%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	206,428	14.07%	58,675	4.00%	N/A	N/A	N/A	N/A
First Community Bank, N. A.	188,771	12.92%	58,446	4.00%	87,669	6.00%	146,115	10.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	206,428	9.44%	87,468	4.00%	N/A	N/A	N/A	N/A
First Community Bank, N. A.	188,771	8.66%	87,155	4.00%	108,944	5.00%	163,416	7.50%

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 15.  Other Operating Income and Expense

Other operating income and expense include certain costs, the total of which exceeds one percent of combined interest income and noninterest income, that are presented in the following table for the years indicated:

	Years Ended December 31,
	2010	2009	2008
(Amounts in Thousands)
Income
Credited dividends on life insurance	$867	$819	$746
Expenses
Service fees	3,315	3,767	3,557
Professional fees	1,999	1,759	1,878
Advertising and public relations	1,584	1,633	2,166
Telephone and data communications	1,468	1,399	1,505
Office supplies	1,369	1,323	1,426
ATM processing expenses	1,248	975	986
Non-employee production commissions	526	648	310

Related Party Fees

Included in other operating expense are legal fees paid to related parties totaling $208 thousand, $86 thousand, and $147 thousand in 2010, 2009, and 2008, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. Agency securities, mortgage-backed securities, municipal securities, FDIC-backed securities, single-issue trust preferred securities, pooled trust preferred securities, and certain equity securities that are not actively traded.

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:
	December 31, 2010
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$-	$9,832	$-	$9,832
Agency mortgage-backed securities	-	215,013	-	215,013
Non-Agency Alt-A residential MBS	-	11,277	-	11,277
Municipal securities	-	176,138	-	176,138
FDIC-backed securities	-	25,660	-	25,660
Single issue trust preferred securities	-	41,244	-	41,244
Pooled trust preferred securities	-	264	-	264
Equity securities	616	20	-	636
Total available-for-sale securities	$616	$479,448	$-	$480,064
Deferred compensation assets	$3,192	$-	$-	$3,192
Derivative assets
Interest rate lock commitments	$-	$28	$-	$28
Total derivative assets	$-	$28	$-	$28
Deferred compensation liabilities	$3,192	$-	$-	$3,192
Derivative liabilities
Interest rate swap	$-	$31	$-	$31
Interest rate lock commitments	-	59	-	59
Total derivative liabilities	$-	$90	$-	$90

	December 31, 2009
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$-	$25,276	$-	$25,276
Agency mortgage-backed securities	-	264,218	-	264,218
Non-Agency prime residential MBS	-	5,170	-	5,170
Non-Agency Alt-A residential MBS	-	11,301	-	11,301
Municipal securities	-	135,601	-	135,601
Single issue trust preferred securities	-	41,110	-	41,110
Pooled trust preferred securities	-	-	1,648	1,648
Equity securities	1,713	20	-	1,733
Total available-for-sale securities	$1,713	$482,696	$1,648	$486,057
Deferred compensation assets	$2,872	$-	$-	$2,872
Derivative assets
Interest rate lock commitments	$-	$2	$-	$2
Total derivative assets	$-	$2	$-	$2
Deferred compensation liabilities	$2,872	$-	$-	$2,872
Derivative liabilities
Interest rate swap	$-	$2,117	$-	$2,117
Interest rate lock commitments	-	74	-	74
Total derivative liabilities	$-	$2,191	$-	$2,191

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents additional information about financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 for which Level 3 inputs are utilized to determine fair value:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	Available-for-Sale Securities
	Pooled Trust Preferred Securities
	December 31,
(In Thousands)	2010	2009
Beginning balance	$1,648	$28,067
Transfers into Level 3	-	-
Transfers out of Level 3	(3,574)	-
Total gains or losses
Included in earnings (or changes in net assets)	-	(26,419)
Included in other comprehensive income	1,926	-
Purchases, issuances, sales, and settlements
Purchases	-	-
Issuances	-	-
Sales	-	-
Settlements	-	-
Ending balance	$-	$1,648

During the first quarter of 2010, the Company changed the fair value of pooled trust preferred securities from Level 3 to Level 2 pricing resulting in a transfer of $3.57 million out of Level 3. The Company was successful in obtaining a quote from a qualified market participant, and although the market for these securities is increasing, it still remains inactive.

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment. Items subjected to nonrecurring fair value adjustments at December 31, 2010, and December 31, 2009, are as follows:

	December 31, 2010
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$-	$-	$10,906	$10,906
Restructured loans	-	-	5,771	5,771
Other real estate owned	-	-	4,910	4,910

	December 31, 2009
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$-	$-	$11,702	$11,702
Other real estate owned	-	-	4,578	4,578

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(Amounts in Thousands)
Assets
Cash and cash equivalents	$112,189	$112,189	$101,341	$101,341
Investment securities	484,701	484,768	493,511	493,636
Loans held for sale	4,694	4,700	11,576	11,580
Loans held for investment less allowance	1,359,724	1,370,173	1,369,654	1,362,814
Accrued interest receivable	7,675	7,675	8,610	8,610
Bank owned life insurance	42,241	42,241	40,972	40,972
Derivative financial assets	28	28	2	2
Deferred compensation assets	3,192	3,192	2,872	2,872

Liabilities
Demand deposits	$205,151	$205,151	$208,244	$208,244
Interest-bearing demand deposits	262,420	262,420	231,907	231,907
Savings deposits	426,547	426,547	381,381	381,381
Time deposits	726,837	735,332	824,428	834,546
Securities sold under agreements to repurchase	140,894	161,100	153,634	156,653
Accrued interest payable	3,264	3,264	4,130	4,130
FHLB and other indebtedness	191,193	203,539	198,924	208,334
Derivative financial liabilities	90	90	2,191	2,191
Deferred compensation liabilities	3,192	3,192	2,872	2,872

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

Loans: The estimated fair value of loans held for investment is measured based upon discounted future cash flows using current rates for similar loans. No estimate for market illiquidity has been made. Loans held for sale are recorded at lower of cost or estimated fair value. The fair value of loans held for sale is determined based upon the market sales price of similar loans.

Accrued Interest Receivable and Payable: The book value is considered to be equal to the fair value due to the short-term nature of the instrument.

Bank-owned Life Insurance: The fair value is determined by stated contract values.

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 17.  Comprehensive Income (Loss)

The components of the Company’s comprehensive income (loss), net of income taxes, as of December 31, 2010, 2009, and 2008, were as follows:

	December 31,
	2010	2009	2008
(In Thousands)
Net income (loss)	$21,847	$(38,696)	$1,954
Other comprehensive income (loss)
Unrealized gain (loss) on securities available-for-sale
with other-than-temporary impairment	194	(28)	-
Unrealized gain (loss) on securities available-for-sale
without other-than-temporary impairment	8,419	(9,351)	-
Unrealized loss on securities available-for-sale
prior to adoption of ASC Topic 320	-	-	(102,303)
Reclassification adjustment for (gains) losses
realized in net income	(8,273)	11,673	30,100
Reclassification adjustment for credit related
other-than-temporary impairments recognized
in earnings	185	78,863	-
Cumulative effect of change in accounting principle	-	(9,771)	-
Unrealized gain (loss) on derivative securities	2,078	1,073	(2,007)
Change related to employee benefit plans	(273)	(752)	(1,180)
Income tax effect	(868)	(26,711)	30,156
Total other comprehensive income (loss)	1,462	44,996	(45,234)
Comprehensive income (loss)	$23,309	$6,300	$(43,280)

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the Company’s accumulated other comprehensive loss, net of income taxes, as of December 31, 2010 and 2009, were as follows:

	Unrealized	Unrealized Loss	Benefit	Accumulated
	Loss	on Cash Flow	Plan	Comprehensive
	on Securities	Hedge Derivative	Liability	Loss
(Amounts in Thousands)
December 31, 2010	$(11,213)	$(20)	$(957)	$(12,190)
December 31, 2009	$(11,543)	$(1,323)	$(786)	$(13,652)
December 31, 2008	$(49,813)	$(1,996)	$(708)	$(52,517)

Note 18.  Parent Company Financial Information

Condensed financial information related to First Community Bancshares, Inc. as of December 31, 2010 and 2009, and for each of the years ended December 31, 2010, 2009, and 2008, is as follows:

	December 31,
Condensed Balance Sheets	2010	2009
(Amounts in Thousands)
Assets
Cash	$11,706	$17,426
Securities available for sale	9,663	10,142
Investment in subsidiary	266,673	233,072
Other assets	4,325	4,563
Total assets	$292,367	$265,203
Liabilities
Other liabilities	$7,025	$310
Long-term debt	15,464	15,464
Total liabilities	22,489	15,774
Stockholders' Equity
Preferred stock	-	-
Common stock	18,083	18,083
Additional paid-in capital	189,239	190,967
Retained earnings	79,844	63,922
Treasury stock	(6,740)	(9,891)
Accumulated other comprehensive loss	(10,548)	(13,652)
Total stockholders' equity	269,878	249,429
Total liabilities and stockholders' equity	$292,367	$265,203

	Years Ended December 31,
Condensed Statements of Income	2010	2009	2008
(Amounts in Thousands)
Cash dividends received from subsidiary bank	$-	$4,027	$22,383
Other income	2,134	3,774	2,104
Operating expense	(1,556)	(3,030)	(2,200)
Income tax (expense) benefit	(223)	(2,691)	24
Equity in undistributed earnings (loss) of subsidiary	21,492	(40,776)	(20,357)
Net income (loss)	21,847	(38,696)	1,954
Dividends on preferred stock	-	2,160	255
Net income (loss) available to common shareholders	$21,847	$(40,856)	$1,699

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
Condensed Statements of Cash Flows	2010	2009	2008
(Amounts in Thousands)
Cash flows from operating activities
Net income (loss)	$21,847	$(38,696)	$1,954
Adjustments to reconcile net income to net cash provided by
operating activities:
Equity in undistributed (earnings) loss of subsidiary	(21,492)	40,776	20,357
Loss on sale of securities	1	60	625
Decrease (increase) in other assets	238	661	(2,059)
Increase (decrease) in other liabilities	6,715	881	(7)
Other, net	(82)	1,081	2,471
Net cash provided by operating activities	7,227	4,763	23,341

Cash flows from investing activities
Purchase of securities available for sale	-	(931)	(13,117)
Proceeds from sale of securities available for sale	535	4,402	3,324
Investment in subsidiary	(7,500)	(10,000)	(40,000)
Other, net	-	1,000	(1,042)
Net cash used in investing activities	(6,965)	(5,529)	(50,835)

Cash flows from financing activities
Issuance of preferred stock	-	-	41,500
Redemption of preferred stock	-	(41,500)	-
Issuance of common stock	29	61,688	606
Acquisition of treasury stock	-	(167)	(4,222)
Common dividends paid	(7,121)	(4,620)	(12,452)
Preferred dividends paid	-	(1,116)	-
Other, net	1,110	1,869	1,220
Net cash (used in) provided by financing activities	(5,982)	16,154	26,652
Net (decrease) increase in cash and cash equivalents	(5,720)	15,388	(842)
Cash and cash equivalents at beginning of year	17,426	2,038	2,880
Cash and cash equivalents at end of year	$11,706	$17,426	$2,038

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

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2010 and 2009.

	December 31, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$74,072	$(125)	$(90)	$73,857
Provision for loan losses	14,757	-	-	14,757
Noninterest income	34,132	6,816	(440)	40,508
Noninterest expense	63,983	6,856	(896)	69,943
Income (loss) before income taxes	29,464	(165)	366	29,665
Provision for income tax expense	7,308	345	165	7,818
Net income (loss)	$22,156	$(510)	$201	$21,847

End of period goodwill and other intangibles	$78,696	$11,943	$-	$90,639
End of period assets	$2,227,760	$12,445	$4,033	$2,244,238

	December 31, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (loss)	$69,364	$(73)	$(39)	$69,252
Provision for loan losses	15,801	-	-	15,801
Noninterest income	(60,839)	7,427	(265)	(53,677)
Noninterest expense	61,523	6,139	(1,038)	66,624
Income (loss) before income taxes	(68,799)	1,215	734	(66,850)
Provision for income tax (benefit) expense	(30,568)	506	1,908	(28,154)
Net income (loss)	$(38,231)	$709	$(1,174)	$(38,696)

End of period goodwill and other intangibles	$79,419	$11,642	$-	$91,061
End of period assets	$2,247,396	$12,230	$13,657	$2,273,283

FIRST COMMUNITY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 20.  Supplemental Financial Data (Unaudited)

Quarterly earnings for the years ended December 31, 2010 and 2009, are as follows:

	Quarter Ended
2010	March 31	June 30	Sept 30	Dec 31
(Amounts in Thousands, Except Per Share Data)
Interest income	$26,612	$26,155	$25,840	$24,975
Interest expense	7,993	7,613	7,243	6,876
Net interest income	18,619	18,542	18,597	18,099
Provision for loan losses	3,665	3,596	3,810	3,686
Net interest income after provision for loan losses	14,954	14,946	14,787	14,413
Other income	8,328	7,703	8,364	7,840
Net securities gains	250	1,201	2,574	4,248
Other expenses	16,072	16,598	17,429	19,844
Income before income taxes	7,460	7,252	8,296	6,657
Income tax	2,182	2,121	1,743	1,772
Net income available to common shareholders	$5,278	$5,131	$6,553	$4,885
Per share:
Basic earnings	$0.30	$0.29	$0.37	$0.27
Diluted earnings	$0.30	$0.29	$0.37	$0.27
Dividends	$0.10	$0.10	$0.10	$0.10

Weighted average basic shares outstanding	17,766	17,787	17,808	17,846
Weighted average diluted shares outstanding	17,784	17,805	17,833	17,892

	Quarter Ended
2009	March 31	June 30	Sept 30	Dec 31
(Amounts in Thousands, Except Per Share Data)
Interest income	$26,863	$26,189	$27,130	$27,752
Interest expense	10,430	9,868	9,594	8,790
Net interest income	16,433	16,321	17,536	18,962
Provision for loan losses	2,148	2,552	3,819	7,282
Net interest income after provision for loan losses	14,285	13,769	13,717	11,680
Other income	8,006	3,867	(18,150)	(35,734)
Net securities gains (losses)	411	1,653	866	(14,603)
Other expenses	15,187	16,041	17,768	17,621
Income (loss) before income taxes	7,515	3,248	(21,335)	(56,278)
Income tax (benefit)	2,323	843	(9,783)	(21,537)
Net income (loss)	5,192	2,405	(11,552)	(34,741)
Preferred dividends	571	578	1,011	-
Net income (loss) available to common shareholders	$4,621	$1,827	$(12,563)	$(34,741)
Per share:
Basic earnings (loss)	$0.40	$0.14	$(0.72)	$(1.96)
Diluted earnings (loss)	$0.40	$0.14	$(0.72)	$(1.96)
Dividends	$-	$0.20	$0.10	$-

Weighted average basic shares outstanding	11,568	12,696	17,427	17,687
Weighted average diluted shares outstanding	11,617	12,741	17,427	17,687

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and its Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The Company adopted, in 2009, new business combination and investment impairment accounting standards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Asheville, North Carolina
March 11, 2011

-Management’s Assessment of Internal Control Over Financial Reporting-

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2010.

Dixon Hughes PLLC, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 11th day of March, 2011.

/s/ John M. Mendez	/s/ David D. Brown
John M. Mendez	David D. Brown
President and Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders
First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2010, and our report, dated March 11, 2011, expressed an unqualified opinion on those consolidated financial statements. The Company adopted, in 2009, new business combination and investment impairment accounting standards.

Asheville, North Carolina
March 11, 2011

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Restatement and Remediation of Material Weakness

As a result of a routine internal audit during the second quarter of 2010, the Company determined there was a computational error in the model that it uses to calculate the quantitative basis for its allowance for loan losses. Based on the Company’s modeling using the corrected computations, the Company, in consultation with the Audit Committee of its Board of Directors, filed with the Securities and Exchange Commission amendments to its Form 10-Ks for each of the years ended December 31, 2009 and 2008 and its Form 10-Qs for each of the quarters ended March 31, 2009, June 30, 2009, September 30, 2009, and March 31, 2010, for the purpose of restating the financial statements and other financial information in those reports to reflect the correction of the computational error in the model (the “Restatement”).

We believe that we have fully remediated the material weakness in our internal control over financial reporting with respect to the calculation of the allowance for loan losses as of December 31, 2010. The remedial actions undertaken by the Company included:

•	implementing additional management and oversight controls to review documentation related to the calculation of the allowance for loan losses;
•	discontinuing practices and processes where sustainable controls did not exist and automating other critical functions within the process; and
•	retesting our internal controls with respect to the deficiencies related to the material weakness to ensure they are operating effectively.

Evaluation of Disclosure Controls and Procedures

In connection with the Restatement, under the direction of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we reevaluated our disclosure controls and procedures. The Company identified a material weakness in our internal control over financial reporting with respect to ensuring the appropriate calculation of its allowance for loan losses. Specifically, during a process enhancement to the model that calculates the allowance for loan losses, the quarterly average loss rate was not annualized. Control procedures in place during the periods covered by the Restatement for reviewing the quantitative model for calculating the allowance for loan losses did not timely identify this error and, as such, the Company did not have adequately designed procedures. Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, and June 30, 2010.

In connection with this Annual Report on Form 10-K, under the direction of the Company’s CEO and CFO, the Company has evaluated the disclosure controls and procedures currently in effect, including the remedial actions discussed above. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. Except as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers will be set forth under the headings of “Election of Directors,” “Continuing Directors,” and “Executive Officers who are not Directors” of the Proxy Statement relating to the 2011 Annual Meeting of Stockholders (the “2011 Annual Meeting”) to be held on April 26, 2011, and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2011 Annual Meeting and is incorporated herein by reference.

The Company has adopted Standards of Conduct that apply to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as all employees and directors of the Company. A copy of the Company’s Standards of Conduct is available on the Company’s website at www.fcbinc.com.  There have been no waivers of the standards of conduct related to any of the above officers.

Information relating to the Audit Committee and the Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee and the Audit Committee Financial Expert will be set forth under the heading “Report of the Audit Committee” of the Proxy Statement relating to the 2011 Annual Meeting and is incorporated herein by reference.

Since the last report on Form 10-K, filed on March 4, 2010, the Company has not made any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

Franklin P. Hall	John M. Mendez
Businessman; Senior Partner, Hall & Hall Family Law Firm;	President and Chief Executive Officer, First Community
Former Commissioner, Virginia Department of Alcoholic	Bancshares, Inc.; Chief Executive Officer, First Community
Beverage Control; Former Chairman, The Commonwealth	Bank, N. A.
Bank; Former Minority Leader, Virginia House of Delegates
A. A. Modena
Past Executive Vice President and Secretary, First Community
Allen T. Hamner, Ph.D.	Bancshares, Inc.; Past President and Chief Executive Officer,
Retired Professor of Chemistry, West Virginia Wesleyan	The Flat Top National Bank of Bluefield
College
Robert E. Perkinson, Jr.
Richard S. Johnson	Past Vice President-Operations, MAPCO Coal, Inc. — Virginia
President, The Wilton Companies	Region

I. Norris Kantor	William P. Stafford
Of Counsel, Katz, Kantor & Perkins, Attorneys at Law; Board	President, Princeton Machinery Service, Inc.
of Governors, Bluefield State College

John M. Mendez	William P. Stafford, II
Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore,
Kersey & Stafford, PLLC

EXECUTIVE OFFICERS, FIRST COMMUNITY BANCSHARES, INC.

John M. Mendez	E. Stephen Lilly
President and Chief Executive Officer	Chief Operating Officer

David D. Brown	Robert L. Buzzo
Chief Financial Officer	Vice President and Secretary

Robert L. Schumacher
General Counsel

BOARD OF DIRECTORS, FIRST COMMUNITY BANK, N. A.

W. C. Blankenship, Jr.	I. Norris Kantor
Agent, State Farm Insurance	Of Counsel, Katz, Kantor & Perkins, Attorneys at Law; Board
of Governors, Bluefield State College
Juanita G. Bryan
Homemaker	John M. Mendez
President and Chief Executive Officer, First Community
Robert L. Buzzo	Bancshares, Inc.; Chief Executive Officer, First Community
Vice President and Secretary, First Community Bancshares,	Bank, N. A.
Inc.; President, First Community Bank, N. A.
A. A. Modena
C. William Davis	Past Executive Vice President and Secretary, First
Attorney at Law, Richardson & Davis	Community Bancshares, Inc.; Past President and
Chief Executive Officer, The Flat Top National Bank
Samuel L. Elmore	of Bluefield
Senior Vice President – Commercial Lending for Raleigh
County, W.Va. Market, First Community Bank, N. A.	Robert E. Perkinson, Jr.
Past Vice President-Operations, MAPCO Coal, Inc. — Virginia
T. Vernon Foster	Region
President of J. La’Verne Print Communications; Past Director,
TriStone Community Bank; Director of Business Solutions,	William P. Stafford
University of Louisville, College of Business	President, Princeton Machinery Service, Inc.

Franklin P. Hall	William P. Stafford, II
Businessman; Senior Partner, Hall & Hall Family Law Firm;	Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore,
Former Commissioner, Virginia Department of Alcoholic	Kersey & Stafford, PLLC
Beverage Control; Former Chairman, The Commonwealth
Bank; Former Minority Leader, Virginia House of Delegates	Frank C. Tinder
President, Tinder Enterprises, Inc. and Tinco Leasing
Allen T. Hamner, Ph.D.	Corporation; Realtor, Premier Realty
Retired Professor of Chemistry, West Virginia Wesleyan
College	Dale F. Woody
President, Woody Lumber Company
Richard S. Johnson
President, The Wilton Companies

ITEM 11.	Executive Compensation.

The information called for by Item 11 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Compensation Discussion and Analysis” of the Proxy Statement relating to the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appears under the heading of “Information on Stock Ownership” of the Proxy Statement relating to the 2011 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2010, is included in the table which follows.

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	54,125	$25.11	82,343
Equity compensation plans not approved
by security holders	351,593	$22.21	71,801
Total	405,718		154,144

For additional information regarding equity compensation plans, see Note 10 – Employee Benefits of the Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Related Party Transactions” of the Proxy Statement relating to the 2011 Annual Meeting and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.

The information called for by Item 14 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Independent Auditor” of the Proxy Statement relating to the 2011 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)           Documents Filed as Part of this Report

(1) Financial Statements

Not Applicable

(2) Financial Statement Schedules

Not Applicable

(b)           Exhibits

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc. (31)
3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (17)
3.1	Certificate of Designation Series A Preferred Stock (22)
4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)
4.2	Indenture Agreement dated September 25, 2003. (11)
4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)
4.5	Reserved.

4.6	Warrant to purchase 88,273 shares of Common Stock of First Community Bancshares, Inc. (29)
4.7	Reserved
4.8	Reserved
10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)
10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan, as amended. (18)
10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)
10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6) and Waiver Agreement (27)
10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)
10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (8)
10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan, as amended. (24)
10.6.1**	Reserved
10.7**	First Community Bancshares, Inc. Wrap Plan. (7)
10.8	Reserved.
10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)
10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)
10.11	Reserved.
10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Form of Award Agreement. (13)
10.13	Reserved.
10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)
10.15**	Reserved
10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)
10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)
10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)
10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)
10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)
10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)
10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)
10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)
10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher. (26)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)
10.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)
11	Statement regarding computation of earnings per share. (16)
12*	Computation of Ratios.
21	Subsidiaries of Registrant – Reference is made to “Item 1. Business” for the required information.
23.1*	Consent of Dixon Hughes PLLC, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.
**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010
(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.
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

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.
(8)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, and filed on April 4, 2000, and amended on April 13, 2000.
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

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.
(16)	Incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included herein.
(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.
(18)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.
(20)	Incorporated by reference from the Exhibit 10.17 of the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.
(21)	Reserved.
(22)	Incorporated by reference from the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.
(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(24)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, and filed December 17, 2010.
(25)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.
(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.2 on Form 8-K dated December 16, 2010, and filed December 17, 2010.
(28)	Reserved.
(29)	Reserved.
(30)	Reserved.
(31)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period dated June 30, 2010, and filed August 16, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2011.

First Community Bancshares, Inc.
(Registrant)

By:	/s/ John M. Mendez	By:	/s/ David D. Brown
	John M. Mendez		David D. Brown
	President and Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Mendez	Director, President and Chief Executive Officer	March 11, 2011
John M. Mendez

/s/ David D. Brown	Chief Financial Officer	March 11, 2011
David D. Brown

/s/ Franklin P. Hall	Director	March 11, 2011
Franklin P. Hall

/s/ Allen T. Hamner	Director	March 11, 2011
Allen T. Hamner

/s/ Richard S. Johnson	Director	March 11, 2011
Richard S. Johnson

/s/ Robert E. Perkinson, Jr.	Director	March 11, 2011
Robert E. Perkinson, Jr.

/s/ William P. Stafford	Director	March 11, 2011
William P. Stafford

/s/ William P. Stafford, II	Chairman of the Board of Directors	March 11, 2011
William P. Stafford, II