Form 10-Q
period 2011-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2011-05-09
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2011
Commission file number 000-19297
FIRST COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Nevada	55-0694814

(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

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
Class — Common Stock, $1.00 Par Value; 17,895,599 shares outstanding as of May 6, 2011

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended March 31, 2011

PART I. ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
(Dollars in Thousands)	(Unaudited)
Assets
Cash and due from banks	$52,684	$28,816
Federal funds sold	121,974	81,526
Interest-bearing balances with banks	809	1,847

Total cash and cash equivalents	175,467	112,189
Securities available-for-sale	430,965	480,064
Securities held-to-maturity	4,524	4,637
Loans held for sale	2,614	4,694
Loans held for investment, net of unearned income	1,375,685	1,386,206
Less allowance for loan losses	26,482	26,482

Net loans held for investment	1,349,203	1,359,724
Premises and equipment, net	56,189	56,244
Other real estate owned	5,644	4,910
Interest receivable	7,288	7,675
Goodwill and other intangible assets	90,396	90,639
Other assets	118,690	123,462

Total assets	$2,240,980	$2,244,238

Liabilities
Deposits:
Noninterest-bearing	$222,072	$205,151
Interest-bearing	1,414,945	1,415,804

Total deposits	1,637,017	1,620,955
Interest, taxes and other liabilities	20,459	21,318
Securities sold under agreements to repurchase	139,472	140,894
FHLB borrowings and other indebtedness	166,186	191,193

Total liabilities	1,963,134	1,974,360

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2011 or December 31, 2010	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 18,082,822 shares issued at March 31, 2011, and 18,082,822 issued at December 31, 2010, and 187,923 and 216,487 shares in treasury, respectively	18,083	18,083
Additional paid-in capital	188,742	189,239
Retained earnings	85,450	81,486
Treasury stock, at cost	(5,851)	(6,740)
Accumulated other comprehensive loss	(8,578)	(12,190)

Total stockholders’ equity	277,846	269,878

Total liabilities and stockholders’ equity	$2,240,980	$2,244,238

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars In Thousands, Except Share and Per Share Data)	2011	2010
Interest Income
Interest and fees on loans held for investment	$20,455	$21,354
Interest on securities — taxable	2,533	3,786
Interest on securities — nontaxable	1,533	1,426
Interest on federal funds sold and deposits in banks	69	46

Total interest income	24,590	26,612

Interest Expense
Interest on deposits	3,880	5,502
Interest on borrowings	2,435	2,491

Total interest expense	6,315	7,993

Net interest income	18,275	18,619
Provision for loan losses	1,612	3,665

Net interest income after provision for loan losses	16,663	14,954

Noninterest Income
Wealth management income	894	885
Service charges on deposit accounts	3,031	2,992
Other service charges and fees	1,406	1,281
Insurance commissions	1,943	2,201
Total impairment losses on securities	(527)	—
Portion of loss recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	(527)	—
Net gains on sale of securities	1,836	250
Other operating income	916	969

Total noninterest income	9,499	8,578

Noninterest Expense
Salaries and employee benefits	9,129	7,969
Occupancy expense of bank premises	1,647	1,709
Furniture and equipment expense	915	904
Amortization of intangible assets	259	256
FDIC premiums and assessments	878	701
Prepayment penalties on FHLB advances	471	—
Other operating expense	4,764	4,533

Total noninterest expense	18,063	16,072

Income before income taxes	8,099	7,460
Income tax expense	2,348	2,182

Net income available to common shareholders	$5,751	$5,278

Basic earnings per common share	$0.32	$0.30
Diluted earnings per common share	$0.32	$0.30

Cash dividends per common share	$0.10	$0.10

Weighted average basic shares outstanding	17,867,953	17,765,556
Weighted average diluted shares outstanding	17,887,118	17,784,449
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(Dollars In Thousands)	2011	2010
Operating activities:
Net income	$5,751	$5,278
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,612	3,665
Depreciation and amortization of premises and equipment	1,010	1,021
Intangible amortization	259	256
Net investment amortization and accretion	599	1
Net gain on the sale of assets and securities	(1,843)	(214)
Mortgage loans originated for sale	(9,182)	(7,583)
Proceeds from sales of mortgage loans	11,517	17,886
Gain on sales of loans	(255)	(221)
Equity-based compensation expense	9	22
Deferred income tax expense	274	73
Decrease (increase) in interest receivable	387	(20)
FHLB debt prepayment fees	471	—
Net impairment losses recognized in earnings	527	—
Other operating activities, net	1,912	1,925

Net cash provided by operating activities	13,048	22,089

Investing activities:
Proceeds from sales of securities available-for-sale	80,416	11,512
Proceeds from maturities and calls of securities available-for-sale	11,937	23,490
Proceeds from maturities and calls of securities held-to-maturity	115	301
Purchase of securities available-for-sale	(36,830)	(65,168)
Net (increase) decrease in loans held for investment	8,118	(580)
Purchase of premises and equipment	(1,113)	(853)
Proceeds from sales of equipment	175	3

Net cash provided by (used in) investing activities	62,818	(31,295)

Financing activities:
Net increase in demand and savings deposits	35,441	58,674
Net decrease in time deposits	(19,379)	(49,023)
Net decrease in FHLB and other borrowings	(25,007)	(3,051)
FHLB debt prepayment fees	(471)	—
Net decrease in securities sold under agreement to repurchase	(1,422)	(9,253)
Proceeds from the exercise of stock options	32	—
Excess tax benefit from stock-based compensation	5	—
Common dividends paid	(1,787)	(1,776)

Net cash used in financing activities	(12,588)	(4,429)

Increase (decrease) in cash and cash equivalents	63,278	(13,635)
Cash and cash equivalents at beginning of period	112,189	101,341

Cash and cash equivalents at end of period	$175,467	$87,706

Supplemental information — noncash items
Transfer of loans to other real estate	$1,763	$1,587
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Dollars in Thousands)
Balance January 1, 2010	$—	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267
Comprehensive income:
Net income	—	—	—	5,278	—	—	5,278
Other comprehensive income — see note 9	—	—	—	—	—	5,161	5,161

Comprehensive income	—	—	—	5,278	—	5,161	10,439

Common dividends declared and paid	—	—	—	(1,776)	—	—	(1,776)
Equity-based compensation expense	—	—	22	—	—	—	22
Retirement plan contribution — 17,627 shares issued	—	—	(339)	—	549	—	210

Balance March 31, 2010	$—	$18,083	$190,650	$70,262	$(9,342)	$(8,491)	$261,162

Balance January 1, 2011	$—	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878
Comprehensive income:
Net income	—	—	—	5,751	—	—	5,751
Other comprehensive income — see note 9	—	—	—	—	—	3,612	3,612

Comprehensive income	—	—	—	5,751	—	3,612	9,363

Common dividends declared and paid	—	—	—	(1,787)	—	—	(1,787)
Equity-based compensation expense	—	—	9	—	—	—	9
Retirement plan contribution — 25,595 shares issued	—	—	(446)	—	797	—	351
Option exercises — 2,969 shares	—	—	(60)	—	92	—	32

Balance March 31, 2011	$—	$18,083	$188,742	$85,450	$(5,851)	$(8,578)	$277,846

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
The consolidated balance sheet as of December 31, 2010, has been derived from the audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K (the “2010 Form 10-K”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Form 10-K.
A more complete and detailed description of First Community’s significant accounting policies is included within Note 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s 2010 Form 10-K. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.
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

	For the Three Months
	ended March 31,
(In Thousands, Except Share and Per Share Data)	2011	2010
Net income available to common shareholders	$5,751	$5,278

Weighted average shares outstanding	17,867,953	17,765,556
Diluted shares for stock options	10,266	4,336
Contingently issuable shares	8,899	14,557

Weighted average dilutive shares outstanding	17,887,118	17,784,449

Basic earnings per share	$0.32	$0.30
Diluted earnings per share	$0.32	$0.30
For the three-month period ended March 31, 2011, options and warrants to purchase 483,558 shares of common stock were outstanding but were not included in the computation of diluted earnings per common share because they would have an anti-dilutive effect. Likewise, options and warrants to purchase 576,962 shares of common stock were excluded from the three-month period ended March 31, 2010, computation of diluted earnings per common share because their effect would be anti-dilutive.

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
In April 2011, FASB issued Accounting Standard Update (“ASU”) 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and is applied retrospectively to restructurings at the beginning of the year of adoption. The guidance on measuring the impairment of a receivable restructured in a troubled restructuring is effective on a prospective basis. The Company is currently assessing the impact on the financial statements.
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

Note 3. Investment Securities
As of March 31, 2011, and December 31, 2010, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(In Thousands)	Cost	Gains	Losses	Value	AOCI*
U.S. Government agency securities	$10,000	$—	$(270)	$9,730	$—
States and political subdivisions	146,751	2,627	(2,286)	147,092	—
Trust preferred securities:
Single issue	55,607	—	(10,840)	44,767	—
Pooled	23	537	—	560	—

Total trust preferred securities	55,630	537	(10,840)	45,327	—
Mortgage-backed securities:
Agency	211,848	5,242	(1,111)	215,979	—
Non-Agency Alt-A residential	18,487	—	(6,267)	12,220	(6,267)

Total mortgage-backed securities	230,335	5,242	(7,378)	228,199	(6,267)
Equity securities	441	217	(41)	617	—

Total	$443,157	$8,623	$(20,815)	$430,965	$(6,267)

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(In Thousands)	Cost	Gains	Losses	Value	AOCI*
U.S. Government agency securities	$10,000	$—	$(168)	$9,832	$—
States and political subdivisions	178,149	2,649	(4,660)	176,138	—
Trust preferred securities:
Single issue	55,594	—	(14,350)	41,244	—
Pooled	23	241	—	264	—

Total trust preferred securities	55,617	241	(14,350)	41,508	—
Corporate FDIC insured	25,282	378	—	25,660	—
Mortgage-backed securities:
Agency	209,281	7,039	(1,307)	215,013	—
Non-Agency Alt-A residential	19,181	—	(7,904)	11,277	(7,904)

Total mortgage-backed securities	228,462	7,039	(9,211)	226,290	(7,904)
Equity securities	495	206	(65)	636	—

Total	$498,005	$10,513	$(28,454)	$480,064	$(7,904)

*	Other-than-temporary impairment in accumulated other comprehensive income

As of March 31, 2011, and December 31, 2010, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$4,524	$80	$—	$4,604

Total	$4,524	$80	$—	$4,604

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$4,637	$67	$—	$4,704

Total	$4,637	$67	$—	$4,704

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2011, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due within one year	$116	$117
Due after one year but within five years	15,305	15,868
Due after five years but within ten years	34,035	35,455
Due after ten years	162,925	150,709

	212,381	202,149
Mortgage-backed securities	230,335	228,199
Equity securities	441	617

Total	$443,157	$430,965

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2011, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due within one year	$1,426	$1,451
Due after one year but within five years	2,312	2,350
Due after five years but within ten years	786	803
Due after ten years	—	—

Total	$4,524	$4,604

The carrying value of securities pledged to secure public deposits as required by law and for other purposes was $297.65 million and $302.67 million at March 31, 2011, and December 31, 2010, respectively.
During the three months ended March 31, 2011, gross gains on the sale of securities were $2.36 million while gross losses were $520 thousand. During the three months ended March 31, 2010, gross gains on the sale of securities were $258 thousand while gross losses were $8 thousand.

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at March 31, 2011, and December 31, 2010.

	March 31, 2011
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency securities	$9,730	$(270)	$—	$—	$9,730	$(270)
States and political subdivisions	52,828	(2,286)	—	—	52,828	(2,286)
Single issue trust preferred securities	—	—	44,767	(10,840)	44,767	(10,840)
Mortgage-backed securities:
Agency	102,306	(1,104)	2,580	(7)	104,886	(1,111)
Alt-A residential	—	—	12,220	(6,267)	12,220	(6,267)

Total mortgage-backed securities	102,306	(1,104)	14,800	(6,274)	117,106	(7,378)
Equity securities	123	(36)	122	(5)	245	(41)

Total	$164,987	$(3,696)	$59,689	$(17,119)	$224,676	$(20,815)

	December 31, 2010
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency securities	$9,832	$(168)	$—	$—	$9,832	$(168)
States and political subdivisions	80,420	(4,660)	—	—	80,420	(4,660)
Single issue trust preferred securities	—	—	41,244	(14,350)	41,244	(14,350)
Mortgage-backed securities:
Agency	71,613	(1,307)	18	—	71,631	(1,307)
Alt-A residential	—	—	11,277	(7,904)	11,277	(7,904)

Total mortgage-backed securities	71,613	(1,307)	11,295	(7,904)	82,908	(9,211)
Equity securities	155	(55)	93	(10)	248	(65)

Total	$162,020	$(6,190)	$52,632	$(22,264)	$214,652	$(28,454)

At March 31, 2011, the combined depreciation in value of the 156 individual securities in an unrealized loss position was approximately 4.83% of the combined reported value of the aggregate securities portfolio. At December 31, 2010, the combined depreciation in value of the 214 individual securities in an unrealized loss position was approximately 5.93% of the combined reported value of the aggregate securities portfolio.
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
For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered. Non-beneficial interest debt securities consist of U. S. government agency securities, states and political subdivisions, single issue trust preferred securities, and FDIC-backed securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and records any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”). During the three-month period ended March 31, 2011, the Company incurred no OTTI charges related to non-beneficial interest debt securities. The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors.

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
During the three-month period ended March 31, 2011, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $527 thousand. These charges were related to a non-Agency mortgage-backed security. During the three-month period ended March 31, 2010, the Company realized no credit-related OTTI charges related to beneficial interest debt securities.
For the non-Agency Alt-A residential MBS, the Company models cash flows using the following assumptions: voluntary constant prepayment speed of 5, a customized constant default rate scenario that assumes approximately 25% of the remaining underlying mortgages will default, and a loss severity of 60.
The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

For the Three Months
(In Thousands)	Ended March 31, 2011
Estimated credit losses, beginning balance (1)	$4,251
Additions for credit losses on securities not previously OTTI	—
Additions for credit losses on securities previously OTTI	527
Reduction for increases in cash flows	—
Reduction for securities management no longer intends to hold to recovery	—
Reduction for realized losses	—

Estimated credit losses, ending balance	$4,778

(1)	The beginning balance includes credit-related losses included in OTTI charges recognized on debt securities in prior periods.
For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three-month period ended March 31, 2011, the Company did not recognize any OTTI charges on equity securities. For the three-month period ended March 31, 2010, the Company did not recognize any OTTI charges on its equity securities.
As a condition to membership in the Federal Home Loan Bank (“FHLB”) system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”). The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding. The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets. At both March 31, 2011, and December 31, 2010, the Company owned approximately $12.24 million in FHLBA stock, which is classified as other assets. The Company’s policy is to review for impairment of such assets at the end of each reporting period. During the three months ended March 31, 2011, FHLBA paid a quarterly dividend. At March 31, 2011, FHLBA was in compliance with all of its regulatory capital requirements. Based on its review, the Company believes that as of March 31, 2011, its FHLBA stock was not impaired.

Note 4. Loans
Loans, net of unearned income, consist of the following:

	March 31, 2011		December 31, 2010
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction — commercial	$30,758	2.24%	$42,694	3.08%
Land development	5,781	0.42%	16,650	1.20%
Other land loans	23,959	1.74%	24,468	1.77%
Commercial and industrial	91,964	6.68%	94,123	6.79%
Multi-family residential	75,269	5.47%	67,824	4.89%
Non-farm, non-residential	345,265	25.10%	351,904	25.39%
Agricultural	1,392	0.10%	1,342	0.10%
Farmland	47,228	3.43%	36,954	2.67%

Total commercial loans	621,616	45.18%	635,959	45.89%
Consumer real estate loans
Home equity lines	111,802	8.13%	111,620	8.05%
Single family residential mortgage	545,316	39.64%	549,157	39.61%
Owner-occupied construction	22,506	1.64%	18,349	1.32%

Total consumer real estate loans	679,624	49.41%	679,126	48.98%
Consumer and other loans
Consumer loans	62,029	4.51%	63,475	4.58%
Other	12,416	0.90%	7,646	0.55%

Total consumer and other loans	74,445	5.41%	71,121	5.13%

Total loans	$1,375,685	100.00%	$1,386,206	100.00%

Loans held for sale	$2,614		$4,694

Acquired, Impaired Loans
Loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include measures such as credit scores, decline in collateral value, past due and non-accrual status. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Purchased performing loans are recorded at fair value, including a credit component. The fair value adjustment is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to the acquisition.

The following table presents the required detail regarding acquired, impaired loans at December 31, 2010, and March 31, 2011. The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. The nonaccretable difference includes estimated future credit losses expected to be incurred over the life of the loan. The Company has not noted any further deterioration in the acquired impaired loans.

	Acquired, Impaired Loans
(In thousands)	TriStone	Other	Total
Balance, January 1, 2010	$3,838	$4,196	$8,034
Principal payments received	(1,034)	(2,900)	(3,934)
Accretion	61	—	61
Other	448	—	448
Charge-offs	(499)	(889)	(1,388)

Balance, December 31, 2010	$2,814	$407	$3,221

Balance, January 1, 2011	$2,814	$407	$3,221
Principal payments received	(35)	—	(35)
Accretion	7	—	7
Other	98	—	98
Charge-offs	—	—	—

Balance, March 31, 2011	$2,884	$407	$3,291

The remaining balance of the accretable difference at March 31, 2011, and December 31, 2010, was $937 thousand and $944 thousand, respectively
Off-Balance Sheet Financial Instruments
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
Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $201.48 million and standby letters of credit and financial guarantees written of $4.52 million at March 31, 2011. Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $7.63 million at March 31, 2011.

Note 5. Allowance for Loan Losses and Credit Quality
The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. The allowance methodology was recently enhanced to further segment the commercial loan portfolio by risk grade. Historical loss rates by risk grade are adjusted by environmental factors to estimate the amount of reserve needed by segment. The Company believes this enhancement will result in increased granularity within the allowance for loan losses and will be more reflective of improving and/or declining trends within the commercial loan portfolio.
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
The following tables detail the Company’s allowance for loan loss activity, by portfolio segment, for the three-month periods ended March 31, 2011 and 2010.

	For the Three Months Ended March 31, 2011
		Consumer Real	Consumer and
(In Thousands)	Commercial	Estate	Other	Total
Allowance for credit losses:
Beginning balance	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	361	1,213	38	1,612
Loans charged off	(440)	(1,372)	(215)	(2,027)
Recoveries credited to allowance	79	159	177	415

Net charge-offs	(361)	(1,213)	(38)	(1,612)

Ending balance	$12,300	$12,641	$1,541	$26,482

	For the Three Months Ended March 31, 2010
		Consumer Real	Consumer and
(In Thousands)	Commercial	Estate	Other	Total
Allowance for credit losses:
Beginning balance	$13,802	$8,457	$2,018	$24,277
Provision for loan losses	2,093	1,278	294	3,665
Loans charged off	(2,079)	(1,330)	(323)	(3,732)
Recoveries credited to allowance	227	12	59	298

Net charge-offs	(1,852)	(1,318)	(264)	(3,434)

Ending balance	$14,043	$8,417	$2,048	$24,508

The Company identifies loans for potential impairment through a variety of means including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If it is determined that it is probable that the Company will not collect all principal and interest amounts contractually due, the loan is generally deemed to be impaired.
The following table presents the Company’s recorded investment in loans considered to be impaired and related information on those impaired loans for the periods ended March 31, 2011, and December 31, 2010. The table does not include acquired, impaired loans.

	March 31, 2011
	Recorded	Recorded
	Investment	Investment	Total		Unpaid	Average	Interest
	With	With No	Recorded	Related	Principal	Recorded	Income
(Amounts in Thousands)	Allowance	Allowance	Investment	Allowance	Balance	Investment	Recognized
Construction — commercial	$—	$469	$469	$—	$483	$549	$—
Land development	—	—	—	—	—	—	—
Other land loans	113	130	243	5	242	435	1
Commercial and industrial	622	990	1,612	340	9,403	6,608	—
Multi-family residential	477	1,933	2,410	200	2,452	2,505	13
Non-farm, non-residential	1,564	3,388	4,952	193	5,093	5,403	3
Home equity lines	94	1,323	1,417	34	1,447	1,507	6
Single family residential mortgage	7,844	7,795	15,639	1,298	15,861	16,763	97
Owner-occupied construction	—	126	126	—	128	127	1
Consumer loans	—	70	70	—	72	78	—

	$10,714	$16,224	$26,938	$2,070	$35,181	$33,975	$121

	December 31. 2010
	Recorded	Recorded
	Investment	Investment	Total		Unpaid	Average	Interest
	With	With No	Recorded	Related	Principal	Recorded	Income
(Amounts in Thousands)	Allowance	Allowance	Investment	Allowance	Balance	Investment	Recognized
Construction — commercial	$—	$285	$285	$—	$732	$730	$3
Land development	—	50	50	5	144	143	2
Other land loans	113	323	436	—	855	266	20
Commercial and industrial	—	3,518	3,518	—	5,384	6,237	10
Multi-family residential	723	2,526	3,249	257	3,432	3,448	126
Non-farm, non-residential	1,070	3,824	4,894	158	6,125	5,809	79
Home equity lines	95	1,302	1,397	34	1,693	1,703	40
Single family residential mortgage	8,801	7,992	16,793	1,870	18,430	18,006	640
Owner-occupied construction	—	6	6	—	6	6	—
Consumer loans	—	98	98	—	102	111	5

	$10,802	$19,924	$30,726	$2,324	$36,903	$36,459	$925

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:
•	Pass — This grade includes loans to borrowers of acceptable credit quality and risk. The Company further differentiates within this grade based upon borrower characteristics which include: capital strength, earnings stability, leverage, and industry.

•	Special Mention — This grade includes loans that require more than a normal degree of supervision and attention. These loans have all the characteristics of an adequate asset, but due to being adversely affected by economic or financial conditions have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan. Substandard — This grade includes loans that have well defined weaknesses which make payment default or principal exposure possible, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business to meet the repayment terms.

•	Doubtful — This grade includes loans that are placed on non-accrual status. These loans have all the weaknesses inherent in a “substandard’ loan with the added factor that the weaknesses are so severe that collection or liquidation in full, on the basis of current existing facts, conditions and values, is extremely unlikely, but because of certain specific pending factors, the amount of loss cannot yet be determined.

•	Loss — This grade includes loans that are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the asset has no recovery or salvage value, but simply that it is not practical or desirable to defer writing off all or some portion of the loan, even though partial recovery may be affected in the future.
The following tables present the Company’s investment in loans by internal credit grade indicator at March 31, 2011, and December 31, 2010.

	March 31, 2011
		Special
(Amounts in Thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Construction — commercial	$26,115	$493	$4,150	$—	$—	$30,758
Land development	4,865	—	916	—	—	5,781
Other land loans	19,485	480	3,994	—	—	23,959
Commercial and industrial	85,150	977	4,855	982	—	91,964
Multi-family residential	70,399	1,560	3,310	—	—	75,269
Non-farm, non-residential	321,393	8,350	15,522	—	—	345,265
Agricultural	1,367	—	25	—	—	1,392
Farmland	44,900	1,024	1,304	—	—	47,228
Home equity lines	107,323	1,834	2,645	—	—	111,802
Single family residential mortgage	500,236	10,611	34,469	—	—	545,316
Owner-occupied construction	21,685	346	475	—	—	22,506
Consumer loans	61,414	86	527	—	2	62,029
Other	12,416	—	—	—	—	12,416

Total loans	$1,276,748	$25,761	$72,192	$982	$2	$1,375,685

	December 31, 2010
		Special
(Amounts in Thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Construction — commercial	$40,497	$663	$1,534	$—	$—	$42,694
Land development	14,458	1,226	966	—	—	16,650
Other land loans	16,723	6,138	1,607	—	—	24,468
Commercial and industrial	87,156	1,756	5,211	—	—	94,123
Multi-family residential	61,059	2,553	4,212	—	—	67,824
Non-farm, non-residential	316,026	18,942	16,936	—	—	351,904
Agricultural	1,318	—	24	—	—	1,342
Farmland	33,042	2,569	1,343	—	—	36,954
Home equity lines	106,803	1,923	2,894	—	—	111,620
Single family residential mortgage	498,830	15,224	34,449	654	—	549,157
Owner-occupied construction	17,389	789	171	—	—	18,349
Consumer loans	62,676	306	493	—	—	63,475
Other	7,635	11	—	—	—	7,646

Total loans	$1,263,612	$52,100	$69,840	$654	$—	$1,386,206

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at March 31, 2011, and December 31, 2010.

	March 31, 2011
	Loans	Allowance	Loans	Allowance	Acquired,	Allowance for
	Individually	for Loans	Collectively	for Loans	Impaired Loans	Acquired,
	Evaluated for	Individually	Evaluated for	Collectively	Evaluated for	Impaired Loans
(Amounts in Thousands)	Impairment	Evaluated	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction — commercial	$469	$—	$30,289	$885	$—	$—
Land development	—	—	5,781	472	—	—
Other land loans	243	5	23,204	1,356	512	—
Commercial and industrial	1,612	340	89,734	1,937	618	—
Multi-family residential	2,410	200	72,859	1,593	—	—
Non-farm, non-residential	4,952	193	339,889	4,795	424	—
Agricultural	—	—	1,392	19	—	—
Farmland	—	—	47,228	505	—	—

Total commercial loans	9,686	738	610,376	11,562	1,554	—
Consumer real estate loans
Home equity lines	1,417	34	110,385	2,056	—	—
Single family residential mortgage	15,639	1,298	527,940	8,923	1,737	—
Owner-occupied construction	126	—	22,380	330	—	—

Total consumer real estate loans	17,182	1,332	660,705	11,309	1,737	—
Consumer and other loans
Consumer loans	70	—	61,959	1,541	—	—
Other	—	—	12,416	—	—	—

Total consumer and other loans	70	—	74,375	1,541	—	—

Total loans	$26,938	$2,070	$1,345,456	$24,412	$3,291	$—

	December 31, 2010
	Loans	Allowance	Loans	Allowance	Acquired,	Allowance for
	Individually	for Loans	Collectively	for Loans	Impaired Loans	Acquired,
	Evaluated for	Individually	Evaluated for	Collectively	Evaluated for	Impaired Loans
(Amounts in Thousands)	Impairment	Evaluated	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction — commercial	$285	$—	$42,409	$1,472	$—	$—
Land development	50	5	16,600	1,767	—	—
Other land loans	436	—	23,520	747	512	—
Commercial and industrial	3,518	—	90,084	4,511	521	—
Multi-family residential	3,249	257	64,575	824	—	—
Non-farm, non-residential	4,894	158	346,586	2,688	424	—
Agricultural	—	—	1,342	19	—	—
Farmland	—	—	36,954	70	—	—

Total commercial loans	12,432	420	622,070	12,098	1,457	—
Consumer real estate loans
Home equity lines	1,397	34	110,223	2,104	—	—
Single family residential mortgage	16,793	1,870	530,600	7,999	1,764	—
Owner-occupied construction	6	—	18,343	193	—	—

Total consumer real estate loans	18,196	1,904	659,166	10,296	1,764	—
Consumer and other loans
Consumer loans	98	—	63,377	1,764	—	—
Other	—	—	7,646	—	—	—

Total consumer and other loans	98	—	71,023	1,764	—	—

Total loans	$30,726	$2,324	$1,352,259	$24,158	$3,221	$—

Non-accrual and Past Due Loans
Non-accrual loans, presented by loan class, consisted of the following at March 31, 2011, and December 31, 2010:

	March 31,	December 31,
(Amounts in Thousands)	2011	2010
Construction — commercial	$469	$285
Land development	—	50
Other land loans	130	321
Commercial and industrial	3,972	3,518
Multi-family residential	1,624	2,463
Non-farm, non-residential	4,706	4,670
Home equity lines	889	868
Single family residential mortgage	4,940	6,364
Owner-occupied construction	126	6
Consumer loans	70	99

Total	16,926	18,644
Acquired, impaired loans	777	770

Total non-accrual loans	$17,703	$19,414

The following tables present the aging of the recorded investment in past due loans, by loan class, as of March 31, 2011, and December 31, 2010. There were no loans past due 90 days and still accruing interest at March 31, 2011 or December 31, 2010. Non-accrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category.

	March 31, 2011
				Total	Current	Total
(Amounts in Thousands)	30 - 59 Days	60 - 89 Days	90+ Days	Past Due	Loans	Loans
Construction — commercial	$657	$—	$95	$752	$30,006	$30,758
Land development	—	—	—	—	5,781	5,781
Other land loans	100	—	499	599	23,360	23,959
Commercial and industrial	230	34	3,593	3,857	88,107	91,964
Multi-family residential	1,823	—	1,624	3,447	71,822	75,269
Non-farm, non-residential	2,024	124	3,669	5,817	339,448	345,265
Agricultural	17	—	—	17	1,375	1,392
Farmland	372	—	—	372	46,856	47,228
Home equity lines	475	38	525	1,038	110,764	111,802
Single family residential mortgage	6,505	1,468	3,308	11,281	534,035	545,316
Owner-occupied construction	132	—	124	256	22,250	22,506
Consumer loans	179	7	15	201	61,828	62,029
Other	3	—	—	3	12,413	12,416

Total loans	$12,517	$1,671	$13,452	$27,640	$1,348,045	$1,375,685

	December 31, 2010
				Total	Current	Total
(Amounts in Thousands)	30 - 59 Days	60 - 89 Days	90+ Days	Past Due	Loans	Loans
Construction — commercial	$531	$—	$122	$653	$42,041	$42,694
Land development	—	—	50	50	16,600	16,650
Other land loans	—	—	684	684	23,784	24,468
Commercial and industrial	3,648	121	356	4,125	89,998	94,123
Multi-family residential	956	—	1,793	2,749	65,075	67,824
Non-farm, non-residential	3,251	2,056	3,249	8,556	343,348	351,904
Agricultural	19	—	—	19	1,323	1,342
Farmland	110	—	—	110	36,844	36,954
Home equity lines	682	250	608	1,540	110,080	111,620
Single family residential mortgage	10,287	1,741	4,213	16,241	532,916	549,157
Owner-occupied construction	855	326	6	1,187	17,162	18,349
Consumer loans	433	47	31	511	62,964	63,475
Other	—	—	—	—	7,646	7,646

Total loans	$20,772	$4,541	$11,112	$36,425	$1,349,781	$1,386,206

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of March 31, 2011, and December 31, 2010.

	March 31,	December 31,
(In Thousands)	2011	2010
Interest-bearing demand deposits	$287,006	$262,420
Savings and money market deposits	420,481	426,547
Certificates of deposit and individual retirement accounts	707,458	726,837

Total	$1,414,945	$1,415,804

Note 7. Borrowings
The following schedule details the Company’s indebtedness at March 31, 2011, and December 31, 2010.

	March 31,	December 31,
(In Thousands)	2011	2010
Securities sold under agreements to repurchase	$139,472	$140,894
FHLB borrowings	150,000	175,000
Subordinated debt	15,464	15,464
Other long-term debt	722	729

Total	$305,658	$332,087

Securities sold under agreements to repurchase consist of $89.47 million and $90.89 million of retail overnight and term repurchase agreements at March 31, 2011, and December 31, 2010, respectively, and $50.00 million of wholesale repurchase agreements at both March 31, 2011, and December 31, 2010.
The Company had a derivative interest rate swap instrument where it received LIBOR-based variable interest payments and paid fixed interest payments that ended in January 2011. The instrument effectively fixed $50.00 million of FHLB borrowings at 4.34% for a period of five years. For a more detailed discussion of activities regarding derivatives, please see Note 13 to the Consolidated Financial Statements.
FHLB borrowings included $150.00 million in convertible and callable advances at March 31, 2011, and $175.00 million at December 31, 2010. During the first quarter of 2011, the company prepaid a $25.00 million FHLB advance with an associated prepayment penalty of $471 thousand. The weighted average interest rate of all the advances was 4.12% at March 31, 2011, and 2.39% at December 31, 2010.
At March 31, 2011, the FHLB advances have approximate contractual maturities between six and ten years. The scheduled maturities of the advances are as follows:

(In Thousands)	Amount
2011	$—
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	150,000

Total	$150,000

The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. At March 31, 2011, advances from the FHLB were secured by qualifying loans of $302.76 million.
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

Note 8. Net Periodic Benefit Cost-Defined Benefit Plans
The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified defined executive retention plan for the three-month periods ended March 31, 2011 and 2010.

	For the Three Months
	Ended March 31,
(In Thousands)	2011	2010
Service cost	$73	$52
Interest cost	55	52

Net periodic cost	$128	$104

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified directors’ retirement plan for the three-month period ended March 31, 2011.

For the Three Months
Ended March 31,
(In Thousands)	2011
Service cost	$29
Interest cost	11

Net periodic cost	$40

Note 9. Comprehensive Income
The components of the Company’s comprehensive income, net of deferred income taxes, for the three-month periods ended March 31, 2011 and 2010, are as follows:

	For the Three Months
	Ended March 31,
(In Thousands)	2011	2010
Net income	$5,751	$5,278
Other comprehensive income
Unrealized loss on securities available-for-sale with other-than-temporary impairment	943	—
Unrealized loss on securities available-for-sale without other-than-temporary impairment	6,122	8,050
Reclassification adjustment for gains realized in net income	(1,836)	(250)
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	527	—
Unrealized gain on derivative contract	—	424
Income tax effect	(2,144)	(3,063)

Total other comprehensive income	3,612	5,161

Comprehensive income	$9,363	$10,439

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

Note 11. Segment Information
The Company operates within two business segments, Community Banking and Insurance Services. The Community Banking segment includes both commercial and consumer lending and deposit services. This segment provides customers with such products as commercial loans, real estate loans, business financing, and consumer loans. This segment also provides customers with a range of deposit products including demand deposit accounts, savings accounts, and certificates of deposit. In addition, the Community Banking segment provides wealth management services to a broad range of customers. The Insurance Services segment is a full-service insurance agency providing commercial and personal lines of insurance.
The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three-month periods ended March 31, 2011 and 2010.

	For the Three Months
	Ended March 31, 2011
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income (loss)	$18,346	$(38)	$(33)	$18,275
Provision for loan losses	1,612	—	—	1,612
Noninterest income (loss)	7,804	1,966	(271)	9,499
Noninterest expense (income)	16,936	1,525	(398)	18,063

Income before income taxes	7,602	403	94	8,099
Provision for income taxes	2,151	159	38	2,348

Net income	$5,451	$244	$56	$5,751

End of period goodwill and other intangibles	$78,518	$11,878	$—	$90,396

End of period assets	$2,223,371	$12,797	$4,812	$2,240,980

	For the Three Months
	Ended March 31, 2010
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income (loss)	$18,678	$(33)	$(26)	$18,619
Provision for loan losses	3,665	—	—	3,665
Noninterest income (loss)	6,609	2,219	(250)	8,578
Noninterest expense (income)	15,021	1,479	(428)	16,072

Income before income taxes	6,601	707	152	7,460
Provision for income taxes	1,869	291	22	2,182

Net income	$4,732	$416	$130	$5,278

End of period goodwill and other intangibles	$79,237	$11,568	$—	$90,805

End of period assets	$2,252,443	$12,465	$14,031	$2,278,939

Note 12. Fair Value
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
Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U. S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U. S. Agency securities, mortgage-backed securities, municipal securities, single issue trust preferred securities, pooled trust preferred securities, and certain equity securities that are not actively traded.
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
Internal collateral valuations are generally performed within two to four weeks of the original identification of potential impairment and receipt of the third party valuation. The internal valuation is performed by comparing the original appraisal to current local real estate market conditions and experience with consideration of liquidation costs. The result of the internal valuation is compared to the outstanding loan balance, and, if warranted, a specific impairment reserve will be established at the completion of the internal evaluation.
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
Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan less the specific reserve is any downward adjustment to the appraised value that the Company determines appropriate. These differences generally consist of costs to sell the property, as well as a deflator for the devaluation of property seen by bank sellers. The Company considers these factors in fair value adjustments.
In the Company’s experience, it rarely returns loans to performing status after they have been partially charged off. Generally, credits identified as impaired move quickly through the process towards ultimate resolution.
Other Real Estate Owned. The fair value of the Company’s other real estate owned is determined using current and prior appraisals, estimates of costs to sell, and proprietary qualitative adjustments. Accordingly, other real estate owned is stated at a Level 3 fair value.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011, and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2011
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$—	$9,730	$—	$9,730
Agency mortgage-backed securities	—	215,979	—	215,979
Non-Agency Alt-A residential MBS	—	12,220	—	12,220
Municipal securities	—	147,092	—	147,092
Single issue trust preferred securities	—	44,767	—	44,767
Pooled trust preferred securities	—	560	—	560
Equity securities	597	20	—	617

Total available-for-sale securities	$597	$430,368	$—	$430,965

Deferred compensation assets	$3,099	$—	$—	$3,099

Derivative assets
Interest rate lock commitments	—	64	—	64

Total derivative assets	$—	$64	$—	$64

Deferred compensation liabilities	$3,099	$—	$—	$3,099

Derivative liabilities
Interest rate lock commitments	—	14	—	14

Total derivative liabilities	$—	$14	$—	$14

	December 31, 2010
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency securities	$—	$9,832	$—	$9,832
Agency mortgage-backed securities	—	215,013	—	215,013
Non-Agency Alt-A residential MBS	—	11,277	—	11,277
Municipal securities	—	176,138	—	176,138
FDIC-backed securities		25,660		25,660
Single issue trust preferred securities	—	41,244	—	41,244
Pooled trust preferred securities	—	264	—	264
Equity securities	616	20	—	636

Total available-for-sale securities	$616	$479,448	$—	$480,064

Deferred compensation assets	$3,192	$—	$—	$3,192

Derivative assets
Interest rate lock commitments	—	28	—	28

Total derivative assets	$—	$28	$—	$28

Deferred compensation liabilities	$3,192	$—	$—	$3,192

Derivative liabilities
Interest rate swap	—	31	—	31
Interest rate lock commitments	—	59	—	59

Total derivative liabilities	$—	$90	$—	$90

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; thus, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. Items subject to nonrecurring fair value adjustments at March 31, 2011, and December 31, 2010, are as follows:

	March 31, 2011
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,145	$5,145
Restructured loans	—	—	6,520	6,520
Other real estate owned	—	—	5,644	5,644

	December 31, 2010
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$10,906	$10,906
Restructured loans	—	—	5,771	5,771
Other real estate owned	—	—	4,910	4,910

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

	March 31, 2011		December 31, 2010
	Carrying		Carrying
(In Thousands)	Amount	Fair Value	Amount	Fair Value

Assets
Cash and cash equivalents	$175,467	$175,467	$112,189	$112,189
Investment securities	435,489	435,569	484,701	484,768
Loans held for sale	2,614	2,631	4,694	4,700
Loans held for investment, less allowance	1,349,203	1,361,063	1,359,724	1,370,173
Accrued interest receivable	7,288	7,288	7,675	7,675
Bank owned life insurance	42,583	42,583	42,241	42,241
Derivative financial assets	64	64	28	28
Deferred compensation assets	3,099	3,099	3,192	3,192

Liabilities
Demand deposits	$222,072	$222,072	$205,151	$205,151
Interest-bearing demand deposits	287,006	287,006	262,420	262,420
Savings deposits	420,481	420,481	426,547	426,547
Time deposits	707,458	714,388	726,837	735,332
Securities sold under agreements to repurchase	139,472	159,687	140,894	161,100
Accrued interest payable	3,001	3,001	3,264	3,264
FHLB and other indebtedness	166,186	176,234	191,193	203,539
Derivative financial liabilities	14	14	90	90
Deferred compensation liabilities	3,099	3,099	3,192	3,192
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

(In Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Interest rate swap	$—	$50,000	$50,000
IRLC’s	7,629	7,566	2,966
As of March 31, 2011, December 31, 2010, and March 31, 2010, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	March 31, 2011		December 31, 2010		March 31, 2010
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value	Location	Value
Derivatives not designated as hedges
IRLC’s	Other assets	$64	Other assets	$28	Other assets	$—

Total		$64		$28		$—

	Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2010
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value	Location	Value
Derivatives designated as hedges
Interest rate swap	Other liabilities	$—	Other liabilities	$31	Other liabilities	$1,691

Total		$—		$31		$1,691

Derivatives not designated as hedges
IRLC’s	Other liabilities	$14	Other liabilities	$59	Other liabilities	$49

Total		$14		$59		$49

Total derivatives		$14		$90		$1,740

Interest Rate Swaps. The Company uses interest rate swap contracts to modify its exposure to interest rate risk. The Company had a derivative interest rate swap instrument that ended in January 2011. The Company employed a cash flow hedging strategy to effectively convert certain floating-rate liabilities into fixed-rate instruments. The interest rate swap was accounted for under the “short-cut” method as required by the Derivatives and Hedging Topic 815 of the ASC. Changes in fair value of the interest rate swap were reported as a component of other comprehensive income. The Company does not currently employ fair value hedging strategies.
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
Effect of Derivatives and Hedging Activities on the Income Statement
For the quarters ended March 31, 2011 and 2010, the Company has determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments for the three-month periods ended March 31, 2011 and 2010.

		Amount of Gain
Derivatives Not	Location of Gain	Recognized in Income on Derivative
Designated as Hedging	Recognized in Income on	Three Months Ended March 31,
Instruments	Derivative	2011	2010
(In Thousands)
IRLC’s	Other income	$81	$23

Total		$81	$23

Counterparty Credit Risk. Like other financial instruments, derivatives contain an element of “credit risk.” Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee. The Company reviews its counterparty risk regularly and has determined that, as of March 31, 2011, there is no significant counterparty credit risk.

PART I. ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.
The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations. This discussion and analysis should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K and the other financial information included in this report.
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.24 billion at March 31, 2011. Through its community bank subsidiary, First Community Bank, N. A. (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through 56 locations in Virginia, West Virginia, North Carolina, and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc. (“GreenPoint”), a North Carolina based full-service insurance agency offering commercial and personal lines. The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.
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
These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	Inflation, interest rate, market and monetary fluctuations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of users to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes;

•	The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	The growth and profitability of noninterest or fee income being less than expected;

•	Changes in the level of our non-performing assets and charge-offs;

•	The effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	Possible other-than-temporary impairments of securities held by us;

•	The impact of current governmental efforts to restructure the U. S. financial regulatory system, including the recent enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	Changes in consumer spending and savings habits; and

•	Unanticipated regulatory or judicial proceedings.
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
The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company. These factors and other risks and uncertainties are discussed in Item 1A., “Risk Factors,” in Part II of this Quarterly Report on Form 10-Q and the Company’s 2010 Form 10-K.
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
The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The disclosures presented in the Notes to the Consolidated Financial Statements and in Management’s Discussion and Analysis provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the accounting for and valuation of investment securities, the determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the four accounting areas that require the most subjective or complex judgments. The identified critical accounting policies are described in detail in the Company’s 2010 Form 10-K.
COMPANY OVERVIEW
The Company is a financial holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services. The Company reported total assets of $2.24 billion at March 31, 2011.
The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed. The Company invests its funds primarily in loans to retail and commercial customers. In addition to loans, the Company invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. The Company also maintains overnight interest-bearing balances with the Federal Reserve and other correspondent banks. The difference between interest earned on assets and interest paid on liabilities is the Company’s primary source of earnings. Net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.
The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC. The Bank’s Trust Division and IPC manage assets with an aggregate market value of $893 million as of March 31, 2011. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.
RECENT LEGISLATION
On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
•	Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Limit the preemption of state law by federal law and disallow subsidiaries and affiliates of national banks, such as the Bank, from availing themselves of such preemption.

•	Require the Office of the Comptroller of the Currency (the “OCC”) to seek to make its capital requirements for national banks, such as the Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Require financial holding companies, such as First Community, to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to engage in interstate bank acquisitions.

•	Impose comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institutions themselves.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.

•	Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve to examine bank holding companies, such as First Community, and their non-bank subsidiaries.
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
RESULTS OF OPERATIONS
Overview
The following are some significant developments regarding the Company and its operations in the first quarter of 2011:
•	Net income increased $473 thousand, or 8.96%, to $5.75 million for the first quarter of 2011, as compared to the first quarter of 2010.

•	Return on average assets for the first quarter of 2011 improved to 1.05%, as compared to 0.85% for the fourth quarter of 2010.

•	Loan loss provisions were reduced by $2.07 million for the first quarter of 2011, or 56.27%, from the fourth quarter of 2010.

•	The allowance for loan losses as a percentage of total loans increased to 1.93% at March 31, 2011, as compared to 1.91% at December 31, 2010.

•	Net interest income for the first quarter of 2011 increased $176 thousand, or 0.97%, over the fourth quarter of 2010.

•	Net interest margin for the first quarter of 2011 increased to 3.96%, or 18 basis points, over the fourth quarter of 2010.

•	Net charge-offs for the first quarter of 2011 were $1.61 million, a decrease of $2.01 million from the fourth quarter of 2010.

•	Tangible book value per common share increased to $10.48, up $0.45, or 4.49%, from December 31, 2010.

•	The ratio of non-performing assets to total assets was 111 basis points, an improvement of 21 basis points from December 31, 2010.
Net Income
Net income for the three months ended March 31, 2011, was $5.75 million, or $0.32 per diluted common share, compared with net income of $5.28 million, or $0.30 per diluted common share, for the three months ended March 31, 2010, an increase of $473 thousand. Increases in net income were primarily due to the decrease in the provision for loan losses and the reduction of interest on deposits and borrowings offset by the increase in salaries and employee benefits.
Net Interest Income — Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $18.28 million for the three months ended March 31, 2011, compared with $18.62 million for the corresponding period in 2010, a decrease of $344 thousand, or 1.85%. Tax-equivalent net interest income totaled $19.14 million for the three months ended March 31, 2011, a decrease of $291 thousand, or 1.50%, from $19.43 million for the corresponding period in 2010. The decrease in tax-equivalent net interest income was due primarily to decreases in interest earned on loans and securities.
Average earning assets increased $1.03 million while average interest-bearing liabilities decreased $46.41 million during the first quarter of 2011 compared with the same period of 2010. The yield on average earning assets decreased 41 basis points to 5.26% from 5.67% between the three months ended March 31, 2011 and 2010, respectively. Total cost of interest-bearing liabilities decreased 34 basis points between the first quarters of 2011 and 2010, which resulted in a net interest rate spread that was seven basis points lower, at 3.78%, for the first quarter of 2011 compared with 3.85% for the same period last year. The Company’s tax-equivalent net interest margin of 3.96% for the three months ended March 31, 2011, decreased six basis points from 4.02% for the same period of 2010.
The yield on loans decreased 21 basis points to 6.01% from 6.22% for the three months ended March 31, 2011 and 2010, respectively. Tax-equivalent loan interest income for the first quarter of 2011 decreased $902 thousand, or 4.22%, compared with the first quarter of 2010 due to the effect of the extended low interest rate environment in the United States and reduction in loan volume.
The tax-equivalent yield on available-for-sale securities decreased 75 basis points to 4.17% during the three months ended March 31, 2011, while the average balance decreased by $14.83 million, or 3.08%, compared with the same period in 2010. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Average interest-bearing balances with banks were $108.18 million during the first quarter of 2011, and the yield was 0.26%. Interest-bearing balances with banks are comprised largely of excess liquidity kept at the Federal Reserve and bear overnight market rates. The Company maintained high levels of liquidity during the first three months of 2011 in anticipation of rising interest rates.
The average balances of interest-bearing demand deposits decreased $35.12 million, or 14.85%, while the average rate paid during the first quarter of 2011 decreased two basis points when compared with the same period in 2010. During the three months ended March 31, 2011, the average balances of savings deposits increased $14.69 million, or 3.56%, while the average rate paid decreased 48 basis points compared to the same period in 2010. Average time deposits decreased $72.36 million, or 9.14%, while the average rate paid on time deposits decreased 42 basis points from 2.29% in the first quarter of 2010 to 1.87% in the first quarter of 2011. The level of average noninterest-bearing demand deposits increased $12.83 million, or 6.44%, to $211.89 million during the quarter ended March 31, 2011, compared with the corresponding period of the prior year. During the quarter ended March 31, 2011, customers shifted from time accounts into money market and savings products all while the Company reduced the level of time deposit only customer relationships.

The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $3.29 million, or 3.58%, to $88.68 million for the first quarter of 2011, while the rate decreased 43 basis points to 0.79% during the same period. The decrease in average balance is largely attributed to customers converting retail repurchase agreements to certificates of deposit and lower business balances in the slow economy. There were no federal funds purchased on average during the first quarters of 2011 and 2010. Wholesale repurchase agreements remained unchanged at $50.00 million, while the rate increased three basis points between the periods due to structure within those borrowings. The average balance of FHLB borrowings and other long-term debt decreased by $20.56 million, or 10.35%, in the first quarter of 2011 to $178.18 million, while the rate paid on those borrowings increased 51 basis points. The Company prepaid a $25.00 million FHLB advance paying 4.00% during the first quarter of 2011.
Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
Assets
Earning assets
Loans (2)	$1,382,526	$20,496	6.01%	$1,395,669	$21,398	6.22%
Securities available-for-sale	466,288	4,796	4.17%	481,116	5,833	4.92%
Securities held-to-maturity	4,545	95	8.48%	7,139	148	8.41%
Interest-bearing deposits	108,179	69	0.26%	76,587	46	0.24%

Total earning assets	1,961,538	25,456	5.26%	1,960,511	27,425	5.67%
Other assets	265,717			283,275

Total assets	$2,227,255			$2,243,786

Liabilities
Interest-bearing deposits
Demand deposits	$271,604	$211	0.32%	$236,484	$200	0.34%
Savings deposits	427,727	356	0.34%	413,037	831	0.82%
Time deposits	719,476	3,313	1.87%	791,838	4,471	2.29%

Total interest-bearing deposits	1,418,807	3,880	1.11%	1,441,359	5,502	1.55%
Borrowings
Retail repurchase agreements	88,684	173	0.79%	91,976	276	1.22%
Wholesale repurchase agreements	50,000	467	3.79%	50,000	463	3.76%
FHLB borrowings and other indebtedness	178,180	1,795	4.09%	198,744	1,752	3.58%

Total borrowings	316,864	2,435	3.12%	340,720	2,491	2.97%

Total interest-bearing liabilities	1,735,671	6,315	1.48%	1,782,079	7,993	1.82%

Noninterest-bearing demand deposits	211,894			199,065
Other liabilities	4,340			5,223
Stockholders’ equity	275,350			257,419

Total liabilities and stockholders’ equity	$2,227,255			$2,243,786

Net interest income, tax-equivalent		$19,141			$19,432

Net interest rate spread (3)			3.78%			3.85%

Net interest margin (4)			3.96%			4.02%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax-equivalent net interest income divided by average earning assets.

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

		Three Months Ended
		March 31, 2011, Compared to 2010
	Dollar Increase (Decrease) due to
			Rate/
(In Thousands)	Volume	Rate	Volume	Total
Interest Earned On:
Loans (FTE)	$(201)	$(707)	6	$(902)
Securities available-for-sale (FTE)	$(180)	$(885)	28	(1,037)
Securities held-to-maturity (FTE)	$(54)	$1	(0)	(53)
Interest-bearing deposits with other banks	$19	$3	1	23

Total interest earning assets	$(416)	(1,588)	35	(1,969)

Interest Paid On:
Demand deposits	30	(16)	(3)	11
Savings deposits	30	(487)	(18)	(475)
Time deposits	(409)	(825)	76	(1,158)
Retail repurchase agreements	(10)	(97)	4	(103)
Wholesale repurchase agreement	—	4	(0)	4
FHLB borrowings and other long-term debt	(181)	250	(26)	43

Total interest-bearing liabilities	(540)	(1,171)	33	(1,678)

Change in net interest income, tax-equivalent	$124	$(417)	$2	$(291)

Provision and Allowance for Loan Losses
During the last three years, there has been significant stress in both commercial and residential real estate markets, resulting in significant declines in valuations. Decreases in real estate values adversely affect the value of property used as collateral for loans, including loans originated by the Company. In addition, adverse changes in the economy, particularly continued high rates of unemployment may have a negative effect on the ability of the Company’s borrowers to make timely loan payments. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.
The Company’s allowance for loan losses was $26.48 million at both March 31, 2011, and December 31, 2010, and $24.51 million at March 31, 2010. The Company’s allowance for loan loss activity for the three-month periods ended March 31, 2011 and 2010 is as follows:

	For the Three Months
	Ended March 31,
(In Thousands)	2011	2010
Allowance for loan losses
Beginning balance	$26,482	$24,277
Provision for loan losses	1,612	3,665
Charge-offs	(2,027)	(3,732)
Recoveries	415	298

Net charge-offs	(1,612)	(3,434)

Ending balance	$26,482	$24,508

The total allowance for loan losses to loans held for investment ratio was 1.93% at March 31, 2011, compared with 1.91% at December 31, 2010, and 1.80% at March 31, 2010. Management considers the allowance to be adequate based upon its analysis of the portfolio as of March 31, 2011. Management believes that it uses relevant information available to make determinations about the allowance. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because of events and conditions affecting borrowers and loan collateral, charge-offs cannot be predicted with certainty. Accordingly, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate. The methodology for the development of the allowance for loan losses was recently enhanced to further segment the commercial loan portfolio by risk grade. Historical loss rates by risk grade are adjusted by environmental factors to estimate the amount of reserve needed by segment. The Company believes this enhancement will result in increased granularity within the allowance for loan losses and will be more reflective of trends within the commercial loan portfolio.
During the first quarter of 2011, the Company incurred net charge-offs of $1.61 million, compared with $3.43 million in the respective period of 2010. Annualized net charge-offs for the first quarter of 2011 were 0.47% of the average loan balance. The Company made provisions for loan losses of $1.61 million for the three-month period ended March 31, 2011, compared to $3.67 million in the same period of 2010. Provisions for loan losses covered net charge-offs for the three-month period ended March 31, 2011. The decrease in the loan loss provision for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, is primarily attributable to the general decline in net charge-offs throughout the last five quarters.
Total delinquent loans as of March 31, 2011, measured 2.23% of total loans and were comprised of loans 30-89 days delinquent of 0.94% of total loans and loans in non-accrual status of 1.29% of total loans. Total delinquency has decreased approximately $5.71 million since December 31, 2010. Non-performing loans, comprised of non-accrual loans and unseasoned loan restructurings (as the Company does not have any loans that are 90 days past due and still accruing), as a percentage of total loans were 1.40% at March 31, 2011, 1.78% at December 31, 2010, and 1.33% at March 31, 2010.
At March 31, 2011, the primary composition of non-accrual loans, including acquired, impaired non-accrual loans, is 27.91% single family residential mortgage; 26.58% non-farm, non-residential commercial loans; and 24.74% commercial and industrial loans. Approximately $3.46 million, or 19.56%, of non-accrual loans is attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income for the first quarter of 2011 was $9.50 million compared with noninterest income of $8.58 million in the same period of 2010, an increase of $921 thousand. Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges and gains on the sale of securities, noninterest income for the quarter ended March 31, 2011, decreased $138 thousand, or 1.66%, compared to the same period in 2010. Wealth management revenues increased $9 thousand, or 1.02%, to $894 thousand for the three months ended March 31, 2011, compared with the same period in 2010. Service charges on deposit accounts increased $39 thousand, or 1.30%, to $3.03 million for the three months ended March 31, 2011, compared with the same period in 2010. Other service charges and fees increased $125 thousand, or 9.76%, to $1.41 million for the three months ended March 31, 2011, compared with the same period in 2010. Insurance commissions for the first quarter of 2011 were $1.94 million, a decrease of $258 thousand, or 11.72%, from the comparable period in 2010. The decrease in insurance commissions reflects the effects of the recent recession, as well as the soft insurance market. Other operating income totaled $916 thousand for the three months ended March 31, 2011, a decrease of $53 thousand, or 5.47%, compared with the same period in 2010. For the quarter ended March 31, 2011, the Company recognized $527 thousand of OTTI charges on a non-agency mortgage-backed security, compared to no impairment losses during the same period of 2010. During the first quarter of 2011, net securities gains of $1.84 million were realized compared with net gains of $250 thousand in the comparable period in 2010.
For a more detailed discussion of activities regarding investment securities and impairment charges, please see Note 3 to the Consolidated Financial Statements included in Part I.
Noninterest Expense
Noninterest expense totaled $18.06 million for the quarter ended March 31, 2011, an increase of $1.99 million, or 12.39%, from the same period in 2010. Salaries and employee benefits for the first quarter of 2011 increased $1.16 million, or 14.56%, compared to the same period in 2010. The Company has increased staffing levels in credit administration, marketing, and compliance due to increasing regulatory burdens. The Company has also been experiencing a significant increase in health insurance costs in recent quarters. Occupancy and furniture and equipment expenses decreased $51 thousand, or 1.95%, between the comparable periods. Deposit insurance premiums and assessments were $878 thousand for the three-month period ended March 31, 2011, an increase of $177 thousand, or 25.25%, compared to the same period in

2010. Other operating expense totaled $4.76 million for the first quarter of 2011, an increase of $231 thousand, or 5.10%, from $4.53 million for the first quarter of 2010. Increases in consulting and service fees and debit card costs of $401 thousand and $181 thousand, respectively, were largely offset by a decrease in other real estate expenses of $355 thousand.
During the first quarter of 2011, the Company prepaid a $25.00 million FHLB advance, and the expense associated with that prepayment was $471 thousand.
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
For the first quarter of 2011, income taxes were $2.35 million compared with income taxes of $2.18 million for the first quarter of 2010. For the quarters ended March 31, 2011 and 2010, the effective tax expense rates were 28.99% and 29.25%, respectively.
FINANCIAL CONDITION
Total assets at March 31, 2011, decreased $3.26 million, or 0.15%, to $2.24 billion from December 31, 2010. Cash and cash equivalents increased $63.28 million since year end 2010. Total liabilities at March 31, 2011, decreased $11.23 million, or 0.57%, to $1.96 billion from December 31, 2010. Deposits increased $16.06 million, securities sold under agreements to repurchase decreased $1.42 million, and short term borrowings decreased $25.01 million during the first quarter of 2011.
Securities
Available-for-sale securities were $430.97 million at March 31, 2011, compared with $480.06 million at December 31, 2010, a decrease of $49.10 million, or 10.23%. The market value of securities available-for-sale as a percentage of amortized cost improved from 96.40% at December 31, 2010, to 97.25% at March 31, 2011, reflecting improved pricing on certain issues. Held-to-maturity securities declined to $4.52 million at March 31, 2011, compared with $4.64 million at December 31, 2010.
During the first quarter, the Company recognized OTTI charges in earnings related to a non-agency mortgage-backed security of $527 thousand.
For a more detailed discussion of activities regarding investment securities, please see Note 3 to the Consolidated Financial Statements included in Part I.
Loan Portfolio
Loans Held for Sale
The $2.61 million balance of loans held for sale at March 31, 2011, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments to originate mortgage loans for customers at March 31, 2011, was $7.63 million on 52 loans.
Loans Held for Investment
Total loans held for investment were $1.38 billion at March 31, 2011, representing a decrease of $10.52 million from December 31, 2010, and a decrease of $15.19 million from March 31, 2010. The average loan to deposit ratio was 84.78% for the first quarter of 2011, compared with 85.54% for the fourth quarter of 2010, and 85.08% for the first quarter of 2010. Year-to-date average loans of $1.38 billion decreased $13.14 million when compared to year-to-date average loans of $1.40 billion in 2010.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of March 31, 2011, December 31, 2010, and March 31, 2010.

	March 31, 2011		December 31, 2010		March 31, 2010
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial loans
Construction — commercial	$30,758	2.24%	$42,694	3.08%	$41,729	3.00%
Land development	5,781	0.42%	16,650	1.20%	22,122	1.59%
Other land loans	23,959	1.74%	24,468	1.77%	28,536	2.05%
Commercial and industrial	91,964	6.68%	94,123	6.79%	100,744	7.24%
Multi-family residential	75,269	5.47%	67,824	4.89%	70,508	5.07%
Non-farm, non-residential	345,265	25.10%	351,904	25.39%	351,375	25.26%
Agricultural	1,392	0.10%	1,342	0.10%	1,278	0.09%
Farmland	47,228	3.43%	36,954	2.67%	39,659	2.85%

Total commercial loans	621,616	45.18%	635,959	45.89%	655,951	47.15%
Consumer real estate loans
Home equity lines	111,802	8.13%	111,620	8.05%	110,391	7.94%
Single family residential mortgage	545,316	39.64%	549,157	39.61%	537,530	38.65%
Owner-occupied construction	22,506	1.64%	18,349	1.32%	20,753	1.49%

Total consumer real estate loans	679,624	49.41%	679,126	48.98%	668,674	48.08%
Consumer and other loans
Consumer loans	62,029	4.51%	63,475	4.58%	60,632	4.36%
Other	12,416	0.90%	7,646	0.55%	5,617	0.41%

Total consumer and other loans	74,445	5.41%	71,121	5.13%	66,249	4.77%

Total	$1,375,685	100.00%	$1,386,206	100.00%	$1,390,874	100.00%

Loans Held for Sale	$2,614		$4,694		$1,494

Non-Performing Assets
Non-performing assets include loans on non-accrual status, unseasoned loan restructurings, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $24.86 million at March 31, 2011, $29.65 million at December 31, 2010, and $23.26 million at March 31, 2010. The percentage of non-performing assets to total assets was 1.11% at March 31, 2011, 1.32% at December 31, 2010, and 1.02% at March 31, 2010.

The following table details non-performing assets by category at the close of each of the quarters ended March 31, 2011, December 31, 2010, and March 31, 2010.

(Dollars in Thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Non-accrual loans	$17,703	$19,414	$17,477
Restructured loans	1,509	5,325	1,041
Loans 90 days or more past due and still accruing interest	—	—	—

Total non-performing loans	19,212	24,739	18,518

Other real estate owned	5,644	4,910	4,740

Total non-performing assets	$24,856	$29,649	$23,258

Restructured loans performing in accordance with modified terms	$7,519	$3,911	$2,050

Non-performing loans as a percentage of total loans	1.40%	1.78%	1.33%
Non-performing assets as a percentage of total assets	1.11%	1.32%	1.02%
Non-performing assets as a percentage of total loans and other real estate owned	1.80%	2.13%	1.67%
Allowance for loan losses as a percentage of non-performing loans	137.8%	107.0%	132.3%
Ongoing activity within the classification and categories of non-performing loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the non-performing classification as a result of changing economic conditions, borrower financial capacity, and resolution efforts on the part of the Company. There were no loans 90 days past due and still accruing at March 31, 2011, December 31, 2010, and March 31, 2010. OREO was $5.64 million at March 31, 2011, an increase of $734 thousand from December 31, 2010, and is carried at the lesser of estimated net realizable value or cost. OREO increased from December 31, 2010, as a result of escalation in asset resolution and foreclosure activity. At March 31, 2011, OREO consisted of 51 properties with an average book value of $175 thousand and an average holding period of 7 months. During the three-month period ended March 31, 2011, net losses on the sale of OREO totaled $154 thousand.
The Company’s Special Assets staff assumes the management and monitoring of all loans determined to be seriously delinquent or impaired. When resolution through secondary repayment sources becomes evident, updated appraisals are ordered and the Company generally begins to complete the tasks necessary to gain control of the collateral and prepare for liquidation, including, but not limited to engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate. Special Assets staff also regularly reviews the relationship to identify any potential adverse developments during this time and continues to seek alternative resolution processes, where possible.
At March 31, 2011, the allowance for loan losses related to loan restructurings totaled $1.01 million. Total interest income recognized on loan restructurings for the three months ended March 31, 2011, totaled $123 thousand. When restructuring loans for troubled borrowers, the Company generally makes concessions in interest rates and amortization terms.
Deposits and Other Borrowings
Total deposits increased by $16.06 million, or 0.99%, during the first three months of 2011. Noninterest-bearing demand deposits increased $16.92 million to $222.07 million at March 31, 2011, compared with $205.15 million at December 31, 2010. Interest-bearing demand deposits increased $24.59 million to $287.01 million at March 31, 2011, from December 31, 2010. Savings decreased $6.07 million, or 1.42%, and time deposits decreased $19.38 million, or 2.67%, during the first three months of 2011.
Securities sold under repurchase agreements decreased $1.42 million, or 1.01%, in the first three months of 2011 to $139.47 million. There were no federal funds purchased outstanding at March 31, 2011, as the Company maintained a very strong liquidity position throughout the first three months of 2011.

Stockholders’ Equity
Total stockholders’ equity increased $7.97 million, or 2.95%, from $269.88 million at December 31, 2010, to $277.85 million at March 31, 2011. Changes in equity were primarily the result of net income of $5.75 million, an increase in accumulated other comprehensive income of $3.61 million, and common dividends paid of $1.79 million.
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At March 31, 2011, the Company’s total risk-based capital ratio was 15.81% compared with 15.33% at December 31, 2010. The Company’s Tier 1 risk-based capital ratio was 14.55% at March 31, 2011, compared with 14.07% at December 31, 2010. The Company’s Tier 1 leverage ratio at March 31, 2011, was 9.66% compared with 9.44% at December 31, 2010. All of the Company’s regulatory capital ratios exceed the current “well-capitalized” levels.
During the second quarter of 2010, the OCC issued an Individual Minimum Capital Ratio to the Bank which requires it to maintain a total risk-based capital ratio of 11.50%, a Tier 1 risk-based capital ratio of 10.00%, and a Tier 1 leverage ratio of 7.50%. The Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage ratios were 14.65%, 13.40%, and 8.87%, respectively, at March 31, 2011.
Liquidity and Capital Resources
At March 31, 2011, the Company maintained liquidity in the form of cash and cash equivalent balances of $175.47 million, unpledged securities available-for-sale of $133.31 million, and total FHLB credit availability of approximately $202.28 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
The Company is a holding company, which is a separate legal entity from the Bank, and at March 31, 2011, maintained cash balances of $10.04 million. As a result of investment securities impairments in 2009, the Bank is limited as to the dividends it can pay. Accordingly, the Bank would need permission from the OCC prior to paying dividends to the Company. The cash reserves and investments held by the Company, as well as management fee arrangements, provide adequate working capital to meet its obligations and projected dividends to shareholders for the next twelve months and through the projected period of dividend restrictions.
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
In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook and estimates the economic value of equity for a range of assumed interest rate scenarios. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and the Company’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the Company’s strategies. However, the earnings simulation model is currently the best tool available to the Company and the industry for managing interest rate risk.
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure. At March 31, 2011, modeling indicates that the Company is in a relatively neutral position with respect to sensitivity to interest rate changes.
The Company has established policy limits for tolerance of interest rate risk in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits.

The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of March 31, 2011, and December 31, 2010, of immediate and sustained rate shocks in the interest rate environments of plus 300 to minus 100 basis points from the base case rate simulation, assuming no remedial measures are affected. At March 31, 2011, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering complete downward shocks greater than 100 basis points unrealistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

Rate Sensitivity Analysis
	March 31, 2011
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates (Basis Points)	Income	Change	of Equity	Change

300	$2,926	4.0	$(3,690)	(1.1)
200	1,659	2.3	489	0.2
100	735	1.0	3,137	1.0
(100)	(351)	(0.5)	(14,237)	(4.4)

	December 31, 2010
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates (Basis Points)	Income	Change	of Equity	Change

300	$932	1.2	$(10,634)	(3.6)
200	121	0.2	(1,530)	(0.5)
100	329	0.4	4,734	1.6
(100)	(105)	(0.1)	(21,503)	(7.3)
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
Changes in Internal Control over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
There were no material changes to the risk factors as previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) Not Applicable
     (b) Not Applicable
     (c) Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s Common Stock during the first quarter of 2011.

			Total Number	Maximum
	Total		of Shares	Number of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan (1)

January 1-31, 2011	—	$—	—	884,513
February 1-28, 2011	—	—	—	885,851
March 1-31, 2011	—	—	—	912,077

Total	—	$—	—

(1)	The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 1,100,000 shares. The plan has no expiration date, remains open and no plans have expired during the reporting period covered by this table. No determination has been made to terminate the plan or to cease making purchases. The Company held 187,923 shares in treasury at March 31, 2011.
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Reserved
ITEM 5. Other Information
Not Applicable
ITEM 6. Exhibits
     (a) Exhibits

Exhibit
No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc. (31)
3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (17)
3.1	Reserved.
4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)
4.2	Indenture Agreement dated September 25, 2003. (11)
4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)
4.5	Reserved.
4.6	Warrant to purchase 88,273 shares of Common Stock of First Community Bancshares, Inc. (29)
4.7	Reserved.
4.8	Reserved.
10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)
10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan, as amended. (18)
10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)
10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez. (6) and Waiver Agreement (27)
10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended. (24)
10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (8)
10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan, as amended. (24)
10.6.1**	Reserved.
10.7**	First Community Bancshares, Inc. Wrap Plan. (7)
10.8	Reserved.

Exhibit
No.	Exhibit

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)
10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)
10.11	Reserved.
10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Form of Award Agreement. (13)
10.13	Reserved.
10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)
10.15**	Reserved.
10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)
10.17**	Employment Agreement dated September 28, 2007, between GreenPoint Insurance Group, Inc. and Shawn C. Cummings. (20)
10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)
10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)
10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)
10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)
10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)
10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)
10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher. (26)
10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)
10.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)
11	Statement regarding computation of earnings per share. (16)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.

**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, and filed on April 4, 2000, and amended on April 13, 2000.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 15, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included herein.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from the Exhibit 10.17 of the Annual Report on Form 10-K for the period ended December 31, 2007, filed on March 13, 2008.

(21)	Reserved.

(22)	Reserved.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.

(24)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, and filed December 17, 2010.

(25)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.

(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.

(27)	Incorporated by reference from Exhibit 10.2 on Form 8-K dated December 16, 2010, and filed December 17, 2010.

(28)	Reserved.

(29)	Reserved.

(30)	Reserved.

(31)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period dated June 30, 2010, and filed August 16, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: May 9, 20110

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