Form 10-Q
period 2011-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2011-08-09
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2011
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
Class — Common Stock, $1.00 Par Value; 17,917,824 shares outstanding as of August 5, 2011

FIRST COMMUNITY BANCSHARES, INC.
FORM 10-Q
For the quarter ended June 30, 2011

ITEM 1. Financial Statements
FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
(Dollars in Thousands)	(Unaudited)
Assets
Cash and due from banks	$31,451	$28,816
Federal funds sold	162,629	81,526
Interest-bearing balances with banks	36,539	1,847

Total cash and cash equivalents	230,619	112,189
Securities available-for-sale	349,976	480,064
Securities held-to-maturity	4,106	4,637
Loans held for sale	920	4,694
Loans held for investment, net of unearned income	1,373,944	1,386,206
Less allowance for loan losses	26,482	26,482

Net loans held for investment	1,347,462	1,359,724
Premises and equipment, net	55,808	56,244
Other real estate owned	5,585	4,910
Interest receivable	6,202	7,675
Goodwill	85,132	84,914
Other intangible assets	5,205	5,725
Other assets	115,385	123,462

Total assets	$2,206,400	$2,244,238

Liabilities
Deposits:
Noninterest-bearing	$219,488	$205,151
Interest-bearing	1,360,188	1,415,804

Total deposits	1,579,676	1,620,955
Interest, taxes and other liabilities	20,563	21,318
Securities sold under agreements to repurchase	137,778	140,894
FHLB borrowings	150,000	175,000
Other indebtedness	16,179	16,193

Total liabilities	1,904,196	1,974,360

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2011, or December 31, 2010	—	—
Series A preferred stock, $0.01 par value; 25,000 shares authorized; 18,921 shares issued at June 30, 2011, and no shares issued at December 31, 2010	18,921	—
Common stock, $1 par value; 50,000,000 shares authorized; 18,082,822 shares issued at June 30, 2011, and 18,082,822 issued at December 31, 2010, and 164,998 and 216,487 shares in treasury, respectively	18,083	18,083
Additional paid-in capital	188,278	189,239
Retained earnings	89,257	81,486
Treasury stock, at cost	(5,137)	(6,740)
Accumulated other comprehensive loss	(7,198)	(12,190)

Total stockholders’ equity	302,204	269,878

Total liabilities and stockholders’ equity	$2,206,400	$2,244,238

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars In Thousands, Except Share and Per Share Data)	2011	2010	2011	2010
Interest Income
Interest and fees on loans held for investment	$20,094	$20,997	$40,549	$42,351
Interest on securities — taxable	1,850	3,730	4,383	7,516
Interest on securities — nontaxable	1,291	1,394	2,824	2,820
Interest on deposits in banks	100	34	169	80

Total interest income	23,335	26,155	47,925	52,767

Interest Expense
Interest on deposits	3,273	5,106	7,153	10,608
Interest on borrowings	2,308	2,507	4,743	4,998

Total interest expense	5,581	7,613	11,896	15,606

Net interest income	17,754	18,542	36,029	37,161
Provision for loan losses	3,079	3,596	4,691	7,261

Net interest income after provision for loan losses	14,675	14,946	31,338	29,900

Noninterest Income
Wealth management income	930	1,012	1,824	1,897
Service charges on deposit accounts	3,353	3,347	6,384	6,339
Other service charges and fees	1,461	1,250	2,867	2,531
Insurance commissions	1,561	1,389	3,504	3,590
Total impairment losses on securities	—	(185)	(527)	(185)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	—	(185)	(527)	(185)
Net gains on sale of securities	3,224	1,201	5,060	1,451
Other operating income	834	890	1,750	1,859

Total noninterest income	11,363	8,904	20,862	17,482

Noninterest Expense
Salaries and employee benefits	8,685	8,487	17,814	16,456
Occupancy expense of bank premises	1,568	1,570	3,215	3,279
Furniture and equipment expense	909	918	1,824	1,822
Amortization of intangible assets	261	253	520	509
FDIC premiums and assessments	414	710	1,292	1,411
Prepayment penalties on FHLB advances	—	—	471	—
Other operating expense	5,901	4,660	10,665	9,193

Total noninterest expense	17,738	16,598	35,801	32,670

Income before income taxes	8,300	7,252	16,399	14,712
Income tax expense	2,572	2,121	4,920	4,303

Net income	5,728	5,131	11,479	10,409
Dividends on preferred stock	131	—	131	—

Net income available to common shareholders	$5,597	$5,131	$11,348	$10,409

Basic earnings per common share	$0.31	$0.29	$0.63	$0.59
Diluted earnings per common share	$0.31	$0.29	$0.63	$0.59

Cash dividends per common share	$0.10	$0.10	$0.20	$0.20

Weighted average basic shares outstanding	17,895,904	17,787,325	17,882,006	17,776,500
Weighted average diluted shares outstanding	18,534,489	17,805,393	18,200,184	17,792,535
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars In Thousands)	2011	2010
Operating activities:
Net income	$11,479	$10,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,691	7,261
Depreciation and amortization of premises and equipment	2,034	2,036
Intangible amortization	520	509
Net investment amortization and accretion	162	7
Net loss on the sale of property, plant, and equipment	42	56
Net gain on the sale of securities	(5,060)	(1,425)
Mortgage loans originated for sale	(19,704)	(17,365)
Proceeds from sales of mortgage loans	23,884	27,157
Gain on sales of loans	(406)	(357)
Equity-based compensation expense	21	36
Deferred income tax expense (benefit)	2,618	(147)
Decrease in interest receivable	1,473	751
FHLB debt prepayment fees	471	—
Net impairment losses recognized in earnings	527	185
Other operating activities, net	1,638	10,116

Net cash provided by operating activities	24,390	39,229

Investing activities:
Proceeds from sales of securities available-for-sale	182,167	71,708
Proceeds from maturities and calls of securities available-for-sale	19,317	38,488
Proceeds from maturities and calls of securities held-to-maturity	535	998
Purchase of securities available-for-sale	(59,334)	(113,690)
Proceeds from (originations of) loans and leases	6,822	(15,098)
Proceeds from the redemption of FHLB stock	736	—
Purchase of property, plant, and equipment	(1,799)	(1,552)
Proceeds from sales of property, plant, and equipment	175	86

Net cash provided by (used in) investing activities	148,619	(19,060)

Financing activities:
Net increase (decrease) in noninterest-bearing deposits	14,337	(2,513)
Net decrease in interest-bearing deposits	(55,616)	(30,028)
Net decrease in FHLB and other borrowings	(25,014)	(3,059)
FHLB debt prepayment fees	(471)	—
Net decrease in securities sold under agreement to repurchase	(3,116)	(5,862)
Proceeds from the exercise of stock options	32	30
Net proceeds from the issuance of preferred stock	18,841	—
Excess tax benefit from stock-based compensation	5	9
Common dividends paid	(3,577)	(3,556)

Net cash used in financing activities	(54,579)	(44,979)

Increase (decrease) in cash and cash equivalents	118,430	(24,810)
Cash and cash equivalents at beginning of period	112,189	101,341

Cash and cash equivalents at end of period	$230,619	$76,531

Supplemental information — noncash items	$5,065	$5,075
Transfer of loans to other real estate
See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Dollars in Thousands)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance January 1, 2010	$—	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267
Comprehensive income:
Net income	—	—	—	10,409	—	—	10,409
Other comprehensive income — see note 9	—	—	—	—	—	8,205	8,205

Comprehensive income	—	—	—	10,409	—	8,205	18,614

Common dividends declared and paid	—	—	—	(3,556)	—	—	(3,556)
Issuance of vested shares	—	—	(25)	—	25	—	—
Equity-based compensation expense	—	—	36	—	—	—	36
Retirement plan contribution — 38,560 shares issued	—	—	(667)	—	1,201	—	534
Option exercises — 2,631 shares	—	—	(52)	—	82	—	30

Balance June 30, 2010	$—	$18,083	$190,259	$73,613	$(8,583)	$(5,447)	$267,925

Balance January 1, 2011	$—	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878
Comprehensive income:
Net income	—	—	—	11,479	—	—	11,479
Other comprehensive income — see note 9	—	—	—	—	—	4,992	4,992

Comprehensive income	—	—	—	11,479	—	4,992	16,471

Common dividends declared and paid	—	—	—	(3,577)	—	—	(3,577)
Preferred dividends declared	—	—	—	(131)	—	—	(131)
Issuance of preferred stock	18,921	—	(80)	—	—	—	18,841
Issuance of vested shares	—	—	(22)	—	22	—	—
Equity-based compensation expense	—	—	13	—	8	—	21
Retirement plan contribution — 47,570 shares issued	—	—	(812)	—	1,481	—	669
Option exercises — 2,969 shares	—	—	(60)	—	92	—	32

Balance June 30, 2011	$18,921	$18,083	$188,278	$89,257	$(5,137)	$(7,198)	$302,204

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Unaudited Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation have been made. All significant intercompany balances and transactions have been eliminated in consolidation. These results are not necessarily indicative of the results of consolidated operations that might be expected for the full calendar year.
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
A more complete and detailed description of First Community’s significant accounting policies is included within Note 1 of Item 8, “Financial Statements and Supplementary Data” in the Company’s 2010 Form 10-K. Further discussion of the Company’s application of critical accounting policies is included within the “Application of Critical Accounting Policies” section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included herein.
The Company operates within two business segments-community banking and insurance services. Insurance services are comprised of agencies that sell property and casualty and life and health insurance policies and arrangements. All other operations, including commercial and consumer banking, lending activities, and wealth management are included within the banking segment.
Earnings Per Share
Basic earnings per share are determined by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share are determined by dividing net income by the weighted average shares outstanding, which includes the dilutive effect of stock options, warrants, contingently issuable shares, and convertible preferred shares. Basic and diluted net income per common share calculations follow:

	For the Three Months		For the Six Months
	ended June 30,		ended June 30,
(In Thousands, Except Share and Per Share Data)	2011	2010	2011	2010
Net income	$5,728	$5,131	$11,479	$10,409
Dividends on preferred stock	131	—	131	—

Net income available to common shareholders	$5,597	$5,131	$11,348	$10,409

Weighted average shares outstanding	17,895,904	17,787,325	17,882,006	17,776,500
Diluted shares for stock options	27,497	6,487	6,706	4,454
Contingently issuable shares	8,527	11,581	8,527	11,581
Convertible preferred shares	602,561	—	302,945	—

Weighted average dilutive shares outstanding	18,534,489	17,805,393	18,200,184	17,792,535

Basic earnings per share	$0.31	$0.29	$0.63	$0.59
Diluted earnings per share	$0.31	$0.29	$0.63	$0.59
For the three- and six-month periods ended June 30, 2011, options and warrants to purchase 457,045 and 480,396 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per common share because they would have an anti-dilutive effect. Likewise, options and warrants to purchase 576,962 and 699,156 shares, respectively, of common stock were excluded from the three- and six-month periods ended June 30, 2010, computation of diluted earnings per common share because their effect would be anti-dilutive.
Series A Preferred Stock
On May 20, 2011, the Company completed a private placement of 18,921 shares of its Series A Preferred Stock. The shares carry a 6% dividend rate and are non-cumulative. Each share is convertible into 69 shares of the Company’s common stock at any time and mandatorily convert after five years. The Company may redeem the shares at face value after the third anniversary.
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
In April 2011, FASB issued Accounting Standard Update (“ASU”) 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and is applied retrospectively to restructurings at the beginning of the year of adoption. The guidance on measuring the impairment of a receivable restructured in a troubled restructuring is effective on a prospective basis. The Company is currently assessing the impact on its financial statements.
In April 2011, FASB issued ASU 2011-03 “Reconsideration of Effective Control for Repurchase Agreements,” which simplifies the accounting for financial assets transferred under repurchase agreements and similar arrangements by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance. The guidance is effective for interim and annual periods beginning on or after December 15, 2011, and is applied on a prospective basis. The Company is currently assessing the impact on its financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requires in the U.S. GAAP and IFRSs,” which was issued primarily to provide largely identical guidance about fair value measurement and disclosure requirements for International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Public companies are required to apply the standard prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact on its financial statements.
In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 22 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments of ASU 2011-05 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact on its financial statements.
Conversion to State Charter
Effective with the close of business June 28, 2011, the Company’s wholly-owned banking subsidiary, First Community Bank, converted its charter from a national association to a Virginia state-chartered banking institution. First Community Bank will continue operating under the name First Community Bank. The charter conversion does not affect insurance coverage of First Community Bank’s deposits, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum amounts permitted by law, and does not affect the financial services or products provided by First Community Bank. As a Virginia state-chartered bank, First Community Bank is supervised and regulated by the Virginia Bureau of Financial Institutions and its primary federal regulator is the Federal Reserve Bank of Richmond, both of which are based in the Company’s home state of Virginia. As a financial holding company, the Company will continue to be supervised and regulated by the Board of Governors of the Federal Reserve System.
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

Note 3. Investment Securities
As of June 30, 2011, and December 31, 2010, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(In Thousands)	Cost	Gains	Losses	Value	AOCI*
States and political subdivisions	$124,579	$2,653	$(452)	$126,780	$—
Single issue trust preferred securities	55,618	—	(9,021)	46,597	—
Corporate FDIC insured	13,830	—	(28)	13,802	—
Mortgage-backed securities:
Agency	147,304	3,748	(126)	150,926	—
Non-Agency Alt-A residential	18,191	—	(6,935)	11,256	(6,935)

Total mortgage-backed securities	165,495	3,748	(7,061)	162,182	(6,935)
Equity securities	440	218	(43)	615	—

Total	$359,962	$6,619	$(16,605)	$349,976	$(6,935)

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(In Thousands)	Cost	Gains	Losses	Value	AOCI*
U.S. Government agency securities	$10,000	$—	$(168)	$9,832	$—
States and political subdivisions	178,149	2,649	(4,660)	176,138	—
Trust preferred securities:
Single issue	55,594	—	(14,350)	41,244	—
Pooled	23	241	—	264	—

Total trust preferred securities	55,617	241	(14,350)	41,508	—
Corporate FDIC insured	25,282	378	—	25,660	—
Mortgage-backed securities:
Agency	209,281	7,039	(1,307)	215,013	—
Non-Agency Alt-A residential	19,181	—	(7,904)	11,277	(7,904)

Total mortgage-backed securities	228,462	7,039	(9,211)	226,290	(7,904)
Equity securities	495	206	(65)	636	—

Total	$498,005	$10,513	$(28,454)	$480,064	$(7,904)

*	Other-than-temporary impairment in accumulated other comprehensive income.

As of June 30, 2011, and December 31, 2010, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$4,106	$51	$—	$4,157

Total	$4,106	$51	$—	$4,157

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
States and political subdivisions	$4,637	$67	$—	$4,704

Total	$4,637	$67	$—	$4,704

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2011, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due within one year	$116	$118
Due after one year but within five years	27,147	27,545
Due after five years but within ten years	24,073	25,072
Due after ten years	142,691	134,444

	194,027	187,179
Mortgage-backed securities	165,495	162,182
Equity securities	440	615

Total	$359,962	$349,976

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2011, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(In Thousands)	Cost	Fair Value
Due within one year	$1,426	$1,441

Due after one year but within five years	2,310	2,340
Due after five years but within ten years	370	376
Due after ten years	—	—

Total	$4,106	$4,157

The carrying value of securities pledged to secure public deposits as required by law and for other purposes was $246.86 million and $302.67 million at June 30, 2011, and December 31, 2010, respectively.
During the three months ended June 30, 2011, gross gains on the sale of securities were $4.33 million while gross losses were $1.10 million. During the six months ended June 30, 2011, gross gains on the sale of securities were $6.68 million while gross losses were $1.62 million. During the three months ended June 30, 2010, gross gains on the sale of securities were $1.23 million while gross losses were $26 thousand. During the six months ended June 30, 2010, gross gains on the sale of securities were $1.49 million while gross losses were $34 thousand.

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at June 30, 2011, and December 31, 2010.

	June 30, 2011
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
States and political subdivisions	$27,090	$(452)	$—	$—	$27,090	$(452)
Single issue trust preferred securities	—	—	46,597	(9,021)	46,597	(9,021)
FDIC-backed securities	13,802	(28)	—	—	13,802	(28)
Mortgage-backed securities:
Agency	29,319	(119)	4,924	(7)	34,243	(126)
Alt-A residential	—	—	11,256	(6,935)	11,256	(6,935)

Total mortgage-backed securities	29,319	(119)	16,180	(6,942)	45,499	(7,061)
Equity securities	127	(23)	116	(20)	243	(43)

Total	$70,338	$(622)	$62,893	$(15,983)	$133,231	$(16,605)

	December 31, 2010
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government agency securities	$9,832	$(168)	$—	$—	$9,832	$(168)
States and political subdivisions	80,420	(4,660)	—	—	80,420	(4,660)
Single issue trust preferred securities	—	—	41,244	(14,350)	41,244	(14,350)
Mortgage-backed securities:
Agency	71,613	(1,307)	18	—	71,631	(1,307)
Alt-A residential	—	—	11,277	(7,904)	11,277	(7,904)

Total mortgage-backed securities	71,613	(1,307)	11,295	(7,904)	82,908	(9,211)
Equity securities	155	(55)	93	(10)	248	(65)

Total	$162,020	$(6,190)	$52,632	$(22,264)	$214,652	$(28,454)

At June 30, 2011, the combined depreciation in value of the 90 individual securities in an unrealized loss position was approximately 4.74% of the combined reported value of the aggregate securities portfolio. At December 31, 2010, the combined depreciation in value of the 214 individual securities in an unrealized loss position was approximately 5.93% of the combined reported value of the aggregate securities portfolio.
The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). The analysis differs depending upon the type of investment security being analyzed. For debt securities, the Company has determined that it does not intend to sell securities that are impaired and has asserted that it is not more likely than not that the Company will have to sell impaired securities before recovery of the impairment occurs. This determination is based upon the Company’s investment strategy for the particular type of security and its cash flow needs, liquidity position, capital adequacy and interest rate risk position.
For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered. Non-beneficial interest debt securities consist of U. S. government agency securities, states and political subdivisions, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and records any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”). During the three- and six-month periods ended June 30, 2011, the Company incurred no OTTI charges related to non-beneficial interest debt securities. The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, and other current economic factors.

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
During the three-month period ended June 30, 2011, the Company incurred no credit-related OTTI charges related to beneficial interest debt securities. During the six-month period ended June 30, 2011, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $527 thousand. These charges were related to a non-Agency mortgage-backed security (“MBS”). During the three- and six-month periods ended June 30, 2010, the Company incurred credit-related OTTI charges on beneficial interest debt securities of $134 thousand. These charges were related to two pooled trust preferred security holdings and brought the carrying value of those securities to zero.
For the non-Agency, Alt-A residential MBS, the Company models cash flows using the following assumptions: voluntary constant prepayment speed of 5, a customized constant default rate scenario that assumes approximately 22% of the remaining underlying mortgages will default, and a loss severity of 60.
The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

	For the Three Months	For the Six Months
(In Thousands)	Ended June 30, 2011	Ended June 30, 2011
Estimated credit losses, beginning balance (1)	$4,778	$4,251
Additions for credit losses on securities not previously OTTI	—	—
Additions for credit losses on securities previously OTTI	—	527
Reduction for increases in cash flows	—	—
Reduction for securities management no longer intends to hold to recovery	—	—
Reduction for realized losses	—	—

Estimated credit losses, ending balance	$4,778	$4,778

(1)	The beginning balance includes credit-related losses included in OTTI charges recognized on debt securities in prior periods.
For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three- and six-month periods ended June 30, 2011, the Company did not recognize any OTTI charges on equity securities. For the three- and six-month periods ended June 30, 2010, the Company recognized OTTI charges on certain of its equity securities of $51 thousand.
As a condition to membership in the Federal Home Loan Bank (“FHLB”) system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”). The Company believes this ownership position provides access to relatively inexpensive wholesale and overnight funding. The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets. At June 30, 2011, and December 31, 2010, the Company owned approximately $11.50 million and $12.24 million, respectively, in FHLBA stock, which is classified as other assets. The Company’s policy is to review for impairment of such assets at the end of each reporting period. Based on the Company’s review of publicly available information about the FHLBA and its own internal analysis, the Company believes that its FHLBA stock was not impaired as of June 30, 2011.

Note 4. Loans
Loans, net of unearned income, consist of the following:

	June 30, 2011		December 31, 2010
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction — commercial	$34,966	2.55%	$42,694	3.08%
Land development	4,694	0.34%	16,650	1.20%
Other land loans	23,354	1.70%	24,468	1.77%
Commercial and industrial	92,891	6.76%	94,123	6.79%
Multi-family residential	78,163	5.69%	67,824	4.89%
Non-farm, non-residential	333,475	24.27%	351,904	25.39%
Agricultural	1,677	0.12%	1,342	0.10%
Farmland	37,227	2.71%	36,954	2.67%

Total commercial loans	606,447	44.14%	635,959	45.89%
Consumer real estate loans
Home equity lines	111,995	8.15%	111,620	8.05%
Single family residential mortgage	560,527	40.80%	549,157	39.61%
Owner-occupied construction	18,062	1.31%	18,349	1.32%

Total consumer real estate loans	690,584	50.26%	679,126	48.98%
Consumer and other loans
Consumer loans	64,692	4.71%	63,475	4.58%
Other	12,221	0.89%	7,646	0.55%

Total consumer and other loans	76,913	5.60%	71,121	5.13%

Total loans	$1,373,944	100.00%	$1,386,206	100.00%

Loans held for sale	$920		$4,694

Acquired, Impaired Loans
Loans acquired in a business combination are recorded at estimated fair value on their purchase date. Under applicable accounting standards, it is not appropriate to carryover a valuation for the allowance for loan losses at the time of acquisition when the acquired loans have evidence of credit deterioration. Evidence of credit quality deterioration as of the purchase date may include measures such as credit scores, decline in collateral value, past due and non-accrual status. For acquired, impaired loans the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired performing loans are recorded at fair value, including a credit component. The fair value adjustment is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

The following table presents information regarding acquired, impaired loans for the three- and six-month periods ended June 30, 2011 and 2010. The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest.

	Acquired, Impaired Loans
	2011			2010
	TriStone	Other	Total	TriStone	Other	Total
(In thousands)
Balance, January 1	$2,814	$407	$3,221	$3,838	$4,196	$8,034
Principal payments received	(173)	—	(173)	(961)	(224)	(1,185)
Accretion	13	—	13	30	—	30
Other	60	—	60	426	—	426
Charge-offs	—	—	—	(499)	—	(499)

Balance, June 30	$2,714	$407	$3,121	$2,834	$3,972	$6,806

Balance, March 31	$2,884	$407	$3,291	$3,323	$3,972	$7,295
Principal payments received	(138)	—	(138)	(94)	—	(94)
Accretion	6	—	6	15	—	15
Other	(38)	—	(38)	10	—	10
Charge-offs	—	—	—	(420)	—	(420)

Balance, June 30	$2,714	$407	$3,121	$2,834	$3,972	$6,806

The remaining balance of the accretable difference at June 30, 2011, and December 31, 2010, was $931 thousand and $944 thousand, respectively
Off-Balance Sheet Financial Instruments
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
Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $210.53 million and standby letters of credit and financial guarantees written of $2.93 million at June 30, 2011. Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $3.50 million at June 30, 2011.

Note 5. Allowance for Loan Losses and Credit Quality
The allowance for loan losses is maintained at a level that the Company believes is sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.
Management performs quarterly assessments to determine the appropriate level of allowance for loan losses. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by either increasing or decreasing the allowance based upon current measurement criteria. Commercial, consumer real estate, and non-real estate consumer loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial credits and allocations to the remaining non-homogeneous and homogeneous pools of loans that have been deemed impaired. Management’s general reserve allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. The allowance methodology was recently enhanced to further segment the commercial loan portfolio by risk grade. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.
The following tables detail the Company’s allowance for loan loss activity, by portfolio segment, for the three- and six-month periods ended June 30, 2011 and 2010.

	For the Three Months Ended June 30, 2011
		Consumer Real	Consumer and
(In Thousands)	Commercial	Estate	Other	Total
Allowance for credit losses:
Beginning balance	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	2,504	408	167	3,079
Loans charged off	(2,727)	(457)	(272)	(3,456)
Recoveries credited to allowance	223	49	105	377

Net charge-offs	(2,504)	(408)	(167)	(3,079)

Ending balance	$12,300	$12,641	$1,541	$26,482

	For the Three Months Ended June 30, 2010
		Consumer Real	Consumer and
(In Thousands)	Commercial	Estate	Other	Total
Allowance for credit losses:
Beginning balance	$14,043	$8,417	$2,048	$24,508
Provision for loan losses	1,989	1,304	303	3,596
Loans charged off	(2,503)	(588)	(282)	(3,373)
Recoveries credited to allowance	120	24	136	280

Net charge-offs	(2,383)	(564)	(146)	(3,093)

Ending balance	$13,649	$9,157	$2,205	$25,011

	For the Six Months Ended June 30, 2011
		Consumer Real	Consumer and
(In Thousands)	Commercial	Estate	Other	Total
Allowance for credit losses:
Beginning balance	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	2,865	1,621	205	4,691
Loans charged off	(3,167)	(1,829)	(487)	(5,483)
Recoveries credited to allowance	302	208	282	792

Net charge-offs	(2,865)	(1,621)	(205)	(4,691)

Ending balance	$12,300	$12,641	$1,541	$26,482

	For the Six Months Ended June 30, 2010
		Consumer Real	Consumer and
(In Thousands)	Commercial	Estate	Other	Total
Allowance for credit losses:
Beginning balance	$13,802	$8,457	$2,018	$24,277
Provision for loan losses	4,082	2,582	597	7,261
Loans charged off	(4,582)	(1,918)	(605)	(7,105)
Recoveries credited to allowance	347	36	195	578

Net charge-offs	(4,235)	(1,882)	(410)	(6,527)

Ending balance	$13,649	$9,157	$2,205	$25,011

The Company identifies loans for potential impairment through a variety of means including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If it is determined that it is probable that the Company will not collect all principal and interest amounts contractually due, the loan is generally deemed to be impaired.

The following table presents the Company’s recorded investment in loans considered to be impaired and related information on those impaired loans for the period ended June 30, 2011, and December 31, 2010. Data for December 31, 2010, has been modified from the presentation in previous periods to match the current period presentation.

	June 30, 2011
				Quarter-to-Date		Year-to-Date
			Unpaid	Average	Interest	Average	Interest
	Recorded	Related	Principal	Recorded	Income	Recorded	Income
(Amounts in Thousands)	Investment	Allowance	Balance	Investment	Recognized	Investment	Recognized
Loans without a related allowance
Construction — commercial	$758	$—	$770	$888	$3	$953	$3
Land development	185	—	185	916	—	916	—
Other land loans	1,083	—	1,083	1,588	1	2,517	1
Commercial and industrial	3,908	—	3,930	3,937	4	4,363	4
Multi-family residential	1,422	—	1,433	1,539	2	1,545	15
Non-farm, non-residential	2,503	—	2,615	2,684	30	3,072	30
Farmland	—	—	—	—	—	—	—
Home equity lines	1,293	—	1,331	1,318	14	1,398	20
Single family residential mortgage	8,666	—	8,875	9,034	98	9,639	132
Owner-occupied construction	259	—	264	332	3	333	4
Consumer loans	53	—	57	58	2	60	2

	$20,130	$—	$20,543	$22,294	$156	$24,796	$211

Loans with a related allowance
Construction — commercial	$268	$25	$268	$269	$—	$269	$—
Land development	—	—	—	—	—	—	—
Other land loans	112	4	112	113	2	113	3
Commercial and industrial	612	340	637	641	8	651	8
Multi-family residential	788	310	788	780	—	786	—
Non-farm, non-residential	3,129	883	3,129	3,048	8	3,052	11
Farmland	334	60	334	333	—	333	—
Home equity lines	—	—	—	—	—	—	—
Single family residential mortgage	8,230	1,317	8,298	8,247	83	8,342	146
Owner-occupied construction	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—

	$13,473	$2,939	$13,566	$13,431	$101	$13,546	$168

	December 31, 2010
				Year-to-Date
			Unpaid	Average	Interest
	Recorded	Related	Principal	Recorded	Income
(Amounts in Thousands)	Investment	Allowance	Balance	Investment	Recognized
Loans without a related allowance
Construction — commercial	$285	$—	$732	$730	$3
Land development	50	—	144	143	2
Other land loans	323	—	742	152	13
Commercial and industrial	3,518	—	5,384	6,237	10
Multi-family residential	2,526	—	2,673	2,680	105
Non-farm, non-residential	3,824	—	4,985	4,658	53
Home equity lines	1,302	—	1,595	1,605	38
Single family residential mortgage	7,992	—	10,882	9,093	330
Owner-occupied construction	6	—	6	6	—
Consumer loans	98	—	102	11	5

	$19,924	$—	$27,245	$25,315	$559

Loans with a related allowance
Construction — commercial	$—	$—	$—	$—	$—
Land development	113	5	113	114	7
Other land loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Multi-family residential	723	257	759	768	21
Non-farm, non-residential	1,070	158	1,140	1,151	26
Home equity lines	95	34	98	98	2
Single family residential mortgage	8,801	1,870	7,548	8,913	310
Owner-occupied construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

	$10,802	$2,324	$9,658	$11,044	$366

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
The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:
•	Pass — This grade includes loans to borrowers of acceptable credit quality and risk. The Company further differentiates within this grade based upon borrower characteristics which include: capital strength, earnings stability, leverage, and industry.

•	Special Mention — This grade includes loans that require more than a normal degree of supervision and attention. These loans have all the characteristics of an adequate asset, but due to being adversely affected by economic or financial conditions have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.

•	Substandard — This grade includes loans that have well defined weaknesses which make payment default or principal exposure possible, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment, or an event outside of the normal course of business to meet the repayment terms.

•	Doubtful — This grade includes loans that are placed on non-accrual status. These loans have all the weaknesses inherent in a “substandard’ loan with the added factor that the weaknesses are so severe that collection or liquidation in full, on the basis of current existing facts, conditions and values, is extremely unlikely, but because of certain specific pending factors, the amount of loss cannot yet be determined.

•	Loss — This grade includes loans that are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the asset has no recovery or salvage value, but simply that it is not practical or desirable to defer writing off all or some portion of the loan, even though partial recovery may be affected in the future.
The following tables present the Company’s investment in loans by internal credit grade indicator at June 30, 2011, and December 31, 2010.

	June 30, 2011
		Special
(Amounts in Thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Construction — commercial	$33,028	$518	$1,420	$—	$—	$34,966
Land development	4,255	254	185	—	—	4,694
Other land loans	16,103	5,924	1,327	—	—	23,354
Commercial and industrial	87,151	443	4,560	737	—	92,891
Multi-family residential	73,360	1,235	3,568	—	—	78,163
Non-farm, non-residential	304,944	7,245	20,814	472	—	333,475
Agricultural	1,654	—	23	—	—	1,677
Farmland	34,700	1,636	891	—	—	37,227
Home equity lines	106,964	1,979	3,052	—	—	111,995
Single family residential mortgage	511,574	11,146	37,807	—	—	560,527
Owner-occupied construction	17,272	132	658	—	—	18,062
Consumer loans	64,013	115	564	—	—	64,692
Other	12,206	3	12	—	—	12,221

Total loans	$1,267,224	$30,630	$74,881	$1,209	$—	$1,373,944

	December 31, 2010
		Special
(Amounts in Thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Construction — commercial	$40,497	$663	$1,534	$—	$—	$42,694
Land development	14,458	1,226	966	—	—	16,650
Other land loans	16,723	6,138	1,607	—	—	24,468
Commercial and industrial	87,156	1,756	5,211	—	—	94,123
Multi-family residential	61,059	2,553	4,212	—	—	67,824
Non-farm, non-residential	316,026	18,942	16,936	—	—	351,904
Agricultural	1,318	—	24	—	—	1,342
Farmland	33,042	2,569	1,343	—	—	36,954
Home equity lines	106,803	1,923	2,894	—	—	111,620
Single family residential mortgage	498,830	15,224	34,449	654	—	549,157
Owner-occupied construction	17,389	789	171	—	—	18,349
Consumer loans	62,676	306	493	—	—	63,475
Other	7,635	11	—	—	—	7,646

Total loans	$1,263,612	$52,100	$69,840	$654	$—	$1,386,206

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at June 30, 2011, and December 31, 2010.

	June 30, 2011
					Acquired,	Allowance for
	Loans	Allowance	Loans	Allowance	Impaired	Acquired,
	Individually	for Loans	Collectively	for Loans	Loans	Impaired
	Evaluated for	Individually	Evaluated for	Collectively	Evaluated for	Loans
(Amounts in Thousands)	Impairment	Evaluated	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction — commercial	$1,026	$25	$33,940	$821	$—	$—
Land development	185	—	4,509	224	—	—
Other land loans	1,195	4	21,734	584	425	—
Commercial and industrial	4,520	340	87,752	1,849	619	—
Multi-family residential	2,210	310	75,953	1,773	—	—
Non-farm, non-residential	5,632	883	327,399	5,055	444	—
Agricultural	—	—	1,677	23	—	—
Farmland	334	60	36,893	380	—	—

Total commercial loans	15,102	1,622	589,857	10,709	1,488	—
Consumer real estate loans
Home equity lines	1,293	—	110,702	2,029	—	—
Single family residential mortgage	16,896	1,317	541,998	8,943	1,633	—
Owner-occupied construction	259	—	17,803	276	—	—

Total consumer real estate loans	18,448	1,317	670,503	11,248	1,633	—
Consumer and other loans
Consumer loans	53	—	64,639	1,586	—	—
Other	—	—	12,221	—	—	—

Total consumer and other loans	53	—	76,860	1,586	—	—

Total loans	$33,603	$2,939	$1,337,220	$23,543	$3,121	$—

	December 31, 2010
					Acquired,	Allowance for
	Loans	Allowance	Loans	Allowance	Impaired	Acquired,
	Individually	for Loans	Collectively	for Loans	Loans	Impaired
	Evaluated for	Individually	Evaluated for	Collectively	Evaluated for	Loans
(Amounts in Thousands)	Impairment	Evaluated	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction — commercial	$285	$—	$42,409	$1,472	$—	$—
Land development	50	5	16,600	1,767	—	—
Other land loans	436	—	23,520	747	512	—
Commercial and industrial	3,518	—	90,084	4,511	521	—
Multi-family residential	3,249	257	64,575	824	—	—
Non-farm, non-residential	4,894	158	346,586	2,688	424	—
Agricultural	—	—	1,342	19	—	—
Farmland	—	—	36,954	70	—	—

Total commercial loans	12,432	420	622,070	12,098	1,457	—
Consumer real estate loans
Home equity lines	1,397	34	110,223	2,104	—	—
Single family residential mortgage	16,793	1,870	530,600	7,999	1,764	—
Owner-occupied construction	6	—	18,343	193	—	—

Total consumer real estate loans	18,196	1,904	659,166	10,296	1,764	—
Consumer and other loans
Consumer loans	98	—	63,377	1,764	—	—
Other	—	—	7,646	—	—	—

Total consumer and other loans	98	—	71,023	1,764	—	—

Total loans	$30,726	$2,324	$1,352,259	$24,158	$3,221	$—

Non-accrual and Past Due Loans
Non-accrual loans, presented by loan class, consisted of the following at June 30, 2011, and December 31, 2010:

	June 30,	December 31,
(Amounts in Thousands)	2011	2010
Construction — commercial	$1,026	$285
Land development	185	50
Other land loans	807	321
Commercial and industrial	4,113	3,518
Multi-family residential	2,210	2,463
Non-farm, non-residential	5,304	4,670
Farmland	334	—
Home equity lines	900	868
Single family residential mortgage	6,163	6,364
Owner-occupied construction	259	6
Consumer loans	53	99

Total	21,354	18,644
Acquired, impaired loans	683	770

Total non-accrual loans	$22,037	$19,414

The following tables present the aging of the recorded investment in past due loans, by loan class, as of June 30, 2011, and December 31, 2010. There were no loans past due 90 days and still accruing interest at June 30, 2011 or December 31, 2010. Non-accrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category.

	June 30, 2011
				Total	Current	Total
(Amounts in Thousands)	30 - 59 Days	60-89 Days	90+ Days	Past Due	Loans	Loans
Construction — commercial	$139	$281	$348	$768	$34,198	$34,966
Land development	—	—	—	—	4,694	4,694
Other land loans	—	—	359	359	22,995	23,354
Commercial and industrial	117	—	4,505	4,622	88,269	92,891
Multi-family residential	395	—	1,626	2,021	76,142	78,163
Non-farm, non-residential	2,178	868	2,381	5,427	328,048	333,475
Agricultural	25	—	—	25	1,652	1,677
Farmland	567	—	—	567	36,660	37,227
Home equity lines	165	362	900	1,427	110,568	111,995
Single family residential mortgage	3,040	668	4,246	7,954	552,573	560,527
Owner-occupied construction	120	—	51	171	17,891	18,062
Consumer loans	188	—	53	241	64,451	64,692
Other	—	1	—	1	12,220	12,221

Total loans	$6,934	$2,180	$14,469	$23,583	$1,350,361	$1,373,944

	December 31, 2010
				Total	Current	Total
(Amounts in Thousands)	30 - 59 Days	60-89 Days	90+ Days	Past Due	Loans	Loans
Construction — commercial	$531	$—	$122	$653	$42,041	$42,694
Land development	—	—	50	50	16,600	16,650
Other land loans	—	—	684	684	23,784	24,468
Commercial and industrial	3,648	121	356	4,125	89,998	94,123
Multi-family residential	956	—	1,793	2,749	65,075	67,824
Non-farm, non-residential	3,251	2,056	3,249	8,556	343,348	351,904
Agricultural	19	—	—	19	1,323	1,342
Farmland	110	—	—	110	36,844	36,954
Home equity lines	682	250	608	1,540	110,080	111,620
Single family residential mortgage	10,287	1,741	4,213	16,241	532,916	549,157
Owner-occupied construction	855	326	6	1,187	17,162	18,349
Consumer loans	433	47	31	511	62,964	63,475
Other	—	—	—	—	7,646	7,646

Total loans	$20,772	$4,541	$11,112	$36,425	$1,349,781	$1,386,206

Note 6. Deposits
The following is a summary of interest-bearing deposits by type as of June 30, 2011, and December 31, 2010.

	June 30,	December 31,
(In Thousands)	2011	2010
Interest-bearing demand deposits	$271,622	$262,420
Savings and money market deposits	405,409	426,547
Certificates of deposit and individual retirement accounts	683,157	726,837

Total	$1,360,188	$1,415,804

Note 7. Borrowings
The following schedule details the Company’s indebtedness at June 30, 2011, and December 31, 2010.

	June 30,	December 31,
(In Thousands)	2011	2010
Securities sold under agreements to repurchase	$137,778	$140,894
FHLB borrowings	150,000	175,000
Subordinated debt	15,464	15,464
Other long-term debt	715	729

Total	$303,957	$332,087

Securities sold under agreements to repurchase consist of $87.78 million and $90.89 million of retail overnight and term repurchase agreements at June 30, 2011, and December 31, 2010, respectively, and $50.00 million of wholesale repurchase agreements at both June 30, 2011, and December 31, 2010.
The Company had a derivative interest rate swap instrument where it received LIBOR-based variable interest payments and paid fixed interest payments that expired in January 2011. The instrument effectively fixed $50.00 million of FHLB borrowings at 4.34% for a period of five years. For a more detailed discussion of activities regarding derivatives, please see Note 13 to the Consolidated Financial Statements.

FHLB borrowings included $150.00 million in convertible and callable advances at June 30, 2011, and $175.00 million at December 31, 2010. During the first quarter of 2011, the Company prepaid a $25.00 million FHLB advance. The weighted average interest rate of all the advances was 4.12% at June 30, 2011, and 2.39% at December 31, 2010.
At June 30, 2011, the FHLB advances have approximate contractual maturities between five and ten years. The scheduled maturities of the advances are as follows:

(In Thousands)	Amount
2011	$—
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	150,000
Total	$150,000

The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. At June 30, 2011, advances from the FHLB were secured by qualifying loans of $310.71 million.
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
In addition to investment securities, at June 30, 2011, wholesale repurchase agreements were collateralized by $35.77 million of interest-bearing balances with banks.
Note 8. Net Periodic Benefit Cost-Defined Benefit Plans
The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified defined executive retention plan for the three- and six-month periods ended June 30, 2011 and 2010.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2011	2010	2011	2010
Service cost	$73	$53	$146	$106
Interest cost	56	47	111	94

Net periodic cost	$129	$100	$257	$200

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified directors’ retirement plan, which was effective as of January 1, 2011, for the three- and six-month periods ended June 30, 2011.

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
(In Thousands)	2011	2011
Service cost	$29	$58
Interest cost	11	22

Net periodic cost	$40	$80

Note 9. Comprehensive Income
The components of the Company’s comprehensive income, net of deferred income taxes, for the three- and six-month periods ended June 30, 2011 and 2010, are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2011	2010	2011	2010
Net income	$5,728	$5,131	$11,479	$10,409
Other comprehensive income
Unrealized (loss) gain on securities available-for-sale with other-than-temporary impairment	(964)	(164)	(21)	3
Unrealized gain on securities available-for-sale without other-than-temporary impairment	6,357	5,435	12,479	13,319
Reclassification adjustment for gains realized in net income	(2,574)	(1,201)	(5,060)	(1,451)
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	—	185	527	185
Unrealized gain on derivative contract	—	596	30	1,020
Income tax effect	(1,050)	(1,807)	(2,963)	(4,871)

Total other comprehensive income	1,769	3,044	4,992	8,205

Comprehensive income	$7,497	$8,175	$16,471	$18,614

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

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three-and six-month periods ended June 30, 2011 and 2010.

		For the Three Months
	Ended June 30, 2011
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (expense)	$17,864	$(31)	$(79)	$17,754
Provision for loan losses	3,079	—	—	3,079
Noninterest income (loss)	9,920	1,584	(141)	11,363
Noninterest expense (income)	16,357	1,542	(161)	17,738

Income before income taxes	8,348	11	(59)	8,300
Provision for income taxes	2,587	4	(19)	2,572

Net income (loss)	5,761	7	(40)	5,728
Preferred dividend	—	—	131	131

Net income to common shareholders	$5,761	$7	$(171)	$5,597

End of period goodwill and other intangibles	$78,339	$11,998	$—	$90,337

End of period assets	$2,184,336	$12,836	$9,228	$2,206,400

		For the Six Months
	Ended June 30, 2011
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (expense)	$36,210	$(69)	$(112)	$36,029
Provision for loan losses	4,691	—	—	4,691
Noninterest income (loss)	17,724	3,550	(412)	20,862
Noninterest expense (income)	33,293	3,067	(559)	35,801

Income before income taxes	15,950	414	35	16,399
Provision for income taxes	4,738	163	19	4,920

Net income (loss)	11,212	251	16	11,479
Preferred dividend	—	—	131	131

Net income to common shareholders	$11,212	$251	$(115)	$11,348

End of period goodwill and other intangibles	$78,339	$11,998	$—	$90,337

End of period assets	$2,184,336	$12,836	$9,228	$2,206,400

		For the Three Months
	Ended June 30, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (expense)	$18,581	$(24)	$(15)	$18,542
Provision for loan losses	3,596	—	—	3,596
Noninterest income	7,431	1,408	65	8,904
Noninterest expense (income)	15,362	1,402	(166)	16,598

Income before income taxes	7,054	(18)	216	7,252
Provision for income taxes	2,014	(19)	126	2,121

Net income	$5,040	$1	$90	$5,131

End of period goodwill and other intangibles	$79,057	$11,700	$—	$90,757

End of period assets	$2,227,198	$12,163	$7,485	$2,246,846

		For the Six Months
	Ended June 30, 2010
	Community	Insurance	Parent/
(In Thousands)	Banking	Services	Elimination	Total
Net interest income (expense)	$37,259	$(57)	$(41)	$37,161
Provision for loan losses	7,261	—	—	7,261
Noninterest income (loss)	14,040	3,627	(185)	17,482
Noninterest expense (income)	30,383	2,881	(594)	32,670

Iincome before income taxes	13,655	689	368	14,712
Provision for income taxes	3,883	272	148	4,303

Net income	$9,772	$417	$220	$10,409

End of period goodwill and other intangibles	$79,057	$11,700	$—	$90,757

End of period assets	$2,227,198	$12,163	$7,485	$2,246,846

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2011
	Fair Value Measurements Using
				Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency mortgage-backed securities	$—	$150,926	$—	$150,926
Non-Agency Alt-A residential MBS	—	11,256	—	11,256
Municipal securities	—	126,780	—	126,780
FDIC-backed securities	—	13,802	—	13,802
Single issue trust preferred securities	—	46,597	—	46,597
Equity securities	595	20	—	615

Total available-for-sale securities	$595	$349,381	$—	$349,976

Deferred compensation assets	$3,188	$—	$—	$3,188

Derivative assets
Interest rate lock commitments	—	39	—	39

Total derivative assets	$—	$39	$—	$39

Deferred compensation liabilities	$3,188	$—	$—	$3,188

Derivative liabilities
Interest rate lock commitments	—	7	—	7

Total derivative liabilities	$—	$7	$—	$7

	December 31, 2010
	Fair Value Measurements Using
				Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Available-for-sale securities:
Agency securities	$—	$9,832	$—	$9,832
Agency mortgage-backed securities	—	215,013	—	215,013
Non-Agency Alt-A residential MBS	—	11,277	—	11,277
Municipal securities	—	176,138	—	176,138
FDIC-backed securities		25,660		25,660
Single issue trust preferred securities	—	41,244	—	41,244
Pooled trust preferred securities	—	264	—	264
Equity securities	616	20	—	636

Total available-for-sale securities	$616	$479,448	$—	$480,064

Deferred compensation assets	$3,192	$—	$—	$3,192

Derivative assets
Interest rate lock commitments	—	28	—	28

Total derivative assets	$—	$28	$—	$28

Deferred compensation liabilities	$3,192	$—	$—	$3,192

Derivative liabilities
Interest rate swap	—	31	—	31
Interest rate lock commitments	—	59	—	59

Total derivative liabilities	$—	$90	$—	$90

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; thus, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. Items subject to nonrecurring fair value adjustments at June 30, 2011, and December 31, 2010, are as follows:

	June 30, 2011
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$—	$—	$6,580	$6,580
Restructured loans	—	—	7,600	7,600
Other real estate owned	—	—	5,585	5,585

	December 31, 2010
	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3	Fair Value
(In Thousands)
Impaired loans	$—	$—	$10,906	$10,906
Restructured loans	—	—	5,771	5,771
Other real estate owned	—	—	4,910	4,910

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

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(In Thousands)
Assets
Cash and cash equivalents	$230,619	$230,619	$112,189	$112,189
Investment securities	354,082	354,133	484,701	484,768
Loans held for sale	920	924	4,694	4,700
Loans held for investment, less allowance	1,347,462	1,371,895	1,359,724	1,370,173
Accrued interest receivable	6,202	6,202	7,675	7,675
Bank owned life insurance	43,607	43,607	42,241	42,241
Derivative financial assets	39	39	28	28
Deferred compensation assets	3,188	3,188	3,192	3,192

Liabilities
Demand deposits	$219,488	$219,488	$205,151	$205,151
Interest-bearing demand deposits	271,622	271,622	262,420	262,420
Savings deposits	405,409	405,409	426,547	426,547
Time deposits	683,157	692,867	726,837	735,332
Securities sold under agreements to repurchase	137,778	144,173	140,894	161,100
Accrued interest payable	2,872	2,872	3,264	3,264
FHLB and other indebtedness	166,179	177,903	191,193	203,539
Derivative financial liabilities	7	7	90	90
Deferred compensation liabilities	3,188	3,188	3,192	3,192
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
The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

	June 30, 2011	December 31, 2010	June 30, 2010
(In Thousands)
Interest rate swap	$—	$50,000	$50,000
IRLC’s	3,500	7,566	6,823
As of June 30, 2011, December 31, 2010, and June 30, 2010, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	June 30, 2011		December 31, 2010		June 30, 2010
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(In Thousands)	Location	Value	Location	Value	Location	Value
Derivatives not designated as hedges
IRLC’s	Other assets	$39	Other assets	$28	Other assets	$52

Total		$39		$28		$52

	Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2010
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value
(In Thousands)
Derivatives designated as hedges
Interest rate swap	Other liabilities	$—	Other liabilities	$31	Other liabilities	$1,093

Total		$—		$31		$1,093

Derivatives not designated as hedges
IRLC’s	Other liabilities	$7	Other liabilities	$59	Other liabilities	$22

Total		$7		$59		$22

Total derivatives		$7		$90		$1,115

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
Effect of Derivatives and Hedging Activities on the Income Statement
For the quarters ended June 30, 2011 and 2010, the Company has determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments for the three- and six-month periods ended June 30, 2011 and 2010.

			Amount of Gain (Loss)
Derivatives Not	Location of Gain (Loss)	Recognized in Income on Derivative
Designated as Hedging	Recognized in Income on	Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Derivative	2011	2010	2011	2010
(In Thousands)
IRLC’s	Other income	$(18)	$79	$63	$102

Total		$(18)	$79	$63	$102

Counterparty Credit Risk. Like other financial instruments, derivatives contain an element of “credit risk.” Credit risk is the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee. The Company reviews its counterparty risk regularly and has determined that, as of June 30, 2011, there is no significant counterparty credit risk.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.
The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations for the periods covered. This discussion and analysis should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K (“2010 Form 10-K”) and the other financial information included in this report.
The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.21 billion at June 30, 2011. Through its community bank subsidiary, First Community Bank (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through 54 locations in Virginia, West Virginia, North Carolina, and Tennessee. The Company is also the parent of GreenPoint Insurance Group, Inc. (“GreenPoint”), a North Carolina based full-service insurance agency offering commercial and personal lines of insurance. The Bank is the parent of Investment Planning Consultants, Inc. (“IPC”), a registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.
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
These forward-looking statements include, among others, statements with respect to the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Company’s control). The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•	The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

•	The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	Inflation, interest rate, market and monetary fluctuations;

•	The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	The willingness of users to substitute competitors’ products and services for our products and services;

•	The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

•	Technological changes;

•	The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	The growth and profitability of noninterest or fee income being less than expected;

•	Changes in the level of our non-performing assets and charge-offs;

•	The effect of changes in accounting policies and practices, as may be adopted from time to time by bank regulatory agencies, the SEC, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

•	Possible other-than-temporary impairments of securities held by us;

•	The impact of current governmental efforts to restructure the U. S. financial regulatory system, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	Changes in consumer spending and savings habits; and

•	Unanticipated regulatory or judicial proceedings.
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
COMPANY OVERVIEW
The Company is a financial holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, IPC, and GreenPoint to offer a wide range of financial services. The Company reported total assets of $2.21 billion at June 30, 2011.
The Company funds its lending activities primarily through the retail deposit operations of its branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed. The Company invests its funds primarily in loans to retail and commercial customers. In addition to loans, the Company invests a portion of its funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. The Company also maintains overnight interest-bearing balances with the Federal Reserve and other correspondent banks. The difference between interest earned on assets and interest paid on liabilities is the Company’s primary source of earnings. The Company’s net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.
The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, IPC. The Bank’s Trust Division and IPC manage assets with an aggregate market value of $892 million as of June 30, 2011. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.
RECENT LEGISLATION
On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law by President Obama. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
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
RESULTS OF OPERATIONS
Overview
The following includes significant developments regarding the Company and its operations in the second quarter and first half of 2011:
•	Net income increased $597 thousand, or 11.64%, to $5.73 million for the second quarter of 2011, as compared to the second quarter of 2010.

•	Return on average assets for the second quarter of 2011 improved to 1.02%, as compared to 0.91% for the second quarter of 2010.

•	The ratio of non-performing assets to total assets was 129 basis points for the second quarter of 2011, an improvement of 3 basis points from year-end 2010.

Net Income
Net income available to common shareholders for the three months ended June 30, 2011, was $5.60 million, or $0.31 per diluted common share, compared with net income available to common shareholders of $5.13 million, or $0.29 per diluted common share, for the three months ended June 30, 2010, an increase of $466 thousand. The increase in net income was primarily due to net gains on the sale of securities, a decrease in the provision for loan losses, and the reduction of interest on deposits and borrowings, which were partially offset by the increase in other operating expenses and reduction of interest on earning assets.
Net income available to common shareholders for the six months ended June 30, 2011, was $11.35 million, or $0.63 per diluted common share, compared with net income available to common shareholders of $10.41 million, or $0.59 per diluted common share, for the six months ended June 30, 2010, an increase of $939 thousand. The increase in net income was primarily due to net gains on the sale of securities, a decrease in the provision for loan losses, and the reduction of interest on deposits and borrowings, which were partially offset by the increase in other operating expenses, reduction of interest on earning assets, and increase in salaries and employee benefits.
Net Interest Income — Quarterly Comparison (See Table I)
Net interest income, the largest contributor to earnings, was $17.75 million for the three months ended June 30, 2011, compared with $18.54 million for the corresponding period in 2010, a decrease of $788 thousand, or 4.25%. Tax-equivalent net interest income totaled $18.49 million for the three months ended June 30, 2011, a decrease of $843 thousand, or 4.36%, from $19.33 million for the corresponding period in 2010. The decrease in tax-equivalent net interest income was largely due to decreases in average earning assets and the interest earned on those assets as a result of a sustained low rate environment.
Average earning assets decreased $40.65 million while average interest-bearing liabilities decreased $88.89 million during the second quarter of 2011 compared with the same period of 2010. The yield on average earning assets decreased 48 basis points to 4.99% from 5.47% between the three-month periods ended June 30, 2011 and 2010, respectively. Total cost of interest-bearing liabilities decreased 39 basis points between the second quarters of 2011 and 2010, which resulted in a net interest rate spread that was 9 basis points lower, at 3.66%, for the second quarter of 2011 compared with 3.75% for the same period last year. The Company’s tax-equivalent net interest margin of 3.83% for the three months ended June 30, 2011, decreased 9 basis points from 3.92% for the same period of 2010.
The yield on loans decreased 16 basis points to 5.88% from 6.04% for the three months ended June 30, 2011 and 2010, respectively. Tax-equivalent loan interest income for the second quarter of 2011 decreased $905 thousand, or 4.30%, compared with the second quarter of 2010 due to the effect of the extended low interest rate environment in the United States and reduction in loans stemming from significant prepayments and scheduled amortization of loans.
The tax-equivalent yield on available-for-sale securities decreased 68 basis points to 3.93% during the three months ended June 30, 2011, while the average balance decreased by $116.50 million, or 23.35%, compared with the same period in 2010. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Average interest-bearing balances with banks were $174.78 million during the second quarter of 2011, and the yield was 0.23%. Interest-bearing balances with banks are comprised largely of excess liquidity kept at the Federal Reserve and bear overnight market rates.
The average balances of interest-bearing demand deposits increased $31.40 million, or 12.64%, while the average rate paid during the second quarter of 2011 decreased 24 basis points when compared with the same period in 2010. During the three months ended June 30, 2011, the average balances of savings deposits decreased $7.23 million, or 1.71%, while the average rate paid decreased 51 basis points compared to the same period in 2010. Average time deposits decreased $70.92 million, or 9.30%, while the average rate paid on time deposits decreased 45 basis points from 2.14% in the second quarter of 2010 to 1.69% in the second quarter of 2011. The level of average noninterest-bearing demand deposits increased $12.01 million, or 5.79%, to $219.40 million during the quarter ended June 30, 2011, compared with the corresponding period of the prior year. During the quarter ended June 30, 2011, the Company reduced the level of time deposit only customer relationships during the same period.

The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $12.46 million, or 13.23%, to $81.74 million for the second quarter of 2011 compared with the same period in 2010. During this same period, the interest rate paid on the retail repurchase agreements decreased 38 basis points to 0.69%. The decrease in the average balance of retail repurchase agreements is largely attributed to customers converting retail repurchase agreements to time deposit and lower balances in commercial treasury accounts in the slow economy. There were no federal funds purchased on average during the second quarters of 2011 and 2010. Wholesale repurchase agreements remained unchanged at $50.00 million and the rate remained at 3.75% for the second quarters of 2011 and 2010. The average balance of FHLB borrowings and other long-term debt decreased by $29.68 million, or 15.16%, in the second quarter of 2011 to $166.12 million, compared with the same period in 2010, while the rate paid on those borrowings increased 44 basis points between the periods.
Net Interest Income — Year-to-Date Comparison (See Table II)
Net interest income was $36.03 million for the six months ended June 30, 2011, compared with $37.16 million for the corresponding period in 2010, a decrease of $1.13 million, or 3.05%. Tax-equivalent net interest income totaled $37.63 million for the six months ended June 30, 2011, a decrease of $1.13 million, or 2.92%, from $38.76 million for the corresponding period in 2010. The decrease in tax-equivalent net interest income was largely due to decreases in average earning assets and decreases in the interest earned on those assets as a result of a sustained low rate environment.
Average earning assets decreased $19.94 million while interest-bearing liabilities decreased $67.77 million during the first half of 2011 compared with the same period of 2010. The yield on average earning assets decreased 44 basis points to 5.13% from 5.57% between the six months ended June 30, 2011 and 2010, respectively. Total cost of interest-bearing liabilities decreased 37 basis points between the first six months of 2011 and 2010, which resulted in a net interest rate spread that was 7 basis points lower, at 3.73%, for the first half of 2011 compared with 3.80% for the same period last year. The Company’s tax-equivalent net interest margin of 3.89% for the six months ended June 30, 2011, decreased 8 basis points from 3.97% for the same period of 2010.
The yield on loans decreased 19 basis points to 5.94% from 6.13% for the six months ended June 30, 2011 and 2010, respectively. Tax-equivalent loan interest income for the first half of 2011 decreased $1.81 million, or 4.26%, compared with the first half of 2010 due to the effect of the extended low interest rate environment in the United States and reduction in loan volume.
The tax-equivalent yield on available-for-sale securities decreased 70 basis points to 4.06% during the six months ended June 30, 2011, while the average balance decreased by $65.96 million, or 13.46%, compared with the same period in 2010. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.
Average interest-bearing balances with banks were $141.66 million during the first half of 2011, and the yield was 0.24%. Interest-bearing balances with banks are comprised largely of excess liquidity kept at the Federal Reserve and bear overnight market rates.
The average balances of interest-bearing demand deposits increased $33.25 million, or 13.71%, while the average rate paid during the first half of 2011 decreased 13 basis points when compared with the same period in 2010. During the six months ended June 30, 2011, the average balances of savings deposits increased $3.67 million, or 0.88%, while the average rate paid decreased 49 basis points compared to the same period in 2010. Average time deposits decreased $71.64 million, or 9.22%, while the average rate paid on time deposits decreased 44 basis points from 2.22% in the first half of 2010 to 1.78% in the first half of 2011. The level of average noninterest-bearing demand deposits increased $12.42 million, or 6.11%, to $215.67 million for the six months ended June 30, 2011, compared with the corresponding period of the prior year.
The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $7.90 million, or 8.49%, to $85.19 million for the first half of 2011 compared with the same period in 2010. During this same period, the interest rate paid on the retail repurchase agreements decreased 40 basis points to 0.74%. The decrease in the average balance of retail repurchase agreements is largely attributed to customers converting retail repurchase agreements to time deposit and lower balances in commercial treasury accounts in the slow economy. There were no federal funds purchased on average during the first half of 2011 and 2010. Wholesale repurchase agreements remained unchanged at $50.00 million for the six months ended June 30, 2011 and 2010, while the rate increased 2 basis points between the two periods due to changes in the structure within those borrowings. The average balance of FHLB borrowings and other long-term debt decreased by $25.15 million, or 12.75%, in the first half of 2011 to $172.12 million compared to the same period in 2010, while the rate paid on those borrowings increased 47 basis points between the periods. The Company prepaid a $25.00 million FHLB advance that carried a 4.00% interest rate during the first quarter of 2011.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
Assets
Earning assets
Loans (2)	$1,373,988	$20,134	5.88%	$1,397,528	$21,039	6.04%
Securities available-for-sale	382,385	3,747	3.93%	498,880	5,728	4.61%
Securities held-to-maturity	4,321	90	8.35%	6,928	145	8.39%
Interest-bearing deposits	174,776	100	0.23%	72,782	34	0.19%

Total earning assets	1,935,470	24,071	4.99%	1,976,118	26,946	5.47%
Other assets	261,221			281,473
Total assets	$2,196,691			$2,257,591

Liabilities
Interest-bearing deposits
Demand deposits	$279,912	$113	0.16%	$248,512	$250	0.40%
Savings deposits	414,439	241	0.23%	421,669	781	0.74%
Time deposits	691,941	2,919	1.69%	762,858	4,075	2.14%

Total interest-bearing deposits	1,386,292	3,273	0.95%	1,433,039	5,106	1.43%
Borrowings
Retail repurchase agreements	81,736	141	0.69%	94,197	252	1.07%
Wholesale repurchase agreements	50,000	468	3.75%	50,000	468	3.75%
FHLB borrowings and other indebtedness	166,121	1,699	4.10%	195,804	1,787	3.66%

Total borrowings	297,857	2,308	3.11%	340,001	2,507	2.96%

Total interest-bearing liabilities	1,684,149	5,581	1.33%	1,773,040	7,613	1.72%
Noninterest-bearing demand deposits	219,402			207,393
Other liabilities	1,666			10,940
Stockholders’ equity	291,474			266,218

Total liabilities and stockholders’ equity	$2,196,691			$2,257,591

Net interest income, tax-equivalent		$18,490			$19,333

Net interest rate spread (3)			3.66%			3.75%

Net interest margin (4)			3.83%			3.92%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax-equivalent net interest income divided by average earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
(Dollars in Thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
Assets
Earning assets
Loans (2)	$1,378,233	$40,629	5.94%	$1,396,603	$42,436	6.13%
Securities available-for-sale	424,104	8,544	4.06%	490,062	11,561	4.76%
Securities held-to-maturity	4,432	185	8.42%	7,033	293	8.40%
Interest-bearing deposits	141,662	169	0.24%	74,675	80	0.22%

Total earning assets	1,948,431	49,527	5.13%	1,968,373	54,370	5.57%
Other assets	263,457			282,363

Total assets	$2,211,888			$2,250,736

Liabilities
Interest-bearing deposits
Demand deposits	$275,781	$324	0.24%	$242,531	$450	0.37%
Savings deposits	421,046	598	0.29%	417,377	1,612	0.78%
Time deposits	705,632	6,231	1.78%	777,268	8,546	2.22%

Total interest-bearing deposits	1,402,459	7,153	1.03%	1,437,176	10,608	1.49%
Borrowings
Retail repurchase agreements	85,191	314	0.74%	93,093	528	1.14%
Wholesale repurchase agreements	50,000	935	3.77%	50,000	931	3.75%
FHLB borrowings and other indebtedness	172,117	3,494	4.09%	197,266	3,539	3.62%

Total borrowings	307,308	4,743	3.11%	340,359	4,998	2.96%

Total interest-bearing liabilities	1,709,767	11,896	1.40%	1,777,535	15,606	1.77%

Noninterest-bearing demand deposits	215,669			203,252
Other liabilities	2,995			8,097
Stockholders’ equity	283,457			261,852

Total liabilities and stockholders’ equity	$2,211,888			$2,250,736

Net interest income, tax-equivalent		$37,631			$38,764

Net interest rate spread (3)			3.73%			3.80%

Net interest margin (4)			3.89%			3.97%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.

(3)	Represents the difference between the yield on earning assets and cost of funds.

(4)	Represents tax-equivalent net interest income divided by average earning assets.

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

	Three Months Ended				Six Months Ended
	June 30, 2011, Compared to 2010				June 30, 2011, Compared to 2010
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(In Thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on:
Loans (FTE)	$(354)	$(560)	$9	$(905)	$(558)	$—	$(1,249)	$(1,807)
Securities available-for-sale (FTE)	(1,338)	(839)	196	(1,981)	(1,556)	429	(1,890)	(3,017)
Securities held-to-maturity (FTE)	(54)	(1)	0	(55)	(108)	—	0	(108)
Interest-bearing deposits with other banks	48	7	11	66	71	(1,266)	1,284	89

Total interest earning assets	(1,698)	(1,393)	217	(2,875)	(2,151)	(837)	(1,855)	(4,843)

Interest paid on:
Demand deposits	32	(150)	(19)	(137)	62	(165)	(23)	(126)
Savings deposits	(13)	(536)	9	(540)	14	(1,019)	(9)	(1,014)
Time deposits	(379)	(857)	80	(1,156)	(788)	(1,682)	155	(2,315)
Retail repurchase agreements	(33)	(90)	12	(111)	(45)	(185)	16	(214)
Wholesale repurchase agreement	—	—	—	—	—	4	0	4
FHLB borrowings and other long-term debt	(271)	216	(33)	(88)	(451)	465	(59)	(45)

Total interest-bearing liabilities	(664)	(1,416)	49	(2,032)	(1,208)	(2,582)	80	(3,710)

Change in net interest income, tax-equivalent	$(1,034)	$23	$168	$(843)	$(943)	$1,745	$(1,935)	$(1,133)

Provision and Allowance for Loan Losses
During the last four years, there has been significant stress in both commercial and residential real estate markets, resulting in significant declines in real estate valuations. Decreases in real estate values adversely affect the value of property used as collateral for loans, including loans originated by the Company. In addition, adverse changes in the economy, particularly continued high rates of unemployment may have a negative effect on the ability of the Company’s borrowers to make timely loan payments. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.
The Company’s allowance for loan losses was $26.48 million at June 30, 2011, $26.48 million at December 31, 2010, and $25.01 million at June 30, 2010. The Company’s allowance for loan loss activity for the three- and six-month periods ended June 30, 2011 and 2010 is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In Thousands)	2011	2010	2011	2010
Allowance for loan losses
Beginning balance	$26,482	$24,508	$26,482	$24,277
Provision for loan losses	3,079	3,596	4,691	7,261
Charge-offs	(3,456)	(3,373)	(5,483)	(7,105)
Recoveries	377	280	792	578

Net charge-offs	(3,079)	(3,093)	(4,691)	(6,527)

Ending balance	$26,482	$25,011	$26,482	$25,011

The total allowance for loan losses to loans held for investment ratio was 1.93% at June 30, 2011, compared with 1.91% at December 31, 2010, and 1.89% at June 30, 2010. Management considers the allowance to be adequate based upon its analysis of the portfolio as of June 30, 2011. Although management utilizes its best judgment and information available, the adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications. In addition, the determination of the allowance for loan losses necessarily requires management to make various assumptions. Therefore, actual loan losses could differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. While management believes the allowance for loan losses is adequate as of June 30, 2011, actual results may prove different and these differences could be significant. The allowance methodology was recently enhanced to further segment the commercial loan portfolio by risk grade. Historical loss rates for each risk grade are adjusted by environmental factors to estimate the amount of reserve needed by segment. The Company believes this enhancement results in increased granularity within the allowance for loan losses and will be more reflective of trends within the commercial loan portfolio.
During the second quarter and first half of 2011, the Company incurred net charge-offs of $3.08 million and $4.69 million, respectively, compared with $3.09 million and $6.53 million in the respective periods of 2010. Annualized net charge-offs for the second quarter of 2011 were 0.90% of the average loan balance, compared to 0.69% of the average loan balance for the same period of 2010. The Company made provisions for loan losses of $3.08 million and $4.69 million, respectively, for the three- and six-month periods ended June 30, 2011, compared to $3.60 million and $7.26 million, respectively, in the same period of 2010. Provisions for loan losses covered 100.00% of net charge-offs for the three- and six-month periods ended June 30, 2011.
Total delinquent loans as of June 30, 2011, measured 2.12% of total loans, of which 0.52% were comprised of loans 30-89 days delinquent and 1.60% were comprised of loans in non-accrual status. Total delinquent loans have decreased approximately $7.29 million, or 20.02%, since December 31, 2010. Non-performing loans, comprised of non-accrual loans and unseasoned loan restructurings (as the Company does not have any loans that are 90 days past due and still accruing), as a percentage of total loans were 1.67% at June 30, 2011, 1.78% at December 31, 2010, and 1.35% at June 30, 2010.
At June 30, 2011, non-accrual loans, including acquired, impaired non-accrual loans, were primarily composed of the following categories of loans: 27.97% were single family residential mortgage; 24.07% were non-farm, non-residential commercial loans; and 20.51% were commercial and industrial loans. Approximately $3.50 million, or 15.88%, of non-accrual loans is attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009.
During the second quarter of 2011, the company downgraded a $4.60 million loan within the hospitality industry to substandard, which accounted for a majority of the increase in sub-standard loans within the non-farm, non-residential loan segment.
Noninterest Income
Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income for the second quarter of 2011 was $11.36 million compared with noninterest income of $8.90 million in the same period of 2010, an increase of $2.46 million. Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges and gains on the sale of securities, noninterest income for the quarter ended June 30, 2011, increased $251 thousand, or 3.18%, compared to the same period in 2010. Wealth management revenues decreased $82 thousand, or 8.10%, to $930 thousand for the three months ended June 30, 2011, compared with the same period in 2010. Service charges on deposit accounts increased $6 thousand, or 0.18%, to $3.35 million for the three months ended June 30, 2011, compared with the same period in 2010. Other service charges and fees increased $211 thousand, or 16.88%, to $1.46 million for the three months ended June 30, 2011, compared with the same period in 2010. Insurance commissions for the second quarter of 2011 were $1.56 million, an increase of $172 thousand, or 12.38%, from the comparable period in 2010. Other operating income totaled $834 thousand for the three months ended June 30, 2011, a decrease of $56 thousand, or 6.29%, compared with the same period in 2010. For the quarter ended June 30, 2011, the Company recognized no OTTI charges, compared to $185 thousand of OTTI charges related to two pooled trust preferred securities and several small equity holdings during the same period of 2010. During the second quarter of 2011, net securities gains of $3.22 million were realized compared with net gains of $1.20 million in the comparable period in 2010.
Noninterest income for the first half of 2011 was $20.86 million compared with noninterest income of $17.48 million in the same period of 2010, an increase of $3.38 million. Exclusive of the impact of OTTI charges and gains on the sale of securities, noninterest income for the six months ended June 30, 2011, increased $113 thousand, or 0.70%, compared to the same period in 2010. Wealth management revenues decreased $73 thousand, or 3.85%, to $1.82 million for the first half of 2011, compared with the same period in 2010. Service charges on deposit accounts increased $45 thousand, or 0.71%, to $6.38 million for the six months ended June 30, 2011, compared with the same period in 2010. Other service charges and fees increased $336 thousand, or 13.28%, to $2.87 million for the six months ended June 30, 2011, compared with the same period in 2010. Insurance commissions for the first half of 2011 were $3.50 million, a decrease of $86 thousand, or 2.40%, from the comparable period in 2010. The decrease in insurance commissions reflects the effects of the recent recession, as well as the soft insurance market. Other operating income totaled $1.75 million for the six months ended June 30, 2011, a decrease of $109 thousand, or 5.86%, compared with the same period in 2010. For the six months ended June 30, 2011, the Company recognized $527 thousand of OTTI charges related to a non-agency mortgage-backed security, compared to $185 thousand of OTTI charges related to two pooled trust preferred securities and several small equity holdings during the same period of 2010.

During the first half of 2011, net securities gains of $5.06 million were realized compared with net gains of $1.45 million in the comparable period in 2010.
Over the course of the first half of 2011, the Company strategically harvested gains in the investment portfolio as changes in the interest rate environment presented opportunities. Additionally, approximately $967 thousand of the gains realized during the period were recoveries of investment security impairments that occurred during 2009.
For a more detailed discussion of activities regarding investment securities and impairment charges, please see Note 3 to the Consolidated Financial Statements included in Part I.
Noninterest Expense
Noninterest expense totaled $17.74 million for the quarter ended June 30, 2011, an increase of $1.14 million, or 6.87%, from the same period in 2010. Salaries and employee benefits for the second quarter of 2011 increased $198 thousand, or 2.33%, compared to the same period in 2010. Occupancy and furniture and equipment expenses decreased $11 thousand, or 0.44%, between the comparable periods. Deposit insurance premiums and assessments were $414 thousand for the three-month period ended June 30, 2011, a decrease of $296 thousand, or 41.69%, compared to the same period in 2010, which was primarily due to the FDIC’s change in assessment methodology for deposit insurance to one based on tangible assets. Other operating expense totaled $5.90 million for the second quarter of 2011, an increase of $1.24 million, or 26.63%, from $4.66 million for the second quarter of 2010. The increase in other operating expense was primarily due to a $1.27 million increase in expenses and losses associated with other real estate owned between the comparable quarters.
Noninterest expense totaled $35.80 million for the six months ended June 30, 2011, an increase of $3.13 million, or 9.58%, from the same period in 2010. Salaries and employee benefits for the first half of 2011 increased $1.36 million, or 8.25%, compared to the same period in 2010. The Company has increased staffing levels in credit administration, marketing, and compliance due to increasing regulatory burdens. The Company has also experienced a significant increase in health insurance costs in recent quarters. Occupancy and furniture and equipment expenses decreased $13 thousand, or 0.56%, between the comparable periods. Deposit insurance premiums and assessments were $1.29 million for the six-month period ended June 30, 2011, a decrease of $119 thousand, or 8.43%, compared to the same period in 2010. Other operating expense totaled $10.67 million for the first half of 2011, an increase of $1.47 million, or 16.01%, from $9.19 million for the first half of 2010. The increase in other operating expenses includes an increase of $772 thousand in expenses and losses associated with other real estate owned.
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
For the second quarter of 2011, income taxes were $2.57 million compared with income taxes of $2.12 million for the second quarter of 2010. For the quarters ended June 30, 2011 and 2010, the effective tax expense rates were 30.99% and 29.25%, respectively. For the six months ended June 30, 2011, income taxes were $4.92 million compared with $4.30 million for the same period of 2010. For the six months ended June 30, 2011 and 2010, the effective tax expense rates were 30.00% and 29.25%, respectively.
FINANCIAL CONDITION
Total assets at June 30, 2011, decreased $37.84 million, or 1.69%, to $2.21 billion from December 31, 2010. At June 30, 2011, cash and cash equivalents increased $118.43 million since year-end 2010. At June 30, 2011, total liabilities were $1.90 billion, a decrease of $70.16 million, or 3.55%, from December 31, 2010. Deposits decreased $41.28 million, securities sold under agreements to repurchase decreased $3.12 million, and borrowings decreased $25.01 million during the six-month period ended June 30, 2011.
Securities
Available-for-sale securities were $349.98 million at June 30, 2011, compared with $480.06 million at December 31, 2010, a decrease of $130.09 million, or 27.10%. The market value of securities available-for-sale as a percentage of amortized cost improved from 96.40% at December 31, 2010, to 97.23% at June 30, 2011, reflecting improved pricing on certain issues. Held-to-maturity securities declined to $4.11 million at June 30, 2011, compared with $4.64 million at December 31, 2010.

During the second quarter of 2011, the Company recognized no OTTI charges. For the first half of 2011, the Company recognized OTTI charges in earnings related to a non-agency mortgage-backed security of $527 thousand. During the three- and six-month periods ended June 30, 2011, the Company recognized no OTTI charges on equity securities.
For a more detailed discussion of investment securities, please see Note 3 to the Consolidated Financial Statements included in Part I.
Loan Portfolio
Loans Held for Sale
The $920 thousand balance of loans held for sale at June 30, 2011, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments to originate mortgage loans for customers at June 30, 2011, was $3.50 million on 22 loans.
Loans Held for Investment
Total loans held for investment were $1.37 billion at June 30, 2011, representing a decrease of $12.26 million from December 31, 2010, and a decrease of $25.94 million from June 30, 2010. The average loan to deposit ratio was 85.57% for the second quarter of 2011, compared with 85.54% for the fourth quarter of 2010, and 85.19% for the second quarter of 2010. Year-to-date average loans of $1.38 billion decreased $18.37 million when compared to year-to-date average loans of $1.40 billion in 2010.
The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of June 30, 2011, December 31, 2010, and June 30, 2010.

	June 30, 2011		December 31, 2010		June 30, 2010
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial loans
Construction — commercial	$34,966	2.55%	$42,694	3.08%	$45,134	3.22%
Land development	4,694	0.34%	16,650	1.20%	20,414	1.46%
Other land loans	23,354	1.70%	24,468	1.77%	27,313	1.95%
Commercial and industrial	92,891	6.76%	94,123	6.79%	101,672	7.26%
Multi-family residential	78,163	5.69%	67,824	4.89%	70,850	5.06%
Non-farm, non-residential	333,475	24.27%	351,904	25.39%	352,842	25.21%
Agricultural	1,677	0.12%	1,342	0.10%	1,354	0.10%
Farmland	37,227	2.71%	36,954	2.67%	39,053	2.79%

Total commercial loans	606,447	44.14%	635,959	45.89%	658,632	47.05%
Consumer real estate loans
Home equity lines	111,995	8.15%	111,620	8.05%	113,036	8.07%
Single family residential mortgage	560,527	40.80%	549,157	39.61%	536,540	38.33%
Owner-occupied construction	18,062	1.31%	18,349	1.32%	21,346	1.52%

Total consumer real estate loans	690,584	50.26%	679,126	48.98%	670,922	47.92%
Consumer and other loans
Consumer loans	64,692	4.71%	63,475	4.58%	62,659	4.48%
Other	12,221	0.89%	7,646	0.55%	7,672	0.55%

Total consumer and other loans	76,913	5.60%	71,121	5.13%	70,331	5.03%

Total	$1,373,944	100.00%	$1,386,206	100.00%	$1,399,885	100.00%

Loans Held for Sale	$920		$4,694		$2,141

Non-Performing Assets
Non-performing assets include loans on non-accrual status, unseasoned loan restructurings, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $28.50 million at June 30, 2011, $29.65 million at December 31, 2010, and $25.98 million at June 30, 2010. The percentage of non-performing assets to total assets was 1.29% at June 30, 2011, 1.32% at December 31, 2010, and 1.16% at June 30, 2010.
The following table details non-performing assets by category at the close of each of the quarters ended June 30, 2011, December 31, 2010, and June 30, 2010.

(Dollars in Thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Non-accrual loans	$22,037	$19,414	$17,668
Restructured loans	878	5,325	1,206
Loans 90 days or more past due and still accruing interest	—	—	—

Total non-performing loans	22,915	24,739	18,874
Other real estate owned	5,585	4,910	7,108

Total non-performing assets	$28,500	$29,649	$25,982

Restructured loans performing in accordance with modified terms	$7,044	$3,911	$1,557

Non-performing loans as a percentage of total loans	1.67%	1.78%	1.35%
Non-performing assets as a percentage of total assets	1.29%	1.32%	1.16%
Non-performing assets as a percentage of total loans and other real estate owned	2.07%	2.13%	1.85%
Allowance for loan losses as a percentage of non-performing loans	115.6%	107.0%	132.5%
Ongoing activity within the classification and categories of non-performing loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the non-performing classification as a result of changing economic conditions, borrower financial capacity, and resolution efforts on the part of the Company. There were no loans 90 days past due and still accruing at June 30, 2011, December 31, 2010, or June 30, 2010. OREO was $5.59 million at June 30, 2011, an increase of $675 thousand from December 31, 2010, and is carried at the lesser of estimated net realizable value or cost. OREO increased from December 31, 2010, as a result of escalation in asset resolution and foreclosure activity. At June 30, 2011, OREO consisted of 49 properties with an average book value of $193 thousand and an average holding period of 7 months. During the three- and six-month periods ended June 30, 2011, net losses on the sale of OREO totaled $1.55 million and $1.70 million, respectively.
The Company’s Special Assets staff assumes the management and monitoring of all loans determined to be seriously delinquent or impaired. When resolution of delinquent loans through secondary repayment sources becomes evident, updated appraisals are ordered and the Company generally begins to complete the tasks necessary to gain control of the collateral and prepare for liquidation including, but not limited to, engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate. Special Assets staff also regularly reviews the relationship to identify any potential adverse developments during this time and continues to seek alternative resolution processes, where possible.
At June 30, 2011, the allowance for loan losses related to loan restructurings totaled $1.32 million. Total interest income recognized on loan restructurings for the three- and six- month periods ended June 30, 2011, totaled $132 thousand and $254 thousand, respectively. When restructuring loans for troubled borrowers, the Company generally makes concessions in interest rates and amortization terms.

Deposits and Other Borrowings
Total deposits decreased by $41.28 million, or 2.55%, during the first six months of 2011. Noninterest-bearing demand deposits increased $14.34 million to $219.49 million at June 30, 2011, compared with $205.15 million at December 31, 2010. Interest-bearing demand deposits increased $9.20 million to $271.62 million at June 30, 2011, from December 31, 2010. Savings decreased $21.14 million, or 4.96%, and time deposits decreased $43.68 million, or 6.01%, during the first half of 2011.
Securities sold under repurchase agreements decreased $3.12 million, or 2.21%, in the first six months of 2011 to $137.78 million. There were no federal funds purchased outstanding at June 30, 2011, as the Company maintained a very strong liquidity position throughout the first half of 2011.
Stockholders’ Equity
Total stockholders’ equity increased $32.33 million, or 11.98%, from $269.88 million at December 31, 2010, to $302.20 million at June 30, 2011. Changes in stockholders’ equity during the period were primarily the result of net income of $11.48 million, an increase in accumulated other comprehensive income of $4.99 million, the completion of an $18.92 million capital raise through the private placement of convertible preferred stock, and the payment of common dividends of $3.58 million. The convertible preferred stock was issued for general corporate purposes, including the possible capitalization of the Company’s future growth plans.
Risk-Based Capital
Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. At June 30, 2011, the Company’s total risk-based capital ratio was 17.59% compared with 15.33% at December 31, 2010. The Company’s Tier 1 risk-based capital ratio was 16.33% at June 30, 2011, compared with 14.07% at December 31, 2010. The Company’s Tier 1 leverage ratio at June 30, 2011, was 11.00% compared with 9.44% at December 31, 2010. At June 30, 2011, the Bank was deemed “well-capitalized” under regulatory capital adequancy standards.
Liquidity and Capital Resources
At June 30, 2011, the Company maintained liquidity in the form of cash and cash equivalent balances of $194.85 million, unpledged securities available-for-sale of $103.12 million, and total FHLB credit availability of approximately $160.71 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.
The Company is a holding company, which is a separate legal entity from the Bank, and at June 30, 2011, maintained cash balances of $23.36 million. The principal source of the Company’s income is dividends from the Bank, which are subject to regulatory restrictions and limitations. As a result of investment securities impairments in 2009, the Bank is limited as to the dividends it can pay to the Company. Accordingly, the Bank would need permission from the Virginia Bureau of Financial Institutions prior to paying dividends to the Company. The cash reserves and investments held by the Company, as well as management fee arrangements provide adequate working capital to meet its obligations and projected dividends to shareholders for the next twelve months and through the projected period of dividend restrictions.
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
In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook and estimates of the economic value of equity in a range for a range of assumed interest rate scenarios. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and the Company’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the Company’s strategies. However, the earnings simulation model is currently the best tool available to the Company and the industry for managing interest rate risk.
Specific strategies for management of interest rate risk have included shortening the amortized maturity of new fixed-rate loans, increasing the volume of adjustable-rate loans to reduce the average maturity of the Company’s interest-earning assets, and monitoring the term and structure of liabilities to maintain a balanced mix of maturity and repricing structures to mitigate potential exposure. At June 30, 2011, modeling indicates that the Company is in a relatively neutral position with respect to sensitivity to interest rate changes.
The Company has established policy limits for tolerance of interest rate risk in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits.

The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of June 30, 2011, and December 31, 2010, of immediate and sustained rate shocks in the interest rate environments of plus 300 to minus 100 basis points from the base case rate simulation, assuming no remedial measures are effected. At June 30, 2011, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering complete downward shocks greater than 100 basis points unrealistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

Rate Sensitivity Analysis
	June 30, 2011
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates (Basis Points)	Income	Change	of Equity	Change
300	$5,645	8.3	$13,009	3.9
200	3,452	5.1	11,293	3.4
100	1,599	2.4	7,950	2.4
(100)	(318)	(0.5)	(26,750)	(8.0)

	December 31, 2010
(Dollars in Thousands)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates (Basis Points)	Income	Change	of Equity	Change
300	$932	1.2	$(10,634)	(3.6)
200	121	0.2	(1,530)	(0.5)
100	329	0.4	4,734	1.6
(100)	(105)	(0.1)	(21,503)	(7.3)
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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based on that evaluation, the Company’s CEO along with the Company’s CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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
Changes in Internal Control over Financial Reporting
The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s Common Stock during the second quarter of 2011.

			Total Number	Maximum
	Total		of Shares	Number of
	Number of	Average	Purchased as	Shares That May
	Shares	Price Paid	Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan (1)
April 1-30, 2011	—	$—	—	912,777
May 1-31, 2011	—	—	—	913,027
June 1-30, 2011	—	—	—	935,002

Total	—	$—	—

(1)	The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 1,100,000 shares. The plan has no expiration date, remains open and no plans have expired during the reporting period covered by this table. No determination has been made to terminate the plan or to cease making purchases. The Company held 164,998 shares in treasury at June 30, 2011.
ITEM 3. Defaults Upon Senior Securities
Not Applicable
ITEM 4. Reserved
ITEM 5. Other Information
Not Applicable
ITEM 6. Exhibits
(a)	Exhibits

Exhibit
No.	Exhibit
3(i)	Articles of Incorporation of First Community Bancshares, Inc. (31)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (17)

3.1	Reserved.

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (21)

4.6	Warrant to purchase 88,273 shares of Common Stock of First Community Bancshares, Inc. (29)

4.7	Reserved.

4.8	Reserved.

10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan, as amended. (18)

10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez (6) and Waiver Agreement. (27)

10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan, as amended (24) and Amendment #1. (28)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (8)

10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan, as amended. (22)

10.7**	First Community Bancshares, Inc. Wrap Plan. (7)

10.8	Reserved.

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.11	Reserved.

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Form of Award Agreement. (13)

10.13	Reserved.

Exhibit
No.	Exhibit
10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.15	Reserved.

10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)

10.17	Reserved.

10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (22)

10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)

10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)

10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)

10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)

10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)

10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert. L. Schumacher. (26)

10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)

10.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)

11	Statement regarding computation of earnings per share. (16)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.

**	Indicates a management contract or compensation plan.

(1)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010

(2)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(3)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.

(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.

(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.

(7)	Incorporated by reference from Item 1.01 of the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.

(8)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, and filed on April 4, 2000, and amended on April 13, 2000.

(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 15, 2004.

(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(13)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.

(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.

(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.

(16)	Incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included herein.

(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.

(18)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.

(19)	Incorporated by reference from Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.

(20)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated June 28, 2011, and filed June 28, 2011.

(21)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, and filed May 23, 2011.

(22)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, and filed December 17, 2010.

(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.

(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.

(25)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.

(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.

(27)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, and filed December 17, 2010.

(28)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, and filed December 17, 2010. (29) Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K dated and filed July 27, 2010.

(30)	Reserved.

(31)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period dated June 30, 2010, and filed August 16, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
First Community Bancshares, Inc.
DATE: August 9, 2011

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