Form 10-Q
period 2011-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2011-11-07
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

Commission file number 000-19297

FIRST COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Nevada	55-0694814
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P.O. Box 989 Bluefield, Virginia	24605-0989
(Address of principal executive offices)	( Zip Code)

(276) 326-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class – Common Stock, $1.00 Par Value; 17,846,314 shares outstanding as of November 4, 2011

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended September 30, 2011

ITEM 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
(Dollars in Thousands)	(Unaudited)
Assets
Cash and due from banks	$38,776	$28,816
Federal funds sold	103,179	81,526
Interest-bearing balances with banks	6,365	1,847

Total cash and cash equivalents	148,320	112,189
Securities available-for-sale	449,387	480,064
Securities held-to-maturity	3,342	4,637
Loans held for sale	3,575	4,694
Loans held for investment, net of unearned income	1,374,656	1,386,206
Less allowance for loan losses	26,407	26,482

Net loans held for investment	1,348,249	1,359,724
Premises and equipment, net	54,860	56,244
Other real estate owned	5,942	4,910
Interest receivable	6,264	7,675
Goodwill	83,832	84,914
Other intangible assets	4,576	5,725
Other assets	111,745	123,462

Total assets	$2,220,092	$2,244,238

Liabilities
Deposits:
Noninterest-bearing	$233,683	$205,151
Interest-bearing	1,356,808	1,415,804

Total deposits	1,590,491	1,620,955
Interest, taxes and other liabilities	20,030	21,318
Securities sold under agreements to repurchase	139,510	140,894
FHLB borrowings	150,000	175,000
Other indebtedness	15,941	16,193

Total Liabilities	1,915,972	1,974,360

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2011, or December 31, 2010	—	—
Series A preferred stock, $0.01 par value; 25,000 shares authorized; 18,921 shares issued at September 30, 2011, and no shares issued at December 31, 2010	18,921	—
Common stock, $1 par value; 50,000,000 shares authorized; 18,082,822 shares issued at September 30, 2011, and 18,082,822 issued at December 31, 2010, and 213,308 and 216,487 shares in treasury, respectively	18,083	18,083
Additional paid-in capital	188,243	189,239
Retained earnings	92,498	81,486
Treasury stock, at cost	(5,651)	(6,740)
Accumulated other comprehensive loss	(7,974)	(12,190)

Total stockholders’ equity	304,120	269,878

Total Liabilities and Stockholders’ Equity	$2,220,092	$2,244,238

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands, Except Share and Per Share Data)	2011	2010	2011	2010
Interest Income
Interest and fees on loans held for investment	$20,084	$21,440	$60,633	$63,791
Interest on securities — taxable	1,711	2,895	6,094	10,411
Interest on securities — nontaxable	1,180	1,451	4,004	4,271
Interest on deposits in banks	75	54	244	134

Total interest income	23,050	25,840	70,975	78,607

Interest Expense
Interest on deposits	2,998	4,872	10,151	15,480
Interest on borrowings	2,318	2,371	7,061	7,369

Total interest expense	5,316	7,243	17,212	22,849

Net interest income	17,734	18,597	53,763	55,758
Provision for loan losses	1,920	3,810	6,611	11,071

Net interest income after provision for loan losses	15,814	14,787	47,152	44,687

Noninterest Income
Wealth management income	868	909	2,692	2,806
Service charges on deposit accounts	3,404	3,457	9,788	9,796
Other service charges and fees	1,426	1,244	4,293	3,775
Insurance commissions	1,523	1,663	5,027	5,253
Total impairment losses on securities	(210)	—	(737)	(185)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(210)	-	(737)	(185)
Net gains on sale of securities	178	2,574	5,238	4,025
Other operating income	877	1,091	2,627	2,950

Total noninterest income	8,066	10,938	28,928	28,420

Noninterest Expense
Salaries and employee benefits	8,409	8,753	26,223	25,209
Occupancy expense of bank premises	1,476	1,573	4,691	4,852
Furniture and equipment expense	862	926	2,686	2,748
Amortization of intangible assets	250	260	770	769
FDIC premiums and assessments	348	718	1,640	2,129
Prepayment penalties on FHLB advances	—	—	471	—
Other operating expense	4,715	5,199	15,380	14,392

Total noninterest expense	16,060	17,429	51,861	50,099

Income before income taxes	7,820	8,296	24,219	23,008
Income tax expense	2,502	1,743	7,422	6,046

Net income	5,318	6,553	16,797	16,962
Dividends on preferred stock	286	—	417	—

Net income available to common shareholders	$5,032	$6,553	$16,380	$16,962

Basic earnings per common share	$0.28	$0.37	$0.92	$0.95
Diluted earnings per common share	$0.28	$0.37	$0.91	$0.95

Cash dividends per common share	$0.10	$0.10	$0.30	$0.30

Weighted average basic shares outstanding	17,896,534	17,808,348	17,886,902	17,787,233
Weighted average diluted shares outstanding	19,205,634	17,832,882	18,533,364	17,812,895

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars In Thousands)	2011	2010
Operating activities:
Net income	$16,797	$16,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,611	11,071
Depreciation and amortization of premises and equipment	3,030	3,050
Intangible amortization	770	769
Net investment amortization and accretion	1,047	542
Net (gain) loss on the sale of property, plant, and equipment	(91)	341
Net gain on the sale of securities	(5,238)	(4,025)
Mortgage loans originated for sale	(29,482)	(28,101)
Proceeds from sales of mortgage loans	31,132	36,856
Gain on sales of loans	(531)	(565)
Equity-based compensation expense	25	51
Deferred income tax expense (benefit)	2,618	(1,965)
Decrease in interest receivable	1,411	711
FHLB debt prepayment fees	471	—
Net impairment losses recognized in earnings	737	185
Other operating activities, net	5,041	12,912

Net cash provided by operating activities	34,348	48,794

Investing activities:
Proceeds from sales of securities available-for-sale	191,397	142,936
Proceeds from maturities and calls of securities available-for-sale	29,624	66,227
Proceeds from maturities and calls of securities held-to-maturity	1,300	1,544
Purchase of securities available-for-sale	(180,501)	(208,720)
Proceeds from (originations of) loans and leases	3,771	(14,401)
Proceeds from (investment in) the redemption of FHLB stock	1,098	(982)
Cash provided by (invested in) acquisitions, net	1,586	(667)
Purchase of property, plant, and equipment	(2,169)	(2,374)
Proceeds from sales of property, plant, and equipment	565	37

Net cash provided by (used in) investing activities	46,671	(16,400)
Financing activities:
Net increase in noninterest-bearing deposits	28,532	7,923
Net (decrease) increase in interest-bearing deposits	(58,996)	3,340
Net decrease in FHLB and other borrowings	(25,252)	(7,715)
FHLB debt prepayment fees	(471)	—
Net decrease in securities sold under agreement to repurchase	(1,384)	(221)
Proceeds from the exercise of stock options	32	30
Net proceeds from the issuance of preferred stock	18,802	—
Excess tax benefit from stock-based compensation	5	9
Repurchase of treasury stock	(514)	—
Preferred dividends paid	(274)	—
Common dividends paid	(5,368)	(5,337)

Net cash used in financing activities	(44,888)	(1,971)

Increase in cash and cash equivalents	36,131	30,423
Cash and cash equivalents at beginning of period	112,189	101,341

Cash and cash equivalents at end of period	$148,320	$131,764

Supplemental information — noncash items
Transfer of loans to other real estate	$7,511	$5,807

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in Thousands)
Balance January 1, 2010	$—	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267
Comprehensive income:
Net income	—	—	—	16,962	—	—	16,962
Other comprehensive income — see note 9	—	—	—	—	—	9,305	9,305

Comprehensive income	—	—	—	16,962	—	9,305	26,267

Common dividends declared and paid	—	—	—	(5,337)	—	—	(5,337)
Issuance of vested shares — 800 shares	—	—	(25)	—	25	—	—
Equity-based compensation expense	—	—	51	—	—	—	51
Retirement plan contribution — 66,006 shares issued	—	—	(1,130)	—	2,055	—	925
Option exercises — 2,631 shares	—	—	(52)	—	82	—	30

Balance September 30, 2010	$—	$18,083	$189,811	$78,385	$(7,729)	$(4,347)	$274,203

Balance January 1, 2011	$—	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878
Comprehensive income:
Net income	—	—	—	16,797	—	—	16,797
Other comprehensive income — see note 9	—	—	—	—	—	4,216	4,216

Comprehensive income	—	—	—	16,797	—	4,216	21,013

Common dividends declared and paid	—	—	—	(5,368)	—	—	(5,368)
Preferred dividends declared	—	—	—	(417)	—	—	(417)
Issuance of preferred stock	18,921	—	(119)	—	—	—	18,802
Issuance of vested shares	—	—	(22)	—	22	—	—
Equity-based compensation expense	—	—	17	—	8	—	25
Retirement plan contribution — 47,570 shares issued	—	—	(812)	—	1,481	—	669
Purchase of treasury shares — 48,310 shares at $10.58 per share	—	—	—	—	(514)	—	(514)
Option exercises — 2,969 shares	—	—	(60)	—	92	—	32

Balance September 30, 2011	$18,921	$18,083	$188,243	$92,498	$(5,651)	$(7,974)	$304,120

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

The Company operates within two business segments — community banking and insurance services. Insurance services are comprised of agencies that sell property and casualty and life and health insurance policies and arrangements. All other operations, including commercial and consumer banking, lending activities, and wealth management are included within the banking segment.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In Thousands, Except Share and Per Share Data)	2011	2010	2011	2010
Net income	$5,318	$6,553	$16,797	$16,962
Dividends on preferred stock	286	—	417	—

Net income available to common shareholders	$5,032	$6,553	$16,380	$16,962

Weighted average shares outstanding	17,896,534	17,808,348	17,886,902	17,787,233
Diluted shares for stock options	3,551	11,630	5,643	12,758
Contingently issuable shares	—	12,904	—	12,904
Convertible preferred shares	1,305,549	—	640,819	—

Weighted average dilutive shares outstanding	19,205,634	17,832,882	18,533,364	17,812,895

Basic earnings per share	$0.28	$0.37	$0.92	$0.95
Diluted earnings per share	$0.28	$0.37	$0.91	$0.95

For the three- and nine-month periods ended September 30, 2011, options and warrants to purchase 480,045 and 480,221 shares, respectively, of common stock were outstanding but were not included in the computation of diluted earnings per common share because they would have an anti-dilutive effect. Likewise, options and warrants to purchase 491,189 shares of common stock were excluded from the three- and nine-month periods’ ended September 30, 2010, computation of diluted earnings per common share because their effect would be anti-dilutive.

Series A Preferred Stock

On May 20, 2011, the Company completed a private placement of 18,921 shares of its Series A Preferred Stock. The shares carry a 6% dividend rate and are non-cumulative. Each share is convertible into 69 shares of the Company’s common stock at any time and mandatorily convert after five years. The Company may redeem the shares at face value after the third anniversary.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 310, “Receivables”. New authoritative accounting guidance under ASC Topic 310 amends prior guidance to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables by providing additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 310 during the fourth quarter of 2010. Other than the additional disclosures, the adoption of the new guidance had no significant impact on the Company’s financial statements.

In April 2011, FASB issued Accounting Standard Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which clarifies when creditors should classify loan modifications as troubled debt restructurings. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and is applied retrospectively to restructurings at the beginning of the year of adoption. The guidance on measuring the impairment of a receivable restructured in a troubled restructuring is effective on a prospective basis. The Company adopted the new guidance during the third quarter of 2011 and the new disclosures are presented in Note 5 to the Consolidated Financial Statements.

In April 2011, FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” which simplifies the accounting for financial assets transferred under repurchase agreements and similar arrangements by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance. The guidance is effective for interim and annual periods beginning on or after December 15, 2011, and is applied on a prospective basis. The Company is currently assessing the impact on its financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRS,” which was issued primarily to provide largely identical guidance about fair value measurement and disclosure requirements for International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. Public companies are required to apply the standard prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently assessing the impact on its financial statements.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact on its financial statements.

In September 2011, FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which simplifies how an entity tests goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is necessary to perform additional impairment testing. The guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the impact on its financial statements.

Note 2. Divestitures

In July and August 2011, the Company sold three insurance agency offices. The Company recorded net gains of $67 thousand on the sales of the offices and has the potential to recognize an additional $650 thousand over time as earn-out payments are received. Annualized revenue and income before taxes from the three offices approximate $572 thousand and $5 thousand, respectively.

Note 3. Investment Securities

As of September 30, 2011, and December 31, 2010, the amortized cost and estimated fair value of available-for-sale securities were as follows:

	September 30, 2011
(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI*
States and political subdivisions	$124,582	$5,438	$(1)	$130,019	$—
Single issue trust preferred securities	55,631	—	(15,590)	40,041	—
Corporate FDIC insured	13,758	17	—	13,775	—
Mortgage-backed securities:
Agency	248,480	6,051	(111)	254,420	—
Non-Agency Alt-A residential	17,728	—	(7,130)	10,598	(7,130)

Total mortgage-backed securities	266,208	6,051	(7,241)	265,018	(7,130)
Equity securities	434	216	(116)	534	—

Total	$460,613	$11,722	$(22,948)	$449,387	$(7,130)

	December 31, 2010
(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI*
U.S. Government agency securities	$10,000	$—	$(168)	$9,832	$—
States and political subdivisions	178,149	2,649	(4,660)	176,138	—
Trust preferred securities:
Single issue	55,594	—	(14,350)	41,244	—
Pooled	23	241	—	264	—

Total trust preferred securities	55,617	241	(14,350)	41,508	—
Corporate FDIC insured	25,282	378	—	25,660	—
Mortgage-backed securities:
Agency	209,281	7,039	(1,307)	215,013	—
Non-Agency Alt-A residential	19,181	—	(7,904)	11,277	(7,904)

Total mortgage-backed securities	228,462	7,039	(9,211)	226,290	(7,904)
Equity securities	495	206	(65)	636	—

Total	$498,005	$10,513	$(28,454)	$480,064	$(7,904)

*	Other-than-temporary impairment in accumulated other comprehensive income.

As of September 30, 2011, and December 31, 2010, the amortized cost and estimated fair value of held-to-maturity securities were as follows:

	September 30, 2011
(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
States and political subdivisions	$3,342	$42	$—	$3,384

Total	$3,342	$42	$—	$3,384

	December 31, 2010
(In Thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
States and political subdivisions	$4,637	$67	$—	$4,704

Total	$4,637	$67	$—	$4,704

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2011, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due within one year	$450	$452
Due after one year but within five years	27,527	28,044
Due after five years but within ten years	21,740	22,833
Due after ten years	144,254	132,506

	193,971	183,835
Mortgage-backed securities	266,208	265,018
Equity securities	434	534

Total	$460,613	$449,387

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2011, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In Thousands)	Amortized Cost	Fair Value
Due within one year	$901	$913
Due after one year but within five years	2,441	2,471
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$3,342	$3,384

The carrying value of securities pledged to secure public deposits as required by law and for other purposes was $292.32 million and $302.67 million at September 30, 2011, and December 31, 2010, respectively.

The following table presents the Company’s gross gains and gross losses from the sale of securities for the three- and nine-month periods ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Gross gains	$209	$3,032	$6,889	$4,517
Gross losses	(31)	(458)	(1,651)	(492)

Net gains on sales of securities	$178	$2,574	$5,238	$4,025

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at September 30, 2011, and December 31, 2010.

	September 30, 2011
	Less than 12 Months		12 Months or longer		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$—	$—	$183	$(1)	$183	$(1)
Single issue trust preferred securities	—	—	40,041	(15,590)	40,041	(15,590)
Mortgage-backed securities:
Agency	31,566	(111)	17	—	31,583	(111)
Alt-A residential	—	—	10,598	(7,130)	10,598	(7,130)

Total mortgage-backed securities	31,566	(111)	10,615	(7,130)	42,181	(7,241)
Equity securities	—	—	171	(116)	171	(116)

Total	$31,566	$(111)	$51,010	$(22,837)	$82,576	$(22,948)

	December 31, 2010
	Less than 12 Months		12 Months or longer		Total
(In Thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agency securities	$9,832	$(168)	$—	$—	$9,832	$(168)
States and political subdivisions	80,420	(4,660)	—	—	80,420	(4,660)
Single issue trust preferred securities	—	—	41,244	(14,350)	41,244	(14,350)
Mortgage-backed securities:
Agency	71,613	(1,307)	18	—	71,631	(1,307)
Alt-A residential	—	—	11,277	(7,904)	11,277	(7,904)

Total mortgage-backed securities	71,613	(1,307)	11,295	(7,904)	82,908	(9,211)
Equity securities	155	(55)	93	(10)	248	(65)

Total	$162,020	$(6,190)	$52,632	$(22,264)	$214,652	$(28,454)

At September 30, 2011, the combined depreciation in value of the 24 individual securities in an unrealized loss position was approximately 5.11% of the combined reported value of the aggregate securities portfolio. At December 31, 2010, the combined depreciation in value of the 214 individual securities in an unrealized loss position was approximately 5.93% of the combined reported value of the aggregate securities portfolio.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). The analysis differs depending upon the type of investment security being analyzed. For debt securities, the Company has determined that it does not intend to sell securities that are impaired and has asserted that it is not more likely than not that the Company will have to sell impaired securities before recovery of the impairment occurs. This determination is based upon the Company’s investment strategy for the particular type of debt security and its cash flow needs, liquidity position, capital adequacy and interest rate risk position.

For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered. Non-beneficial interest debt securities consist of U. S. government agency securities, states and political subdivisions, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and records any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”). During the three- and nine-month periods ended September 30, 2011, the Company incurred no OTTI charges related to non-beneficial interest debt securities. The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of pooled trust preferred securities, corporate FDIC insured, and mortgage-backed securities. An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in OCI.

During the three- and nine-month periods ended September 30, 2011, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $210 thousand and $737 thousand, respectively. These charges were related to a non-Agency mortgage-backed security (“MBS”). During the three-month period ended September 30, 2010, the Company incurred no credit-related OTTI charges related to beneficial interest debt securities. During the nine-month period ended September 30, 2010, the Company incurred credit-related OTTI charges on beneficial interest debt securities of $134 thousand. These charges were related to two pooled trust preferred security holdings and brought the carrying value of those securities to zero.

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

The table below provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

(In Thousands)	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Estimated credit losses, beginning balance (1)	$4,778	$4,251
Additions for credit losses on securities not previously OTTI	—	—
Additions for credit losses on securities previously OTTI	210	737
Reduction for increases in cash flows	—	—
Reduction for securities management no longer intends to hold to recovery	—	—
Reduction for realized losses	—	—

Estimated credit losses, ending balance	$4,988	$4,988

(1)	The beginning balance includes credit-related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three- and nine-month periods ended September 30, 2011, the Company did not recognize any OTTI charges on equity securities. For the three months ended September 30, 2010, the Company recognized no OTTI charges on its equity securities. For the nine months ended September 30, 2010, the Company recognized OTTI charges on certain of its equity securities of $51 thousand.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”). The Company believes this ownership position provides access to relatively inexpensive wholesale and overnight funding. The Company accounts for FHLBA and Federal Reserve Bank stock as a long-term investment in other assets. At September 30, 2011, and December 31, 2010, the Company owned approximately $11.14 million and $12.24 million, respectively, in FHLBA stock, which is classified as other assets. The Company’s policy is to review for impairment of such assets at the end of each reporting period. Based on the Company’s review of publicly available information about the FHLBA and its own internal analysis, the Company believes that its FHLBA stock was not impaired as of September 30, 2011.

Note 4. Loans

Loans, net of unearned income, consist of the following:

	September 30, 2011		December 31, 2010
(Dollars in Thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction — commercial	$32,279	2.35%	$42,694	3.08%
Land development	3,304	0.24%	16,650	1.20%
Other land loans	23,001	1.67%	24,468	1.77%
Commercial and industrial	92,894	6.76%	94,123	6.79%
Single family residential	107,879	7.85%	N/A	N/A
Multi-family residential	82,939	6.03%	67,824	4.89%
Non-farm, non-residential	325,830	23.70%	351,904	25.39%
Agricultural	1,570	0.12%	1,342	0.10%
Farmland	36,605	2.66%	36,954	2.67%

Total commercial loans	706,301	51.38%	635,959	45.89%
Consumer real estate loans
Home equity lines	109,444	7.96%	111,620	8.05%
Single family residential mortgage	461,104	33.54%	549,157	39.61%
Owner-occupied construction	19,279	1.40%	18,349	1.32%

Total consumer real estate loans	589,827	42.90%	679,126	48.98%
Consumer and other loans
Consumer loans	67,020	4.88%	63,475	4.58%
Other	11,508	0.84%	7,646	0.55%

Total consumer and other loans	78,528	5.72%	71,121	5.13%

Total loans	$1,374,656	100.00%	$1,386,206	100.00%

Loans held for sale	$3,575		$4,694

During the third quarter of 2011, the Company enhanced its loan loss methodology by further segmenting the one-to-four family residential real estate class into owner occupied and non-owner occupied segments. The enhancement in the one-to-four family residential real estate class resulted in the owner occupied portion being reported in the consumer real estate loan segment and the non-owner occupied portion being reported in the commercial loans segment.

Acquired, Impaired Loans

Loans acquired in a business combination are recorded at estimated fair value on their purchase date. Under applicable accounting standards, it is not appropriate to carryover a valuation for allowance for loan losses at the time of acquisition when the acquired loans have evidence of credit deterioration. Evidence of credit quality deterioration as of the purchase date may include measures such as credit scores, decline in collateral value, past due and non-accrual status. For acquired, impaired loans the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired performing loans are recorded at fair value, including a credit component. The fair value adjustment is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

The following table presents information regarding acquired, impaired loans for the three- and nine-month periods ended September 30, 2011 and 2010. The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest.

	Acquired, Impaired Loans
	2011			2010
(In thousands)	TriStone	Other	Total	TriStone	Other	Total
Balance, January 1	$2,814	$407	$3,221	$3,838	$4,196	$8,034
Principal payments received	(482)	—	(482)	(997)	(224)	(1,221)
Accretion	122	—	122	46	—	46
Other	4	—	4	463	—	463
Charge-offs	—	—	—	(499)	—	(499)

Balance, September 30	$2,458	$407	$2,865	$2,851	$3,972	$6,823

Balance, June 30	$2,714	$407	$3,121	$2,834	$3,972	$6,806
Principal payments received	(309)	—	(309)	(36)	—	(36)
Accretion	53	—	53	16	—	16
Other	—	—	—	37	—	37
Charge-offs	—	—	—	—	—	—

Balance, September 30	$2,458	$407	$2,865	$2,851	$3,972	$6,823

The remaining balance of the accretable difference at September 30, 2011, and December 31, 2010, was $822 thousand and $944 thousand, respectively.

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $206.98 million and standby letters of credit and financial guarantees written of $2.90 million at September 30, 2011. Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $10.42 million at September 30, 2011.

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

The Company enhanced its allowance for loan loss methodology during the first quarter of 2011. The enhancement included, among other things, further segmentation of the commercial loan portfolio by risk code and consideration of additional qualitative factors as outlined in the Interagency Policy Statement for Loan and Lease Losses. Under the previous methodology, qualitative adjustments were a multiple of the historical loss rate calculated by the Company for each segment, as compared to the enhanced methodology that utilizes addition to and subtraction from the historical loss rate.

Initially, the qualitative factors for the consumer loan segments under the enhanced methodology were calculated by determining an equivalent rate to the prior method. As part of the continued refinement of the enhanced methodology, the adjustments historically applied to consumer loans were reviewed. As of the third quarter of 2011, it was determined that qualitative adjustments to the consumer loan segments’ loss rates should be revised downward based upon review and analysis of historical loss experience within the portfolio as the Company is now estimating fewer losses on the consumer portfolio. As a result of the downward revision, the allocation of the allowance to the consumer loan segments is 30%. Historically, net consumer charge-offs comprised 28% of total net charge-offs. The decrease in estimated losses on the consumer portfolio segment was offset by increases in estimated losses on the commercial portfolio segment. The increase is particularly in specific loss estimated on certain impaired loans as a result of new information regarding the values of underlying collateral.

As an additional enhancement to the loan loss methodology in the third quarter of 2011, the Company further segmented the one-to-four family residential real estate class into owner occupied and non-owner occupied segments, which management believes provides better granularity and segmentation of loans with similar risk characteristics. This also contributed to the overall reduction of estimated losses on non-impaired consumer loan segments in the allowance model, as losses on the Company’s non-owner occupied residential real estate loans have historically been higher than losses on owner occupied residential real estate loans. The following tables reflect the change of the segmentation in the single family residential loan class for the period ended September 30, 2011.

The following tables detail the Company’s allowance for loan loss activity, by portfolio segment, for the three- and nine-month periods ended September 30, 2011 and 2010.

	For the Three Months Ended September 30, 2011
(In Thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Allowance for credit losses:
Beginning balance	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	7,393	(4,811)	(662)	1,920
Loans charged off	(2,157)	(712)	(193)	(3,062)
Recoveries credited to allowance	968	15	84	1,067

Net charge-offs	(1,189)	(697)	(109)	(1,995)

Ending balance	$18,504	$7,133	$770	$26,407

	For the Three Months Ended September 30, 2010
(In Thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Allowance for credit losses:
Beginning balance	$13,649	$9,157	$2,205	$25,011
Provision for loan losses	1,853	1,667	290	3,810
Loans charged off	(1,994)	(342)	(315)	(2,651)
Recoveries credited to allowance	110	16	124	250

Net charge-offs	(1,884)	(326)	(191)	(2,401)

Ending balance	$13,618	$10,498	$2,304	$26,420

	For the Nine Months Ended September 30, 2011
(In Thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Allowance for credit losses:
Beginning balance	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	10,258	(3,190)	(457)	6,611
Loans charged off	(5,324)	(2,541)	(680)	(8,545)
Recoveries credited to allowance	1,270	223	366	1,859

Net charge-offs	(4,054)	(2,318)	(314)	(6,686)

Ending balance	$18,504	$7,133	$770	$26,407

	For the Nine Months Ended September 30, 2010
(In Thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Allowance for credit losses:
Beginning balance	$13,802	$8,457	$2,018	$24,277
Provision for loan losses	5,936	4,249	886	11,071
Loans charged off	(6,577)	(2,260)	(919)	(9,756)
Recoveries credited to allowance	457	52	319	828

Net charge-offs	(6,120)	(2,208)	(600)	(8,928)

Ending balance	$13,618	$10,498	$2,304	$26,420

The Company identifies loans for potential impairment through a variety of means including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If it is determined that it is probable that the Company will not collect all principal and interest amounts contractually due, the loan is generally deemed to be impaired.

The following table presents the Company’s recorded investment in loans considered to be impaired and related information on those impaired loans for the periods ended September 30, 2011, and December 31, 2010.

	September 30, 2011
				Quarter-to-Date		Year-to-Date
(Amounts in Thousands)	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without a related allowance
Commercial loans
Construction — commercial	$66	$—	$70	$73	$1	$76	$4
Land development	—	—	—	—	—	—	—
Other land loans	68	—	68	67	—	118	1
Commercial and industrial	267	—	291	314	4	746	8
Single family residential	4,291	—	4,385	4,380	23	4,658	68
Multi-family residential	546	—	564	1,059	11	1,150	26
Non-farm, non-residential	2,017	—	2,137	2,236	30	2,655	60
Farmland	475	—	475	552	—	552	—
Consumer real estate loans
Home equity lines	940	—	978	984	17	1,061	36
Single family residential mortgage	6,453	—	6,600	7,030	81	7,588	168
Owner-occupied construction	119	—	125	125	2	126	6
Consumer loans	54	—	60	62	2	66	4

	$15,296	$—	$15,753	$16,882	$171	$18,796	$381

Loans with a related allowance
Commercial loans
Construction — commercial	$265	$25	$268	$268	$2	$269	$2
Land development	—	—	—	—	—	—	—
Other land loans	112	5	112	112	1	113	4
Commercial and industrial	4,032	2,045	4,064	4,041	8	4,066	16
Single family residential	2,242	124	2,242	2,002	25	2,012	108
Multi-family residential	591	196	591	591	—	591	—
Non-farm, non-residential	6,373	2,153	6,456	6,423	98	6,430	109
Farmland	—	—	—	—	—	—	—
Consumer real estate loans
Home equity lines	338	200	339	336	—	335	—
Single family residential mortgage	5,969	1,210	6,048	6,198	51	6,310	114
Owner-occupied construction	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—	—

	$19,922	$5,958	$20,120	$19,971	$185	$20,126	$353

	December 31, 2010
				Year-to-Date
(Amounts in Thousands)	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Loans without a related allowance
Commercial loans
Construction — commercial	$285	$—	$732	$730	$3
Land development	50	—	144	143	2
Other land loans	323	—	742	152	13
Commercial and industrial	3,518	—	5,384	6,237	10
Multi-family residential	2,526	—	2,673	2,680	105
Non-farm, non-residential	3,824	—	4,985	4,658	53
Consumer real estate loans
Home equity lines	1,302	—	1,595	1,605	38
Single family residential mortgage	7,992	—	10,882	9,093	330
Owner-occupied construction	6	—	6	6	—
Consumer loans	98	—	102	11	5

	$19,924	$—	$27,245	$25,315	$559

Loans with a related allowance
Commercial loans
Construction — commercial	$—	$—	$—	$—	$—
Land development	113	5	113	114	7
Other land loans	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Multi-family residential	723	257	759	768	21
Non-farm, non-residential	1,070	158	1,140	1,151	26
Consumer real estate loans
Home equity lines	95	34	98	98	2
Single family residential mortgage	8,801	1,870	7,548	8,913	310
Owner-occupied construction	—	—	—	—	—
Consumer loans	—	—	—	—	—

	$10,802	$2,324	$9,658	$11,044	$366

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

•

Special Mention – This grade includes loans that require more than a normal degree of supervision and attention. These loans have all the characteristics of an adequate asset, but due to being adversely affected by economic or financial conditions have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.

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

•

Loss – This grade includes loans that are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the asset has no recovery or salvage value, but simply that it is not practical or desirable to defer writing off all or some portion of the loan, even though partial recovery may be effected in the future.

The following tables present the Company’s investment in loans by internal credit grade indicator at September 30, 2011, and December 31, 2010.

	September 30, 2011
(Amounts in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction — commercial	$30,678	$412	$1,189	$—	$—	$32,279
Land development	2,879	250	175	—	—	3,304
Other land loans	16,845	5,880	276	—	—	23,001
Commercial and industrial	87,209	499	2,759	2,427	—	92,894
Single family residential	93,622	2,543	11,714	—	—	107,879
Multi-family residential	79,068	985	2,886	—	—	82,939
Non-farm, non-residential	294,641	7,695	23,039	455	—	325,830
Agricultural	1,529	—	41	—	—	1,570
Farmland	35,004	853	748	—	—	36,605
Consumer real estate loans
Home equity lines	104,251	1,884	3,309	—	—	109,444
Single family residential mortgage	425,091	7,908	28,105	—	—	461,104
Owner-occupied construction	18,619	130	530	—	—	19,279
Consumer and other loans
Consumer loans	66,277	174	569	—	—	67,020
Other	11,497	2	9	—	—	11,508

Total loans	$1,267,210	$29,215	$75,349	$2,882	$—	$1,374,656

	December 31, 2010
(Amounts in Thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction — commercial	$40,497	$663	$1,534	$—	$—	$42,694
Land development	14,458	1,226	966	—	—	16,650
Other land loans	16,723	6,138	1,607	—	—	24,468
Commercial and industrial	87,156	1,756	5,211	—	—	94,123
Multi-family residential	61,059	2,553	4,212	—	—	67,824
Non-farm, non-residential	316,026	18,942	16,936	—	—	351,904
Agricultural	1,318	—	24	—	—	1,342
Farmland	33,042	2,569	1,343	—	—	36,954
Consumer real estate loans
Home equity lines	106,803	1,923	2,894	—	—	111,620
Single family residential mortgage	498,830	15,224	34,449	654	—	549,157
Owner-occupied construction	17,389	789	171	—	—	18,349
Consumer and other loans
Consumer loans	62,676	306	493	—	—	63,475
Other	7,635	11	—	—	—	7,646

Total loans	$1,263,612	$52,100	$69,840	$654	$—	$1,386,206

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at September 30, 2011, and December 31, 2010.

	September 30, 2011
(Amounts in Thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired, Impaired Loans Evaluated for Impairment	Allowance for Acquired, Impaired Loans Evaluated
Commercial loans
Construction—commercial	$331	$25	$31,948	$944	$—	$—
Land development	—	—	3,304	273	—	—
Other land loans	180	5	22,672	555	149	—
Commercial and industrial	4,299	2,045	87,965	1,969	630	—
Single family residential	6,533	124	100,096	2,791	1,250	—
Multi-family residential	1,137	196	81,802	2,069	—	—
Non-farm, non-residential	8,390	2,153	316,986	4,931	454	—
Agricultural	—	—	1,570	25	—	—
Farmland	475	—	36,130	399	—	—

Total commercial loans	21,345	4,548	682,473	13,956	2,483	—
Consumer real estate loans
Home equity lines	1,278	200	108,166	1,206	—	—
Single family residential mortgage	12,422	1,210	448,297	4,320	385	—
Owner-occupied construction	119	—	19,160	197	—	—

Total consumer real estate loans	13,819	1,410	575,623	5,723	385	—
Consumer and other loans
Consumer loans	54	—	66,966	770	—	—
Other	—	—	11,508	—	—	—

Total consumer and other loans	54	—	78,474	770	—	—

Total loans	$35,218	$5,958	$1,336,570	$20,449	$2,868	$—

	December 31, 2010
(Amounts in Thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired, Impaired Loans Evaluated for Impairment	Allowance for Acquired, Impaired Loans Evaluated
Commercial loans
Construction—commercial	$285	$—	$42,409	$1,472	$—	$—
Land development	50	5	16,600	1,767	—	—
Other land loans	436	—	23,520	747	512	—
Commercial and industrial	3,518	—	90,084	4,511	521	—
Multi-family residential	3,249	257	64,575	824	—	—
Non-farm, non-residential	4,894	158	346,586	2,688	424	—
Agricultural	—	—	1,342	19	—	—
Farmland	—	—	36,954	70	—	—

Total commercial loans	12,432	420	622,070	12,098	1,457	—
Consumer real estate loans
Home equity lines	1,397	34	110,223	2,104	—	—
Single family residential mortgage	16,793	1,870	530,600	7,999	1,764	—
Owner-occupied construction	6	—	18,343	193	—	—

Total consumer real estate loans	18,196	1,904	659,166	10,296	1,764	—
Consumer and other loans
Consumer loans	98	—	63,377	1,764	—	—
Other	—	—	7,646	—	—	—

Total consumer and other loans	98	—	71,023	1,764	—	—
Total loans	$30,726	$2,324	$1,352,259	$24,158	$3,221	$—

Non-accrual and Past Due Loans

Non-accrual loans, presented by loan class, consisted of the following at September 30, 2011, and December 31, 2010:

	September 30,	December 31,
(Amounts in Thousands)	2011	2010
Commercial loans
Construction — commercial	$331	$285
Land development	—	50
Other land loans	68	321
Commercial and industrial	3,892	3,518
Single family residential	4,011	N/A
Multi-family residential	1,138	2,463
Non-farm, non-residential	7,935	4,670
Farmland	475	—
Consumer real estate loans
Home equity lines	886	868
Single family residential mortgage	3,561	6,364
Owner-occupied construction	119	6
Consumer and other loans
Consumer loans	54	99

Total	22,470	18,644
Acquired, impaired loans	407	770

Total non-accrual loans	$22,877	$19,414

The following tables present the aging of the recorded investment in past due loans, by loan class, as of September 30, 2011, and December 31, 2010. There were no loans past due 90 days and still accruing interest at September 30, 2011, or December 31, 2010. Non-accrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category.

	September 30, 2011
(Amounts in Thousands)	30 -59 Days	60 -89 Days	90+ Days	Total Past Due	Current Loans	Total Loans
Commercial loans
Construction — commercial	$1,059	$—	$11	$1,070	$31,209	$32,279
Land development	—	46	—	46	3,258	3,304
Other land loans	—	—	68	68	22,933	23,001
Commercial and industrial	343	—	3,539	3,882	89,012	92,894
Single family residential	1,456	412	2,946	4,814	103,065	107,879
Multi-family residential	63	452	1,138	1,653	81,286	82,939
Non-farm, non-residential	776	439	5,996	7,211	318,619	325,830
Agricultural	31	—	—	31	1,539	1,570
Farmland	137	—	475	612	35,993	36,605
Consumer real estate loans
Home equity lines	805	147	563	1,515	107,929	109,444
Single family residential mortgage	2,345	1,985	1,859	6,189	454,915	461,104
Owner-occupied construction	2	—	—	2	19,277	19,279
Consumer and other loans
Consumer loans	171	28	10	209	66,811	67,020
Other	—	—	—	—	11,508	11,508

Total loans	$7,188	$3,509	$16,605	$27,302	$1,347,354	$1,374,656

	December 31, 2010
(Amounts in Thousands)	30 -59 Days	60 -89 Days	90+ Days	Total Past Due	Current Loans	Total Loans
Commercial loans
Construction — commercial	$531	$—	$122	$653	$42,041	$42,694
Land development	—	—	50	50	16,600	16,650
Other land loans	—	—	684	684	23,784	24,468
Commercial and industrial	3,648	121	356	4,125	89,998	94,123
Multi-family residential	956	—	1,793	2,749	65,075	67,824
Non-farm, non-residential	3,251	2,056	3,249	8,556	343,348	351,904
Agricultural	19	—	—	19	1,323	1,342
Farmland	110	—	—	110	36,844	36,954
Consumer real estate loans
Home equity lines	682	250	608	1,540	110,080	111,620
Single family residential mortgage	10,287	1,741	4,213	16,241	532,916	549,157
Owner-occupied construction	855	326	6	1,187	17,162	18,349
Consumer and other loans
Consumer loans	433	47	31	511	62,964	63,475
Other	—	—	—	—	7,646	7,646

Total loans	$20,772	$4,541	$11,112	$36,425	$1,349,781	$1,386,206

Troubled Debt Restructurings

At September 30, 2011, the allowance for loan losses related to total loan restructurings was $959 thousand. Total interest income recognized on loan restructurings for the three- and nine- month periods ended September 30, 2011, totaled $173 thousand and $428 thousand, respectively.

When restructuring loans for troubled borrowers, the Company generally makes concessions in interest rates, loan terms and/or amortization terms. All restructured loans to troubled borrowers in excess of $250 thousand are evaluated for a specific reserve based on the net present value method. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans.

There were no loans modified as troubled debt restructurings within the previous 12 months for which there was a payment default for the three- and nine-month periods ended September 30, 2011. The Company’s review of loan modifications beginning January 1, 2011, did not identify any new troubled debt restructurings resulting from the adoption of the guidance outlined in ASU 2011-02.

For the three- and nine-month periods ended September 30, 2011, the following table presents a breakdown of the types of concessions made by loan class.

	For the Three Months ended September 30, 2011			For the Nine Months ended September 30, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Single family residential mortgage	1	$70,524	$70,524	1	$70,524	$70,524

Below market interest rate and extended payment terms
Non-farm, non-residential	—	—	—	2	106,682	106,682
Single family residential mortgage	1	86,689	86,689	4	542,198	542,198

Total	1	86,689	86,689	6	648,880	648,880

Total loan concessions	2	$157,213	$157,213	7	$719,404	$719,404

The following table presents the successes and failures of the types of modification within the previous 12 months as of September 30, 2011.

	Paid in Full		Paying as Restructured
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate	1	$—	1	$70,523
Below market interest rate and extended payment terms	—	—	7	1,685,722

Total	1	$—	8	$1,756,245

	Converted to Non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate	—	$—	—	$—
Below market interest rate and extended payment terms	—	—	—	—

Total	—	$—	—	$—

Note 6. Deposits

The following is a summary of interest-bearing deposits by type as of September 30, 2011, and December 31, 2010.

	September 30,	December 31,
(In Thousands)	2011	2010
Interest-bearing demand deposits	$295,804	$262,420
Savings and money market deposits	396,767	426,547
Certificates of deposit and individual retirement accounts	664,237	726,837

Total	$1,356,808	$1,415,804

Note 7. Borrowings

The following schedule details the Company’s indebtedness at September 30, 2011, and December 31, 2010.

	September 30,	December 31,
(In Thousands)	2011	2010
Securities sold under agreements to repurchase	$139,510	$140,894
FHLB borrowings	150,000	175,000
Subordinated debt	15,464	15,464
Other long-term debt	477	729

Total	$305,451	$332,087

Securities sold under agreements to repurchase consist of $89.51 million and $90.89 million of retail overnight and term repurchase agreements at September 30, 2011, and December 31, 2010, respectively, and $50.00 million of wholesale repurchase agreements at both September 30, 2011, and December 31, 2010.

The Company had a derivative interest rate swap instrument where it received LIBOR-based variable interest payments and paid fixed interest payments which expired in January 2011. The instrument effectively fixed $50.00 million of FHLB borrowings at 4.34% for a period of five years. For a more detailed discussion of activities regarding derivatives, please see Note 13 to the Consolidated Financial Statements.

FHLB borrowings included $150.00 million in convertible and callable advances at September 30, 2011, and $175.00 million at December 31, 2010. During the first quarter of 2011, the Company prepaid a $25.00 million FHLB advance. The weighted average interest rate of all the advances was 4.12% at September 30, 2011, and 2.39% at December 31, 2010.

At September 30, 2011, the FHLB advances have approximate contractual maturities between five and ten years. The scheduled maturities of the advances are as follows:

(In Thousands)	Amount
2011	$—
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	150,000

Total	$150,000

The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. At September 30, 2011, advances from the FHLB were secured by qualifying loans of $337.29 million.

Also included in other indebtedness is $15.46 million of junior subordinated debentures (the “Debentures”) issued by the Company in October 2003 to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”), with an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are currently callable. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations.

Note 8. Net Periodic Benefit Cost-Defined Benefit Plans

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified defined executive retention plan for the three- and nine-month periods ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended Septembere 30,
(In Thousands)	2011	2010	2011	2010
Service cost	$74	$54	$220	$159
Interest cost	57	53	168	158

Net periodic cost	$131	$107	$388	$317

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified directors’ retirement plan, which was effective as of January 1, 2011, for the three- and nine-month periods ended September 30, 2011.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(In Thousands)	2011	2011
Service cost	$29	$87
Interest cost	11	33

Net periodic cost	$40	$120

Note 9. Comprehensive Income

The components of the Company’s comprehensive income, net of deferred income taxes, for the three- and nine-month periods ended September 30, 2011 and 2010, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Net income	$5,318	$6,553	$16,797	$16,962
Other comprehensive (loss) income
Unrealized (loss) gain on securities available-for-sale with other-than-temporary impairment	(657)	937	(678)	940
Unrealized (loss) gain on securities available-for-sale without other-than-temporary impairment	(611)	2,900	11,868	16,220
Reclassification adjustment for gainsr ealized in net income	(178)	(2,574)	(5,238)	(4,025)
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	210	—	737	185
Unrealized gain on derivative contract	—	489	30	1,509
Income tax effect	460	(653)	(2,503)	(5,524)

Total other comprehensive (loss) income	(776)	1,100	4,216	9,305

Comprehensive income	$4,542	$7,653	$21,013	$26,267

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

The following table sets forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the three- and nine-month periods ended September 30, 2011 and 2010.

	For the Three Months
	Ended September 30, 2011
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (expense)	$17,824	$(18)	$(72)	$17,734
Provision for loan losses	1,920	—	—	1,920
Noninterest income (loss)	6,513	1,579	(26)	8,066
Noninterest expense (income)	14,929	1,286	(155)	16,060

Income before income taxes	7,488	275	57	7,820
Provision for income taxes	2,370	109	23	2,502

Net income	5,118	166	34	5,318
Preferred dividend	—	—	286	286

Net income (loss) to common shareholders	$5,118	$166	$(252)	$5,032

End of period goodwill and other intangibles	$78,157	$10,251	$—	$88,408

End of period assets	$2,200,482	$13,179	$6,431	$2,220,092

	For the Nine Months
	Ended September 30, 2011
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (expense)	$54,034	$(87)	$(184)	$53,763
Provision for loan losses	6,611	—	—	6,611
Noninterest income (loss)	24,237	5,129	(438)	28,928
Noninterest expense (income)	48,222	4,353	(714)	51,861

Income before income taxes	23,438	689	92	24,219
Provision for income taxes	7,108	272	42	7,422

Net income	16,330	417	50	16,797
Preferred dividend	—	—	417	417

Net income (loss) to common shareholders	$16,330	$417	$(367)	$16,380

End of period goodwill and other intangibles	$78,157	$10,251	$—	$88,408

End of period assets	$2,200,482	$13,179	$6,431	$2,220,092

	For the Three Months
	Ended September 30, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (expense)	$18,657	$(34)	$(26)	$18,597
Provision for loan losses	3,810	—	—	3,810
Noninterest income	9,340	1,683	(85)	10,938
Noninterest expense (income)	16,085	1,483	(139)	17,429

Income before income taxes	8,102	166	28	8,296
Provision for income taxes	1,663	66	14	1,743

Net income	$6,439	$100	$14	$6,553

End of period goodwill and other intangibles	$78,877	$12,288	$—	$91,165

End of period assets	$2,278,972	$13,190	$5,263	$2,297,425

	For the Nine Months
	Ended September 30, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(In Thousands)
Net interest income (expense)	$55,916	$(91)	$(67)	$55,758
Provision for loan losses	11,071	—	—	11,071
Noninterest income (loss)	23,380	5,310	(270)	28,420
Noninterest expense (income)	46,468	4,364	(733)	50,099

Income before income taxes	21,757	855	396	23,008
Provision for income taxes	5,546	338	162	6,046

Net income	$16,211	$517	$234	$16,962

End of period goodwill and other intangibles	$78,877	$12,288	$—	$91,165

End of period assets	$2,278,972	$13,190	$5,263	$2,297,425

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011, and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2011
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
Agency mortgage-backed securities	$—	$254,420	$—	$254,420
Non-Agency Alt-A residential MBS	—	10,598	—	10,598
State and political subdivisions	—	130,019	—	130,019
Corporate FDIC insured	—	13,775	—	13,775
Single issue trust preferred securities	—	40,041	—	40,041
Equity securities	514	20	—	534

Total available-for-sale securities	$514	$448,873	$—	$449,387

Deferred compensation assets	$2,930	$—	$—	$2,930

Derivative assets
Interest rate lock commitments	—	122	—	122

Total derivative assets	$—	$122	$—	$122

Deferred compensation liabilities	$2,930	$—	$—	$2,930

Derivative liabilities
Interest rate lock commitments	—	9	—	9

Total derivative liabilities	$—	$9	$—	$9

	December 31, 2010
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Available-for-sale securities:
U.S. Government agency securities	$—	$9,832	$—	$9,832
Agency mortgage-backed securities	—	215,013	—	215,013
Non-Agency Alt-A residential MBS	—	11,277	—	11,277
States and political subdivisions	—	176,138	—	176,138
Corporate FDIC insured		25,660		25,660
Single issue trust preferred securities	—	41,244	—	41,244
Pooled trust preferred securities	—	264	—	264
Equity securities	616	20	—	636

Total available-for-sale securities	$616	$479,448	$—	$480,064

Deferred compensation assets	$3,192	$—	$—	$3,192

Derivative assets
Interest rate lock commitments	—	28	—	28

Total derivative assets	$—	$28	$—	$28

Deferred compensation liabilities	$3,192	$—	$—	$3,192

Derivative liabilities
Interest rate swap	—	31	—	31
Interest rate lock commitments	—	59	—	59

Total derivative liabilities	$—	$90	$—	$90

Certain financial and non-financial assets are measured at fair value on a nonrecurring basis; thus, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. Items subject to nonrecurring fair value adjustments at September 30, 2011, and December 31, 2010, are as follows:

	September 30, 2011
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$10,291	$10,291
Restructured loans	—	—	6,524	6,524
Other real estate owned	—	—	5,942	5,942

	December 31, 2010
	Fair Value Measurements Using			Total
(In Thousands)	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$10,906	$10,906
Restructured loans	—	—	5,771	5,771
Other real estate owned	—	—	4,910	4,910

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

	September 30, 2011		December 31, 2010
	Carrying		Carrying
(In Thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$148,320	$148,320	$112,189	$112,189
Investment securities	452,729	452,771	484,701	484,768
Loans held for sale	3,575	3,625	4,694	4,700
Loans held for investment, less allowance	1,348,249	1,373,731	1,359,724	1,370,173
Accrued interest receivable	6,264	6,264	7,675	7,675
Bank owned life insurance	43,970	43,970	42,241	42,241
Derivative financial assets	122	122	28	28
Deferred compensation assets	2,930	2,930	3,192	3,192

Liabilities
Demand deposits	$233,683	$233,683	$205,151	$205,151
Interest-bearing demand deposits	295,804	295,804	262,420	262,420
Savings deposits	396,767	396,767	426,547	426,547
Time deposits	664,237	680,996	726,837	735,332
Securities sold under agreements to repurchase	139,510	160,293	140,894	161,100
Accrued interest payable	2,754	2,754	3,264	3,264
FHLB and other indebtedness	165,941	184,001	191,193	203,539
Derivative financial liabilities	9	9	90	90
Deferred compensation liabilities	2,930	2,930	3,192	3,192

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

Interest Rate Lock Commitments. In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan market. During the period of loan origination and prior to the sale of the loans into the secondary market, the Company has exposure to movements in interest rates associated with mortgage loans that are in the “mortgage pipeline.” A pipeline loan is one on which the potential borrower has set the interest rate for the loan by entering into an IRLC. Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. During the term of an IRLC, the Company has the risk that interest rates will change from the rate quoted to the borrower.

The Company’s balance of mortgage loans held for sale is subject to changes in fair value due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of these loans declines when interest rates increase and rises when interest rates decrease.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

(In Thousands)	September 30, 2011	December 31, 2010	Septembere 30, 2010
Interest rate swap	$—	$50,000	$50,000
IRLC’s	10,421	7,566	17,530

As of September 30, 2011, December 31, 2010, and September 30, 2010, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	September 30, 2011		December 31, 2010		September 30, 2010
(In Thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedges
IRLC’s	Other assets	$122	Other assets	$28	Other assets	$130

Total		$122		$28		$130

	Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2010
(In Thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges
Interest rate swap	Other liabilities	$—	Other liabilities	$31	Other liabilities	$601

Total		$—		$31		$601

Derivatives not designated as hedges
IRLC’s	Other liabilities	$9	Other liabilities	$59	Other liabilities	$50

Total		$9		$59		$50

Total derivatives		$9		$90		$651

Effect of Derivatives and Hedging Activities on the Income Statement

For the quarters ended September 30, 2011 and 2010, the Company has determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments for the three- and nine-month periods ended September 30, 2011 and 2010.

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
(In Thousands)
IRLC’s	Other income	$81	$50	$144	$152

Total		$81	$50	$144	$152

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

The Company is a multi-state financial holding company headquartered in Bluefield, Virginia, with total assets of $2.22 billion at September 30, 2011. Through its community bank subsidiary, First Community Bank (the “Bank”), the Company provides financial, trust and investment advisory services to individuals and commercial customers through 52 locations in Virginia, West Virginia, North Carolina, and Tennessee. The Company is also the parent of Greenpoint Insurance Group, Inc. (“Greenpoint”), a North Carolina based full-service insurance agency offering commercial and personal lines of insurance. The Bank is the parent of First Community Wealth Management, a registered investment advisory firm that offers wealth management and investment advice. The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”.

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

COMPANY OVERVIEW

The Company is a financial holding company which operates within the four-state region of Virginia, West Virginia, North Carolina, and Tennessee. The Company operates through the Bank, its investment advisory firm, and its insurance agency to offer a wide range of financial services. The Company reported total assets of $2.22 billion at September 30, 2011.

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

The Company also conducts asset management activities through the Bank’s Trust and Financial Services Division (“Trust Division”) and its registered investment advisory firm, First Community Wealth Management. The Bank’s Trust Division

and Advisory Firm manage assets with an aggregate market value of $829 million as of September 30, 2011. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent.

RECENT LEGISLATION

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

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

RESULTS OF OPERATIONS

Overview

The following includes significant developments regarding the Company and its operations in the third quarter and first nine months of 2011:

•	Noninterest income increased $508 thousand, or 1.79%, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

•	Loan loss provisions were reduced by $1.16 million, or 37.64%, for the third quarter of 2011, as compared to the second quarter of 2011.

•	The ratio of non-performing loans to total loans held for investment was 1.73% for the third quarter of 2011, an improvement of 5 basis points from year-end 2010.

Net Income

Net income available to common shareholders for the three months ended September 30, 2011, was $5.03 million, or $0.28 per diluted common share, compared with net income available to common shareholders of $6.55 million, or $0.37 per diluted common share, for the three months ended September 30, 2010, a decrease of $1.52 million. The decrease in net income was primarily due to the reduction of net gains on the sale of securities between the two periods.

Net income available to common shareholders for the nine months ended September 30, 2011, was $16.38 million, or $0.91 per diluted common share, compared with net income available to common shareholders of $16.96 million, or $0.95 per diluted common share, for the nine months ended September 30, 2010, a decrease of $582 thousand. The decrease in net income was primarily due to the reduction of interest on earning assets, increases in salaries and employee benefits, the payment of preferred stock dividends, and increase in other operating expenses, which were partially offset by a decrease in the provision for loan losses, reduction of interest on deposits and borrowings, and increase in net gains on the sale of securities.

Net Interest Income — Quarterly Comparison (See Table I)

Net interest income, the largest contributor to earnings, was $17.73 million for the three months ended September 30, 2011, compared with $18.60 million for the corresponding period in 2010, a decrease of $863 thousand or 4.64%. Tax-equivalent net interest income totaled $18.41 million for the three months ended September 30, 2011, a decrease of $1.01million, or 5.18%, from $19.42 million for the corresponding period in 2010. The decrease in tax-equivalent net interest income was largely due to decreases in average earning assets and the interest earned on those assets as a result of a sustained low rate environment.

Average earning assets decreased $54.23 million while average interest-bearing liabilities decreased $117.58 million during the third quarter of 2011, compared with the same period of 2010. The yield on average earning assets decreased 45 basis points to 4.86% from 5.31% between the three-month periods ended September 30, 2011 and 2010, respectively. Total cost of interest-bearing liabilities decreased 35 basis points between the third quarters of 2011 and 2010, which resulted in a net interest rate spread that was 10 basis points lower, at 3.59%, for the third quarter of 2011, compared with 3.69% for the same period of 2010. The Company’s tax-equivalent net interest margin of 3.77% for the three months ended September 30, 2011, decreased 10 basis points from 3.87% for the same period of 2010.

The yield on loans decreased 28 basis points to 5.79% from 6.07% for the three months ended September 30, 2011 and 2010, respectively. Tax-equivalent loan interest income for the third quarter of 2011 decreased $1.35 million, or 6.29%, compared with the third quarter of 2010. Interest income on loans has been steadily declining due to decreases in the balances of loans and the extended low interest rate environment in the United States.

The tax-equivalent yield on available-for-sale securities decreased 68 basis points to 3.31% during the three months ended September 30, 2011, while the average balance decreased by $84.06 million, or 16.89%, compared with the same period in 2010. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.

Average interest-bearing balances with banks were $140.29 million during the third quarter of 2011, and the yield was 0.21%. Interest-bearing balances with banks are comprised largely of excess liquidity kept at the Federal Reserve and bear overnight market rates.

The average balances of interest-bearing demand deposits increased $22.16 million, or 8.60%, while the average rate paid during the third quarter of 2011 decreased 31 basis points when compared to the same period in 2010. During the three months ended September 30, 2011, the average balances of savings deposits decreased $20.14 million, or 4.75%, while the average rate paid decreased 46 basis points compared to the same period in 2010. Average time deposits decreased $77.86 million, or 10.35%, while the average rate paid on time deposits decreased 45 basis points from 2.07% in the third quarter of 2010 to 1.62% in the third quarter of 2011. The level of average noninterest-bearing demand deposits increased $16.97 million, or 8.18%, to $224.54 million during the quarter ended September 30, 2011, compared with the corresponding period of the prior year.

The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $15.40 million, or 15.37%, to $84.81 million for the third quarter of 2011, compared with the same period in 2010. During this same period, the interest rate paid on the retail repurchase agreements decreased 38 basis points to 0.59%. The decrease in the average balance of retail repurchase agreements is largely attributed to customers converting term retail repurchase agreements to more liquid investments and lower balances in commercial treasury accounts in the slow economy. There were no federal funds purchased on average during the third quarters of 2011 and 2010. Wholesale repurchase agreements remained unchanged at $50.00 million and the rate increased 2 basis points from 3.74% in the third quarter of 2010 to 3.76% in the third quarter of 2011. The average balance of FHLB borrowings and other long-term debt decreased $26.34 million, or 13.70%, in the third quarter of 2011 to $165.94 million, compared with the same period in 2010, while the rate paid on those borrowings increased 70 basis points between the periods.

Net Interest Income — Year-to-Date Comparison (See Table II)

Net interest income was $53.76 million for the nine months ended September 30, 2011, compared with $55.76 million for the corresponding period in 2010, a decrease of $2.00 million or 3.58%. Tax-equivalent net interest income totaled $56.04 million for the nine months ended September 30, 2011, a decrease of $2.14 million, or 3.68%, from $58.18 million for the corresponding period in 2010. The decrease in tax-equivalent net interest income was largely due to decreases in average earning assets and decreases in the interest earned on those assets as a result of a sustained low rate environment.

Average earning assets decreased $31.50 million while interest-bearing liabilities decreased $84.55 million during the first nine months of 2011, compared with the same period of 2010. The yield on average earning assets decreased 44 basis points to 5.04% from 5.48% between the nine months ended September 30, 2011 and 2010, respectively. Total cost of interest-bearing liabilities decreased 36 basis points between the first nine months of 2011 and 2010, which resulted in a net interest rate spread that was 8 basis points lower, at 3.68%, for the first three quarters of 2011, compared with 3.76% for the same period last year. The Company’s tax-equivalent net interest margin of 3.85% for the nine months ended September 30, 2011, decreased 9 basis points from 3.94% for the same period of 2010.

The yield on loans decreased 22 basis points to 5.89% from 6.11% for the nine months ended September 30, 2011 and 2010, respectively. Tax-equivalent loan interest income for the first nine months of 2011 decreased $3.16 million, or 4.94%, compared with the first three quarters of 2010 due to the effect of the extended low interest rate environment in the United States and reduction in loan volume.

The tax-equivalent yield on available-for-sale securities decreased 68 basis points to 3.81% during the nine months ended September 30, 2011, while the average balance decreased by $72.06 million, or 14.63%, compared with the same period in 2010. The average balance of the held-to-maturity securities portfolio continued to decline as securities matured or were called and were not replaced.

Average interest-bearing balances with banks were $141.20 million during the first nine months of 2011, and the yield was 0.23%. Interest-bearing balances with banks are comprised largely of excess liquidity kept at the Federal Reserve and bear overnight market rates.

The average balances of interest-bearing demand deposits increased $29.51 million, or 11.92%, while the average rate paid during the first nine months of 2011 decreased 20 basis points when compared to the same period in 2010. During the nine months ended September 30, 2011, the average balances of savings deposits decreased $4.35 million, or 1.04%, while the average rate paid decreased 48 basis points compared to the same period in 2010. Average time deposits decreased $73.73 million, or 9.59%, while the average rate paid on time deposits decreased 44 basis points from 2.17% for the first nine months of 2010 to 1.73% for the first nine months of 2011. The level of average noninterest-bearing demand deposits increased $13.95 million, or 6.82%, to $218.66 million for the nine months ended September 30, 2011, compared with the corresponding period of the prior year.

The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $10.43 million, or 10.92%, to $85.06 million for the first nine months of 2011, compared with the same period in 2010. During this same period, the interest rate paid on the retail repurchase agreements decreased 39 basis points to 0.69%. The decrease in the average balance of retail repurchase agreements is largely attributed to customers converting term retail repurchase agreements to more liquid investments and lower balances in commercial treasury accounts in the slow economy. There were no federal funds purchased on average during the first three quarters of 2011 and 2010. Wholesale repurchase agreements remained unchanged at $50.00 million for the nine months ended September 30, 2011 and 2010, while the rate increased 2 basis points between the periods due to changes in the structure within those borrowings. The average balance of FHLB borrowings and other long-term debt decreased $25.55 million, or 13.06%, in the first nine months of 2011 to $170.03 million compared to the same period in 2010, while the rate paid on those borrowings increased 55 basis points between the periods. The Company prepaid a $25.00 million FHLB convertible advance that carried a 4.00% interest rate during the first quarter of 2011. That convertible advance was a structured borrowing where the interest rate floated with 3-month LIBOR, but changed to a 4.00% fixed cost in the first quarter of 2011.

Table I
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Average Balance	Interest (1)	Average Rate (1)	Average Balance	Interest (1)	Average Rate (1)
Assets
Earning assets
Loans (2)	$1,379,144	$20,126	5.79%	$1,404,746	$21,478	6.07%
Securities available-for-sale	413,538	3,447	3.31%	497,602	4,999	3.99%
Securities held-to-maturity	3,753	78	8.25%	6,084	128	8.35%
Interest-bearing deposits	140,285	75	0.21%	82,521	54	0.26%

Total earning assets	1,936,720	23,726	4.86%	1,990,953	26,659	5.31%
Other assets	254,425			280,031

Total assets	$2,191,145			$2,270,984

Liabilities
Interest-bearing deposits
Demand deposits	$279,722	$80	0.11%	$257,560	$274	0.42%
Savings deposits	403,688	171	0.17%	423,827	672	0.63%
Time deposits	674,528	2,747	1.62%	752,383	3,926	2.07%

Total interest-bearing deposits	1,357,938	2,998	0.88%	1,433,770	4,872	1.35%
Borrowings
Retail repurchase agreements	84,813	126	0.59%	100,217	245	0.97%
Wholesale repurchase agreements	50,000	474	3.76%	50,000	471	3.74%
FHLB borrowings and other indebtedness	165,938	1,718	4.11%	192,280	1,655	3.41%

Total borrowings	300,751	2,318	3.06%	342,497	2,371	2.75%

Total interest-bearing liabilities	1,658,689	5,316	1.27%	1,776,267	7,243	1.62%

Noninterest-bearing demand deposits	224,543			207,569
Other liabilities	1,389			13,147
Stockholders’ equity	306,524			274,001

Total liabilities and stockholders’ equity	$2,191,145			$2,270,984

Net interest income, tax-equivalent		$18,410			$19,416

Net interest rate spread (3)			3.59%			3.69%

Net interest margin (4)			3.77%			3.87%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax-equivalent net interest income divided by average earning assets.

Table II
AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended September 30,
	2011			2010
(Dollars in Thousands)	Average Balance	Interest (1)	Average Rate (1)	Average Balance	Interest (1)	Average Rate (1)
Assets
Earning assets
Loans (2)	$1,378,540	$60,755	5.89%	$1,399,347	$63,913	6.11%
Securities available-for-sale	420,544	11,991	3.81%	492,603	16,561	4.49%
Securities held-to-maturity	4,203	263	8.37%	6,713	421	8.38%
Interest-bearing deposits	141,198	244	0.23%	77,319	134	0.23%

Total earning assets	1,944,485	73,253	5.04%	1,975,982	81,029	5.48%
Other assets	260,413			282,628

Total assets	$2,204,898			$2,258,610

Liabilities
Interest-bearing deposits
Demand deposits	$277,109	$404	0.19%	$247,596	$724	0.39%
Savings deposits	415,197	769	0.25%	419,550	2,284	0.73%
Time deposits	695,150	8,978	1.73%	768,882	12,472	2.17%

Total interest-bearing deposits	1,387,456	10,151	0.98%	1,436,028	15,480	1.44%
Borrowings
Retail repurchase agreements	85,064	440	0.69%	95,494	773	1.08%
Wholesale repurchase agreements	50,000	1,409	3.77%	50,000	1,402	3.75%
FHLB borrowings and other indebtedness	170,034	5,212	4.10%	195,586	5,194	3.55%

Total borrowings	305,098	7,061	3.09%	341,080	7,369	2.89%

Total interest-bearing liabilities	1,692,554	17,212	1.36%	1,777,108	22,849	1.72%

Noninterest-bearing demand deposits	218,659			204,706
Other liabilities	2,454			9,799
Stockholders’ equity	291,231			266,997

Total liabilities and stockholders’ equity	$2,204,898			$2,258,610

Net interest income, tax-equivalent		$56,041			$58,180

Net interest rate spread (3)			3.68%			3.76%

Net interest margin (4)			3.85%			3.94%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax-equivalent net interest income divided by average earning assets.

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

	Three Months Ended September 30, 2011, Compared to 2010 Dollar Increase (Decrease) due to				Nine Months Ended September 30, 2011, Compared to 2010 Dollar Increase (Decrease) due to
(In Thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest earned on:
Loans (FTE)	$(391)	$(978)	$17	$(1,352)	$(950)	$(2,241)	$33	$(3,158)
Securities available-for-sale (FTE)	(845)	(851)	144	(1,552)	(2,423)	(2,515)	368	(4,570)
Securities held-to-maturity (FTE)	(49)	(2)	1	(50)	(157)	(1)	0	(158)
Interest-bearing deposits with other banks	38	(10)	(7)	21	110	(0)	0	110

Total interest earning assets	(1,247)	(1,841)	155	(2,933)	(3,420)	(4,757)	401	(7,776)

Interest paid on:
Demand deposits	24	(201)	(17)	(194)	86	(363)	(43)	(320)
Savings deposits	(32)	(492)	23	(501)	(24)	(1,507)	16	(1,515)
Time deposits	(406)	(862)	89	(1,179)	(1,196)	(2,542)	244	(3,494)
Retail repurchase agreements	(38)	(96)	15	(119)	(84)	(279)	30	(333)
Wholesale repurchase agreements	—	3	(0)	3	—	7	0	7
FHLB borrowings and other long-term debt	(227)	336	(46)	63	(679)	801	(104)	18

Total interest-bearing liabilities	(679)	(1,312)	64	(1,927)	(1,897)	(3,883)	143	(5,637)

Change in net interest income, tax-equivalent	$(568)	$(529)	$91	$(1,006)	$(1,523)	$(875)	$259	$(2,139)

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

The Company’s allowance for loan losses was $26.41 million at September 30, 2011, $26.48 million at December 31, 2010, and $26.42 million at September 30, 2010. The Company’s allowance for loan loss activity for the three- and nine-month periods ended September 30, 2011 and 2010 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands)	2011	2010	2011	2010
Allowance for loan losses
Beginning balance	$26,482	$25,011	$26,482	$24,277
Provision for loan losses	1,920	3,810	6,611	11,071
Charge-offs	(3,062)	(2,651)	(8,545)	(9,756)
Recoveries	1,067	250	1,859	828

Net charge-offs	(1,995)	(2,401)	(6,686)	(8,928)

Ending balance	$26,407	$26,420	$26,407	$26,420

The total allowance for loan losses to loans held for investment ratio was 1.92% at September 30, 2011, compared with 1.91% at December 31, 2010, and 1.89% at September 30, 2010. Management considers the allowance to be adequate based upon its analysis of the portfolio as of September 30, 2011. Although management utilizes its best judgment and information available, the adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities towards loan classifications. In addition, the determination of the allowance for loan losses necessarily requires management to make various assumptions. Therefore, actual loan losses could differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. The allowance methodology was recently enhanced to further segment the loan portfolio and refine qualitative adjustments to the consumer loan segments. Historical loss rates for each risk grade are adjusted by environmental factors to estimate the amount of reserve needed by segment. The Company believes these enhancements result in increased granularity within the allowance for loan losses and is more reflective of trends within the loan portfolio.

During the third quarter and first nine months of 2011, the Company incurred net charge-offs of $2.00 million and $6.69 million, respectively, compared with $2.40 million and $8.93 million in the respective periods of 2010. Annualized net charge-offs for the third quarter of 2011 were 0.57% of the average loan balance, compared to 0.68% of the average loan balance for the same period in 2010. The Company made provisions for loan losses of $1.92 million and $6.61 million, respectively, for the three- and nine-month periods ended September 30, 2011, compared to $3.81 million and $11.07 million, respectively, in the same period of 2010. Provisions for loan losses covered 96.24% and 98.88%, respectively, of net charge-offs for the three- and nine-month periods ended September 30, 2011.

Total delinquent loans as of September 30, 2011, measured 2.30% of total loans, of which 0.64% were comprised of loans 30-89 days delinquent and 1.66% were comprised of loans in non-accrual status. Total delinquent loans have decreased approximately $4.75 million, or 13.04%, since December 31, 2010. Non-performing loans, comprised of non-accrual loans and unseasoned loan restructurings (as the Company does not have any loans that are 90 days past due and still accruing), as a percentage of total loans were 1.73% at September 30, 2011, 1.78% at December 31, 2010, and 1.76% at September 30, 2010.

At September 30, 2011, non-accrual loans, including acquired, impaired non-accrual loans, were primarily composed of the following categories of loans: 34.69% were non-farm, non-residential commercial loans; 33.10% were single family residential mortgage; and 18.79% were commercial and industrial loans. Approximately $3.10 million, or 13.55%, of non-accrual loans at September 30, 2011, were attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009.

The decrease in special mention loans is primarily attributed to four significant loans migrating to pass based on positive payment performance.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Total noninterest income for the third quarter of 2011 was $8.07 million, compared with noninterest income of $10.94 million in the same period of 2010, a decrease of $2.87 million. Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges and gains on the sale of securities, noninterest income for the quarter ended September 30, 2011, decreased $266 thousand, or 3.18%, compared to the same period in 2010. Wealth management revenues decreased $41 thousand, or 4.51%, to $868 thousand for the three months ended September 30, 2011, compared with the same period in 2010. Service charges on deposit accounts decreased $53 thousand, or 1.53%, to $3.40 million for the three months ended September 30, 2011, compared with the same period in 2010. Other service charges and fees increased $182 thousand, or 14.63%, to $1.43 million for the three months ended September 30, 2011, compared with the same period in 2010. Insurance commissions for the third quarter of 2011 were $1.52 million, a decrease of $140 thousand, or 8.42%, from the comparable period in 2010. The agency offices sold during the third quarter of 2011 generated approximately $1.00 million in annual premium commission revenue. Other operating income totaled $877 thousand for the three months ended September 30, 2011, a decrease of $214 thousand, or 19.62%, compared with the same period in 2010. For the quarter ended September 30, 2011, the Company recognized $210 thousand of OTTI charges related to a non-agency mortgage-backed security, compared to no OTTI charges during the same period of 2010. During the third quarter of 2011, net securities gains of $178 thousand were realized, compared with net gains of $2.57 million in the comparable period in 2010.

Noninterest income for the first nine months of 2011 was $28.93 million, compared with noninterest income of $28.42 million in the same period of 2010, an increase of $508 thousand. Exclusive of the impact of OTTI charges and gains on the sale of securities, noninterest income for the nine months ended September 30, 2011, decreased $153 thousand, or 0.62%, compared to the same period in 2010. Wealth management revenues decreased $114 thousand, or 4.06%, to $2.69 million for the first nine months of 2011, compared with the same period in 2010. Service charges on deposit accounts decreased $8 thousand, or 0.08%, to $9.79 million for the nine months ended September 30, 2011, compared with the same period in 2010. Other service charges and fees increased $518 thousand, or 13.72%, to $4.29 million for the nine months ended September 30, 2011, compared with the same period in 2010. Insurance commissions for the first nine months of 2011 were $5.03 million, a decrease of $226 thousand, or 4.30%, from the comparable period in 2010. The decrease in insurance commissions reflects the effects of the recent recession, as well as the soft insurance market. Other operating income totaled $2.63 million for the nine months ended September 30, 2011, a decrease of $323 thousand, or 10.95%, compared with the same period in 2010. For the nine months ended September 30, 2011, the Company recognized $737 thousand of OTTI charges related to a non-agency mortgage-backed security, compared to $185 thousand of OTTI charges related to two pooled trust preferred securities and several small equity holdings during the same period of 2010. During the first nine months of 2011, net securities gains of $5.24 million were realized compared with net gains of $4.03 million in the comparable period in 2010. Additionally, approximately $967 thousand of the gains realized during the period were recoveries of investment security impairments that occurred during 2009.

For a more detailed discussion of investment securities and impairment charges, please see Note 3 to the Consolidated Financial Statements included in Part I.

Noninterest Expense

Noninterest expense totaled $16.06 million for the quarter ended September 30, 2011, a decrease of $1.37 million, or 7.85%, from the same period in 2010. Salaries and employee benefits for the third quarter of 2011 decreased $344 thousand, or 3.93%, compared to the same period in 2010. Occupancy and furniture and equipment expenses decreased $161 thousand, or 6.44%, between the comparable periods. Deposit insurance premiums and assessments were $348 thousand for the three-month period ended September 30, 2011, a decrease of $370 thousand, or 51.53%, compared to the same period in 2010, which was primarily due to the FDIC’s change in assessment methodology for deposit insurance to one based on tangible assets. Other operating expense totaled $4.72 million for the third quarter of 2011, a decrease of $484 thousand, or 9.31%, from $5.20 million for the third quarter of 2010. The decrease in other operating expense was primarily due to a decrease of $127 thousand in expenses and losses associated with other real estate owned between the comparable periods.

Noninterest expense totaled $51.86 million for the nine months ended September 30, 2011, an increase of $1.76 million, or 3.52%, from the same period in 2010. Salaries and employee benefits for the first nine months of 2011 increased $1.01 million, or 4.02%, compared to the same period in 2010. The Company has increased staffing levels in credit administration, marketing, and compliance due to increasing regulatory burdens. The Company has also experienced a significant increase in health insurance costs in recent quarters. Occupancy and furniture and equipment expenses decreased $223 thousand, or 2.93%, between the comparable periods. Deposit insurance premiums and assessments were $1.64 million for the nine-month period ended September 30, 2011, a decrease of $489 thousand, or 22.97%, compared to the same period in 2010. Other operating expense totaled $15.38 million for the first nine months of 2011, an increase of $988 thousand, or 6.86%, from $14.39 million for the first nine months of 2010. The increase in other operating expense was primarily due to an increase of $786 thousand in expenses and losses associated with other real estate owned.

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

For the third quarter of 2011, income taxes were $2.50 million, compared with income taxes of $1.74 million for the third quarter of 2010. For the quarters ended September 30, 2011 and 2010, the effective tax expense rates were 31.99% and 21.01%, respectively. For the nine months ended September 30, 2011, income taxes were $7.42 million, compared with $6.05 million for the same period of 2010. For the nine months ended September 30, 2011 and 2010, the effective tax expense rates were 30.65% and 26.28%, respectively.

43

FINANCIAL CONDITION

Total assets at September 30, 2011, decreased $24.15 million, or 1.09%, to $2.22 billion from December 31, 2010. As of September 30, 2011, cash and cash equivalents increased $36.13 million since year-end 2010. At September 30, 2011, total liabilities were $1.92 billion, a decrease of $58.39 million, or 2.96%, from December 31, 2010. Deposits decreased $30.46 million, securities sold under agreements to repurchase decreased $1.38 million, and borrowings decreased $25.25 million during the nine-month period ended September 30, 2011.

Securities

Available-for-sale securities were $449.39 million at September 30, 2011, compared with $480.06 million at December 31, 2010, a decrease of $30.68 million or 6.83%. The market value of securities available-for-sale as a percentage of amortized cost improved from 96.40% at December 31, 2010, to 97.56% at September 30, 2011, reflecting improved pricing on certain issues. Held-to-maturity securities declined to $3.34 million at September 30, 2011, compared with $4.64 million at December 31, 2010.

During the three- and nine-month periods ended September 30, 2011, the Company recognized OTTI charges in earnings on a non-agency mortgage-backed security of $210 thousand and $737 thousand, respectively. During the three- and nine-month periods ended September 30, 2011, the Company recognized no OTTI charges on equity securities. During the three-month period ended September 30, 2010, the Company incurred no OTTI charges. During the nine-month period ended September 30, 2010, the Company incurred credit-related OTTI charges on beneficial interest debt securities of $134 thousand and OTTI charges on certain of its equity securities of $51 thousand.

For a more detailed discussion of investment securities, please see Note 3 to the Consolidated Financial Statements included in Part I.

Loan Portfolio

Loans Held for Sale

The $3.58 million balance of loans held for sale at September 30, 2011, represents mortgage loans that are sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments to originate mortgage loans for customers at September 30, 2011, was $10.42 million on 64 loans.

Loans Held for Investment

Total loans held for investment were $1.37 billion at September 30, 2011, representing a decrease of $11.55 million from December 31, 2010, and a decrease of $23.60 million from September 30, 2010. The average loan to deposit ratio was 87.15% for the third quarter of 2011, compared with 85.54% for the fourth quarter of 2010, and 85.59% for the third quarter of 2010. Year-to-date average loans of $1.38 billion decreased $20.81 million when compared to year-to-date average loans of $1.40 billion in 2010.

The held for investment loan portfolio continues to be diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition as of September 30, 2011, December 31, 2010, and September 30, 2010.

	September 30, 2011		December 31, 2010		September 30, 2010
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans Held for Investment
Commercial loans
Construction — commercial	$32,279	2.35%	$42,694	3.08%	$52,674	3.77%
Land development	3,304	0.24%	16,650	1.20%	20,511	1.47%
Other land loans	23,001	1.67%	24,468	1.77%	20,578	1.47%
Commercial and industrial	92,894	6.76%	94,123	6.79%	103,021	7.37%
Single family residential	107,879	7.85%	N/A	N/A	N/A	N/A
Multi-family residential	82,939	6.03%	67,824	4.89%	67,638	4.84%
Non-farm, non-residential	325,830	23.70%	351,904	25.39%	354,552	25.35%
Agricultural	1,570	0.12%	1,342	0.10%	1,391	0.10%
Farmland	36,605	2.66%	36,954	2.67%	37,997	2.72%

Total commercial loans	706,301	51.38%	635,959	45.89%	658,362	47.09%
Consumer real estate loans
Home equity lines	109,444	7.96%	111,620	8.05%	113,909	8.14%
Single family residential mortgage	461,104	33.54%	549,157	39.61%	533,976	38.19%
Owner-occupied construction	19,279	1.40%	18,349	1.32%	21,266	1.52%

Total consumer real estate loans	589,827	42.90%	679,126	48.98%	669,151	47.85%
Consumer and other loans
Consumer loans	67,020	4.88%	63,475	4.58%	63,186	4.52%
Other	11,508	0.84%	7,646	0.55%	7,552	0.54%

Total consumer and other loans	78,528	5.72%	71,121	5.13%	70,738	5.06%

Total	$1,374,656	100.00%	$1,386,206	100.00%	$1,398,251	100.00%

Loans Held for Sale	$3,575		$4,694		$3,386

Non-Performing Assets

Non-performing assets include loans on non-accrual status, unseasoned loan restructurings, loans contractually past due 90 days or more and still accruing interest, and other real estate owned (“OREO”). Non-performing assets were $29.78 million at September 30, 2011, $29.65 million at December 31, 2010, and $30.05 million at September 30, 2010. The percentage of non-performing assets to total assets was 1.34% at September 30, 2011, 1.32% at December 31, 2010, and 1.31% at September 30, 2010.

The following table details non-performing assets by category at the close of each of the quarters ended September 30, 2011, December 31, 2010, and September 30, 2010.

	September 30, 2011	December 31, 2010	September 30, 2010
(Dollars in Thousands)
Non-accrual loans	$22,877	$19,414	$16,645
Restructured loans	964	5,325	7,904
Loans 90 days or more past due and still accruing interest	—	—	—

Total non-performing loans	23,841	24,739	24,549

Other real estate owned	5,942	4,910	5,501

Total non-performing assets	$29,783	$29,649	$30,050

Restructured loans performing in accordance with modified terms	$1,156	$3,911	$849

Non-performing loans as a percentage of total loans	1.73%	1.78%	1.76%
Non-performing assets as a percentage of total assets	1.34%	1.32%	1.31%
Non-performing assets as a percentage of total loans and other real estate owned	2.16%	2.13%	2.14%
Allowance for loan losses as a percentage of non-performing loans	110.76%	107.05%	107.62%

Ongoing activity within the classification and categories of non-performing loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the non-performing classification as a result of changing economic conditions, borrower financial capacity, and resolution efforts on the part of the Company. There were no loans 90 days past due and still accruing at September 30, 2011, December 31, 2010, or September 30, 2010. OREO was $5.94 million at September 30, 2011, an increase of $1.03 million from December 31, 2010, and is carried at the lesser of estimated net realizable value or cost. OREO increased from December 31, 2010, as a result of escalation in asset resolution and foreclosure activity. At September 30, 2011, OREO consisted of 56 properties with an average book value of $171 thousand and an average holding period of 5 months. During the three- and nine-month periods ended September 30, 2011, net losses on the sale of OREO totaled $431 thousand and $2.13 million, respectively.

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

At September 30, 2011, the allowance for loan losses related to total loan restructurings was $959 thousand. Total interest income recognized on loan restructurings for the three- and nine- month periods ended September 30, 2011, totaled $173 thousand and $428 thousand, respectively. When restructuring loans for troubled borrowers, the Company generally makes concessions in interest rates and amortization terms. After twelve months of satisfactory payment performance restructured loans are generally not reported as restructured loans, but remain identified as impaired loans until full payment or other satisfaction of the obligation.

Deposits and Other Borrowings

Total deposits decreased $30.46 million, or 1.88%, during the first nine months of 2011. Noninterest-bearing demand deposits increased $28.53 million to $233.68 million at September 30, 2011, compared with $205.15 million at December 31, 2010. Interest-bearing demand deposits increased $33.38 million to $295.80 million at September 30, 2011, from December 31, 2010. Savings decreased $29.78 million, or 6.98%, and time deposits decreased $62.60 million, or 8.61%, during the first nine months of 2011.

Securities sold under repurchase agreements decreased $1.38 million, or 0.99%, during the first nine months of 2011 to $139.51 million. There were no federal funds purchased outstanding at September 30, 2011, as the Company maintained a strong liquidity position throughout the first nine months of 2011.

Stockholders’ Equity

Total stockholders’ equity increased $34.24 million, or 12.69%, from $269.88 million at December 31, 2010, to $304.12 million at September 30, 2011. Changes in stockholders’ equity during the period were primarily the result of net income available to common shareholders of $16.80 million, an increase in accumulated other comprehensive income of $4.22 million, the completion of an $18.92 million capital raise through the private placement of convertible preferred stock, and the payment of common dividends of $5.37 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. The Company’s and the Bank’s capital ratios as of September 30, 2011, and December 31, 2010, are presented in the following table.

	September 30, 2011	December 31, 2010
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	17.94%	15.33%
First Community Bank, N. A.	15.69%	14.18%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	16.68%	14.07%
First Community Bank, N. A.	14.43%	12.92%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	11.26%	9.44%
First Community Bank, N. A.	9.71%	8.66%

At September 30, 2011, the Bank was deemed “well capitalized” under regulatory capital adequacy standards.

Liquidity and Capital Resources

At September 30, 2011, the Company maintained liquidity in the form of cash and cash equivalent balances of $148.32 million, unpledged securities available-for-sale of $157.07 million, and total FHLB credit availability of approximately $160.71 million. Cash and cash equivalents as well as advances from the FHLB are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available-for-sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also maintains approved lines of credit with correspondent banks as backup liquidity sources.

The Company is a holding company, which is a separate legal entity from the Bank, and at September 30, 2011, maintained cash balances of $20.79 million. The principal source of the Company’s income is dividends from the Bank, which are subject to regulatory restrictions and limitations. As a result of investment securities impairments in 2009, the Bank is limited as to the dividends it can pay to the Company. Accordingly, the Bank would need permission from the Virginia Bureau of Financial Institutions and the Federal Reserve prior to paying dividends to the Company. The cash reserves and investments held by the Company, as well as management fee arrangements provide adequate working capital to meet its obligations and projected dividends to shareholders for the next twelve months and through the projected period of dividend restrictions.

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

In order to mitigate the effect of changes in the general level of interest rates, the Company manages repricing opportunities and thus, its interest rate sensitivity. The Company seeks to control its interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. The simulation model used by the Company captures all earning assets, interest-bearing liabilities and off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook and estimates of the economic value of equity for a range of assumed interest rate scenarios. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and the Company’s estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and the Company’s strategies. However, the earnings simulation model is currently the best tool available to the Company and the industry for managing interest rate risk.

The Company has established policy limits for tolerance of interest rate risk in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within the Company’s defined policy limits. At September 30, 2011, modeling indicates that the Company is in a relatively neutral position with respect to sensitivity to interest rate changes.

The following table summarizes the projected impact on the next twelve months’ net interest income and the economic value of equity as of September 30, 2011, and December 31, 2010, of immediate and sustained rate shocks in the interest rate environments of plus 300 to minus 100 basis points from the base case rate simulation, assuming no remedial measures are effected. At September 30, 2011, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering complete downward shocks greater than 100 basis points unrealistic and not meaningful. In the downward rate shocks presented, benchmark interest rates are dropped with floors near 0%.

Changes in net interest income projected at December 31, 2010, compared to September 30, 2011, are primarily a result of a shifting mix in deposits and other funding. The Company has decreased the size of its certificate of deposit portfolio and increased the size of its transaction and savings oriented deposit portfolios. Additionally, the prepayment of the $25.00 million FHLB advance provided for significantly reduced interest expense, as the prepayment was funded with cash on hand.

Rate Sensitivity Analysis
	September 30, 2011
(Dollars in Thousands) Increase (Decrease) in Interest Rates (Basis Points)	Change in Net Interest Income	Percent Change	Change in Economic Value of Equity	Percent Change
300	$4,022	5.7	$17,376	5.7
200	2,633	3.7	17,113	5.6
100	1,391	2.0	12,806	4.2
(100)	(925)	(1.3)	(31,002)	(10.2)

	December 31, 2010
(Dollars in Thousands) Increase (Decrease) in Interest Rates (Basis Points)	Change in Net Interest Income	Percent Change	Change in Economic Value of Equity	Percent Change
300	$932	1.2	$(10,634)	(3.6)
200	121	0.2	(1,530)	(0.5)
100	329	0.4	4,734	1.6
(100)	(105)	(0.1)	(21,503)	(7.3)

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(b). Based on that evaluation, the Company’s CEO along with the Company’s CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Changes in Internal Control over Financial Reporting

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is currently a defendant in various legal actions and asserted claims in the normal course of business. Although the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

ITEM 1A.	Risk Factors

There were no material changes to the risk factors as previously disclosed under Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of the Company’s Common Stock during the third quarter of 2011.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
July 1-30, 2011	—	$—	—	935,002
August 1-31, 2011	42,710	10.58	42,710	892,292
September 1-30, 2011	5,600	10.60	5,600	886,692

Total	48,310	$10.58	48,310

(1) The Company’s stock repurchase plan, as amended, allows the purchase and retention of up to 1,100,000 shares. The plan has no expiration date, remains open and no plans have expired during the reporting period covered by this table. No determination has been made to terminate the plan or to cease making purchases. The Company held 213,308 shares in treasury at September 30, 2011.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Reserved

ITEM 5.	Other Information

Not Applicable

ITEM 6.	Exhibits

(a)	Exhibits

Exhibit No.	Exhibit
3(i)	Articles of Incorporation of First Community Bancshares, Inc. (1)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended. (17)

3.1	Reserved.

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (21)

4.6	Warrant to purchase 88,273 shares of Common Stock of First Community Bancshares, Inc. (29)

4.7	Reserved.

4.8	Reserved.

10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan, as amended. (18)

10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors Stock Option Plan. (5)

10.3**	Amended and Restated Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez (6) and Waiver Agreement. (27)

10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan (24) and Amendment #1. (28)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (8)

10.6**	First Community Bancshares, Inc. 2001 Directors Supplemental Retirement Plan, as amended. (22)

10.7**	First Community Bancshares, Inc. Wrap Plan. (7)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

51

10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Form of Award Agreement. (13)

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan. (7)

10.16**	Employment Agreement dated November 30, 2006, between First Community Bank, N. A. and Ronald L. Campbell. (19)

10.18	Securities Purchase Agreement by and between the United States Department of the Treasury and First Community Bancshares, Inc. dated November 21, 2008. (30)

10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (23)

10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (26)

10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (26)

10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (26)

10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (26)

10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert L. Schumacher. (26)

10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (25)

10.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (25)

11	Statement regarding computation of earnings per share. (16)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

*	Furnished herewith.

**	Indicates a management contract or compensation plan.

***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets (unaudited) at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Income (unaudited) for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2011; (ix) Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Unaudited Consolidated Financial Statements.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period dated June 30, 2010, and filed August 16, 2010.
(2)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended April 13, 2000.
(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.
(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, and filed August 23, 2006.
(8)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, and filed on April 4, 2000, and amended on April 13, 2000.
(9)	Form of indemnification agreement entered into by the Company and by First Community Bank, N. A. with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, and amended on May 19, 2004.
(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed on March 15, 2004.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.

(12)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(13)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(14)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2004, and filed on March 16, 2005. Amendments in substantially similar form were executed for Directors Clark, Kantor, Hamner, Modena, Perkinson, Stafford, and Stafford II.
(15)	Incorporated by reference from the Current Report on Form 8-K dated October 24, 2006, and filed October 25, 2006.
(16)	Incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included herein.
(17)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 14, 2008, filed on February 20, 2008.
(18)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(19)	Incorporated by reference from Annex A of Exhibit 2.1 of the Form S-3 registration statement filed May 2, 2007.
(20)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated June 28, 2011, and filed June 28, 2011.
(21)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, and filed May 23, 2011.
(22)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, and filed December 17, 2010.
(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(24)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, and filed January 5, 2009.
(25)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009 and filed April 3, 2009.
(26)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, and filed December 17, 2010.
(28)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, and filed December 17, 2010. (29) Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K dated and filed July 27, 2010.
(30)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated November 21, 2008, and filed November 24, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: November 7, 2011

/s/ John M. Mendez

John M. Mendez

President & Chief Executive Officer

(Principal Executive Officer)

/s/ David D. Brown

David D. Brown

Chief Financial Officer

(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document