Form 10-K
period 2011-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2012-03-02
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

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

Approximately $184.73 million based on the closing sales price at June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class – Common Stock, $1.00 Par Value; 17,849,376 shares outstanding as of February 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 24, 2012, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business.

Corporate Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company incorporated in 1997 under the laws of the State of Nevada and founded in 1989. The Company serves as the holding company for First Community Bank (the “Bank”) which is a Virginia-chartered banking institution founded in 1874. The Company also owns Greenpoint Insurance Group, Inc. (“Greenpoint”), a full-service insurance agency. The Bank is the parent of First Community Wealth Management, a registered investment advisory firm that offers wealth management and investment advice. The Company is the Common Stockholder of FCBI Capital Trust, which was created in October 2003 to issue trust preferred securities to raise capital for the Company.

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

The Company’s principal executive offices are located at One Community Place, Bluefield, Virginia 24605 and its telephone number is (276) 326-9000.

Business Overview

Through its subsidiaries, the Company offers commercial and consumer banking services and products, as well as wealth management and insurance services. Those products and services include the following:

•	demand deposit accounts, savings and money market accounts, certificates of deposit, and individual retirement arrangements,

•	commercial, consumer, real estate mortgage loans, and lines of credit,

•	various debit card and automated teller machine card services,

•	corporate and personal trust services,

•	investment management services, and

•	life, health, and property and casualty insurance products.

The Company provides financial services and conducts banking operations within the states of Virginia, West Virginia, North Carolina, and Tennessee. The Company serves a diverse customer base consisting of individual consumers and a wide variety of industries, including, among others, manufacturing, mining, services, construction, retail, healthcare, military and transportation. The Company is not dependent upon any single industry or customer. The Company had total consolidated assets of $2.16 billion at December 31, 2011, and conducts its banking operations through 55 locations.

Operating Segments

The Company’s operations are managed along two reportable business segments consisting of community banking and insurance services. See “Note 19 – Segment Information” in the Notes to Consolidated Financial Statements in Item 8 herein.

Competition

There is significant competition among banks in the Company’s market areas. The Company also competes with other providers of financial services, such as thrifts, savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms, and discount brokerage firms. The Company faces substantial competition for deposits and loans throughout its market areas. The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations, automated services and office hours. Competition for deposits comes primarily from other commercial banks, savings institutions, credit unions, mutual funds and other investment alternatives. The primary factors in competing for commercial and business loans are interest rates, loan origination fees, the quality and range of lending services and personalized service. Competition for origination of mortgage loans comes primarily from savings institutions, mortgage banking firms, mortgage brokers, other commercial banks and insurance companies. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Some of the Company’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Company. Competition could intensify in the future as a result of industry consolidation, the increasing availability of products and services from non-banks, greater technological developments in the industry, and banking regulatory reform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview – Competition” in Item 7 herein.

Employees

The Company and its subsidiaries employed 633 full-time equivalent employees at December 31, 2011. Management considers employee relations to be excellent.

Regulation and Supervision

General

The supervision and regulation of the Company and its subsidiaries by applicable federal and state banking agencies is intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole, and not for the protection of stockholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks, including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

The Dodd-Frank Act

On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•

Centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws (“CFPB”).

•

Requires financial holding companies, such as the Company, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to engage in interstate bank acquisitions.

•

Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institutions themselves.

•	Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.

•

Made permanent the $250,000 limit for federal deposit insurance and increased the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000 and provides unlimited federal deposit insurance until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amended the Electronic Fund Transfer Act to, among other things, give the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and enforces a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increased the authority of the Federal Reserve Board to examine bank holding companies, such as the Company, and their non-bank subsidiaries.

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

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act (“GLB Act”) and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Federal Reserve Board. The BHCA, the GLB Act, and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The BHCA generally provides for “umbrella” regulation of financial holding companies, such as the Company, by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

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

Under the GLB Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Company elected financial holding company status in December 2006. Beginning in July 2011, the Company’s financial holding company status also depends upon it maintaining its status as “well capitalized” and “well managed’ under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist.

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

Capital Adequacy Requirements. The Federal Reserve Board has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital and its ability to pay dividends, or making acquisitions of new banks or engaging in certain other activities may be restricted or prohibited.

The Federal Reserve Board currently uses two types of capital adequacy guidelines for holding companies, a two-tiered risk-based capital guideline and a leverage capital ratio guideline. The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items of the holding company’s operations, and then establishes a minimum ratio of the holding company’s Tier 1 capital to the aggregate dollar amount of risk-weighted assets (which amount is usually less than the aggregate dollar amount of such assets without risk weighting) and a minimum ratio of the holding company’s total capital (Tier 1 capital plus Tier 2 capital, as adjusted) to the aggregate dollar amount of such risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company’s Tier 1 capital to its total tangible assets (total assets less goodwill and certain identifiable intangibles), without risk-weighting. As discussed below, the Bank is subject to similar capital requirements.

Under both guidelines, Tier 1 capital is defined to include: common shareholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital), and certain trust preferred securities. The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Company. Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4.00% and a total risk-based capital ratio of at least 8.00%. At December 31, 2011, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 16.89% and its ratio of total capital to risk-weighted assets was 18.15%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.00%, but other bank holding companies are required to maintain a leverage ratio of 4.00% or more, depending on their overall condition. At December 31, 2011, the Company’s leverage ratio was 11.50%.

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

The current risk-based capital guidelines that apply to the Company and the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more). Other U.S. banking organizations can elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

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

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement that the instrument must be written off or converted to common equity if a triggering event occurs, either pursuant to applicable law or at the direction of the banking regulator. A triggering event is an event that would cause the banking organization to become nonviable without the write off or conversion, or without an injection of capital from the public sector.

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

The Dodd-Frank Act requires or permits the federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. The Dodd-Frank Act requires the Federal Reserve Board, the Office of the Comptroller of the Currency (the “OCC”) and the FDIC to adopt regulations imposing a continuing “floor” of the Basel I-based capital requirements in cases where the Basel II-based capital requirements and any changes in capital regulations resulting from Basel III otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement, which the agencies implemented as proposed, effective July 28, 2011. This final rule applies to large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more) and, therefore, will not have any immediate impact on the Company or the Bank.

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

Incentive Compensation. In June 2010, the Federal Reserve Board, the OCC and the FDIC issued their final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The final guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve Board indicated that all banking organizations are to evaluate their incentive compensation arrangements and related risk management, controls, and corporate governance processes and immediately address deficiencies in these arrangements or processes that are inconsistent with safety and soundness.

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

The Bank

Effective with the close of business on June 28, 2011, the Bank converted its charter from a national association to a Virginia state-chartered banking institution. The Bank will continue operating under the name First Community Bank. The charter conversion does not affect insurance coverage of the Bank’s deposits, which are insured by the FDIC to the maximum amounts permitted by law, and does not affect the financial services or products provided by the Bank. As a Virginia state-chartered bank, the Bank is supervised and regulated by the Virginia Bureau of Financial Institutions (the “Virginia Bureau”) and as a member of the Federal Reserve, the Bank’s primary federal regulator is the Federal Reserve Bank of Richmond (“FRB”), both of which are based in the Company’s home state of Virginia. The regulations of these agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its non-banking subsidiaries and/or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other non-affiliated persons. The Federal Reserve Board has issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

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

Capital adequacy requirements applicable to insured depository institutions serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be classified as “undercapitalized.” Further, prior approval of the Federal Reserve Board is required if cash dividends declared in any given year exceed the total of the Bank’s net profits for such year, plus its retained profits for the preceding two years. Virginia law also imposes restrictions on the ability of Virginia-chartered banks to pay dividends if such dividends would impair a bank’s paid-in capital. The payment of dividends by the Bank may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. The Virginia Bureau and the Federal Reserve Board have the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice.

Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of liquidation or other resolution of an insured depository institution, such as the Bank, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company or any shareholder or creditor thereof.

Examinations. Under the FDICIA, all insured institutions must undergo regular on-site examination by their appropriate banking agency and such agency may assess the institution for its costs of conducting the examination. As a state-chartered, Federal Reserve member bank, the Bank is subject to examination by the Virginia Bureau and FRB. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments, information systems, disaster recovery, and contingency planning and management practices.

Capital Adequacy Requirements. The various federal bank regulatory agencies, including the Federal Reserve Board, have adopted risk-based capital requirements for assessing the capital adequacy of banks and bank holding companies. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Pursuant to the Federal Reserve Board’s risk-based capital requirements, state member banks are required to meet a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.00% and a ratio of total capital to total risk-weighted assets of 8.00%. The capital categories have the same definitions for the Bank as for the Company. See “Regulation and Supervision – The Company – Capital Adequacy Requirements” for additional information on the capital requirements applicable to the Bank.

In addition to the risk-based capital requirements, the Federal Reserve Board has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets (“leverage ratio”) of 3.00%. The Federal Reserve Board has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a leverage ratio of at least 4.00% to 5.00% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” institution has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. An “undercapitalized” institution has a total risk-based capital ratio that is less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%. A “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%; a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%. A “critically undercapitalized” institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. The Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulation as of December 31, 2011.

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

Deposit Insurance Assessments. The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Currently the FDIC utilizes a risk-based assessment system to evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The FDIC’s initial base assessment schedule can be adjusted up or down, and premiums in effect from January 1, 2010, through March 31, 2011, ranged from 12 basis points in the lowest risk category to 45 basis points for banks in the highest risk category. Effective April 1, 2011, the FDIC set initial base assessment rates from 5 basis points in the lowest risk category to 35 basis points for banks in the higher risk category.

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

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. The rules also changed the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected under the new assessment base as would be collected under the current rate schedule and the schedules previously proposed by the FDIC in October 2010. In addition, the new rules revised the risk-based assessment system for large insured depository institutions (generally, institutions with at least $10 billion in total assets) and “highly complex” institutions by requiring that the FDIC use a scorecard method to calculate assessment rates for all such institutions. The Bank will not be deemed a “highly complex” institution for these purposes.

Under the Federal Deposit Insurance Act, as amended (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA.

See “Regulation and Supervision – The Bank – Corrective Measures for Capital Deficiencies” for additional information. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve Board. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with federal consumer financial laws by their primary federal banking agency.

USA PATRIOT Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) was enacted in October 2001. The Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures in light of the Patriot Act’s anti-money laundering and Bank Secrecy Act requirements. The Company believes that its controls and procedures were in compliance with the Patriot Act as of December 31, 2011.

Interstate Banking and Branching. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) or by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997, that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

Prior to the enactment of the Dodd-Frank Act, national and state-chartered banks were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. However, interstate branching is now permitted for all national and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch, thus effectively giving out of state banks parity with in state banks with respect to de novo branching.

Repurchase of Securities Issued in the Troubled Asset Relief Program Capital Purchase Program

On November 21, 2008, the Company issued and sold to the U.S. Department of the Treasury (“Treasury”) (i) 41,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Shares”) and (ii) a Warrant (the “Warrant”) to purchase 176,546 shares of the Company’s Common Stock, par value $1.00 per share (the “Common Stock”), for an aggregate purchase price of $41.50 million in cash. On June 5, 2009, the Company completed a public offering of its Common Stock that resulted in the reduction of the shares of Common Stock underlying the Warrant from 176,546 shares to 88,273 shares. On July 8, 2009, the Company repurchased from the Treasury all of the Preferred Shares that it had issued to the Treasury in November 2008. On November 23, 2011, the Company repurchased the Warrant from the Treasury for $30,600. The purchase price represents the amount that the Company bid in a public auction for the Warrant that took place on November 17, 2011. The Warrant had a 10-year term and was immediately exercisable upon its issuance, with an initial per share exercise price of $35.26.

Series A Noncumulative Convertible Preferred Stock

On May 20, 2011, the Company completed a private placement of 18,921 shares of its 6.00% Series A Noncumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The shares carry a 6.00% dividend rate and are noncumulative. Each share is convertible into 69 shares of the Company’s Common Stock at any time and mandatorily converts after five years. The Company may redeem the shares at face value after the third anniversary.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Any document the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company makes available, free of charge, on its website at www.fcbinc.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after the Company files such reports with, or furnishes them to, the SEC. Investors are encouraged to access these reports and the other information about the Company’s business on its website. Information found on the Company’s website is not part of this Annual Report on Form 10-K. The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request of the Investor Relations Department at the Company’s main address, P.O. Box 989, Bluefield, VA 24605.

Also posted on the Company’s website, and available in print upon written request of any shareholder to the Company’s Investor Relations Department, are the charters of the standing committees of its Board of Directors, the Standards of Conduct governing the Company’s directors, officers, and employees, and the Company’s Insider Trading & Disclosure Policy.

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

•

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

•	technological changes;

•	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	the growth and profitability of the Company’s noninterest or fee income being less than expected;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and saving habits; and

•	the success of the Company at managing the risks involved in the foregoing.

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

An investment in the Company’s Common Stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of the Company’s Common Stock could decline significantly, and you could lose all or part of your investment.

Risks Related to the Company’s Business

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

The U.S. economy was in recession from December 2007 through June 2009. Business activity across a wide range of industries and regions in the U. S. was greatly reduced. Although economic conditions have improved, certain sectors, such as real estate and manufacturing, remain weak and unemployment remains high. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or its customers, which could adversely affect the Company’s financial condition and results of operations. In addition, local governments and many businesses are still experiencing difficulty due to lower consumer spending and decreased liquidity in the credit markets. Deterioration in local economic conditions, particularly within the Company’s geographic regions and markets, could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

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

Like all financial institutions, the Bank maintains an allowance for loan losses to provide for probable losses. The Bank’s allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect the Bank’s operating results. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes. The Bank’s allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Bank’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Bank’s loans and allowance for loan losses. Although the Company believes that the Bank’s allowance for loan losses is adequate to provide for probable losses, there are no assurances that future increases in the allowance for loan losses will not be needed or that regulators will not require the Bank to increase its allowance. Either of these occurrences could materially and adversely affect the Company’s earnings and profitability.

The Company has experienced increases in the levels of non-performing assets in recent periods. The Company’s total non-performing assets totaled $31.00 million at December 31, 2011, $29.65 million at December 31, 2010, and $23.50 million at December 31, 2009. The Company had $9.32 million of net loan charge-offs for the year ended December 31, 2011, compared to $12.55 million and $9.31 million in net loan charge-offs for the years ended December 31, 2010 and 2009, respectively. The Company’s provision for loan losses was $9.05 million for the year ended December 31, 2011, $14.76 million for the year ended December 31, 2010, and $15.80 million for the year ended December 31, 2009. At December 31, 2011, the ratios of the Company’s allowance for loan losses to non-performing loans and to total loans outstanding were 104.5% and 1.88%, respectively. Additional increases in the Company’s non-performing assets or loan charge-offs may require an increase to the allowance for loan losses, which would have an adverse effect upon the Company’s future results of operations.

The declining real estate market could impact the Company’s business.

The Company’s business activities are conducted in Virginia, West Virginia, North Carolina, Tennessee and the surrounding regions. Over the past several years, the real estate market in these regions experienced declines with falling home prices and increased foreclosures. As a result of the Company’s elevated net charge-offs during this period and in recognition of the continued deterioration in the real estate market and the potential for further increases in non-performing assets, the Company increased its provision for loan losses over historical levels during 2009, 2010, and 2011. A continued downturn in this regional real estate market could hurt the Company’s business because its operations are concentrated within this geographic area and the vast majority of the Company’s loans are secured by real estate. If there is a further decline in real estate values, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and it will be more likely to suffer losses on defaulted loans.

Additionally, recent weakness in the secondary market for residential lending could have a material adverse impact on the Company’s profitability. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with the ongoing correction in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans, mortgage loan originations and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect the Company.

The Company’s level of credit risk may increase due to its focus on commercial lending and the concentration on small businesses and middle market customers with significant vulnerability to economic conditions.

Commercial business and commercial real estate loans generally are considered riskier than single family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business and commercial real estate loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a significant vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. At December 31, 2011, the Company’s largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $6.18 million and $7.30 million, respectively. At such date, the Company’s commercial business loans amounted to $93.31 million, or 6.68% of the Company’s total loan portfolio, and the Company’s commercial real estate loans amounted to $556.96 million, or 39.90% of the Company’s total loan portfolio.

In addition to commercial real estate and commercial business loans, the Company holds a portfolio of commercial construction loans. Construction loans generally have a higher risk of loss primarily due to the critical nature of the initial estimates of a property’s value upon completion of construction compared with the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, the Company may be confronted with projects that, upon completion, have values which are below the loan amounts. While the Company is not aware of any specific, material impediments impacting any of its builder/developer borrowers at this time, there continues to be nationwide reports of significant problems which have adversely affected many property developers and builders as well as the institutions that have provided those loans. If significant numbers of the builder/developers to which the Company has extended construction loans experience the type of difficulties that are being reported, it could have adverse consequences upon future results of operations. At December 31, 2011, the Company’s largest outstanding commercial construction loan amounted to $5.74 million. At such date, the Company’s commercial construction loans amounted to $61.77 million, or 4.42% of the Company’s total loan portfolio.

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

At December 31, 2011, $482.43 million of the Company’s securities were classified as available-for-sale. At such date, the aggregate unrealized losses on the Company’s available-for-sale securities totaled $21.74 million. The Company increases or decreases stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the Company’s available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered at the maturity of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

The Company conducts periodic reviews and evaluations of its entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which the Company considered in its analysis of debt securities include, but are not limited to, intent to sell the security, evidence available to determine if it is more likely than not that the Company will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. The Company generally views changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with the Company’s experience. If the Company deems such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. For the year ended December 31, 2011, the Company recognized other-than-temporary impairment (“OTTI”) charges of $2.29 million on its debt securities portfolio.

Factors that the Company considers in its analysis of equity securities include, but are not limited to: intent to sell the security before recovery of the cost, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer conditions or general market or industry conditions. For the year ended December 31, 2011, the Company recognized no OTTI charges on its equity securities portfolio.

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

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to the rulemaking process at various regulatory agencies. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them.

The Company and its subsidiaries’ operations are subject to extensive regulation and supervision by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Banking regulations governing the Company’s operations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. These laws, rules and regulations, or any other laws, rules or regulations that may be adopted in the future, could make compliance more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank and otherwise adversely affect the Company’s business, financial condition or prospects.

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

The Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations of its own. The Company currently depends on the Bank’s cash and liquidity as well as dividends from the Bank to pay the Company’s operating expenses and dividends to its stockholders. No assurance can be made that in the future the Bank will have the capacity to pay the necessary dividends and that the Company will not require dividends from the Bank to satisfy the Company’s obligations. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Federal Reserve Board or the Virginia Bureau, the Bank’s primary regulators, could assert that payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations or is otherwise unable to pay dividends to the Company, the Company may not be able to service its obligations as they become due, including payments required to be made to the FCBI Capital Trust, a business trust subsidiary of the Company, or pay dividends on the Company’s Common Stock or Series A Preferred Stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows and prospects.

The Company faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by the Company and its subsidiaries, which could hurt the Company’s business.

The Company’s business operations are centered primarily in Virginia, West Virginia, North Carolina, and Tennessee. Increased competition within these regions may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Bank offers. These competitors include other savings associations, national banks, regional banks and other community banks. The Company also faces competition from other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

Potential acquisitions may disrupt the Company’s business and dilute stockholder value.

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

The Company may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions, which present the risks of acquisitions discussed above, as well as some risks specific to these transactions. Because FDIC-assisted acquisitions provide for limited diligence and negotiation of terms, these transactions may require additional resources and time, including servicing acquired problem loans and costs related to integration of personnel and operating systems, and the establishment of processes to service acquired assets. Such transactions may also require the Company to raise additional capital, which may be dilutive to existing stockholders. If the Company is unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on its business, financial condition and results of operations.

Attractive acquisition opportunities may not be available in the future.

The Company expects that other banking and financial companies, many of which have significantly greater resources, will compete with it to acquire financial services businesses. This competition could increase prices for potential acquisitions that the Company believes are attractive. Also, acquisitions are subject to various regulatory approvals. If the Company fails to receive the appropriate regulatory approvals, it will not be able to consummate an acquisition that it believes is in its best interests. Among other things, the Company’s regulators consider the Company’s capital, liquidity, profitability, regulatory compliance and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to the Company’s earnings and stockholders’ equity per share of the Company’s Common Stock and Series A Preferred Stock.

The Company’s goodwill may be determined to be impaired.

As of December 31, 2011, the carrying amount of the Company’s goodwill was $83.06 million. The Company tests goodwill for impairment on an annual basis, or more frequently if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company determines that the carrying amount of its goodwill exceeds its implied fair value, the Company would be required to write-down the value of the goodwill on its balance sheet. This, in turn, would result in a charge against earnings and, thus, a reduction in the Company’s stockholders’ equity and certain related capital measures. During 2011, the Company recognized a charge of $1.24 million to write-down the value of goodwill at its insurance agency subsidiary.

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

An increase in FDIC deposit insurance premiums could adversely affect the Company’s earnings.

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

The Company may seek to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments, business needs, and growth objectives, particularly if its asset quality or earnings were to deteriorate significantly. The Company’s ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Economic conditions and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the FRB. Any occurrence that may limit the Company’s access to the capital markets may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Accordingly, the Company cannot provide any assurance that additional capital will be available on acceptable terms or at all. An inability to raise additional capital on acceptable terms could have a materially adverse effect on the Company’s businesses, financial condition and results of operations.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, equity and debt offerings and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms attractive to the Company, could be impaired by factors that affect the Company specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a reduction in its credit ratings, if any, an increase in costs of capital in financial capital markets, a decrease in the level of its business activity due to a market downturn or adverse regulatory action against the Company, or a decrease in depositor or investor confidence. The Company’s access to liquidity sources could also be impaired by factors that are not specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

The Company’s ability to engage in routine funding transactions could be adversely affected by future failures of financial institutions and the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies and other institutional clients. In certain of these transactions, the Company is required to post collateral to secure the obligations to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, the Company may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty.

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

Risks Associated with the Company’s Common Stock

The Company’s Common Stock price can be volatile.

Stock price volatility may make it more difficult for holders of the Company’s Common Stock to resell when desired. The Company’s Common Stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to the Company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding the Company and/or its competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s Common Stock price to decrease regardless of operating results.

The trading volume in the Company’s Common Stock is less than that of other larger financial services companies.

Although the Company’s Common Stock is listed for trading on the NASDAQ, the trading volume in its Common Stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s Common Stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s Common Stock, significant sales of the Company’s Common Stock, or the expectation of these sales, could cause the Company’s stock price to fall.

The Company may not continue to pay dividends on its Common Stock in the future.

The Company’s Common Stockholders are only entitled to receive such dividends the Company’s board of directors declares out of funds legally available for such payments. Although the Company has historically declared cash dividends on its Common Stock, it is not required to do so and may reduce or eliminate its Common Stock dividend in the future. This could adversely affect the market price of the Company’s Common Stock. Also, the Company is a financial holding company and its ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends.

An investment in the Company’s Common Stock is not an insured deposit.

The Company’s Common Stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s Common Stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, holders of the Company’s Common Stock could lose some or all of their investment.

Certain banking laws may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s Common Stock.

The Company issued Series A Preferred Stock, which ranks senior to its Common Stock.

The Company issued 18,921 shares of Series A Preferred Stock in May 2011. The Series A Preferred Stock ranks senior to shares of the Company’s Common Stock. As a result, the Company must make dividend payments on its Series A Preferred Stock before any dividends can be paid on the Company’s Common Stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock must be satisfied before any distributions can be made on the Company’s Common Stock. If the Company does not remain current in the payment of dividends on the Series A Preferred Stock, no dividends may be paid on its Common Stock. In addition, the dividends declared on the Series A Preferred Stock will reduce any net income available to holders of Common Stock and earnings per common share.

ITEM 1B.	Unresolved Staff Comments.

The Company has no unresolved staff comments as of the filing date of this 2011 Annual Report on Form 10-K.

ITEM 2.	Properties.

The Company’s corporate headquarters are located at One Community Place in Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. In addition to its corporate headquarters, the Company’s community banking segment operated 55 banking centers, loan production, administrative, or other financial services offices at December 31, 2011, of which 45 were owned and 11 were leased or located on leased land. The banking centers were located throughout Virginia, West Virginia, North Carolina, and Tennessee. The Company’s insurance services segment headquarters are located at 711 Gallimore Dairy Road in High Point, North Carolina. Including its headquarters, the Company’s insurance segment operated seven insurance offices at December 31, 2011, of which one was owned, four were leased, and two were located within the Company’s banking centers. The insurance agency offices were located throughout North Carolina, West Virginia, and Virginia. There were no mortgages or liens against any property of the Company. A complete list of all branch and ATM locations can be found on the Company’s website at www.fcbinc.com. Information contained on such website is not part of this Annual Report on Form 10-K. See “Note 6 – Premises and Equipment” of the Notes to Consolidated Financial Statements in Item 8 herein.

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

ITEM 4.	Mine Safety Disclosures.

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The number of Common Stockholders of record on February 27, 2012, was 2,757 and outstanding shares totaled 17,849,376. The number of Common Stockholders is measured by the number of record holders. The Company’s Common Stock trades on the NASDAQ Global Select market under the symbol “FCBC”.

The Company’s ability to pay dividends on its Common Stock is principally dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. For information on the regulatory restrictions and limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to the Company, see “Business – Regulation and Supervision – The Company – Regulatory Restrictions on Dividends; Source of Strength.” and “Business – Regulation and Supervision – The Bank – Restrictions on Distribution of Subsidiary Bank Dividends and Assets” in Item 1 herein. Cash dividends on Common Stock totaled $0.40 per share for 2011 and $0.40 per share in 2010. Total dividends paid on Common Stock for the years ended December 31, 2011, and December 31, 2010, totaled $7.16 million and $7.12 million, respectively. Total cash dividends paid on the Company’s Series A Preferred Stock for the year ended December 31, 2011, totaled $558 thousand.

The following table sets forth the high and low stock prices and dividends paid per share on the Company’s Common Stock during the periods indicated:

	2011		2010
	High	Low	High	Low
Sales Price Per Share
First quarter	$15.43	$12.23	$13.34	$10.96
Second quarter	15.21	12.94	17.37	12.53
Third quarter	14.60	9.40	16.06	12.02
Fourth quarter	13.02	9.48	15.86	12.55

	$15.43	$15.43

	2011	2010
Cash Dividends Per Share
First quarter	$0.10	$0.10
Second quarter	0.10	0.10
Third quarter	0.10	0.10
Fourth quarter	0.10	0.10

Total	$0.40	$0.40

Stock Repurchase Plan

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s Common Stock during the fourth quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)

October 1-31, 2011	—	$—	—	886,692
November 1-30, 2011	33,200	11.70	33,200	853,492
December 1-31, 2011	—	—	—	866,554

Total	33,200	$11.70	33,200

(1)	The Company’s stock repurchase plan, as amended, authorized the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. The Company held 233,446 shares in treasury at December 31, 2011.

Total Return Analysis

The following chart was compiled by SNL Financial LC, and compares cumulative total shareholder return of the Company’s Common Stock for the five-year period ended December 31, 2011, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and the Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 48 bank holding companies that are traded on the NASDAQ, OTC Bulletin Board, and pink sheets with total assets between $1 billion and $5 billion and are located in the Southeast Region of the United States. The cumulative returns include reinvestment of dividends by the Company.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Community Bancshares, Inc.	100.00	83.30	94.34	33.40	42.62	36.76
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
Asset & Regional Peer Group(1)	100.00	75.38	70.71	52.14	56.73	50.41

(1)	The Asset Size & Regional Peer Group consists of the following institutions: 1st United Bancorp, Inc., American National Bankshares, Inc., Ameris Bancorp, BancTrust Financial Group, Inc., Bank of the Ozarks, Inc., BNC Bancorp, Burke & Herbert Bank & Trust Company, Capital City Bank Group, Inc., Cardinal Financial Corporation, Carter Bank & Trust, CenterState Banks, Inc., City Holding Company, Colony Bankcorp, Inc., Eastern Virginia Bankshares, Inc., Fidelity Southern Corporation, First Bancorp, First Citizens Bancshares, Ins., First M&F Corporation, First Security Group, Inc., First Southern Bancorp, Inc., FNB United Corp., Great Florida Bank, Hamilton State Bancshares, Inc., Hampton Roads Bankshares, Inc., Home BancShares, Inc., Middleburg Financial Corporation, National Bankshares, Inc., NewBridge Bancorp, Palmetto Bancshares, Inc., Peoples Bancorp of North Carolina, Inc., Pinnacle Financial Partners, Inc., Premier Financial Bancorp, Inc., Renasant Corporation, SCBT Financial Corporation, Seacoast Banking Corporation of Florida, Simmons First National Corporation, Southeastern Bank Financial Corporation, Southern BancShares (N.C.), Inc., Southern Community Financial Corporation, State Bank Financial Corporation, StellarOne Corporation, Summit Financial Group, Inc., Tennessee Commerce Bancorp, Inc., TowneBank, Union First Market Bankshares Corporation, Virginia Commerce Bancorp, Inc., Wilson Bank Holding Company, and Yadkin Valley Financial Corporation. The returns of each of the foregoing institutions have been weighted according to their respective stock market capitalization at the beginning of each period for which a return is indicated.

ITEM 6.	Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2011. The consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. All of the Company’s acquisitions during the five years ended December 31, 2011, were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	At or for the year ended December 31,
Five-Year Selected Financial Data	2011	2010	2009	2008	2007
(Amounts in thousands, except per share data)
Balance Sheet Summary (at end of period)
Securities	$485,920	$484,701	$493,511	$529,393	$676,195
Loans held for sale	5,820	4,694	11,576	1,024	811
Loans held for investment, net of unearned income	1,396,067	1,386,206	1,393,931	1,298,159	1,225,502
Allowance for loan losses	26,205	26,482	24,277	17,782	12,833
Total assets	2,164,789	2,244,238	2,273,283	2,132,187	2,149,838
Deposits	1,543,467	1,620,955	1,645,960	1,503,758	1,393,443
Borrowings	295,141	332,087	352,558	381,791	517,843
Total liabilities	1,859,060	1,974,360	2,021,016	1,912,972	1,932,740
Preferred stock	18,921	—	—	41,500	—
Total stockholders’ equity	305,729	269,878	252,267	219,215	217,098

Summary of Earnings
Interest income	$94,176	$103,582	$107,934	$110,765	$127,591
Interest expense	22,147	29,725	38,682	44,930	59,276
Net interest income	72,029	73,857	69,252	65,835	68,315
Provision for loan losses	9,047	14,757	15,801	9,226	717
Net interest income after provision for loan losses	62,982	59,100	53,451	56,609	67,598
Noninterest income	35,534	40,508	(53,677)	2,374	24,831
Noninterest expense	68,915	69,943	66,624	60,516	50,463
Income (loss) before income taxes	29,601	29,665	(66,850)	(1,533)	41,966
Income tax expense (benefit)	9,573	7,818	(28,154)	(3,487)	12,334
Net income (loss)	20,028	21,847	(38,696)	1,954	29,632
Dividends on preferred stock	703	—	2,160	255	—
Net income (loss) available to common shareholders	19,325	21,847	(40,856)	1,699	29,632

Per Share Data
Basic earnings (loss) per common share	$1.08	$1.23	$(2.75)	$0.15	$2.64
Diluted earnings (loss) per common share	$1.07	$1.23	$(2.75)	$0.15	$2.62

Cash dividends per common share	$0.40	$0.40	$0.30	$1.12	$1.08
Book value per common share at year-end	$15.96	$15.11	$14.20	$15.36	$19.61

Selected Ratios
Return on average assets	0.88%	0.97%	-1.83%	0.08%	1.39%
Return on average common equity	6.81%	8.11%	-16.73%	0.86%	13.54%
Average equity to average assets	13.44%	11.91%	10.95%	9.86%	10.30%
Dividend payout	37.00%	32.52%	N/M (1)	N/M (1)	40.91%
Risk based capital to risk adjusted assets	18.15%	15.33%	13.81%	12.94%	12.34%
Leverage ratio	11.50%	9.44%	8.51%	9.70%	8.09%

(1)	N/M – Not meaningful

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

First Community Bancshares, Inc. is a financial holding company that, through its bank subsidiary, provides commercial banking services and has positioned itself as a regional community bank and a financial services alternative to larger banks which often provide less emphasis on personal relationships, and smaller community banks which lack the capital and resources to efficiently serve customer needs. The Company has focused its growth efforts on building financial partnerships and more enduring and complete relationships with businesses and individuals through a very personal and local approach to banking and financial services. The Company and its operations are guided by a strategic plan which includes growth through acquisitions and through office expansion in market areas including Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. While the Company’s mission remains that of a community bank, management believes that entry into new markets will accelerate the Company’s growth rate by diversifying the demographics of its customer base and customer prospects and by generally increasing its sales and service network.

Economy

The local economies in which the Company operates are diverse and span a four-state region. The economies of West Virginia and Southwest Virginia have significant exposure to extractive industries, such as coal, timber and natural gas. The local economies in the central portion of North Carolina have suffered in recent years due to foreign competition in both furniture and textiles, as well as consolidation in the financial services industry. Despite these detractions, the economies in this region continue to benefit from national companies operating in the Triad and Central Piedmont area of North Carolina. The Eastern Virginia local economies have, in recent years, benefited from key corporate and government activities. The economy in Eastern Tennessee continues to benefit from the stability of higher education, healthcare services and tourism.

Despite the stable and positive aspects of the regional economies in which the Company primarily operates, the Company’s markets have experienced significant declines in residential development and construction, not inconsistent with national trends. These declines have led to contraction in residential land development and construction, which has historically been important components of the Company’s lending activities. The economies of the Company’s Southwest Virginia and West Virginia markets have remained stable compared with the national economy and unemployment levels were generally lower than the national average at December 31, 2011.

Competition

As the Company competes for increased market share and growth in both loans and deposits, it continues to encounter strong competition from many sources. Many of the markets targeted by the Company are also being entered by other banks in nearby and distant markets. The expansion of banks, credit unions, and other non-depository financial companies over recent years has intensified competitive pressures on core deposit generation and retention. Competitive forces impact the Company through pressure on interest yields, product fees, and loan structure and terms; however, the Company has countered these pressures with its relationship style of banking, competitive pricing, cost efficiencies, and a disciplined approach to loan underwriting.

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

The Company’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operation. The following is a summary of the Company’s more subjective and complex “critical accounting policies.” In addition, the disclosures presented in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified investment valuation, determination of the allowance for loan losses, accounting for acquisitions and intangible assets, and accounting for income taxes as the accounting areas that require the most subjective or complex judgments.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable losses inherent in the loan portfolio, and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. The Company consistently applies a review process to periodically evaluate loans for changes in credit risk. This process serves as the primary means by which the Company evaluates the adequacy of the allowance for loan losses.

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk and by general allocations to commercial, residential real estate, and consumer loans by giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends, and other relevant factors. These factors may include, but are not limited to, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

The use of various estimates and judgments in the Company’s ongoing evaluation of the required level of allowance can significantly impact the Company’s results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of the portfolio and economic conditions and the application of revised estimates and assumptions. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by increasing or decreasing the loan loss provision based upon current measurement criteria.

Acquisitions and Intangible Assets

The Company may, from time to time, engage in business combinations with other companies. Purchase accounting requires the recording of underlying assets and liabilities of the entity acquired at their fair market value. Any excess of the purchase price of the business over the net assets acquired is recorded as goodwill. In instances where the price of the acquired business is less than the net assets acquired, a gain on purchase is recorded. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisal by qualified independent parties for relevant asset and liability categories. Financial assets and liabilities are typically valued using discount models which apply current discount rates to streams of cash flow. All of these valuation methods require the use of assumptions which can result in alternate valuations and varying levels of goodwill and amounts of bargain purchase gain and, in some cases, amortization expense or accretion income.

Management must also make estimates of useful or economic lives of certain acquired assets and liabilities. These lives are used in establishing amortization and accretion of some intangible assets and liabilities, such as the intangible associated with core deposits acquired in the acquisition of a commercial bank.

Goodwill is recorded as the excess of the purchase price, if any, over the fair value of the acquired net assets. Goodwill is tested annually in the fourth quarter for possible impairment by comparing the fair value of each reporting unit to its book value, including goodwill (step 1). If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss (step 2). The step 1 test utilizes a combination of two methods to determine the fair value of the reporting units. For both reporting units, a discounted cash flow model is created projecting cash flows from operations of the business reporting unit, the results of which are weighted 70%. For the banking reporting unit a market multiple model utilizes price to net income and price to tangible book value inputs for closed transactions and for certain common sized institutions and the results are weighted 30%. For the insurance reporting unit the market multiple model primarily utilizes price to sales for closed transactions and certain similar industry public companies and the results are weighted 30%. The end results for both reporting units are then compared to the respective book values to consider if impairment is evident. To determine the overall reasonableness of the reporting unit computations, the combined computed fair value is then compared to the overall market capitalization of the consolidated Company to determine the level of implied control premium.

The discounted cash flow analysis uses estimates in the form of growth and attrition rates, anticipated rates of return, and discount rates. These estimates have a direct bearing on the results of the impairment testing and serve as the basis for management’s conclusions as to potential impairment.

The results of the step 1 analysis performed during the fourth quarter of 2011 determined that no impairment was evident for the banking reporting unit. For the insurance reporting unit the step 1 analysis indicated impairment. A step 2 analysis was performed for the insurance reporting unit resulting in impairment to goodwill of $1.24 million. An adjustment to the weighting of the results, a decline in the market multiples used, further decline in the banking and retail insurance industry valuations, or further decline in our Common Stock price could result in future potential impairment.

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

Recent Acquisitions and Divestitures

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

Greenpoint Insurance Group (“Greenpoint”), a wholly-owned subsidiary of the Company, has acquired seven insurance agencies and sold three since its acquisition by the Company in September 2007. In 2011, Greenpoint recorded a net gain of $67 thousand on the sale of two insurance agencies and has the potential to recognize an additional $650 thousand over time as earn-out payments are received. In connection with those sales, the Company eliminated $1.30 million of goodwill and $379 thousand of other intangibles to the Company’s balance sheet in 2011. In 2010, Greenpoint acquired one insurance agency and issued cash consideration of $190 thousand.

Results of Operations

2011 Compared To 2010

Net income available to common shareholders for 2011 was $19.33 million, a decrease of $2.52 million from $21.85 million in 2010. Basic and diluted earnings per common share for 2011 were $1.08 and $1.07, respectively, as compared to basic and diluted earnings per common share of $1.23 in 2010. The Company’s return on average assets was 0.88% in 2011 compared to 0.97% in 2010. Return on average common equity was 6.81% in 2011 compared to 8.11% in 2010.

Net Interest Income

The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. Net interest income was $72.03 million for 2011, as compared to $73.86 million for 2010, a decrease of $1.83 million, or 2.48%. Tax equivalent net interest income totaled $74.99 million for 2011, a decrease of $2.23 million, or 2.89%, from $77.22 million reported for 2010. The decrease in tax equivalent net interest income was primarily due to decreases in the balances of loans and securities coupled with lower rates of interest earned on those assets.

For purposes of the following discussion, comparison of net interest income is performed on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those assets which are fully taxable (see the table titled Average Balance Sheets and Net Interest Income Analysis).

Average earning assets decreased $44.31 million while average interest-bearing liabilities decreased $102.80 million during 2011, as compared to the prior year. The yield on average earning assets decreased 39 basis points to 5.01% for 2011 from 5.40% for 2010. Short-term market interest rates continued to remain low throughout 2011, as the Federal Reserve Board held the “range” of zero to 25 basis points as its target for federal funds. The prevailing low interest rate environment was the largest driver in the overall decrease in the Company’s yield on average earning assets.

Total cost of average interest-bearing liabilities decreased 35 basis points to 1.32% during 2011. The Company’s time deposit portfolio experienced downward repricing during 2011, as many of the higher-rate certificates were redeemed or renewed at lower rates. The net result was a decrease of 4 basis points in the net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities, for 2011 compared to 2010. The net interest rate spread for 2011 was 3.69% compared to 3.73% for 2010. The Company’s net interest margin, or net interest income to average earning assets, of 3.87% for 2011 represents a decrease of 3 basis points from 3.90% in 2010.

Loan interest income decreased $4.16 million during 2011, as compared to 2010 as the average volume and the yield on loans decreased. During 2011, the yield on loans decreased 22 basis points to 5.84% while the average balance decreased $17.96 million, as compared to 2010. During 2011, the yield on available-for-sale securities decreased 70 basis points to 3.63% while the average balance decreased $58.12 million, as compared to 2010.

Average interest-bearing balances that the Company maintained with third party banks increased $34.08 million during 2011 to $116.06 million, while the yield increased 1 basis point to 0.25% during the same period. Interest-bearing balances with third party banks are comprised largely of excess liquidity bearing overnight market rates.

The average balance of interest-bearing deposits decreased $63.44 million, or 4.42%, and the average rate paid on those deposits decreased 46 basis points to 0.93% during 2011 compared to the prior year. The average rate paid on interest-bearing demand deposits decreased 23 basis points, while the average rate paid on savings deposits, which include money market and savings accounts, decreased 43 basis points in 2011 compared to 2010. In 2011, average time deposits decreased $77.29 million, or 10.17%, and the average rate paid on those deposits decreased 44 basis points to 1.68%, as compared to 2010. The decrease can be attributed to rate sensitive customers not renewing investments at lower interest rates. The level of average noninterest-bearing demand deposits increased $16.84 million to $223.23 million in 2011 compared to the prior year.

The average balance of retail repurchase agreements, which consists of collateralized retail deposits and commercial treasury accounts, decreased $13.97 million in 2011 and the average rate paid on those funds decreased 37 basis points to 0.65% during the same period. The average balance of federal funds purchased totaled $77 thousand in 2011. The average balance of wholesale repurchase agreements remained unchanged at $50.00 million between 2011 and 2010, while the rate increased 3 basis points due to structure within those borrowings. The average balance of Federal Home Loan Bank (“FHLB”)

advances and other borrowings decreased $25.47 million, or 13.10%, and the rate paid on those borrowings increased 51 basis points in 2011 compared to 2010. Other borrowings include the Company’s trust preferred issuance of $15.46 million, which is indexed to 3-month LIBOR. The Company prepaid $25.00 million of a $75.00 million FHLB convertible advance that carried a 4.00% interest rate during the first quarter of 2011. The advance was a structured borrowing where the interest rate floated with 3-month LIBOR, but changed to a 4.00% fixed cost in the first quarter of 2011.

Average Balance Sheets and Net Interest Income Analysis

	2011			2010			2009
	Average Balance	Interest Income/ Expense (1)	Average Yield/Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/Rate (1)
(Amounts in thousands)
Earning assets
Loans held for investment: (2)	$1,382,097	$80,742	5.84%	$1,400,061	$84,906	6.06%	$1,333,112	$82,785	6.21%
Available-for-sale securities	434,583	15,775	3.63%	492,703	21,313	4.33%	537,278	27,638	5.14%
Held-to-maturity securities	3,999	333	8.32%	6,299	533	8.46%	7,828	643	8.21%
Interest-bearing deposits with banks	116,063	285	0.25%	81,987	194	0.24%	62,242	165	0.27%

Total earning assets	1,936,742	97,135	5.01%	1,981,050	106,946	5.40%	1,940,460	111,231	5.73%
Other assets	258,897			282,005			288,450

Total	$2,195,639			$2,263,055			$2,228,910

Interest-bearing liabilities
Demand deposits	$277,263	$431	0.16%	$252,471	$980	0.39%	$205,997	$443	0.22%
Savings deposits	410,240	886	0.22%	421,184	2,751	0.65%	334,217	2,588	0.77%
Time deposits	682,997	11,471	1.68%	760,286	16,156	2.12%	863,357	24,765	2.87%

Total interest-bearing deposits	1,370,500	12,788	0.93%	1,433,941	19,887	1.39%	1,403,571	27,796	1.98%
Federal funds purchased	77	—	0.00%	—	—	—	—	—	—
Retail repurchase agreements	83,564	544	0.65%	97,531	992	1.02%	101,775	1,375	1.38%
Wholesale repurchase agreements	50,000	1,887	3.77%	50,000	1,872	3.74%	50,000	1,922	3.84%
FHLB borrowings and other long-term debt	168,988	6,928	4.10%	194,461	6,974	3.59%	204,678	7,589	3.71%

Total borrowings	302,629	9,359	3.09%	341,992	9,838	2.88%	356,453	10,886	3.05%

Total interest-bearing liabilities	1,673,129	22,147	1.32%	1,775,933	29,725	1.67%	1,760,024	38,682	2.20%
Noninterest-bearing demand deposits	223,233			206,396			199,917
Other liabilities	4,127			11,280			24,832
Stockholders’ equity	295,150			269,446			244,137

Total	$2,195,639			$2,263,055			$2,228,910

Net interest income, tax-equivalent		$74,988			$77,221			$72,549

Net interest rate spread (3)			3.69%			3.73%			3.53%

Net interest margin (4)			3.87%			3.90%			3.74%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”).
(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.
(3)	Represents the difference between the tax equivalent yield on earning assets and cost of funds.
(4)	Represents tax-equivalent net interest income divided by average interest earning assets.

Rate and Volume Analysis of Interest

The following table summarizes the changes in tax-equivalent interest earned and paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (changes in the average rate times the prior year’s average volume), and (iii) changes in rate/volume (change in the average volume column times the change in average rate):

	Twelve Months Ended December 31, 2011 Compared to 2010 Dollar Increase/(Decrease) due to				Twelve Months Ended December 31, 2010 Compared to 2009 Dollar Increase/(Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest Earned On:
Loans (FTE)	$(1,089)	$(3,080)	$5	$(4,164)	$4,158	$(2,000)	$(37)	$2,121
Securities available-for-sale (FTE)	(2,517)	(3,449)	428	(5,538)	(2,291)	(4,352)	318	(6,325)
Securities held-to-maturity (FTE)	(195)	(8)	3	(200)	(126)	20	(4)	(110)
Interest-bearing deposits with other banks	82	8	1	91	53	(19)	(5)	29

Total interest-earning assets	(3,719)	(6,529)	437	(9,811)	1,794	(6,351)	272	(4,285)

Interest Paid On:
Demand deposits	97	(581)	(65)	(549)	102	350	85	537
Savings deposits	(71)	(1,811)	17	(1,865)	670	(401)	(106)	163
Time deposits	(1,639)	(3,345)	299	(4,685)	(2,958)	(6,475)	824	(8,609)
Federal funds purchased	—	—	—	—	—	—	—	—
Retail repurchase agreements	(142)	(361)	55	(448)	(57)	(336)	10	(383)
Wholesale repurchase agreements	—	15	0	15	—	(50)	(0)	(50)
FHLB borrowings and other long-term debt	(914)	992	(124)	(46)	(379)	(246)	10	(615)

Total interest-bearing liabilities	(2,669)	(5,091)	182	(7,578)	(2,622)	(7,158)	823	(8,957)

Change in net interest income, tax-equivalent	$(1,050)	$(1,438)	$255	$(2,233)	$4,416	$807	$(551)	$4,672

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses for 2011 was $9.05 million, a decrease of $5.71 million compared to 2010. The decrease in the loan loss provision is primarily attributed to decreasing net charge-offs during 2011; however, qualitative risk factors for the loan portfolio remained high, reflective of the elevated risk of inherent loan losses due to continued high unemployment, recessionary pressures, and devaluations of various categories of collateral. Net charge-offs for 2011 and 2010 were $9.32 million and $12.55 million, respectively. Net charge-offs, as a percentage of average loans, decreased to 0.67% for 2011 from 0.90% for 2010. See “Financial Position – Allowance for Loan Losses” for additional information.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income for 2011, exclusive of the impact of OTTI charges and gains on the sale of securities, was $32.56 million compared to $32.42 million in 2010, an increase of $135 thousand, or 0.42%. See “Financial Position – Available-for-Sale Securities” for information relating to the Company’s securities.

Wealth management income, which includes fees for trust services and commission and fee income generated for investment advisory services, decreased $318 thousand in 2011 to $3.51 million compared to 2010, as a result of a decrease in advisory service revenue. Service charges on deposit accounts increased $110 thousand in 2011 to $13.24 million compared to 2010, as a result of an increase in non-sufficient funds fee income. Other service charges, commissions and fees reflected an increase of $648 thousand in 2011 compared to 2010, primarily due to a continued increase in debit card interchange income as the Company’s customers increasingly chose card-based payment delivery systems.

Insurance commissions earned in 2011 were $6.20 million compared to $6.73 million in 2010, a decrease of $530 thousand, as a result of the sale of two agency offices and continued soft conditions impacting policy and premium levels. Revenue for the insurance subsidiary is derived primarily from commissions earned on the sale of property and casualty policies.

Other operating income for 2011 was $3.89 million, an increase of $225 thousand from 2010. The largest components of the increase in other operating income for 2011 were increased revenue from secondary market mortgage operations of $132 thousand, increased bank-owned life insurance income of $102 thousand, increased rental income of $92 thousand, and net gains recognized on the sale of insurance agency offices and accounts of $67 thousand.

During 2011, the Company recognized net securities gains of $5.26 million, a decrease of $3.01 million from net securities gains of $8.27 million recognized in 2010.

Noninterest Expense

Total noninterest expense was $68.92 million for 2011, a decrease of $1.03 million from 2010. Salaries and benefits decreased $402 thousand in 2011 compared to 2010. At December 31, 2011, the Company had total full-time equivalent employees of 633 compared to 683 at December 31, 2010. Full-time equivalent employees are calculated using the number of hours worked. Greenpoint accounted for 48 full-time equivalent employees at year-end 2011 compared to 59 at year-end 2010. Total full-time equivalent employees at the Bank and its investment advisory firm totaled 585 at December 31, 2011, a decrease of 39 full-time equivalent employees since December 31, 2010. Health insurance costs increased $517 thousand, or 17.38%, and 401(k) employer matching costs increased $217 thousand, or 19.34%. The Company also deferred $269 thousand less in direct loan origination costs than in 2010 primarily due to lower origination volumes.

Occupancy, furniture, and equipment expenses decreased $381 thousand in 2011 to $9.77 million, as compared to $10.15 million in 2010, due to branch closings and insurance agency sales.

FDIC premiums and assessments totaled $1.98 million in 2011, a decrease of $872 thousand compared to 2010. The decrease is attributed to modifications in the FDIC’s assessment methodology in April 2011 that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity.

Other operating expenses decreased $32 thousand in 2011 to $20.31 million, as compared to 2010. Contributing to the reduction in other operating expenses were decreases in professional accounting fees, service fees, and regulatory assessments of $553 thousand, $373 thousand, and $211 thousand, respectively. These decreases were partially offset by increases in interchange expenses, consulting fees, communications expenses, and legal fees of $267 thousand, $151 thousand, $148 thousand, and $107 thousand, respectively. Also included in other operating expenses was a $362 thousand increase in losses and other expenses related to foreclosed properties, which was $3.44 million in 2011 compared to $3.08 million in 2010. As of December 31, 2011, the Company recognized a goodwill impairment of $1.24 million in the insurance reporting unit. Despite strong operating performance and positive market experience in sales of the Company’s non-core agencies, market multiples and other valuation indicators remain depressed resulting in a lower valuation of the insurance segment.

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

In general, the efficiency ratio used by the Company is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation exclude nonrecurring expenses. Income for the ratio is increased for the favorable effect of tax-exempt income (see Average Balance Sheets and Net Interest Income Analysis), and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses, nonrecurring gains and losses, and OTTI charges. The measure is different from the GAAP-based efficiency ratio, which also is presented in this report, which is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. Both types of efficiency ratio calculations are set forth and are reconciled in the table below.

The (non-GAAP) efficiency ratios for continuing operations for 2011, 2010, and 2009 were 59.23%, 60.03%, and 60.09%, respectively. The following table details the components used in the calculation of the efficiency ratios:

	2011	2010	2009
(Amounts in thousands)
GAAP-based efficiency ratio
Noninterest expense	$68,915	$69,943	$66,624
Net interest income plus noninterest income	$107,563	$114,365	$15,575

GAAP-based efficiency ratio	64.07%	61.16%	427.76%

Non-GAAP efficiency ratio
Noninterest expenses — GAAP-based	$68,915	$69,943	$66,624
Less non-GAAP adjustments:
Foreclosed property expense	(3,441)	(3,079)	(763)
Prepayment penalties on FHLB advances	(471)	—	(88)
Merger related expenses	—	—	(1,726)
FDIC special assessments	—	—	(988)
Goodwill impairment	(1,239)	(1,039)	—
Other non-core, non-recurring expense items	(77)	(4)	(225)

Adjusted non-interest expenses	$63,687	$65,821	$62,834

Net interest income plus noninterest income — GAAP-based	$107,563	$114,365	$15,575
Plus non-GAAP adjustment:
Tax equivalency adjustment	2,959	3,364	3,297
Less non-GAAP adjustments:
Net (gains) losses on sale of securities	(5,264)	(8,273)	11,673
Net impairment losses recognized in earnings	2,285	185	78,863
Net gains on acquisitions	—	—	(4,493)
Other non-core, non-recurring income items	(18)	—	(340)

Adjusted net interest income plus noninterest income	$107,525	$109,641	$104,575

Non-GAAP efficiency ratio	59.23%	60.03%	60.09%

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, and the increases in the cash surrender values of life insurance policies.

Consolidated income taxes for 2011 were $9.57 million compared to income taxes of $7.82 million in 2010. For the years ended December 31, 2011 and 2010, the effective tax expense rates were 32.34% and 26.35%, respectively. The increase in the effective rate can be attributed to a reduction in the impact of both tax exempt income and state income taxes combined with a reduction in 2010 income tax expense necessary to reconcile the Company’s reported tax expense with the actual expense as presented in the Company’s 2009 tax return filed with the Internal Revenue Service and state taxation authorities.

2010 Compared To 2009

Net income available to common shareholders for 2010 was $21.85 million, an increase of $62.70 million from a net loss available to common shareholders of $40.86 million in 2009. Basic and diluted earnings per common share for 2010 were $1.23 compared to basic and diluted losses per common share of $2.75 in 2009. The 2009 net loss to common shareholders was impacted by pre-tax impairment charges and losses on the sale of securities amounting to $90.54 million. The Company’s return on average assets was 0.97% in 2010 compared to a negative 1.83% in 2009. Return on equity was 8.11% in 2010 compared to a negative 16.73% in 2009.

Net Interest Income

The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits and borrowings represent the major portion of interest-bearing liabilities. Net interest income was $73.86 million for 2010 compared to $69.25 million for 2009, an increase of $4.61 million, or 6.65%. Tax equivalent net interest income totaled $77.22 million for 2010, an increase of $4.67 million, or 6.44%, from $72.55 million reported for 2009. The increase in tax equivalent net interest income was primarily due to decreases in time deposits and borrowing costs as a result of repricing opportunities throughout a sustained low rate environment.

For purposes of the following discussion, comparison of net interest income is performed on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those assets which are fully taxable (see the table titled Average Balance Sheets and Net Interest Income Analysis).

Average earning assets increased $40.59 million while average interest-bearing liabilities increased $15.91 million during 2010, as compared to the prior year. The changes include the full year impact of the July 2009 TriStone acquisition. The yield on average earning assets decreased 33 basis points to 5.40% for 2010 from 5.73% for 2009. Short-term market interest rates remained low throughout 2010, as the Federal Reserve Board held the “range” of zero to 25 basis points as its target for federal funds. The prevailing low interest rate environment was the largest driver in the overall decrease in the Company’s yield on average earning assets.

Total cost of average interest-bearing liabilities decreased 53 basis points to 1.67% during 2010. The Company’s time deposit portfolio experienced downward repricing during 2010, as many of the higher-rate certificates were renewed at lower rates, or not renewed. The net result was an increase of 20 basis points in the net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities, for 2010 compared to 2009. The net interest rate spread for 2010 was 3.73% compared to 3.53% for 2009. The Company’s net interest margin, or net interest income to average earning assets, of 3.90% for 2010 represents an increase of 16 basis points from 3.74% in 2009.

Loan interest income increased $2.12 million during 2010, as compared to 2009 as average volume increased, while the yield on loans decreased 15 basis points during the same period. During 2010, the yield on available-for-sale securities decreased 81 basis points to 4.33% while the average balance decreased $44.58 million, as compared to 2009.

Average interest-bearing balances that the Company maintains with third party banks increased $19.75 million during 2010 to $81.99 million, while the yield decreased 3 basis points to 0.24% during the same period. Interest-bearing balances with third party banks are comprised largely of excess liquidity bearing overnight market rates.

The average balances of interest-bearing deposits increased $30.37 million, or 2.16%, while the average rate paid during 2010 decreased 59 basis points when compared to the prior year. The average rate paid on interest-bearing demand deposits increased 17 basis points, while the average rate paid on savings, which includes money market and savings accounts, decreased 12 basis points in 2010 compared to 2009. In 2010, average time deposits decreased $103.07 million while the average rate paid decreased 75 basis points to 2.12%, as compared to 2009. The decrease can be attributed to customers moving to more liquid investment accounts and the non-renewal of certificates at lower interest rates. The level of average noninterest-bearing demand deposits increased $6.48 million to $206.40 million in 2010 compared to the prior year.

The average balance of retail repurchase agreements, which consist of collateralized retail deposits and commercial treasury accounts, decreased $4.24 million in 2010 and the average rate paid on those funds decreased 36 basis points to 1.02% during the same period. There were no federal funds purchased on average during 2010. The average balance of wholesale repurchase agreements remained unchanged at $50.00 million between 2010 and 2009, while the rate decreased 10 basis points due to structure within those borrowings. The average balance of Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased $10.22 million, or 4.99%, while the rate paid on those borrowings decreased 12 basis points in 2010 compared to 2009. Other borrowings include the Company’s trust preferred issuance of $15.46 million, which is indexed to 3-month LIBOR.

Provision for Loan Losses

The provision for loan losses for 2010 was $14.76 million, a decrease of $1.04 million compared to 2009. The elevated loan loss provision is primarily attributable to high loss factors as net charge-offs increased during 2010. Qualitative risk factors remained high, reflective of the higher risk of inherent loan losses due to rising unemployment, recessionary pressures, and devaluations of various categories of collateral. Net charge-offs for 2010 and 2009 were $12.55 million and $9.31 million, respectively. Net charge-offs, as a percentage of average loans, increased to 0.90% for 2010 from 0.70% in 2009. See “Financial Position – Allowance for Loan Losses” for additional information.

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income for 2010, exclusive of the impact of OTTI charges, gains on the sale of securities, and acquisition gains, was $32.42 million compared to $32.37 million in 2009. See “Financial Position – Available-for-Sale Securities” for information relating to the Company’s securities.

Wealth management income, which includes fees for trust services and commission and fee income generated by advisory services, decreased $319 thousand in 2010 to $3.83 million compared to 2009, a result of a decrease in trust service revenues. Service charges on deposit accounts decreased $764 thousand in 2010 to $13.13 million compared to 2009, as a result of lower overall consumer spending leading to lower levels of certain activity charges. Other service charges, commissions and fees reflected an increase of $359 thousand in 2010 compared to 2009, mainly due to increased debit card interchange income, as the Company’s customers increasingly chose card-based payment delivery systems.

Insurance commissions earned in 2010 were $6.73 million compared to $6.99 million in 2009. Income for the insurance subsidiary is derived primarily from commissions earned on the sale of policies.

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

Noninterest Expense

Total noninterest expense was $69.94 million for 2010, an increase of $3.32 million over 2009. Salaries and benefits increased $3.14 million in 2010 compared to 2009. At December 31, 2010, the Company had total full-time equivalent employees of 683 compared to 646 at December 31, 2009. Full-time equivalent employees are calculated using the number of hours worked. Greenpoint accounted for 59 full-time equivalent employees at year-end 2010 compared to 57 at year-end 2009. Total full-time equivalent employees at the Bank and its investment advisory firm totaled 624 at December 31, 2011. an increase of 37 full-time equivalent employees since December 31, 2009. Health insurance costs increased $1.39 million, or 87.70%, and 401(k) employer matching costs decreased $250 thousand, or 18.24%. The Company also deferred $296 thousand less in direct loan origination costs than in 2009 primarily due to lower origination volumes.

Occupancy expenses increased $549 thousand in 2010 to $6.44 million, compared to 2009, due to the full year effect of the acquisition of TriStone and bank building repairs.

FDIC premiums and assessments totaled $2.86 million, a decrease of $1.41 million from 2009. Included in the 2009 amount is a special assessment levied on all banks that approximated $988 thousand for the Company.

Other operating expenses increased $1.84 million in 2010 to $20.34 million, as compared to 2009. The primary cause for the increase in other operating expenses was a $2.32 million increase in losses on the sale of foreclosed properties, which was $3.08 million in 2010 compared to $763 thousand in 2009. Also contributing to the change in other operating expenses were increases in legal, travel, and interchange expenses of $270 thousand, $190 thousand, and $272 thousand, respectively, offset by decreases in consulting fees of $1.69 million. As of December 31, 2010, the Company recognized a goodwill impairment of $1.04 million in the insurance reporting unit.

Income Tax Expense

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on municipal securities which are exempt from federal income tax, certain dividend payments which are deductible by the Company, and the increases in the cash surrender values of life insurance policies.

Consolidated income taxes for 2010 were $7.82 million compared to an income tax benefit of $28.15 million in 2009. For the year ended 2010, the effective tax expense rate was 26.35%. The effective tax rate for 2009 was not meaningful due to the pre-tax loss.

Financial Position

Available-for-Sale Securities

Available-for-sale securities were $482.43 million at December 31, 2011, compared to $480.06 million at December 31, 2010, an increase of $2.37 million. The market value of securities available-for-sale as a percentage of amortized cost was 98.13% and 96.40% at December 31, 2011 and 2010, respectively. At December 31, 2011, the average life and duration of the portfolio were 7.35 years and 6.02, respectively. Average life and duration at December 31, 2010, were 6.82 years and 5.77, respectively.

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

During the years ended December 31, 2011 and 2010, the Company recognized credit-related OTTI charges in earnings of $2.29 million and $134 thousand, respectively, related to beneficial interest debt securities. These charges were related to a non-Agency Alt-A residential mortgage-backed security in 2011 and two pooled trust preferred security holdings in 2010. The Company recognized no impairment charges on equity securities during 2011. The Company recognized impairment charges of $51 thousand on certain equity holdings during 2010. At December 31, 2011, the Company’s investment in single issue trust preferred securities is comprised of investments in 5 of the nation’s 25 largest bank holding companies.

The following table details amortized cost and fair value of available-for-sale securities at December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
(Amounts in thousands)
U.S. Government agency securities	$—	$—	$10,000	$9,832	$25,421	$25,276
States and political subdivisions	131,498	137,815	178,149	176,138	133,185	135,601
Trust preferred securities:
Single issue	55,649	40,244	55,594	41,244	55,624	41,110
Pooled	—	—	23	264	1,648	1,648

Total trust preferred securities	55,649	40,244	55,617	41,508	57,272	42,758
Corporate FDIC insured securities	13,685	13,718	25,282	25,660	—	—
Mortgage-backed securities:
Agency	274,384	280,102	209,281	215,013	260,220	264,218
Non-Agency prime residential	—	—	—	—	5,743	5,170
Non-Agency Alt-A residential	15,980	10,030	19,181	11,277	20,968	11,301

Total mortgage-backed securities	290,364	290,132	228,462	226,290	286,931	280,689
Equity securities	419	521	495	636	1,717	1,733

Total	$491,615	$482,430	$498,005	$480,064	$504,526	$486,057

Held-to-Maturity Securities

Investment securities classified as held-to-maturity are comprised primarily of high grade municipal bonds. The portfolio totaled $3.49 million at December 31, 2011, compared to $4.64 million at December 31, 2010. This decrease is reflective of continuing maturities and calls within the portfolio. The market value of held-to-maturity investment securities was 101.20% and 101.44% of book value at December 31, 2011 and 2010, respectively.

The following table details amortized cost and fair value of held-to-maturity securities at December 31, 2011, 2010, and 2009:

	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
(Amounts in thousands)
States and political subdivisions	$3,490	$3,532	$4,637	$4,704	$7,454	$7,579

Total	$3,490	$3,532	$4,637	$4,704	$7,454	$7,579

Loans Held for Sale

At December 31, 2011 and 2010, the Company reported $5.82 million and $4.69 million, respectively, of loans held for sale, which represent mortgage loans sold to investors on a best efforts basis. Accordingly, the Company does not retain the interest rate risk involved in the commitment. The gross notional amount of outstanding commitments to originate mortgage loans for customers at December 31, 2011, was $9.15 million on 53 loans. The Company sells these mortgages on a best effort basis and generates noninterest income through origination fees, servicing release premiums, and yield spread gains.

Loans Held for Investment

Total loans held for investment increased $9.86 million to $1.40 billion at December 31, 2011. The average loan to deposit ratio increased to 86.72% at 2011 compared to 85.35% at 2010. Average loans held for investment for 2011 of $1.38 billion decreased $17.96 million when compared to average loans held for investment for 2010 of $1.40 billion.

The held for investment loan portfolio continues to be well diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition for the five years ended December 31, 2011:

(Amounts in thousands)	2011	2010	2009	2008	2007
Commercial loans
Construction — commercial	$35,482	$42,694	$47,469	$58,264	$72,805
Land development	2,902	16,650	22,832	20,671	30,017
Other land loans	23,384	24,468	32,566	28,590	27,497
Commercial and industrial	91,939	94,123	95,115	83,632	93,850
Multi-family residential	77,050	67,824	65,603	46,754	37,691
Single family non-owner occupied	106,743	104,960	109,532	85,244	91,686
Non-farm, non-residential	336,005	351,904	343,975	315,547	313,845
Agricultural	1,374	1,342	1,251	1,402	2,410
Farmland	37,161	36,954	41,034	45,337	34,575

Total commercial loans	712,040	740,919	759,377	685,441	704,376
Consumer real estate loans
Home equity lines	111,387	111,620	111,597	90,556	67,628
Single family owner occupied	473,067	444,197	436,238	426,773	339,032
Owner occupied construction	19,577	18,349	22,028	23,085	32,991

Total consumer real estate loans	604,031	574,166	569,863	540,414	439,651
Consumer and other loans
Consumer loans	67,129	63,475	60,090	66,258	75,451
Other	12,867	7,646	4,601	6,046	6,027

Total consumer and other loans	79,996	71,121	64,691	72,304	81,478

Total loans held for investment	1,396,067	1,386,206	1,393,931	1,298,159	1,225,505
Less unearned income	—	—	—	1	3

	1,396,067	1,386,206	1,393,931	1,298,158	1,225,502
Less allowance for loan losses	26,205	26,482	24,277	17,782	12,833

Net loans held for investment	$1,369,862	$1,359,724	$1,369,654	$1,280,376	$1,212,669

The Company maintained no foreign loans in the periods presented. The Company’s loans are made primarily in the four-state region in which it operates. The Company had no concentrations of loans to one borrower representing 10% or more of outstanding loans at December 31, 2011. The Company had 11.98% of outstanding loans concentrated to lessors of residential buildings and dwellings for the year ended December 31, 2011.

At December 31, 2011, commercial loans comprised 51.00% of the total loan portfolio. Commercial loans include loans to small to mid-size industrial, commercial, and service companies that include, but are not limited to, mining related companies, natural gas producers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent a variety of sectors of the commercial real estate market, including single family and apartment lessors, commercial real estate lessors, residential land developers, and hotel/motel operators. Underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined size limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

At December 31, 2011, consumer oriented real estate loans comprised 43.27% of the total loan portfolio. Residential real estate loans include loans to individuals within the Company’s market footprint for the acquisition or construction of owner occupied homes, as well as, home equity loans and lines of credit. Underwriting standards require that borrowers meet certain credit, income and collateral underwriting standards at origination.

The following table details the maturities and rate sensitivity of the Company’s loan portfolio at December 31, 2011:

	Remaining Maturities
		Over One
	One Year	to	Over Five
(Amounts in thousands)	and Less	Five Years	Years	Total
Commercial loans
Construction — commercial	$7,359	$23,359	$4,764	$35,482
Land development	1,055	1,847	—	2,902
Other land loans	14,614	8,636	134	23,384
Commercial and industrial	15,125	63,564	13,250	91,939
Multi-family residential	16,797	50,188	10,065	77,050
Single family non-owner occupied	13,452	76,890	16,401	106,743
Non-farm, non-residential	63,187	233,029	39,789	336,005
Agricultural	410	964	—	1,374
Farmland	11,225	16,763	9,173	37,161

Total commercial loans	143,224	475,240	93,576	712,040
Consumer real estate loans
Home equity lines	7,844	28,521	75,022	111,387
Single family owner occupied	13,243	56,442	403,382	473,067
Owner occupied construction	7,647	5,458	6,472	19,577

Total consumer real estate loans	28,734	90,421	484,876	604,031
Consumer and other loans
Consumer loans	19,990	44,209	2,930	67,129
Other	12,773	94	—	12,867

Total consumer and other loans	32,763	44,303	2,930	79,996

Total loans	$204,721	$609,964	$581,382	$1,396,067

Rate Sensitivity:
Predetermined rate	$108,830	$433,869	$245,745	$788,444
Floating or adjustable rate	95,891	176,095	335,637	607,623

	$204,721	$609,964	$581,382	$1,396,067

The balance of construction loans with maturities of over five years includes construction to permanent loans which have not converted to principal and interest payments.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to earnings in the form of provisions and recoveries of prior loan charge-offs and decreased by loan charge-offs. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. Additional information regarding the determination of the allowance for loan losses can be found in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 herein.

The Company’s allowance for loan losses was $26.21 million at December 31, 2011, compared to $26.48 million at December 31, 2010, a decrease of $277 thousand. The decrease in the allowance for loan losses was influenced by net charge-off activity during the year, which totaled $9.32 million as of December 31, 2011, as compared to $12.55 million as of December 31, 2010.

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk and general allocations to commercial loans, consumer residential real estate, and consumer loans by giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends, and other relevant factors. The general allocations are determined through a methodology that utilizes a rolling five year average loss history that is adjusted for current qualitative or environmental factors that management deems likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. Management considers the allowance adequate based upon its analysis of the portfolio as of December 31, 2011; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

The following table details charge-offs and recoveries by loan type for the five years ended December 31, 2011:

	2011	2010	2009	2008	2007
(Amounts in thousands)
Allowance for loan losses at beginning of period	$26,482	$24,277	$17,782	$12,833	$14,549
Acquisition balances	—	—	—	1,169	—
Charge-offs:
Commercial loans
Construction — commercial	574	1,342	173	605	75
Land development	724	736	925	1,430	—
Other land loans	610	633	443	44	—
Commercial and industrial	417	2,900	3,263	939	741
Multi-family residential	2,551	697	—	51	53
Single family non-owner occupied	1,812	1,665	550	320	80
Non-farm, non-residential	1,074	1,666	1,076	555	983
Agricultural	—	6	7	60	—
Farmland	219	—	50	—	97
Consumer real estate loans
Home equity lines	691	1,089	395	333	116
Single family owner occupied	1,615	1,594	1,349	972	766
Owner occupied construction	195	4	101	126	—
Consumer and other loans
Consumer loans	448	514	1,043	952	843
Other	530	756	980	984	541

Total charge-offs	11,460	13,602	10,355	7,371	4,295

Recoveries:
Commercial loans
Construction — commercial	73	17	21	5	3
Land development	507	9	—	—	—
Other land loans	237	11	—	—	—
Commercial and industrial	271	83	459	572	442
Multi-family residential	68	12	—	—	9
Single family non-owner occupied	121	39	48	8	21
Non-farm, non-residential	148	144	106	763	238
Agricultural	1	32	4	1	—
Farmland	—	31	—	—	31
Consumer real estate loans
Home equity lines	155	12	1	—	40
Single family owner occupied	63	52	62	113	506
Owner occupied construction	34	6	2	—	—
Consumer and other
Consumer loans	139	163	346	243	356
Other	319	439	—	220	216

Total recoveries	2,136	1,050	1,049	1,925	1,862

Net charge-offs	9,324	12,552	9,306	5,446	2,433
Provision charged to operations	9,047	14,757	15,801	9,226	717

Allowance for loan losses at end of period	$26,205	$26,482	$24,277	$17,782	$12,833

Ratio of net charge-offs to average loans outstanding	0.67%	0.90%	0.70%	0.45%	0.19%
Ratio of allowance for loan losses to total loans outstanding	1.88%	1.91%	1.74%	1.37%	1.05%

The following tables detail the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2011. During 2011, the Company segmented the single family residential loan class into owner occupied and non-owner occupied loan classes. During 2008, the Company increased the number of individual loan categories analyzed in the allowance for loan loss calculation which resulted in a difference in the loan segmentation for 2007.

	2011		2010		2009		2008
	Amount(1)	Percent(2)	Amount(1)	Percent(2)	Amount(1)	Percent(2)	Amount(1)	Percent(2)
(Amounts in thousands)
Commercial loans
Construction — commercial	$865	3%	$1,472	3%	$1,191	3%	$867	5%
Land development	481	0%	1,772	1%	2,175	2%	1,296	2%
Other land loans	546	2%	747	2%	648	2%	71	2%
Commercial and industrial	3,716	7%	4,511	7%	5,096	7%	2,519	6%
Multi-family residential	1,889	6%	1,081	5%	449	5%	117	4%
Single family non-owner occupied	2,960	8%	3,212	8%	2,263	8%	1,959	6%
Non-farm, non-residential	6,933	24%	2,846	25%	3,931	25%	3,154	24%
Agricultural	19	0%	19	0%	42	0%	31	0%
Farmland	343	3%	70	3%	75	3%	49	4%
Consumer real estate loans
Home equity lines	1,365	8%	2,138	8%	1,198	8%	749	7%
Single family owner occupied	6,134	34%	6,657	32%	4,690	31%	4,060	33%
Owner occupied construction	212	1%	193	1%	186	2%	431	2%
Consumer and other loans
Consumer loans	742	5%	1,764	5%	1,990	4%	2,029	5%
Other	—	1%	—	1%	—	0%	—	0%
Unallocated	—		—		343		450

Total	$26,205	101%	$26,482	100%	$24,277	100%	$17,782	100%

	2007
	Amount(1)	Percent(2)
(Amounts in thousands)
Commercial, financial and agricultural	$7,118	39%
Real estate — construction	409	13%
Real estate — mortgage	3,613	41%
Installment loans to individuals	1,693	7%

Total	$12,833	100%

(1)	Represents the amount of the allowance for loan losses allocated per loan class.
(2)	Represents the percent of loans in each loan class to total loans.

Risk Elements

Non-performing assets include loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, unseasoned loan restructurings, and other real estate owned (“OREO”). The following table presents the levels of non-performing assets and additional detail for non-performing and restructured loans for the five years ending December 31, 2011:

	2011	2010	2009	2008	2007
(Amounts in thousands)
Non-accrual loans	$24,487	$19,414	$17,527	$12,763	$2,923
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Restructured loans (1)	600	5,325	1,390	—	—

Total non-performing loans	25,087	24,739	18,917	12,763	2,923

OREO	5,914	4,910	4,578	1,326	545

Total non-performing assets	$31,001	$29,649	$23,495	$14,089	$3,468

Restructured loans performing in accordance with modified terms (2)	$827	$3,911	$2,062	$113	$245
Total restructured loans (3)	9,454	12,191	3,565	328	245

Gross interest income that would have been recorded under original terms of non-accrual and restructured loans	1,154	1,341	698	458	301
Actual interest income during the period on non-accrual and restructured loans	640	757	395	89	179

Non-performing loans to total loans	1.80%	1.78%	1.36%	0.98%	0.24%
Non-performing assets to total loans and OREO	2.21%	2.13%	1.68%	1.08%	0.28%
Allowance for loan losses to non-performing loans	104.5%	107.0%	128.3%	139.3%	439.0%
Allowance for loan losses to non-performing assets	84.5%	89.3%	103.3%	126.2%	370.0%

(1)	Unseasoned restructured loans include loans modified within the last six months, excluding those on non-accrual status.
(2)	Performing restructured loans include loans modified in the last six to twelve months, excluding those on non-accrual status.
(3)	Total restrucutred loans include all modified loans, excluding those on non-accrual status.

Total non-performing assets totaled $31.00 million at December 31, 2011, compared to $29.65 million at December 31, 2010, an increase of $1.35 million. Non-performing assets increased during 2011 as the broad economy and borrowers continued to suffer through slow growth economic conditions. At December 31, 2011, there were no significant potential problem loans beyond those addressed in the preceding table.

Non-accrual loans increased $5.07 million to $24.49 million at December 31, 2011, compared to $19.41 million at December 31, 2010. The majority of the increase in non-accrual loans can be attributed to a $4.32 million increase in the single family owner occupied loan class and a $3.39 million increase in the non-farm, non-residential loan class. These increases were offset by a $2.12 million decrease in the multi-family residential loan class and a $787 thousand decrease in the single family non-owner occupied loan class. Non-accrual loans at December 31, 2011, were primarily comprised of: 33.71% single family owner occupied loan class; 32.93% non-farm, non-residential loan class; and 17.61% commercial and industrial loan class. Approximately $2.94 million, or 12.02%, of non-accrual loans can be attributed to the TriStone loan portfolio that was acquired during the third quarter of 2009. Certain loans included in the non-accrual category have been written down to the estimated realizable value or have been assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss upon ultimate resolution.

Loan restructurings at December 31, 2011, totaled $9.45 million, net of $3.27 million on non-accrual status, and the allowance for loan losses related to restructured loans totaled $1.14 million. When restructuring loans for troubled borrowers, the Company generally makes concessions in interest rates and amortization terms. After six months of satisfactory payment performance restructured loans are generally removed from non-performing loans, but remain identified as impaired until full payment or other satisfaction of the obligation. As of December 31, 2011, there were no outstanding commitments to lend additional funds to borrowers under restructured loans.

Ongoing activity within the classification and categories of non-performing loans includes collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the non-performing classification as a result of changing economic conditions, borrower financial capacity, and resolution efforts on the part of the Company. There were no loans 90 days past due and still accruing at December 31, 2011 or 2010. OREO was $5.91 million at December 31, 2011, an increase of $1.00 million from December 31, 2010, and is carried at the lesser of estimated net realizable value or cost. OREO increased from December 31, 2010, as a result of loan resolution and foreclosure activity. OREO at December 31, 2011, was primarily comprised of: $2.35 million in the non-farm, non-residential loan class, $1.50 million in the single family non-owner occupied loan class, and $1.10 million in the single family owner occupied loan class. OREO located in Winston-Salem and Mooresville, North Carolina; Richmond, Virginia; and Tennessee accounted for 50.48%, 20.27%, and 9.29%, respectively, of total OREO at December 31, 2011. The present foreclosure process in North Carolina prohibits more timely resolution of real estate secured loans within that state. At December 31, 2011, OREO consisted of 63 properties with an average holding period of 5 months. During the year ended December 31, 2011, net losses on the sale of OREO totaled $2.38 million.

Total delinquent loans as of December 31, 2011, measured 2.62% of total loans, of which 0.87% were comprised of loans 30-89 days delinquent and 1.75% were comprised of loans in non-accrual status. Total delinquent loans have increased approximately $233 thousand, or 0.64%, since December 31, 2010. Non-performing loans, comprised of non-accrual loans and unseasoned loan restructurings, measured 1.80% and 1.78% of total loans as of December 31, 2011 and 2010, respectively.

The Company has considered all loans determined to be impaired in the evaluation of the adequacy of the allowance for loan losses at December 31, 2011. The Company’s provision for loan losses and the allowance for loan losses remained elevated during 2011 due to the weakness in the real estate market and the weak economic conditions experienced during the year. As a result of the elevated levels of charge-offs and in light of the broader economy, the Company deemed it appropriate to maintain an elevated level of qualitative factors that adjust upward the historical loss rates in its allowance model.

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

Internal collateral valuations are generally performed within two to four weeks of the original identification of potential impairment and receipt of the third party valuation. The internal valuation is performed by comparing the original appraisal to current local real estate market conditions and experience and considers expected liquidation costs. The result of the internal valuation is compared to the outstanding loan balance, and, if warranted, a specific impairment reserve will be established at the completion of the internal evaluation.

A third party evaluation is typically received within thirty to forty-five days of the completion of the internal evaluation. Once received, the third party evaluation is reviewed for reasonableness. Once the evaluation is reviewed and accepted, discounts to fair market value are applied based upon such factors as the bank’s historical liquidation experience of like collateral, and an estimated net realizable value is established. That estimated net realizable value is then compared to the outstanding loan balance to determine the amount of specific impairment reserve. The specific impairment reserve, if necessary, is adjusted to reflect the results of the updated evaluation. A specific impairment reserve is generally maintained on impaired loans during the period while awaiting receipt of the third party evaluation, as well as on impaired loans that continue to make some form of payment where liquidation is not imminent. Impaired loans not meeting the aforementioned criteria and that do not have a specific impairment reserve typically have been previously written down through a partial charge off to their net realizable value.

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

Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan less the specific reserve is any downward adjustment to the appraised value that the Company’s Special Assets staff determines appropriate. These differences generally consist of costs to sell the property, as well as a deflator for the devaluation of property when banks are the sellers, and management deems these fair value adjustments.

Based on prior experience, the Bank does not generally return loans to performing status after the loans have been partially charged off. Credits identified as impaired move quickly through the process towards ultimate resolution of the problem credit except in cases involving bankruptcy and various state judicial processes which may extend the time for ultimate resolution.

Deposits

Total deposits were $1.54 billion at December 31, 2011, a decrease of $77.49 million from $1.62 billion at December 31, 2010. The decrease was primarily due runoff in the time portfolio. Noninterest-bearing demand deposits increased $35.12 million and interest-bearing demand deposits increased $12.74 million during 2011. Savings deposits, which consist of money market accounts and savings accounts, decreased $31.84 million and time deposits decreased $93.50 million during 2011.

Average total deposits decreased $46.60 million to $1.59 billion during 2011, as compared to $1.64 billion during 2010. Average interest-bearing demand deposits increased $24.79 million during 2011 to $277.26 million. Average noninterest-bearing demand deposits increased $16.84 million to $223.23 million while savings deposits decreased $10.94 million to $410.24 million during 2011. Average time deposits decreased $77.29 million in 2011. The average rate paid on interest-bearing deposits during 2011 was 0.93%, down 46 basis points from 1.39% in 2010. Throughout 2011, the Company decreased higher-rate certificates of deposit in an effort to manage net revenues and net interest margin.

Borrowings

The Company’s borrowings consist primarily of securities sold under agreements to repurchase and term FHLB borrowings. This category of liabilities represents wholesale sources of funding and liquidity for the Company.

Short-term borrowings decreased on average $13.89 million for 2011 compared to the prior year as a result of decreasing funding needs and strong deposit inflows. Average federal funds purchased totaled $77 thousand at December 31, 2011. There were no federal funds purchased at December 31, 2010. Repurchase agreements totaled $129.21 million and $140.89 million at December 31, 2011 and 2010, respectively. Retail repurchase agreements are sold to customers as an alternative to traditional deposit products and commercial treasury accounts. At December 31, 2011 and 2010, wholesale repurchase agreements totaled $50.00 million and the weighted average rate was 3.71%. The underlying securities included in retail repurchase agreements remain under the Company’s control during the term of the agreements.

Short-term borrowings include overnight federal funds and repurchase agreements. Balances and weighted average rates paid on short-term borrowings used in daily operations are summarized as follows:

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
(Amounts in thousands)
At year-end	$79,208	0.52%	$90,894	0.77%	$103,634	1.22%
Average during the year	83,641	0.65%	97,531	1.02%	101,775	1.35%
Maximum month-end balance	96,925		108,643		106,407

At December 31, 2011, FHLB borrowings included $150.00 million in convertible and callable advances. The weighted average interest rate of all FHLB advances was 4.12% and 2.39% at December 31, 2011 and 2010, respectively. The decrease is due to structure within those borrowings. In January 2011, an interest rate swap agreement expired that previously hedged $50.00 million of the advances at a fixed rate of 4.34%. At December 31, 2011, the FHLB advances had maturities between five and ten years.

Also included in other indebtedness is $15.46 million of junior subordinated debentures issued by the Company in October 2003 through FCBI Capital Trust, an unconsolidated trust subsidiary, with an interest rate of three-month LIBOR plus 2.95%. The debentures mature in October 2033 and are currently callable at the option of the Company.

Stockholders’ Equity

Total stockholders’ equity increased $35.85 million, or 13.28%, from $269.88 million at December 31, 2010, to $305.73 million at December 31, 2011. The increase in stockholders’ equity was primarily the result of net income of $20.03 million for the year ended December 31, 2011, and the completion of an $18.92 million capital raise through the private placement of the Company’s Series A Preferred Stock. Other changes in stockholders’ equity included aggregate dividend payments to common shareholders of $7.16 million, an increase in accumulated other comprehensive income of $4.86 million and a decrease in treasury stock of $1.02 million during the year ended December 31, 2011.

Risk-Based Capital

Risk-based capital guidelines promulgated by state and federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. The Company’s and the Bank’s capital ratios are presented in the following table for the dates indicated:

	December 31, 2011	December 31, 2010
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	18.15%	15.33%
First Community Bank	16.12%	14.18%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	16.89%	14.07%
First Community Bank	14.86%	12.92%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	11.50%	9.44%
First Community Bank	10.08%	8.66%

See “Note 14 – Regulatory Capital Requirements and Restrictions” in the Notes to Consolidated Financial Statements in Item 8 herein.

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

At December 31, 2011, total liquidity of $468.87 million was comprised of the following: unencumbered cash on hand and deposits with other financial institutions of $47.29 million; unpledged available-for-sale securities of $193.63 million; held-to-maturity securities due within one year of $1.05 million; FHLB credit availability of $132.39 million; and federal funds lines availability of $94.51 million.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally used to pay down borrowings. On a longer-term basis, the Company maintains a strategy of investing in securities, mortgage-backed obligations and loans with varying maturities. The Company uses these funds to meet ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments, and maintain a portfolio of securities.

The Company also maintains policies and procedures regarding liquidity contingency planning. The procedures call for liquidity monitoring through trending and ratio analysis, as well as forecasting budgeted and stressed scenarios. The procedures provide guidance for potential action to be taken when certain liquidity thresholds are met.

Since the Company is a holding company and does not conduct significant operations, its primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. See “Note 14 – Regulatory Capital Requirements and Restrictions” of the Notes to Consolidated Financial Statements in Item 8 herein regarding such dividends. At December 31, 2011, the Company had liquid assets, including cash and investment securities, totaling $25.35 million.

At December 31, 2011, approved loan commitments outstanding amounted to $194.27 million and time deposits scheduled to mature in one year or less totaled $355.84 million. Management believes that the Company has adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

The following table presents contractual cash obligations as of December 31, 2011:

	Total Payments Due by Period
	Total	Less than One year	One to Three Years	Three to Five Years	More than Five Years
(Amounts in thousands)
Deposits without a stated maturity (1)	$910,131	$910,131	$—	$—	$—
Overnight security repurchase agreements	66,993	66,993	—	—	—
Certificates of deposit (2)(3)	651,907	363,503	154,683	133,612	109
Term security repurchase agreements	73,656	8,034	10,214	28,696	26,712
FHLB advances (2)(3)	190,341	6,180	12,360	12,360	159,441
Trust preferred indebtedness	28,056	644	1,244	1,244	24,924
Leases	4,095	952	1,242	566	1,335
Other commitments	2,968	2,118	850	—	—

Total	$1,928,147	$1,358,555	$180,593	$176,478	$212,521

(1)	Excludes interest.
(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2011. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

The following table presents detailed information regarding the Company’s off-balance sheet arrangements at December 31, 2011:

	Amount of Commitment Expiration Per Period
(Amounts in thousands)	Total	Less than One Year(1)	One to Three Years	Three to Five Years	More than Five Years
Commitments to extend credit
Commercial loans
Construction — commercial	$15,610	$8,850	$2,242	$2,504	$2,014
Land development	1,735	—	1,735	—	—
Commercial and industrial	28,763	25,437	2,859	340	127
Multi-family residential	643	188	—	455	—
Single family non-owner occupied	1,317	355	810	103	49
Non-farm, non-residential	8,918	4,970	504	605	2,839
Agricultural	573	523	50	—	—
Farmland	1,670	1,391	202	77	—
Consumer real estate loans
Home equity lines	78,905	3,317	9,666	13,992	51,930
Single family owner occupied	943	202	55	133	553
Owner occupied construction	4,214	2,105	13	15	2,081
Consumer and other loans
Consumer loans	50,982	50,825	147	1	9

Total unused commitments	$194,273	$98,163	$18,283	$18,225	$59,602

Financial letters of credit	$324	$314	$—	$—	$10
Performance letters of credit	2,572	2,182	7	289	94

Total letters of credit	$2,896	$2,496	$7	$289	$104

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Wealth Management Services

As part of its community banking services, the Company offers trust management and estate administration services through its Trust and Financial Services Division (“Trust Division”). The Trust Division reported a total market value of assets under management of $444 million and $426 million at December 31, 2011 and 2010, respectively. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account.

The Company also offers investment advisory services through the Bank’s wholly-owned subsidiary, First Community Wealth Management, which reported assets under management of $429 million and $433 million at December 31, 2011 and 2010, respectively. Revenues consist primarily of commissions on assets under management and investment advisory fees.

Insurance Services

The Company offers insurance services through its subsidiary Greenpoint. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. Commission revenue was $6.20 million for 2011 compared to $6.73 million for 2010. The decrease in commission revenue reflects the sale of two agency offices and soft conditions impacting policy and premium levels. See “Note 19 – Segment Information” of the Notes to Consolidated Financial Statements in Item 8 herein.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity as of December 31, 2011 and 2010. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of December 31, 2011, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points less meaningful; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

Rate Sensitivity Analysis
	December 31, 2011
(Amounts in thousands) Increase (Decrease) in Interest Rates (Basis Points)	Change in Net Interest Income	Percent Change	Change in Economic Value of Equity	Percent Change

300	$8,881	13.0	$(7,278)	(2.4)
200	6,124	9.0	(1,557)	(0.5)
100	3,355	4.9	1,957	0.7
(100)	(826)	(1.2)	(19,977)	(6.7)

	December 31, 2010
(Amounts in thousands) Increase (Decrease) in Interest Rates (Basis Points)	Change in Net Interest Income	Percent Change	Change in Economic Value of Equity	Percent Change

300	$932	1.2	$(10,634)	(3.6)
200	121	0.2	(1,530)	(0.5)
100	329	0.4	4,734	1.6
(100)	(105)	(0.1)	(21,503)	(7.3)

The rate sensitivity simulation results show significantly improved performance in upward rate shock environments. The improvement is largely due to increases in adjustable rate investment securities and low-cost, stable non-maturity deposits which were partially offset by decreases in cash balances.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, interest rates have a greater impact on the Company's consolidated performance than do the effects of general levels of inflation. Interest rates do not necessarily fluctuate in the same direction or to the same extent as the price of goods and services.

ITEM 8.	Financial Statements and Supplementary Data.

Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands)	2011	2010
Assets
Cash and due from banks	$34,578	$28,816
Federal funds sold	1,909	81,526
Interest-bearing balances with banks	10,807	1,847

Total cash and cash equivalents	47,294	112,189
Securities available-for-sale	482,430	480,064
Securities held-to-maturity	3,490	4,637
Loans held for sale	5,820	4,694
Loans held for investment, net of unearned income	1,396,067	1,386,206
Less allowance for loan losses	26,205	26,482

Net loans held for investment	1,369,862	1,359,724
Premises and equipment, net	54,721	56,244
Other real estate owned	5,914	4,910
Interest receivable	6,193	7,675
Goodwill	83,056	84,914
Other intangible assets	4,326	5,725
Other assets	101,683	123,462

Total assets	$2,164,789	$2,244,238

Liabilities
Deposits:
Non-interest bearing	$240,268	$205,151
Interest bearing	1,303,199	1,415,804

Total deposits	1,543,467	1,620,955
Interest, taxes and other liabilities	20,452	21,318
Securities sold under agreements to repurchase	129,208	140,894
FHLB borrowings	150,000	175,000
Other indebtedness	15,933	16,193

Total liabilities	1,859,060	1,974,360

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2011 or December 31, 2010	—	—
Series A preferred stock, $0.01 par value; 25,000 shares authorized; 18,921 shares issued at December 31, 2011, and no shares issued at December 31, 2010	18,921	—
Common stock, $1 par value; 50,000,000 shares authorized; 18,082,822 shares issued at December 31, 2011 and December 31, 2010; and 17,849,376 and 17,866,335 shares outstanding at December 31, 2011 and December 31, 2010, respectively	18,083	18,083
Additional paid-in capital	188,118	189,239
Retained earnings	93,656	81,486
Treasury stock, at cost	(5,721)	(6,740)
Accumulated other comprehensive loss	(7,328)	(12,190)

Total stockholders’ equity	305,729	269,878

Total liabilities and stockholders’ equity	$2,164,789	$2,244,238

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Amounts in thousands, except share and per share data)	2011	2010	2009
Interest Income
Interest and fees on loans held for investment	$80,580	$84,741	$82,704
Interest on securities — taxable	8,117	12,704	19,093
Interest on securities — nontaxable	5,194	5,943	5,972
Interest on deposits in banks	285	194	165

Total interest income	94,176	103,582	107,934

Interest Expense
Interest on deposits	12,788	19,887	27,796
Interest on short-term borrowings	2,475	2,883	3,297
Interest on long-term debt	6,884	6,955	7,589

Total interest expense	22,147	29,725	38,682

Net interest income	72,029	73,857	69,252
Provision for loan losses	9,047	14,757	15,801

Net interest income after provision for loan losses	62,982	59,100	53,451

Noninterest Income
Wealth management income	3,510	3,828	4,147
Service charges on deposit accounts	13,238	13,128	13,892
Other service charges and fees	5,722	5,074	4,715
Insurance commissions	6,197	6,727	6,988
Total impairment losses on securities	(2,285)	(185)	(88,435)
Portion of loss recognized in other comprehensive income	—	—	9,572

Net impairment losses recognized in earnings	(2,285)	(185)	(78,863)
Net gains (losses) on sale of securities	5,264	8,273	(11,673)
Net gains on acquisitions	—	—	4,493
Other operating income	3,888	3,663	2,624

Total noninterest income	35,534	40,508	(53,677)

Noninterest Expense
Salaries and employee benefits	34,126	34,528	31,385
Occupancy expense of bank premises	6,280	6,438	5,889
Furniture and equipment expense	3,490	3,713	3,746
Amortization of intangible assets	1,020	1,032	1,028
FDIC premiums and assessments	1,984	2,856	4,262
FHLB debt prepayment fees	471	—	88
Merger related expenses	—	—	1,726
Goodwill impairment	1,239	1,039	—
Other operating expense	20,305	20,337	18,500

Total noninterest expense	68,915	69,943	66,624

Income (loss) before income taxes	29,601	29,665	(66,850)
Income tax expense (benefit)	9,573	7,818	(28,154)

Net income (loss)	20,028	21,847	(38,696)
Dividends on preferred stock	703	—	2,160

Net income (loss) available to common shareholders	$19,325	$21,847	$(40,856)

Basic earnings (loss) per common share	$1.08	$1.23	$(2.75)

Diluted earnings (loss) per common share	$1.07	$1.23	$(2.75)

Cash dividends per common share	$0.40	$0.40	$0.30

Weighted average basic shares outstanding	17,877,421	17,802,009	14,868,547

Weighted average diluted shares outstanding	18,691,081	17,822,944	14,868,547

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Amounts in thousands)	2011	2010	2009
Operating activities
Net income (loss)	$20,028	$21,847	$(38,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	9,047	14,757	15,801
Depreciation and amortization of premises and equipment	3,982	4,091	4,028
Intangible amortization	1,020	1,032	1,028
Goodwill impairment	1,239	1,039	—
Net investment amortization and accretion	1,611	1,112	1,234
Net loss (gain) on the sale of property, plant, and equipment	202	344	(63)
Net (gain) loss on the sale of securities	(5,264)	(8,273)	11,673
Net gain on acquisitions	—	—	(4,493)
Mortgage loans originated for sale	(45,879)	(49,762)	(35,249)
Proceeds from sale of mortgage loans	45,466	57,479	27,464
Gain on sale of loans	(713)	(835)	(83)
Equity-based compensation expense	98	58	153
Deferred income tax expense (benefit)	597	13,008	(18,866)
Decrease in interest receivable	1,482	935	2,071
Excess tax benefit from stock-based compensation	(5)	(9)	(2)
FHLB debt prepayment fees	471	—	88
Contribution of treasury stock to 401(k) plan	821	1,044	1,414
Prepaid FDIC assessments	—	—	(10,885)
Net impairment losses recognized in earnings	2,285	185	78,863
Other operating activities, net	15,512	(1,625)	(20,338)

Net cash provided by operating activities	52,000	56,427	15,142

Investing activities
Proceeds from sales of securities available-for-sale	192,847	170,540	167,060
Proceeds from maturities and calls of securities available-for-sale	49,193	90,633	77,178
Proceeds from maturities and calls of securities held-to-maturity	1,299	2,825	1,238
Purchase of securities available-for-sale	(234,818)	(248,101)	(218,961)
(Originations) repayments of loans	(20,488)	(5,437)	18,902
Proceeds from the redemption of FHLB stock	1,417	1,459	351
Cash from (invested in) acquisitions and divestitures, net	835	(882)	21,749
Purchase of property, plant, and equipment	(3,065)	(3,743)	(4,380)
Proceeds from sales of property, plant, and equipment	598	163	327

Net cash (used in) provided by investing activities	(12,182)	7,457	63,464

Financing activities
Net increase (decrease) in noninterest-bearing deposits	35,117	(3,093)	(2,861)
Net (decrease) increase in interest-bearing deposits	(112,605)	(21,912)	2,366
Net decrease in FHLB and other borrowings	(25,260)	(8,208)	(25,130)
FHLB debt prepayment fees	(471)	—	(88)
Net decrease in securities sold under agreement to repurchase	(11,686)	(12,740)	(12,280)
Redemption of preferred stock	—	—	(41,500)
Proceeds from the exercise of stock options	32	29	21
Net proceeds from the issuance of common stock	—	—	61,668
Net proceeds from the issuance of preferred stock	18,802	—	—
Excess tax benefit from stock-based compensation	5	9	2
Repurchase of treasury stock	(904)	—	(167)
Repurchase of common stock warrants	(30)	—	—
Preferred dividends paid	(558)	—	(1,116)
Common dividends paid	(7,155)	(7,121)	(4,619)

Net cash used in financing activities	(104,713)	(53,036)	(23,704)

Net (decrease) increase in cash and cash equivalents	(64,895)	10,848	54,902
Cash and cash equivalents at beginning of year	112,189	101,341	46,439

Cash and cash equivalents at end of year	$47,294	$112,189	$101,341

Supplemental information — noncash items
Transfers of loans to other real estate	$9,722	$6,793	$6,490
Cumulative effect adjustment, net of tax	$—	$—	$6,131

(See Note 1 for detail of income taxes and interest paid and Note 2 for detail of cash from (invested in) acquisitions and divestitures.)

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total
(Amounts in thousands)
Balance January 1, 2009	$40,419	$12,051	$128,526	$106,104	$(15,368)	$(52,517)	$219,215
Cumulative effect of change in accounting principle	—	—	—	6,131	—	(6,131)	—
Comprehensive income:
Net loss	—	—	—	(38,696)	—	—	(38,696)
Other comprehensive income — see note 17	—	—	—	—	—	44,996	44,996

Comprehensive income	—	—	—	(32,565)	—	38,865	6,300

Preferred dividends, net	1,081	—	(37)	(2,160)	—	—	(1,116)
Common dividends declared — $0.30 per share	—	—	—	(4,619)	—	—	(4,619)
Redemption of preferred stock	(41,500)	—	—	—	—	—	(41,500)
Issuance of common stock, net — 5,290,000 shares	—	5,290	56,378	—	—	—	61,668
Acquisition of Greenpoint Insurance Group — 22,008 shares	—	—	(404)	—	685	—	281
Acquisition of Investment Planning Consultants — 43,054 shares	—	—	(851)	—	1,341	—	490
Acquisition of TriStone Community Bank — 741,588 shares	—	742	9,385	—	—	—	10,127
Equity-based compensation	—	—	115	—	38	—	153
Common stock options exercised — 2,000 shares	—	—	(42)	—	63	—	21
Contribution of treasury stock to 401(k) plan — 111,365 shares	—	—	(2,103)	—	3,517	—	1,414
Purchase of 13,500 treasury shares at $12.29 per share	—	—	—	—	(167)	—	(167)

Balance December 31, 2009	—	18,083	190,967	66,760	(9,891)	(13,652)	252,267

Comprehensive income:
Net income	—	—	—	21,847	—	—	21,847
Other comprehensive income — see note 17	—	—	—	—	—	1,462	1,462

Comprehensive income	—	—	—	21,847	—	1,462	23,309

Common dividends declared — $0.40 per share	—	—	—	(7,121)	—	—	(7,121)
Acquisition of Greenpoint Insurance Group — 22,814 shares	—	—	(419)	—	711	—	292
Equity-based compensation	—	—	33	—	25	—	58
Common stock options exercised — 2,631 shares	—	—	(53)	—	82	—	29
Contribution of treasury stock to 401(k) plan — 74,926 shares	—	—	(1,289)	—	2,333	—	1,044

Balance December 31, 2010	—	18,083	189,239	81,486	(6,740)	(12,190)	269,878

Comprehensive income:
Net income	—	—	—	20,028	—	—	20,028
Other comprehensive income — see note 17	—	—	—	—	—	4,862	4,862

Comprehensive income	—	—	—	20,028	—	4,862	24,890

Preferred dividends declared — $37.15 per share	—	—	—	(703)	—	—	(703)
Common dividends declared — $0.40 per share	—	—	—	(7,155)	—	—	(7,155)
Issuance of preferred stock, net — 18,921 shares	18,921	—	(119)	—	—	—	18,802
Repurchase of common stock warrants	—	—	(30)	—	—	—	(30)
Equity-based compensation	—	—	68	—	30	—	98
Common stock options exercised — 2,969 shares	—	—	(60)	—	92	—	32
Contribution of treasury stock to 401(k) plan — 60,632 shares	—	—	(980)	—	1,801	—	821
Purchase of 81,510 treasury shares at $10.88 per share	—	—	—	—	(904)	—	(904)

Balance December 31, 2011	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 1.	Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank (“FHLB”) that are available for immediate withdrawal. Interest and income taxes paid were as follows:

	2011	2010	2009
(Amounts in thousands)
Interest	$22,857	$30,609	$39,871
Income Taxes	8,500	5,300	9,318

Pursuant to agreements with the Federal Reserve Bank of Richmond (“FRB”), the Company maintains a cash balance of $250 thousand in lieu of charges for check clearing and other services.

Investment Securities

Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors, are classified as available-for-sale and are recorded at estimated fair value. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity, net of income taxes, under the category of accumulated other comprehensive loss. Premiums and discounts are amortized or accreted to income over the life of the security. Gain or loss on sale is based on the specific identification method.

Investments in debt securities that management has determined it does not intend to sell and has asserted that it is not more likely than not that it will have to sell, are deemed to be held to maturity, and are carried at amortized cost. Premiums and discounts are amortized to expense and accreted to income over the lives of the securities. Gain or loss on the call or maturity of investment securities, if any, is recorded based on the specific identification method.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company enters into interest rate lock commitments (“IRLCs”) with customers on mortgage loans with the intention to sell the loan in the secondary market. The derivatives arising from the IRLCs are recorded at fair value in other assets and liabilities and changes in that fair value are included in other income. The fair value of the IRLC derivatives are determined by reference to quoted prices for loans with similar coupon rates and terms. Gains and losses on the sale of those loans are included in other income.

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

The Company determines the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weaknesses and various credit risk and general allocations to commercial loans, consumer residential real estate, and consumer loans by giving weight to risk ratings, historical loss trends and management’s judgment concerning those trends, and other relevant factors. The general allocations are determined through a methodology that utilizes a rolling five year average loss history that is adjusted for current qualitative or environmental factors that management deems likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience. The foregoing analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term Investments

Certain long-term equity investments representing less than 20% ownership are accounted for under the cost method, are carried at cost, and are included in other assets. At December 31, 2011 and 2010, these equity investments totaled $574 thousand and $570 thousand, respectively. These investments in operating companies represent required long-term investments in insurance, investment, and service company affiliates or consortiums which serve as vehicles for the delivery of various support services. In accordance with the cost method, dividends received are recorded as current period revenues and there is no recognition of the Company’s proportionate share of net operating income or loss. The Company has determined that fair value measurement is not practical, and further, nothing has come to the attention of the Company that would indicate impairment of any of these investments.

As a condition to membership in the FHLB system, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”). The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding. The Company accounts for FHLBA and FRB stock as a long-term investment in other assets. At December 31, 2011 and 2010, the Company owned $10.82 million and $12.24 million in FHLBA stock, respectively, which is classified as other assets. The Company’s policy is to review the stock for impairment at each reporting period. During the year ended December 31, 2011, FHLBA repurchased excess activity-based stock from the Company and paid quarterly dividends. At December 31, 2011, FHLBA was in compliance with all of its regulatory capital requirements. Based on the Company’s review, it believes that as of December 31, 2011 and 2010, its FHLBA stock was not impaired. At December 31, 2011 and 2010, the Company owned $4.78 million in FRB stock.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed on the straight-line method over estimated useful lives. Useful lives range from five to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 20 years, and leasehold improvements are amortized over the lesser of the useful life or the term of the lease plus the first optional renewal period, when renewal is reasonably assured. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations.

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

Goodwill and Other Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill was $83.06 million and $84.91 million at December 31, 2011 and 2010, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is amortized over the estimated lives of the deposits that range from one to seven years while the weighted average remaining life of these core deposits is 5.83 years. As of December 31, 2011 and 2010, the balance of core deposit intangibles was $2.20 million and $2.85 million, respectively, net of corresponding accumulated amortization of $5.74 million and $5.09 million, respectively. The annual amortization expense for all intangible assets for 2012 and the succeeding four years is $802 thousand, $728 thousand, $706 thousand, $706 thousand, and $600 thousand, respectively. Greenpoint’s acquisition and sales activity eliminated $618 thousand of goodwill and other intangible assets for the period ended December 31, 2011.

The Company reviews and tests goodwill annually in the fourth quarter for possible impairment by comparing the fair value of each reporting unit to its book value (step 1), including goodwill. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

loss (step 2). The step 1 test utilizes a combination of two methods to determine the fair value of the reporting units. For both reporting units, a discounted cash flow model uses estimates in the form of growth and attrition rates of return and discount rates to project cash flows from operations of the business reporting unit, the results of which are weighted 70%. For the banking reporting unit, a market multiple model utilizes price to net income and price to tangible book value inputs for closed transactions and for certain common sized institutions and the results are weighted 30%. For the insurance reporting unit, the market multiple model primarily utilizes price to sales for closed transactions and certain similar industry public companies and the results are weighted 30%. The end results for both reporting units are then compared with the respective book values to consider if impairment is evident. To determine the overall reasonableness of the reporting unit computations, the combined computed fair value is then compared with the overall market capitalization of the consolidated Company to determine the level of implied control premium. The analysis performed for 2011 and 2010 indicated an impairment of goodwill at the insurance reporting unit of $1.24 million and $1.04 million, respectively.

The progression of the Company’s goodwill and intangible assets for continuing operations for the three years ended December 31, 2011, is detailed in the following table:

(Amounts in thousands)	Goodwill	Other Intangible Assets
Balance at December 31, 2008	$83,192	$6,419
Acquisitions and dispositions, net	1,456	1,022
Amortization	—	(1,028)

Balance at December 31, 2009	$84,648	$6,413
Acquisitions and dispositions, net	1,305	344
Amortization	—	(1,032)
Impairment	(1,039)	—

Balance at December 31, 2010	$84,914	$5,725

Acquisitions and dispositions, net	(619)	(379)
Amortization	—	(1,020)
Impairment	(1,239)	—

Balance at December 31, 2011	$83,056	$4,326

Other Assets

In addition to FHLB stock and FRB stock, other assets included $44.39 million and $42.30 million in the cash surrender value of life insurance policies owned by the Company at December 31, 2011 and 2010, respectively, and $28.28 million and $46.74 million in current and deferred tax assets at December 31, 2011 and 2010, respectively.

In connection with bank-owned life insurance, the Company entered into Life Insurance Endorsement Method Split Dollar Agreements with certain of the individuals whose lives are insured. Under these agreements, the Company shares 80% of the death benefits (after recovery of cash surrender value) with the designated beneficiaries of the plan participants under life insurance contracts. The Company, as owner of the policies, retains a 20% interest in life proceeds and a 100% interest in the cash surrender value of the policies. Split dollar agreements totaled $873 thousand and $1.19 million at December 31, 2011 and 2010, respectively. The Company recorded income of $316 thousand on split dollar agreements for the year ended 2011 as a result of revised projections that indicated lower expenses than previously accrued. Expenses associated with split dollar agreements totaled $72 thousand for the year ended 2010.

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

Loan Interest Income Recognition

Accrual of interest on loans is based generally on the daily amount of principal outstanding. Loans are considered past due when either principal or interest payments are delinquent by 30 or more days. It is the Company’s policy to discontinue the accrual of interest on loans based on the payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income and interest accrued and not collected from prior years is charged to the allowance for loan losses. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis. Accrual of interest on non-accrual loans may be resumed if the loan is brought current and follows a period of sustained performance, including six months of regular principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more.

Loan Fee Income

Loan origination and underwriting fees are reduced by direct costs associated with loan processing, including salaries, review of legal documents and obtainment of appraisals. Net origination fees and costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period. Net deferred loan fees were $1.69 million and $1.15 million at December 31, 2011 and 2010, respectively

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2011, are detailed in “Note 15 – Other Operating Income and Expense” of the Notes to Consolidated Financial Statements in Item 8 herein.

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

Income Taxes

Income tax expense is comprised of federal and state current and deferred income taxes on pre-tax earnings of the Company. Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income. These items are commonly referred to as permanent differences. The most significant permanent differences for the Company include income on municipal securities which are exempt from federal income tax, income on bank-owned life insurance, and tax credits generated by investments in low income housing and rehabilitation of historic structures.

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2007 through 2010 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Common Share

Basic earnings per common share are determined by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per common share are determined by dividing net income by the weighted average shares outstanding, which includes the dilutive effect of stock options, warrants, contingently issuable shares, and convertible preferred shares. The dilutive effects of stock options, warrants, and contingently issuable shares were not considered for the year ended December 31, 2009, because of the reported net loss available to common shareholders. The calculation for basic and diluted earnings per common share for the three years ended December 31, 2011, are as follows:

	2011	2010	2009
(Amounts in thousands, except share and per share data)
Net income (loss)	$20,028	$21,847	$(38,696)
Dividends on preferred stock	703	—	2,160

Net income (loss) available to common shareholders	$19,325	$21,847	$(40,856)

Weighted average shares outstanding	17,877,421	17,802,009	14,868,547
Dilutive shares for stock options	5,293	12,463	—
Contingently issuable shares	—	8,472	—
Convertible preferred shares	808,367	—	—

Weighted average dilutive shares outstanding	18,691,081	17,822,944	14,868,547

Basic earnings (loss) per common share	$1.08	$1.23	$(2.75)
Diluted earnings (loss) per common share	$1.07	$1.23	$(2.75)

For the years ended December 31, 2011, 2010, and 2009, options and warrants to purchase 395,633, 483,558, and 488,689 shares, respectively, of Common Stock were outstanding but not included in the computation of diluted earnings per common share because the exercise price was greater than the market price of the Company’s Common Stock or the Company incurred losses; and would have an anti-dilutive effect.

Variable Interest Entities

The Company maintains ownership positions in various entities which it deems variable interest entities (“VIE’s”). These VIE’s include certain tax credit limited partnerships and other limited liability companies which provide aviation services, insurance brokerage, title insurance, and other financial and related services. Based on the Company’s analysis, it is a non-primary beneficiary; accordingly, these entities do not meet the criteria for consolidation. The carrying value of VIE’s was $1.70 million and $1.86 million at December 31, 2011 and 2010, respectively. The Company’s maximum possible loss exposure was $1.70 million and $1.86 million at December 31, 2011 and 2010, respectively. Management does not believe net losses, if any, resulting from its ownership in these entities will be material.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

The Company has made certain reclassifications of prior years’ amounts necessary to conform to the current year’s presentation. These reclassifications had no effect on the Company’s financial position, stockholders’ equity, or results of operations.

Accounting Standards Updates

In April 2011, FASB issued Accounting Standard Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (‘TDR’),” which clarifies when creditors should classify loan modifications as TDRs. The guidance is effective for interim and annual periods beginning on or after June 15, 2011, and is applied retrospectively to restructurings at the beginning of the year of adoption. The guidance on measuring the impairment of a receivable restructured in a troubled restructuring is effective on a prospective basis. The Company adopted the new guidance during the third quarter of 2011 and the new disclosures are presented in “Note 5 – Allowance for Loan Losses and Credit Quality” to the Consolidated Financial Statements in Item 8 herein.

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

Note 2.	Merger, Acquisitions, and Branching Activity

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

Greenpoint has acquired seven insurance agencies and sold three since its acquisition by the Company. In 2011, Greenpoint sold two insurance agencies. Cash received from those sales totaled $1.58 million resulting in a net gain of $67 thousand and has the potential to recognize an additional $650 thousand over time as earn-out payments are received. The sales eliminated $1.68 million of goodwill and intangible assets to the Company’s balance sheet during 2011. Greenpoint issued aggregate cash consideration of $190 thousand in 2010 in connection with acquisitions. For acquisitions prior to 2009, terms call for issuing further cash consideration of $2.14 million if certain operating targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the costs of the acquisitions. Acquisitions prior to 2011 added $680 thousand, $1.17 million, and $803 thousand of goodwill and intangibles to the Company’s balance sheet in 2011, 2010, and 2009, respectively. The acquisition of Greenpoint in 2007, and its subsequent acquisitions and dispositions, have added $9.40 million of goodwill and intangibles to the Company’s balance sheet, net of corresponding amortization of $1.31 million.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the net cash provided by or used in acquisitions and divestitures during the three years ended December 31, 2011. Net cash paid (received) for acquisitions include transactions that occurred during the current and prior years.

	2011	2010	2009
(Amounts in thousands)
Fair value of investments acquired	$—	$—	$7,837
Fair value of loans acquired	—	—	129,937
Fair value of premises and equipment acquired	—	—	1,797
Fair value of other assets	—	—	26,746
Fair value of deposits assumed	—	—	(142,697)
Fair value of other liabilities assumed	—	—	(9,008)
Purchase price in excess of (less than) net assets acquired	680	1,650	(3,037)

Total purchase price	680	1,650	11,575

Less non-cash purchase price	—	768	11,579
Less cash acquired	—	—	21,295

Net cash paid (received) for acquisition	$680	$882	$(21,299)

Book value of assets sold	$(1,678)	$—	$(110)
Book value of liabilities sold	170	—	—
Sales price in excess of net liabilities assumed	(67)	—	(340)

Total sales price	(1,575)	—	(450)

Add cash on hand sold	—	—	—
Less amount due remaining on books	60	—	—

Net cash paid (received) for divestiture	$(1,515)	$—	$(450)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Investment Securities

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as available-for-sale at December 31, 2011 and 2010, were as follows:

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
(Amounts in thousands)
States and political subdivisions	$131,498	$6,317	$—	$137,815	$—
Single issue trust preferred securities	55,649	—	(15,405)	40,244	—
Corporate FDIC insured securities	13,685	33	—	13,718	—
Mortgage-backed securities:
Agency	274,384	6,003	(285)	280,102	—
Non-Agency Alt-A residential	15,980	—	(5,950)	10,030	(5,950)

Total mortgage-backed securities	290,364	6,003	(6,235)	290,132	(5,950)
Equity securities	419	206	(104)	521	—

Total	$491,615	$12,559	$(21,744)	$482,430	$(5,950)

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
(Amounts in thousands)
U.S. Government agency securities	$10,000	$—	$(168)	$9,832	$—
States and political subdivisions	178,149	2,649	(4,660)	176,138	—
Trust preferred securities:
Single issue	55,594	—	(14,350)	41,244	—
Pooled	23	241	—	264	—

Total trust preferred securities	55,617	241	(14,350)	41,508	—
Corporate FDIC insured securities	25,282	378	—	25,660	—
Mortgage-backed securities:
Agency	209,281	7,039	(1,307)	215,013	—
Non-Agency Alt-A residential	19,181	—	(7,904)	11,277	(7,904)

Total mortgage-backed securities	228,462	7,039	(9,211)	226,290	(7,904)
Equity securities	495	206	(65)	636	—

Total	$498,005	$10,513	$(28,454)	$480,064	$(7,904)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost, fair value, and weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2011, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	States and Political Subdivisions	Corporate Notes	Total	Tax Equivalent Purchase Yield (1)
Available-for-Sale
Amortized cost maturity:
Within one year	$115	$13,685	$13,800	0.51%
After one year through five years	16,562	—	16,562	5.78%
After five years through ten years	17,333	—	17,333	6.28%
After ten years	97,488	55,649	153,137	3.87%

Amortized cost	$131,498	$69,334	200,832

Mortgage-backed securities			290,364	2.78%
Equity securities			419	2.14%

Total amortized cost			$491,615

Tax equivalent purchase yield	5.45%	1.27%	3.28%
Average contractual maturity (in years)	11.00	12.96	17.61

Fair value maturity:
Within one year	$117	$13,718	$13,835
After one year through five years	17,305	—	17,305
After five years through ten years	18,194	—	18,194
After ten years	102,199	40,244	142,443

Fair value	$137,815	$53,962	191,777

Mortgage-backed securities			290,132
Equity securities			521

Total fair value			$482,430

(1)	Fully taxable equivalent at the rate of 35%.

The amortized cost and estimated fair value of securities, with gross unrealized gains and losses, classified as held-to-maturity at December 31, 2011 and 2010, were as follows:

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
States and political subdivisions	$3,490	$42	$—	$3,532

Total	$3,490	$42	$—	$3,532

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
States and political subdivisions	$4,637	$67	$—	$4,704

Total	$4,637	$67	$—	$4,704

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost, fair value, and weighted-average yield of securities by contractual maturity at December 31, 2011, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	States and Political Subdivisions	Tax Equivalent Purchase Yield (1)
Held-to-Maturity
Amortized cost maturity:
Within one year	$1,048	7.59%
After one year through five years	2,442	8.16%
After five years through ten years	—	0.00%
After ten years	—	0.00%

Total amortized cost	$3,490

Tax equivalent purchase yield	7.99%
Average contractual maturity (in years)	2.08

Fair value maturity:
Within one year	$1,054
After one year through five years	2,478
After five years through ten years	—
After ten years	—

Total fair value	$3,532

(1)	Fully taxable equivalent at the rate of 35%.

The carrying value of securities pledged to secure public deposits and for other purposes required by law were $288.80 million and $302.67 million at December 31, 2011 and 2010, respectively.

The following table details the gains and losses from the sale of securities:

	2011	2010	2009
(Amounts in thousands)
Gross gains	$6,963	$8,969	$4,111
Gross losses	(1,699)	(696)	(15,784)

Net gains (losses) on sales of securities	$5,264	$8,273	$(11,673)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables reflect those investments, both available-for-sale and held-to-maturity, in a continuous unrealized loss position for less than 12 months and for 12 months or longer at December 31, 2011 and 2010. There were 14 securities in a continuous unrealized loss position for 12 or more months for which the Company does not intend to sell any and has determined that it is more likely than not going to be required to sell at December 31, 2011, until the security matures or recovers in value.

	December 31, 2011
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
Single issue trust preferred securities	$—	$—	$40,244	$(15,405)	$40,244	$(15,405)
Mortgage-backed securities:
Agency	52,300	(285)	—	—	52,300	(285)
Non-Agency Alt-A residential	—	—	10,030	(5,950)	10,030	(5,950)

Total mortgage-backed securities	52,300	(285)	10,030	(5,950)	62,330	(6,235)
Equity securities	—	—	188	(104)	188	(104)

Total	$52,300	$(285)	$50,462	$(21,459)	$102,762	$(21,744)

	December 31, 2010
	Less than 12 Months		12 Months or longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Government agency securities	$9,832	$(168)	$—	$—	$9,832	$(168)
States and political subdivisions	80,420	(4,660)	—	—	80,420	(4,660)
Single issue trust preferred securities	3,390	(1,517)	37,854	(12,833)	41,244	(14,350)
Mortgage-backed securities:
Agency	71,613	(1,307)	18	—	71,631	(1,307)
Non-Agency Alt-A residential	—	—	11,277	(7,904)	11,277	(7,904)

Total mortgage-backed securities	71,613	(1,307)	11,295	(7,904)	82,908	(9,211)
Equity securities	155	(55)	93	(10)	248	(65)

Total	$165,410	$(7,707)	$49,242	$(20,747)	$214,652	$(28,454)

At December 31, 2011, the combined depreciation in value of the 28 individual securities in an unrealized loss position was 4.51% of the combined reported value of the aggregate securities portfolio. At December 31, 2010, the combined depreciation in value of the 214 individual securities in an unrealized loss position was 5.93% of the combined reported value of the aggregate securities portfolio.

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

For non-beneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies and other qualitative factors to determine if the impairment will be recovered. Non-beneficial interest debt securities consist of U.S. government agency securities, states and political subdivisions, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of credit related impairment and records any credit related OTTI through earnings and the non-credit related OTTI through other comprehensive income (“OCI”). During the years ended December 31, 2011 and 2010, the Company incurred no OTTI charges related to non-beneficial interest debt securities. The temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors. At December 31, 2011, the Company’s investment in single issue trust preferred securities is comprised of investments in 5 of the nation’s 25 largest bank holding companies.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of pooled trust preferred securities, corporate FDIC insured securities, and mortgage-backed securities (“MBS”). An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in OCI. During the years ended December 31, 2011 and 2010, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $2.29 million and $134 thousand, respectively. These charges were related to a non-Agency Alt-A residential MBS in 2011 and two pooled trust preferred security holdings in 2010.

For the non-Agency Alt-A residential MBS, the Company models cash flows using the following assumptions: voluntary constant prepayment speed of 5, a customized constant default rate scenario that assumes 15% of the remaining underlying mortgages will default within the next three years, and a loss severity of 60.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

	December 31, 2011	December 31, 2010
(Amounts in thousands)

Estimated credit losses, beginning balance (1)	$4,251	$4,251
Additions for credit losses on securities not previously recognized	—	—
Additions for credit losses on securities previously recognized	2,285	—
Reduction for increases in cash flows	—	—
Reduction for securities management no longer intends to hold to recovery	—	—
Reduction for securities sold/realized losses	—	—

Estimated credit losses, ending balance	$6,536	$4,251

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During 2011, the Company recognized no OTTI charges on equity securities. During 2010, the Company recognized OTTI charges of $51 thousand on certain of its equity positions.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.	Loans

Loans, net of unearned income, consisted of the following at December 31, 2011 and 2010:

(Amounts in thousands)	2011	2010
Commercial loans
Construction — commercial	$35,482	$42,694
Land development	2,902	16,650
Other land loans	23,384	24,468
Commercial and industrial	91,939	94,123
Multi-family residential	77,050	67,824
Single family non-owner occupied	106,743	104,960
Non-farm, non-residential	336,005	351,904
Agricultural	1,374	1,342
Farmland	37,161	36,954

Total commercial loans	712,040	740,919
Consumer real estate loans
Home equity lines	111,387	111,620
Single family owner occupied	473,067	444,197
Owner occupied construction	19,577	18,349

Total consumer real estate loans	604,031	574,166
Consumer and other loans
Consumer loans	67,129	63,475
Other	12,867	7,646

Total consumer and other loans	79,996	71,121

Loans held for investment, net of unearned income	$1,396,067	$1,386,206

Loans held for sale	$5,820	$4,694

Acquired, Impaired Loans

Loans acquired in a business combination are recorded at estimated fair value on their purchase date. Under applicable accounting standards, it is not appropriate to carryover a valuation for allowance for loan losses at the time of acquisition when the acquired loans have evidence of credit deterioration. Evidence of credit quality deterioration as of the purchase date may include measures such as credit scores, decline in collateral value, past due and non-accrual status. For acquired, impaired loans the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference, which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired performing loans are recorded at fair value, including a credit component. The fair value adjustment is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to acquisition.

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

July 31, 2009
(Amounts in thousands)
Contractually required principal payments to balance sheet received	$125,366
Fair value of adjustment for credit, interest rate, and liquidity	(472)

Fair value of loans receivable, with no credit deterioration	$124,894

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information regarding acquired, impaired loans. The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest.

	TriStone	Other	Total
(Amounts in thousands)
Balance, January 1, 2010	$3,838	$4,196	$8,034
Principal payments received	(1,034)	(2,900)	(3,934)
Accretion	61	—	61
Other	448	—	448
Charge-offs	(499)	(889)	(1,388)

Balance, December 31, 2010	$2,814	$407	$3,221

Balance, January 1, 2011	$2,814	$407	$3,221
Principal payments received	(513)	—	(513)
Accretion	174	—	174
Other	4	—	4
Charge-offs	—	—	—

Balance, December 31, 2011	$2,479	$407	$2,886

At December 31, 2011 and 2010, the remaining balance of the accretable difference totaled $919 thousand and $944 thousand, respectively.

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $194.27 million and standby letters of credit and financial guarantees written of $2.90 million at December 31, 2011. Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $9.15 million at December 31, 2011.

Related Party Loans

In the normal course of business, the Company’s subsidiary bank has made loans to directors and executive officers of the Company, its subsidiaries, and to affiliates of such directors and officers (collectively referred to as “related parties”). All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company. The aggregate dollar amount of loans to related parties totaled $18.41 million and $12.46 million at December 31, 2011 and 2010, respectively. During 2011,

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$10.08 million in new loans and increases were made and repayments on such loans to related parties totaled $4.13 million. There were no changes to related party loans resulting from changes in the composition of the Company’s subsidiary board members and executive officers.

Overdrafts

At December 31, 2011 and 2010, customer overdrafts totaling $1.48 million and $1.46 million, respectively, were reclassified as loans.

Note 5.	Allowance for Loan Losses and Credit Quality

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

Management performs quarterly assessments to determine the appropriate level of allowance for loan losses. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by increasing or decreasing the allowance based upon current measurement criteria. Commercial, consumer real estate, and non-real estate consumer loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial loans and credit relationships and allocations to the remaining non-homogeneous and homogeneous pools of loans that have been deemed impaired. Additionally, a loan that becomes adversely classified or graded is removed from a group of non-classified or non-graded loans with similar risk characteristics in order to evaluate the removed loan collectively in a group of adversely classified or graded loans with similar risk characteristics. Management’s general reserve allocations are based on judgment of qualitative and quantitative factors about both macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and non-accruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.

As part of the Company’s continuing refinement of its methodology, the qualitative adjustments historically applied to consumer loans were revised downward based upon review and analysis of historical loss experience within the portfolio, as the Company now estimates fewer losses on that portfolio. The decrease in estimated losses on the consumer portfolio segment was offset by increases in estimated losses on the commercial portfolio segment. Primarily, the increase was in the specific loss estimated on certain impaired loans as a result of new information regarding the values of underlying collateral. This refinement initially created a small difference in the allowance allocated to each portfolio segment. The allocation of the allowance at the beginning of 2011 has been reclassified to reflect the application of the refinement.

During 2011, the Company further segmented the single family residential real estate class into owner occupied and non-owner occupied classes, which management believes provides better granularity and segmentation of loans with similar risk characteristics. This segmentation also contributed to the overall reduction of estimated losses on non-impaired consumer loan segments in the allowance model, as losses on the Company’s non-owner occupied residential real estate loans have historically been higher than losses on owner occupied residential real estate loans.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the activity in the allowance for loan loss by portfolio segment:

(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Allowance for credit losses:
Beginning balance, January 1, 2009	$8,104	$7,199	$2,479	$17,782
Provision for loan losses	10,850	3,420	1,531	15,801
Loans charged off	(5,937)	(2,395)	(2,023)	(10,355)
Recoveries credited to allowance	590	113	346	1,049

Net charge-offs	(5,347)	(2,282)	(1,677)	(9,306)

Ending balance, December 31, 2009	$13,607	$8,337	$2,333	$24,277

Beginning balance, January 1, 2010	$13,607	$8,337	$2,333	$24,277
Provision for loan losses	6,552	8,106	99	14,757
Loans charged off	(7,980)	(4,352)	(1,270)	(13,602)
Recoveries credited to allowance	339	109	602	1,050

Net charge-offs	(7,641)	(4,243)	(668)	(12,552)

Ending balance, December 31, 2010	$12,518	$12,200	$1,764	$26,482

Beginning balance, January 1, 2011	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	12,007	(2,681)	(279)	9,047
Loans charged off	(7,981)	(2,501)	(978)	(11,460)
Recoveries credited to allowance	1,426	252	458	2,136

Net charge-offs	(6,555)	(2,249)	(520)	(9,324)

Ending balance, December 31, 2011	$17,752	$7,711	$742	$26,205

The negative provision in the consumer real estate and consumer and other segments was the result of the aforementioned methodology refinement.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company identifies loans for potential impairment through a variety of means including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If it is determined that it is probable that the Company will not collect all principal and interest amounts contractually due, the loan is generally deemed to be impaired. The following table presents the Company’s recorded investment in loans considered to be impaired and related information on those impaired loans for the periods ended December 31, 2011 and 2010:

	December 31, 2011
(Amounts in thousands)	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Loans without a related allowance
Commercial loans
Construction — commercial	$411	$—	$411	$282	$—
Land development	250	—	250	293	—
Other land loans	—	—	—	766	—
Commercial and industrial	114	—	127	2,251	4
Multi-family residential	278	—	278	1,177	24
Single family non-owner occupied	1,206	—	1,244	1,659	39
Non-farm, non-residential	1,616	—	1,647	2,059	25
Agricultural	—	—	—	—	—
Farmland	258	—	258	167	—
Consumer real estate loans
Home equity lines	368	—	378	476	15
Single family owner occupied	2,428	—	2,508	1,825	43
Owner occupied construction	—	—	—	60	3
Consumer and other loans
Consumer loans	6	—	6	23	2

	$6,935	$—	$7,107	$11,038	$155

Loans with a related allowance
Commercial loans
Construction — commercial	$—	$—	$—	$135	$3
Land development	—	—	—	—	—
Other land loans	112	4	112	113	6
Commercial and industrial	4,031	2,048	4,069	2,358	21
Multi-family residential	—	—	—	470	—
Single family non-owner occupied	2,232	124	2,232	2,323	107
Non-farm, non-residential	5,317	1,819	5,480	4,112	191
Agricultural	—	—	—	—	—
Farmland	—	—	—	83	—
Consumer real estate loans
Home equity lines	—	—	—	108	—
Single family owner occupied	5,529	1,203	5,612	5,794	164
Owner occupied construction	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—

	$17,221	$5,198	$17,505	$15,496	$492

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2010
(Amounts in thousands)	Recorded Investment	Related Allowance	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized
Loans without a related allowance
Commercial loans
Construction — commercial	$122	$—	$132	$471	$—
Land development	50	—	50	500	—
Other land loans	362	—	362	889	—
Commercial and industrial	3,808	—	3,837	3,540	—
Multi-family residential	2,329	—	2,345	1,475	32
Single family non-owner occupied	1,197	—	1,238	823	4
Non-farm, non-residential	2,974	—	3,068	2,009	15
Consumer real estate loans
Home equity lines	330	—	335	221	7
Single family owner occupied	678	—	698	1,237	32
Owner occupied construction	—	—	—	—	—
Consumer and other loans
Consumer loans	1	—	1	2	—

	$11,851	$—	$12,066	$11,167	$90

Loans with a related allowance
Commercial loans
Construction — commercial	$—	$—	$—	$131	$—
Land development	—	—	—	—	—
Other land loans	113	5	113	28	2
Commercial and industrial	—	—	—	3,172	—
Multi-family residential	723	257	758	987	28
Single family non-owner occupied	3,386	770	3,395	1,247	38
Non-farm, non-residential	1,080	158	1,140	1,992	59
Consumer real estate loans
Home equity lines	95	34	98	298	3
Single family owner occupied	5,415	1,100	5,491	2,181	67
Owner occupied construction	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—

	$10,812	$2,324	$10,995	$10,036	$197

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

The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. A description of the general characteristics of the risk grades is as follows:

•

Pass – This grade includes loans to borrowers of acceptable credit quality and risk. The Company further differentiates within this grade based upon borrower characteristics which include: capital strength, earnings stability, liquidity leverage, and industry.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

•

Loss – This grade includes loans that are to be charged off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the asset has no recovery or salvage value, but simply that it is not practical or desirable to defer writing off all or some portion of the loan, even though partial recovery may be realized in the future.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s investment in loans by internal credit grade indicator at December 31, 2011 and 2010:

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	December 31, 2011
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction — commercial	$34,512	$15	$955	$—	$—	$35,482
Land development	2,479	—	423	—	—	2,902
Other land loans	17,171	5,629	584	—	—	23,384
Commercial and industrial	86,288	568	2,679	2,404	—	91,939
Multi-family residential	74,486	965	1,599	—	—	77,050
Single family non-owner occupied	93,444	1,346	11,953	—	—	106,743
Non-farm, non-residential	303,071	9,635	22,855	444	—	336,005
Agricultural	1,327	7	40	—	—	1,374
Farmland	35,568	1,055	538	—	—	37,161
Consumer real estate loans
Home equity lines	105,535	2,237	3,615	—	—	111,387
Single family owner occupied	435,001	8,936	29,130	—	—	473,067
Owner occupied construction	19,190	128	259	—	—	19,577
Consumer and other loans
Consumer loans	66,357	198	574	—	—	67,129
Other	12,857	1	9	—	—	12,867

Total loans	$1,287,286	$30,720	$75,213	$2,848	$—	$1,396,067

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	December 31, 2010
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction — commercial	$40,497	$663	$1,534	$—	$—	$42,694
Land development	14,458	1,226	966	—	—	16,650
Other land loans	16,723	6,138	1,607	—	—	24,468
Commercial and industrial	87,156	1,756	5,211	—	—	94,123
Multi-family residential	61,059	2,553	4,212	—	—	67,824
Single family non-owner occupied	90,985	3,563	10,412	—	—	104,960
Non-farm, non-residential	316,026	18,942	16,936	—	—	351,904
Agricultural	1,318	—	24	—	—	1,342
Farmland	33,042	2,569	1,343	—	—	36,954
Consumer real estate loans
Home equity lines	106,803	1,923	2,894	—	—	111,620
Single family owner occupied	407,845	11,661	24,037	654	—	444,197
Owner occupied construction	17,389	789	171	—	—	18,349
Consumer and other loans
Consumer loans	62,676	306	493	—	—	63,475
Other	7,635	11	—	—	—	7,646

Total loans	$1,263,612	$52,100	$69,840	$654	$—	$1,386,206

Loans graded as special mention decreased $21.38 million, or 41.04%, between the years ended December 31, 2011 and 2010, primarily due to the improved performance of borrowers which mitigated the potential weakness previously identified.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at December 31, 2011 and 2010:

	December 31, 2011
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired, Impaired Loans Evaluated for Impairment	Allowance for Acquired, Impaired Loans Evaluated
Commercial loans
Construction — commercial	$411	$—	$35,071	$865	$—	$—
Land development	250	—	2,652	481	—	—
Other land loans	112	4	23,123	542	149	—
Commercial and industrial	3,738	1,847	87,563	1,668	638	201
Multi-family residential	278	—	76,772	1,889	—	—
Single family non-owner occupied	3,438	124	102,063	2,836	1,242	—
Non-farm, non-residential	6,933	1,819	328,610	5,114	462	—
Agricultural	—	—	1,374	19	—	—
Farmland	258	—	36,903	343	—	—

Total commercial loans	15,418	3,794	694,131	13,757	2,491	201
Consumer real estate loans
Home equity lines	368	—	111,019	1,365	—	—
Single family owner occupied	7,957	1,203	464,715	4,931	395	—
Owner occupied construction	—	—	19,577	212	—	—

Total consumer real estate loans	8,325	1,203	595,311	6,508	395	—
Consumer and other loans
Consumer loans	6	—	67,123	742	—	—
Other	—	—	12,867	—	—	—

Total consumer and other loans	6	—	79,990	742	—	—

Total loans	$23,749	$4,997	$1,369,432	$21,007	$2,886	$201

	December 31, 2010
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired, Impaired Loans Evaluated for Impairment	Allowance for Acquired, Impaired Loans Evaluated
Commercial loans
Construction — commercial	$122	$—	$42,572	$1,472	$—	$—
Land development	50	—	16,600	1,772	—	—
Other land loans	113	5	23,843	742	512	—
Commercial and industrial	3,401	—	90,201	4,511	521	—
Multi-family residential	3,052	257	64,772	824	—	—
Single family non-owner occupied	4,583	770	98,981	2,442	1,396	—
Non-farm, non-residential	4,054	158	347,426	2,688	424	—
Agricultural	—	—	1,342	19	—	—
Farmland	—	—	36,954	70	—	—

Total commercial loans	15,375	1,190	722,691	14,540	2,853	—
Consumer real estate loans
Home equity lines	425	34	111,195	2,104	—	—
Single family owner occupied	6,093	1,100	437,736	5,557	368	—
Owner occupied construction	—	—	18,349	193	—	—

Total consumer real estate loans	6,518	1,134	567,280	7,854	368	—
Consumer and other loans
Consumer loans	1	—	63,474	1,764	—	—
Other	—	—	7,646	—	—	—

Total consumer and other loans	1	—	71,120	1,764	—	—

Total loans	$21,894	$2,324	$1,361,091	$24,158	$3,221	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual and Past Due Loans

Non-accrual loans, presented by loan class, consisted of the following at December 31, 2011 and 2010:

(Amounts in thousands)	2011	2010
Commercial loans
Construction — commercial	$461	$285
Land development	297	50
Other land loans	35	321
Commercial and industrial	3,905	3,518
Multi-family residential	341	2,463
Single family non-owner occupied	1,639	2,426
Non-farm, non-residential	8,063	4,670
Farmland	271	—
Consumer real estate loans
Home equity lines	516	868
Single family owner occupied	8,255	3,938
Owner-occupied construction	1	6
Consumer and other loans
Consumer loans	52	99

Total	23,836	18,644
Acquired, impaired loans	651	770

Total non-accrual loans	$24,487	$19,414

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of the recorded investment in past due loans, by loan class, at December 31, 2011 and 2010. Non-accrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category. There were no loans past due 90 days and still accruing interest at December 31, 2011 or 2010.

	December 31, 2011
(Amounts in thousands)	30 -59 Days	60 -89 Days	90+ Days	Total Past Due	Current Loans	Total Loans
Commercial loans
Construction — commercial	$48	$—	$411	$459	$35,023	$35,482
Land development	—	—	297	297	2,605	2,902
Other land loans	205	—	279	484	22,900	23,384
Commercial and industrial	150	30	3,568	3,748	88,191	91,939
Multi-family residential	667	—	342	1,009	76,041	77,050
Single family non-owner occupied	1,222	414	1,020	2,656	104,087	106,743
Non-farm, non-residential	837	860	2,180	3,877	332,128	336,005
Agricultural	—	7	—	7	1,367	1,374
Farmland	152	—	258	410	36,751	37,161
Consumer real estate loans
Home equity lines	642	222	235	1,099	110,288	111,387
Single family owner occupied	5,230	1,993	5,333	12,556	460,511	473,067
Owner occupied construction	—	29	—	29	19,548	19,577
Consumer and other loans
Consumer loans	198	71	12	281	66,848	67,129
Other	—	—	—	—	12,867	12,867

Total loans	$9,351	$3,626	$13,935	$26,912	$1,369,155	$1,396,067

	December 31, 2010
(Amounts in thousands)	30 -59 Days	60 -89 Days	90+ Days	Total Past Due	Current Loans	Total Loans
Commercial loans
Construction — commercial	$531	$—	$122	$653	$42,041	$42,694
Land development	—	—	50	50	16,600	16,650
Other land loans	—	—	684	684	23,784	24,468
Commercial and industrial	3,648	121	356	4,125	89,998	94,123
Multi-family residential	956	—	1,793	2,749	65,075	67,824
Single family non-owner occupied	1,784	345	2,169	4,298	100,662	104,960
Non-farm, non-residential	3,251	2,056	3,249	8,556	343,348	351,904
Agricultural	19	—	—	19	1,323	1,342
Farmland	110	—	—	110	36,844	36,954
Consumer real estate loans
Home equity lines	682	250	608	1,540	110,080	111,620
Single family owner occupied	8,503	1,396	2,044	11,943	432,254	444,197
Owner occupied construction	855	326	6	1,187	17,162	18,349
Consumer and other loans
Consumer loans	433	47	31	511	62,964	63,475
Other	—	—	—	—	7,646	7,646

Total loans	$20,772	$4,541	$11,112	$36,425	$1,349,781	$1,386,206

Troubled Debt Restructurings

At December 31, 2011, total loan restructurings were $12.72 million which included $3.27 million of loans on non-accrual status. The allowance for loan losses related to loan restructurings was $1.14 million. Total interest income recognized on loan restructurings for the year ended December 31, 2011, totaled $561 thousand. The Company’s review of loan modifications beginning January 1, 2011, did not identify any TDRs resulting from the adoption of the guidance outlined in ASU 2011-02.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents loans modified as TDRs, excluding those on non-accrual status, within the previous 12 months by the types of concessions made by loan class during the year ended December 31, 2011. The post-modification total represents the recorded investment immediately following the modification.

(Amounts in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Non-farm, non-residential	1	$373	$373
Single family owner occupied	2	159	159

Total	3	532	532
Extended payment terms
Non-farm, non-residential	1	126	126
Single family owner occupied	1	267	267

Total	2	393	393
Below market interest rate and extended payment terms
Non-farm, non-residential	1	107	107
Single family residential mortgage	4	759	736

	5	866	843

Total loan concessions	10	$1,791	$1,768

The following table presents loans modified as TDRs within the previous 12 months for which there was a payment default during the year ended December 31, 2011:

(Amounts in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Non-farm, non-residential	1	$38	$38

Total loan concessions	1	$38	$38

Note 6.	Premises and Equipment

Premises and equipment were comprised of the following at December 31, 2011 and 2010:

	2011	2010
(Amounts in thousands)
Land	$18,753	$19,113
Bank premises	51,669	51,526
Equipment	32,525	33,050

	102,947	103,689
Less: accumulated depreciation and amortization	48,226	47,445

Total	$54,721	$56,244

Total depreciation and amortization expense for the three years ended December 31, 2011, was $3.98 million, $4.09 million, and $4.03 million, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company enters into land and building leases for the operation of banking and loan production offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011:

Amount
(Amounts in thousands)
2012	$952
2013	801
2014	441
2015	323
2016	243
Later years	1,335

Total	$4,095

Total lease expense for the three years ended December 31, 2011, was $1.17 million, $1.20 million, and $1.03 million, respectively. Certain portions of the above listed leases have been sublet to third parties for properties not currently being used by the Company. The impact of the future lease payments to be received on the non-cancelable subleases is as follows:

Amount
(Amounts in thousands)
2012	$217
2013	197
2014	—
2015	—
2016	—
Later years	—

Total	$414

Related Party Leases

Included in total lease expense were leases with related parties totaling $164 thousand and $160 thousand at December 31, 2011 and 2010, respectively.

Note 7.	Deposits

The following is a summary of interest-bearing deposits by type at December 31, 2011 and 2010:

	2011	2010
(Amounts in thousands)
Interest-bearing demand deposits	$275,156	$262,420
Money market accounts	167,379	217,362
Savings deposits	227,328	209,185
Certificates of deposit	528,735	619,776
Individual retirement accounts	104,601	107,061

Total	$1,303,199	$1,415,804

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2011, the scheduled maturities of time deposits were as follows:

Amount
(Amounts in thousands)
2012	$355,840
2013	103,948
2014	41,699
2015	98,495
2016 and thereafter	33,354

$633,336

Time deposits of $100 thousand or more were $289.61 million and $332.09 million at December 31, 2011 and 2010, respectively. At December 31, 2011, the scheduled maturities of certificates of deposit of $100 thousand or more were as follows:

Amount
(Amounts in thousands)
Three months or less	$50,515
Over three to six months	66,328
Over six to twelve months	46,860
Over twelve months	125,910

Total	$289,613

Related Party Deposits

Included in total deposits were deposits by related parties of $3.84 million and $17.11 million at December 31, 2011 and 2010, respectively. During 2011, $1.29 million in new deposits and increases were made while decreases on such deposits to officers and directors totaled $14.57 million. Changes in the composition of the Company’s subsidiary board members and executive officers resulted in decreases of $2.11 million.

Note 8.	Borrowings

The following schedule details borrowings at December 31, 2011 and 2010:

	2011	2010
(Amounts in thousands)
Securities sold under agreements to repurchase	$129,208	$140,894
FHLB borrowings	150,000	175,000
Subordinated debt	15,464	15,464
Other debt	469	729

Total	$295,141	$332,087

Securities sold under agreements to repurchase consisted of $79.21 million and $90.89 million of retail overnight and term repurchase agreements at December 31, 2011 and 2010, respectively, and $50.00 million of wholesale repurchase agreements at both December 31, 2011 and 2010. The weighted average rate of the wholesale repurchase agreements was 3.71% at both December 31, 2011 and 2010, respectively. The wholesale repurchase agreements had a weighted average maturity of 6.08 years at December 31, 2011, and are collateralized with agency MBS.

First Community Bank (the “Bank”) is a member of the FHLB which provides credit in the form of short-term and long-term advances collateralized by various mortgage assets. Advances from the FHLB were secured by qualifying loans totaling $693.33 million and $587.69 million at December 31, 2011 and 2010, respectively. The FHLB advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2011, unused borrowing capacity with the FHLB totaled $132.39 million.

FHLB borrowings included $150.00 million and $175.00 million in convertible and callable advances at December 31, 2011 and 2010, respectively. During the first quarter of 2011, the Company prepaid $25.00 million of a $75 million FHLB advance. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. The weighted average contractual rate of all FHLB advances was 4.12% and 2.39% at December 31, 2011 and 2010, respectively. The decrease is due to structure within those borrowings. The FHLB advances had a weighted average maturity of 6.57 years at December 31, 2011.

At December 31, 2011, the FHLB advances had approximate contractual final maturities between five and ten years. The scheduled maturities of the advances are as follows:

Amount
(Amounts in thousands)
2012	$—
2013	—
2014	—
2015	—
2016	—
2017 and thereafter	150,000

$150,000

In January 2006, the Company entered into a five year derivative swap instrument where it received LIBOR-based variable interest payments and paid fixed interest payments. The notional amount of the derivative swap was $50.00 million and effectively fixed a portion of the FHLB borrowings at 4.34%. This derivative interest rate swap instrument expired in January 2011. For a more detailed discussion of activities regarding derivatives, see “Note 13 – Derivative Instruments and Hedging Activities” of the Notes to Consolidated Financial Statements in Item 8 herein.

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

Despite the fact that the accounts of the Trust are not included in the Company’s consolidated financial statements, the trust preferred securities issued by the Trust are included in the Tier 1 capital of the Company for regulatory capital purposes. Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. The current quantitative limits do not preclude the Company from including the $15.46 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2011.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.	Income Taxes

The components of income tax expense (benefit) from continuing operations consist of the following:

(Amounts in thousands)	2011	2010	2009
Current tax expense (benefit)
Federal	$7,101	$(5,268)	$(9,534)
State	110	78	246

	7,211	(5,190)	(9,288)

Deferred tax expense (benefit)
Federal	1,650	12,397	(17,608)
State	712	611	(1,258)

	2,362	13,008	(18,866)

Total income tax expense (benefit)	$9,573	$7,818	$(28,154)

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The following table details the tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2011 and 2010:

	2011	2010
(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$10,023	$9,931
Unrealized losses on AFS securities	3,444	6,728
Unrealized loss on derivative security	—	586
Securities impairments	7,349	5,150
Deferred compensation	3,692	4,570
State net operating loss carryforward	579	1,699
Alternative minimum tax credit	2,038	2,782
Other	2,714	3,099

Total deferred tax assets	$29,839	$34,545

Deferred tax liabilities:
Intangible assets	$5,953	$6,254
Odd days interest deferral	1,734	1,723
Fixed assets	2,398	2,564
Other	873	1,222

Total deferred tax liabilities	10,958	11,763

Net deferred tax assets	$18,881	$22,782

Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income, as well as the utilization of available tax credits. Municipal bond income represents the most significant permanent tax difference.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reconciliation of the statutory federal tax rate and the effective tax rate from continuing operations for the three years ended December 31, 2011, are as follows:

	2011	2010	2009

Tax at statutory rate	35.00%	35.00%	35.00%
Increase resulting from:
Tax-exempt interest income, net of nondeductible expense	(6.40)	(6.79)	2.88
State income taxes, net of federal benefit	2.78	2.32	0.65
Gain on acquisition, net of acquisition related costs	0.00	0.00	2.24
Other, net	0.96	(4.18)	1.29

Effective tax rate	32.34%	26.35%	42.06%

Note 10.	Employee Benefits

Employee Stock Ownership and Savings Plan

The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

Employer Stock Fund. Annual contributions to the stock portion of the plan were made through 2006 at the discretion of the Board of Directors, and allocated to plan participants on the basis of relative compensation. The plan was frozen to future contributions for periods after 2006. Substantially all plan assets are invested in Common Stock of the Company. The Company reports the contributions to the plan as a component of salaries and benefits. All contributions made after 2006 have been made to the employee savings feature of the plan. Accordingly, there were no contributions to the Employer Stock Fund in 2011, 2010, or 2009. The Employer Stock Fund held 588,656, 583,256, and 504,801 shares of the Company’s Common Stock at December 31, 2011, 2010, and 2009, respectively.

Employee Savings Plan. The Company provides a 401(k) savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. Under the 401(k) feature, the Company makes matching contributions to employee deferrals at levels determined by the board on an annual basis. The cost of the Company’s 100% matching contributions to qualified deferrals under the 401(k) savings component of the KSOP was $1.34 million, $1.12 million, and $1.37 million in 2011, 2010, and 2009, respectively. In 2011, 2010, and 2009, the Company made its matching contribution in Company Common Stock.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. The health plan is managed by a third party administrator. Monthly employer and employee contributions are made to a tax-exempt employer benefits trust against which the third party administrator processes and pays claims. Stop-loss insurance coverage limits the Company’s risk of loss to $85 thousand and $4.36 million for individual and aggregate claims, respectively. Total Company expenses under the health plan were $3.49 million, $2.98 million, and $1.59 million in 2011, 2010, and 2009, respectively.

Deferred Compensation Plan

The Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability as of year-end 2011 and 2010 was $463 thousand and $467 thousand, respectively. The annual expenses associated with these agreements were $60 thousand in 2011, 2010, and 2009. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

The Company maintains a life insurance contract on the life of one of the participants covered under these agreements. Proceeds derived from death benefits are intended to provide reimbursement of plan benefits paid over the post employment lives of the participants. Premiums on the insurance contract are currently paid through policy dividends on the cash surrender values of $2.06 million, $1.29 million, and $1.20 million at December 31, 2011, 2010, and 2009, respectively.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Supplemental Executive Retention Plan

The Company maintains a Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The SERP provides for a defined benefit at normal retirement age targeted at 35% of projected final base salary. Benefits under the SERP become payable at age 62. The associated benefit accrued as of year-end 2011 and 2010 was $5.11 million and $4.07 million, respectively, while the associated expense incurred in connection with the Executive Retention Plan was $519 thousand, $424 thousand, and $402 thousand for 2011, 2010, and 2009, respectively.

Projected benefit payments for the SERP are expected to be paid as follows:

Amount
(Amounts in thousands)
2012	$151
2013	213
2014	213
2015	213
2016	213
2017 through 2021	1,836

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified defined SERP for years ended December 31, 2011 and 2010:

	2011	2010
(Amounts in thousands)
Service cost	$295	$213
Interest cost	224	211

Net periodic cost	$519	$424

The discount rates assumed as of December 31, 2011, were lowered from 5.50% to 4.40%. The SERP is an unfunded plan, and as such there are no plan assets. At December 31, 2011, the actuarial benefit plan obligation was $5.11 million.

Directors’ Supplemental Retirement Plan

The Company maintains a Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for its non-management directors. The Directors’ Plan provides for a benefit upon retirement from service on the Board. The Directors’ Plan was amended in December 2010 to substitute a defined benefit in lieu of the previous indexed benefit. Effective January 1, 2011, the Directors’ Plan provides for a defined benefit at normal retirement age targeted at 100% of the highest consecutive three years average compensation. Benefits under the Directors’ Plan become payable at age 70. The associated benefit accrued as of year-end 2011 and 2010 was $943 thousand and $1.60 million, respectively, while the associated expense incurred in connection with the Directors’ Plan was $162 thousand, $259 thousand, and $158 thousand for 2011, 2010, and 2009, respectively.

Projected benefit payments for the Directors’ Plan are expected to be paid as follows:

Amount
(Amounts in thousands)
2012	$83
2013	83
2014	83
2015	83
2016	83
2017 through 2021	555

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the components of the net periodic benefit cost of the Company’s domestic non-contributory, non-qualified Directors’ Plan, as amended, which was effective as of January 1, 2011, for the year ended December 31, 2011:

2011
(Amounts in thousands)
Service cost	$119
Interest cost	43

Net periodic cost	$162

The discount rates assumed as of December 31, 2011, were lowered from 5.50% to 4.40%. The Directors’ Plan is an unfunded plan, and as such there are no plan assets. At December 31, 2011, the actuarial benefit plan obligation was $943 thousand.

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

In 2001, the Company instituted a plan to grant stock options to non-employee directors (the “Directors’ Option Plan”). The options granted pursuant to the Directors’ Option Plan expire at the earlier of ten years from the date of grant or two years after the optionee ceases to serve as a director of the Company. Options not exercised within the appropriate time shall expire and be deemed cancelled. Options under the Directors’ Option Plan were granted in the form of non-statutory stock options with the aggregate number of shares of Common Stock available for grant under the Directors’ Option Plan set at 108,900 shares (adjusted for the 10% stock dividends paid in 2002 and 2003).

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

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) are classified as financing cash flows. Excess tax benefits totaling $5 thousand, $9 thousand, and $2 thousand are classified as financing cash inflows for 2011, 2010, and 2009, respectively.

During the three years ended December 31, 2011, the Company recognized pre-tax compensation expense related to total equity-based compensation of $98 thousand, $58 thousand, and $153 thousand, respectively. The Company recognizes equity-based compensation on a straight line pro-rata basis, so that the percentage of the total expense recognized for an award is never less than the percentage of the award that has vested.

As of December 31, 2011, there was $221 thousand in unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 1.47 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the Company’s stock option activity, and related information for the year ended December 31, 2011:

	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(Amounts in thousands, except share and per share data)
Outstanding at January 1, 2011	403,218	$22.81
Granted	102,844	12.07
Exercised	2,969	9.11
Forfeited	23,650	19.31

Outstanding at December 31, 2011	479,443	$20.78	7.2	$53

Exercisable at December 31, 2011	395,243	$22.61	6.7	$21

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

The fair values of grants made during the three years ended December 31, 2011, were estimated using the following weighted average assumptions:

	2011	2010	2009

Volatility	27.96%	—	44.83%
Expected dividend yield	3.24%	—	2.71%
Expected term (in years)	6.18	—	6.20
Risk-free rate	1.50%	—	2.81%

The weighted average grant-date fair value of options granted and the aggregate intrinsic value of options exercised during the year ended December 31, 2011, was $2.56 and $13 thousand, respectively. There were no grants made during the year ended December 31, 2010. The weighted average grant-date fair value of options granted and the aggregate intrinsic value of options exercised during the year ended December 31, 2009, was $5.33 and $5 thousand, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the changes in the Company’s nonvested shares of the Company’s Common Stock for the year ended December 31, 2011:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2011	3,700	$15.06
Granted	3,600	12.03
Vested	950	12.85
Forfeited	—	—

Nonvested at December 31, 2011	6,350	$13.67

As of December 31, 2011, there was $76 thousand in unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted average period of 1.05 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

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

Financial instruments, whose contract amounts represent credit risk at December 31, 2011 and 2010, are commitments to extend credit (including availability of lines of credit) of $194.27 million and $209.98 million, respectively, and standby letters of credit and financial guarantees of $2.90 million and $4.04 million, respectively. The Company maintained a liability of $329 thousand and $370 thousand, respectively, at December 31, 2011 and 2010, which represents its reserve for unfunded commitments.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The primary derivatives that the Company uses are interest rate swaps and IRLCs. Generally, these instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors, such as interest rates, market-driven loan rates and prices or other economic factors.

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

The Company’s balance of mortgage loans held for sale is subject to changes in fair value, due to fluctuations in interest rates from the loan closing date through the date of sale of the loan into the secondary market. Typically, the fair value of these loans declines when interest rates increase and rises in value when interest rates decrease.

The following table presents the aggregate contractual, or notional, amounts of derivative financial instruments as of the dates indicated:

	December 31, 2011	December 31, 2010
(Amounts in thousands)
Interest rate swap	$—	$50,000
IRLC’s	9,155	7,566

The Company entered into an interest rate swap derivative accounted for as a cash flow hedge in January 2006. The $50.00 million notional amount pay fixed, receive variable interest rate swap was a liability with an estimated fair value of $31 thousand at December 31, 2010. The Company paid a fixed rate of 4.34% and received a LIBOR-based floating rate from the counterparty. Any gains and losses associated with the market value fluctuations of the interest rate swap were included in OCI. The derivative expired in January 2011.

As of December 31, 2011 and 2010, the fair values of the Company’s derivatives were as follows:

	Asset Derivatives
	December 31, 2011		December 31, 2010
(Amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedges
IRLC’s	Other assets	$135	Other assets	$28

Total		$135		$28

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Liability Derivatives
	December 31, 2011		December 31, 2010
(Amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges
Interest rate swap	Other liabilities	$—	Other liabilities	$31

Total		$—		$31

Derivatives not designated as hedges
IRLC’s	Other liabilities	$6	Other liabilities	$59

Total		$6		$59

Total derivatives		$6		$90

Effect of Derivatives and Hedging Activities on the Income Statement. For the years ended December 31, 2011 and 2010, the Company determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on non-designated hedging instruments for the periods ended December 31, 2011 and 2010:

		Amount of Gain (Loss)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Recognized in Income on Derivative
		Year Ended December 31,
		2011	2010
(Amounts in thousands)
IRLC’s	Other income	$160	$41

Total		$160	$41

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

Note 14.	Regulatory Capital Requirements and Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios for total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

To be categorized as well capitalized, the Bank must maintain minimum total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets (leverage) ratios established by banking regulators. At December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject. At December 31, 2011 and 2010, the most recent notifications from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s and the Bank’s capital ratios at December 31, 2011 and 2010:

	December 31, 2011
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$257,836	18.15%	$113,626	8.00%	N/A	N/A
First Community Bank	226,508	16.12%	112,411	8.00%	$140,514	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	239,928	16.89%	56,813	4.00%	N/A	N/A
First Community Bank	208,833	14.86%	56,206	4.00%	84,308	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	239,928	11.50%	83,474	4.00%	N/A	N/A
First Community Bank	208,833	10.08%	82,909	4.00%	103,637	5.00%

	December 31, 2010
					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$224,932	15.33%	$117,349	8.00%	N/A	N/A
First Community Bank	207,143	14.18%	116,892	8.00%	$146,115	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	206,428	14.07%	58,675	4.00%	N/A	N/A
First Community Bank	188,771	12.92%	58,446	4.00%	87,669	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	206,428	9.44%	87,468	4.00%	N/A	N/A
First Community Bank	188,771	8.66%	87,155	4.00%	108,944	5.00%

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Other Operating Income and Expense

Other operating income and expense include certain costs, the total of which exceeds one percent of combined interest income and noninterest income, that are presented in the following table for the years indicated:

(Amounts in thousands)	2011	2010	2009
Income
Credited dividends on life insurance	$968	$867	$819
Expenses
Service fees	2,941	3,315	3,656
Advertising and public relations	1,683	1,584	1,633
Telephone and data communications	1,616	1,468	1,399
Professional fees	1,554	1,999	1,759
ATM processing expenses	1,515	1,248	975
Office supplies	1,222	1,369	1,323
Non-employee production commissions	493	526	648

Related Party Fees

Included in other operating expense are legal fees paid to related parties totaling $80 thousand, $208 thousand, and $86 thousand in 2011, 2010, and 2009, respectively.

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

The fair value hierarchy is as follows:

Level 1 Inputs –	Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs –	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and provide a reasonable basis for fair value determination, such as interest rates, yield curves, volatilities, prepayment speeds, default rates, and credit risks, or inputs that are derived principally from observable market data.

Level 3 Inputs –	Unobservable inputs for determining the fair values of assets or liabilities for which there is little, if any, market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. These inputs and assumptions may include model-derived inputs that are not corroborated by observable market data and an entity’s own assumptions.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. government agency securities, single issue and pooled trust preferred securities, corporate FDIC insured securities, MBS, and certain equity securities that are not actively traded.

Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant. The Company’s fair value from third party models utilizes modeling software that uses market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security. The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium based on assumptions about the performance of the underlying collateral. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

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

Impaired Loans. Certain impaired loans are reported on a nonrecurring basis at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on appraisals adjusted for customized discounting criteria.

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

Internal collateral valuations are generally performed within two to four weeks of the original identification of potential impairment and receipt of the third party valuation. The internal valuation is performed by comparing the original appraisal to current local real estate market conditions and experience and considers liquidation costs. The result of the internal valuation is compared with the outstanding loan balance, and, if warranted, a specific impairment reserve will be established at the completion of the internal evaluation.

A third party evaluation is typically received within thirty to forty-five days of the completion of the internal evaluation. Once received, the third party evaluation is reviewed for reasonableness. Once the evaluation is reviewed and accepted,

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

discounts to fair market value are applied based upon such factors as the bank’s historical liquidation experience of like collateral, and an estimated net realizable value is established. That estimated net realizable value is then compared with the outstanding loan balance to determine the amount of specific impairment reserve. The specific impairment reserve, if necessary, is adjusted to reflect the results of the updated evaluation. A specific impairment reserve is generally maintained on impaired loans during the time period while awaiting receipt of the third party evaluation as well as on impaired loans that continue to make some form of payment and liquidation is not imminent. Impaired loans not meeting the aforementioned criteria and that do not have a specific impairment reserve have usually been previously written down through a partial charge off, to their net realizable value.

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

Other Real Estate Owned. The fair value of the Company’s other real estate owned is determined on a nonrecurring basis using Level 3 inputs based on current and prior appraisals, estimates of costs to sell, and proprietary qualitative adjustments.

Goodwill. The fair value of the Company’s goodwill is reported on a nonrecurring basis when it has been adjusted to fair value. The values of the Company’s reporting units are determined using Level 3 inputs based on discounted cash flow and market multiple models.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	December 31, 2011
	Fair Value Measurements Using			Total Fair Value
(Amounts in thousands)	Level 1	Level 2	Level 3
Available-for-sale securities:
States and political subdivisions	$—	$137,815	$—	$137,815
Single issue trust preferred securities	—	40,244	—	40,244
Corporate FDIC insured securities	—	13,718	—	13,718
Agency MBS	—	280,102	—	280,102
Non-Agency Alt-A residential MBS	—	10,030	—	10,030
Equity securities	501	20	—	521

Total available-for-sale securities	$501	$481,929	$—	$482,430

Deferred compensation assets	$3,210	$—	$—	$3,210

Derivative assets
Interest rate lock commitments	$—	$135	$—	$135

Total derivative assets	$—	$135	$—	$135

Deferred compensation liabilities	$3,210	$—	$—	$3,210

Derivative liabilities
Interest rate swap	$—	$—	$—	$—
Interest rate lock commitments	—	6		6

Total derivative liabilities	$—	$6	$—	$6

	December 31, 2010
(Amounts in thousands)	Level 1	Level 2	Level 3	Total Fair Value

Available-for-sale securities:
U.S. Government agency securities	$—	$9,832	$—	$9,832
States and political subdivisions	—	176,138	—	176,138
Single issue trust preferred securities	—	41,244	—	41,244
Pooled trust preferred securities	—	264	—	264
Corporate FDIC insured securities	—	25,660	—	25,660
Agency MBS	—	215,013	—	215,013
Non-Agency Alt-A residential MBS	—	11,277	—	11,277
Equity securities	616	20	—	636

Total available-for-sale securities	$616	$479,448	$—	$480,064

Deferred compensation assets	$3,192	$—	$—	$3,192

Derivative assets
Interest rate lock commitments	$—	$28	$—	$28

Total derivative assets	$—	$28	$—	$28

Deferred compensation liabilities	$3,192	$—	$—	$3,192

Derivative liabilities
Interest rate swap	$—	$31	$—	$31
Interest rate lock commitments	—	59	—	59

Total derivative liabilities	$—	$90	$—	$90

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents additional information about financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, for which Level 3 inputs are utilized to determine fair value. There were no financial assets or liabilities measured at fair value on a recurring basis that utilized Level 3 inputs to determine fair value during 2011.

Fair Value Measurements Using Significant Unobservable Inputs
Available-for-Sale Securities
Pooled Trust Preferred Securities
(Amounts in thousands)	December 31, 2010
Beginning balance	$1,648
Transfers into Level 3	—
Transfers out of Level 3	(3,574)
Total gains or losses
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	1,926
Purchases, issuances, sales, and settlements
Purchases	—
Issuances	—
Sales	—
Settlements	—

Ending balance	$—

During the first quarter of 2010, the Company changed the fair value of pooled trust preferred securities from Level 3 to Level 2 pricing resulting in a transfer of $3.57 million out of Level 3. The Company was successful in obtaining a quote from a qualified market participant, and although the market for these securities is increasing it still remains inactive.

Nonrecurring Fair Value Measurements

Certain financial and nonfinancial assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as, when there is evidence of impairment. Items subject to nonrecurring fair value adjustments were as follows:

	December 31, 2011
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans	$—	$—	$8,528	$8,528
Restructured loans	—	—	6,318	6,318
Other real estate owned	—	—	5,914	5,914
Goodwill — insurance agencies	—	—	9,405	9,405

	December 31, 2010
	Fair Value Measurements Using			Total Fair Value
	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans	$—	$—	$10,906	$10,906
Restructured loans	—	—	5,771	5,771
Other real estate owned	—	—	4,910	4,910
Goodwill — insurance agencies	—	—	11,943	11,943

The fair value of goodwill on a nonrecurring basis at December 31, 2011 and 2010, consisted of the carrying value at the insurance reporting unit after impairment charges of $1.24 million and $1.04 million, respectively.

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

	December 31, 2011		December 31, 2010
	Carrying		Carrying
(Amounts in thousands)	Amount	Fair Value	Amount	Fair Value
Assets
Cash and cash equivalents	$47,294	$47,294	$112,189	$112,189
Investment securities	485,920	485,962	484,701	484,768
Loans held for sale	5,820	5,877	4,694	4,700
Loans held for investment less allowance	1,369,862	1,386,419	1,359,724	1,370,173
Accrued interest receivable	6,193	6,193	7,675	7,675
Bank owned life insurance	44,356	44,356	42,241	42,241
Derivative financial assets	135	135	28	28
Deferred compensation assets	3,210	3,210	3,192	3,192

Liabilities
Demand deposits	$240,268	$240,268	$205,151	$205,151
Interest-bearing demand deposits	275,156	275,156	262,420	262,420
Savings deposits	394,707	394,707	426,547	426,547
Time deposits	633,336	641,604	726,837	735,332
Securities sold under agreements to repurchase	129,208	136,359	140,894	161,100
Accrued interest payable	2,554	2,554	3,264	3,264
FHLB and other indebtedness	165,933	183,722	191,193	203,539
Derivative financial liabilities	6	6	90	90
Deferred compensation liabilities	3,210	3,210	3,192	3,192

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

Cash and Cash Equivalents. The book values of cash and due from banks and federal funds sold and purchased are considered to be equal to fair value as a result of the short-term nature of these items.

Investment Securities and Deferred Compensation Assets and Liabilities. Fair values are determined in the same manner as described above.

Loans: The estimated fair value of loans held for investment is measured based upon discounted future cash flows using current rates for similar loans. No estimate for market illiquidity has been made. Loans held for sale are recorded at lower of cost or estimated fair value. The fair value of loans held for sale is determined based upon the market sales price of similar loans.

Accrued Interest Receivable and Payable. The book value is considered to be equal to the fair value due to the short-term nature of the instrument.

Bank-owned Life Insurance. The fair value is determined by stated contract values.

Derivative Financial Instruments. The estimated fair value of derivative financial instruments is based upon the current market price for similar instruments.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deposits and Securities Sold Under Agreements to Repurchase. Deposits without a stated maturity, including demand, interest-bearing demand, and savings accounts, are reported at their carrying value. No value has been assigned to the franchise value of these deposits. For other types of deposits and repurchase agreements with fixed maturities and rates, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on instruments with similar characteristics and maturities.

FHLB and Other Indebtedness. Fair value has been estimated based on interest rates currently available to the Company for borrowings with similar characteristics and maturities. The fair value for trust preferred obligations has been estimated based on credit spreads seen in the marketplace for like issues.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees. The amount of off-balance sheet commitments to extend credit, standby letters of credit, and financial guarantees is considered equal to fair value. Because of the uncertainty involved in attempting to assess the likelihood and timing of commitments being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the given value of the commitment.

Note 17.	Comprehensive Income

The components of the Company’s comprehensive income, net of deferred income taxes, for the three years ended December 31, 2011, were as follows:

	2011	2010	2009
(Amounts in thousands)
Net income (loss)	$20,028	$21,847	$(38,696)
Other comprehensive income
Unrealized (loss) gain on securities available-for-sale with other-than-temporary impairment	(1,247)	194	(28)
Unrealized gain (loss) on securities available-for-sale without other-than-temporary impairment	12,948	8,419	(9,351)
Reclassification adjustment for (gains) losses recognized in earnings	(5,264)	(8,273)	11,673
Reclassification adjustment for credit related other-than-temporary impairments recognized in earnings	2,285	185	78,863
Cumulative effect of change in accounting principle	—	—	(9,771)
Unrealized gain on derivative securities	30	2,078	1,073
Change related to employee benefit plans	(1,004)	(273)	(752)
Income tax effect	(2,886)	(868)	(26,711)

Total other comprehensive income	4,862	1,462	44,996

Comprehensive income	$24,890	$23,309	$6,300

The components of the Company’s accumulated other comprehensive loss, net of income taxes, as of December 31, 2011 and 2010, were as follows:

	Unrealized	Unrealized Loss	Benefit	Accumulated Other Comprehensive Loss
	Loss	on Cash Flow	Plan
	on Securities	Hedge Derivative	Liability
(Amounts in thousands)
December 31, 2011	$(5,741)	$—	$(1,587)	$(7,328)

December 31, 2010	$(11,213)	$(20)	$(957)	$(12,190)

December 31, 2009	$(11,543)	$(1,323)	$(786)	$(13,652)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18.	Parent Company Financial Information

Condensed financial information related to First Community Bancshares, Inc. as of December 31, 2011 and 2010, and for each of the years ended December 31, 2011, 2010, and 2009, is as follows:

Condensed Balance Sheets	2011	2010
(Amounts in thousands)
Assets
Cash	$17,694	$11,706
Securities available for sale	7,657	9,663
Investment in subsidiary	291,547	266,673
Other assets	5,014	4,325

Total assets	$321,912	$292,367

Liabilities
Other liabilities	$719	$7,025
Long-term debt	15,464	15,464

Total liabilities	16,183	22,489
Stockholders’ Equity
Preferred stock	18,921	—
Common stock	18,083	18,083
Additional paid-in capital	188,118	189,239
Retained earnings	92,173	79,844
Treasury stock	(5,721)	(6,740)
Accumulated other comprehensive loss	(5,845)	(10,548)

Total stockholders’ equity	305,729	269,878

Total liabilities and stockholders’ equity	$321,912	$292,367

Condensed Statements of Income	2011	2010	2009
(Amounts in thousands)
Cash dividends received from subsidiary bank	$—	$—	$4,027
Other income	2,227	2,134	3,774
Operating expense	(1,796)	(1,556)	(3,030)
Income tax expense	(150)	(223)	(2,691)
Equity in undistributed earnings (loss) of subsidiary	19,747	21,492	(40,776)

Net income (loss)	20,028	21,847	(38,696)
Dividends on preferred stock	703	—	2,160

Net income (loss) available to common shareholders	$19,325	$21,847	$(40,856)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows	2011	2010	2009
(Amounts in thousands)
Cash flows from operating activities
Net income (loss)	$20,028	$21,847	$(38,696)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of subsidiary	(19,747)	(21,492)	40,776
(Gain) loss on sale of securities	(139)	1	60
(Increase) decrease in other assets	(1,529)	238	661
(Decrease) increase in other liabilities	(5,748)	6,715	881
Other, net	776	(82)	1,081

Net cash (used in) provided by operating activities	(6,359)	7,227	4,763

Cash flows from investing activities
Purchase of securities available for sale	(6)	—	(931)
Proceeds from sale of securities available for sale	2,636	535	4,402
Investment in subsidiary	(570)	(7,500)	(10,000)
Other, net	—	—	1,000

Net cash provided by (used in) investing activities	2,060	(6,965)	(5,529)

Cash flows from financing activities
Redemption of preferred stock	—	—	(41,500)
Proceeds from the exercise of stock options	32	29	21
Net proceeds from the issuance of common stock	—	—	61,668
Net proceeds from the issuance of preferred stock	18,802	—	—
Repurchase of treasury stock	(904)	—	(167)
Repurchase of common stock warrants	(30)	—	—
Preferred dividends paid	(558)	—	(1,116)
Common dividends paid	(7,155)	(7,121)	(4,619)
Other, net	100	1,110	1,867

Net cash provided by (used in) financing activities	10,287	(5,982)	16,154

Net increase (decrease) in cash and cash equivalents	5,988	(5,720)	15,388
Cash and cash equivalents at beginning of year	11,706	17,426	2,038

Cash and cash equivalents at end of year	$17,694	$11,706	$17,426

Note 19.	Segment Information

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth information about the reportable operating segments and reconciliation of this information to the consolidated financial statements at and for the years ended December 31, 2011, 2010, and 2009:

	December 31, 2011
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(Amounts in thousands)
Net interest income (expense)	$72,374	$(100)	$(245)	$72,029
Provision for loan losses	9,047	—	—	9,047
Noninterest income	29,663	6,327	(456)	35,534
Noninterest expense	62,942	6,850	(877)	68,915

Income (loss) before income taxes	30,048	(623)	176	29,601
Provision for income tax expense	9,325	194	54	9,573

Net income (loss)	20,723	(817)	122	20,028
Dividends on preferred stock	—	—	703	703

Net income (loss) available to common shareholders	$20,723	$(817)	$(581)	$19,325

End of period goodwill and other intangibles	$77,977	$9,405	$—	$87,382

End of period assets	$2,144,104	$11,465	$9,220	$2,164,789

	December 31, 2010
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(Amounts in thousands)
Net interest income (expense)	$74,072	$(125)	$(90)	$73,857
Provision for loan losses	14,757	—	—	14,757
Noninterest income	34,132	6,816	(440)	40,508
Noninterest expense	63,983	6,856	(896)	69,943

Income (loss) before income taxes	29,464	(165)	366	29,665
Provision for income tax expense	7,308	345	165	7,818

Net income (loss) available to common shareholders	$22,156	$(510)	$201	$21,847

End of period goodwill and other intangibles	$78,696	$11,943	$—	$90,639

End of period assets	$2,227,760	$12,445	$4,033	$2,244,238

	December 31, 2009
	Community	Insurance	Parent/
	Banking	Services	Elimination	Total
(Amounts in thousands)
Net interest income (expense)	$69,364	$(73)	$(39)	$69,252
Provision for loan losses	15,801	—	—	15,801
Noninterest income	(60,839)	7,427	(265)	(53,677)
Noninterest expense	61,523	6,139	(1,038)	66,624

(Loss) income before income taxes	(68,799)	1,215	734	(66,850)
Provision for income tax (benefit) expense	(30,568)	506	1,908	(28,154)

Net (loss) income available to common shareholders	$(38,231)	$709	$(1,174)	$(38,696)

End of period goodwill and other intangibles	$79,419	$11,642	$—	$91,061

End of period assets	$2,247,396	$12,230	$13,657	$2,273,283

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 20.	Supplemental Financial Data (Unaudited)

The following tables present quarterly earnings for the years ended December 31, 2011 and 2010:

	Quarter Ended
2011	March 31	June 30	Sept 30	Dec 31
(Amounts in thousands, except per share data)
Interest income	$24,590	$23,335	$23,050	$23,201
Interest expense	6,315	5,581	5,316	4,935

Net interest income	18,275	17,754	17,734	18,266
Provision for loan losses	1,612	3,079	1,920	2,436

Net interest income after provision for loan losses	16,663	14,675	15,814	15,830
Other income	7,663	8,139	7,888	6,580
Net securities gains	1,836	3,224	178	26
Other expenses	18,063	17,738	16,060	17,054

Income before income taxes	8,099	8,300	7,820	5,382
Income tax	2,348	2,572	2,502	2,151

Net income	5,751	5,728	5,318	3,231
Dividends on preferred stock	—	131	286	286

Net income available to common shareholders	$5,751	$5,597	$5,032	$2,945

Per share:
Basic earnings	$0.32	$0.31	$0.28	$0.16
Diluted earnings	$0.32	$0.31	$0.28	$0.17
Dividends	$0.10	$0.10	$0.10	$0.10

Weighted average basic shares outstanding	17,868	17,896	17,897	17,849

Weighted average diluted shares outstanding	17,887	18,534	19,206	19,159

	Quarter Ended
2010	March 31	June 30	Sept 30	Dec 31
(Amounts in thousands, except per share data)
Interest income	$26,612	$26,155	$25,840	$24,975
Interest expense	7,993	7,613	7,243	6,876

Net interest income	18,619	18,542	18,597	18,099
Provision for loan losses	3,665	3,596	3,810	3,686

Net interest income after provision for loan losses	14,954	14,946	14,787	14,413
Other income	8,328	7,703	8,364	7,840
Net securities gains	250	1,201	2,574	4,248
Other expenses	16,072	16,598	17,429	19,844

Income before income taxes	7,460	7,252	8,296	6,657
Income tax	2,182	2,121	1,743	1,772

Net income available to common shareholders	$5,278	$5,131	$6,553	$4,885

Per share:
Basic earnings	$0.30	$0.29	$0.37	$0.27
Diluted earnings	$0.30	$0.29	$0.37	$0.27
Dividends	$0.10	$0.10	$0.10	$0.10

Weighted average basic shares outstanding	17,766	17,787	17,808	17,846

Weighted average diluted shares outstanding	17,784	17,805	17,833	17,892

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 21.	Subsequent Events

On March 1, 2012, the Company and Peoples Bank of Virginia (“Peoples”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Peoples will be merged with and into the Company, with the Company as the surviving entity (the “Merger”). Pursuant to the terms of the Merger Agreement, Peoples shareholders will receive $6.08 in cash and 1.07 shares of the Company’s Common Stock for each share of Peoples common stock. The Merger Agreement has been approved by the boards of directors of both the Company and Peoples. The Merger is subject to customary closing conditions, including regulatory approval and Peoples shareholder approval.

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and its Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 2, 2012

- Management’s Assessment of Internal Control over Financial Reporting -

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2011.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 2nd day of March, 2012.

/s/ John M. Mendez	/s/ David D. Brown

John M. Mendez	David D. Brown
President and Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2011, and our report, dated March 2, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 2, 2012

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this Annual Report on Form 10-K, under the direction of the Company’s CEO and CFO, the Company has evaluated the disclosure controls and procedures currently in effect. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective.

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

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers will be set forth under the headings of “Election of Directors,” “Continuing Incumbent Directors,” and “Non-Director Executive Officers” of the Proxy Statement relating to the 2012 Annual Meeting of Stockholders (the “2012 Annual Meeting”) to be held on April 24, 2012, and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2012 Annual Meeting and is incorporated herein by reference.

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

Information relating to the Audit Committee and the Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee and the Audit Committee Financial Expert will be set forth under the heading “Report of the Audit Committee” of the Proxy Statement relating to the 2012 Annual Meeting and is incorporated herein by reference.

Since the last annual report on Form 10-K, filed on March 11, 2011, the Company has not made any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

Franklin P. Hall

Businessman; Senior Partner, Hall & Hall Family Law Firm; Former Commissioner, Virginia Department of Alcoholic Beverage Control; Former Chairman, The CommonWealth Bank; Former Minority Leader, Virginia House of Delegates

Richard S. Johnson

Chairman, President, and CEO, The Wilton Companies

I. Norris Kantor

Of Counsel, Katz, Kantor & Perkins, Attorneys at Law; Board of Governors, Bluefield State College

John M. Mendez

President and Chief Executive Officer, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank

Robert E. Perkinson, Jr.

Past Vice President-Operations, MAPCO Coal, Inc. – Virginia Region

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

Robert L. Schumacher
General Counsel

BOARD OF DIRECTORS, FIRST COMMUNITY BANK

W. C. Blankenship, Jr.

Agent, State Farm Insurance

Juanita G. Bryan

Homemaker

Robert L. Buzzo

Vice President and Secretary, First Community Bancshares, Inc.; President, First Community Bank

C. William Davis

Attorney at Law, Richardson & Davis

Samuel L. Elmore

Senior Vice President – Commercial Lending for Raleigh County, W.Va. Market, First Community Bank

T. Vernon Foster

President of J. La’Verne Print Communications; Past Director, TriStone Community Bank; Director of Business Solutions, University of Louisville, College of Business

Franklin P. Hall

Businessman; Senior Partner, Hall & Hall Family Law Firm; Former Commissioner, Virginia Department of Alcoholic Beverage Control; Former Chairman, The CommonWealth Bank; Former Minority Leader, Virginia House of Delegates

Richard S. Johnson

Chairman, President, and CEO, The Wilton Companies

I. Norris Kantor

Of Counsel, Katz, Kantor & Perkins, Attorneys at Law; Board of Governors, Bluefield State College

John M. Mendez

President and Chief Executive Officer, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank

Robert E. Perkinson, Jr.

Past Vice President-Operations, MAPCO Coal, Inc. – Virginia Region

William P. Stafford President, Princeton Machinery Service, Inc. William P. Stafford, II Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC	Frank C. Tinder President, Tinder Enterprises, Inc. and Tinco Leasing Corporation; Realtor, Premier Realty Dale F. Woody President, Woody Lumber Company

ITEM 11.	Executive Compensation.

The information called for by Item 11 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Compensation Discussion and Analysis” of the Proxy Statement relating to the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appears under the heading of “Information on Stock Ownership” of the Proxy Statement relating to the 2012 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2011, is included in the table which follows.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	92,074	$19.48	67,569
Equity compensation plans not approved by security holders	393,469	$20.74	49,841

Total	485,543		117,410

For additional information regarding equity compensation plans, see “Note 11 – Equity-Based Compensation” of the Notes to Consolidated Financial Statements in Item 8 herein.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Related Person Transactions” of the Proxy Statement relating to the 2012 Annual Meeting and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.

The information called for by Item 14 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Independent Registered Public Accounting Firm” of the Proxy Statement relating to the 2012 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	Documents Filed as a Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 herein:

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc. (1)

3(ii)	Amended and Restated Bylaws of First Community Bancshares, Inc. (14)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (11)

4.3	Amended and Restated Declaration of Trust of FCBI Capital Trust dated September 25, 2003. (11)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (11)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (16)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Contracts (2) and Plan. (4)

10.1.1**	Amendment to First Community Bancshares, Inc. 1999 Stock Option Plan, as amended. (15)

10.2**	First Community Bancshares, Inc. 2001 Non-Qualified Directors’ Stock Option Plan. (5)

10.3**	Amended and Restated Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and John M. Mendez (6) and Waiver Agreement. (22)

10.4**	First Community Bancshares, Inc. 2000 Executive Retention Plan (19) and Amendment #1. (23)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (8)

10.6**	First Community Bancshares, Inc. 2001 Directors’ Supplemental Retirement Plan, as amended. (17)

10.7**	First Community Bancshares, Inc. Wrap Plan. (7)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors and Certain Executive Officers. (9)

10.10**	Form of Indemnification Agreement between First Community Bank, N. A, its Directors and Certain Executive Officers. (9)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (10) and Form of Award Agreement. (12)

10.14**	First Community Bancshares, Inc. Directors’ Deferred Compensation Plan. (7)

10.19**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and David D. Brown. (18)

10.20**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and Robert L. Buzzo. (21)

10.21**	Employment Agreement dated December 16, 2008, between First Community Bancshares, Inc. and E. Stephen Lilly. (21)

10.22**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Gary R. Mills. (21)

10.23**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Martyn A. Pell. (21)

10.24**	Employment Agreement dated December 16, 2008, between First Community Bank, N. A. and Robert L. Schumacher. (21)

10.25**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Simpson O. Brown. (20)

10.26**	Employment Agreement dated July 31, 2009, between First Community Bank, N. A. and Mark R. Evans. (20)

11	Statement Regarding Computation of Earnings Per Share. (13)

12*	Statement Regarding Computation of Ratios.

21	Subsidiaries of Registrant. (24)

23.1*	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm for First Community Bancshares, Inc.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the period ended December 31, 2011, are deemed not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference.

*	Furnished herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Annual Report on Form 10-K for the annual period ended December 31, 2011 of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; (ix) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009; and (v) Notes to Consolidated Financial Statements.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed August 16, 2010.
(2)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed August 14, 2002.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed March 25, 2003, and amended March 31, 2003.
(4)	Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 1999, filed March 30, 2000, as amended April 13, 2000.
(5)	The option agreements entered into pursuant to the 1999 Stock Option Plan and the 2001 Non-Qualified Directors’ Stock Option Plan are incorporated by reference from the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed August 14, 2002.
(6)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008. The Registrant has entered into substantially identical agreements with Robert L. Buzzo and E. Stephen Lilly, with the only differences being with respect to title and salary.
(7)	Incorporated by reference from the Current Report on Form 8-K dated August 22, 2006, filed August 23, 2006.
(8)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed April 4, 2000, and amended April 13, 2000.
(9)	Form of indemnification agreement entered into by the Company and by First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed March 15, 2004, and amended May 19, 2004.

(10)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy filed March 15, 2004.
(11)	Incorporated by reference from the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed November 10, 2003.
(12)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed August 6, 2004.
(13)	Incorporated by reference from “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 herein.
(14)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated May 27, 2008, filed May 30, 2008.
(15)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed May 7, 2004.
(16)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed May 23, 2011.
(17)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed December 17, 2010.
(18)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(19)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed January 5, 2009.
(20)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed April 3, 2009.
(21)	Incorporated by reference from the Current Report on Form 8-K dated and filed July 6, 2009.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed December 17, 2010.
(23)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed December 17, 2010.
(24)	Incorporated by reference from “Business – Corporate Overview” of the Annual Report on Form 10-K in Item 1 herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of March, 2012.

First Community Bancshares, Inc.

(Registrant)

By:	/s/ John M. Mendez	By:	/s/ David D. Brown

	John M. Mendez		David D. Brown
	President and Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John M. Mendez	Director, President and Chief Executive Officer	March 2, 2012

John M. Mendez

/s/ David D. Brown	Chief Financial Officer	March 2, 2012

David D. Brown

/s/ Franklin P. Hall	Director	March 2, 2012

Franklin P. Hall

/s/ Richard S. Johnson	Director	March 2, 2012

Richard S. Johnson

/s/ Robert E. Perkinson, Jr.	Director	March 2, 2012

Robert E. Perkinson, Jr.

/s/ William P. Stafford	Director	March 2, 2012

William P. Stafford

/s/ William P. Stafford, II	Chairman of the Board of Directors	March 2, 2012

William P. Stafford, II