Form 10-Q
period 2012-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2012-05-04
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Class – Common Stock, $1.00 Par Value; 17,850,176 shares outstanding as of May 1, 2012

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(Amounts in thousands, except per share data)	(Unaudited)
Assets
Cash and due from banks	$36,555	$34,578
Federal funds sold	61,328	1,909
Interest-bearing deposits in banks	11,729	10,807

Total cash and cash equivalents	109,612	47,294
Securities available-for-sale	478,352	482,430
Securities held-to-maturity	2,874	3,490
Loans held for sale	3,522	5,820
Loans held for investment, net of unearned income	1,386,525	1,396,067
Less allowance for loan losses	25,800	26,205

Loans held for investment, net	1,360,725	1,369,862
Property, plant, and equipment, net	54,616	54,721
Other real estate owned	3,829	5,914
Interest receivable	5,886	6,193
Goodwill	83,056	83,056
Intangible assets	4,093	4,326
Other assets	96,704	101,683

Total assets	$2,203,269	$2,164,789

Liabilities
Deposits:
Noninterest-bearing	$253,352	$240,268
Interest-bearing	1,326,398	1,303,199

Total deposits	1,579,750	1,543,467
Interest, taxes, and other liabilities	23,203	20,452
Securities sold under agreements to repurchase	124,266	129,208
FHLB advances	150,000	150,000
Other borrowings	15,925	15,933

Total liabilities	1,893,144	1,859,060

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 18,921 shares issued at March 31, 2012, and December 31, 2011	18,921	18,921
Common stock, $1 par value; 50,000,000 shares authorized; 18,082,822 shares issued at March 31, 2012 and December 31, 2011; 233,446 shares in treasury at March 31, 2012, and December 31, 2011	18,083	18,083
Additional paid-in capital	188,149	188,118
Retained earnings	97,588	93,656
Treasury stock, at cost	(5,721)	(5,721)
Accumulated other comprehensive loss	(6,895)	(7,328)

Total stockholders’ equity	310,125	305,729

Total liabilities and stockholders’ equity	$2,203,269	$2,164,789

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2012	2011
Interest income
Interest and fees on loans held for investment	$19,368	$20,455
Interest on securities — taxable	2,079	2,533
Interest on securities — nontaxable	1,196	1,533
Interest on deposits in banks	39	69

Total interest income	22,682	24,590

Interest expense
Interest on deposits	2,405	3,880
Interest on short-term borrowings	595	640
Interest on long-term borrowings	1,705	1,795

Total interest expense	4,705	6,315

Net interest income	17,977	18,275
Provision for loan losses	922	1,612

Net interest income after provision for loan losses	17,055	16,663

Noninterest income
Wealth management income	894	894
Service charges on deposit accounts	3,013	3,031
Other service charges and fees	1,585	1,406
Insurance commissions	1,576	1,943
Impairment losses on securities	—	(527)
Portion of losses recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	—	(527)
Net gain on sale of securities	51	1,836
Other operating income	872	916

Total noninterest income	7,991	9,499

Noninterest expense
Salaries and employee benefits	8,222	9,129
Occupancy expense of bank premises	1,526	1,647
Furniture and equipment	811	915
Amortization of intangible assets	233	259
FDIC premiums and assessments	322	878
FHLB debt prepayment fees	—	471
Merger related expense	163	—
Other operating expense	4,916	4,764

Total noninterest expense	16,193	18,063

Income before income taxes	8,853	8,099
Income tax expense	2,852	2,348

Net income	6,001	5,751
Dividends on preferred stock	283	—

Net income available to common shareholders	$5,718	$5,751

Basic earnings per common share	$0.32	$0.32
Diluted earnings per common share	$0.31	$0.32
Cash dividends per common share	$0.10	$0.10
Weighted average basic shares outstanding	17,849,376	17,867,853
Weighted average diluted shares outstanding	19,189,923	17,887,118

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2012	2011
Net income	$6,001	$5,751
Other comprehensive income, before tax
Available-for-sale securities:
Unrealized gains on securities available-for-sale with other-than-temporary impairment	209	943
Unrealized gains on securities available-for-sale without other-than-temporary impairment	495	6,092
Less: reclassification adjustment for gains realized in net income	(51)	(1,836)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	—	527

Unrealized gains on available-for-sale securities in OCI	653	5,726
Defined benefit plans:
Less: reclassification adjustment for amortization in net prior service cost	43	—

Unrealized gains on benefit plans	43	—
Derivative securities:
Unrealized gains on derivative securities	—	30

Other comprehensive income (loss), before tax	696	5,756
Income tax expense related to items of other comprehensive income	(263)	(2,144)

Other comprehensive income, net of tax	433	3,612

Total comprehensive income	$6,434	$9,363

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2011	$—	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878
Comprehensive income
Net income	—	—	—	5,751	—	—	5,751
Other comprehensive income	—	—	—	—	—	3,612	3,612

Comprehensive income, net of tax	—	—	—	5,751	—	3,612	9,363

Common dividends declared — $0.10 per share	—	—	—	(1,787)	—	—	(1,787)
Equity-based compensation expense	—	—	9	—	—	—	9
Common stock options exercised — 2,969 shares	—	—	(60)	—	92	—	32
Issuance of treasury stock to 401(k) plan — 25,595 shares	—	—	(446)	—	797	—	351

Balance March 31, 2011	$—	$18,083	$188,742	$85,450	$(5,851)	$(8,578)	$277,846

Balance January 1, 2012	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729
Comprehensive income
Net income	—	—	—	6,001	—	—	6,001
Other comprehensive income	—	—	—	—	—	433	433

Comprehensive income, net of tax	—	—	—	6,001	—	433	6,434

Common dividends declared — $0.10 per share	—	—	—	(1,786)	—	—	(1,786)
Preferred dividends declared — $14.96 per share	—	—	—	(283)	—	—	(283)
Equity-based compensation expense	—	—	31	—	—	—	31

Balance March 31, 2012	$18,921	$18,083	$188,149	$97,588	$(5,721)	$(6,895)	$310,125

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Amounts in thousands)	2012	2011
Operating activities
Net income	$6,001	$5,751
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	922	1,612
Depreciation and amortization of property, plant, and equipment	937	1,010
Accretion of discounts and premiums on investments	467	599
Amortization of intangible assets	233	259
Gain on sale of loans	(239)	(255)
Equity-based compensation expense	31	9
Contribution of treasury stock to 401(k) plan	—	351
Loss on sale of property, plant, and equipment	187	25
Gain on sale of securities	(51)	(1,836)
Net impairment losses recognized in earnings	—	527
Losses on payments of FHLB debt prepayment fees	—	471
Proceeds from sale of mortgage loans	19,163	11,517
Origination of mortgage loans	(16,626)	(9,182)
Decrease in accrued interest receivable	307	387
Decrease in other operating activities	8,318	1,835

Net cash provided by operating activities	19,650	13,080

Investing activities
Proceeds from sale of securities available-for-sale	10,051	80,384
Proceeds from maturities, prepayments, and calls of securities available-for-sale	21,232	11,937
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	620	115
Payments to acquire securities available-for-sale	(27,059)	(36,830)
Payments for loans	10,112	8,118
Payments for FHLB stock	(720)	—
Payments to acquire property, plant, and equipment	(833)	(1,113)
Proceeds from sale of property, plant, and equipment	2	175

Net cash provided by investing activities	13,405	62,786

Financing activities
Net increase in noninterest-bearing deposits	13,084	16,921
Net increase (decrease) in interest-bearing deposits	23,199	(859)
Payments for securities sold under agreements to repurchase	(4,942)	(1,422)
Repayments of long-term debt	(8)	(25,007)
Proceeds from stock options exercised	—	32
Payments of FHLB debt prepayment fees	—	(471)
Excess tax benefit from share-based compensation	—	5
Payments of common dividends	(1,786)	(1,787)
Payments of preferred dividends	(284)	—

Net cash provided by (used in) financing activities	29,263	(12,588)

Increase in cash and cash equivalents	62,318	63,278
Cash and cash equivalents at beginning of period	47,294	112,189

Cash and cash equivalents at end of period	$109,612	$175,467

Supplemental information — noncash items
Transfer of other real estate	$1,027	$1,763

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. General

The accompanying unaudited condensed consolidated financial statements of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation have been made. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full calendar year. The Company has made certain reclassifications of prior period information necessary to conform to the current period presentation. These reclassifications had no effect on the Company’s financial position, results of operations, or stockholders’ equity.

The condensed consolidated balance sheet as of December 31, 2011, has been derived from the audited consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K (the “2011 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2012. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Form 10-K.

The Company operates in one business segment, Community Banking. The Community Banking segment consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services. Prior to March 31, 2012, insurance services were reported as a separate operating segment. During the first quarter of 2012, management determined, in accordance with ASC 280-10-50, that the Insurance Services segment no longer met the quantitative requirements for disclosure due to the sale of certain agencies during the third quarter of 2011. The operations of the Insurance Services segment were reasonably similar to the Community Banking segment; therefore, the two segments have been aggregated for disclosure purposes in the condensed consolidated financial statements. Prior periods have been restated to reflect the Company’s one operating segment, Community Banking.

Significant Accounting Policies

The following significant accounting policies are in addition to those included in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements in Part II, Item 8, “Financial and Supplementary Data,” of the Company’s 2011 Form 10-K. Additional discussion of the Company’s application of critical accounting estimates is included within “Application of Critical Accounting Estimates” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein.

Impaired Loans

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

A third party evaluation is typically received within thirty to forty-five days of the completion of the internal evaluation. Once received, the third party evaluation is reviewed for reasonableness. Once the evaluation is reviewed and accepted, discounts to fair market value are applied based upon such factors as the bank’s historical liquidation experience of like collateral, and an estimated net realizable value is established. That estimated net realizable value is then compared with the outstanding loan balance to determine the amount of specific impairment reserve. The specific impairment reserve, if necessary, is adjusted to reflect the results of the updated evaluation. A specific impairment reserve is generally maintained on impaired loans during the time period while awaiting receipt of the third party evaluation, as well as on impaired loans that continue to make some form of payment and liquidation is not imminent. Impaired loans not meeting the aforementioned criteria and that do not have a specific impairment reserve have usually been previously written down through a partial charge-off to their net realizable value.

The Company’s Special Assets staff assumes the management and monitoring of all loans determined to be impaired. While awaiting the completion of the third party appraisal the Company generally begins to complete the tasks necessary to gain control of the collateral and prepare for liquidation including, but not limited to, engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate. Special Assets staff also regularly reviews the relationship to identify any potential adverse developments during this time.

Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan less the specific reserve is any downward adjustment to the appraised value that the Company determines appropriate. These differences are generally comprised of costs to sell the property, as well as a deflator for the devaluation of property seen when banks are the sellers, and the Company deemed these adjustments as fair value adjustments.

Acquired Impaired Loans

Loans acquired in a business combination are recorded at estimated fair value on their purchase date. Under applicable accounting standards, it is not appropriate to carry over a valuation allowance for loan losses at the time of acquisition when the acquired loans have evidence of credit quality deterioration. Evidence of credit quality deterioration, as of the purchase date, may include measures such as credit scores, decline in collateral values, and past due and nonaccrual status. For loans acquired with deteriorated credit quality the difference at acquisition between contractually required payments and the cash flows expected to be collected is referred to as the nonaccretable difference, which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows generally result in a provision for loan losses. Subsequent increases to expected cash flows result in a reversal of the provision for loan losses, to the extent of prior charges or a reversal of the nonaccretable difference, with a positive impact on interest income prospectively. Further, any excess cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Acquired performing loans are recorded at fair value, including a credit component. The fair value adjustment is accreted as an adjustment to yield over the estimated life of the loan. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration of these loans after acquisition.

Recent Accounting Pronouncements

In September 2011, FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which simplifies how an entity tests goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is necessary to perform additional impairment testing. The Company adopted the provisions of the guidance during the first quarter of 2012. The adoption of the guidance had no impact on the Company’s financial statements.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removed the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate, but consecutive, statements. The guidance does not change the items that must be reported in other comprehensive income (“OCI”). The Company adopted the provisions of the guidance during the first quarter of 2012 to present two separate, but consecutive, statements. The adoption of the guidance resulted in the inclusion of a separate statement, “Condensed Consolidated Statements of Comprehensive Income,” immediately proceeding the “Condensed Consolidated Statements of Income” in “Financial Statements” presented above.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRS,” which provides largely identical guidance about fair value measurement and disclosure requirements for International Financial Reporting Standards (“IFRS”) and GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The Company adopted the provisions of the guidance during the first quarter of 2012. The adoption of the guidance had no significant impact on the Company’s financial statements other than increased disclosure. See Note 11, “Fair Value,” for the additional disclosures.

In April 2011, FASB issued ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements,” which simplifies the accounting for financial assets transferred under repurchase agreements and similar arrangements by eliminating the transferor’s ability criteria from the assessment of effective control over those assets, as well as the related implementation guidance. The Company adopted the provisions of the guidance during the first quarter of 2012. The adoption of the guidance had no impact on the Company’s financial statements.

Note 2. Earnings Per Common Share

Basic earnings per common share is determined by dividing net income available to common shareholders by the weighted average common shares outstanding. Diluted earnings per common share is determined by dividing net income by the weighted average common shares outstanding, including diluted shares for stock options, warrants, contingently issuable shares, and convertible preferred shares. The calculation for basic and diluted earnings per common share follows:

	Three Months Ended March 31,
	2012	2011
(Amounts in thousands, except share and per share data)
Net income	$6,001	$5,751
Dividends on preferred stock	283	—

Net income available to common shareholders	$5,718	$5,751
Weighted average common shares outstanding, basic	17,849,376	17,867,953
Diluted shares for stock options	34,998	10,266
Contingently issuable shares	—	8,899
Convertible preferred shares	1,305,549	—

Weighted average common shares outstanding, diluted	19,189,923	17,887,118

Basic earnings per common share	$0.32	$0.32
Diluted earnings per common share	$0.31	$0.32

For the three months ended March 31, 2012, and March 31, 2011, options and warrants to purchase 451,915 shares and 483,558 shares, respectively, of Common Stock were outstanding but not included in the computation of diluted earnings per common share because their effect would be antidilutive.

The 18,921 shares of the Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carry a 6% dividend rate. Each share is convertible into 69 shares of the Company’s Common Stock at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014.

Note 3. Business Combinations

On March 1, 2012, the Company signed a definitive merger agreement providing for the acquisition of Peoples Bank of Virginia (“Peoples”), a state-chartered commercial bank headquartered in Richmond, Virginia. Under the terms of the merger agreement, which has been unanimously approved by the boards of directors of both companies, shareholders of Peoples will receive $6.08 in cash and 1.07 shares of the Company’s Common Stock for each share of Peoples’ common stock resulting in a purchase price of approximately $40.6 million. The transaction is anticipated to close during the third quarter of 2012 after receipt of regulatory approvals, the approval of Peoples’ shareholders, and other closing conditions. Peoples was established in 2002, operates four branches in the Richmond, Virginia area, and as of December 31, 2011, had $286 million in assets, $181 million in loans, $246 million in deposits, and $39 million in common equity.

Note 4. Investment Securities

The amortized cost and estimated fair value of available-for-sale securities, including gross unrealized gains and losses, at March 31, 2012, and December 31, 2011, were as follows:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
(Amounts in thousands)
U.S. Treasury securities	$9,906	$—	$(98)	$9,808	$—
States and political subdivisions	135,481	6,047	(316)	141,212	—
Single issue trust preferred securities	55,664	—	(14,762)	40,902	—
Corporate FDIC insured securities	13,612	22	—	13,634	—
Mortgage-backed securities:
Agency	255,993	6,190	(143)	262,040	—
Non-Agency Alt-A residential	15,811	—	(5,573)	10,238	(5,573)

Total mortgage-backed securities	271,804	6,190	(5,716)	272,278	(5,573)
Equity securities	419	207	(108)	518	—

Total	$486,886	$12,466	$(21,000)	$478,352	$(5,573)

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
(Amounts in thousands)
States and political subdivisions	$131,498	$6,317	$—	$137,815	$—
Single issue trust preferred securities	55,649	—	(15,405)	40,244	—
Corporate FDIC insured securities	13,685	33	—	13,718	—
Mortgage-backed securities:
Agency	274,384	6,003	(285)	280,102	—
Non-Agency Alt-A residential	15,980	—	(5,950)	10,030	(5,950)

Total mortgage-backed securities	290,364	6,003	(6,235)	290,132	(5,950)
Equity securities	419	206	(104)	521	—

Total	$491,615	$12,559	$(21,744)	$482,430	$(5,950)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The amortized cost and estimated fair value of held-to-maturity securities, including gross unrealized gains and losses, at March 31, 2012, and December 31, 2011, were as follows:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
States and political subdivisions	$2,874	$34	$—	$2,908

Total	$2,874	$34	$—	$2,908

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
States and political subdivisions	$3,490	$42	$—	$3,532

Total	$3,490	$42	$—	$3,532

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2012, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
(Amounts in thousands)
Available-for-sale securities
Due within one year	$13,727	$13,750
Due after one year but within five years	17,521	18,258
Due after five years but within ten years	28,216	28,987
Due after ten years	155,199	144,561

	214,663	205,556
Mortgage-backed securities	271,804	272,278
Equity securities	419	518

Total	$486,886	$478,352

Held-to-maturity securities
Due within one year	$240	$244
Due after one year but within five years	2,634	2,664
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$2,874	$2,908

Available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer at March 31, 2012, and December 31, 2011 were as follows:

	March 31, 2012
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Treasury securities	$9,808	$(98)	$—	$—	$9,808	$(98)
States and political subdivisions	6,679	(316)	—	—	6,679	(316)
Single issue trust preferred securities	—	—	40,901	(14,762)	40,901	(14,762)
Mortgage-backed securities:
Agency	18,378	(133)	8,746	(10)	27,124	(143)
Non-Agency Alt-A residential	—	—	10,239	(5,573)	10,239	(5,573)

Total mortgage-backed securities	18,378	(133)	18,985	(5,583)	37,363	(5,716)
Equity securities	—	—	80	(108)	80	(108)

Total	$34,865	$(547)	$59,966	$(20,453)	$94,831	$(21,000)

	December 31, 2011
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
Single issue trust preferred securities	$—	$—	$40,244	$(15,405)	$40,244	$(15,405)
Mortgage-backed securities:
Agency	52,300	(285)	—	—	52,300	(285)
Non-Agency Alt-A residential	—	—	10,030	(5,950)	10,030	(5,950)

Total mortgage-backed securities	52,300	(285)	10,030	(5,950)	62,330	(6,235)
Equity securities	—	—	188	(104)	188	(104)

Total	$52,300	$(285)	$50,462	$(21,459)	$102,762	$(21,744)

There were no held-to-maturity securities in a continuous unrealized loss position at March 31, 2012, or December 31, 2011.

The carrying value of securities pledged to secure public deposits and for other purposes was $270.46 million and $288.80 million at March 31, 2012, and December 31, 2011, respectively.

The following table details the Company’s gross gains and gross losses realized from the sale of securities for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
(Amounts in thousands)
Gross realized gains	$89	$2,356
Gross realized losses	(38)	(520)

Net gain on sale of securities	$51	$1,836

At March 31, 2012, the combined depreciation in value of 41 individual securities in an unrealized loss position was 4.39% of the combined reported value of the aggregate securities portfolio. At December 31, 2011, the combined depreciation in value of 28 individual securities in an unrealized loss position was 4.51% of the combined reported value of the aggregate securities portfolio.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). The analysis differs depending upon the type of investment security being analyzed. For debt securities, the Company has determined that it does not intend to sell securities that are impaired and has asserted that it is not more likely than not that the Company will have to sell impaired securities before recovery of the impairment occurs. This determination is based upon the Company’s investment strategy for the particular type of debt security and its cash flow needs, liquidity position, capital adequacy, and interest rate risk position.

For nonbeneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. Nonbeneficial interest debt securities consist of U.S. treasury securities, states and political subdivisions, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of impairment and records any credit-related OTTI through earnings and noncredit-related OTTI through OCI. During the quarters ended March 31, 2012, and March 31, 2011, the Company incurred no OTTI charges related to nonbeneficial interest debt securities. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of corporate FDIC insured securities and mortgage-backed securities (“MBS”). An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the noncredit-related OTTI is accounted for in OCI. During the quarter ended March 31, 2012, the Company incurred no credit-related OTTI charges on beneficial interest debt securities. During the quarter ended March 31, 2011, the Company incurred credit-related OTTI charges on beneficial interest debt securities of $527 thousand related to a non-Agency MBS.

For the non-Agency Alt-A residential MBS, the Company uses a discounted cash flow model with the following assumptions: voluntary constant prepayment rate of 5%, a customized constant default rate scenario that assumes approximately 17% of the remaining underlying mortgages will default within three years, and a loss severity rate of 60%.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of the OTTI is recognized in OCI:

	Three Months Ended March 31,
	2012	2011
(Amounts in thousands)
Beginning balance (1)	$6,536	$4,251
Additions for credit losses on securities not previously recognized	—	—
Additions for credit losses on securities previously recognized	—	527
Reduction for increases in cash flows	—	—
Reduction for securities management no longer intends to hold to recovery	—	—
Reduction for securities sold/realized losses	—	—

Ending balance	$6,536	$4,778

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the quarters ended March 31, 2012 and 2011, the Company recognized no OTTI charges on equity securities.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”) and FRB of Richmond (“FRB Richmond”). The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding. FHLBA and FRB Richmond stock are reported as long-term investments in “Other assets” on the Company’s “Condensed Consolidated Balance Sheets.” At March 31, 2012, and December 31, 2011, the Company owned $11.54 million and $10.82 million, respectively, of FHLBA stock. The Company’s policy is to review the stock for impairment at each reporting period. During the three months ended March 31, 2012, the FHLBA paid quarterly dividends and announced that it will repurchase excess activity-based stock during the second quarter of 2012. Based on the Company’s review and publicly available information concerning the FHLBA, it believes that as of March 31, 2012, its FHLBA stock was not impaired. At March 31, 2012, and December 31, 2011, the Company owned $4.78 million of FRB Richmond stock.

Note 5. Loans

Loan Portfolio

Loans, net of unearned income, consisted of the following at March 31, 2012, and December 31, 2011:

	March 31, 2012		December 31, 2011
(Amounts in thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction — commercial	$19,593	1.41%	$35,482	2.54%
Land development	2,571	0.18%	2,902	0.21%
Other land loans	23,572	1.70%	23,384	1.67%
Commercial and industrial	80,637	5.82%	91,939	6.58%
Multi-family residential	78,815	5.68%	77,050	5.52%
Single family non-owner occupied	108,247	7.81%	106,743	7.65%
Non-farm, non-residential	356,029	25.68%	336,005	24.07%
Agricultural	1,607	0.12%	1,374	0.10%
Farmland	37,751	2.72%	37,161	2.66%

Total commercial loans	708,822	51.12%	712,040	51.00%
Consumer real estate loans
Home equity lines	109,751	7.91%	111,387	7.98%
Single family owner occupied	479,411	34.58%	473,067	33.89%
Owner occupied construction	17,995	1.30%	19,577	1.40%

Total consumer real estate loans	607,157	43.79%	604,031	43.27%
Consumer and other loans
Consumer loans	65,036	4.69%	67,129	4.81%
Other	5,510	0.40%	12,867	0.92%

Total consumer and other loans	70,546	5.09%	79,996	5.73%

Loans held for investment, net of unearned income	$1,386,525	100.00%	$1,396,067	100.00%

Loans held for sale	$3,522		$5,820

See Note 10, “Commitments and Contingencies,” for information concerning the Company’s off-balance sheet credit risk related to lending activities.

Acquired Impaired Loans

The following table presents the carrying balance of acquired impaired loans at the acquisition date and activity within those loans during the periods indicated. The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest.

	TriStone	Other	Total
(Amounts in thousands)
At acquisition date:
Contractually required payments receivable	$6,862	$8,790	$15,652
Nonaccretable difference	(1,670)	(2,488)	(4,158)

Cash flows expected to be collected	5,192	6,302	11,494
Accretable yield	(149)	(891)	(1,040)

Fair value at acquisition date	$5,043	$5,411	$10,454

Balance, January 1, 2011	$2,814	$407	$3,221
Accretion	7	—	7
Principal payments received	(35)	—	(35)
Other	98	—	98

Balance, March 31, 2011	$2,884	$407	$3,291

Balance, January 1, 2012	$2,479	$407	$2,886
Accretion	51	883	934
Principal payments received	(154)	(1,282)	(1,436)
Other	4	—	4

Balance, March 31, 2012	$2,380	$8	$2,388

The outstanding balance of acquired impaired loans totaled $6.28 million and $7.71 million at March 31, 2012, and December 31, 2011, respectively.

The following table presents changes to the accretable yield during the periods indicated:

	TriStone	Other	Total
(Amounts in thousands)
Balance, January 1, 2011	$53	$891	$944
Accretion	(7)	—	(7)

Balance, March 31, 2011	$46	$891	$937

Balance, January 1, 2012	$28	$891	$919
Accretion	(51)	(883)	(934)
Reclassifications from nonaccretable difference	46	—	46

Balance, March 31, 2012	$23	$8	$31

Note 6. Allowance for Loan Losses and Credit Quality Indicators

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications.

Management performs quarterly assessments to determine the appropriate level of allowance for loan losses. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by increasing or decreasing the allowance based upon current measurement criteria. Commercial, consumer real estate, and non-real estate consumer loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial loans and credit relationships and allocations to the remaining nonhomogeneous and homogeneous pools of loans that have been deemed impaired. Additionally, a loan that becomes adversely classified or graded is removed from a group of loans with similar risk characteristics that are not classified or graded to evaluate the removed loan collectively in a group of adversely classified or graded loans with similar risk characteristics. Management’s general reserve allocations are based on judgment of qualitative and quantitative factors about macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.

The following tables detail activity within the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$17,752	$7,711	$742	$26,205
Provision for loan losses	262	618	42	922
Loans charged off	(253)	(1,105)	(204)	(1,562)
Recoveries credited to allowance	104	35	96	235

Net charge-offs	(149)	(1,070)	(108)	(1,327)

Ending balance	$17,865	$7,259	$676	$25,800

	Three Months Ended March 31, 2011
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	361	1,213	38	1,612
Loans charged off	(440)	(1,372)	(215)	(2,027)
Recoveries credited to allowance	79	159	177	415

Net charge-offs	(361)	(1,213)	(38)	(1,612)

Ending balance	$12,300	$12,641	$1,541	$26,482

Credit Quality Indicators

The Company identifies loans for potential impairment through a variety of means including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If it is determined that it is probable that the Company will not collect all principal and interest amounts contractually due, the loan is generally deemed to be impaired.

The following tables present the Company’s recorded investment in loans considered to be impaired and related information on those impaired loans for the periods indicated:

	March 31, 2012			December 31, 2011
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Construction — commercial	$12	$12	$—	$411	$411	$—
Land development	—	—	—	250	250	—
Other land loans	—	—	—	—	—	—
Commercial and industrial	76	76	—	114	127	—
Multi-family residential	278	278	—	278	278	—
Single family non-owner occupied	1,146	1,189	—	1,206	1,244	—
Non-farm, non-residential	1,960	1,992	—	1,616	1,647	—
Agricultural	—	—	—	—	—	—
Farmland	—	—	—	258	258	—
Consumer real estate loans
Home equity lines	383	396	—	368	378	—
Single family owner occupied	5,811	5,910	—	2,428	2,508	—
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	1	1	—	6	6	—

Total impaired loans with no allowance	9,667	9,854	—	6,935	7,107	—
Impaired loans with a related allowance:
Commercial loans
Construction — commercial	$—	$—	$—	$—	$—	$—
Land development	—	—	—	—	—	—
Other land loans	111	111	4	112	112	4
Commercial and industrial	1,689	1,726	1,512	4,031	4,069	2,048
Multi-family residential	—	—	—	—	—	—
Single family non-owner occupied	2,535	2,539	139	2,232	2,232	124
Non-farm, non-residential	7,084	7,321	3,568	5,317	5,480	1,819
Agricultural	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Consumer real estate loans
Home equity lines	—	—	—	—	—	—
Single family owner occupied	3,278	3,368	841	5,529	5,612	1,203
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—	—

Total impaired loans with an allowance	14,697	15,065	6,064	17,221	17,505	5,198

Total impaired loans	$24,364	$24,919	$6,064	$24,156	$24,612	$5,198

	For the Three Months Ended		For the Three Months Ended
	March 31, 2012		March 31, 2011
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Construction — commercial	$30	$—	$163	$—
Land development	—	—	—	—
Other land loans	—	—	692	—
Commercial and industrial	483	—	4,179	—
Multi-family residential	596	—	1,798	13
Single family non-owner occupied	1,514	9	1,368	—
Non-farm, non-residential	2,684	10	2,968	—
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	502	6	368	3
Single family owner occupied	7,185	21	1,021	—
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	2	—	6	—

Total impaired loans with no allowance	12,996	46	12,563	16
Impaired loans with a related allowance:
Commercial loans
Construction — commercial	$—	$—	$—	$—
Land development	—	—	—	—
Other land loans	111	1	113	1
Commercial and industrial	2,210	—	651	—
Multi-family residential	—	—	502	—
Single family non-owner occupied	2,541	31	2,515	27
Non-farm, non-residential	7,310	91	1,593	3
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	—	—	98	—
Single family owner occupied	3,372	25	5,389	36
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	15,544	148	10,861	67

Total impaired loans	$28,540	$194	$23,424	$83

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at March 31, 2012, and December 31, 2011.

	March 31, 2012
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction — commercial	$12	$—	$19,581	$557	$—	$—
Land development	—	—	2,571	116	—	—
Other land loans	111	4	23,431	503	30	—
Commercial and industrial	1,757	1,504	78,632	1,411	248	8
Multi-family residential	278	—	78,537	2,154	—	—
Single family non-owner occupied	3,681	139	103,334	2,396	1,232	—
Non-farm, non-residential	9,044	3,568	346,511	5,080	474	—
Agricultural	—	—	1,607	20	—	—
Farmland	—	—	37,751	405	—	—

Total commercial loans	14,883	5,215	691,955	12,642	1,984	8
Consumer real estate loans
Home equity lines	383	—	109,368	1,334	—	—
Single family owner occupied	9,089	841	469,918	4,902	404	—
Owner occupied construction	—	—	17,995	182	—	—

Total consumer real estate loans	9,472	841	597,281	6,418	404	—
Consumer and other loans
Consumer loans	1	—	65,035	676	—	—
Other	—	—	5,510	—	—	—

Total consumer and other loans	1	—	70,545	676	—	—

Total loans	$24,356	$6,056	$1,359,781	$19,736	$2,388	$8

	December 31, 2011
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction — commercial	$411	$—	$35,071	$865	$—	$—
Land development	250	—	2,652	481	—	—
Other land loans	112	4	23,123	542	149	—
Commercial and industrial	3,738	1,847	87,563	1,668	638	201
Multi-family residential	278	—	76,772	1,889	—	—
Single family non-owner occupied	3,438	124	102,063	2,836	1,242	—
Non-farm, non-residential	6,933	1,819	328,610	5,114	462	—
Agricultural	—	—	1,374	19	—	—
Farmland	258	—	36,903	343	—	—

Total commercial loans	15,418	3,794	694,131	13,757	2,491	201
Consumer real estate loans
Home equity lines	368	—	111,019	1,365	—	—
Single family owner occupied	7,957	1,203	464,715	4,931	395	—
Owner occupied construction	—	—	19,577	212	—	—

Total consumer real estate loans	8,325	1,203	595,311	6,508	395	—
Consumer and other loans
Consumer loans	6	—	67,123	742	—	—
Other	—	—	12,867	—	—	—

Total consumer and other loans	6	—	79,990	742	—	—

Total loans	$23,749	$4,997	$1,369,432	$21,007	$2,886	$201

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally reviews all commercial loan relationships greater than $2.00 million on an annual basis and at various times through the year. Smaller commercial and retail loans are sampled for review throughout the year by our internal loan review department. Through the loan review process, loans are identified for upgrade or downgrade in risk rating and changed to reflect current information as part of the process.

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

•

Doubtful – This grade includes loans that are placed on nonaccrual status. These loans have all the weaknesses inherent in a substandard loan with the added factor that the weaknesses are so severe that collection or liquidation in full, on the basis of current existing facts, conditions and values, is extremely unlikely, but because of certain specific pending factors, the amount of loss cannot yet be determined.

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

The following tables present the Company’s investment in loans held for investment by internal credit grade indicator at March 31, 2012, and December 31, 2011:

	March 31, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction — commercial	$19,058	$—	$535	$—	$—	$19,593
Land development	2,398	—	173	—	—	2,571
Other land loans	22,936	174	462	—	—	23,572
Commercial and industrial	76,586	909	1,377	1,765	—	80,637
Multi-family residential	75,236	954	2,625	—	—	78,815
Single family non-owner occupied	93,767	2,692	11,788	—	—	108,247
Non-farm, non-residential	319,056	10,732	23,519	2,722	—	356,029
Agricultural	1,548	21	38	—	—	1,607
Farmland	36,057	573	1,121	—	—	37,751
Consumer real estate loans
Home equity lines	104,710	1,660	3,381	—	—	109,751
Single family owner occupied	440,571	7,172	31,668	—	—	479,411
Owner occupied construction	17,505	235	255	—	—	17,995
Consumer and other loans
Consumer loans	64,261	157	618	—	—	65,036
Other	5,497	6	7	—	—	5,510

Total loans	$1,279,186	$25,285	$77,567	$4,487	$—	$1,386,525

	December 31, 2011
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction — commercial	$34,512	$15	$955	$—	$—	$35,482
Land development	2,479	—	423	—	—	2,902
Other land loans	17,171	5,629	584	—	—	23,384
Commercial and industrial	86,288	568	2,679	2,404	—	91,939
Multi-family residential	74,486	965	1,599	—	—	77,050
Single family non-owner occupied	93,444	1,346	11,953	—	—	106,743
Non-farm, non-residential	303,071	9,635	22,855	444	—	336,005
Agricultural	1,327	7	40	—	—	1,374
Farmland	35,568	1,055	538	—	—	37,161
Consumer real estate loans
Home equity lines	105,535	2,237	3,615	—	—	111,387
Single family owner occupied	435,001	8,936	29,130	—	—	473,067
Owner occupied construction	19,190	128	259	—	—	19,577
Consumer and other loans
Consumer loans	66,357	198	574	—	—	67,129
Other	12,857	1	9	—	—	12,867

Total loans	$1,287,286	$30,720	$75,213	$2,848	$—	$1,396,067

Nonaccrual loans, presented by loan class, consisted of the following at March 31, 2012, and December 31, 2011:

(Amounts in thousands)	March 31, 2012	December 31, 2011
Commercial loans
Construction — commercial	$57	$461
Land development	49	297
Other land loans	139	35
Commercial and industrial	1,858	3,905
Multi-family residential	480	341
Single family non-owner occupied	1,837	1,639
Non-farm, non-residential	10,360	8,063
Farmland	103	271
Consumer real estate loans
Home equity lines	448	516
Single family owner occupied	8,938	8,255
Owner occupied construction	30	1
Consumer and other loans
Consumer loans	40	52

Total	24,339	23,836
Acquired impaired loans	278	651

Total nonaccrual loans	$24,617	$24,487

The following tables present the aging of past due loans, by loan class, at March 31, 2012, and December 31, 2011. Nonaccrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category. There were no loans past due 90 days and still accruing interest at March 31, 2012, or December 31, 2011.

	March 31, 2012
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Construction — commercial	$—	$—	$12	$12	$19,581	$19,593
Land development	—	—	48	48	2,523	2,571
Other land loans	186	—	258	444	23,128	23,572
Commercial and industrial	941	24	569	1,534	79,103	80,637
Multi-family residential	—	395	480	875	77,940	78,815
Single family non-owner occupied	1,872	1,490	1,127	4,489	103,758	108,247
Non-farm, non-residential	3,149	1,141	3,159	7,449	348,580	356,029
Agricultural	17	—	—	17	1,590	1,607
Farmland	89	—	—	89	37,662	37,751
Consumer real estate loans
Home equity lines	512	87	181	780	108,971	109,751
Single family owner occupied	5,792	228	5,598	11,618	467,793	479,411
Owner occupied construction	30	—	—	30	17,965	17,995
Consumer and other loans
Consumer loans	116	50	1	167	64,869	65,036
Other	—	—	—	—	5,510	5,510

Total loans	$12,704	$3,415	$11,433	$27,552	$1,358,973	$1,386,525

	December 31, 2011
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Construction — commercial	$48	$—	$411	$459	$35,023	$35,482
Land development	—	—	297	297	2,605	2,902
Other land loans	205	—	279	484	22,900	23,384
Commercial and industrial	150	30	3,568	3,748	88,191	91,939
Multi-family residential	667	—	342	1,009	76,041	77,050
Single family non-owner occupied	1,222	414	1,020	2,656	104,087	106,743
Non-farm, non-residential	837	860	2,180	3,877	332,128	336,005
Agricultural	—	7	—	7	1,367	1,374
Farmland	152	—	258	410	36,751	37,161
Consumer real estate loans
Home equity lines	642	222	235	1,099	110,288	111,387
Single family owner occupied	5,230	1,993	5,333	12,556	460,511	473,067
Owner occupied construction	—	29	—	29	19,548	19,577
Consumer and other loans
Consumer loans	198	71	12	281	66,848	67,129
Other	—	—	—	—	12,867	12,867

Total loans	$9,351	$3,626	$13,935	$26,912	$1,369,155	$1,396,067

The Company’s loan restructurings totaled $9.72 million and $9.45 million at March 31, 2012, and December 31, 2011, respectively, which are reported net of those on nonaccrual status of $2.83 million and $3.27 million, respectively. The allowance for loan losses at March 31, 2012, and December 31, 2011, included reserves related to loan restructurings of $675 thousand and $1.14 million, respectively. Interest income recognized on loan restructurings for the three months ended March 31, 2012 and 2011, totaled $94 thousand and $123 thousand, respectively.

When restructuring loans for borrowers experiencing financial difficulty, the Company generally makes concessions in interest rates, loan terms and/or amortization terms. All restructured loans to borrowers experiencing financial difficulty in excess of

$250 thousand are evaluated for a specific reserve based on the net present value method. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans.

The following table presents information for loans modified as troubled debt restructurings (“TDRs”), excluding those on nonaccrual status, that were restructured during the three months ended March 31, 2012 and 2011 by type of concession made and loan class. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended March 31,
	2012			2011
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Non-farm, non-residential	—	$—	$—	1	$107	$107
Single family owner occupied	—	—	—	1	281	258

Total	—	—	—	2	388	365
Extended payment term
Single family owner occupied	1	351	316	—	—	—

Total	1	351	316	—	—	—

Total	1	$351	$316	2	$388	$365

There were no payment defaults on loans modified as TDRs during the three months ended March 31, 2012 or 2011 that were restructured within the previous 12 months.

Note 7. Deposits

The following table summarizes interest-bearing deposits by type at March 31, 2012, and December 31, 2011:

	March 31, 2012	December 31, 2011
(Amounts in thousands)
Interest-bearing demand deposits	$307,136	$275,156
Money market deposits	161,892	167,379
Savings deposits	235,958	227,328
Individual retirement accounts	103,567	104,601
Certificates of deposit	517,845	528,735

Total	$1,326,398	$1,303,199

Note 8. Borrowings

The following table summarizes borrowings at March 31, 2012, and December 31, 2011:

	March 31, 2012	December 31, 2011
(Amounts in thousands)
Securities sold under agreements to repurchase	$124,266	$129,208
FHLB advances	150,000	150,000
Subordinated debt	15,464	15,464
Other debt	461	469

Total	$290,191	$295,141

Securities sold under agreements to repurchase consisted of $74.27 million and $79.21 million of retail overnight and term repurchase agreements at March 31, 2012, and December 31, 2011, respectively, and $50.00 million of wholesale repurchase agreements at March 31, 2012, and December 31, 2011. The weighted average contractual rate of the wholesale repurchase agreements was 3.71% at March 31, 2012, and December 31, 2011. Securities sold under agreements to repurchase are collateralized with agency MBS.

FHLB borrowings included $150.00 million in convertible and callable advances at March 31, 2012, and December 31, 2011. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. The weighted average contractual rate of FHLB advances was 4.12% at March 31, 2012, and December 31, 2011. Advances from the FHLB were secured by qualifying loans of $687.29 million and $693.33 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, unused borrowing capacity with the FHLB totaled $132.94 million.

At March 31, 2012, the FHLB advances have approximate contractual maturities between five and nine years. The scheduled maturities of the advances are as follows:

Amount
(Amounts in thousands)
2012	$—
2013	—
2014	—
2015	—
2016	—
2017 and thereafter	150,000

Total	$150,000

In October 2003, the Company issued $15.46 million of junior subordinated debentures (the “Debentures”) to an unconsolidated trust subsidiary, FCBI Capital Trust (the “Trust”), with an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are currently callable. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations.

Note 9. Defined Benefit Plans – Net Periodic Benefit Cost

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table sets forth the components of net periodic benefit cost recognized for the domestic, noncontributory, nonqualified defined SERP for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
(Amounts in thousands)
Service cost	$83	$73
Interest cost	$50	55

Net periodic cost	$133	$128

The Company maintains the Directors Supplemental Retirement Plan (“Directors Plan”) for nonmanagement directors. The following table sets forth the components of net periodic benefit cost recognized for the domestic, noncontributory, nonqualified Directors Plan for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
(Amounts in thousands)
Service cost	$29	$29
Interest cost	10	11

Net periodic cost	$39	$40

Note 10. Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At March 31, 2012, and December 31, 2011, commitments to extend credit, including availability on lines of credit, totaled $188.28 million and $194.27 million, respectively. Additionally, the Company had gross notional amounts of outstanding commitments related to secondary market mortgage loans at March 31, 2012, and December 31, 2011, of $11.12 million and $9.15 million, respectively,

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding. At March 31, 2012, and December 31, 2011, standby letters of credit and financial guarantees totaled $2.62 million and $2.90 million, respectively. The Company maintained a reserve for unfunded lending commitments of $326 thousand and $329 thousand at March 31, 2012, and December 31, 2011, respectively.

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

Note 11. Fair Value

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction in the principal, or most advantageous, market under current market conditions regardless of whether that price is directly observable or estimated using another valuation technique. The price in the principal, or most advantageous, market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal, or most advantageous, market that are independent, knowledgeable, and able and willing to enter into a transaction.

The fair value hierarchy categorizes the inputs to valuation techniques as follows:

Level 1 Inputs –	Observable inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 Inputs –	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and provide a reasonable basis for fair value determination, such as interest rates, yield curves, and implied volatilities, and credit spreads, or inputs that are derived principally from observable market data.

Level 3 Inputs –	Unobservable inputs used to measure fair value for the asset or liability for which there is little, if any, market activity at the measurement date. These inputs are developed using the best information available at the time to the extent that inputs are available without undue cost and effort. These inputs and assumptions may include an entity’s own assumptions and model-derived inputs that are not corroborated by observable market data.

The Company’s fair value valuation techniques were applied to all of the Company’s assets and liabilities carried at fair value. In general, fair value is based upon quoted market prices. If quoted market prices are not available, fair value is based upon third party models that primarily use observable market-based parameters as input. Valuation adjustments, including amounts to reflect counterparty credit quality, the Company’s creditworthiness, and unobservable parameters, may be made to ensure that financial instruments are recorded at fair value. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair value. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value could result in a different estimate of fair value at the reporting date.

Securities Available-for-Sale: Securities classified as available-for-sale are recorded at fair value on a recurring basis utilizing Level 1, Level 2, and Level 3 inputs. Securities are classified as Level 1 when quoted prices are available in an active market. Level 1 inputs are used to value securities whose value is based on quoted market prices in active markets for identical assets, including U.S. treasury securities. The Company also uses Level 1 inputs for the valuation of equity securities traded in active markets.

Securities are classified as Level 2 when the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other inputs. Level 2 inputs are used to value U.S. agency securities, states and political subdivisions, single issue trust preferred securities, corporate FDIC insured securities, MBS, and certain equity securities that are not actively traded.

Securities are classified as Level 3 when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions, when available, are used. There were no securities classified as Level 3 at March 31, 2012, or December 31, 2011.

Fair value models may be required when trading activity has declined significantly or does not exist, or when prices are not current or pricing variations are significant. The Company’s third party fair value model utilizes modeling software that incorporates market participant data and knowledge of the structure of each individual security to develop cash flows specific to each security. The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium based on assumptions about the performance of the underlying collateral. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators. The following summary describes the valuation techniques used by the Company to measure certain assets and liabilities recorded at fair value:

Other Assets and Associated Liabilities: Securities held for trading purposes are reported in other assets on the consolidated balance sheets and recorded at fair value on a recurring basis utilizing Level 1 inputs. Securities held for trading purposes include assets and liabilities related to employee deferred compensation plans. The assets associated with these plans are generally invested in equities and the liabilities are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.

Derivative Instruments: Derivatives are recorded at fair value on a recurring basis utilizing Level 2 inputs. The Company obtains dealer quotes based on observable market data to value derivatives. See Note 12, “Derivative Instruments and Hedging Activities,” for additional information.

Impaired Loans: Certain impaired loans, including restructured loans, are recorded at fair value on a nonrecurring basis using Level 3 inputs when repayment is expected solely from the sale of the underlying collateral. Collateral values are based on appraisals and adjusted for customized discounting criteria. In the Company’s experience, it rarely returns loans to performing status after they have been partially charged off. Generally, credits identified as impaired move quickly through the process towards ultimate resolution.

Other Real Estate Owned (“OREO”): OREO is recorded at fair value on a nonrecurring basis using Level 3 inputs. Real estate values are based on current and prior appraisals, estimated sales costs, and proprietary qualitative adjustments.

Goodwill: Goodwill is recorded at fair value on a nonrecurring basis using Level 3 inputs. When the book value of a reporting unit exceeds its determined fair value, goodwill impairment exists and the reporting unit is adjusted to fair value. Fair value is determined using discounted cash flow and market multiple models.

Recurring and Nonrecurring Fair Value

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy for the periods indicated:

	March 31, 2012
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,808	$9,808	$—	$—
States and political subdivisions	141,212	—	141,212	—
Single issue trust preferred securities	40,902	—	40,902	—
Corporate FDIC insured securities	13,634	—	13,634	—
Agency MBS	262,040	—	262,040	—
Non-Agency Alt-A residential MBS	10,238	—	10,238	—
Equity securities	518	498	20	—

Total available-for-sale securities	$478,352	$10,306	$468,046	$—

Deferred compensation assets	$3,408	$3,408	$—	$—

Derivatives
Interest rate lock commitments	$100	$—	$100	$—

Deferred compensation liabilities	$3,408	$3,408	$—	$—

Derivative liabilities
Interest rate lock commitments	$56	$—	$56	$—

	December 31, 2011
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
States and political subdivisions	$137,815	$—	$137,815	$—
Single issue trust preferred securities	40,244	—	40,244	—
Corporate FDIC insured securities	13,718	—	13,718	—
Agency MBS	280,102	—	280,102	—
Non-Agency Alt-A residential MBS	10,030	—	10,030	—
Equity securities	521	501	20	—

Total available-for-sale securities	$482,430	$501	$481,929	$—

Deferred compensation assets	$3,210	$3,210	$—	$—

Derivative assets
Interest rate lock commitments	$135	$—	$135	$—

Deferred compensation liabilities	$3,210	$3,210	$—	$—

Derivative liabilities
Interest rate lock commitments	$6	$—	$6	$—

The following tables summarize financial and nonfinancial assets measured at fair value on a nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy for the periods indicated. These assets are subject to fair value adjustments in certain circumstances such as evidence of impairment.

	March 31, 2012
	Total Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans	$8,633	$—	$—	$8,633
OREO	3,829	—	—	3,829

	December 31, 2011
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans	$12,022	$—	$—	$12,022
OREO	5,914	—	—	5,914
Goodwill — insurance agencies	9,405	—	—	9,405

There were no transfers between valuation levels for any asset during the three months ended March 31, 2012 or 2011. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

	Fair Value at March 31, 2012	Valuation Technique		Unobservable Input		Range (Weighted Average)
(Amounts in thousands)
Impaired loans	$8,633	Discounted appraisals	(1)	Appraisal adjustments	(2)	1% to 100% (20%)
OREO	3,829	Discounted appraisals	(1)	Appraisal adjustments	(2)	0% to 68% (30%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

Information used to determine fair value is highly subjective and judgmental in nature; therefore, the results may not be precise. Subjective factors may include estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different. The following summary describes the methodologies and assumptions used by the Company to estimate the fair value of certain financial instruments:

Cash and Cash Equivalents: The carrying amount of cash and due from banks and federal funds sold/purchased is considered equal to the fair value as a result of the short-term nature of these instruments.

Investment Securities: The determination of the fair value of available-for-sale securities is described within “Fair Value Measurements” presented above. The determination of the fair value of held-to-maturity securities is based on quoted market prices or dealer quotes.

Loans Held for Sale: Loans held for sale are recorded at the lower of cost or estimated fair value. The determination of the fair value of loans held for sale is based on the market price of similar loans.

Loans Held for Investment: The determination of the fair value of loans held for investment is based on discounted future cash flows using current rates for similar loans.

Accrued Interest Receivable/Payable: The carrying amount of accrued interest receivable/payable is considered equal to the fair value as a result of the short-term nature of these instruments.

Bank Owned Life Insurance: The carrying amount of bank owned life insurance is considered equal to the fair value which is determined by stated contract values.

Derivative Financial Instruments: The determination of the fair value of derivative financial instruments is described within “Fair Value Measurements” presented above.

Deferred Compensation Instruments: The determination of the fair value of deferred compensation instruments is described within “Fair Value Measurements” presented above.

Deposits and Securities Sold Under Agreements to Repurchase: The fair value of deposits without a stated maturity, including demand, interest-bearing demand, and savings deposits, is considered equal to the carrying amount which is the amount payable on demand at the reporting date. The fair value of deposits and repurchase agreements with fixed maturities and rates is estimated using discounted future cash flows that apply interest rates currently being offered on instruments with similar characteristics and maturities.

FHLB and Other Indebtedness: The determination of the fair value of FHLB and other indebtedness is based on interest rates currently available to the Company for borrowings with similar characteristics and maturities. The determination of fair value for trust preferred obligations is based on credit spreads seen in the marketplace for similar issues.

Off-Balance Sheet Instruments: The value of off-balance sheet instruments, including commitments to extend credit, standby letters of credit, and financial guarantees, is considered equal to fair value. Due to the uncertainty involved in assessing the likelihood and timing of commitments being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the given value of the commitment.

The following tables summarize the carrying amount and fair value of the Company’s financial instruments for the dates indicated:

	March 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements Using
(Amounts in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$109,612	$109,612	$109,612	$—	$—
Available-for-sale securities	478,352	478,352	10,306	468,046	—
Held-to-maturity securities	2,874	2,908	—	2,908	—
Loans held for sale	3,522	3,532	—	3,532	—
Loans held for investment less allowance	1,360,725	1,382,094	—	—	1,382,094
Accrued interest receivable	5,886	5,886	—	5,886	—
Bank owned life insurance	44,678	44,678	—	—	44,678
Derivative financial assets	100	100	—	100	—
Deferred compensation assets	3,408	3,408	3,408	—	—
Liabilities
Demand deposits	$253,352	$253,352	$—	$253,352	$—
Interest-bearing demand deposits	307,136	307,136	—	307,136	—
Savings deposits	397,850	397,850	—	397,850	—
Time deposits	621,412	629,500	—	629,500	—
Securities sold under agreements to repurchase	124,266	133,589	—	133,589	—
Accrued interest payable	2,428	2,428	—	2,428	—
FHLB and other indebtedness	165,925	184,009	—	184,009	—
Derivative financial liabilities	56	56	—	56	—
Deferred compensation liabilities	3,408	3,408	3,408	—	—

	December 31, 2011
(Amounts in thousands)	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$47,294	$47,294
Investment securities	485,920	485,962
Loans held for sale	5,820	5,877
Loans held for investment less allowance	1,369,862	1,386,419
Accrued interest receivable	6,193	6,193
Bank owned life insurance	44,341	44,341
Derivative financial assets	135	135
Deferred compensation assets	3,210	3,210
Liabilities
Demand deposits	$240,268	$240,268
Interest-bearing demand deposits	275,156	275,156
Savings deposits	394,707	394,707
Time deposits	633,336	641,604
Securities sold under agreements to repurchase	129,208	136,359
Accrued interest payable	2,554	2,554
FHLB and other indebtedness	165,933	183,722
Derivative financial liabilities	6	6
Deferred compensation liabilities	3,210	3,210

Note 12. Derivative Instruments and Hedging Activities

The Company uses derivative instruments primarily to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. These derivatives may consist of interest rate swaps, floors, caps, collars, futures, forward contracts, and written and purchased options. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another asset to the other party based on a notional amount and an underlying asset as specified in the contract. Derivative assets and liabilities are recorded at fair value on the balance sheet.

Like other financial instruments, derivatives contain an element of credit risk due to the possibility the Company may incur a loss if a counterparty fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee.

The primary derivative instrument the Company uses is interest rate lock commitments (“IRLCs”). Generally, this instrument helps the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

IRLC: In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan market. The Company enters into IRLCs to provide potential borrowers an interest rate guarantee. Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. From the loan closing date through the date of sale into the secondary market, the Company has exposure to interest rate movement resulting from the risk that interest rates will change from the rate quoted to the borrower. Due to these interest rate fluctuations, the Company’s balance of mortgage loans held for sale is subject to changes in fair value. Typically, the fair value of these loans decline when interest rates increase and rise when interest rates decrease.

The following table presents the aggregate contractual or notional amounts of derivative financial instruments as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
(Amounts in thousands)
Derivatives not designated as hedges IRLCs	$11,118	$9,155	$7,629

As of March 31, 2012, December 31, 2011, and March 31, 2011, the fair values of the Company’s derivatives were as follows:

	March 31, 2012		December 31, 2011		March 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(Amounts in thousands)
Asset derivatives
Derivatives not designated as hedges IRLCs	Other assets	$100	Other assets	$135	Other assets	$64

Total		$100		$135		$64

Liability derivatives
Derivatives not designated as hedges IRLCs	Other liabilities	$56	Other liabilities	$6	Other liabilities	$14

Total		$56		$6		$14

For the quarters ended March 31, 2012 and 2011, the Company determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on derivatives for the three months ended March 31, 2012 and 2011:

	Income Statement Location	Three Months Ended March 31,
		2012	2011
(Amounts in thousands)
Derivatives not designated as hedges IRLCs	Other income	$(85)	$81

Total		$(85)	$81

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information that will enhance understanding of our Company’s financial condition, changes in financial condition, and results of operations. This MD&A contains forward-looking statements and should be read in conjunction with our 2011 Annual Report on Form 10-K (the “2011 Form 10-K”) and the other financial information included in this report.

Forward-Looking Statements

We may make forward-looking statements in filings with the Securities and Exchange Commission (the “SEC”) including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto in our reports to shareholders and other communications that are made in good faith by our Company pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to our beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	our timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa;

•	the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance);

•	technological changes;

•	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	the growth and profitability of our noninterest, or fee, income being less than expected;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

We caution that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we filed with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to our Company are expressly qualified by these cautionary statements. These factors and other risks and uncertainties are discussed in Part II, Item 1A, “Risk Factors,” herein and Part I, Item 1A, “Risk Factors,” of our 2011 Form 10-K.

Company Overview

Our Company is a financial holding company headquartered in Bluefield, Virginia. We operate through our community bank subsidiary, First Community Bank (the “Bank”), which provides financial, trust, and investment advisory services to individuals and commercial customers through fifty-four locations in Virginia, West Virginia, North Carolina, and Tennessee. Our Company is also the parent company of Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, a full-service insurance agency offering commercial and personal lines of insurance through six locations in Virginia, West Virginia, and North Carolina. The Bank is the parent of First Community Wealth Management, a registered investment advisory firm that offers wealth management and investment advice with $897 million in aggregate assets under management as of March 31, 2012. These assets are not assets of our Company, but are managed under various fee-based arrangements as fiduciary or agent. Our Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”. We reported total assets of $2.20 billion as of March 31, 2012.

We fund our lending activities primarily through the retail deposit operations of our branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed. We invest our funds primarily in loans to retail and commercial customers. In addition to loans, we invest a portion of our funds in various debt securities, including those of United States agencies, state and political subdivisions, and certain corporate notes and debt instruments. We also maintain overnight interest-bearing balances with the Federal Reserve and other correspondent banks. The difference between interest earned on assets and interest paid on liabilities is our primary source of earnings. Our net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. Our financial position and results of operations require management to make judgments and estimates to develop the amounts reflected and disclosed in the consolidated financial statements. Different assumptions in the application of these estimates could result in material changes to our consolidated financial position and consolidated results of operations. Estimates, assumptions, and judgments are continually evaluated and based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Our accounting estimates are fundamental to understanding MD&A and the disclosures presented in the Notes to Consolidated Financial Statements and in MD&A provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Investment Securities

Management performs an extensive review of the investment securities portfolio quarterly to determine the cause of declines in the fair value of each security within each segment of the portfolio. We use inputs provided by an independent third party to determine the fair values of our investment securities portfolio. Inputs provided by the third party are reviewed and corroborated by management. Evaluation of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as our intent and ability to hold the securities, recoverability of the invested amounts over our intended holding period, severity in pricing decline, credit rating, and receipt of amounts contractually due, among other factors, are applied in determining whether a security is other-than-temporarily impaired. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. We consistently apply a review process to periodically evaluate loans for changes in credit risk. This process serves as the primary means by which we evaluate the adequacy of the allowance for loan losses.

We determine the allowance for loan losses by making specific allocations to impaired loans that exhibit inherent weakness and credit risk and general allocations to commercial, residential real estate, and consumer loans by giving weight to risk ratings, historical loss trends, management’s judgment concerning those trends, and other relevant factors. These factors may include, but are not limited to, actual versus estimated losses, regional and national economic conditions, business segment and portfolio concentrations, industry competition and consolidation, and the impact of government regulations. The analysis is performed by management to evaluate the portfolio and calculate an estimated valuation allowance through a quantitative and qualitative analysis that applies risk factors to those identified risk areas.

This risk management evaluation is applied at both the portfolio and individual loan level for commercial loans while the allowance for consumer loans and residential mortgage loans is primarily determined on a total portfolio level based on a review of historical loss percentages and other qualitative factors including concentrations, industry specific factors and economic conditions. The commercial portfolio requires specific analysis of individually significant loans and the borrower’s underlying cash flow, business conditions, capacity for debt repayment, and the valuation of secondary sources of payment, such as collateral. This analysis may result in specifically identified weaknesses and corresponding specific impairment allowances. While allocations are made to specific loans and classifications within the various categories of loans, the allowance for loan losses is available for all loan losses.

The use of various estimates and judgments in our ongoing evaluation of the required level of allowance can significantly impact our results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of the portfolio and economic conditions and the application of revised estimates and assumptions. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by increasing or decreasing the provision for loan losses based upon current measurement criteria.

Business Combinations and Intangible Assets

We may, from time to time, engage in business combinations with other companies. Purchase accounting requires the recording of underlying assets and liabilities of the entity acquired at their fair market value. Any excess of the purchase price of the business over the net assets acquired is recorded as goodwill. In instances where the price of the acquired business is less than the net assets acquired, a gain on purchase is recorded. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisal by qualified independent parties for relevant asset and liability categories. Financial assets and liabilities are typically valued using discount models which apply current discount rates to streams of cash flow. All of these valuation methods require the use of assumptions which can result in alternate valuations and varying levels of goodwill and amounts of bargain purchase gain and, in some cases, amortization expense or accretion income.

Management also makes estimates of useful, or economic, lives of certain acquired assets and liabilities. These lives are used in establishing amortization and accretion for some intangible assets and liabilities, such as the intangible associated with core deposits acquired in a business combination.

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

Income Taxes

The establishment of provisions for federal and state income taxes is a complex area of accounting which involves the use of judgments and estimates in applying relevant tax statutes. We operate in multiple state tax jurisdictions and this requires the appropriate allocation of income and expense to each state based on a variety of apportionment or allocation bases. We are also subject to audit by federal and state tax authorities. Results of these audits may produce indicated liabilities which differ from our estimates and provisions. We continually evaluate our exposure to possible tax assessments arising from audits and record our estimate of possible exposure based on current facts and circumstances.

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

Recent Business Combinations and Branching Activity

On March 1, 2012, we signed a definitive merger agreement providing for the acquisition of Peoples Bank of Virginia (“Peoples”), a state-chartered commercial bank headquartered in Richmond, Virginia. Under the terms of the merger agreement, which was unanimously approved by the boards of directors of both companies, shareholders of Peoples will receive $6.08 in cash and 1.07 shares of our Company’s Common Stock for each share of Peoples’ common stock, which results in a purchase price of approximately $40.6 million. The transaction is anticipated to close during the third quarter of 2012 after receipt of regulatory approvals, the approval of Peoples’ shareholders, and other closing conditions. Peoples was established in 2002, operates four branches in the Richmond, Virginia area, and as of December 31, 2011, had $286 million in assets, $181 million in loans, $246 million in deposits, and $39 million in common equity.

Dodd-Frank Wall Street Reform and Consumer Protection Act

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

•

Requires financial holding companies, such as our Company, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be well capitalized and well managed to engage in interstate bank acquisitions.

•

Imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institutions themselves.

•	Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.

•

Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amends the Electronic Fund Transfer Act to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and enforces a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increases the authority of the Federal Reserve Board to examine bank holding companies, such as our Company, and their nonbank subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on our Company, our customers, or the general financial industry. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase costs associated with deposits, as well as place limitations on certain revenues those deposits may generate.

Results Of Operations

Overview

The following list includes significant developments regarding our Company and operations during the first quarter of 2012:

•	Net income increased $250 thousand, or 4.35%, compared with the first quarter of 2011.

•	Deposit and borrowing costs decreased $1.61 million, or 25.49%, compared with the first quarter of 2011.

•	Operating costs decreased $1.87 million, or 10.35%, compared with the first quarter of 2011.

•	The provision for loan losses was reduced $690 thousand, or 42.80%, compared with the first quarter of 2011.

•	Net charge-offs decreased $1.31 million, or 49.70%, compared with the fourth quarter of 2011 and $285 thousand, or 17.68%, compared with the first quarter of 2011.

•	Tangible book value per common share increased $0.24, or 2.11%, to $11.64 compared with the fourth quarter of 2011.

•	Nonperforming assets as a percentage of total assets decreased 2 basis points compared with the fourth quarter of 2011 and 9 basis points compared with the first quarter of 2011.

Net Income

Net income increased $250 thousand, or 4.35%, to $6.00 million for the first quarter of 2012 compared with $5.75 million for the first quarter of 2011. Net income available to common shareholders experienced a slight decrease of $33 thousand to $5.72 million for the first quarter of 2012 compared with $5.75 million for the first quarter of 2011. This decrease was largely attributed to a reduction in the net gain on sale of securities and a decline in interest and fee income on loans, offset by decreases in the interest paid on deposit accounts, a reduction to the provision for loan losses, and decline in salaries and employee benefits. Diluted earnings per common share totaled $0.31 for the first quarter of 2012 compared to $0.32 for the first quarter of 2011.

Net Interest Income – Quarterly Comparison (See Table I)

Net interest income, the largest contributor to earnings, decreased $298 thousand, or 1.63%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. Tax equivalent net interest income decreased $481 thousand, or 2.51%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. The decrease in tax equivalent net interest income was primarily due to decreases in the yield earned on loans and available for sale securities offset by reductions in the rates paid on interest-bearing deposits resulting from the sustained low rate environment.

Average earning assets decreased $43.17 million and average interest-bearing liabilities decreased $132.79 million for the quarter ended March 31, 2012, compared with the same quarter of 2011. The yield on average earning assets decreased 36 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011. The average rate paid on interest-bearing liabilities decreased 30 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 6 basis points lower for the first quarter of 2012 compared with the first quarter of 2011. Our net interest margin decreased 5 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011.

The tax equivalent yield on loans decreased 41 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011. Tax equivalent loan interest income decreased $1.09 million, or 5.31%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. The decrease in interest income on loans is primarily due to the extended low interest rate environment.

The tax equivalent yield on available-for-sale securities decreased 93 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011. The decrease was largely due to the sale of higher yielding securities and reinvestment of cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks increased 11 basis points for the first quarter of 2012 compared with the first quarter of 2011. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $11.28 million, or 4.15%, and the average rate paid on those deposits decreased 28 basis points for the first quarter of 2012 compared with the first quarter of 2011. The average balance of savings deposits decreased $32.14 million, or 7.51%, and the average rate paid on those deposits decreased 23 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011. The average balance of time deposits decreased $85.09 million, or 11.83%, and the average rate paid on those deposits decreased 43 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011. The average balance of noninterest-bearing demand deposits increased $26.97 million, or 12.73%, for the first quarter of 2012 compared with the first quarter of 2011. During the quarter ended March 31, 2012, customers shifted from time accounts into money market and savings products while we reduced the level of time deposit-only customer relationships.

The average balance of federal funds purchased increased $1.97 million for the first quarter of 2012 compared to no federal funds purchased on average for the first quarter of 2011. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, decreased $16.51 million, or 18.62%, and the average rate paid on those funds decreased 15 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011. The decrease in the average balance of retail repurchase agreements was primarily due to lower balances in commercial treasury accounts in the slow economy. The average balance of wholesale repurchase agreements remained unchanged while the rate paid on those funds decreased 3 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011. The average balance of FHLB advances and other borrowings decreased $12.31 million, or 6.91%, and the rate paid on those funds increased 7 basis points for the quarter ended March 31, 2012, compared with the same quarter of 2011.

Table I

	Average Balance Sheets and Net Interest Income Analysis
	Three Months Ended March 31,
	2012			2011
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans (2)	$1,394,246	$19,407	5.60%	$1,382,526	$20,496	6.01%
Securities available-for-sale	478,358	3,857	3.24%	466,288	4,796	4.17%
Securities held-to-maturity	3,237	62	7.70%	4,545	95	8.48%
Interest-bearing deposits	42,525	39	0.37%	108,179	69	0.26%

Total earning assets	1,918,366	23,365	4.90%	1,961,538	25,456	5.26%
Other assets	255,638			265,717

Total assets	$2,174,004			$2,227,255

Liabilities
Interest-bearing deposits
Demand deposits	$282,887	$31	0.04%	$271,604	$211	0.32%
Savings deposits	395,588	110	0.11%	427,727	356	0.34%
Time deposits	634,390	2,264	1.44%	719,476	3,313	1.87%

Total interest-bearing deposits	1,312,865	2,405	0.74%	1,418,807	3,880	1.11%
Borrowings
Federal funds purchased	1,970	2	0.41%	—	—	0.00%
Retail repurchase agreements	72,171	115	0.64%	88,684	173	0.79%
Wholesale repurchase agreements	50,000	468	3.76%	50,000	467	3.79%
FHLB advances and other borrowings	165,874	1,715	4.16%	178,180	1,795	4.09%

Total borrowings	290,015	2,300	3.19%	316,864	2,435	3.12%

Total interest-bearing liabilities	1,602,880	4,705	1.18%	1,735,671	6,315	1.48%

Noninterest-bearing demand deposits	238,863			211,894
Other liabilities	21,466			4,340

Total liabilities	1,863,209			1,951,905
Stockholders’ equity	310,795			275,350

Total liabilities and stockholders’ equity	$2,174,004			$2,227,255

Net interest income, tax equivalent		$18,660			$19,141

Net interest rate spread (3)			3.72%			3.78%

Net interest margin (4)			3.91%			3.96%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

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

	Three Months Ended March 31, 2012 Compared to 2011 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total
Interest earned on:
Loans (FTE)	$174	$(1,423)	$160	$(1,089)
Securities available-for-sale (FTE)	124	$(1,076)	$13	(939)
Securities held-to-maturity (FTE)	(27)	$(9)	$3	(33)
Interest-bearing deposits with other banks	(42)	$30	$(18)	(30)

Total interest earning assets	229	(2,478)	158	(2,091)

Interest paid on:
Demand deposits	9	(183)	(6)	(180)
Savings deposits	(27)	(240)	21	(246)
Time deposits	(392)	(773)	116	(1,049)
Federal funds purchased	—	—	2	2
Retail repurchase agreements	(32)	(33)	7	(58)
Wholesale repurchase agreements	—	(3)	4	1
FHLB advances and other borrowings	(125)	32	13	(80)

Total interest-bearing liabilities	(567)	(1,200)	157	(1,610)

Change in net interest income, tax equivalent	$796	$(1,278)	$1	$(481)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses decreased $690 thousand for the first quarter of 2012 compared with the first quarter of 2011, which was primarily due to a general downward trend in net charge-offs. We incurred net charge-offs of $1.33 million for the quarter ended March 31, 2012, compared with $1.61 million for the same quarter of 2011. Annualized net charge-offs as a percentage of average total loans was 0.38% for the quarter ended March 31, 2012, compared with 0.47% for the same quarter of 2011.

Noninterest Income

Noninterest income, consisting of all revenues not included in interest and fee income related to earning assets, decreased $1.51 million, or 15.88%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges and the gain on the sale of securities, noninterest income decreased $250 thousand, or 3.05%, to $7.94 million for the quarter ended March 31, 2012, compared with $8.19 million for the same quarter of 2011.

Wealth management revenues, including fees and commissions for trust services and investment advisory services, remained constant for the quarters ended March 31, 2012 and 2011. Service charges on deposit accounts remained stable, decreasing only $18 thousand for the quarter ended March 31, 2012, compared with the same quarter of 2011. Other service charges, commissions, and fees increased $179 thousand, or 12.73%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. Insurance commissions decreased $367 thousand, or 18.89%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. Profit-sharing commissions from our carriers were lower in the first quarter of 2012 compared with the first quarter of 2011 as a result of higher loss experience on our customers’ policies. Further, the commissions earned for the first quarter of 2011 include the agency offices sold as part of strategic realignment during the third quarter of 2011.

Other operating income decreased $44 thousand, or 4.80%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. We incurred no OTTI charges for the quarter ended March 31, 2012, compared to $527 thousand for the same quarter of 2011, which were related to a non-Agency mortgage-backed security (“MBS”). The net gain on sale of securities decreased $1.79 million, or 97.22%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. See Note 4, “Investments Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Noninterest Expense

Noninterest expense decreased $1.87 million, or 10.35%, for the first quarter of 2012 compared with the first quarter of 2011. Salaries and employee benefits decreased $907 thousand, or 9.94%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. At March 31, 2012, we had 619 full-time equivalent employees compared to 684 at March 31, 2011. Occupancy, furniture, and equipment expense decreased $225 thousand, or 8.78%, to $2.34 million for the quarter ended March 31, 2012, compared with $2.56 million for the same quarter of 2011.

FDIC premiums and assessments decreased $556 thousand, or 63.33%, for the quarter ended March 31, 2012, compared with the same quarter of 2011, which was primarily due to the FDIC’s change in assessment methodology for deposit insurance. Other operating expense increased $152 thousand, or 3.19%, for the quarter ended March 31, 2012, compared with the same quarter of 2011. The increase in other operating expense was primarily due to a $565 thousand increase in expenses and losses associated with other real estate owned (“OREO”) to $821 thousand for the first quarter of 2012, compared with $256 thousand for the first quarter of 2011. Also contributing to the change in other operating expense were decreases in service fees, communication expense, and ATM processing fees of $232 thousand, $141 thousand, and $69 thousand, respectively.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences include income on municipal securities, which are exempt from federal income tax; certain dividend payments, which are deductible; and increases in the cash surrender value of life insurance policies. Consolidated income taxes were $2.85 million for the first quarter of 2012 compared to $2.35 million for the first quarter of 2011. The effective tax expense rates for the quarters ended March 31, 2012 and 2011 were 32.22% and 28.99%, respectively.

Financial Condition

Total assets were $2.20 billion as of March 31, 2012, an increase of $38.48 million, or 1.78%, compared with $2.16 billion at December 31, 2011. The increase was primarily due to an increase in cash and cash equivalents. Total liabilities were $1.89 billion as of March 31, 2012, an increase of $34.08 million, or 1.83%, compared with $1.86 billion at December 31, 2011. The increase was primarily due to seasonal increases in interest-bearing deposit accounts. As of March 31, 2012, our book value per as-converted common share was $16.19, an increase of $0.23, or 1.44%, compared with December 31, 2011.

Investment Securities

Held-to-Maturity Securities

Held-to-maturity securities as of March 31, 2012, decreased $616 thousand, or 17.65%, compared with December 31, 2011. The market value of securities held-to-maturity as a percentage of amortized cost was 101.18% at March 31, 2012, compared with 101.20% at December 31, 2011.

Available-for-Sale Securities

Available-for-sale securities as of March 31, 2012, decreased $4.08 million compared with December 31, 2011. The market value of securities available-for-sale as a percentage of amortized cost improved to 98.25% at March 31, 2012, compared with 98.13% at December 31, 2011, as a result of improved pricing on certain issues, particularly single issued trust preferred securities.

During the first quarter of 2012, we recognized no OTTI charges in earnings compared to $527 thousand during the first quarter of 2011, which were related to a non-Agency MBS. We incurred no OTTI charges on equity securities during the quarters ended March 31, 2012, and March 31, 2011. See Note 4, “Investments Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Loan Portfolio

Loans Held for Sale

Loans held for sale as of March 31, 2012, decreased $2.30 million, or 39.48% compared with December 31, 2011. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans at March 31, 2012, was $11.12 for 73 loans compared to $9.15 million for 53 loans at December 31, 2011.

Loans Held for Investment

Loans held for investment as of March 31, 2012, decreased $9.54 million compared with December 31, 2011, and increased $10.84 million compared with March 31, 2011. The average loan to deposit ratio increased to 89.85% for the first quarter of 2011 compared with 89.45% the fourth quarter of 2011 and 84.78% for the first quarter of 2011. The held for investment portfolio continues to be diversified among loan types and industry segments.

The following table details the loan portfolio for the dates indicated:

	March 31, 2012		December 31, 2011		March 31, 2011
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction — commercial	$19,593	1.41%	$35,482	2.54%	$30,758	2.24%
Land development	2,571	0.18%	2,902	0.21%	5,781	0.42%
Other land loans	23,572	1.70%	23,384	1.67%	23,959	1.74%
Commercial and industrial	80,637	5.82%	91,939	6.58%	91,964	6.68%
Multi-family residential	78,815	5.68%	77,050	5.52%	75,269	5.47%
Single family non-owner occupied	108,247	7.81%	106,743	7.65%	109,426	7.95%
Non-farm, non-residential	356,029	25.68%	336,005	24.07%	345,265	25.10%
Agricultural	1,607	0.12%	1,374	0.10%	1,392	0.10%
Farmland	37,751	2.72%	37,161	2.66%	47,228	3.43%

Total commercial loans	708,822	51.12%	712,040	51.00%	731,042	53.13%
Consumer real estate loans
Home equity lines	109,751	7.91%	111,387	7.98%	111,802	8.13%
Single family owner occupied	479,411	34.58%	473,067	33.89%	435,890	31.69%
Owner occupied construction	17,995	1.30%	19,577	1.40%	22,506	1.64%

Total consumer real estate loans	607,157	43.79%	604,031	43.27%	570,198	41.46%
Consumer and other loans
Consumer loans	65,036	4.69%	67,129	4.81%	62,029	4.51%
Other	5,510	0.40%	12,867	0.92%	12,416	0.90%

Total consumer and other loans	70,546	5.09%	79,996	5.73%	74,445	5.41%

Loans held for investment	$1,386,525	100.00%	$1,396,067	100.00%	$1,375,685	100.00%

Loans held for sale	$3,522		$5,820		$2,614

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The determination of the allowance requires management to make various assumptions and judgments. As a result, actual loan losses may differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. The ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including, among other things, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications. Management considers the allowance to be adequate based upon analysis of the portfolio as of March 31, 2012; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

Qualitative risk factors for the loan portfolio remain high which reflect the elevated risk of inherent loan losses due to high unemployment, effects of the recent recession, and devaluations of various categories of collateral. Significant stress continues in commercial and residential real estate markets, resulting in significant declines in real estate valuations. Decreases in real estate values adversely affect the value of property used as collateral for loans, including loans we originated. In addition, adverse changes in the economy, particularly continued high rates of unemployment, may have a negative effect on the ability of our borrowers to make timely loan payments. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.

Our allowance for loan losses totaled $25.80 million at March 31, 2012, $26.21 million at December 31, 2011, and $26.48 million at March 31, 2011. The allowance for loan losses as a percentage of loans held for investment was 1.86% at March 31, 2012, 1.88% at December 31, 2011, and 1.93% at March 31, 2011. As a result of stable credit metrics and the general downward trend in net charge-offs over recent quarters, management deemed the reduced allowance and provision for loan losses as adequate and directionally consistent. Further, improving charge-off ratios reduced the quantitative estimate of probable losses in the allowance for loan losses methodology.

The following table details the allowance for loan loss activity and related information for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
(Amounts in thousands)
Beginning balance	$26,205	$26,482
Provision for loan losses	922	1,612
Charge-offs	(1,562)	(2,027)
Recoveries	235	415

Net charge-offs	(1,327)	(1,612)

Ending balance	$25,800	$26,482

Annualized net charge-offs to average loans	0.38%	0.47%
Allowance for loan losses to total loans	1.86%	1.93%

Risk Elements

Nonperforming assets consist of loans on nonaccrual status, loans contractually past due 90 days or more and still accruing interest, unseasoned loan restructurings, and OREO. The following table summarizes the components of nonperforming assets and presents additional detail for nonperforming and restructured loans at March 31, 2012, December 31, 2011, and March 31, 2011:

	March 31, 2012	December 31, 2011	March 31, 2011
(Amounts in thousands)
Nonaccrual loans	$24,617	$24,487	$17,703
Loans 90 days or more past due and still accruing interest	—	—	—
Restructured loans (1)	2,668	600	1,509

Total nonperforming loans	27,285	25,087	19,212
OREO	3,829	5,914	5,644

Total nonperforming assets	$31,114	$31,001	$24,856

Restructured loans performing in accordance with modified terms (2)	$721	$827	$7,519
Total restructured loans (3)	$9,720	$9,454	$12,598
Nonperforming loans to total loans	1.97%	1.80%	1.40%
Nonperforming assets to total assets	1.41%	1.43%	1.11%
Nonperforming assets to total loans and OREO	2.24%	2.21%	1.80%
Allowance for loan losses to nonperforming loans	94.56%	104.46%	137.84%

(1)	Unseasoned restructured loans include loans modified within the last six months, excluding those on nonaccrual status.
(2)	Performing restructured loans include loans modified in the last six to twelve months, excluding those on nonaccrual status.
(3)	Total restructured loans include all modified loans, excluding those on nonaccrual status.

Nonperforming assets totaled $31.11 million at March 31, 2012, a slight increase over December 31, 2011, as a result of increasing unseasoned loan restructurings. Nonperforming assets as a percentage of total assets were 1.41% at March 31, 2012, 1.43% at December 31, 2011, and 1.11% at March 31, 2011.

Nonaccrual loans totaled $24.62 million at March 31, 2012, $24.49 million at December 31, 2011, and $17.70 million at March 31, 2011. As of March 31, 2012, nonaccrual loans were largely attributed to the following loan classes: non-farm, non-residential (42.09%); single family owner occupied (36.31%); single family non-owner occupied (8.07%); and commercial and industrial (7.58%). Approximately $2.84 million, or 11.54%, of nonaccrual loans are attributed to loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

Loan restructurings totaled $9.72 million at March 31, 2012, $9.45 million at December 31, 2011, and $12.60 million at March 31, 2011, which are reported net of those on nonaccrual status of $2.83 million, $3.27 million, and $35 thousand, respectively. The allowance for loan losses attributed to restructured loans totaled $675 thousand at March 31, 2012, $1.14 million at December 31, 2011, and $1.01 million at March 31, 2011. When restructuring loans for troubled borrowers, we generally make concessions in interest rates and amortization terms. After six months of satisfactory payment performance restructured loans are generally removed from nonperforming loans, but remain identified as impaired until full payment or other satisfaction of the obligation.

Ongoing activity within the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, and resolution efforts. There continues to be no loans 90 days past due and still accruing interest as of March 31, 2012. OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $3.83 million as of March 31, 2012, a decrease of $2.09 million compared with December 31, 2011. The decrease in OREO was primarily due to sales of properties with book values of $2.55 million and valuation adjustments of $562 thousand, which were offset by additions to the portfolio of $1.03 million. As of March 31, 2012, OREO consisted of 47 properties with an average holding period of 7 months. During the first quarter of 2012, the net loss on sales of OREO totaled $650 thousand.

Delinquent loans, comprised of loans 30 days or more past due and loans on nonaccrual status, totaled $37.33 million as of March 31, 2012, a slight increase of $675 thousand, or 1.84%, compared with December 31, 2011. Delinquent loans as a percentage of total loans measured 2.69% at March 31, 2012, which consisted of loans 30 to 89 days delinquent of 0.92% and loans on nonaccrual status of 1.77%. At March 31, 2012, the 5 largest nonaccrual relationships accounted for 46.97% of total nonaccrual loans. We maintain a specific reserve equivalent to the outstanding principal balance against the largest nonaccrual relationship. The remaining 4 relationships have either been charged down to estimated net realizable value or have a specific reserve allocation as a result of management’s impairment analysis. A specific plan of resolution has been developed, and is being executed, for all 5 relationships. Nonperforming loans, comprised of nonaccrual loans and unseasoned loan restructurings, as a percentage of total loans were 1.97% at March 31, 2012, 1.80% at December 31, 2011, and 1.40% at March 31, 2011.

Deposits

Total deposits as of March 31, 2012, increased $36.28 million, or 2.35%, compared with December 31, 2011. Noninterest-bearing deposits and interest-bearing demand deposits as of March 31, 2012, increased $13.08 million and $31.98 million, respectively, compared with December 31, 2011. Savings deposits, which include money market accounts and savings accounts, increased $3.14 million compared with December 31, 2011. Time deposits as of March 31, 2012, decreased $11.92 million, compared with December 31, 2011, continuing a general downward trend due to continued runoff in the time deposit portfolio as higher rate accounts mature and are not renewed and customers shift to short-term deposit products.

Borrowings

Our borrowings consist primarily of securities sold under agreements to repurchase and FHLB advances. Short-term borrowings consist of overnight federal funds purchased and repurchase agreements. There were no federal funds purchased at March 31, 2012, or December 31, 2011. Repurchase agreements decreased $4.94 million, or 3.82%, as of March 31, 2012, compared with December 31, 2011. The balance and weighted average rate of wholesale repurchase agreements remained unchanged at $50.00 million and 3.71%, respectively, at March 31, 2012, and December 31, 2011. The balance and weighted average rate of FHLB advances, including convertible and callable borrowings, also remained unchanged at $150.00 million and 4.12%, respectively, at March 31, 2012, and December 31, 2011. As of March 31, 2012, the FHLB advances had maturities between five and nine years.

Stockholders’ Equity

Total stockholders’ equity was $310.13 million as of March 31, 2012, an increase of $4.40 million, or 1.44%, compared with $305.73 million at December 31, 2011. The change in stockholders’ equity during the first quarter of 2012 was primarily due to net income of $6.00 million, dividend payments to common and preferred shareholders of $2.07 million, and an increase in accumulated other comprehensive income of $433 thousand.

Risk-Based Capital

Risk-based capital guidelines promulgated by state and federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. As of March 31, 2012, the Bank was deemed “well capitalized” under regulatory capital adequacy standards. Our Company’s and the Bank’s capital ratios are presented in the following table for the dates indicated:

	March 31, 2012	December 31, 2011
Total risk-based capital ratio
First Community Bancshares, Inc.	18.72%	18.15%
First Community Bank	16.60%	16.12%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	17.46%	16.89%
First Community Bank	15.34%	14.86%
Tier 1 leverage ratio
First Community Bancshares, Inc.	11.63%	11.50%
First Community Bank	10.17%	10.08%

Liquidity and Capital Resources

We maintain a liquidity policy as a means to manage liquidity and the associated risk. The policy includes a Liquidity Contingency Plan (the “Liquidity Plan”) that is designed as a tool for us to detect liquidity issues promptly to protect depositors, creditors and shareholders. The Liquidity Plan includes monitoring various internal and external indicators such as changes in core deposits and changes in market conditions. It provides for timely responses to a wide variety of funding scenarios ranging from changes in loan demand to a decline in our quarterly earnings to a decline in the market price of our stock. The Liquidity Plan calls for specific responses designed to meet a wide range of liquidity needs based upon assessments on a recurring basis by our Company and Board of Directors.

As of March 31, 2012, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $109.61 million, unpledged available-for-sale securities of $207.89 million, FHLB credit availability of $132.94 million, and federal funds lines availability of $94.51 million. Cash on hand and deposits with other financial institutions, as well as FHLB, are immediately available for satisfaction of deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, we do not conduct significant operations and our primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. As of March 31, 2012, our liquid assets, including cash and investment securities, totaled $25.73 million. Our cash reserves and investments, as well as management fee arrangements, provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. In addition, we obtained a $15.00 million unsecured, committed line of credit on April 10, 2012.

Off-Balance Sheet Risk

As of March 31, 2012, our off-balance sheet risk included $188.28 million in commitments to extend credit and $2.62 million in standby letters of credit and financial guarantees. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is represented by the contractual amount of those instruments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our profitability is dependent to a large extent upon net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our Company, like other financial institutions, is subject to interest rate risk to the degree that interest-earning assets reprice differently than interest-bearing liabilities. We manage our mix of assets and liabilities with the goal of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating sources and uses of funds while maintaining an acceptable level of net interest income given the current interest rate environment.

Our primary component of operational revenue, net interest income, is subject to variation as a result of changes in interest rate environments in conjunction with unbalanced repricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components: repricing risk, basis risk, yield curve risk and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when the underlying rates on the assets and liabilities the institution holds change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences as a result of unequal changes in the spread between two or more rates for different maturities for the same instrument. Lastly, option risk is due to embedded options, often put or call options, given or sold to holders of financial instruments.

To mitigate the effect of changes in the general level of interest rates, we manage repricing opportunities and thus, our interest rate sensitivity. We seek to control our interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure our exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. We use a simulation model that captures all earning assets, interest-bearing liabilities, and off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook and estimates of the economic value of equity for a range of assumed interest rate scenarios. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and our estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income.

Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and our strategies. However, the earnings simulation model is currently the best tool available to us and the industry for managing interest rate risk.

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within our defined policy limits. At March 31, 2012, modeling indicates that the we are in a relatively neutral position with respect to sensitivity to interest rate changes.

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of March 31, 2012, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points less meaningful; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	March 31, 2012
(Amounts in thousands, except basis points) Increase (Decrease) in Interest Rates/Basis Points	Change in Net Interest Income	Percent Change	Change in Economic Value of Equity	Percent Change
300	$11,735	17.4	$28,753	6.6
200	7,907	11.7	23,893	5.5
100	3,847	5.7	15,479	3.6
(100)	(105)	0.2	(32,894)	(7.6)

	December 31, 2011
(Amounts in thousands, except basis points) Increase (Decrease) in Interest Rates/Basis Points	Change in Net Interest Income	Percent Change	Change in Economic Value of Equity	Percent Change
300	$8,881	13.0	$(7,278)	(2.4)
200	6,124	9.0	(1,557)	(0.5)
100	3,355	4.9	1,957	0.7
(100)	(826)	(1.2)	(19,977)	(6.7)

The rate sensitivity simulation results show significantly improved performance in upward rate shock environments. The improvement is largely due to increases in adjustable rate investment securities and low-cost, stable non-maturity deposits which were partially offset by decreases in cash balances.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on our operations is reflected in increased operating costs. In management’s opinion, interest rates have a greater impact on our consolidated performance than do the effects of general levels of inflation. Interest rates do not necessarily fluctuate in the same direction or to the same extent as the price of goods and services.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management, including the CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or management’s override of the controls.

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in the normal course of business. Although our Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	Risk Factors

Please refer to our 2011 Form 10-K for disclosures with respect to our risk factors which could materially affect our business, financial condition, or future results. The risks described in the 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or operating results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2011 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of our Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our Company’s Common Stock during the first quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
January 1-31, 2012	—	$—	—	866,554
February 1-29, 2012	—	—	—	866,554
March 1-31, 2012	—	—	—	866,554

Total	—	$—	—

(1)	Our Company’s stock repurchase plan, as amended, authorizes the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. We held 233,446 shares in treasury as of March 31, 2012.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits and index required

Exhibit No.	Exhibit
2.1	Agreement and Plan of Reorganization Agreement, dated March 1, 2012, among First Community Bancshares, Inc., First Community Bank, and Peoples Bank of Virginia (31)

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended and restated. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12) and Amendment #1. (13)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.8**	Employment Agreement between First Community Bank and Marshall E. McCall dated March 1, 2012. (31)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.19**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.20**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.21**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.22**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.23**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.24**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.25**	Employment Agreement between First Community Bank and Simpson O. Brown dated July 31, 2009. (28)

10.26**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

*	Furnished herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited), and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated May 27, 2008, filed on May 30, 2008.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.

(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, and filed on August 23, 2006.
(17)	Form of indemnification agreement entered into by the Company and First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, amended on May 19, 2004.
(18)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, and filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed on March 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: May 4, 2012

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