Form 10-Q
period 2012-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2012-08-14
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Class – Common Stock, $1.00 Par Value; 20,008,181 shares outstanding as of August 3, 2012

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(Amounts in thousands, except per share data)	(Unaudited)
Assets
Cash and due from banks	$54,494	$34,578
Federal funds sold	64,815	1,909
Interest-bearing deposits in banks	36,856	10,807

Total cash and cash equivalents	156,165	47,294
Securities available-for-sale	526,607	482,430
Securities held-to-maturity	1,295	3,490
Loans held for sale	1,179	5,820
Loans held for investment, net of unearned income:
Covered under loss share agreements	238,777	—
Not covered under loss share agreements	1,568,312	1,396,067
Less allowance for loan losses	26,171	26,205

Loans held for investment, net	1,780,918	1,369,862
FDIC receivable under loss share agreements	52,067	—
Property, plant, and equipment, net	60,829	54,721
Other real estate owned:
Covered under loss share agreements	5,325	—
Not covered under loss share agreements	4,938	5,914
Interest receivable	8,396	6,193
Goodwill	99,402	83,056
Intangible assets	3,903	4,326
Other assets	109,297	101,683

Total assets	$2,810,321	$2,164,789

Liabilities
Deposits:
Noninterest-bearing	$340,895	$240,268
Interest-bearing	1,764,312	1,303,199

Total deposits	2,105,207	1,543,467
Interest, taxes, and other liabilities	22,465	20,452
Securities sold under agreements to repurchase	148,367	129,208
FHLB advances	176,653	150,000
Other borrowings	15,918	15,933

Total liabilities	2,468,610	1,859,060

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A
Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 18,921 shares issued at June 30, 2012, and December 31, 2011	18,921	18,921
Common stock, $1 par value; 50,000,000 shares authorized; 20,239,827 and 18,082,822 shares issued at June 30, 2012, and December 31, 2011, respectively; 231,646 and 233,446 shares in treasury at June 30, 2012, and December 31, 2011, respectively	20,240	18,083
Additional paid-in capital	212,510	188,118
Retained earnings	99,418	93,656
Treasury stock, at cost	(5,672)	(5,721)
Accumulated other comprehensive loss	(3,706)	(7,328)

Total stockholders’ equity	341,711	305,729

Total liabilities and stockholders’ equity	$2,810,321	$2,164,789

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2012	2011	2012	2011
Interest income
Interest and fees on loans held for investment	$20,853	$20,094	$40,221	$40,549
Interest on securities — taxable	1,992	1,850	4,071	4,383
Interest on securities — nontaxable	1,265	1,291	2,461	2,824
Interest on deposits in banks	72	100	111	169

Total interest income	24,182	23,335	46,864	47,925

Interest expense
Interest on deposits	2,360	3,273	4,765	7,153
Interest on short-term borrowings	589	632	1,184	1,272
Interest on long-term borrowings	1,749	1,676	3,454	3,471

Total interest expense	4,698	5,581	9,403	11,896

Net interest income	19,484	17,754	37,461	36,029
Provision for loan losses	1,620	3,079	2,542	4,691

Net interest income after provision for loan losses	17,864	14,675	34,919	31,338

Noninterest income
Wealth management income	940	930	1,834	1,824
Service charges on deposit accounts	3,329	3,353	6,342	6,384
Other service charges and fees	1,564	1,461	3,149	2,867
Insurance commissions	1,336	1,561	2,912	3,504
Impairment losses on securities	—	—	—	(527)
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	—	—	—	(527)
Net gain on sale of securities	(9)	3,224	42	5,060
Other operating income	1,183	834	2,055	1,750

Total noninterest income	8,343	11,363	16,334	20,862

Noninterest expense
Salaries and employee benefits	8,892	8,685	17,114	17,814
Occupancy expense of bank premises	1,654	1,568	3,180	3,215
Furniture and equipment	975	909	1,786	1,824
Amortization of intangible assets	189	261	422	520
FDIC premiums and assessments	290	414	612	1,292
FHLB debt prepayment fees	—	—	—	471
Merger related expense	3,419	—	3,582	—
Other operating expense	4,713	5,901	9,629	10,665

Total noninterest expense	20,132	17,738	36,325	35,801

Income before income taxes	6,075	8,300	14,928	16,399
Income tax expense	1,997	2,572	4,849	4,920

Net income	4,078	5,728	10,079	11,479
Dividends on preferred stock	283	131	566	131

Net income available to common shareholders	$3,795	$5,597	$9,513	$11,348

Basic earnings per common share	$0.20	$0.31	$0.52	$0.63
Diluted earnings per common share	$0.20	$0.31	$0.52	$0.63

Cash dividends per common share	$0.11	$0.10	$0.21	$0.20

Weighted average basic shares outstanding	18,561,714	17,895,904	18,205,545	17,882,006
Weighted average diluted shares outstanding	19,909,242	18,534,489	19,549,582	18,200,184

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2012	2011	2012	2011
Net income	$4,078	$5,728	$10,079	$11,479
Other comprehensive income, before tax
Available-for-sale securities:
Unrealized gains on securities available-for-sale with other-than-temporary impairment	(314)	(964)	(105)	(21)
Unrealized gains on securities available-for-sale without other-than-temporary impairment	5,326	6,387	5,821	12,479
Less: reclassification adjustment for losses (gains) realized in net income	9	(3,224)	(42)	(5,060)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	—	—	—	527

Unrealized gains on available-for-sale securities in OCI	5,021	2,199	5,674	7,925
Defined benefit plans:
Less: reclassification adjustment for amortization in net prior service cost	106	—	150	—

Unrealized gains on benefit plans	106	—	150	—
Derivative securities:
Unrealized gains on derivative securities	—	—	—	30

Other comprehensive income (loss), before tax	5,127	2,199	5,823	7,955
Income tax expense related to items of other comprehensive income	(1,938)	(819)	(2,201)	(2,963)

Other comprehensive income, net of tax	3,189	1,380	3,622	4,992

Total comprehensive income	$7,267	$7,108	$13,701	$16,471

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2011	$—	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878
Comprehensive income
Net income	—	—	—	11,479	—	—	11,479
Other comprehensive income	—	—	—	—	—	4,992	4,992

Comprehensive income, net of tax	—	—	—	11,479	—	4,992	16,471

Common dividends declared — $0.20 per share	—	—	—	(3,577)	—	—	(3,577)
Preferred dividends declared — $6.90 per share	—	—	—	(131)	—	—	(131)
Issuance of preferred stock — 18,921 shares	18,921	—	(80)	—	—	—	18,841
Equity-based compensation expense	—	—	(9)	—	30	—	21
Common stock options exercised — 2,969 shares	—	—	(60)	—	92	—	32
Issuance of treasury stock to 401(k) plan — 47,570 shares	—	—	(812)	—	1,481	—	669

Balance June 30, 2011	$18,921	$18,083	$188,278	$89,257	$(5,137)	$(7,198)	$302,204

Balance January 1, 2012	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729
Comprehensive income
Net income	—	—	—	10,079	—	—	10,079
Other comprehensive income	—	—	—	—	—	3,622	3,622

Comprehensive income, net of tax	—	—	—	10,079	—	3,622	13,701

Common dividends declared — $0.21 per share	—	—	—	(3,751)	—	—	(3,751)
Preferred dividends declared — $30.00 per share	—	—	—	(566)	—	—	(566)
Equity-based compensation expense	—	—	94	—	17	—	111
Common stock options exercised — 1,300 shares	—	—	(15)	—	32	—	17
Acquisition of Peoples Bank of Virginia — 2,157,005 shares	—	2,157	24,313	—	—	—	26,470

Balance June 30, 2012	$18,921	$20,240	$212,510	$99,418	$(5,672)	$(3,706)	$341,711

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Amounts in thousands)	2012	2011
Operating activities
Net income	$10,079	$11,479
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,542	4,691
Depreciation and amortization of property, plant, and equipment	1,887	2,034
Accretion of discounts and premiums on investments	964	162
Amortization of intangible assets	422	520
Gain on sale of loans	(475)	(406)
Equity-based compensation expense	111	21
Contribution of treasury stock to 401(k) plan	—	1,481
Gain (loss) on sale of property, plant, and equipment	54	(32)
Losses on sales of other real estate	825	1,233
Gain on sale of securities	(42)	(5,060)
Net impairment losses recognized in earnings	—	527
Losses on payments of FHLB debt prepayment fees	—	471
Deferred income tax expense	8,445	2,618
Proceeds from sale of mortgage loans	34,658	23,884
Origination of mortgage loans	(29,542)	(19,704)
(Increase) decrease in accrued interest receivable	(176)	1,473
(Increase) decrease in other operating activities	(1,526)	157

Net cash provided by operating activities	28,226	25,549

Investing activities
Proceeds from sale of securities available-for-sale	20,649	182,167
Proceeds from maturities, prepayments, and calls of securities available-for-sale	43,019	19,317
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	2,210	535
Payments to acquire securities available-for-sale	(40,801)	(59,334)
Origination of loans	3,517	2,506
Proceeds from FHLB stock	504	736
Net cash acquired in acquisitions	152,774	—
Payments to acquire property, plant, and equipment	(1,500)	(1,799)
Proceeds from sale of property, plant, and equipment	887	175
Proceeds from sale of other real estate	2,685	3,157

Net cash provided by investing activities	183,944	147,460

Financing activities
Net increase in noninterest-bearing deposits	10,191	14,337
Net increase (decrease) in interest-bearing deposits	(97,634)	(55,616)
Repayments of securities sold under agreements to repurchase	(923)	(3,116)
Repayments of long-term debt	(10,633)	(25,014)
Proceeds from issuance of preferred stock	—	18,841
Proceeds from stock options exercised	17	32
Payments of FHLB debt prepayment fees	—	(471)
Excess tax benefit from share-based compensation	—	5
Payments of common dividends	(3,751)	(3,577)
Payments of preferred dividends	(566)	—

Net cash used in financing activities	(103,299)	(54,579)

Increase in cash and cash equivalents	108,871	118,430
Cash and cash equivalents at beginning of period	47,294	112,189

Cash and cash equivalents at end of period	$156,165	$230,619

Supplemental information — noncash items
Transfer of other real estate	$3,311	$5,065
Loans originated to finance other real estate	$840

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

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Condensed Consolidated Financial Statements in Part II, Item 8, “Financial and Supplementary Data,” of the Company’s 2011 Form 10-K and Note 1, “General,” of the Notes to Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012. Additional discussion of the Company’s application of critical accounting estimates is included within “Application of Critical Accounting Estimates” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had, or are likely to have, a material effect on the Company’s financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2012	2011	2012	2011
Net income	$4,078	$5,728	$10,079	$11,479
Dividends on preferred stock	283	131	566	131

Net income available to common shareholders	$3,795	$5,597	$9,513	$11,348
Weighted average common shares outstanding, basic	18,561,714	17,895,904	18,205,545	17,882,006
Diluted shares for stock options	41,979	27,497	38,488	6,706
Contingently issuable shares	—	8,527	—	8,527
Convertible preferred shares	1,305,549	602,561	1,305,549	302,945

Weighted average common shares outstanding, diluted	19,909,242	18,534,489	19,549,582	18,200,184

Basic earnings per common share	$0.20	$0.31	$0.52	$0.63
Diluted earnings per common share	$0.20	$0.31	$0.52	$0.63

The 18,921 shares of the Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carry a 6% dividend rate. Each share is convertible into 69 shares of Common Stock at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014.

The following outstanding options and warrants to purchase the Company’s Common Stock (“Common Stock”) were excluded from the calculation of diluted earnings per share because the exercise price was greater than the market value of the Common Stock, which would result in an antidilutive effect on diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options and warrants	451,915	457,045	451,915	480,396

Note 3. Business Combinations

The Company accounts for business combinations under FASB ASC 805 which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (the “FDIC”). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest, and other cash flows. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

Acquired credit-impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans exhibit evidence of credit deterioration when it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration, as of the purchase date, may include measures such as nonaccrual status, credit scores, declines in collateral value, current loan to value percentages, and days past due. The

Company considers expected prepayments and estimates the amount and timing of expected principal, interest, and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. In accordance with FASB ASC Topic 310-30, the Company aggregated loans that have common risk characteristics into pools within the following loan categories: construction and development, commercial and industrial, commercial real estate, consumer, home equity lines of credit, residential real estate – 1st lien, residential real estate – 2nd lien, and lines of credit.

Purchased performing loans are recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments, as accounted for under the contractual cash flow method of accounting. The fair value adjustment is accreted as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to the acquisition. In accordance with GAAP, there was no carryover of previously established allowance for loan losses on acquired portfolios.

Peoples Bank of Virginia

On May 31, 2012, the Company completed the acquisition of Peoples Bank of Virginia (“Peoples”), a commercial bank headquartered in Richmond, Virginia. At acquisition, Peoples had total assets of $276.88 million, total loans of $184.84 million, total deposits of $232.75 million, and common equity of $43.38 million. The transaction was accounted for under the purchase method of accounting and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The acquisition expands the Company’s existing presence in the Richmond, Virginia market by four branches and affords the opportunity to realize certain operating cost savings.

Peoples’ shareholders received $6.08 in cash and 1.07 shares of the Company’s Common Stock for each share of Peoples’ common stock resulting in a purchase price of approximately $40.28 million, which includes Common Stock valued at $26.47 million and total cash consideration of $12.26 million. In connection with the transaction, the Company issued 2,157,005 shares of Common Stock valued based on the five-day variable weighted average price of $12.27 for the two days immediately preceding, two days immediate proceeding, and including May 31, 2012. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in an addition to goodwill of $9.02 million. Because the consideration paid was greater than the net fair value of the assets acquired and liabilities assumed, the Company recorded goodwill as part of the acquisition. The Company does not expect any goodwill recorded in connection with the acquisition to be deductible for tax purposes.

The Company estimated the fair value of assets acquired and liabilities assumed using expected cash flows discounted at appropriate rates of interest. The estimated fair values, including identifiable intangible assets, are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

The consideration transferred and the net assets acquired in connection with the Peoples acquisition are presented as of the acquisition date:

(Amounts in thousands, except per share data)
Consideration
Cash consideration	$12,259
Common stock — 2,157,005 shares	26,469
Cash in lieu of fractional shares	2
Stock option consideration	1,547

Fair value of consideration paid	$40,277

Identifiable assets
Cash and cash equivalents	$81,834
Securities	2,917
Loans	166,609
Property, plant, and equipment	3,434
Other assets	11,354

Identifiable assets	266,148
Identifiable liabilities
Total deposits	234,146
Other liabilities	741

Identifiable liabilities	234,887
Identifiable net assets acquired	31,261

Goodwill recorded for acquisition	$9,016

The Company is currently in the process of identifying the purchased performing and credit impaired loans from the Peoples acquisition; therefore, disclosures related to the division of the purchased loans have been omitted in this current quarterly filing.

The Company’s operating results for the three and six months ended June 30, 2012, include the impact of the Peoples acquisition since May 31, 2012. The following table presents unaudited proforma information as if the acquisition had occurred on January 1, 2011. The information presented does not necessarily reflect the results of operation that would have occurred had the acquisition been completed at the beginning of each fiscal period, nor does it indicate future consolidated results. For the three and six months ended June 30, 2012, the Company incurred merger related expenses related to the Peoples acquisition of $2.83 million and $2.99 million, respectively.

	For the Six Months Ended June 30, 2012
(Amounts in thousands)	First Community	Peoples	Proforma Adjustments	Proforma Combined
Interest income	$46,013	$5,479	$—	$51,492
Interest expense	9,212	1,521	(122)	10,611

Net interest income	36,801	3,958	122	40,881
Provision for loan losses	2,542	100	—	2,642

Net interest income after provision for loan losses	34,259	3,858	122	38,239
Noninterest income	16,287	254	—	16,541
Noninterest expense (1)	33,188	2,932	2,988	39,108

Income (loss) before taxes	17,358	1,180	(2,866)	15,672
Income tax expense (benefit)	5,852	397	(1,133)	5,116

Net income (loss)	11,506	783	(1,733)	10,556
Dividends on preferred stock	566	—	—	566

Net income (loss) available to common shareholders	$10,940	$783	$(1,733)	$9,990

	For the Six Months Ended June 30, 2011
	First Community	Peoples	Proforma Adjustments	Proforma Combined
Interest income	$47,925	$6,337	$—	$54,262
Interest expense	11,896	1,800	(122)	13,574

Net interest income	36,029	4,537	122	40,688
Provision for loan losses	4,691	750	—	5,441

Net interest income after provision for loan losses	31,338	3,787	122	35,247
Noninterest income	20,862	226	—	21,088
Noninterest expense (1)	35,801	2,489	2,988	41,278

Income (loss) before taxes	16,399	1,524	(2,866)	15,057
Income tax expense (benefit)	4,920	513	(1,133)	4,300

Net income (loss)	11,479	1,011	(1,733)	10,757
Dividends on preferred stock	131	—	—	131

Net income (loss) available to common shareholders	$11,348	$1,011	$(1,733)	$10,626

(1)	Proforma adjustments in noninterest expense result from merger related expense.

Waccamaw Bank

On June 8, 2012, the Company’s wholly-owned subsidiary, First Community Bank (the “Bank”), entered into a Purchase and Assumption Agreement (the “Agreement”) with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Waccamaw Bank (“Waccamaw”), a full service community bank, headquartered in Whiteville, North Carolina. Waccamaw operated sixteen branches in total throughout North Carolina and South Carolina.

Pursuant to the Agreement, the Bank received a discount of $15.00 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by loss share agreements between the FDIC and the Bank. Under the loss share agreements, the FDIC will cover 80% of loan and foreclosed real estate losses and certain collection costs. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss sharing agreement applicable to single family assets, both loans and OREO, provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial assets, both loans and OREO, provides for FDIC loss sharing for five years and Bank reimbursement of recoveries to the FDIC for eight years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the loss sharing based on the adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss sharing agreements are not contractually embedded in them or transferable with them in the event of disposal. The balance of the FDIC indemnification asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC indemnification asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss sharing agreement. This discount will be accreted to non-interest income over future periods.

The Bank did not immediately acquire all the real estate, furniture, and equipment of Waccamaw as a part of the purchase agreement. The bank purchased two properties at acquisition; however, the Bank has the option to purchase the remaining real estate, furniture, and equipment from the FDIC. The term of this option expires approximately 30 days from the date of the acquisition; additionally, the Bank has approximately 90 days to assume or repudiate leases for leased branch properties.

As of June 30, 2012, there have been no adjustments or changes to the initial fair values related to the Waccamaw acquisition. The purchase accounting adjustments and the loss sharing arrangement with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company. Additionally, disclosure of pro forma financial information is made more difficult by the nature of Waccamaw’s operations prior to the date of the combination. Accordingly, no pro forma financial information has been presented.

Goodwill of $7.13 million was recorded as part of the acquisition of Waccamaw. The amount of the goodwill was equal to the amount by which the fair value of liabilities assumed exceeded the fair value of assets acquired, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreements. For the three and six months ended June 30, 2012, the Company incurred merger related expenses related to the Waccamaw acquisition of $594 thousand.

The following table presents the assets acquired and liabilities assumed as of June 8, 2012, as recorded by Waccamaw on the acquisition date and as adjusted for purchase accounting adjustments:

(Amounts in thousands)	Balances Acquired from FDIC	Fair Value and Purchase Adjustments	Recorded Investment
Assets
Cash and due from banks (1)	$44,809	$—	$44,809
Interest-bearing deposits in banks	40,140	—	40,140

Total cash and cash equivalents	84,949	—	84,949
Securities available-for-sale	59,816	(194)	59,622
Loans held for investment, net of unearned income	318,317	(65,464)	252,853
FDIC receivable under loss share agreements	—	52,067	52,067
Property, plant, and equipment, net	4,102	—	4,102
Other real estate owned	9,347	(3,959)	5,388
Interest receivable	1,363	—	1,363
Other assets	5,264	—	5,264

Total assets	$483,158	$(17,550)	$465,608

Liabilities
Deposits:
Noninterest-bearing	$47,892	$—	$47,892
Interest-bearing	366,233	912	367,145

Total deposits	414,125	912	415,037
Securities sold under agreements to repurchase	17,042	3,040	20,082
FHLB advances	35,000	2,271	37,271
Other borrowings	345	—	345

Total liabilities	$466,512	$6,223	$472,735

Net assets acquired over (under) liabilities assumed	$16,646	$(23,773)	$(7,127)

Excess of net assets acquired over liabilities assumed	$16,646

Aggregate fair value and purchase adjustments		$(23,773)

Goodwill on acquisition			$7,127

(1)	Includes $17.27 million transferred to the FDIC in connection with the acquisition.

The Company is currently in the process of identifying the purchased performing and credit impaired loans from the Waccamaw acquisition; therefore, disclosures related to the division of the purchased loans have been omitted in this current quarterly filing.

The following table presents fair value of loans acquired from Peoples and Waccamaw at their acquisition date. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

	Peoples	Waccamaw
(Amounts in thousands)	May 31, 2012	June 8, 2012
Contractually required principal payments receivable	$185,624	$328,939
Fair value of adjustment for credit, interest rate, and liquidity	(19,015)	(76,086)

Fair value of loans receivable	$166,609	$252,853

Note 4. Investment Securities

The amortized cost and estimated fair value of available-for-sale securities, including gross unrealized gains and losses, at June 30, 2012, and December 31, 2011, were as follows:

	June 30, 2012
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
Municipal securities	$144,940	$7,249	$(198)	$151,991	$—
Single issue trust preferred securities	55,678	—	(11,172)	44,506	—
Corporate FDIC insured securities	13,540	10	—	13,550	—
Mortgage-backed securities:
Agency	300,036	6,310	(257)	306,089	—
Non-Agency Alt-A residential	15,533	—	(5,607)	9,926	(5,607)

Total mortgage-backed securities	315,569	6,310	(5,864)	316,015	(5,607)
Equity securities	419	220	(94)	545	—

Total	$530,146	$13,789	$(17,328)	$526,607	$(5,607)

	December 31, 2011
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
Municipal securities	$131,498	$6,317	$—	$137,815	$—
Single issue trust preferred securities	55,649	—	(15,405)	40,244	—
Corporate FDIC insured securities	13,685	33	—	13,718	—
Mortgage-backed securities:
Agency	274,384	6,003	(285)	280,102	—
Non-Agency Alt-A residential	15,980	—	(5,950)	10,030	(5,950)

Total mortgage-backed securities	290,364	6,003	(6,235)	290,132	(5,950)
Equity securities	419	206	(104)	521	—

Total	$491,615	$12,559	$(21,744)	$482,430	$(5,950)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The amortized cost and estimated fair value of held-to-maturity securities, including gross unrealized gains and losses, at June 30, 2012, and December 31, 2011, were as follows:

	June 30, 2012
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
Municipal securities	$1,295	$24	$(1)	$1,318

Total	$1,295	$24	$(1)	$1,318

	December 31, 2011
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal securities	$3,490	$42	$—	$3,532

Total	$3,490	$42	$—	$3,532

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2012, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Available-for-sale securities
Due within one year	$14,646	$14,657
Due after one year but within five years	17,311	17,978
Due after five years but within ten years	19,262	20,238
Due after ten years	162,939	157,174

	214,158	210,047
Mortgage-backed securities	315,569	316,015
Equity securities	419	545

Total	$530,146	$526,607

Held-to-maturity securities
Due within one year	$430	$434
Due after one year but within five years	865	884
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$1,295	$1,318

Available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer at June 30, 2012, and December 31, 2011 were as follows:

	June 30, 2012
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal securities	$12,610	$(198)	$—	$—	$12,610	$(198)
Single issue trust preferred securities	—	—	44,506	(11,172)	44,506	(11,172)
Mortgage-backed securities:
Agency	52,932	(252)	11,790	(5)	64,722	(257)
Non-Agency Alt-A residential	—	—	9,925	(5,607)	9,925	(5,607)

Total mortgage-backed securities	52,932	(252)	21,715	(5,612)	74,647	(5,864)
Equity securities	—	—	94	(94)	94	(94)

Total	$65,542	$(450)	$66,315	$(16,878)	$131,857	$(17,328)

	December 31, 2011
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal securities	$—	$—	$40,244	$(15,405)	$40,244	$(15,405)
Mortgage-backed securities:
Agency	52,300	(285)	—	—	52,300	(285)
Non-Agency Alt-A residential	—	—	10,030	(5,950)	10,030	(5,950)

Total mortgage-backed securities	52,300	(285)	10,030	(5,950)	62,330	(6,235)
Equity securities	—	—	188	(104)	188	(104)

Total	$52,300	$(285)	$50,462	$(21,459)	$102,762	$(21,744)

There were no held-to-maturity securities in a continuous unrealized loss position at June 30, 2012, or December 31, 2011. The carrying value of securities pledged to secure public deposits and for other purposes was $295.37 million and $288.80 million at June 30, 2012, and December 31, 2011, respectively.

The following table details the Company’s gross gains and gross losses realized from the sale of securities for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Gross realized gains	$30	$4,325	$119	$6,681
Gross realized losses	(39)	(1,101)	(77)	(1,621)

Net (loss) gain on sale of securities	$(9)	$3,224	$42	$5,060

At June 30, 2012, the combined depreciation in value of 58 individual securities in an unrealized loss position was 3.31% of the combined reported value of the aggregate securities portfolio. At December 31, 2011, the combined depreciation in value of 28 individual securities in an unrealized loss position was 4.51% of the combined reported value of the aggregate securities portfolio.

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

For nonbeneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. Nonbeneficial interest debt securities consist of U.S. treasury securities, states and political subdivisions, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of impairment and records any credit-related OTTI through earnings and noncredit-related OTTI through OCI. During the three and six months ended June 30, 2012 and June 30, 2011, the Company incurred no OTTI charges related to nonbeneficial interest debt securities. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of corporate FDIC insured securities and mortgage-backed securities (“MBS”). An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the noncredit-related OTTI is accounted for in OCI. During the three and six months ended June 30, 2012, the Company incurred no credit-related OTTI charges on beneficial interest debt securities. During the three months ended June 30, 2011, the Company incurred no credit-related OTTI charges related to beneficial interest debt securities. During the six months ended June 30, 2011, the Company incurred credit-related OTTI charges on beneficial interest debt securities of $527 thousand related to a non-Agency MBS.

For the non-Agency Alt-A residential MBS, the Company uses a discounted cash flow model with the following assumptions: voluntary constant prepayment rate of 5%, a customized constant default rate scenario that assumes approximately 18% of the remaining underlying mortgages will default within three years, and a customized loss severity rate scenario that ramps the loss rate down from 60% to 15% over the course of 5 years.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of the OTTI is recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance (1)	$6,536	$4,778	$6,536	$4,251
Additions for credit losses on securities not previously recognized	—	—	—	—
Additions for credit losses on securities previously recognized	—	—	—	527
Reduction for increases in cash flows	—	—	—	—
Reduction for securities management no longer intends to hold to recovery	—	—	—	—
Reduction for securities sold/realized losses	—	—	—	—

Ending balance	$6,536	$4,778	$6,536	$4,778

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three and six months ended June 30, 2012 and 2011, the Company recognized no OTTI charges on equity securities.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”) and FRB of Richmond (“FRB Richmond”). The Company feels this ownership position provides access to relatively inexpensive wholesale and overnight funding. FHLBA and FRB Richmond stock are reported as long-term investments in “Other assets” on the Company’s “Condensed Consolidated Balance Sheets.” At June 30, 2012, and December 31, 2011, the Company owned $12.78 million and $10.82 million, respectively, of FHLBA stock. The Company’s policy is to review the stock for impairment at each reporting period. During the first half of 2012, the FHLBA paid quarterly dividends and repurchased excess activity-based stock. Based on the Company’s review and publicly available information concerning the FHLBA, it believes that as of June 30, 2012, its FHLBA stock was not impaired. At June 30, 2012, and December 31, 2011, the Company owned $5.69 and $4.78 million, respectively, of FRB Richmond stock.

Note 5. Loans

Loan Portfolio

Loans, net of unearned income, consisted of the following at June 30, 2012, and December 31, 2011:

	June 30, 2012		December 31, 2011
(Amounts in thousands)	Amount	Percent	Amount	Percent
Covered loans	$238,777	13.21%	$—	0.00%
Non-covered loans
Commercial loans
Construction — commercial	20,877	1.16%	35,482	2.54%
Land development	6,549	0.36%	2,902	0.21%
Other land loans	26,571	1.47%	23,384	1.67%
Commercial and industrial	99,364	5.50%	91,939	6.58%
Multi-family residential	86,040	4.76%	77,050	5.52%
Single family non-owner occupied	140,684	7.79%	106,743	7.65%
Non-farm, non-residential	453,820	25.12%	336,005	24.07%
Agricultural	1,643	0.09%	1,374	0.10%
Farmland	38,423	2.13%	37,161	2.66%

Total commercial loans	873,971	48.38%	712,040	51.00%
Consumer real estate loans
Home equity lines	115,843	6.41%	111,387	7.98%
Single family owner occupied	466,450	25.81%	473,067	33.89%
Owner occupied construction	30,417	1.68%	19,577	1.40%

Total consumer real estate loans	612,710	33.90%	604,031	43.27%
Consumer and other loans
Consumer loans	75,781	4.19%	67,129	4.81%
Other	5,850	0.32%	12,867	0.92%

Total consumer and other loans	81,631	4.51%	79,996	5.73%

Total non-covered loans	1,568,312	86.79%	1,396,067	100.00%

Total loans held for investment, net of unearned income	$1,807,089	100.00%	$1,396,067	100.00%

Loans held for sale	$1,179		$5,820

Covered loans held for investment, net of unearned income, consisted of the following at June 30, 2012.

(Amounts in thousands)	June 30, 2012
Covered loans
Commercial loans
Construction — commercial	$17,770
Land development	—
Other land loans	—
Commercial and industrial	7,663
Multi-family residential	3,706
Single family non-owner occupied	—
Non-farm, non-residential	66,751
Agricultural	307
Farmland	1,345

Total commercial loans	97,542
Consumer real estate loans
Home equity lines	88,508
Single family owner occupied	45,691
Owner occupied construction	2,502

Total consumer real estate loans	136,701
Consumer and other loans
Consumer loans	4,534
Other	—

Total consumer and other loans	4,534

Total covered loans	$238,777

See Note 11, “Commitments and Contingencies,” for information concerning the Company’s off-balance sheet credit risk related to lending activities.

Acquired Impaired Loans

The following table presents the carrying balance of acquired impaired loans and activity within those loans during the periods indicated. The Company has estimated the cash flows to be collected on the loans and discounted those cash flows at a market rate of interest. As previously discussed in Note 3, “Business Combinations,” the Company is in the process of identifying the purchased performing and credit impaired loans from the Peoples and Waccamaw acquisitions; therefore, acquisitions completed during the second quarter of 2012 are not reflected in the following tables.

	Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Balance, January 1	$2,886	$3,221
Accretion	1,146	13
Principal payments received	(1,739)	(173)
Other	4	60
Charge-offs	(4)	—

Balance, June 30	$2,293	$3,121

The outstanding balance of acquired impaired loans, excluding the Peoples and Waccamaw portfolios, was $5.98 million at June 30, 2012, $7.71 million at December 31, 2011, and $8.45 million at June 30, 2011.

The following table presents changes in the accretable yield during the periods indicated:

	Six Months Ended June 30,
(Amounts in thousands)	2012	2011
Balance, January 1	$919	$944
Accretion	(1,146)	(13)
Reclassifications from nonaccretable difference	92	—
Disposals	161	—

Balance, June 30	$26	$931

Note 6. Allowance for Loan Losses and Credit Quality Indicators

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Purchased credit impaired loan pools are evaluated separately from the non-purchased credit impaired portfolio for impairment. See Note 3, “Business Combinations,” for additional information.

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

The following tables detail activity within the allowance for loan losses, by portfolio segment, for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
		Consumer	Consumer			Consumer	Consumer
(Amounts in thousands)	Commercial	Real Estate	and Other	Total	Commercial	Real Estate	and Other	Total
Beginning balance	$17,865	$7,259	$676	$25,800	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	950	623	47	1,620	2,504	408	167	3,079
Loans charged off	(836)	(619)	(157)	(1,612)	(2,727)	(457)	(272)	(3,456)
Recoveries credited to allowance	278	9	76	363	223	49	105	377

Net charge-offs	(558)	(610)	(81)	(1,249)	(2,504)	(408)	(167)	(3,079)

Ending balance	$18,257	$7,272	$642	$26,171	$12,300	$12,641	$1,541	$26,482

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
		Consumer	Consumer			Consumer	Consumer
(Amounts in thousands)	Commercial	Real Estate	and Other	Total	Commercial	Real Estate	and Other	Total
Beginning balance	$17,752	$7,711	$742	$26,205	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	1,216	1,237	89	2,542	2,865	1,621	205	4,691
Loans charged off	(1,086)	(1,727)	(361)	(3,174)	(3,167)	(1,829)	(487)	(5,483)
Recoveries credited to allowance	375	51	172	598	302	208	282	792

Net charge-offs	(711)	(1,676)	(189)	(2,576)	(2,865)	(1,621)	(205)	(4,691)

Ending balance	$18,257	$7,272	$642	$26,171	$12,300	$12,641	$1,541	$26,482

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

The following tables present the Company’s recorded investment in non-purchased loans considered to be impaired and related information on those impaired loans for the periods indicated:

	June 30, 2012			December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance:
Commercial loans
Construction — commercial	$12	$12	$—	$411	$411	$—
Land development	—	—	—	250	250	—
Other land loans	—	—	—	—	—	—
Commercial and industrial	61	66	—	114	127	—
Multi-family residential	796	801	—	278	278	—
Single family non-owner occupied	1,202	1,248	—	1,206	1,244	—
Non-farm, non-residential	816	856	—	1,616	1,647	—
Agricultural	—	—	—	—	—	—
Farmland	—	—	—	258	258	—
Consumer real estate loans
Home equity lines	366	385	—	368	378	—
Single family owner occupied	5,812	5,926	—	2,428	2,508	—
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	6	6	—

Total impaired loans with no allowance	9,065	9,294	—	6,935	7,107	—
Impaired loans with a related allowance:
Commercial loans
Construction — commercial	—	—	—	—	—	—
Land development	—	—	—	—	—	—
Other land loans	111	111	4	112	112	4
Commercial and industrial	3,914	3,936	3,739	4,031	4,069	2,048
Multi-family residential	—	—	—	—	—	—
Single family non-owner occupied	2,895	2,914	441	2,232	2,232	124
Non-farm, non-residential	6,620	6,966	1,647	5,317	5,480	1,819
Agricultural	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Consumer real estate loans
Home equity lines	250	250	250	—	—	—
Single family owner occupied	2,586	2,686	710	5,529	5,612	1,203
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—	—

Total impaired loans with an allowance	16,376	16,863	6,791	17,221	17,505	5,198

Total impaired loans	$25,441	$26,157	$6,791	$24,156	$24,612	$5,198

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction — commercial	$11	$—	$30	$—
Land development	—	—	—	—
Other land loans	—	—	—	—
Commercial and industrial	67	5	77	5
Multi-family residential	879	4	1,196	4
Single family non-owner occupied	1,405	8	1,813	17
Non-farm, non-residential	886	7	1,119	17
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	378	8	503	14
Single family owner occupied	5,842	27	7,155	48
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with no allowance	9,468	59	11,893	105
Impaired loans with a related allowance:
Commercial loans
Construction — commercial	—	—	—	—
Land development	—	—	—	—
Other land loans	111	—	111	1
Commercial and industrial	3,922	72	3,973	72
Multi-family residential	—	—	—	—
Single family non-owner occupied	2,888	11	2,910	42
Non-farm, non-residential	6,683	145	6,952	236
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	250	—	250	—
Single family owner occupied	2,581	28	2,697	53
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	16,435	256	16,893	404

Total impaired loans	$25,903	$315	$28,786	$509

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction — commercial	$481	$—	$322	$—
Land development	916	—	458	—
Other land loans	2,291	—	1,491	1
Commercial and industrial	4,015	—	4,097	—
Multi-family residential	1,357	1	1,578	14
Single family non-owner occupied	1,158	19	1,263	19
Non-farm, non-residential	1,676	10	2,322	10
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	644	5	506	8
Single family owner occupied	1,479	6	1,250	5
Owner occupied construction	241	3	121	3
Consumer and other loans
Consumer loans	—	—	3	—

Total impaired loans with no allowance	14,258	44	13,411	60
Impaired loans with a related allowance:
Commercial loans
Construction — commercial	269	—	135	—
Land development	—	—	—	—
Other land loans	113	2	113	3
Commercial and industrial	651	8	651	8
Multi-family residential	786	—	644	—
Single family non-owner occupied	2,263	27	2,389	54
Non-farm, non-residential	3,052	8	2,322	11
Agricultural	—	—	—	—
Farmland	333	—	166	—
Consumer real estate loans
Home equity lines	—	—	49	—
Single family owner occupied	6,079	56	5,734	92
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	13,546	101	12,203	168

Total impaired loans	$27,804	$145	$25,614	$228

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at June 30, 2012, and December 31, 2011. The Company is still in the process of identifying purchased performing and credit impaired loans from the Peoples and Waccamaw acquisitions; therefore, those acquired loans have been excluded from the table below.

	June 30, 2012
(Amounts in thousands)	Non-acquired Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction — commercial	$12	$—	$13,298	$491	$—	$—
Land development	—	—	6,549	136	—	—
Other land loans	111	4	26,460	346	—	—
Commercial and industrial	3,967	3,731	75,236	1,333	255	8
Multi-family residential	796	—	80,010	2,163	—	—
Single family non-owner occupied	4,097	441	135,446	2,458	1,141	—
Non-farm, non-residential	7,436	1,647	350,269	5,105	483	—
Agricultural	—	—	1,643	19	—	—
Farmland	—	—	37,211	375	—	—

Total commercial loans	16,419	5,823	726,122	12,426	1,879	8
Consumer real estate loans
Home equity lines	616	250	107,236	1,277	—	—
Single family owner occupied	8,398	710	427,321	4,849	414	—
Owner occupied construction	—	—	30,417	186	—	—

Total consumer real estate loans	9,014	960	564,974	6,312	414	—
Consumer and other loans
Consumer loans	—	—	67,643	642	—	—
Other	—	—	5,850	—	—	—

Total consumer and other loans	—	—	73,493	642	—	—

Total loans	$25,433	$6,783	$1,364,589	$19,380	$2,293	$8

	December 31, 2011
(Amounts in thousands)	Non-acquired Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction — commercial	$411	$—	$35,071	$865	$—	$—
Land development	250	—	2,652	481	—	—
Other land loans	112	4	23,123	542	149	—
Commercial and industrial	3,738	1,847	87,563	1,668	638	201
Multi-family residential	278	—	76,772	1,889	—	—
Single family non-owner occupied	3,438	124	102,063	2,836	1,242	—
Non-farm, non-residential	6,933	1,819	328,610	5,114	462	—
Agricultural	—	—	1,374	19	—	—
Farmland	258	—	36,903	343	—	—

Total commercial loans	15,418	3,794	694,131	13,757	2,491	201
Consumer real estate loans
Home equity lines	368	—	111,019	1,365	—	—
Single family owner occupied	7,957	1,203	464,715	4,931	395	—
Owner occupied construction	—	—	19,577	212	—	—

Total consumer real estate loans	8,325	1,203	595,311	6,508	395	—
Consumer and other loans
Consumer loans	6	—	67,123	742	—	—
Other	—	—	12,867	—	—	—

Total consumer and other loans	6	—	79,990	742	—	—

Total loans	$23,749	$4,997	$1,369,432	$21,007	$2,886	$201

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

The following tables present the Company’s investment in loans held for investment by internal credit grade indicator at June 30, 2012, and December 31, 2011. There were no covered loans at December 31, 2011.

	June 30, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction — commercial	$19,390	$149	$1,338	$—	$—	$20,877
Land development	6,377	—	172	—	—	6,549
Other land loans	23,178	3,084	309	—	—	26,571
Commercial and industrial	90,824	951	3,033	4,556	—	99,364
Multi-family residential	81,808	1,420	2,812	—	—	86,040
Single family non-owner occupied	126,382	2,711	11,230	361	—	140,684
Non-farm, non-residential	408,333	11,953	33,072	462	—	453,820
Agricultural	1,603	5	35	—	—	1,643
Farmland	35,057	1,366	2,000	—	—	38,423
Consumer real estate loans
Home equity lines	108,758	1,947	4,888	250	—	115,843
Single family owner occupied	425,619	8,774	32,057	—	—	466,450
Owner occupied construction	29,892	272	253	—	—	30,417
Consumer and other loans
Consumer loans	74,750	363	659	9	—	75,781
Other	5,818	25	7	—	—	5,850

Total non-covered loans	$1,437,789	$33,020	$91,865	$5,638	$—	$1,568,312

	June 30, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction — commercial	$3,818	$2,536	$11,319	$97	$—	$17,770
Land development	—	—	—	—	—	—
Other land loans	—	—	—	—	—	—
Commercial and industrial	6,986	204	279	194	—	7,663
Multi-family residential	2,432	—	1,274	—	—	3,706
Single family non-owner occupied	—	—	—	—	—	—
Non-farm, non-residential	41,419	6,565	18,724	43	—	66,751
Agricultural	305	—	2	—	—	307
Farmland	1,102	1	242	—	—	1,345
Consumer real estate loans
Home equity lines	86,685	990	808	25	—	88,508
Single family owner occupied	33,234	4,552	7,522	383	—	45,691
Owner occupied construction	1,218	283	985	16	—	2,502
Consumer and other loans
Consumer loans	3,740	575	154	65	—	4,534
Other	—	—	—	—	—	—

Total covered loans	$180,939	$15,706	$41,309	$823	$—	$238,777

	December 31, 2011
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction — commercial	$34,512	$15	$955	$—	$—	$35,482
Land development	2,479	—	423	—	—	2,902
Other land loans	17,171	5,629	584	—	—	23,384
Commercial and industrial	86,288	568	2,679	2,404	—	91,939
Multi-family residential	74,486	965	1,599	—	—	77,050
Single family non-owner occupied	93,444	1,346	11,953	—	—	106,743
Non-farm, non-residential	303,071	9,635	22,855	444	—	336,005
Agricultural	1,327	7	40	—	—	1,374
Farmland	35,568	1,055	538	—	—	37,161
Consumer real estate loans
Home equity lines	105,535	2,237	3,615	—	—	111,387
Single family owner occupied	435,001	8,936	29,130	—	—	473,067
Owner occupied construction	19,190	128	259	—	—	19,577
Consumer and other loans
Consumer loans	66,357	198	574	—	—	67,129
Other	12,857	1	9	—	—	12,867

Total loans	$1,287,286	$30,720	$75,213	$2,848	$—	$1,396,067

Nonaccrual loans, presented by loan class, consisted of the following at June 30, 2012, and December 31, 2011. Loans acquired through business combinations, for which a discount exists, are not considered to be nonaccrual as a result of the accretion of the discount based on the expected cash flow of the loans.

(Amounts in thousands)	June 30, 2012	December 31, 2011
Commercial loans
Construction — commercial	$182	$461
Land development	48	297
Other land loans	216	35
Commercial and industrial	4,402	3,905
Multi-family residential	796	341
Single family non-owner occupied	4,355	1,639
Non-farm, non-residential	8,655	8,063
Farmland	100	271
Consumer real estate loans
Home equity lines	670	516
Single family owner occupied	8,427	8,255
Owner occupied construction	33	1
Consumer and other loans
Consumer loans	55	52

Total	27,939	23,836
Acquired impaired loans	8	651

Total nonaccrual loans	$27,947	$24,487

The following tables present the aging of past due loans, by loan class, at June 30, 2012, and December 31, 2011. Nonaccrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category. There were no accruing loans contractually past due 90 days or more at June 30, 2012, or December 31, 2011. Acquired loans that are past due continue to accrue accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual. As a result of the Company being in the process of identifying the purchased performing and credit impaired loans from the Peoples and Waccamaw acquisition, all loans from the acquisitions are included in the applicable delinquency category.

	June 30, 2012
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction — commercial	$347	$72	$1,188	$1,607	$19,270	$20,877
Land development	—	—	48	48	6,501	6,549
Other land loans	65	—	216	281	26,290	26,571
Commercial and industrial	1,069	101	1,316	2,486	96,878	99,364
Multi-family residential	751	476	401	1,628	84,412	86,040
Single family non-owner occupied	674	404	3,306	4,384	136,300	140,684
Non-farm, non-residential	2,038	670	5,794	8,502	445,318	453,820
Agricultural	34	—	—	34	1,609	1,643
Farmland	313	—	—	313	38,110	38,423
Consumer real estate loans
Home equity lines	1,148	468	461	2,077	113,766	115,843
Single family owner occupied	2,784	727	5,146	8,657	457,793	466,450
Owner occupied construction	19	129	33	181	30,236	30,417
Consumer and other loans
Consumer loans	296	21	36	353	75,428	75,781
Other	—	—	—	—	5,850	5,850

Total non-covered loans	$9,538	$3,068	$17,945	$30,551	$1,537,761	$1,568,312

	June 30, 2012
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Covered loans
Commercial loans
Construction — commercial	$893	$323	$8,216	$9,432	$8,338	$17,770
Land development	—	—	—	—	—	—
Other land loans	—	—	—	—	—	—
Commercial and industrial	—	73	255	328	7,335	7,663
Multi-family residential	—	—	563	563	3,143	3,706
Single family non-owner occupied	—	—	—	—	—	—
Non-farm, non-residential	117	61	5,506	5,684	61,607	66,751
Agricultural	—	—	—	—	307	307
Farmland	—	—	241	241	1,104	1,345
Consumer real estate loans
Home equity lines	436	26	192	654	87,854	88,508
Single family owner occupied	472	161	3,904	4,537	41,154	45,691
Owner occupied construction	167	—	393	560	1,942	2,502
Consumer and other loans
Consumer loans	—	—	93	93	4,441	4,534
Other	—	—	—	—	—	—

Total covered loans	$2,085	$644	$19,363	$22,092	$216,685	$238,777

	December 31, 2011
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Commercial loans
Construction — commercial	$48	$—	$411	$459	$35,023	$35,482
Land development	—	—	297	297	2,605	2,902
Other land loans	205	—	279	484	22,900	23,384
Commercial and industrial	150	30	3,568	3,748	88,191	91,939
Multi-family residential	667	—	342	1,009	76,041	77,050
Single family non-owner occupied	1,222	414	1,020	2,656	104,087	106,743
Non-farm, non-residential	837	860	2,180	3,877	332,128	336,005
Agricultural	—	7	—	7	1,367	1,374
Farmland	152	—	258	410	36,751	37,161
Consumer real estate loans
Home equity lines	642	222	235	1,099	110,288	111,387
Single family owner occupied	5,230	1,993	5,333	12,556	460,511	473,067
Owner occupied construction	—	29	—	29	19,548	19,577
Consumer and other loans
Consumer loans	198	71	12	281	66,848	67,129
Other	—	—	—	—	12,867	12,867

Total loans	$9,351	$3,626	$13,935	$26,912	$1,369,155	$1,396,067

The Company’s troubled debt restructurings (“TDRs”) totaled $7.46 million at June 30, 2012, and $9.45 million at December 31, 2011, which are reported net of those on nonaccrual status of $4.78 million and $3.27 million, respectively. Accruing nonperforming TDRs amounted to $469 thousand, or 6.29% of total accruing TDRs at June 30, 2012, and $600 thousand, or 6.35% of total TDRs at December 31, 2011. The allowance for loan losses included reserves related to TDRs of $675 thousand and $1.14 million at June 30, 2012, and December 31, 2011, respectively. Interest income recognized on TDRs for the three and six months ended June 30, 2012, totaled $81 thousand and $175 thousand, respectively. Interest income recognized on TDRs for the three and six months ended June 30, 2011, totaled $210 thousand and $333 thousand, respectively. There were no covered loans recorded as TDRs at June 30, 2012.

When restructuring loans for borrowers experiencing financial difficulty, the Company generally makes concessions in interest rates, loan terms and/or amortization terms. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on the net present value method. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs.

The following tables present information for loans modified as TDRs, excluding those on nonaccrual status, that were restructured during the three and six months ended June 30, 2012 and 2011 by type of concession made and loan class. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended June 30,
	2012			2011
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Non-farm, non-residential	—	$—	$—	1	$373	$373
Single family owner occupied	—	—	—	2	445	445

Total	—	$—	$—	3	$818	$818

	Six Months Ended June 30,
	2012			2011
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Non-farm, non-residential	—	$—	$—	2	$480	$480
Single family owner occupied	—	—	—	3	726	703

Total	—	—	—	5	1,206	1,183
Extended payment term
Single family owner occupied	1	351	318	—	—	—

Total	1	351	318	—	—	—

Total	1	$351	$318	5	$1,206	$1,183

There were no payment defaults on loans modified as TDRs during the three and six months ended June 30, 2012 or 2011 that were restructured within the previous 12 months.

Note 7. FDIC Loss Share Agreement Receivable

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank. Under the loss share agreements, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. As of June 30, 2012, the FDIC loss share agreement receivable totaled $52.07 million.

Note 8. Deposits

The following table summarizes interest-bearing deposits by type at June 30, 2012, and December 31, 2011:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Interest-bearing demand deposits	$335,686	$275,156
Money market deposits	238,625	167,379
Savings deposits	255,891	227,328
Individual retirement accounts	129,722	104,601
Certificates of deposit	804,388	528,735

Total	$1,764,312	$1,303,199

Note 9. Borrowings

The following table summarizes borrowings at June 30, 2012, and December 31, 2011:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Securities sold under agreements to repurchase	$148,367	$129,208
FHLB advances	176,653	150,000
Subordinated debt	15,464	15,464
Other debt	454	469

Total	$340,938	$295,141

Securities sold under agreements to repurchase consisted of $90.17 million and $79.21 million of retail overnight and term repurchase agreements at June 30, 2012, and December 31, 2011, respectively, and $58.20 million and $50.00 million of wholesale repurchase agreements at June 30, 2012, and December 31, 2011, respectively. The weighted average contractual rate of the wholesale repurchase agreements was 3.37% at June 30, 2012, and 3.65% at December 31, 2011. Securities sold under agreements to repurchase are collateralized with agency MBS.

FHLB borrowings included $164.32 million and $150.00 million in convertible and callable advances at June 30, 2012, and December 31, 2011, respectively, and $12.33 million in fixed rate credit at June 30, 2012. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. The weighted average contractual rate of FHLB advances was 3.55% and 4.12% at June 30, 2012, and December 31, 2011, respectively. Advances from the FHLB were secured by qualifying loans of $1.04 billion and $693.33 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, unused borrowing capacity with the FHLB totaled $278.89 million.

At June 30, 2012, the FHLB advances had approximate contractual maturities between two months and nine years. The scheduled maturities of the advances are as follows:

(Amounts in thousands)	Amount
2012	$15,095
2013	11,558
2014	—
2015	—
2016	—
2017 and thereafter	150,000

Total	$176,653

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

Note 10. Defined Benefit Plans – Net Periodic Benefit Cost

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table sets forth the components of net periodic benefit cost recognized for the domestic, noncontributory, nonqualified defined SERP for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Service cost	$39	$40	$77	$80
Interest cost	51	56	101	111
Amortization of gains (losses)	11	—	22	—
Amortization of prior service cost	34	33	67	66

Net periodic cost	$134	$129	$267	$257

The Company maintains the Directors Supplemental Retirement Plan (“Directors Plan”) for nonmanagement directors. The following table sets forth the components of net periodic benefit cost recognized for the domestic, noncontributory, nonqualified Directors Plan for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Service cost	$6	$7	$13	$14
Interest cost	10	11	20	22
Amortization of prior service cost	23	22	45	45

Net periodic cost	$39	$40	$78	$80

Note 11. Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. At June 30, 2012, and December 31, 2011, commitments to extend credit, including availability on lines of credit, totaled $234.64 million and $194.27 million, respectively. Additionally, the Company had gross notional amounts of outstanding commitments related to secondary market mortgage loans at June 30, 2012, and December 31, 2011, of $16.60 million and $9.15 million, respectively.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding. At June 30, 2012, and December 31, 2011, standby letters of credit and financial guarantees totaled $4.36 million and $2.90 million, respectively. The Company maintained a reserve for unfunded lending commitments of $326 thousand and $329 thousand at June 30, 2012, and December 31, 2011, respectively.

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

Securities are classified as Level 3 when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions, when available, are used. There were no securities classified as Level 3 at June 30, 2012, or December 31, 2011.

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

Recurring and Nonrecurring Fair Value

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy for the periods indicated:

	June 30, 2012
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$151,991	$—	$151,991	$—
Single issue trust preferred securities	44,506	—	44,506	—
Corporate FDIC insured securities	13,550	—	13,550	—
Agency MBS	306,089	—	306,089	—
Non-Agency Alt-A residential MBS	9,926	—	9,926	—
Equity securities	545	525	20	—

Total available-for-sale securities	$526,607	$525	$526,082	$—

Deferred compensation assets	$3,467	$3,467	$—	$—

Derivatives
Interest rate lock commitments	$206	$—	$206	$—

Deferred compensation liabilities	$3,467	$3,467	$—	$—

Derivative liabilities
Interest rate lock commitments	$2	$—	$2	$—

	December 31, 2011
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$137,815	$—	$137,815	$—
Single issue trust preferred securities	40,244	—	40,244	—
Corporate FDIC insured securities	13,718	—	13,718	—
Agency MBS	280,102	—	280,102	—
Non-Agency Alt-A residential MBS	10,030	—	10,030	—
Equity securities	521	501	20	—

Total available-for-sale securities	$482,430	$501	$481,929	$—

Deferred compensation assets	$3,210	$3,210	$—	$—

Derivative assets
Interest rate lock commitments	$135	$—	$135	$—

Deferred compensation liabilities	$3,210	$3,210	$—	$—

Derivative liabilities
Interest rate lock commitments	$6	$—	$6	$—

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in certain circumstances such as evidence of impairment. The following tables summarize financial and nonfinancial assets measured at fair value on a nonrecurring basis during the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy that were held for the periods indicated.

	June 30, 2012
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$6,254	—	—	$6,254
OREO not covered by loss share agreements	3,951	—	—	3,951

	December 31, 2011
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$12,022	$—	$—	$12,022
OREO	5,914	—	—	5,914
Goodwill — insurance agencies	9,405	—	—	9,405

There were no transfers between valuation levels for any asset during the three and six months ended June 30, 2012 or 2011. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Amounts in thousands)	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$6,254	Discounted appraisals (1)	Appraisal adjustments (2)	4% to 100% (58%)
OREO	3,951	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 67% (23%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

FDIC Receivable under Loss Share Agreements: The determination of the fair value is based on discounted future cash flows using current discount rates.

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

Deposits and Securities Sold Under Agreements to Repurchase: The fair value of deposits without a stated maturity, including demand, interest-bearing demand, and savings, is considered equal to the carrying amount which is the amount payable on demand at the reporting date. The fair value of deposits and repurchase agreements with fixed maturities and rates is estimated using discounted future cash flows that apply interest rates currently being offered on instruments with similar characteristics and maturities.

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

The following tables summarize the carrying amount and fair value of the Company’s financial instruments for the dates indicated:

	June 30, 2012
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$156,165	$156,165	$156,165	$—	$—
Available-for-sale securities	526,607	526,607	525	526,082	—
Held-to-maturity securities	1,295	1,318	—	1,318	—
Loans held for sale	1,179	1,204	—	1,204	—
Loans held for investment less allowance
Covered under loss share agreements	238,777	238,777	—	—	238,777
Not covered under loss share agreements	1,542,141	1,566,485	—	—	1,566,485
FDIC receivable under loss share agreements	52,067	52,067	—	—	52,067
Accrued interest receivable	8,396	8,396	—	8,396	—
Derivative financial assets	206	206	—	206	—
Deferred compensation assets	3,467	3,467	3,467	—	—

Liabilities
Demand deposits	$340,895	$340,895	$—	$340,895	$—
Interest-bearing demand deposits	335,686	335,686	—	335,686	—
Savings deposits	494,516	494,516	—	494,516	—
Time deposits	934,110	961,682	—	961,682	—
Securities sold under agreements to repurchase	148,367	156,643	—	156,643	—
Accrued interest payable	2,708	2,708	—	2,708	—
FHLB and other indebtedness	192,571	212,190	—	212,190	—
Derivative financial liabilities	2	2	—	2	—
Deferred compensation liabilities	3,467	3,467	3,467	—	—

	December 31, 2011
	Carrying
(Amounts in thousands)	Amount	Fair Value
Assets
Cash and cash equivalents	$47,294	$47,294
Investment securities	485,920	485,962
Loans held for sale	5,820	5,877
Loans held for investment less allowance	1,369,862	1,386,419
Accrued interest receivable	6,193	6,193
Derivative financial assets	135	135
Deferred compensation assets	3,210	3,210

Liabilities
Demand deposits	$240,268	$240,268
Interest-bearing demand deposits	275,156	275,156
Savings deposits	394,707	394,707
Time deposits	633,336	641,604
Securities sold under agreements to repurchase	129,208	136,359
Accrued interest payable	2,554	2,554
FHLB and other indebtedness	165,933	183,722
Derivative financial liabilities	6	6
Deferred compensation liabilities	3,210	3,210

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

The following table presents the aggregate contractual or notional amounts of derivative financial instruments as of the dates indicated:

(Amounts in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Derivatives not designated as hedges IRLCs	$16,604	$9,155	$3,500

The following table presents the fair value of derivative financial instruments as of the dates indicated:

	June 30, 2012		December 31, 2011		June 30, 2011
(Amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset derivatives
Derivatives not designated as hedges IRLCs	Other assets	$206	Other assets	$135	Other assets	$39

Total		$206		$135		$39

Liability derivatives
Derivatives not designated as hedges IRLCs	Other liabilities	$2	Other liabilities	$6	Other liabilities	$7

Total		$2		$6		$7

For the quarters ended June 30, 2012 and 2011, the Company determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on derivatives for the dates indicated:

	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	Location	2012	2011	2012	2011
Derivatives not designated as hedges IRLCs	Other income	$161	$(18)	$76	$63

Total		$161	$(18)	$76	$63

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities, and insurance) and the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•

the impact of the U.S. Treasury and federal banking regulators continued implementation of a number of programs to address capital and liquidity in the banking system; further, future and proposed rules, including those that are part of the Basel III process, are expected to require banking institutions to increase levels of capital; technological changes;

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

Company Overview

Our Company is a financial holding company headquartered in Bluefield, Virginia. We operate through our community bank subsidiary, First Community Bank (the “Bank”), which provides financial, trust, and investment advisory services to individuals and commercial customers through seventy-four locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. Our Company is also the parent company of Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in

High Point, North Carolina, a full-service insurance agency offering commercial and personal lines of insurance through six locations in Virginia, West Virginia, and North Carolina. The Bank is the parent of First Community Wealth Management, a registered investment advisory firm that offers wealth management and investment advice with $883 million in aggregate assets under management as of June 30, 2012. These assets are not assets of our Company, but are managed under various fee-based arrangements as fiduciary or agent. We reported total assets of $2.81 billion as of June 30, 2012. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”.

We fund our lending activities primarily through the retail deposit operations of our branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding as needed. We invest our funds primarily in loans to retail and commercial customers. In addition to loans, we invest a portion of our funds in various debt securities, including those of United States agencies, municipals, and certain corporate notes and debt instruments. We also maintain overnight interest-bearing balances with the Federal Reserve and other correspondent banks. The difference between interest earned on assets and interest paid on liabilities is our primary source of earnings. Our net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. Our financial position and results of operations require management to make judgments and estimates to develop the amounts reflected and disclosed in the consolidated financial statements. Different assumptions in the application of these estimates could result in material changes to our consolidated financial position and consolidated results of operations. Estimates, assumptions, and judgments are continually evaluated and based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Our accounting estimates are fundamental to understanding MD&A and the disclosures presented in the Notes to Consolidated Financial Statements and in MD&A provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Our critical accounting estimates are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2011 Form 10-K.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, sweeping financial regulatory reform legislation entitled the Dodd-Frank Act was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•

Centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (the “CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

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

•

Makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013, for noninterest-bearing demand transaction accounts at all insured depository institutions.

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

Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (the “Mortgage Reform Act”), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators. In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts, or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive, or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure that responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also contains laws affecting the securitization of mortgages, and other assets, with requirements for risk retention by securitizers and requirements for regulating credit rating agencies. Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on our Company, our customers, or the general financial industry. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase costs associated with deposits, as well as place limitations on certain revenues those deposits may generate.

Recent Business Combinations

On June 8, 2012, the Company entered into a purchase and assumption agreement with a loss share arrangement with the Federal Deposit Insurance Corporation (the “FDIC”) to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank. Waccamaw, a full service community bank headquartered in Whiteville, North Carolina, operated sixteen branches throughout North and South Carolina. At acquisition, Waccamaw had total assets of approximately $500.43 million, loans of approximately $318.32 million, and deposits of approximately $414.13 million. As a result of the acquisition and the preliminary purchase price allocation, approximately $7.13 million was recorded as goodwill, which represents the excess fair market value of the net assets acquired and indentified intangibles over the purchase price. Under the Single-Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement with the FDIC, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. All assets acquired and liabilities assumed are recorded at estimated fair value on the date of acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available. The Company and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by the Company.

On May 31, 2012, the Company completed the acquisition of Peoples Bank of Virginia, based in Richmond, Virginia. Peoples, a full service community bank headquartered in Richmond, Virginia, operated four branches throughout the Richmond area. At acquisition, Peoples had total assets of approximately $276.88 million, loans of approximately $184.84 million, and deposits of approximately $232.75 million. Under the terms of the merger agreement, shares of Peoples were exchanged for $6.08 in cash and 1.07 shares of the Company’s common stock, resulting in a purchase price of approximately $40.28 million. As a result of the acquisition and the preliminary purchase price allocation, approximately $9.02 million was recorded as goodwill, which represents the excess fair market value of the net assets acquired and indentified intangibles over the purchase price. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available.

Results Of Operations

Overview

The following list includes significant developments regarding our Company and operations during the second quarter and first half of 2012:

•	We completed the acquisition of Peoples on May 31, 2012, and the FDIC-assisted acquisition of Waccamaw on June 8, 2012.

•	Tax equivalent net interest margin increased 10 basis points during the quarter and 3 basis points during the first half of 2012 compared with the same periods of 2011.

•	The provision for loan losses was reduced $1.46 million, or 47.39%, compared with the second quarter of 2011 and $2.15 million, or 45.81%, compared with the first half of 2011.

•	Net interest income increased $1.73 million, or 9.74%, compared with the second quarter of 2011 and $1.43 million, or 3.97%, compared with the first half of 2011.

•	Deposit and borrowing costs decreased $883 thousand, or 15.82%, compared with the second quarter of 2011 and $2.49 million, or 20.96%, compared with the first half of 2012.

•	Net charge-offs decreased $1.83 million, or 59.43%, compared with the second quarter of 2011 and $2.12 million, or 45.09%, compared with the first half of 2011.

Net Income

Net income decreased $1.65 million, or 28.81%, to $4.08 million for the second quarter of 2012 compared with $5.73 million for the second quarter of 2011. Net income available to common shareholders decreased $1.80 million, or 32.20%, to $3.80 million for the second quarter of 2012 compared with $5.60 million for the second quarter of 2011. The decrease was largely attributed to a reduction in the net gain on sale of securities and increase in merger related expenses associated with the Peoples and Waccamaw acquisitions, offset by decreases in the interest paid on deposit accounts and a reduction to the provision for loan losses. Diluted earnings per common share totaled $0.20 for the second quarter of 2012 compared to $0.31 for the second quarter of 2011.

Net income decreased $1.40 million, or 12.20%, to $10.08 million for first half of 2012 compared with $11.48 million for the first half of 2011. Net income available to common shareholders decreased $1.84 million, or 16.17%, to $9.51 million for the first half of 2012 compared with $11.35 million for the first half of 2011. The decrease was largely attributed to a reduction in the net gain on sale of securities, merger related expenses in connection with the Peoples and Waccamaw acquisitions, and a decline in interest and fee income, offset by decreases in the interest paid on deposit accounts and a reduction to the provision for loan losses. Diluted earnings per common share totaled $0.52 for the first half of 2012 compared to $0.63 for the first half of 2011.

Net Interest Income – Quarterly Comparison (See Table I)

Net interest income, the largest contributor to earnings, increased $1.73 million, or 9.74%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. Tax equivalent net interest income increased $1.72 million, or 9.28%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. The increase in tax equivalent net interest income was primarily due to the increase in average earning assets from the Peoples and Waccamaw acquisitions and reductions in the rates paid on interest-bearing deposits resulting from the sustained low rate environment offset by decreases in the yield earned on loans and investment securities.

Average earning assets increased $134.33 million and average interest-bearing liabilities increased $56.88 million for the quarter ended June 30, 2012, compared with the same quarter of 2011. The yield on average earning assets decreased 15 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. The average rate paid on interest-bearing liabilities decreased 24 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 9 basis points lower for the second quarter of 2012 compared with the second quarter of 2011. Our net interest margin increased 10 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011.

The tax equivalent yield on loans decreased 32 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. Tax equivalent loan interest income increased $763 thousand, or 3.79%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. The increase in interest income on loans was primarily due to the increase in the average loan balance resulting from the Peoples and Waccamaw acquisitions.

The tax equivalent yield on available-for-sale securities decreased 73 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. The decrease was largely due to the sale of higher yielding securities and reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks increased 20 basis points for the second quarter of 2012 compared with the second quarter of 2011. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $16.74 million, or 5.98%, and the average rate paid on those deposits decreased 10 basis points for the second quarter of 2012 compared with the second quarter of 2011. The average balance of savings deposits increased $6.89 million, or 1.66%, and the average rate paid on those deposits decreased 12 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. The average balance of time deposits increased $27.63 million, or 3.99%, and the average rate paid on those deposits decreased 46 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. The average balance of noninterest-bearing demand deposits increased $50.66 million, or 23.09%, for the second quarter of 2012 compared with the second quarter of 2011.

The were no federal funds purchased on average for the second quarters of 2012 and 2011. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, decreased $7.09 million, or 8.67%, and the average rate paid on those funds decreased 10 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. The decrease in the average balance of retail repurchase agreements was primarily due to lower balances in commercial treasury accounts in the slow economy. The average balance of wholesale repurchase agreements increased $4.19 million, or 8.39%, and the average rate paid on those funds decreased 27 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. The average balance of FHLB advances and other borrowings increased $8.51 million, or 5.12%, and the average rate paid on those funds decreased 5 basis points for the quarter ended June 30, 2012, compared with the same quarter of 2011. The change in the average balances and costs of wholesale repurchase agreements and FHLB advances are due to the Peoples and Waccamaw acquisitions.

Net Interest Income – Year-to-Date Comparison (See Table II)

Net interest income increased $1.43 million, or 3.97%, for the six months ended June 30, 2012, compared with the same period of 2011. Tax equivalent net interest income increased $1.24 million, or 3.28%, for the six months ended June 30, 2012, compared with the same period of 2011. The increase in tax equivalent net interest income was primarily due to reductions in the rates paid on interest-bearing deposits resulting from the sustained low rate environment offset by decreases in the yield earned on loans and investment securities.

Average earning assets increased $45.65 million and average interest-bearing liabilities decreased $37.82 million for the six months ended June 30, 2012, compared with the same period of 2011. The yield on average earning assets decreased 26 basis points for the six months ended June 30, 2012, compared with the same period of 2011. The average rate paid on interest-bearing liabilities decreased 27 basis points for the six months ended June 30, 2012, compared with the same period of 2011. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 1 basis point higher for the first half of 2012 compared with the first half of 2011. Our net interest margin increased 3 basis points for the six months ended June 30, 2012, compared with the same period of 2011.

The tax equivalent yield on loans decreased 36 basis points for the six months ended June 30, 2012, compared with the same period of 2011. Tax equivalent loan interest income decreased $325 thousand, or 0.80%, for the six months ended June 30, 2012, compared with the same period of 2011. The decrease in interest income on loans was primarily due to the extended low interest rate environment.

The tax equivalent yield on available-for-sale securities decreased 84 basis points for the six months ended June 30, 2012, compared with the same period of 2011. The decrease was largely due to the sale of higher yielding securities in the prior year and reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks increased 17 basis points for the first half of 2012 compared with the first half of 2011. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $13.99 million, or 5.07%, and the average rate paid on those deposits decreased 19 basis points for the first half of 2012 compared with the first half of 2011. The average balance of savings deposits decreased $12.59 million, or 2.99%, and the average rate paid on those deposits decreased 18 basis points for the six months ended June 30, 2012, compared with the same period of 2011. The average balance of time deposits decreased $28.65 million, or 4.06%, and the average rate paid on those deposits decreased 45 basis points for the six months ended June 30, 2012, compared with the same period of 2011. The average balance of noninterest-bearing demand deposits increased $38.80 million, or 17.99%, for the first half of 2012 compared with the first half of 2011. During the six months ended June 30, 2012, customers shifted from time accounts into money market and savings products while we reduced the level of time deposit-only customer relationships.

The average balance of federal funds purchased increased $985 thousand for the first half of 2012 compared to no federal funds purchased on average for the first half of 2011. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, decreased $11.78 million, or 13.83%, and the average rate paid on those funds decreased 13 basis points for the six months ended June 30, 2012, compared with the same period of 2011. The decrease in the average balance of retail repurchase agreements was primarily due to lower balances in commercial treasury accounts in the slow economy. The average balance of wholesale repurchase agreements increased $2.10 million, or 4.19%, and the average rate paid on those funds decreased 15 basis points for the six months ended June 30, 2012, compared with the same period of 2011. The average balance of FHLB advances and other borrowings decreased $1.87 million, or 1.08%, and the average rate paid on those funds increased 1 basis point for the six months ended June 30, 2012, compared with the same period of 2011.

Table I

	Average Balance Sheets and Net Interest Income Analysis
	Three Months Ended June 30,
	2012			2011
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans (2)	$1,512,451	$20,897	5.56%	$1,373,988	$20,134	5.88%
Securities available-for-sale	486,742	3,872	3.20%	382,385	3,747	3.93%
Securities held-to-maturity	3,477	63	7.29%	4,321	90	8.35%
Interest-bearing deposits	67,129	72	0.43%	174,776	100	0.23%

Total earning assets	2,069,799	24,904	4.84%	1,935,470	24,071	4.99%
Other assets	290,768			261,221

Total assets	$2,360,567			$2,196,691

Liabilities
Interest-bearing deposits
Demand deposits	$296,647	$43	0.06%	$279,912	$113	0.16%
Savings deposits	421,331	119	0.11%	414,439	241	0.23%
Time deposits	719,570	2,198	1.23%	691,941	2,919	1.69%

Total interest-bearing deposits	1,437,548	2,360	0.66%	1,386,292	3,273	0.95%
Borrowings
Retail repurchase agreements	74,651	110	0.59%	81,736	141	0.69%
Wholesale repurchase agreements	54,194	469	3.48%	50,000	468	3.75%
FHLB advances and other borrowings	174,629	1,759	4.05%	166,121	1,699	4.10%

Total borrowings	303,474	2,338	3.10%	297,857	2,308	3.11%

Total interest-bearing liabilities	1,741,022	4,698	1.09%	1,684,149	5,581	1.33%

Noninterest-bearing demand deposits	270,065			219,402
Other liabilities	25,486			1,666

Total liabilities	2,036,573			1,905,217
Stockholders’ equity	323,994			291,474

Total liabilities and stockholders’ equity	$2,360,567			$2,196,691

Net interest income, tax equivalent		$20,206			$18,490

Net interest rate spread (3)			3.75%			3.66%

Net interest margin (4)			3.93%			3.83%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

Table II

	Average Balance Sheets and Net Interest Income Analysis
	Six Months Ended June 30,
	2012			2011
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans (2)	$1,453,348	$40,304	5.58%	$1,378,233	$40,629	5.94%
Securities available-for-sale	482,550	7,729	3.22%	424,104	8,544	4.06%
Securities held-to-maturity	3,357	125	7.49%	4,432	185	8.42%
Interest-bearing deposits	54,827	111	0.41%	141,662	169	0.24%

Total earning assets	1,994,082	48,269	4.87%	1,948,431	49,527	5.13%
Other assets	273,203			263,457

Total assets	$2,267,285			$2,211,888

Liabilities
Interest-bearing deposits
Demand deposits	$289,767	$74	0.05%	$275,781	$324	0.24%
Savings deposits	408,459	229	0.11%	421,046	598	0.29%
Time deposits	676,980	4,462	1.33%	705,632	6,231	1.78%

Total interest-bearing deposits	1,375,206	4,765	0.70%	1,402,459	7,153	1.03%
Borrowings
Federal funds purchased	985	2	0.41%	—	—	0.00%
Retail repurchase agreements	73,411	224	0.61%	85,191	314	0.74%
Wholesale repurchase agreements	52,097	938	3.62%	50,000	935	3.77%
FHLB advances and other borrowings	170,252	3,474	4.10%	172,117	3,494	4.09%

Total borrowings	296,745	4,638	3.14%	307,308	4,743	3.11%

Total interest-bearing liabilities	1,671,951	9,403	1.13%	1,709,767	11,896	1.40%

Noninterest-bearing demand deposits	254,464			215,669
Other liabilities	23,476			2,995

Total liabilities	1,949,891			1,928,431
Stockholders’ equity	317,394			283,457

Total liabilities and stockholders’ equity	$2,267,285			$2,211,888

Net interest income, tax equivalent		$38,866			$37,631

Net interest rate spread (3)			3.74%			3.73%

Net interest margin (4)			3.92%			3.89%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

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

	Three Months Ended June 30, 2012 Compared to 2011 Dollar Increase (Decrease) due to				Six Months Ended June 30, 2012 Compared to 2011 Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on:
Loans (FTE)	$1,017	$(603)	$349	$763	$2,214	$(2,521)	$(18)	$(325)
Securities available-for-sale (FTE)	513	(358)	(30)	125	1,178	(1,775)	(218)	(815)
Securities held-to-maturity (FTE)	(9)	(6)	(12)	(27)	(45)	(20)	5	(60)
Interest-bearing deposits with other banks	(31)	44	(41)	(28)	(104)	117	(71)	(58)

Total interest earning assets	1,490	(923)	266	833	3,243	(4,199)	(302)	(1,258)

Interest paid on:
Demand deposits	3	(36)	(37)	(70)	16	(254)	(12)	(250)
Savings deposits	2	(62)	(62)	(122)	(18)	(364)	13	(369)
Time deposits	58	(407)	(374)	(721)	(253)	(1,597)	81	(1,769)
Federal funds purchased	—	—	—	—	—	—	2	2
Retail repurchase agreements	(6)	(10)	(14)	(31)	(43)	(55)	8	(90)
Wholesale repurchase agreements	20	(18)	(1)	1	39	(37)	1	3
FHLB advances and other borrowings	44	(15)	31	60	(38)	8	10	(20)

Total interest-bearing liabilities	121	(548)	(456)	(883)	(297)	(2,299)	103	(2,493)

Change in net interest income, tax equivalent	$1,369	$(375)	$722	$1,716	$3,540	$(1,900)	$(405)	$1,235

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was reduced $1.46 million for the second quarter of 2012 compared with the second quarter of 2011, which was primarily due to a continued general downward trend in net charge-offs. There was no provision for loan losses recorded during the period related to the acquired loan portfolios. We incurred net charge-offs of $1.25 million for the quarter ended June 30, 2012, compared with $3.08 million for the same quarter of 2011. Annualized net charge-offs as a percentage of average non-covered loans was 0.38% for the quarter ended June 30, 2012, compared with 0.89% for the same quarter of 2011.

The provision for loan losses was reduced $2.15 million for first half of 2012 compared with the first half of 2011, which was primarily due to a continued general downward trend in net charge-offs. We incurred net charge-offs of $2.58 million for the six months ended June 30, 2012, compared with $4.69 million for the same period of 2011. Annualized net charge-offs as a percentage of average non-covered loans was 0.38% for the six months ended June 30, 2012, compared with 0.69% for the same period of 2011.

Noninterest Income

Noninterest income, consisting of all revenues not included in interest and fee income related to earning assets, decreased $3.02 million, or 26.58%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges and the loss or gain on the sale of securities, noninterest income increased $213 thousand, or 2.62%, to $8.35 million for the quarter ended June 30, 2012, compared with $8.14 million for the same quarter of 2011.

Wealth management revenues, including fees and commissions for trust services and investment advisory services, remained stable, increasing $10 thousand for the quarter ended June 30, 2012, compared with the same quarter of 2011. Service charges on deposit accounts decreased $24 thousand for the quarter ended June 30, 2012, compared with the same quarter of

2011. Other service charges, commissions, and fees increased $103 thousand, or 7.05%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. Insurance commissions decreased $225 thousand, or 14.41%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. The commissions earned for the second quarter of 2011 include the agency offices sold as part of strategic realignment during the third quarter of 2011.

Other operating income increased $349 thousand, or 41.85%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. The increase was primarily due to earn-out payments received for insurance agencies. We incurred no OTTI charges for the quarters ended June 30, 2012 and 2011. We incurred a net loss on sale of securities of $9 thousand for the quarter ended June 30, 2012, which was a $3.23 million decrease from the net gain on sale of securities of $3.22 million for the same quarter of 2011. See Note 4, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Noninterest income decreased $4.53 million, or 21.70%, for the six months ended June 30, 2012, compared with the same period of 2011. Exclusive of the impact of OTTI charges and the gain on the sale of securities, noninterest income remained relatively stable, decreasing only $37 thousand, to $16.29 million for the six months ended June 30, 2012, compared with $16.33 million for the same period of 2011.

Wealth management revenues remained stable, increasing $10 thousand for the six months ended June 30, 2012, compared with the same period of 2011. Service charges on deposit accounts decreased $42 thousand for the six months ended June 30, 2012, compared with the same period of 2011. Other service charges, commissions, and fees increased $282 thousand, or 9.84%, for the six months ended June 30, 2012, compared with the same period of 2011. Insurance commissions decreased $592 thousand, or 16.89%, for the six months ended June 30, 2012, compared with the same period of 2011. Profit-sharing commissions from our carriers were lower in the first quarter of 2012 compared with the first quarter of 2011 as a result of higher loss experience on our customers’ policies. Further, the commissions earned for the first half of 2011 include the agency offices sold as part of strategic realignment during the third quarter of 2011.

Other operating income increased $305 thousand, or 17.43%, for the six months ended June 30, 2012, compared with the same period of 2011. The increase was primarily due to earn-out payments received for insurance agencies. We incurred no OTTI charges for the six months ended June 30, 2012, compared to $527 thousand for the same period of 2011, which were related to a non-Agency mortgage-backed security (“MBS”). The net gain on sale of securities decreased $5.02 million, or 99.17%, for the six months ended June 30, 2012, compared with the same period of 2011. See Note 4, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Noninterest Expense

Noninterest expense increased $2.39 million, or 13.50%, for the second quarter of 2012 compared with the second quarter of 2011. Salaries and employee benefits increased $207 thousand, or 2.38%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. The Peoples and Waccamaw acquisitions accounted for an increase in salaries and employee benefits of $100 thousand and $392 thousand, respectively, during the second quarter of 2012. At June 30, 2012, we had 771 full-time equivalent employees compared to 673 at June 30, 2011. The Peoples and Waccamaw acquisitions resulted in the addition of 32 and 97 full-time equivalent employees, respectively, for the period ended June 30, 2012. Occupancy, furniture, and equipment expense increased $152 thousand, or 6.14%, to $2.63 million for the quarter ended June 30, 2012, compared with $2.48 million for the same quarter of 2011 as a result of the Peoples and Waccamaw acquisitions.

FDIC premiums and assessments decreased $124 thousand, or 29.95%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. We incurred $3.42 million in merger related costs for the quarter ended June 30, 2012, in connection with the Peoples and Waccamaw acquisitions. Other operating expense decreased $1.19 million, or 20.13%, for the quarter ended June 30, 2012, compared with the same quarter of 2011. The decrease in other operating expense was primarily due to a $1.47 million decrease in expenses and losses associated with other real estate owned (“OREO”) to $270 thousand for the second quarter of 2012, compared with $1.74 million for the second quarter of 2011. Also contributing to the change in other operating expense between the second quarters of 2012 and 2011 were decreases in non-merger related consulting fees and regulatory assessments of $270 thousand and $146 thousand, respectively, offset by increases in legal expenses, services fees, and communication expense of $433 thousand, $200 thousand, and $133 thousand, respectively.

Noninterest expense increased $524 thousand, or 1.46%, for the first half of 2012 compared with the first half of 2011. Salaries and employee benefits decreased $700 thousand, or 3.93%, for the six months ended June 30, 2012, compared with the same period of 2011. The Peoples and Waccamaw acquisitions accounted for an increase in salaries and employee benefits of $100 thousand and $392 thousand, respectively, during the first half of 2012. Exclusive of the Peoples and Waccamaw acquisitions, salaries and employee benefits decreased $1.19 million, or 6.69%, for the first half of 2012 compared with the first half of 2011. Occupancy, furniture, and equipment expense decreased $73 thousand, or 1.45%, to $4.97 million for the six months ended June 30, 2012, compared with $5.04 million for the same period of 2011.

FDIC premiums and assessments decreased $680 thousand, or 52.63%, for the six months ended June 30, 2012, compared with the same period of 2011, which was primarily due to the FDIC’s change in assessment methodology for deposit insurance during 2011. We incurred $3.58 million in merger related costs for the six months ended June 30, 2012, in connection with the Peoples and Waccamaw acquisitions. Other operating expense decreased $1.04 million, or 9.71%, for the six months ended June 30, 2012, compared with the same period of 2011. The decrease in other operating expense was primarily due to a $907 thousand decrease in expenses and losses associated with OREO to $1.09 million for the first half of 2012, compared with $2.00 million for the first half of 2011. Also contributing to the change in other operating expense between the first half of 2012 compared with 2011 were decreases in regulatory assessments and non-merger related consulting fees of $212 thousand and $210 thousand, respectively, offset by increases in legal expenses of $447 thousand.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences include income on municipal securities, which are exempt from federal income tax; certain dividend payments, which are deductible; and increases in the cash surrender value of life insurance policies. Consolidated income taxes were $2.00 million for the second quarter of 2012 compared to $2.57 million for the second quarter of 2011. The effective tax expense rates for the quarters ended June 30, 2012 and 2011 were 32.87% and 30.99%, respectively. Consolidated income taxes were $4.85 million for the first half of 2012 compared to $4.92 million for the first half of 2011. The effective tax expense rates for the six months ended June 30, 2012 and 2011 were 32.48% and 30.00%, respectively. The increases in the effective tax rates are largely due to an increase in taxable revenues as a percent of net earnings and decrease in the relative amounts of nontaxable revenues.

Financial Condition

Total assets were $2.81 billion as of June 30, 2012, an increase of $645.53 million, or 29.82%, compared with $2.16 billion at December 31, 2011. Total liabilities were $2.47 billion as of June 30, 2012, an increase of $609.55 million, or 32.79%, compared with $1.86 billion at December 31, 2011. Asset and liability increases were primarily due to the Peoples and Waccamaw acquisitions. As of June 30, 2012, our book value per as-converted common share was $16.03, an increase of $0.07, compared with December 31, 2011.

Investment Securities

Held-to-Maturity Securities

Held-to-maturity securities as of June 30, 2012, decreased $2.20 million, or 62.89%, compared with December 31, 2011. The market value of securities held-to-maturity as a percentage of amortized cost was 101.78% at June 30, 2012, compared with 101.20% at December 31, 2011.

Available-for-Sale Securities

Available-for-sale securities as of June 30, 2012, increased $44.18 million, or 9.16%, compared with December 31, 2011. The market value of securities available-for-sale as a percentage of amortized cost improved to 99.33% at June 30, 2012, compared with 98.13% at December 31, 2011, as a result of improved pricing on certain issues, particularly single issued trust preferred securities.

During the second quarters of 2012 and 2011, we recognized no OTTI charges in earnings. During the first half of 2012, we recognized no OTTI charges in earnings compared to $527 thousand during the first half of 2011, which were related to a non-Agency MBS. We incurred no OTTI charges on equity securities during the three and six months ended June 30, 2012, and 2011. See Note 4, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Loan Portfolio

Loans Held for Sale

Loans held for sale as of June 30, 2012, decreased $4.64 million, or 79.74% compared with December 31, 2011. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans at June 30, 2012, was $16.60 million for 104 loans compared to $9.15 million for 53 loans at December 31, 2011.

Loans Held for Investment

Loans held for investment as of June 30, 2012, increased $411.02 million, or 29.44%, compared with December 31, 2011, and $433.15 million, or 31.53%, compared with June 30, 2011. The increase during the second quarter of 2012 was due to the Peoples and Waccamaw acquisitions. The average loan to deposit ratio was 88.57% for the second quarter of 2012 compared to 89.45% the fourth quarter of 2011, and 85.57% for the second quarter of 2011. The held for investment portfolio continues to be diversified among loan types and industry segments. The following table details the loan portfolio for the dates indicated:

	June 30, 2012		December 31, 2011		June 30, 2011
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Covered loans	$238,777	13.21%	$—	0.00%	$—	0.00%
Non-covered loans
Commercial loans
Construction — commercial	20,877	1.16%	35,482	2.54%	34,966	2.55%
Land development	6,549	0.36%	2,902	0.21%	4,694	0.34%
Other land loans	26,571	1.47%	23,384	1.67%	23,354	1.70%
Commercial and industrial	99,364	5.50%	91,939	6.58%	92,891	6.76%
Multi-family residential	86,040	4.76%	77,050	5.52%	78,163	5.69%
Single family non-owner occupied	140,684	7.79%	106,743	7.65%	109,191	7.95%
Non-farm, non-residential	453,820	25.12%	336,005	24.07%	333,475	24.27%
Agricultural	1,643	0.09%	1,374	0.10%	1,677	0.12%
Farmland	38,423	2.13%	37,161	2.66%	37,227	2.71%

Total commercial loans	873,971	48.38%	712,040	51.00%	715,638	52.09%
Consumer real estate loans
Home equity lines	115,843	6.41%	111,387	7.98%	111,995	8.15%
Single family owner occupied	466,450	25.81%	473,067	33.89%	451,336	32.85%
Owner occupied construction	30,417	1.68%	19,577	1.40%	18,062	1.31%

Total consumer real estate loans	612,710	33.90%	604,031	43.27%	581,393	42.31%
Consumer and other loans
Consumer loans	75,781	4.19%	67,129	4.81%	64,692	4.71%
Other	5,850	0.32%	12,867	0.92%	12,221	0.89%

Total consumer and other loans	81,631	4.51%	79,996	5.73%	76,913	5.60%

Total non-covered loans	1,568,312	86.80%	1,396,067	100.00%	1,373,944	100.00%

Total loans held for investment	$1,807,089	100.01%	$1,396,067	100.00%	$1,373,944	100.00%

Loans held for sale	$1,179		$5,820		$920

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The determination of the allowance requires management to make various assumptions and judgments. As a result, actual loan losses may differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. The ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including, among other things, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications. Management considers the allowance to be adequate based upon analysis of the portfolio as of June 30, 2012; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

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

Our allowance for loan losses for non-covered loans totaled $26.17 million at June 30, 2012, $26.21 million at December 31, 2011, and $26.48 million at June 30, 2011. The allowance for loan losses for non-covered loans as a percentage of non-covered loans held for investment was 1.67% at June 30, 2012, 1.88% at December 31, 2011, and 1.93% at June 30, 2011. As a result of stable credit metrics and the general downward trend in net charge-offs over recent quarters, management deemed the reduced allowance and provision for loan losses as adequate and directionally consistent. Further, improving charge-off ratios reduced the quantitative estimate of probable losses in the allowance for loan loss methodology. There was no allowance for covered loans as of June 30, 2012.

The following table details the allowance for loan loss activity for non-covered loans and related information for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance	$25,800	$26,482	$26,205	$26,482
Provision for loan losses	1,620	3,079	2,542	4,691
Charge-offs	(1,612)	(3,456)	(3,174)	(5,483)
Recoveries	363	377	598	792

Net charge-offs	(1,249)	(3,079)	(2,576)	(4,691)

Ending balance	$26,171	$26,482	$26,171	$26,482

Non-covered loans
Annualized net charge-offs to average loans	0.38%	0.90%	0.38%	0.69%
Allowance for loan losses to total loans	1.67%	1.93%	1.67%	1.93%

Risk Elements

Nonperforming assets consist of loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Loans acquired through business combinations, for which a discount exists, are not considered to be nonaccrual as a result of the accretion of the discount based on the expected cash flow of the loans. The following table summarizes the components of nonperforming assets and presents additional detail for nonperforming and restructured loans for the periods indicated:

(Amounts in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Non-covered loans
Nonaccrual loans	$27,947	$24,487	$22,037
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	469	600	878

Total nonperforming loans	28,416	25,087	22,915
OREO not covered under FDIC loss share agreements	4,938	5,914	5,585

Total nonperforming assets	$33,354	$31,001	$28,500

Covered loans
Nonaccrual loans	$—	$—	$—
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	—	—	—
OREO covered under FDIC loss share agreements	5,325	—	—

Total nonperforming assets	$5,325	$—	$—

Total loans
Nonaccrual loans	$27,947	$24,487	$22,037
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	469	600	878

Total nonperforming loans	28,416	25,087	22,915
OREO	10,263	5,914	5,585

Total nonperforming assets	$38,679	$31,001	$28,500

Performing TDRs (2)	$6,995	$8,854	$16,233
Total TDRs (3)	$7,464	$9,454	$17,111

Non-covered loans
Nonperforming loans to total loans	1.81%	1.80%	1.67%
Nonperforming assets to total assets	1.30%	1.43%	1.29%
Allowance for loan losses to nonperforming loans	92.10%	104.46%	115.57%
Total loans (includes covered assets)
Nonperforming loans to total loans	1.57%	1.80%	1.67%
Nonperforming assets to total assets	1.38%	1.43%	1.29%
Allowance for loan losses to nonperforming loans	92.10%	104.46%	115.57%

(1)	TDRs restructured within the past six months, excluding nonaccrual TDRs of $4.76 million, $3.04 million, and $46 thousand at June 30, 2012, December 31, 2012, and June 30, 2011, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $20 thousand, $227 thousand, and $821 thousand at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.
(3)	Perfoming and nonperforming TDRs, excluding nonaccrual TDRs of $4.78 million, $3.27 million, and $867 thousand at June 30, 2012, December 31, 2012, and June 30, 2011, respectively.

Non-covered nonperforming assets totaled $33.35 million at June 30, 2012, a $2.35 million increase over December 31, 2011. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.30% at June 30, 2012, 1.43% at December 31, 2011, and 1.29% at June 30, 2011.

Non-covered nonaccrual loans totaled $27.95 million at June 30, 2012, $24.49 million at December 31, 2011, and $22.04 million at June 30, 2011. As of June 30, 2012, non-covered nonaccrual loans were largely attributed to the following loan classes: non-farm, non-residential (34.75%); single family owner occupied (30.15%); single family non-owner occupied (15.58%); and commercial and industrial (15.78%). Approximately $1.50 million, or 5.36%, of non-covered nonaccrual loans are attributed to loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, the Company generally makes concessions in interest rates, loan terms and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs totaled $7.46 million at June 30, 2012, $9.45 million at December 31, 2011, and $17.98 million at June 30, 2011. Accruing nonperforming TDRs amounted to $469 thousand, or 6.29%, of total accruing TDRs as of June 30, 2012, as compared to 6.35% and 5.13% of accruing TDRs at December 31, 2011, and June 30, 2011, respectively. The allowance for loan losses attributed to TDRs totaled $675 thousand at June 30, 2012, $1.14 million at December 31, 2011, and $1.61 million at June 30, 2011.

Ongoing activity within the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There continues to be no accruing loans contractually past due 90 days or more as of June 30, 2012. Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $4.94 million as of June 30, 2012, a decrease of $976 thousand, or 16.50%, compared with December 31, 2011. The following table details activity within OREO for the periods indicated:

	June 30, 2012
(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1	$5,914	$—	$5,914
Acquired	—	5,388	5,388
Additions	3,311	—	3,311
Disposals	(3,593)	—	(3,593)
Valuation adjustments	(694)	(63)	(757)

Ending balance, June 30	$4,938	$5,325	$10,263

(Amounts in thousands)	June 30, 2011
Beginning balance, January 1	$4,910
Additions	5,065
Disposals	(3,231)
Valuation adjustments	(1,159)

Ending balance, June 30	$5,585

Covered OREO is pursuant to the FDIC Loss Share Agreements discussed in Note 3, “Business Combinations,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein, and is presented net of the related fair value discount. As of June 30, 2012, non-covered OREO consisted of 48 properties and had an average holding period of 7 months. During the second quarter and first half of 2012, the net loss on OREO totaled $194 thousand and $844 thousand, respectively.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $38.60 million as of June 30, 2012, an increase of $1.94 million, or 5.29%, compared with December 31, 2011. The Peoples and Waccamaw acquisitions resulted in an addition of $1.84 million to non-covered delinquent loans. Non-covered delinquent loans as a percentage of total non-covered loans measured 2.46% at June 30, 2012, of which loans 30 to 89 days past due comprised 0.68% and nonaccrual loans comprised 1.78%. Non-covered nonperforming loans, comprised of nonaccrual loans and unseasoned TDRs, as a percentage of total non-covered loans were 1.80% at June 30, 2012, 1.80% at December 31, 2011, and 1.67% at June 30, 2011.

Deposits

Total deposits as of June 30, 2012, increased $561.74 million, or 36.39%, compared with December 31, 2011. Noninterest-bearing deposits and interest-bearing demand deposits as of June 30, 2012, increased $100.63 million and $60.53 million, respectively, compared with December 31, 2011. Savings deposits, which include money market accounts and savings accounts, as of June 30, 2012, increased $99.81 million compared with December 31, 2011. Time deposits as of June 30, 2012, increased $300.77 million compared with December 31, 2011. Increases in deposit accounts were primarily due to the Peoples and Waccamaw acquisitions completed during the second quarter of 2012.

Borrowings

Our borrowings consist primarily of securities sold under agreements to repurchase and FHLB advances. Short-term borrowings consist of overnight federal funds purchased and repurchase agreements. There were no federal funds purchased at June 30, 2012, or December 31, 2011. Retail repurchase agreements increased $10.96 million, or 13.87%, as of June 30, 2012, compared with December 31, 2011. The balance of wholesale repurchase agreements increased $8.20 million, or 16.39%, and the weighted average rate decreased 28 basis points as of June 30, 2012, compared with December 31, 2012. The balance and weighted average rate of FHLB advances, including convertible and callable borrowings, increased $26.65 million and 57 basis points, respectively, as of June 30, 2012, compared with December 31, 2011. As of June 30, 2012, the FHLB advances had maturities between two months and nine years.

Stockholders’ Equity

Total stockholders’ equity was $341.71 million as of June 30, 2012, an increase of $35.98 million, or 11.77%, compared with $305.73 million at December 31, 2011. During the second quarter we issued 2,157,005 shares of Common Stock for approximately $26.47 million in connection with the Peoples acquisition. The change in stockholders’ equity during the first half of 2012 was also due to net income of $10.08 million, dividends declared on common and preferred stock of $4.32 million, and an increase in accumulated other comprehensive income of $3.62 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by state and federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. As of June 30, 2012, the Bank was deemed “well capitalized” under regulatory capital adequacy standards. Our Company’s and the Bank’s capital ratios are presented in the following table for the dates indicated. We expect the Tier 1 leverage ratio to decline for the third quarter of 2012 as a result of a full reporting period’s impact of the addition of assets acquired from Peoples and Waccamaw.

	June 30, 2012	December 31, 2011
Total risk-based capital ratio
First Community Bancshares, Inc.	15.06%	18.15%
First Community Bank	13.55%	16.12%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	13.80%	16.89%
First Community Bank	12.30%	14.86%
Tier 1 leverage ratio
First Community Bancshares, Inc.	11.23%	11.50%
First Community Bank	9.98%	10.08%

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

As of June 30, 2012, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $156.17 million, unpledged available-for-sale securities of $228.32 million, FHLB credit availability of $445.89 million, and federal funds lines availability of $114.51 million. Cash on hand and deposits with other financial institutions, as well as the FHLB, are immediately available for satisfaction of deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, we do not conduct significant operations and our primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. As of June 30, 2012, our liquid assets, including cash and investment securities, totaled $23.76 million. Our cash reserves and investments, as well as management fee arrangements, provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. Additionally, we maintain a $15.00 million unsecured, committed line of credit. There was no balance on the line as of June 30, 2012.

Off-Balance Sheet Risk

As of June 30, 2012, our off-balance sheet risk included $234.64 million in commitments to extend credit and $4.36 million in standby letters of credit and financial guarantees. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is represented by the contractual amount of those instruments.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of June 30, 2012, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points less meaningful; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	June 30, 2012
(Amounts in thousands, except basis points)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates/Basis Points	Income	Change	of Equity	Change
300	$18,175	21.4	$13,715	3.0
200	11,564	13.6	10,911	2.4
100	5,252	6.2	5,737	1.3
(100)	(987)	(1.2)	(15,305)	(3.3)

	December 31, 2011
(Amounts in thousands, except basis points)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates/Basis Points	Income	Change	of Equity	Change
300	$8,881	13.0	$(7,278)	(2.4)
200	6,124	9.0	(1,557)	(0.5)
100	3,355	4.9	1,957	0.7
(100)	(826)	(1.2)	(19,977)	(6.7)

During the next twelve months we have more assets than liabilities projected to reprice. As a result, projected net interest income will increase as benchmark rates increase. If benchmark interest rates decrease further than current levels, projected net interest income will decline.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to our 2011 Form 10-K for disclosures with respect to our risk factors which could materially affect our business, financial condition, or future results. The risks described in the 2011 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or operating results. Except for the risks identified below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2011 Form 10-K.

The Company may fail to realize the anticipated benefits of the Peoples and Waccamaw acquisitions.

The success of the Peoples and Waccamaw acquisitions will depend on, among other things, the Company’s ability to realize anticipated cost savings, to combine the businesses of Peoples and Waccamaw into the Company in a manner that does not materially disrupt the existing customer relationships of Peoples and Waccamaw or result in decreased revenues resulting from any loss of customers, and permit growth opportunities to occur. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

Reimbursements under loss share agreements are subject to compliance with certain requirements under the loss share agreements, FDIC oversight and interpretation, and contractual term limitations.

The FDIC-assisted acquisition of Waccamaw completed in June of 2012 includes significant protection to the Company from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. Loans covered under loss share agreements represent 13.21% of the Company’s total loans held for investment as of June 30, 2012. Under these loss share agreements, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. However, these loss share agreements impose certain obligations on the Company, including obligations to manage and service the loans in a prescribed manner and to report results and requests for reimbursement periodically. The obligations on the Company under the loss sharing agreements are extensive and failure to comply with any of the obligations could result in a specific asset or group of assets losing their loss sharing coverage. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for the Company’s noncompliance with its obligations under the loss share agreements. In addition, the Company is subject to audits by the FDIC to ensure compliance with the loss share agreements.

The loss share agreements are subject to interpretation by both the FDIC and the Company, and disagreements may arise regarding coverage of losses, expenses, and contingencies. Additionally, losses that are currently projected to occur during the loss share term may not occur until after the expiration of the applicable loss share agreement and those losses could have a material impact on results of operations in future periods. The Company’s current estimates of losses include only those losses that it projects to occur during the loss share period and for which the Company believes it will receive reimbursement from the FDIC at the applicable reimbursement rate.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of our Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our Company’s Common Stock during the second quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
April 1-30, 2012	—	$—	—	867,854
May 1-31, 2012	—	—	—	868,354
June 1-30, 2012	—	—	—	868,354

Total	—	$—	—

(1)	Our Company’s stock repurchase plan, as amended, authorizes the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. We held 231,646 shares in treasury as of June 30, 2012.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits and index required

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Bylaws of First Community Bancshares, Inc., as amended and restated. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12) and Amendment #1. (13)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.8**	Employment Agreement between First Community Bank and Marshall E. McCall dated March 1, 2012. (31)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.19**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.20**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.21**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.22**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.23**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.24**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.25**	Employment Agreement between First Community Bank and Simpson O. Brown dated July 31, 2009. (28)

10.26**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated May 27, 2008, filed on May 30, 2008.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, as amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, as amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, and filed on August 23, 2006.
(17)	Form of indemnification agreement entered into by the Company and First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, amended on May 19, 2004.

(18)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, and filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed on March 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: August 14, 2012

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