Form 10-Q/A
period 2012-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2012-09-06
CIK 859070

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quartertly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 14, 2012, to amend:

•	Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” to correct interest rate sensitivity in regards to the impact on net interest income.

•

Part II, Item 6, “Exhibits,” to furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited), and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. In addition to the Interactive Data File, we have updated the reference to Exhibit 3(i), the Amended and Restated Bylaws of the Company, to the Current Report on Form 8-K dated and filed on August 28, 2012.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 14, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment(s) described above.

PART I. FINANCIAL INFORMATION

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income and the economic value of equity. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of June 30, 2012, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	June 30, 2012
(Amounts in thousands, except basis points)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates/Basis Points	Income	Change	of Equity	Change
300	$8,431	9.6	$13,715	3.0
200	5,220	5.9	10,911	2.4
100	2,110	2.4	5,737	1.3
(100)	595	0.7	(15,305)	(3.3)

	December 31, 2011
(Amounts in thousands, except basis points)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Economic Value	Percent
Interest Rates/Basis Points	Income	Change	of Equity	Change
300	$8,881	13.0	$(7,278)	(2.4)
200	6,124	9.0	(1,557)	(0.5)
100	3,355	4.9	1,957	0.7
(100)	(826)	(1.2)	(19,977)	(6.7)

During the next twelve months we have more assets than liabilities projected to reprice. As a result, projected net interest income will increase as benchmark rates increase. If benchmark interest rates decrease further than current levels, projected net interest income will remaining roughly level.

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

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12) and Amendment #1. (13)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.8**	Employment Agreement between First Community Bank and Marshall E. McCall dated March 1, 2012. (31)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.19**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.20**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.21**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.22**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.23**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.24**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.25**	Employment Agreement between First Community Bank and Simpson O. Brown dated July 31, 2009. (28)

10.26**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2012, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.

***	Submitted electronically herewith.
#	Attached as Exhibit 101 to Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2012, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited), and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated and filed on August 28, 2012.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Form of indemnification agreement entered into by the Company and First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, amended on May 19, 2004.
(18)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.

(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed on March 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: September 6, 2012

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