Form 10-Q
period 2012-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2012-11-14
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

Class – Common Stock, $1.00 Par Value; 20,086,404 shares outstanding as of November 13, 2012

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$44,865	$34,578
Federal funds sold	93,005	1,909
Interest-bearing deposits in banks	27,359	10,807

Total cash and cash equivalents	165,229	47,294
Securities available-for-sale	517,161	482,430
Securities held-to-maturity	816	3,490
Loans held for sale	4,446	5,820
Loans held for investment, net of unearned income:
Covered under loss share agreements	221,977	—
Not covered under loss share agreements	1,541,633	1,396,067
Less allowance for loan losses	25,835	26,205

Loans held for investment, net	1,737,775	1,369,862
FDIC receivable under loss share agreements	49,477	—
Property, plant, and equipment, net	62,191	54,721
Other real estate owned:
Covered under loss share agreements	3,553	—
Not covered under loss share agreements	5,957	5,914
Interest receivable	6,038	6,193
Goodwill	104,022	83,056
Intangible assets	3,713	4,326
Other assets	109,272	101,683

Total assets	$2,769,650	$2,164,789

Liabilities
Deposits:
Noninterest-bearing	$335,100	$240,268
Interest-bearing	1,728,860	1,303,199

Total deposits	2,063,960	1,543,467
Interest, taxes, and other liabilities	29,538	20,452
Securities sold under agreements to repurchase	146,904	129,208
FHLB advances	161,558	150,000
Other borrowings	15,877	15,933

Total liabilities	2,417,837	1,859,060

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 17,921 shares outstanding at September 30, 2012, and 18,921 outstanding at December 31, 2011	17,921	18,921
Common stock, $1 par value; 50,000,000 shares authorized; 20,308,827 and 18,082,822 shares issued at September 30, 2012, and December 31, 2011, respectively; 222,423 and 233,446 shares in treasury at September 30, 2012, and December 31, 2011, respectively	20,309	18,083
Additional paid-in capital	213,320	188,118
Retained earnings	107,055	93,656
Treasury stock, at cost	(5,446)	(5,721)
Accumulated other comprehensive loss	(1,346)	(7,328)

Total stockholders’ equity	351,813	305,729

Total liabilities and stockholders’ equity	$2,769,650	$2,164,789

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2012	2011	2012	2011
Interest income
Interest and fees on loans held for investment	$28,275	$20,084	$68,496	$60,633
Interest on securities — taxable	1,980	1,711	6,060	6,094
Interest on securities — nontaxable	1,215	1,180	3,667	4,004
Interest on deposits in banks	66	75	177	244

Total interest income	31,536	23,050	78,400	70,975

Interest expense
Interest on deposits	2,603	2,998	7,368	10,151
Interest on short-term borrowings	675	577	1,859	1,849
Interest on long-term borrowings	1,799	1,741	5,253	5,212

Total interest expense	5,077	5,316	14,480	17,212

Net interest income	26,459	17,734	63,920	53,763
Provision for loan losses	1,916	1,920	4,458	6,611

Net interest income after provision for loan losses	24,543	15,814	59,462	47,152

Noninterest income
Wealth management income	1,005	868	2,839	2,692
Service charges on deposit accounts	3,895	3,404	10,237	9,788
Other service charges and fees	1,631	1,426	4,780	4,293
Insurance commissions	1,616	1,523	4,528	5,027
Impairment losses on securities	(942)	(210)	(942)	(737)
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(942)	(210)	(942)	(737)
Net gain on sale of securities	228	178	270	5,238
Other operating income	3,730	877	5,785	2,627

Total noninterest income	11,163	8,066	27,497	28,928

Noninterest expense
Salaries and employee benefits	10,860	8,409	27,974	26,223
Occupancy expense of bank premises	1,754	1,476	4,934	4,691
Furniture and equipment	955	862	2,741	2,686
Amortization of intangible assets	191	250	613	770
FDIC premiums and assessments	611	348	1,223	1,640
FHLB debt prepayment fees	—	—	—	471
Merger related expense	645	—	4,227	—
Other operating expense	5,309	4,715	14,938	15,380

Total noninterest expense	20,325	16,060	56,650	51,861

Income before income taxes	15,381	7,820	30,309	24,219
Income tax expense	5,322	2,502	10,171	7,422

Net income	10,059	5,318	20,138	16,797
Dividends on preferred stock	220	286	786	417

Net income available to common shareholders	$9,839	$5,032	$19,352	$16,380

Basic earnings per common share	$0.49	$0.28	$1.03	$0.92
Diluted earnings per common share	$0.47	$0.28	$1.00	$0.91
Cash dividends per common share	$0.11	$0.10	$0.32	$0.30
Weighted average basic shares outstanding	20,013,264	17,896,534	18,812,516	17,886,902
Weighted average diluted shares outstanding	21,476,497	19,205,634	20,159,386	18,533,364

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2012	2011	2012	2011
Net income	$10,059	$5,318	$20,138	$16,797
Other comprehensive income, before tax
Available-for-sale securities:
Unrealized gains (losses) on securities available-for-sale with other-than-temporary impairment	1,287	(657)	1,182	(678)
Unrealized gains (losses) on securities available-for-sale without other-than-temporary impairment	1,628	(611)	7,450	11,868
Less: reclassification adjustment for gains realized in net income	(228)	(178)	(270)	(5,238)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	942	210	942	737

Unrealized gains on available-for-sale securities in OCI	3,629	(1,236)	9,304	6,689
Reclassification adjustment for amortization in net prior service cost	164	—	314	—
Derivative securities:
Unrealized gains on derivative securities	—	—	—	30

Other comprehensive income (loss), before tax	3,793	(1,236)	9,617	6,719
Income tax expense related to items of other comprehensive income	(1,434)	460	(3,635)	(2,503)

Other comprehensive income, net of tax	2,359	(776)	5,982	4,216

Total comprehensive income	$12,418	$4,542	$26,120	$21,013

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Amounts in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2011	$—	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878
Net income	—	—	—	16,797	—	—	16,797
Other comprehensive income	—	—	—	—	—	4,216	4,216
Common dividends declared — $0.30 per share	—	—	—	(5,368)	—	—	(5,368)
Preferred dividends declared — $14.50 per share	—	—	—	(417)	—	—	(417)
Issuance of preferred stock — 18,921 shares	18,921	—	(119)	—	—	—	18,802
Equity-based compensation expense	—	—	(5)	—	30	—	25
Common stock options exercised — 2,969 shares	—	—	(60)	—	92	—	32
Issuance of treasury stock to 401(k) plan — 47,570 shares	—	—	(812)	—	1,481	—	669
Purchase of treasury shares — 48,310 shares at $10.58 per share	—	—	—	—	(514)	—	(514)

Balance September 30, 2011	$18,921	$18,083	$188,243	$92,498	$(5,651)	$(7,974)	$304,120

Balance January 1, 2012	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729
Net income	—	—	—	20,138	—	—	20,138
Other comprehensive income	—	—	—	—	—	5,982	5,982
Common dividends declared — $0.32 per share	—	—	—	(5,953)	—	—	(5,953)
Preferred dividends declared — $45.00 per share	—	—	—	(786)	—	—	(786)
Preferred stock converted to common stock — 69,000 shares	(1,000)	69	931	—	—	—	—
Equity-based compensation expense	—	—	72	—	17	—	89
Common stock options exercised — 6,523 shares	—	—	(114)	—	258	—	144
Acquisition of Peoples Bank of Virginia — 2,157,005 shares	—	2,157	24,313	—	—	—	26,470

Balance September 30, 2012	$17,921	$20,309	$213,320	$107,055	$(5,446)	$(1,346)	$351,813

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Amounts in thousands)	2012	2011
Operating activities
Net income	$20,138	$16,797
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,458	6,611
Depreciation and amortization of property, plant, and equipment	2,832	3,030
Accretion of discounts and amortization of premiums on investments	1,292	1,047
Amortization of intangible assets	613	770
Gain on sale of loans	(721)	(531)
Equity-based compensation expense	89	25
Gain (loss) on sale of property, plant, and equipment	91	(212)
Losses on sales of other real estate	1,592	2,074
Gain on sale of securities	(270)	(5,238)
Net impairment losses recognized in earnings	942	737
Losses on payments of FHLB debt prepayment fees	—	471
Deferred income tax expense	1,656	2,618
Proceeds from sale of mortgage loans	51,061	31,132
Origination of mortgage loans	(48,966)	(29,482)
Decrease in accrued interest receivable	2,182	1,411
Decrease in other operating activities	10,816	5,041

Net cash provided by operating activities	47,805	36,301

Investing activities
Proceeds from sale of securities available-for-sale	78,092	191,397
Proceeds from maturities, prepayments, and calls of securities available-for-sale	66,318	29,624
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	2,690	1,300
Payments to acquire securities available-for-sale	(109,637)	(180,501)
Origination of loans	38,748	(2,587)
Proceeds from the redemption of FHLB stock, net of purchases	1,757	1,098
Net cash acquired in acquisitions	152,774	1,586
Payments to acquire property, plant, and equipment	(4,088)	(2,169)
Proceeds from sale of property, plant, and equipment	1,118	565
Proceeds from sale of other real estate	5,792	4,405

Net cash provided by investing activities	233,564	44,718

Financing activities
Net increase in noninterest-bearing deposits	4,405	28,532
Net decrease in interest-bearing deposits	(133,095)	(58,996)
Repayments of securities sold under agreements to repurchase	(2,386)	(1,384)
Repayments of long-term debt	(25,769)	(25,252)
Proceeds from issuance of preferred stock	—	18,802
Proceeds from stock options exercised	144	32
Payments for repurchase of treasury stock	—	(514)
Payments of FHLB debt prepayment fees	—	(471)
Excess tax benefit from share-based compensation	6	5
Payments of common dividends	(5,953)	(5,368)
Payments of preferred dividends	(851)	(274)

Net cash used in financing activities	(163,499)	(44,888)

Increase in cash and cash equivalents	117,870	36,131
Cash and cash equivalents at beginning of period	47,294	112,189

Cash and cash equivalents at end of period	$165,164	$148,320

Supplemental information — noncash items
Transfer of other real estate	$6,916	$7,511
Loans originated to finance other real estate	$1,324	$—

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

Reclassifications and Corrections

During the third quarter of 2012, the Company discovered certain overstatements of loan charge-offs reported in prior periods beginning in 2007 which resulted from not recognizing the impact of interest payments that had been applied to principal for loans that were on non-accrual status. The error was discovered during the Company’s core system conversion completed during the third quarter of 2012. The overstatements of charge-offs resulted in an overstatement of provision for loan losses and corresponding understatement of pre-tax income that totaled $321 thousand, $639 thousand, and $938 thousand for the years-ended December 31, 2009, 2010, and 2011, respectively. The total periodic charge-off overstatements from 2007 to year-end 2011 approximated $2.39 million. Management analyzed the error to determine if any of the prior years were materially misstated and determined that they were not. Management also determined that correcting the error in the current year would not materially misstate this year’s results. The Company recorded the correction to the prior period understatements in the quarter ended September 30, 2012, through an increase to other income in the amount of $2.39 million.

Recent Accounting Pronouncements

In August 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections,” to codify various amendments and corrections included in SEC Staff Accounting Bulletin 114, SEC Release 33-9250, and ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs.” The amendments and corrections included in ASU 2012-03 are effective upon issuance. The guidance had no impact on the Company’s financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2012	2011	2012	2011
Net income	$10,059	$5,318	$20,138	$16,797
Dividends on preferred stock	220	286	786	417

Net income available to common shareholders	$9,839	$5,032	$19,352	$16,380
Weighted average common shares outstanding, basic	20,013,264	17,896,534	18,812,516	17,886,902
Diluted shares for stock options	162,184	3,551	42,832	5,643
Convertible preferred shares	1,301,049	1,305,549	1,304,038	640,819

Weighted average common shares outstanding, diluted	21,476,497	19,205,634	20,159,386	18,533,364

Basic earnings per common share	$0.49	$0.28	$1.03	$0.92
Diluted earnings per common share	$0.47	$0.28	$1.00	$0.91

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carry a 6% dividend rate. Each share is convertible into 69 shares of the Company’s Common Stock (“Common Stock”) at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014. There were 17,921 shares of Series A Preferred Stock outstanding at September 30, 2012 and 18,921 shares outstanding at September 30, 2011.

The following outstanding options and warrants to purchase Common Stock were excluded from the calculation of diluted earnings per share because the exercise price was greater than the market value of the Common Stock, which would result in an antidilutive effect on diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options and warrants	338,536	480,045	450,966	480,221

Note 3. Business Combinations

The Company accounts for business combinations under FASB Accounting Standard Codification (“ASC”) Topic 805, “Business Combinations”, which requires the use of the acquisition method of accounting. In accordance with the acquisition method of accounting, all identifiable assets acquired, including loans, are recorded at fair value. No allowance is recorded on the acquisition date for acquired loans because the fair values of the loans incorporate assumptions regarding credit risk. Acquired loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, exclusive of the loss share agreements with the Federal Deposit Insurance Corporation (“FDIC”). The fair value estimates associated with the loans include expected prepayments and the amount and timing of expected principal, interest, and other cash flows. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

Acquired credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality”, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans exhibit evidence of credit deterioration when it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration, as of the purchase date, may include measures such as nonaccrual status, credit scores, declines in collateral value, current loan to value percentages, and days past due. The

Company considers expected prepayments and estimates the amount and timing of expected principal, interest, and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. In accordance with FASB ASC Topic 310-30, the Company aggregated purchase credit impaired loans that have common risk characteristics into pools within the following loan categories: construction and development, commercial and industrial, commercial real estate, consumer, home equity lines of credit, residential real estate – 1st lien, residential real estate – 2nd lien, and lines of credit.

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

Peoples’ shareholders received $6.08 in cash and 1.07 shares of Common Stock for each share of Peoples’ common stock resulting in a purchase price of approximately $40.28 million, which includes Common Stock valued at $26.47 million and total cash consideration of $12.26 million. In connection with the transaction, the Company issued 2,157,005 shares of Common Stock with an estimated fair value of $12.27 per share. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in an addition to goodwill of $9.10 million. Because the consideration paid was greater than the net fair value of the assets acquired and liabilities assumed, the Company recorded goodwill as part of the acquisition. The Company does not expect any goodwill recorded in connection with the acquisition to be deductible for tax purposes.

The Company estimated the fair value of assets acquired and liabilities assumed using expected cash flows discounted at appropriate rates of interest. The estimated fair values, including identifiable intangible assets, are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

The consideration transferred and the net assets acquired in connection with the Peoples acquisition are presented as of the acquisition date:

(Amounts in thousands, except share data)
Consideration
Cash consideration	$12,259
Common stock — 2,157,005 shares	26,469
Cash in lieu of fractional shares	2
Stock option consideration	1,547

Fair value of consideration paid	$40,277

Identifiable assets
Cash and cash equivalents	$81,834
Securities	2,917
Loans	166,471
Property, plant, and equipment	3,432
Other assets	11,407

Identifiable assets	266,061
Identifiable liabilities
Total deposits	234,146
Other liabilities	741

Identifiable liabilities	234,887
Identifiable net assets acquired	31,174

Goodwill recorded for acquisition	$9,103

The following table presents the carrying amount of acquired loans at May 31, 2012, which consist of loans with no credit deterioration, or performing loans, and loans with credit deterioration, or impaired loans.

	May 31, 2012
(Amounts in thousands)	Purchased Performing	Purchased Impaired	Total
Commercial loans
Construction, development, and other land	$9,641	$9,426	$19,067
Commercial and industrial	17,583	2,418	20,001
Multi-family residential	2,111	3,152	5,263
Non-farm, non-residential	75,399	12,193	87,592

Total commercial loans	104,734	27,189	131,923
Consumer real estate loans
Home equity lines	7,637	336	7,973
Single family owner occupied	18,767	5,078	23,845

Total consumer real estate loans	26,404	5,414	31,818
Consumer and other loans
Consumer loans	2,730	—	2,730

Loans held for investment, net of unearned income	$133,868	$32,603	$166,471

The following table presents the acquired performing loans receivable at the acquisition date. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

(Amounts in thousands)	May 31, 2012
Contractually required principal payments receivable	$139,275
Fair value of adjustment for credit, interest rate, and liquidity	(5,407)

Fair value of performing loans receivable	$133,868

The following table presents the acquired impaired loans receivable at acquisition. The Company has not noted any further deterioration in the acquired impaired loan portfolio.

(Amounts in thousands)	May 31, 2012
Contractually required payments receivable	$48,826
Nonaccretable difference	(12,823)

Cash flows expected to be collected	36,003
Accretable difference	(3,400)

Fair value of acquired impaired loans	$32,603

The Company’s operating results for the three and nine months ended September 30, 2012, include the impact of the Peoples acquisition since May 31, 2012. The following table presents unaudited proforma information as if the acquisition had occurred on January 1, 2011. The information presented does not necessarily reflect the results of operation that would have occurred had the acquisition been completed at the beginning of each fiscal period, nor does it indicate future consolidated results. For the three and nine months ended September 30, 2012, the Company incurred merger related expenses related to the Peoples acquisition of $163 thousand and $3.15 million, respectively.

	For the Nine Months Ended September 30, 2012
(Amounts in thousands)	First Community	Peoples	Proforma Adjustments	Proforma Combined
Interest income	$74,343	$8,191	$1,663	$84,197
Interest expense	14,192	1,867	(371)	15,688

Net interest income	60,151	6,324	2,034	68,509
Provision for loan losses	4,458	100	—	4,558

Net interest income after provision for loan losses	55,693	6,224	2,034	63,951
Noninterest income	27,459	383	—	27,842
Noninterest expense (1)	55,625	3,946	0	59,571

Income (loss) before taxes	27,527	2,661	2,034	32,222
Income tax expense (benefit)	9,868	—	303	10,171

Net income (loss)	17,659	2,661	1,731	22,051
Dividends on preferred stock	786	—	—	786

Net income (loss) available to common shareholders	$16,873	$2,661	$1,731	$21,265

	For the Nine Months Ended September 30, 2011
	First Community	Peoples	Proforma Adjustments	Proforma Combined
Interest income	$70,975	$9,506	$1,663	$82,144
Interest expense	17,212	2,700	(371)	19,541

Net interest income	53,763	6,806	2,034	62,603
Provision for loan losses	6,611	1,125	—	7,736

Net interest income after provision for loan losses	47,152	5,681	2,034	54,867
Noninterest income	28,928	339	—	29,267
Noninterest expense (1)	51,861	3,733	0	55,594

Income (loss) before taxes	24,219	2,287	2,034	28,540
Income tax expense (benefit)	7,422	770	303	8,495

Net income (loss)	16,797	1,517	1,731	20,045
Dividends on preferred stock	417	—	—	417

Net income (loss) available to common shareholders	$16,380	$1,517	$1,731	$19,628

Waccamaw Bank

On June 8, 2012, the Company’s wholly-owned subsidiary, First Community Bank (the “Bank”), entered into a Purchase and Assumption Agreement (the “Agreement”) with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Waccamaw Bank (“Waccamaw”), a full service community bank, headquartered in Whiteville, North Carolina. Waccamaw operated sixteen branches throughout North Carolina and South Carolina.

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

The Bank did not immediately acquire all the real estate, furniture, and equipment of Waccamaw as a part of the purchase agreement. The bank purchased two properties at acquisition and committed to purchase two properties during the 30-day option extended from the FDIC.

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

Goodwill of $11.66 million was recorded as part of the acquisition of Waccamaw. The amount of the goodwill was equal to the amount by which the fair value of liabilities assumed exceeded the fair value of assets acquired, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreements. For the three and nine months ended September 30, 2012, the Company incurred merger related expenses related to the Waccamaw acquisition of $482 thousand and $1.08 million, respectively.

The following table presents the assets acquired and liabilities assumed as of June 8, 2012, as recorded by Waccamaw on the acquisition date and as adjusted for purchase accounting adjustments:

(Amounts in thousands)	Balances Acquired from FDIC	Fair Value and Purchase Adjustments	Recorded Investment
Assets
Cash and due from banks (1)	$44,809	$—	$44,809
Interest-bearing deposits in banks	40,140	—	40,140

Total cash and cash equivalents	84,949	—	84,949
Securities available-for-sale	59,816	—	59,816
Loans held for investment, net of unearned income	318,317	(67,686)	250,631
FDIC receivable under loss share agreements	—	49,755	49,755
Property, plant, and equipment, net	4,102	—	4,102
Other real estate owned	9,347	(3,959)	5,388
Interest receivable	1,363	—	1,363
Other assets	5,264	(194)	5,070

Total assets	$483,158	$(22,084)	$461,074

Liabilities
Deposits:
Noninterest-bearing	$47,892	$—	$47,892
Interest-bearing	366,233	912	367,145

Total deposits	414,125	912	415,037
Securities sold under agreements to repurchase	17,042	3,040	20,082
FHLB advances	35,000	2,271	37,271
Other borrowings	345	—	345

Total liabilities	$466,512	$6,223	$472,735

Net assets acquired over (under) liabilities assumed	$16,646	$(28,307)	$(11,661)

Excess of net assets acquired over liabilities assumed	$16,646

Aggregate fair value and purchase adjustments		$(28,307)

Goodwill on acquisition			$11,661

(1)	Includes $17.27 million transferred to the FDIC in connection with the acquisition.

The following table presents the carrying amount of acquired loans at June 8, 2012, which consist of loans with no credit deterioration, or performing loans, and loans with credit deterioration, or impaired loans.

	June 8, 2012
(Amounts in thousands)	Purchased Performing	Purchased Impaired	Total
Commercial loans
Construction, development, and other land	$19,690	$6,524	$26,214
Commercial and industrial	9,027	1,817	10,844
Multi-family residential	2,462	926	3,388
Non-farm, non-residential	45,737	23,372	69,109
Agricultural	321	2	323
Farmland	1,522	1,045	2,567

Total commercial loans	78,759	33,686	112,445
Consumer real estate loans
Home equity lines	21,439	68,081	89,520
Single family owner occupied	25,509	12,696	38,205

Total consumer real estate loans	46,948	80,777	127,725
Consumer and other loans
Consumer loans	9,540	921	10,461

Loans held for investment, net of unearned income	$135,247	$115,384	$250,631

The following table presents the acquired performing loans receivable at the acquisition date. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

(Amounts in thousands)	June 8, 2012
Contractually required principal payments receivable	$151,852
Fair value of adjustment for credit, interest rate, and liquidity	(16,605)

Fair value of performing loans receivable	$135,247

The following table presents the acquired impaired loans receivable at acquisition. The Company has not noted any further deterioration in the acquired impaired loan portfolio.

(Amounts in thousands)	June 8, 2012
Contractually required payments receivable	$211,042
Nonaccretable difference	(69,177)

Cash flows expected to be collected	141,865
Accretable difference	(26,481)

Fair value of acquired impaired loans	$115,384

Note 4. Investment Securities

The amortized cost and estimated fair value of available-for-sale securities, including gross unrealized gains and losses, at September 30, 2012, and December 31, 2011, were as follows:

	September 30, 2012
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
Municipal securities	$147,134	$8,801	$(7)	$155,928	$—
Single issue trust preferred securities	55,692	—	(13,095)	42,597	—
Corporate FDIC insured securities	13,467	12	—	13,479	—
Mortgage-backed securities:
Agency	281,009	7,394	(120)	288,283	—
Non-Agency Alt-A residential	14,230	—	(3,018)	11,212	(3,018)

Total mortgage-backed securities	295,239	7,394	(3,138)	299,495	(3,018)
Equity securities	5,556	218	(112)	5,662	—

Total	$517,088	$16,425	$(16,352)	$517,161	$(3,018)

	December 31, 2011
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
Municipal securities	$131,498	$6,317	$—	$137,815	$—
Single issue trust preferred securities	55,649	—	(15,405)	40,244	—
Corporate FDIC insured securities	13,685	33	—	13,718	—
Mortgage-backed securities:
Agency	274,384	6,003	(285)	280,102	—
Non-Agency Alt-A residential	15,980	—	(5,950)	10,030	(5,950)

Total mortgage-backed securities	290,364	6,003	(6,235)	290,132	(5,950)
Equity securities	419	206	(104)	521	—

Total	$491,615	$12,559	$(21,744)	$482,430	$(5,950)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The amortized cost and estimated fair value of held-to-maturity securities, including gross unrealized gains and losses, at September 30, 2012, and December 31, 2011, were as follows:

	September 30, 2012
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal securities	$816	$9	$—	$825

Total	$816	$9	$—	$825

	December 31, 2011
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal securities	$3,490	$42	$—	$3,532

Total	$3,490	$42	$—	$3,532

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2012, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Available-for-sale securities
Due within one year	$14,567	$14,580
Due after one year but within five years	16,957	17,592
Due after five years but within ten years	19,505	20,561
Due after ten years	165,264	159,271

	216,293	212,004
Mortgage-backed securities	295,239	299,495
Equity securities	5,556	5,662

Total	$517,088	$517,161

Held-to-maturity securities
Due within one year	$60	$61
Due after one year but within five years	756	764
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$816	$825

Available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer at September 30, 2012, and December 31, 2011 were as follows:

	September 30, 2012
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$1,824	$(7)	$—	$—	$1,824	$(7)
Single issue trust preferred securities	—	—	42,598	(13,095)	42,598	(13,095)
Mortgage-backed securities:
Agency	22,444	(120)	16	—	22,460	(120)
Non-Agency Alt-A residential	—	—	11,212	(3,018)	11,212	(3,018)

Total mortgage-backed securities	22,444	(120)	11,228	(3,018)	33,672	(3,138)
Equity securities	5,114	(22)	98	(90)	5,212	(112)

Total	$29,382	$(149)	$53,924	$(16,203)	$83,306	$(16,352)

	December 31, 2011
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$—	$—	$40,244	$(15,405)	$40,244	$(15,405)
Mortgage-backed securities:
Agency	52,300	(285)	—	—	52,300	(285)
Non-Agency Alt-A residential	—	—	10,030	(5,950)	10,030	(5,950)

Total mortgage-backed securities	52,300	(285)	10,030	(5,950)	62,330	(6,235)
Equity securities	—	—	188	(104)	188	(104)

Total	$52,300	$(285)	$50,462	$(21,459)	$102,762	$(21,744)

There were no held-to-maturity securities in a continuous unrealized loss position at September 30, 2012, or December 31, 2011. The carrying value of securities pledged to secure public deposits and for other purposes was $303.62 million at September 30, 2012, and $288.80 million at December 31, 2011.

The following table details the Company’s gross gains and gross losses realized from the sale of securities for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Gross realized gains	$315	$208	$434	$6,889
Gross realized losses	(87)	(30)	(164)	(1,651)

Net (loss) gain on sale of securities	$228	$178	$270	$5,238

At September 30, 2012, the combined depreciation in value of the 25 individual securities in an unrealized loss position was 3.16% of the combined reported value of the aggregate securities portfolio. At December 31, 2011, the combined depreciation in value of 28 individual securities in an unrealized loss position was 4.51% of the combined reported value of the aggregate securities portfolio.

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

For nonbeneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. Nonbeneficial interest debt securities consist of U.S. treasury securities, municipal securities, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of impairment and records any credit-related OTTI through earnings and noncredit-related OTTI through OCI. During the three and nine months ended September 30, 2012 and September 30, 2011, the Company incurred no OTTI charges related to nonbeneficial interest debt securities. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of corporate FDIC insured securities and mortgage-backed securities (“MBS”). An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the noncredit-related OTTI is accounted for in OCI. During the three and nine months ended September 30, 2012, the Company incurred credit-related OTTI charges on beneficial interest debt securities of $942 thousand. During the three and nine months ended September 30, 2011, the Company incurred credit-related OTTI charges on beneficial interest debt securities of $210 thousand and $737 thousand, respectively. These charges were related to a non-Agency MBS.

For the non-Agency Alt-A residential MBS, the Company uses a discounted cash flow model with the following assumptions: voluntary constant prepayment rate of 5%, a customized constant default rate scenario that assumes approximately 21% of the remaining underlying mortgages will default within three years, and a customized loss severity rate scenario that ramps the loss rate down from 75% to 15% over the course of seven years.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of the OTTI is recognized in OCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance (1)	$6,536	$4,778	$6,536	$4,251
Additions for credit losses on securities not previously recognized	—	—	—	—
Additions for credit losses on securities previously recognized	942	210	942	737
Reduction for increases in cash flows	—	—	—	—
Reduction for securities management no longer intends to hold to recovery	—	—	—	—
Reduction for securities sold/realized losses	—	—	—	—

Ending balance	$7,478	$4,988	$7,478	$4,988

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three and nine months ended September 30, 2012 and 2011, the Company recognized no OTTI charges on equity securities.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”) and FRB of Richmond (“FRB Richmond”). The Company feels the FHLBA ownership position provides access to relatively inexpensive wholesale and overnight funding. FHLBA and FRB Richmond stock are reported as long-term investments in “Other assets” on the Company’s “Condensed Consolidated Balance Sheets.” At September 30, 2012, and December 31, 2011, the Company owned $11.53 million and $10.82 million, respectively, of FHLBA stock. The Company’s policy is to review the stock for impairment at each reporting period. During the first nine months of 2012, the FHLBA paid quarterly dividends and repurchased excess activity-based stock. Based on the Company’s review and publicly available information concerning the FHLBA, it believes that as of September 30, 2012, its FHLBA stock was not impaired. At September 30, 2012, and December 31, 2011, the Company owned $5.69 and $4.78 million, respectively, of FRB Richmond stock.

Note 5. Loans

Loan Portfolio

Loans, net of unearned income, consisted of the following at September 30, 2012, and December 31, 2011:

	September 30, 2012		December 31, 2011
(Amounts in thousands)	Amount	Percent	Amount	Percent
Covered loans	$221,977	12.59%	$—	0.00%
Non-covered loans
Commercial loans
Construction, development, and other land	62,030	3.52%	61,768	4.42%
Commercial and industrial	97,422	5.52%	91,939	6.58%
Multi-family residential	75,756	4.30%	77,050	5.52%
Single family non-owner occupied	135,346	7.67%	106,743	7.65%
Non-farm, non-residential	449,359	25.48%	336,005	24.07%
Agricultural	1,474	0.08%	1,374	0.10%
Farmland	36,735	2.08%	37,161	2.66%

Total commercial loans	858,122	48.65%	712,040	51.00%
Consumer real estate loans
Home equity lines	111,877	6.34%	111,387	7.98%
Single family owner occupied	474,985	26.93%	473,067	33.89%
Owner occupied construction	15,076	0.86%	19,577	1.40%

Total consumer real estate loans	601,938	34.13%	604,031	43.27%
Consumer and other loans
Consumer loans	76,004	4.31%	67,129	4.81%
Other	5,569	0.32%	12,867	0.92%

Total consumer and other loans	81,573	4.63%	79,996	5.73%

Total non-covered loans	1,541,633	87.41%	1,396,067	100.00%

Total loans held for investment, net of unearned income	$1,763,610	100.00%	$1,396,067	100.00%

Loans held for sale	$4,446		$5,820

Covered loans held for investment consisted of the following at September 30, 2012.

(Amounts in thousands)	September 30, 2012
Covered loans
Commercial loans
Construction, development, and other land	$28,885
Commercial and industrial	6,976
Multi-family residential	3,559
Non-farm, non-residential	50,723
Agricultural	308
Farmland	1,334

Total commercial loans	91,785
Consumer real estate loans
Home equity lines	87,358
Single family owner occupied	36,459
Owner occupied construction	1,982

Total consumer real estate loans	125,799
Consumer and other loans
Consumer loans	4,393

Total covered loans	$221,977

See Note 11, “Commitments and Contingencies,” for information concerning the Company’s off-balance sheet credit risk related to lending activities.

Acquired Impaired Loans

When the fair value of acquired loans are established, certain loans are identified as impaired. The Company has estimated the cash flows to be collected on the acquired impaired loans and discounted those cash flows at a market rate of interest. The following tables present changes in the carrying balance of acquired impaired loans and activity within those loans during the periods indicated.

	Nine Months Ended September 30, 2012
(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Balance, January 1	$—	$—	$2,886	$2,886
Balance, September 30	$30,898	$115,125	$2,314	$148,337

(Amounts in thousands)	Nine Months Ended September 30, 2011
Balance, January 1	$3,221
Balance, September 30	$2,865

The outstanding balance of acquired impaired loans was $220.07 million at September 30, 2012, $7.71 million at December 31, 2011, and $7.75 million at September 30, 2011.

The following tables present changes in the accretable yield during the periods indicated:

	Nine Months Ended September 30, 2012
(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Balance, January 1	$—	$—	$919	$919
Additions	3,400	26,481	—	29,881
Accretion	(399)	(1,491)	(1,198)	(3,088)
Reclassifications from nonaccretable difference	—	—	139	139
Disposals	77	108	161	346

Balance, September 30	$3,078	$25,098	$21	$28,197

(Amounts in thousands)	Nine Months Ended September 30, 2011
Balance, January 1	$944
Accretion	(13)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance, September 30	$931

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

Management performs quarterly assessments to determine the appropriate level of allowance for loan losses. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by increasing or decreasing the allowance based upon current measurement criteria. Commercial, consumer real estate, and non-real estate consumer loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial loans and credit relationships and allocations to the remaining nonhomogeneous and homogeneous pools of loans that have been deemed impaired. Additionally, a loan that becomes adversely classified or graded is removed from a group of loans with similar risk characteristics that are not classified or graded to evaluate the removed loan collectively in a group of adversely classified or graded loans with similar risk characteristics. Management’s general reserve allocations are based on judgment of qualitative and quantitative factors about macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management. The Company enhanced the allowance for loan losses during the third quarter of 2012 by combining three previously reported commercial loan classes, “Construction—commercial”, “Land development”, and “Other land’, into one segment, “Construction, development, and other land”. Management determined that qualitative and quantitative factors for the respective loan classes were significantly similar and do not warrant separate segmentation.

The following tables detail activity within the allowance for loan losses, by portfolio segment, for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total	Commercial	Consumer Real Estate	Consumer and Other	Total
Beginning balance	$18,257	$7,272	$642	$26,171	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	436	1,289	191	1,916	7,393	(4,811)	(662)	1,920
Loans charged off	(1,184)	(1,126)	(303)	(2,613)	(2,157)	(712)	(193)	(3,062)
Recoveries credited to allowance	198	63	100	361	968	15	84	1,067

Net charge-offs	(986)	(1,063)	(203)	(2,252)	(1,189)	(697)	(109)	(1,995)

Ending balance	$17,707	$7,498	$630	$25,835	$18,504	$7,133	$770	$26,407

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total	Commercial	Consumer Real Estate	Consumer and Other	Total
Beginning balance	$17,752	$7,711	$742	$26,205	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	1,735	2,475	248	4,458	10,258	(3,190)	(457)	6,611
Loans charged off	(2,353)	(2,802)	(632)	(5,787)	(5,324)	(2,541)	(680)	(8,545)
Recoveries credited to allowance	573	114	272	959	1,270	223	366	1,859

Net charge-offs	(1,780)	(2,688)	(360)	(4,828)	(4,054)	(2,318)	(314)	(6,686)

Ending balance	$17,707	$7,498	$630	$25,835	$18,504	$7,133	$770	$26,407

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

The following tables present the Company’s recorded investment in non-purchased loans considered to be impaired and related information on those impaired loans for the periods indicated:

	September 30, 2012			December 31, 2011
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$1,556	$2,306	$—	$661	$661	$—
Commercial and industrial	836	836	—	114	127	—
Multi-family residential	365	365	—	278	278	—
Single family non-owner occupied	—	—	—	1,206	1,244	—
Non-farm, non-residential	2,351	2,405	—	1,616	1,647	—
Agricultural	—	—	—	—	—	—
Farmland	—	—	—	258	258	—
Consumer real estate loans
Home equity lines	276	277	—	368	378	—
Single family owner occupied	1,706	1,875	—	2,428	2,508	—
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	6	6	—

Total impaired loans with no allowance	7,090	8,064	—	6,935	7,107	—

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	—	—	112	112	4
Commercial and industrial	3,293	8,273	3,293	4,031	4,069	2,048
Multi-family residential	386	398	26	—	—	—
Single family non-owner occupied	1,237	1,290	661	2,232	2,232	124
Non-farm, non-residential	6,287	6,743	1,256	5,317	5,480	1,819
Agricultural	—	—	—	—	—	—
Farmland	744	744	159	—	—	—
Consumer real estate loans
Home equity lines	—	—	—	—	—	—
Single family owner occupied	4,124	4,228	931	5,529	5,612	1,203
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—	—

Total impaired loans with an allowance	16,071	21,676	6,326	17,221	17,505	5,198

Total impaired loans	$23,161	$29,740	$6,326	$24,156	$24,612	$5,198

	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$784	$—	$1,296	$—
Commercial and industrial	449	3	559	13
Multi-family residential	591	—	1,146	4
Single family non-owner occupied	954	4	524	29
Non-farm, non-residential	1,584	41	2,872	65
Agricultural	—	—	—	—
Farmland	372	—	508	—
Consumer real estate loans
Home equity lines	321	—	592	20
Single family owner occupied	4,456	38	5,727	113
Owner occupied construction	—	—	1	—
Consumer and other loans
Consumer loans	—	—	26	—

Total impaired loans with no allowance	9,511	86	13,251	244

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	55	—	55	1
Commercial and industrial	3,600	—	3,662	163
Multi-family residential	193	—	1,309	—
Single family non-owner occupied	2,066	—	619	57
Non-farm, non-residential	6,454	90	5,802	291
Agricultural	—	—	—	—
Farmland	372	—	372	—
Consumer real estate loans
Home equity lines	125	—	83	—
Single family owner occupied	3,355	15	4,827	66
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	16,220	105	16,729	578

Total impaired loans	$25,731	$191	$29,980	$822

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$83	$—	$1,538	$1
Commercial and industrial	221	4	2,791	4
Multi-family residential	962	10	1,370	24
Single family non-owner occupied	2,481	10	1,673	29
Non-farm, non-residential	1,059	6	1,894	16
Agricultural	—	—	—	—
Farmland	333	—	112	—
Consumer real estate loans
Home equity lines	398	4	470	12
Single family owner occupied	1,617	21	1,374	26
Owner occupied construction	—	—	80	3
Consumer and other loans
Consumer loans	66	1	25	1

Total impaired loans with no allowance	7,220	56	11,327	116

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	381	4	293	7
Commercial and industrial	4,066	8	1,802	16
Multi-family residential	591	—	627	—
Single family non-owner occupied	2,258	27	2,345	81
Non-farm, non-residential	6,430	98	3,709	109
Agricultural	—	—	—	—
Farmland	—	—	111	—
Consumer real estate loans
Home equity lines	335	—	145	—
Single family owner occupied	6,064	49	5,847	141
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	20,125	186	14,879	354

Total impaired loans	$27,345	$242	$26,206	$470

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at September 30, 2012, and December 31, 2011.

	September 30, 2012
(Amounts in thousands)	Non-acquired Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction, development, and other land	$1,556	$—	$70,081	$1,230	$19,278	$—
Commercial and industrial	4,121	3,285	96,367	1,339	3,910	8
Multi-family residential	386	26	74,669	1,739	4,260	—
Single family non-owner occupied	1,602	661	129,658	2,907	4,086	—
Non-farm, non-residential	8,638	1,256	457,891	4,966	33,553	—
Agricultural	—	—	1,780	19	2	—
Farmland	744	159	36,270	327	1,055	—

Total commercial loans	17,047	5,387	866,716	12,527	66,144	8
Consumer real estate loans
Home equity lines	276	—	132,626	1,325	66,333	—
Single family owner occupied	5,830	931	491,877	4,781	13,737	—
Owner occupied construction	—	—	15,846	246	1,212	—

Total consumer real estate loans	6,106	931	640,349	6,352	81,282	—
Consumer and other loans
Consumer loans	—	—	79,486	630	911	—
Other	—	—	5,569	—	—	—

Total consumer and other loans	—	—	85,055	630	911	—

Total loans	$23,153	$6,318	$1,592,120	$19,509	$148,337	$8

	December 31, 2011
(Amounts in thousands)	Non-acquired Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction, development, and other land	$773	$4	$60,846	$1,888	$149	$—
Commercial and industrial	3,738	1,847	87,563	1,668	638	201
Multi-family residential	278	—	76,772	1,889	—	—
Single family non-owner occupied	3,438	124	102,063	2,836	1,242	—
Non-farm, non-residential	6,933	1,819	328,610	5,114	462	—
Agricultural	—	—	1,374	19	—	—
Farmland	258	—	36,903	343	—	—

Total commercial loans	15,418	3,794	694,131	13,757	2,491	201
Consumer real estate loans
Home equity lines	368	—	111,019	1,365	—	—
Single family owner occupied	7,957	1,203	464,715	4,931	395	—
Owner occupied construction	—	—	19,577	212	—	—

Total consumer real estate loans	8,325	1,203	595,311	6,508	395	—
Consumer and other loans
Consumer loans	6	—	67,123	742	—	—
Other	—	—	12,867	—	—	—

Total consumer and other loans	6	—	79,990	742	—	—

Total loans	$23,749	$4,997	$1,369,432	$21,007	$2,886	$201

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

The following tables present the Company’s investment in loans held for investment by internal credit grade indicator at September 30, 2012, and December 31, 2011. There were no covered loans at December 31, 2011.

	September 30, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$46,390	$4,441	$11,107	$93	$—	$62,031
Commercial and industrial	86,312	2,087	3,911	5,112	—	97,422
Multi-family residential	67,188	3,863	4,705	—	—	75,756
Single family non-owner occupied	112,704	5,969	15,624	1,049	—	135,346
Non-farm, non-residential	397,614	19,221	32,077	447	—	449,359
Agricultural	1,430	7	37	—	—	1,474
Farmland	32,803	1,980	1,952	—	—	36,735
Consumer real estate loans
Home equity lines	106,133	1,798	3,947	—	—	111,878
Single family owner occupied	437,158	9,360	28,466	—	—	474,984
Owner occupied construction	15,076	—	—	—	—	15,076
Consumer and other loans
Consumer loans	74,661	794	539	9	—	76,003
Other	5,538	13	18	—	—	5,569

Total non-covered loans	$1,383,007	$49,533	$102,383	$6,710	$—	$1,541,633

	September 30, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction, development, and other land	$12,470	$5,966	$10,354	$95	$—	$28,885
Commercial and industrial	3,802	1,300	(15)	1,889	—	6,976
Multi-family residential	2,423	—	1,136	—	—	3,559
Single family non-owner occupied	—	—	—	—	—	—
Non-farm, non-residential	27,100	7,899	15,646	78	—	50,723
Agricultural	306	—	2	—	—	308
Farmland	(134)	1,225	243	—	—	1,334
Consumer real estate loans
Home equity lines	85,232	1,281	820	25	—	87,358
Single family owner occupied	24,218	4,392	7,485	364	—	36,459
Owner occupied construction	709	284	989	—	—	1,982
Consumer and other loans
Consumer loans	3,454	629	236	74	—	4,393
Other	—	—	—	—	—	—

Total covered loans	$159,580	$22,976	$36,896	$2,525	$—	$221,977

	December 31, 2011
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$54,162	$5,644	$1,962	$—	$—	$61,768
Commercial and industrial	86,288	568	2,679	2,404	—	91,939
Multi-family residential	74,486	965	1,599	—	—	77,050
Single family non-owner occupied	93,444	1,346	11,953	—	—	106,743
Non-farm, non-residential	303,071	9,635	22,855	444	—	336,005
Agricultural	1,327	7	40	—	—	1,374
Farmland	35,568	1,055	538	—	—	37,161
Consumer real estate loans
Home equity lines	105,535	2,237	3,615	—	—	111,387
Single family owner occupied	435,001	8,936	29,130	—	—	473,067
Owner occupied construction	19,190	128	259	—	—	19,577
Consumer and other loans
Consumer loans	66,357	198	574	—	—	67,129
Other	12,857	1	9	—	—	12,867

Total loans	$1,287,286	$30,720	$75,213	$2,848	$—	$1,396,067

Nonaccrual loans, presented by loan class, consisted of the following at September 30, 2012, and December 31, 2011. Loans acquired through business combinations, for which a discount exists, are generally not considered to be nonaccrual as a result of the accretion of the discount which is based on the expected cash flows of the loans.

(Amounts in thousands)	September 30, 2012	December 31, 2011
Commercial loans
Construction, development, and other land	$480	$793
Commercial and industrial	3,469	3,905
Multi-family residential	469	341
Single family non-owner occupied	655	1,639
Non-farm, non-residential	9,397	8,063
Agricultural	4	—
Farmland	744	271
Consumer real estate loans
Home equity lines	817	516
Single family owner occupied	10,371	8,255
Owner occupied construction	—	1
Consumer and other loans
Consumer loans	86	52
Other	14	—

Total	26,506	23,836
Acquired impaired loans	8	651

Total nonaccrual loans	$26,514	$24,487

The following tables present the aging of past due loans, by loan class, at September 30, 2012, and December 31, 2011. Nonaccrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category. There were no accruing loans contractually past due 90 days or more at September 30, 2012, or December 31, 2011. Acquired loans that are past due continue to accrue interest through the accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual.

	September 30, 2012
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$134	$6	$480	$620	$61,410	$62,030
Commercial and industrial	464	346	3,477	4,287	93,135	97,422
Multi-family residential	152	—	386	538	75,218	75,756
Single family non-owner occupied	882	310	4,106	5,298	130,048	135,346
Non-farm, non-residential	3,016	1,278	9,074	13,368	435,991	449,359
Agricultural	—	19	3	22	1,452	1,474
Farmland	173	—	—	173	36,562	36,735
Consumer real estate loans
Home equity lines	613	239	587	1,439	110,438	111,877
Single family owner occupied	4,502	1,334	5,366	11,202	463,783	474,985
Owner occupied construction	—	—	139	139	14,937	15,076
Consumer and other loans
Consumer loans	694	55	99	848	75,156	76,004
Other	—	—	—	—	5,569	5,569

Total non-covered loans	$10,630	$3,587	$23,717	$37,934	$1,503,699	$1,541,633

	September 30, 2012
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Covered loans
Commercial loans
Construction, development, and other land	$905	$386	$602	$1,893	$26,992	$28,885
Commercial and industrial	80	30	—	110	6,866	6,976
Multi-family residential	—	—	—	—	3,559	3,559
Single family non-owner occupied	—	—	—	—	—	—
Non-farm, non-residential	137	731	357	1,225	49,498	50,723
Agricultural	10	—	—	10	298	308
Farmland	—	—	—	—	1,334	1,334
Consumer real estate loans
Home equity lines	241	49	417	707	86,651	87,358
Single family owner occupied	580	78	299	957	35,502	36,459
Owner occupied construction	—	—	61	61	1,921	1,982
Consumer and other loans
Consumer loans	—	—	—	—	4,393	4,393
Other	—	—	—	—	—	—

Total covered loans	$1,953	$1,274	$1,736	$4,963	$217,014	$221,977

	December 31, 2011
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Construction, development, and other land	$253	$—	$987	$1,240	$60,528	$61,768
Commercial and industrial	150	30	3,568	3,748	88,191	91,939
Multi-family residential	667	—	342	1,009	76,041	77,050
Single family non-owner occupied	1,222	414	1,020	2,656	104,087	106,743
Non-farm, non-residential	837	860	2,180	3,877	332,128	336,005
Agricultural	—	7	—	7	1,367	1,374
Farmland	152	—	258	410	36,751	37,161
Consumer real estate loans
Home equity lines	642	222	235	1,099	110,288	111,387
Single family owner occupied	5,230	1,993	5,333	12,556	460,511	473,067
Owner occupied construction	—	29	—	29	19,548	19,577
Consumer and other loans
Consumer loans	198	71	12	281	66,848	67,129
Other	—	—	—	—	12,867	12,867

Total loans	$9,351	$3,626	$13,935	$26,912	$1,369,155	$1,396,067

The Company’s troubled debt restructurings (“TDRs”) totaled $6.86 million at September 30, 2012, and $9.45 million at December 31, 2011, which are reported net of those on nonaccrual status of $2.18 million and $3.27 million, respectively. Accruing nonperforming TDRs amounted to $121 thousand, or 1.76% of total accruing TDRs at September 30, 2012, and $600 thousand, or 6.35% of total TDRs at December 31, 2011. The allowance for loan losses included reserves related to TDRs of $675 thousand and $1.14 million at September 30, 2012, and December 31, 2011, respectively. Interest income recognized on TDRs for the three and nine months ended September 30, 2012, totaled $62 thousand and $237 thousand, respectively. Interest income recognized on TDRs for the three and nine months ended September 30, 2011, totaled $79 thousand and $428 thousand, respectively. There were no covered loans recorded as TDRs at September 30, 2012.

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

The following tables present information for loans modified as TDRs, excluding those on nonaccrual status, that were restructured during the three and nine months ended September 30, 2012 and 2011 by type of concession made and loan class. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended September 30,
	2012			2011
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate Single family owner occupied	—	$—	$—	1	$72	$72

Total	—	$—	$—	1	$72	$72

	Nine Months Ended September 30,
	2012			2011
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Non-farm, non-residential	—	$—	$—	2	$480	$480
Single family owner occupied	—	—	—	4	798	775

Total	—	—	—	6	1,278	1,255
Extended payment term
Single family owner occupied	1	351	318	—	—	—

Total	1	351	318	—	—	—

Total	1	$351	$318	6	$1,278	$1,255

There were no payment defaults on loans modified as TDRs during the three and nine months ended September 30, 2012 or 2011 that were restructured within the previous 12 months.

Note 7. FDIC Loss Share Agreements Receivable

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank. Under the loss share agreements, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. The following table presents changes in the receivable from the FDIC for the nine months ended September 30, 2012:

(Amounts in thousands)
Beginning balance, January 1, 2012	$—
FDIC loss share receivable recorded in Waccamaw acquisition	49,755
Increase in expected losses on loans	—
Additional losses on OREO	(475)
Reimbursable expenses	—
Amortization of discounts and premiums, net	197
Reimbursements from the FDIC	—

Ending balance, September 30, 2012	$49,477

Note 8. Deposits

The following table summarizes interest-bearing deposits by type at September 30, 2012, and December 31, 2011:

(Amounts in thousands)	September 30, 2012	December 31, 2011
Interest-bearing demand deposits	$360,053	$275,156
Money market deposits	238,006	167,379
Savings deposits	258,743	227,328
Individual retirement accounts	128,255	104,601
Certificates of deposit	743,803	528,735

Total	$1,728,860	$1,303,199

Note 9. Borrowings

The following table summarizes borrowings at September 30, 2012, and December 31, 2011:

(Amounts in thousands)	September 30, 2012	December 31, 2011
Securities sold under agreements to repurchase	$146,904	$129,208
FHLB advances	161,558	150,000
Subordinated debt	15,464	15,464
Other debt	413	469

Total	$324,339	$295,141

Securities sold under agreements to repurchase consisted of retail overnight and term repurchase agreements of $88.71 million at September 30, 2012, and $79.21 million at December 31, 2011, and wholesale repurchase agreements of $58.20 million at September 30, 2012, and $50.00 million at December 31, 2011. The weighted average contractual rate of wholesale repurchase agreements was 3.37% at September 30, 2012, and 3.65% at December 31, 2011. Securities sold under agreements to repurchase are collateralized with agency MBS.

FHLB borrowings included convertible and callable advances totaling $155.28 million at September 30, 2012, and $150.00 million at December 31, 2011, and fixed rate credit of $6.27 million at September 30, 2012. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. The weighted average rate of FHLB advances was 3.86% at September 30, 2012, and 4.12% at December 31, 2011. Advances from the FHLB were secured by qualifying loans of $1.04 billion at September 30, 2012, and $693.33 million at December 31, 2011. At September 30, 2012, unused borrowing capacity with the FHLB totaled $283.90 million.

At September 30, 2012, the FHLB borrowings had approximate contractual maturities between eleven months and nine years. The scheduled maturities of the advances are as follows:

(Amounts in thousands)	Amount
2012	$—
2013	11,558
2014	—
2015	—
2016	—
2017 and thereafter	150,000

Total	$161,558

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

Note 10. Defined Benefit Plans – Net Periodic Benefit Cost

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table sets forth the components of net periodic benefit cost recognized for the domestic, noncontributory, nonqualified defined SERP for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Service cost	$38	$41	$115	$121
Interest cost	51	57	152	168
Amortization of gains (losses)	12	—	34	—
Amortization of prior service cost	33	34	100	100

Net periodic cost	$134	$131	$401	$388

The Company maintains the Directors Supplemental Retirement Plan (“Directors Plan”) for nonmanagement directors. The following table sets forth the components of net periodic benefit cost recognized for the domestic, noncontributory, nonqualified Directors Plan for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2012	2011	2012	2011
Service cost	$7	$7	$20	$21
Interest cost	10	11	30	33
Amortization of prior service cost	22	22	67	66

Net periodic cost	$39	$40	$117	$120

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including availability on lines of credit, totaled $190.07 million at September 30, 2012, and $194.27 million at December 31, 2011. Additionally, the Company had gross notional amounts of outstanding commitments related to secondary market mortgage loans of $14.75 million at September 30, 2012, and $9.15 million at December 31, 2011.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding. Standby letters of credit and financial guarantees totaled $4.86 million at September 30, 2012, and $2.90 million at December 31, 2011. The Company maintained a reserve for unfunded lending commitments of $326 thousand at September 30, 2012, and $329 thousand at December 31, 2011.

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

Securities are classified as Level 3 when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions, when available, are used. There were no securities classified as Level 3 at September 30, 2012, or December 31, 2011.

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

Recurring and Nonrecurring Fair Value

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy for the periods indicated:

	September 30, 2012
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$155,928	$—	$155,928	$—
Single issue trust preferred securities	42,597	—	42,597	—
Corporate FDIC insured securities	13,479	—	13,479	—
Agency MBS	288,283	—	288,283	—
Non-Agency Alt-A residential MBS	11,212	—	11,212	—
Equity securities	5,662	5,642	20	—

Total available-for-sale securities	$517,161	$5,642	$511,519	$—

Deferred compensation assets	$3,536	$3,536	$—	$—

Derivatives
Interest rate lock commitments	$301	$—	$301	$—

Deferred compensation liabilities	$3,536	$3,536	$—	$—

Derivative liabilities
Interest rate lock commitments	$2	$—	$2	$—

	December 31, 2011
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$137,815	$—	$137,815	$—
Single issue trust preferred securities	40,244	—	40,244	—
Corporate FDIC insured securities	13,718	—	13,718	—
Agency MBS	280,102	—	280,102	—
Non-Agency Alt-A residential MBS	10,030	—	10,030	—
Equity securities	521	501	20	—

Total available-for-sale securities	$482,430	$501	$481,929	$—

Deferred compensation assets	$3,210	$3,210	$—	$—

Derivative assets
Interest rate lock commitments	$135	$—	$135	$—

Deferred compensation liabilities	$3,210	$3,210	$—	$—

Derivative liabilities
Interest rate lock commitments	$6	$—	$6	$—

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

	September 30, 2012
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$6,900	—	—	$6,900
OREO not covered by loss share agreements	5,728	—	—	5,728

	December 31, 2011
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$12,022	$—	$—	$12,022
OREO	5,914	—	—	5,914
Goodwill — insurance agencies	9,405	—	—	9,405

There were no transfers between valuation levels for any asset during the three and nine months ended September 30, 2012 or 2011. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Amounts in thousands)	Fair Value at September 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$6,900	Discounted appraisals (1)	Appraisal adjustments (2)	5% to 100% (38%)
OREO	5,728	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 73% (32%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables summarize the carrying amount and fair value of the Company’s financial instruments for the dates indicated:

	September 30, 2012
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$165,229	$165,229	$165,229	$—	$—
Available-for-sale securities	517,161	517,161	5,642	511,519	—
Held-to-maturity securities	816	825	—	825	—
Loans held for sale	4,446	4,540	—	4,540	—
Loans held for investment less allowance
Covered under loss share agreements	221,977	221,977	—	—	221,977
Not covered under loss share agreements	1,541,633	1,551,116	—	—	1,551,116
FDIC receivable under loss share agreements	49,477	49,477	—	—	49,477
Accrued interest receivable	6,038	6,038	—	6,038	—
Derivative financial assets	301	301	—	301	—
Deferred compensation assets	3,536	3,536	3,536	—	—

Liabilities
Demand deposits	$335,100	$335,100	$—	$335,100	$—
Interest-bearing demand deposits	360,053	360,053	—	360,053	—
Savings deposits	496,749	496,749	—	496,749	—
Time deposits	872,058	882,943	—	882,943	—
Securities sold under agreements to repurchase	146,904	155,062	—	155,062	—
Accrued interest payable	2,548	2,548	—	2,548	—
FHLB and other indebtedness	177,435	202,739	—	202,739	—
Derivative financial liabilities	2	2	—	2	—
Deferred compensation liabilities	3,536	3,536	3,536	—	—

	December 31, 2011
	Carrying
(Amounts in thousands)	Amount	Fair Value
Assets
Cash and cash equivalents	$47,294	$47,294
Investment securities	485,920	485,962
Loans held for sale	5,820	5,877
Loans held for investment less allowance	1,369,862	1,386,419
Accrued interest receivable	6,193	6,193
Derivative financial assets	135	135
Deferred compensation assets	3,210	3,210

Liabilities
Demand deposits	$240,268	$240,268
Interest-bearing demand deposits	275,156	275,156
Savings deposits	394,707	394,707
Time deposits	633,336	641,604
Securities sold under agreements to repurchase	129,208	136,359
Accrued interest payable	2,554	2,554
FHLB and other indebtedness	165,933	183,722
Derivative financial liabilities	6	6
Deferred compensation liabilities	3,210	3,210

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

The following table presents the aggregate contractual or notional amounts of derivative financial instruments as of the dates indicated:

(Amounts in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Derivatives not designated as hedges
IRLCs	$14,747	$9,155	$10,421

The following table presents the fair value of derivative financial instruments as of the dates indicated:

	September 30, 2012		December 31, 2011		September 30, 2011
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(Amounts in thousands)	Location	Value	Location	Value	Location	Value
Asset derivatives
Derivatives not designated as hedges
IRLCs	Other assets	$301	Other assets	$135	Other assets	$122

Total		$301		$135		$122

Liability derivatives
Derivatives not designated as hedges
IRLCs	Other liabilities	$2	Other liabilities	$6	Other liabilities	$9

Total		$2		$6		$9

For the quarters ended September 30, 2012 and 2011, the Company determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains recognized in income on derivatives for the dates indicated:

	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	Location	2012	2011	2012	2011
Derivatives not designated as hedges
IRLCs	Other income	$94	$81	$170	$144

Total		$94	$81	$170	$144

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

the impact of the U.S. Treasury and federal banking regulators’ continued implementation of a number of programs to address capital and liquidity in the banking system; further, future and proposed rules, including those that are part of the Basel III process, which are expected to require banking institutions to increase levels of capital; technological changes;

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

We caution that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we filed with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to our Company are expressly qualified by these cautionary statements. These factors and other risks and uncertainties are discussed in Part II, Item 1A, “Risk Factors,” herein, Part I, Item 1A, “Risk Factors,” of our 2011 Form 10-K, and Part II, Item 1A, “Risk Factors,” of our Current Report on Form 10-Q for the period ended June 30, 2012 (“Second Quarter 2012 Form 10-Q”).

Company Overview

Our Company is a financial holding company headquartered in Bluefield, Virginia. We operate through our community bank subsidiary, First Community Bank (the “Bank”), which provides financial, trust, and investment advisory services to individuals and commercial customers through seventy-four locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. Our Company is also the parent company of Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, a full-service insurance agency offering commercial and personal lines of insurance through six locations in Virginia, West Virginia, and North Carolina. The Bank is the parent of First Community Wealth Management, a registered investment advisory firm that offers wealth management and investment advice with $884 million in aggregate assets under management as of September 30, 2012. These assets are not assets of our Company, but are managed under various fee-based arrangements as fiduciary or agent. We reported total assets of $2.77 billion as of September 30, 2012. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

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

Recent Business Combinations

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation (the “FDIC”) to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank (“Waccamaw”). Waccamaw, a full service community bank headquartered in Whiteville, North Carolina, operated sixteen branches throughout North and South Carolina. At acquisition, Waccamaw had total assets of approximately $500.43 million, loans of approximately $318.32 million, and deposits of approximately $414.13 million. As a result of the acquisition and the preliminary purchase price allocation, approximately $11.66 million was recorded as goodwill, which represents the excess fair market value of the net assets acquired and indentified intangibles over the purchase price. Under the Single-Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement with the FDIC, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. All assets acquired and liabilities assumed are recorded at estimated fair value on the date of acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available.

On May 31, 2012, the Company completed the acquisition of Peoples Bank of Virginia (“Peoples”), based in Richmond, Virginia. Peoples, a full service community bank, operated four branches throughout the Richmond area. At acquisition, Peoples had total assets of approximately $276.88 million, loans of approximately $184.84 million, and deposits of approximately $232.75 million. Under the terms of the merger agreement, shares of Peoples were exchanged for $6.08 in cash and 1.07 shares of the Company’s common stock, resulting in a purchase price of approximately $40.28 million. As a result of the acquisition and the preliminary purchase price allocation, approximately $9.10 million was recorded as goodwill, which represents the excess fair market value of the net assets acquired and indentified intangibles over the purchase price. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available.

Results Of Operations

Overview

The following list includes significant developments regarding our Company and operations during the third quarter and first nine months of 2012:

•	We completed the acquisition of Peoples on May 31, 2012, and the FDIC-assisted acquisition of Waccamaw on June 8, 2012.

•	Tax equivalent net interest margin increased 71 basis points during the quarter and 28 basis points during the first nine months of 2012 compared with the same periods of 2011.

•	Net interest income increased $8.73 million, or 49.20%, compared with the third quarter of 2011 and $10.16 million, or 18.89%, compared with the first nine months of 2011.

Net Income

Net income increased $4.74 million, or 89.15%, to $10.06 million for the third quarter of 2012 compared with $5.32 million for the third quarter of 2011. Net income available to common shareholders increased $4.81 million, or 95.53%, to $9.84 million for the third quarter of 2012 compared with $5.03 million for the third quarter of 2011. The increase was largely attributed to the substantial increase in earning assets as a result of the Peoples and Waccamaw acquisitions. Also impacting the third quarter of 2012 was a $2.39 million out-of-period adjustment of historical charge-offs, offset by increases in the net impairment loss recognized on earnings and merger related expenses. Diluted earnings per common share totaled $0.47 for the third quarter of 2012 compared to 0.28 for the third quarter of 2011.

Net income increased $3.34 million, or 19.89%, to $20.14 million for first nine months of 2012 compared with $16.80 million for the first nine months of 2011. Net income available to common shareholders increased $2.97 million, or 18.14%, to $19.35 million for the first nine months of 2012 compared with $16.38 million for the first nine months of 2011. The increase was largely attributed to the substantial increase in earning assets as a result of the Peoples and Waccamaw acquisitions, a $2.39 million out-of-period adjustment of historical charge-offs, decreases in the interest paid on deposit accounts, and a reduction to the provision for loan losses, offset by merger related expenses. Diluted earnings per common share totaled $1.00 for the first nine months of 2012 compared to $0.91 for the first nine months of 2011.

During the third quarter of 2012, the Company discovered certain overstatements of loan charge-offs reported in prior periods beginning in 2007 which resulted from not recognizing the impact of interest payments that had been applied to principal for loans that were on non-accrual status. The overstatements of charge-offs resulted in an overstatement of provision for loan losses and corresponding understatement of pre-tax income that totaled $321 thousand, $639 thousand, and $938 thousand for the years ended December 31, 2009, 2010, and 2011, respectively. The total periodic charge-off overstatements from 2007 to year-end 2011 approximated $2.39 million. Management analyzed the error to determine if any of the prior years were materially misstated and determined that they were not. Management also determined that correcting the error in the current year would not materially misstate this year’s results. The Company recorded the correction to the prior period understatements in the quarter ended September 30, 2012, through an increase to other income in the amount of $2.39 million.

Net Interest Income – Quarterly Comparison (See Table I)

Net interest income, the largest contributor to earnings, increased $8.73 million, or 49.20%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. For purposes of this discussion, net interest income is presented on a tax equivalent basis to provide a comparison among all types of interest earning assets. The tax equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. The Company uses this measure to monitor net interest income performance and to manage its balance sheet composition. Tax equivalent net interest income increased $8.73 million, or 47.41%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. The increase in tax equivalent net interest income was primarily due to the increase in average earning assets from the Peoples and Waccamaw acquisitions and reductions in the rates paid on interest-bearing deposits resulting from the sustained low rate environment.

Average earning assets increased $471.72 million and average interest-bearing liabilities increased $405.26 million for the quarter ended September 30, 2012, compared with the same quarter of 2011. The yield on average earning assets increased 46 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. The average rate paid on interest-bearing liabilities decreased 29 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 75 basis points higher for the third quarter of 2012 compared with the third quarter of 2011. Our net interest margin increased 71 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011.

The tax equivalent yield on loans increased 50 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. Tax equivalent loan interest income increased $8.18 million, or 40.64%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. The increase in interest income on loans was primarily due to the Peoples and Waccamaw acquisitions.

The tax equivalent yield on available-for-sale securities decreased 42 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. The decrease was largely due to the sale of higher yielding securities and reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks increased 8 basis points for the third quarter of 2012 compared with the third quarter of 2011. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $55.58 million, or 19.87%, and the average rate paid on those deposits decreased 5 basis points for the third quarter of 2012 compared with the third quarter of 2011. The average balance of savings deposits increased $97.07 million, or 24.05%, and the average rate paid on those deposits decreased 3 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. The average balance of time deposits increased $223.40 million, or 33.12%, and the average rate paid on those deposits decreased 56 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. The average balance of noninterest-bearing demand deposits increased $78.94 million, or 35.15%, for the third quarter of 2012 compared with the third quarter of 2011.

There were no federal funds purchased on average for the third quarters of 2012 and 2011. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, increased $3.67 million, or 4.33%, and the average rate paid on those funds decreased 5 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. The increase in the average balance of retail repurchase agreements was primarily due to a full quarter’s effect on the balance sheet of the Peoples and Waccamaw acquisitions. The average balance of wholesale repurchase agreements increased $8.20 million, or 16.39%, and the average rate paid on those funds decreased 4 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. The average balance of FHLB advances and other borrowings increased $17.34 million, or 10.45%, and the average rate paid on those funds decreased 19 basis points for the quarter ended September 30, 2012, compared with the same quarter of 2011. The change in the average balances and costs of wholesale repurchase agreements and FHLB advances are due to the Peoples and Waccamaw acquisitions.

Net Interest Income – Year-to-Date Comparison (See Table II)

Net interest income increased $10.16 million, or 18.89%, for the nine months ended September 30, 2012, compared with the same period of 2011. Tax equivalent net interest income increased $9.97 million, or 17.79%, for the nine months ended September 30, 2012, compared with the same period of 2011. The increase in tax equivalent net interest income was primarily due to the increase in average earning assets from the Peoples and Waccamaw acquisitions and reductions in the rates paid on interest-bearing deposits resulting from the sustained low rate environment.

Average earning assets increased $188.73 million and average interest-bearing liabilities increased $111.02 million for the nine months ended September 30, 2012, compared with the same period of 2011. The yield on average earning assets remained constant at 5.04% for the nine months ended September 30, 2012, compared with the same period of 2011. The average rate paid on interest-bearing liabilities decreased 29 basis points for the nine months ended September 30, 2012, compared with the same period of 2011. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 29 basis points higher for the first nine months of 2012 compared with the first nine months of 2011. Our net interest margin increased 28 basis points for the nine months ended September 30, 2012, compared with the same period of 2011.

The tax equivalent yield on loans decreased 4 basis points for the nine months ended September 30, 2012, compared with the same period of 2011. Tax equivalent loan interest income increased $7.86 million, or 12.93%, for the nine months ended September 30, 2012, compared with the same period of 2011. The increase in interest income on loans was primarily due to the Peoples and Waccamaw acquisitions.

The tax equivalent yield on available-for-sale securities decreased 71 basis points for the nine months ended September 30, 2012, compared with the same period of 2011. The decrease was largely due to the sale of higher yielding securities in the prior year and reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks increased 13 basis points for the first nine months of 2012 compared with the first nine months of 2011. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $27.95 million, or 10.08%, and the average rate paid on those deposits decreased 14 basis points for the first nine months of 2012 compared with the first nine months of 2011. The average balance of savings deposits increased $24.25 million, or 5.84%, and the average rate paid on those deposits decreased 13 basis points for the nine months ended September 30, 2012, compared with the same period of 2011. The average balance of time deposits increased $56.02 million, or 8.06%, and the average rate paid on those deposits decreased 51 basis points for the nine months ended September 30, 2012, compared with the same period of 2011. The average balance of noninterest-bearing demand deposits increased $61.33 million, or 28.05%, for the first nine months of 2012 compared with the first nine months of 2011. These increased balances during the nine months ended September 30, 2012, were due to the Peoples and Waccamaw acquisitions.

The average balance of federal funds purchased increased $654 thousand for the first nine months of 2012 compared to no federal funds purchased on average for the first nine months of 2011. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, decreased $6.59 million, or 7.75%, and the average rate paid on those funds decreased 11 basis points for the nine months ended September 30, 2012, compared with the same period of 2011. The decrease in the average balance of retail repurchase agreements was primarily due to lower balances in commercial treasury accounts in the slow economy, which were slightly offset by the Peoples and Waccamaw acquisitions. The average balance of wholesale repurchase agreements increased $4.15 million, or 8.29%, and the average rate paid on those funds decreased 11 basis points for the nine months ended September 30, 2012, compared with the same period of 2011. The average balance of FHLB advances and other borrowings increased $4.59 million, or 2.70%, and the average rate paid on those funds decreased 6 basis points for the nine months ended September 30, 2012, compared with the same period of 2011.

Table I

	Average Balance Sheets and Net Interest Income Analysis
	Three Months Ended September 30,
	2012			2011
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
Assets
Earning assets
Loans (2)	$1,790,489	$28,305	6.29%	$1,379,144	$20,124	5.79%
Securities available-for-sale	525,151	3,819	2.89%	413,538	3,447	3.31%
Securities held-to-maturity	2,975	26	3.48%	3,753	78	8.25%
Interest-bearing deposits	89,827	65	0.29%	140,285	75	0.21%

Total earning assets	2,408,442	32,215	5.32%	1,936,720	23,724	4.86%
Other assets	359,348			254,425

Total assets	$2,767,790			$2,191,145

Liabilities
Interest-bearing deposits
Demand deposits	$335,299	$49	0.06%	$279,722	$80	0.11%
Savings deposits	500,761	171	0.14%	403,688	171	0.17%
Time deposits	897,927	2,384	1.06%	674,528	2,747	1.62%

Total interest-bearing deposits	1,733,987	2,604	0.60%	1,357,938	2,998	0.88%
Borrowings
Retail repurchase agreements	88,484	120	0.54%	84,813	126	0.59%
Wholesale repurchase agreements	58,195	544	3.72%	50,000	474	3.76%
FHLB advances and other borrowings	183,279	1,808	3.92%	165,938	1,718	4.11%

Total borrowings	329,958	2,472	2.98%	300,751	2,318	3.06%

Total interest-bearing liabilities	2,063,945	5,076	0.98%	1,658,689	5,316	1.27%

Noninterest-bearing demand deposits	330,480			224,543
Other liabilities	25,728			1,389

Total liabilities	2,420,153			1,884,621
Stockholders’ equity	347,637			306,524

Total liabilities and stockholders’ equity	$2,767,790			$2,191,145

Net interest income, tax equivalent		$27,139			$18,408

Net interest rate spread (3)			4.34%			3.59%

Net interest margin (4)			4.48%			3.77%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

Table II

	Average Balance Sheets and Net Interest Income Analysis
	Nine Months Ended September 30,
	2012			2011
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate (1)
Assets
Earning assets
Loans (2)	$1,566,550	$68,610	5.85%	$1,378,540	$60,755	5.89%
Securities available-for-sale	496,854	11,547	3.10%	420,544	11,991	3.81%
Securities held-to-maturity	3,228	155	6.41%	4,203	263	8.37%
Interest-bearing deposits	66,579	177	0.36%	141,198	244	0.23%

Total earning assets	2,133,211	80,489	5.04%	1,944,485	73,253	5.04%
Other assets	302,136			260,413

Total assets	$2,435,347			$2,204,898

Liabilities
Interest-bearing deposits
Demand deposits	$305,055	$123	0.05%	$277,109	$404	0.19%
Savings deposits	439,451	400	0.12%	415,197	769	0.25%
Time deposits	751,167	6,846	1.22%	695,150	8,978	1.73%

Total interest-bearing deposits	1,495,673	7,369	0.66%	1,387,456	10,151	0.98%
Borrowings
Federal funds purchased	654	2	0.41%	—	—	0.00%
Retail repurchase agreements	78,472	343	0.58%	85,064	440	0.69%
Wholesale repurchase agreements	54,145	1,482	3.66%	50,000	1,409	3.77%
FHLB advances and other borrowings	174,627	5,284	4.04%	170,034	5,212	4.10%

Total borrowings	307,898	7,111	3.08%	305,098	7,061	3.09%

Total interest-bearing liabilities	1,803,571	14,480	1.07%	1,692,554	17,212	1.36%

Noninterest-bearing demand deposits	279,987			218,659
Other liabilities	24,241			2,454

Total liabilities	2,107,799			1,913,667
Stockholders’ equity	327,548			291,231

Total liabilities and stockholders’ equity	$2,435,347			$2,204,898

Net interest income, tax equivalent		$66,009			$56,041

Net interest rate spread (3)			3.97%			3.68%

Net interest margin (4)			4.13%			3.85%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

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

	Three Months Ended				Nine Months Ended
	September 30, 2012 Compared to 2011				September 30, 2012 Compared to 2011
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on:
Loans (FTE)	$5,986	$1,733	$462	$8,181	$8,286	$(435)	$4	$7,855
Securities available-for-sale (FTE)	928	(430)	$(126)	372	2,176	(2,229)	(391)	(444)
Securities held-to-maturity (FTE)	(16)	(45)	$9	(52)	(61)	(61)	14	(108)
Interest-bearing deposits with other banks	(27)	27	$(10)	(10)	(129)	131	(69)	(67)

Total interest earning assets	6,871	1,285	335	8,491	10,272	(2,594)	(442)	7,236

Interest paid on:
Demand deposits	16	(39)	(8)	(31)	41	(292)	(30)	(281)
Savings deposits	41	(33)	(8)	—	45	(392)	(22)	(369)
Time deposits	907	(949)	(321)	(363)	723	(2,651)	(204)	(2,132)
Federal funds purchased	—	—	—	—	—	—	2	2
Retail repurchase agreements	5	(11)	—	(6)	(34)	(68)	5	(97)
Wholesale repurchase agreements	77	(5)	(2)	70	117	(42)	(2)	73
FHLB advances and other borrowings	179	(76)	(13)	90	141	(72)	3	72

Total interest-bearing liabilities	1,225	(1,113)	(352)	(240)	1,033	(3,517)	(248)	(2,732)

Change in net interest income, tax equivalent	$5,646	$2,398	$687	$8,731	$9,239	923	(194)	9,968

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was reduced $4 thousand for the third quarter of 2012 compared with the third quarter of 2011, which was primarily due to a continued general downward trend in net charge-offs. There was no provision for loan losses recorded during the period related to the acquired loan portfolios. We incurred net charge-offs of $2.25 million for the quarter ended September 30, 2012, compared with $2.00 million for the same quarter of 2011. Annualized net charge-offs as a percentage of average non-covered loans was 0.57% for the quarter ended September 30, 2012, compared with 0.57% for the same quarter of 2011.

The provision for loan losses was reduced $2.15 million for first nine months of 2012 compared with the first nine months of 2011, which was primarily due to a continued general downward trend in net charge-offs. We incurred net charge-offs of $4.83 million for the nine months ended September 30, 2012, compared with $6.69 million for the same period of 2011. Annualized net charge-offs as a percentage of average non-covered loans was 0.46% for the nine months ended September 30, 2012, compared with 0.65% for the same period of 2011.

Noninterest Income

Noninterest income, consisting of all revenues not included in interest and fee income related to earning assets, increased $3.10 million, or 38.40%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. Exclusive of the impact of other-than-temporary impairment (“OTTI”) charges, the gain on the sale of securities, and the $2.39 million out-of-period adjustment, noninterest income increased $1.38 million, or 17.09%, to $9.48 million for the quarter ended September 30, 2012, compared with $8.10 million for the same quarter of 2011.

Wealth management revenues, including fees and commissions for trust services and investment advisory services, increased $137 thousand, or 15.78%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. Service charges on deposit accounts increased $491 thousand, or 14.42%, for the quarter ended September 30, 2012, compared with the same quarter of 2011, due to the Waccamaw acquisition. Other service charges, commissions, and fees increased $205 thousand, or 14.38%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. Insurance commissions increased $93 thousand, or 6.11%, for the quarter ended September 30, 2012, compared with the same quarter of 2011.

Other operating income increased $2.85 million, for the quarter ended September 30, 2012, compared with the same quarter of 2011. The increase was primarily due to the $2.39 million out-of-period adjustment. We incurred OTTI charges of $942 thousand for the quarter ended September 30, 2012, compared to $210 thousand for the quarter ended September 30, 2011, which were related to a non-Agency mortgage-backed security (“MBS”). We incurred a net gain on sale of securities of $228 thousand for the quarter ended September 30, 2012, which was a $50 thousand increase from the net gain on sale of securities of $178 thousand for the same quarter of 2011. See Note 4, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Noninterest income decreased $1.43 million, or 4.95%, for the nine months ended September 30, 2012, compared with the same period of 2011. Exclusive of the impact of OTTI charges, the gain on the sale of securities, and out-of-period adjustment, noninterest income increased $1.35 million, or 5.51%, to $25.77 million for the nine months ended September 30, 2012, compared with $24.43 million for the same period of 2011.

Wealth management revenues increased $147 thousand, or 5.46%, for the nine months ended September 30, 2012, compared with the same period of 2011. Service charges on deposit accounts increased $449 thousand, or 4.59%, for the nine months ended September 30, 2012, compared with the same period of 2011, due to the Waccamaw acquisition. Other service charges, commissions, and fees increased $487 thousand, or 11.34%, for the nine months ended September 30, 2012, compared with the same period of 2011. Insurance commissions decreased $499 thousand, or 9.93%, for the nine months ended September 30, 2012, compared with the same period of 2011. Profit-sharing commissions from our carriers were lower in the first quarter of 2012 compared with the first quarter of 2011 as a result of higher loss experience on our customers’ policies. Further, the commissions earned for the first nine months of 2011 include the agency offices sold as part of strategic realignment during the third quarter of 2011.

Other operating income increased $3.16 million for the nine months ended September 30, 2012, compared with the same period of 2011. The increase was primarily due to the $2.39 million out-of-period adjustment. We incurred OTTI charges of $942 thousand for the nine months ended September 30, 2012, compared to $737 thousand for the same period of 2011, which were related to a non-Agency MBS. The net gain on sale of securities decreased $4.97 million, or 94.85%, for the nine months ended September 30, 2012, compared with the same period of 2011. See Note 4, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Noninterest Expense

Noninterest expense increased $4.27 million, or 26.56%, for the third quarter of 2012 compared with the third quarter of 2011. Salaries and employee benefits increased $2.45 million, or 29.15%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. The Peoples and Waccamaw acquisitions completed during the second quarter of 2012 accounted for an increase in salaries and employee benefits of $923 thousand during the third quarter of 2012. At September 30, 2012, we had 758 full-time equivalent employees compared to 628 at September 30, 2011. The Peoples and Waccamaw acquisitions resulted in the addition of 121 full-time equivalent employees for the period ended September 30, 2012. Occupancy, furniture, and equipment expense increased $371 thousand, or 15.87%, to $2.71 million for the quarter ended September 30, 2012, compared with $2.34 million for the same quarter of 2011 as a result of the Peoples and Waccamaw acquisitions.

FDIC premiums and assessments increased $263 thousand, or 75.57%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. We incurred $645 thousand in merger related costs for the quarter ended September 30, 2012, in connection with the Peoples and Waccamaw acquisitions. Other operating expense increased $594 thousand, or 12.60%, for the quarter ended September 30, 2012, compared with the same quarter of 2011. The increase in other operating expense was primarily attributable to our enlarged branch network and associated costs with the Waccamaw acquisition in the areas of legal expense, consulting fees, and travel related expenses. These increases were offset by a $137 thousand decrease in expenses and losses associated with other real estate owned (“OREO”) to $490 thousand for the third quarter of 2012, compared with $627 thousand for the third quarter of 2011.

Noninterest expense increased $4.79 million, or 9.23%, for the first nine months of 2012 compared with the first nine months of 2011. Salaries and employee benefits increased $1.75 million, or 6.68%, for the nine months ended September 30, 2012, compared with the same period of 2011. The Peoples and Waccamaw acquisitions accounted for an increase in salaries and employee benefits of $1.41 million during the first nine months of 2012. Occupancy, furniture, and equipment expense increased $298 thousand, or 4.04%, to $7.68 million for the nine months ended September 30, 2012, compared with $7.38 million for the same period of 2011.

FDIC premiums and assessments decreased $417 thousand, or 25.43%, for the nine months ended September 30, 2012, compared with the same period of 2011, which was primarily due to the FDIC’s change in assessment methodology for deposit insurance during 2011. We incurred $4.23 million in merger related costs for the nine months ended September 30, 2012, in connection with the Peoples and Waccamaw acquisitions. Other operating expense decreased $442 thousand, or 2.87%, for the nine months ended September 30, 2012, compared with the same period of 2011. The decrease in other operating expense was primarily due to a $1.05 million decrease in expenses and losses associated with OREO to $1.58 million for the first nine months of 2012, compared with $2.63 million for the first nine months of 2011. Also contributing to the change in other operating expense between the first nine months of 2012 compared with 2011 were increases in legal expenses of $572 thousand and travel related expenses of $459 thousand.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences include income on municipal securities, which are exempt from federal income tax; certain dividend payments, which are deductible; and increases in the cash surrender value of life insurance policies. Consolidated income taxes were $5.32 million for the third quarter of 2012 compared to $2.50 million for the third quarter of 2011. The effective tax expense rates for the quarters ended September 30, 2012 and 2011 were 34.60% and 31.99%, respectively.

Consolidated income taxes were $10.17 million for the first nine months of 2012 compared to $7.42 million for the first nine months of 2011. The effective tax expense rates for the nine months ended September 30, 2012 and 2011 were 33.56% and 30.65%, respectively. The increases in the effective tax rates are largely due to an increase in taxable revenues as a percent of net earnings and decrease in the relative amounts of nontaxable revenues.

Financial Condition

Total assets were $2.77 billion as of September 30, 2012, an increase of $604.86 million, or 27.94%, compared with $2.16 billion at December 31, 2011. Total liabilities were $2.42 billion as of September 30, 2012, an increase of $558.78 million, or 30.06%, compared with $1.86 billion at December 31, 2011. Asset and liability increases were primarily due to the Peoples and Waccamaw acquisitions completed during the second quarter of 2012. As of September 30, 2012, our book value per as-converted common share was $16.50, an increase of $0.54, compared with December 31, 2011.

Investment Securities

Available-for-Sale Securities

Available-for-sale securities as of September 30, 2012, increased $34.73 million, or 7.20%, compared with December 31, 2011. The market value of securities available-for-sale as a percentage of amortized cost improved to 101.01% at September 30, 2012, compared with 98.13% at December 31, 2011, as a result of improved pricing on certain issues.

During the third quarter of 2012, we recognized OTTI charges in earnings of $942 thousand compared to $210 thousand recognized during the third quarter of 2011, which were related to a non-Agency MBS. During the first nine months of 2012, we recognized OTTI charges in earnings of $942 thousand compared to $737 thousand recognized during the first nine months of 2011, which were related to a non-Agency MBS. We incurred no OTTI charges on equity securities during the three and nine months ended September 30, 2012, and 2011. See Note 4, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Held-to-Maturity Securities

Held-to-maturity securities as of September 30, 2012, decreased $2.67 million, or 76.62%, compared with December 31, 2011. The market value of securities held-to-maturity as a percentage of amortized cost was 101.10% at September 30, 2012, compared with 101.20% at December 31, 2011.

Loan Portfolio

Loans Held for Sale

Loans held for sale as of September 30, 2012, decreased $1.37 million, or 23.61% compared with December 31, 2011. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans at September 30, 2012, was $14.75 million for 99 loans compared to $9.15 million for 53 loans at December 31, 2011.

Loans Held for Investment

Loans held for investment as of September 30, 2012, increased $367.54 million, or 26.33%, compared with December 31, 2011, and $388.95 million, or 28.29%, compared with September 30, 2011. The increase during the first nine months of 2012 was primarily due to the Peoples and Waccamaw acquisitions. The average loan to deposit ratio was 87.88% for the third quarter of 2012 compared to 89.45% the fourth quarter of 2011, and 87.15% for the third quarter of 2011. The held for investment portfolio continues to be diversified among loan types and industry segments. The following table details the loan portfolio for the dates indicated:

	September 30, 2012		December 31, 2011		September 30, 2011
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Covered loans	$221,977	12.59%	$—	0.00%	$—	0.00%
Non-covered loans
Commercial loans
Construction, development, and other land	62,030	3.52%	61,768	4.42%	58,584	4.26%
Commercial and industrial	97,422	5.52%	91,939	6.58%	92,894	6.76%
Multi-family residential	75,756	4.30%	77,050	5.52%	107,879	7.85%
Single family non-owner occupied	135,346	7.67%	106,743	7.65%	82,939	6.03%
Non-farm, non-residential	449,359	25.48%	336,005	24.07%	325,830	23.70%
Agricultural	1,474	0.08%	1,374	0.10%	1,570	0.12%
Farmland	36,735	2.08%	37,161	2.66%	36,605	2.66%

Total commercial loans	858,122	48.65%	712,040	51.00%	706,301	51.38%
Consumer real estate loans
Home equity lines	111,877	6.34%	111,387	7.98%	109,444	7.96%
Single family owner occupied	474,985	26.93%	473,067	33.89%	461,104	33.54%
Owner occupied construction	15,076	0.86%	19,577	1.40%	19,279	1.40%

Total consumer real estate loans	601,938	34.13%	604,031	43.27%	589,827	42.90%
Consumer and other loans
Consumer loans	76,004	4.31%	67,129	4.81%	67,020	4.88%
Other	5,569	0.32%	12,867	0.92%	11,508	0.84%

Total consumer and other loans	81,573	4.63%	79,996	5.73%	78,528	5.72%

Total non-covered loans	1,541,633	87.41%	1,396,067	100.00%	1,374,656	100.00%

Total loans held for investment	$1,763,610	100.00%	$1,396,067	100.00%	$1,374,656	100.00%

Loans held for sale	$4,446		$5,820		$3,575

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The determination of the allowance requires management to make various assumptions and judgments. As a result, actual loan losses may differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. The ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including, among other things, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications. Management considers the allowance to be adequate based upon analysis of the portfolio as of September 30, 2012; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

Qualitative risk factors for the loan portfolio remain relatively high which reflect the elevated risk of loan losses due to high unemployment, effects of the recent recession, and devaluations of various categories of collateral. Significant stress continues in commercial and residential real estate markets, resulting in significant declines in real estate valuations. Decreases in real estate values adversely affect the value of property used as collateral for loans, including loans we originated. In addition, adverse changes in the economy, particularly continued high rates of unemployment, may have a negative effect on the ability of our borrowers to make timely loan payments. A further increase in loan delinquencies could adversely impact loan loss experience, causing potential increases in the provision and allowance for loan losses.

Our allowance for loan losses for non-covered loans totaled $25.84 million at September 30, 2012, $26.21 million at December 31, 2011, and $26.41 million at September 30, 2011. The allowance for loan losses for non-covered loans as a percentage of non-covered loans held for investment was 1.67% at September 30, 2012, 1.88% at December 31, 2011, and 1.92% at September 30, 2011. The decrease between September 30, 2012, and December 31, 2011, was largely due to the addition of Peoples loans at fair value with no corresponding allowance for loan losses. The portfolio will continue to be monitored for deterioration in credit, which may result in the need to record an allowance for loan losses in a future period. As a result of stable credit metrics and the general downward trend in net charge-offs over recent quarters, management deemed the reduced allowance and provision for loan losses as adequate and directionally consistent. Further, a trend of generally improving charge-off ratios reduced the quantitative estimate of probable losses in the allowance for loan loss methodology. There was no allowance for covered loans as of September 30, 2012.

The following table details the allowance for loan loss activity for non-covered loans and related information for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2012	2011	2012	2011
Beginning balance	$26,171	$26,482	$26,205	$26,482
Provision for loan losses	1,916	1,920	4,458	6,611
Charge-offs	(2,613)	(3,062)	(5,787)	(8,545)
Recoveries	361	1,067	959	1,859

Net charge-offs	(2,252)	(1,995)	(4,828)	(6,686)

Ending balance	$25,835	$26,407	$25,835	$26,407

Non-covered loans
Annualized net charge-offs to average loans	0.57%	0.57%	0.46%	0.65%
Allowance for loan losses to total loans	1.68%	1.92%	1.68%	1.92%

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

(Amounts in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Non-covered loans
Nonaccrual loans	$26,514	$24,487	$22,877
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	121	600	964

Total nonperforming loans	26,635	25,087	23,841
OREO not covered under FDIC loss share agreements	5,957	5,914	5,942

Total nonperforming assets	$32,592	$31,001	$29,783

Covered loans
Nonaccrual loans	$2,849	$—	$—
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	2,849	—	—
OREO covered under FDIC loss share agreements	3,553	—	—

Total nonperforming assets	$6,402	$—	$—

Total loans
Nonaccrual loans	$29,363	$24,487	$22,877
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	121	600	964

Total nonperforming loans	29,484	25,087	23,841
OREO	9,510	5,914	5,942

Total nonperforming assets	$38,994	$31,001	$29,783

Performing TDRs (2)	$6,742	$8,854	$11,235
Total TDRs (3)	$6,863	$9,454	$12,198
Non-covered loans
Nonperforming loans to total loans	1.73%	1.80%	1.73%
Nonperforming assets to total assets	1.28%	1.43%	1.34%
Allowance for loan losses to nonperforming loans	97.00%	104.46%	110.76%
Total loans (includes covered assets)
Nonperforming loans to total loans	1.67%	1.80%	1.73%
Nonperforming assets to total assets	1.41%	1.43%	1.34%
Allowance for loan losses to nonperforming loans	87.62%	104.46%	110.76%

(1)	TDRs restructured within the past six months, excluding nonaccrual TDRs of $1.77 million, $3.04 million, and $98 thousand at September 30, 2012, December 31, 2012, and September 30, 2011, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $407 thousand, $227 thousand, and $33 thousand at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.
(3)	Perfoming and nonperforming TDRs, excluding nonaccrual TDRs of $2.18 million, $3.27 million, and $130 thousand at September 30, 2012, December 31, 2012, and September 30, 2011, respectively.

Non-covered nonperforming assets totaled $32.59 million at September 30, 2012, a $1.59 million increase over December 31, 2011, and a $2.81 million increase over September 30, 2011. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.28% at September 30, 2012, 1.43% at December 31, 2011, and 1.34% at September 30, 2011.

Non-covered nonaccrual loans totaled $26.51 million at September 30, 2012, $24.49 million at December 31, 2011, and $22.88 million at September 30, 2011. As of September 30, 2012, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (39.12%); non-farm, non-residential (35.44%);

and commercial and industrial (13.11%). Approximately $1.61 million, or 6.09%, of non-covered nonaccrual loans are attributed to loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, the Company generally makes concessions in interest rates, loan terms and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs totaled $6.86 million at September 30, 2012, $9.45 million at December 31, 2011, and $12.20 million at September 30, 2011. Accruing nonperforming TDRs amounted to $121 thousand, or 1.76%, of total accruing TDRs as of September 30, 2012, as compared to 6.35% of accruing TDRs at December 31, 2011, and 7.90% of accruing TDRs at September 30, 2011. The allowance for loan losses attributed to TDRs totaled $675 thousand at September 30, 2012, $1.14 million at December 31, 2011, and $959 thousand at September 30, 2011.

Ongoing activity within the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were no accruing loans contractually past due 90 days or more as of September 30, 2012. Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $5.96 million as of September 30, 2012, a slight increase of $43 thousand, or 0.73%, compared with December 31, 2011. The following table details activity within OREO for the periods indicated:

(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1, 2012	$5,914	$—	$5,914
Acquired	—	5,388	5,388
Additions	6,621	295	6,916
Disposals	(5,593)	(1,479)	(7,072)
Valuation adjustments	(985)	(651)	(1,636)

Ending balance, September 30, 2012	$5,957	$3,553	$9,510

(Amounts in thousands)	September 30, 2011
Beginning balance, January 1, 2011	$4,910
Additions	7,511
Disposals	(5,184)
Valuation adjustments	(1,295)

Ending balance, September 30, 2011	$5,942

Covered OREO is pursuant to the FDIC Loss Share Agreements discussed in Note 3, “Business Combinations,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein, and is presented net of the related fair value discount. As of September 30, 2012, non-covered OREO consisted of 45 properties with an average holding period of 8 months. During the third quarter of 2012 the net gain on OREO totaled $38 thousand and during the first nine months of 2012 the net loss on OREO totaled $805 thousand.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $38.85 million as of September 30, 2012, an increase of $2.19 million, or 5.97%, compared with December 31, 2011. The Peoples and Waccamaw acquisitions resulted in an addition of $664 thousand to non-covered delinquent loans at September 30, 2012. Non-covered delinquent loans as a percentage of total non-covered loans measured 2.52% at September 30, 2012, of which loans 30 to 89 days past due comprised 0.80% and nonaccrual loans comprised 1.72%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 1.71% at September 30, 2012, 1.80% at December 31, 2011, and 1.73% at September 30, 2011.

Deposits

Total deposits as of September 30, 2012, increased $520.49 million, or 33.72%, compared with December 31, 2011. Noninterest-bearing deposits and interest-bearing demand deposits as of September 30, 2012, increased $94.83 million and

$84.91 million, respectively, compared with December 31, 2011. Savings deposits, which include money market accounts and savings accounts, as of September 30, 2012, increased $102.03 million compared with December 31, 2011. Time deposits as of September 30, 2012, increased $238.72 million compared with December 31, 2011. Increases in deposit accounts were primarily due to the Peoples and Waccamaw acquisitions completed during the second quarter of 2012.

Borrowings

Our borrowings consist primarily of securities sold under agreements to repurchase and FHLB advances. Short-term borrowings consist of overnight federal funds purchased and repurchase agreements. There were no federal funds purchased at September 30, 2012, or December 31, 2011. Retail repurchase agreements increased $9.50 million, or 11.99%, as of September 30, 2012, compared with December 31, 2011. The balance of wholesale repurchase agreements increased $8.20 million, or 16.39%, and the weighted average rate decreased 28 basis points as of September 30, 2012, compared with December 31, 2012. The balance of FHLB advances, including convertible and callable borrowings and fixed rate credit, increased $11.97 million and the weighted average rate decreased 26 basis points as of September 30, 2012, compared with December 31, 2011. As of September 30, 2012, the FHLB advances had maturities between eleven months and nine years.

Stockholders’ Equity

Total stockholders’ equity was $351.81 million as of September 30, 2012, an increase of $46.08 million, or 15.07%, compared with $305.73 million at December 31, 2011. During the second quarter we issued 2,157,005 shares of Common Stock for approximately $26.47 million in connection with the Peoples acquisition. The change in stockholders’ equity during the first nine months of 2012 was also due to net income of $20.14 million, dividends declared on common and preferred stock of $6.74 million, and an increase in accumulated other comprehensive income of $5.98 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by state and federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. As of September 30, 2012, the Bank was deemed “well capitalized” under regulatory capital adequacy standards. Our Company’s and the Bank’s capital ratios are presented in the following table for the dates indicated. Our regulatory capital ratios declined as a result of the addition of assets acquired from Peoples and Waccamaw.

	September 30, 2012	December 31, 2011
Total risk-based capital ratio
First Community Bancshares, Inc.	16.18%	18.15%
First Community Bank	14.59%	16.12%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	14.93%	16.89%
First Community Bank	13.39%	14.86%
Tier 1 leverage ratio
First Community Bancshares, Inc.	9.74%	11.50%
First Community Bank	8.67%	10.08%

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

As of September 30, 2012, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $165.23 million, unpledged available-for-sale securities of $213.54 million, FHLB credit availability of $444.90 million, and federal funds lines availability of $114.51 million. Cash on hand and deposits with other financial institutions, as well as the FHLB, are immediately available for satisfaction of deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, we do not conduct significant operations and our primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. As of September 30, 2012, our liquid assets, including cash and investment securities, totaled $23.17 million. Our cash reserves and investments, as well as management fee arrangements, provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. Additionally, we maintain a $15.00 million unsecured, committed line of credit. There was no balance on the line as of September 30, 2012.

Off-Balance Sheet Risk

As of September 30, 2012, our off-balance sheet risk included $190.07 million in commitments to extend credit and $4.86 million in standby letters of credit and financial guarantees. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is represented by the contractual amount of those instruments.

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

To mitigate the effect of changes in the general level of interest rates, we manage repricing opportunities and thus, our interest rate sensitivity. We seek to control our interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure our exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments including rising, declining, most likely and flat rate scenarios. We use a simulation model that captures all earning assets, interest-bearing liabilities, and off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook for a range of assumed interest rate scenarios. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and our estimate of yields to be attained in those future rate environments and rates that will be paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and our strategies. However, the earnings simulation model is currently the best tool available to us and the industry for managing interest rate risk.

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within our defined policy limits.

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of September 30, 2012, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	September 30, 2012		December 31, 2011
(Amounts in thousands, except basis points)	Change in		Change in
Increase (Decrease) in	Net Interest	Percent	Net Interest	Percent
Interest Rates/Basis Points	Income	Change	Income	Change
300	$8,267	9.1	$8,881	13.0
200	4,962	5.5	6,124	9.0
100	1,732	1.9	3,355	4.9
(100)	(579)	(0.6)	(826)	(1.2)

During the next twelve months we have more assets than liabilities projected to reprice. As a result, projected net interest income will increase as benchmark rates increase. If benchmark interest rates decrease further than current levels, projected net interest income will remain roughly level.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to our 2011 Form 10-K and Second Quarter 2012 Form 10-Q, for disclosures with respect to our risk factors which could materially affect our business, financial condition, or future results. The risks described in the 2011 Form 10-K and Second Quarter 2012 Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or operating results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2011 Form 10-K and Part II, Item 1A, “Risk Factors,” of our Second Quarter 2012 Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of our Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our Company’s Common Stock during the third quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
July 1-31, 2012	—	$—	—	868,354
August 1-31, 2012	—	—	—	877,577
September 1-30, 2012	—	—	—	877,577

Total	—	$—	—

(1)	Our Company’s stock repurchase plan, as amended, authorizes the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. We held 222,423 shares in treasury as of September 30, 2012.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits and index required

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12) and Amendment #1. (13)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.8**	Employment Agreement between First Community Bank and Marshall E. McCall dated March 1, 2012. (31)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.19**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.20**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.21**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.22**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.23**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.24**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.25**	Employment Agreement between First Community Bank and Simpson O. Brown dated July 31, 2009. (28)

10.26**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the period ended September 30, 2012, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the period ended September 30, 2012, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited), and December 31, 2011; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2012 and 2011; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2012 and 2011; and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated and filed on August 28, 2012.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Form of indemnification agreement entered into by the Company and First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, amended on May 19, 2004.
(18)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 2 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed on March 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: November 14, 2012

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