Form 10-K
period 2012-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2013-03-15
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Approximately $196.39 million based on the closing sales price at June 30, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class – Common Stock, $1.00 Par Value; 20,047,484 shares outstanding as of February 27, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 30, 2013, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	Business.

Corporate Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company incorporated in 1997 under the laws of the State of Nevada and founded in 1989. The Company serves as the holding company for First Community Bank (the “Bank”), which is a Virginia-chartered banking institution founded in 1874. The Company also owns Greenpoint Insurance Group, Inc. (“Greenpoint”), a full-service insurance agency. The Bank is the parent of First Community Wealth Management, a registered investment advisory firm that offers wealth management and investment advice. The Company is the Common Stockholder of FCBI Capital Trust, which was created in October 2003 to issue trust preferred securities to raise capital for the Company.

The Company’s banking operations are expected to remain the principal business and major source of revenue for the Company. The Company also considers and evaluates options for growth and expansion of the existing subsidiary banking operations. During 2012, the Company completed the acquisitions of Peoples Bank of Virginia (“Peoples”) and Waccamaw Bank (“Waccamaw”). Additional information regarding recent acquisitions can be found in “Note 2 – Business Combinations and Branching Activity” of the Notes to Consolidated Financial Statements in Item 8 herein. Although the Company is a corporate entity, legally separate and distinct from its affiliates, bank holding companies, such as the Company, are required to act as a source of financial strength for their subsidiary banks. The principal source of the Company’s income is dividends from the Bank. Dividend payments by the Bank are determined in relation to earnings, asset growth, and capital position and are subject to certain restrictions by regulatory agencies as described more fully under “Regulation and Supervision – The Bank” of this item.

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

The Company provides financial services and conducts banking operations within the states of Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company serves a diverse customer base consisting of individual consumers and a wide variety of industries, including, among others, manufacturing, mining, services, construction, retail, healthcare, military and transportation. The Company is not dependent upon any single industry or customer. The Company had total consolidated assets of $2.73 billion at December 31, 2012, and conducts its banking operations through 72 locations.

Operating Segment

The Company operates in one business segment, Community Banking. The Community Banking segment consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services. Prior to March 31, 2012, insurance services were reported as a separate operating segment. During the first quarter of 2012, management determined, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10-50, that the Insurance Services segment no longer met the quantitative requirements for disclosure due to the sale of certain agencies during the third quarter of 2011. The operations of the Insurance Services segment were reasonably similar to the Community Banking segment; therefore, the two segments have been aggregated for disclosure purposes in the consolidated financial statements. Prior periods have been restated to reflect the Company’s one operating segment, Community Banking. The Company’s consolidated operating revenues, consolidated income or loss from operations, and total assets are hereby incorporated by reference from Item 6 of this Annual Report on Form 10-K.

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

Employees

The Company and its subsidiaries employed 760 full-time equivalent employees at December 31, 2012. Management considers employee relations to be excellent.

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

•	Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.

•	Makes permanent the $250 thousand limit for federal deposit insurance.

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act (the “GLB Act”) and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Federal Reserve Board. The BHCA, the GLB Act, and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The BHCA generally provides for “umbrella” regulation of financial holding companies, such as the Company, by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

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

Under the GLB Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act of 1977. The Company elected financial holding company status in December 2006. Beginning in July 2011, the Company’s financial holding company status also depends upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions if the deficiencies persist.

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

Capital Adequacy Requirements. The Federal Reserve Board has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends, make acquisitions of new bank subsidiaries, or engage in certain other activities may be restricted or prohibited.

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

Under both guidelines, Tier 1 capital is defined to include: common shareholders’ equity (including retained earnings), qualifying noncumulative perpetual preferred stock and related surplus, qualifying cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries (limited to a maximum of 25% of Tier 1 capital), and certain trust preferred securities. The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Company. Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve Board’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. At December 31, 2012, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 15.44% and its ratio of total capital to risk-weighted assets was 16.70%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their overall condition. At December 31, 2012, the Company’s leverage ratio was 9.96%.

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

The current risk-based capital guidelines that apply to the Company and the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. On June 7, 2012, the federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a higher minimum Tier 1 capital requirement of 6.0% and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, the agencies have recently indicated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013.

When fully phased in on January 1, 2019, Basel III requires banks to maintain the following new standards and introduces a new capital measure “Common Equity Tier 1,” or “CET1”. Basel III increases the CET1 to risk-weighted assets to 4.5%, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target CET1 to risk-weighted assets ratio to 7%. It requires banks to maintain a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, plus the capital conservation buffer effectively resulting in a Tier 1 capital ratio of 8.5%. Basel III increases the minimum total capital ratio to 8.0% plus the capital conservation buffer, increasing the minimum total capital ratio to 10.5%. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject the Bank or the Company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on the Bank if it would fail to meet applicable capital requirements.

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

The Bank

The Bank is a Virginia state-chartered bank supervised and regulated by the Virginia Bureau of Financial Institutions (the “Virginia Bureau”) and as a member of the Federal Reserve, the Bank’s primary federal regulator is the Federal Reserve Bank of Richmond (“FRB”), both of which are based in the Company’s home state of Virginia. The regulations of these agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

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

Examinations. Under the Federal Deposit Insurance Corporation Improvement Act, all insured institutions must undergo regular on-site examination by their appropriate banking agency and such agency may assess the institution for its costs of conducting the examination. As a state-chartered, Federal Reserve member bank, the Bank is subject to examination by the Virginia Bureau and FRB. These examinations review areas such as capital adequacy, reserves, loan portfolio quality and management, consumer and other compliance issues, investments, information systems, disaster recovery, and contingency planning and management practices.

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

In addition to the risk-based capital requirements, the Federal Reserve Board has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets of 3.0%. The Federal Reserve Board has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” institution has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” institution has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. An “undercapitalized” institution has a total risk-based capital ratio that is less than 8.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%. A “significantly undercapitalized” institution has a total risk-based capital ratio of less than 6.0%; a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%. A “critically undercapitalized” institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. The Bank was classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulation as of December 31, 2012.

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

In addition to deposit insurance assessments by the DIF, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation (“FICO”). The FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FICO assessments are set quarterly. The Bank paid FICO assessments of $140 thousand for the year ended December 31, 2012, and $154 thousand for the year ended December 31, 2011. The Bank paid approximately $1.57 million during 2012 for FDIC deposit insurance premiums.

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

USA PATRIOT Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) was enacted in October 2001. The Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money laundering transactions involving domestic or international customers. The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act’s requirements. The Patriot Act requires all

“financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures in light of the Patriot Act’s anti-money laundering and Bank Secrecy Act requirements. The Company believes that its controls and procedures were in compliance with the Patriot Act as of December 31, 2012.

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

Prior to the enactment of the Dodd-Frank Act, national and state-chartered banks were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. However, interstate branching is now permitted for all national and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch, thus effectively giving out-of-state banks parity with in-state banks with respect to de novo branching.

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

Series A Noncumulative Convertible Preferred Stock

On May 20, 2011, the Company completed a private placement of 18,921 shares of its 6.00% Series A Noncumulative Convertible Preferred Stock (the “Series A Preferred Stock”). The shares carry a 6.00% dividend rate and are noncumulative. Each share is convertible into 69 shares of the Company’s Common Stock at any time and mandatorily converts after five years. The Company may redeem the shares at face value after the third anniversary. As of December 31, 2012, 17,421 shares of Series A Preferred Stock were outstanding.

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

Forward-Looking Statements

We may make forward-looking statements in filings with the Securities and Exchange Commission (the “SEC”) including this Annual Report on Form 10-K and the Exhibits hereto and thereto in our reports to shareholders and other communications that are made in good faith by our Company pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements with respect to our beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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

We caution that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Annual Report on Form 10-K and other reports we filed with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to our Company are expressly qualified by these cautionary statements. These factors and other risks and uncertainties are discussed in Item 1A, “Risk Factors,”

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

The Company has experienced increases in the levels of nonperforming assets in recent periods. The Company’s total non-covered, nonperforming assets totaled $35.69 million at December 31, 2012, $31.0 million at December 31, 2011, and $29.65 million at December 31, 2010. The Company had $6.11 million of net loan charge-offs for the year ended December 31, 2012, compared to $9.32 million and $12.55 million in net loan charge-offs for the years ended December 31, 2011 and 2010, respectively. The Company’s provision for loan losses was $5.68 million for the year ended December 31, 2012, $9.05 million for the year ended December 31, 2011, and $14.76 million for the year ended December 31, 2010. At December 31, 2012, the Company had no allowance for loan losses for covered loans. At December 31, 2012, the ratios of the Company’s allowance for loan losses to non-covered, nonperforming loans and to total non-covered loans outstanding were 86.07% and 1.71%, respectively. Additional increases in the Company’s nonperforming assets or loan charge-offs may require an increase to the allowance for loan losses, which would have an adverse effect upon the Company’s future results of operations.

The current economic environment poses uncertainties related to the real estate market and could adversely impact the Company’s business.

The Company’s business activities are conducted in Virginia, West Virginia, North Carolina, South Carolina, Tennessee and the surrounding regions. While the real estate market is beginning to improve slightly, there has been slowdown over the past several years resulting in falling home prices and increased foreclosures. A continued downturn in this regional real estate market could hurt the Company’s business because its operations are concentrated within this geographic area and the vast majority of the Company’s loans are secured by real estate. If there is a further decline in real estate values, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover on defaulted loans by selling the underlying real estate will be diminished, and it will be more likely to suffer losses on defaulted loans.

Additionally, further weakness in the secondary market for residential lending could have a material adverse impact on the Company’s profitability. Slowdown in the secondary market for residential mortgage loans limits the market for and liquidity of most mortgage loans other than conforming Fannie Mae and Freddie Mac loans. The effects of ongoing mortgage market challenges, combined with ongoing correction in residential real estate market prices and reduced levels of home sales, could adversely affect the value of collateral securing mortgage loans, mortgage loan originations, and gains on sale of mortgage loans. Continued declines in real estate values and home sales volumes, and financial stress on borrowers as a result of job losses or other factors, could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which could materially and adversely affect the Company.

The Company’s level of credit risk may increase due to its focus on commercial lending and the concentration on small businesses and middle market customers with significant vulnerability to economic conditions.

Commercial business and commercial real estate loans generally are considered riskier than single family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial business and commercial real estate loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of the Company’s commercial business loans are made to small business or middle market customers who may have a significant vulnerability to economic conditions. Moreover, a portion of these loans have been made or acquired by the Company in recent years and the borrowers may not have experienced a complete business or economic cycle. At December 31, 2012, the Company’s largest outstanding commercial business loan and largest outstanding commercial real estate loan amounted to $6.50 million and $7.11 million, respectively. At such date, the Company’s commercial business loans amounted to $95.69 million, or 5.55% of the Company’s total loan portfolio, and the Company’s commercial real estate loans amounted to $750.53 million, or 43.52% of the Company’s total loan portfolio.

In addition to commercial real estate and commercial business loans, the Company holds a portfolio of commercial construction loans. Construction loans generally have a higher risk of loss primarily due to the critical nature of the initial estimates of a property’s value upon completion of construction compared with the estimated costs, including interest, of construction as well as other assumptions. If the estimates upon which construction loans are made prove to be inaccurate, the Company may be confronted with projects that, upon completion, have values which are below the loan amounts. While the Company is not aware of any specific, material impediments impacting any of its builder/developer borrowers at this time, there continues to be nationwide reports of significant problems which have adversely affected many property developers and builders as well as the institutions that have provided those loans. If significant numbers of the builder/developers to which the Company has extended construction loans experience the type of difficulties that are being reported, it could have adverse consequences upon future results of operations. At December 31, 2012, the Company’s largest outstanding commercial construction loan amounted to $4.94 million. At such date, the Company’s commercial construction loans amounted to $84.03 million, or 4.70% of the Company’s total loan portfolio.

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

At December 31, 2012, $534.36 million of the Company’s securities were classified as available-for-sale. At such date, the aggregate unrealized losses on the Company’s available-for-sale securities totaled $14.86 million. The Company increases or decreases stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the Company’s available-for-sale securities portfolio, net of the related tax effect, under the category of accumulated other comprehensive loss. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered at the maturity of the securities. In the case of equity securities which have no stated maturity, the declines in fair value may or may not be recovered over time.

The Company conducts periodic reviews and evaluations of its entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors which the Company considered in its analysis of debt securities include, but are not limited to, intent to sell the securities, evidence available to determine if it is more likely than not that the Company will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. The Company generally views changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with the Company’s experience. If the Company deems such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. For the year ended December 31, 2012, the Company recognized other-than-temporary impairment (“OTTI”) charges of $942 thousand on its debt securities portfolio.

Factors that the Company considers in its analysis of equity securities include, but are not limited to: intent to sell the security before recovery of the cost, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer conditions or general market or industry conditions. For the year ended December 31, 2012, the Company recognized no OTTI charges on its equity securities portfolio.

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

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to the rulemaking process at various regulatory agencies. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on the Company’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require the Company to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. Moreover, the proposed reforms seek to eliminate trust preferred securities from Tier 1 capital over a ten-year period. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period.

While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

In addition, in the current economic and regulatory environment, regulators of banks and bank holding companies have become more likely to impose capital requirements on bank holding companies and banks that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if the Company and the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends.

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

The Company faces strong competition from other financial institutions, financial service companies, and other organizations offering services similar to those offered by the Company and its subsidiaries, which could hurt the Company’s business.

The Company’s business operations are centered primarily in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. Increased competition within these regions may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Bank offers. These competitors include other savings associations, national banks, regional banks, and other community banks. The Company also faces competition from other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. In particular, the Bank’s competitors include other state and national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

The Company may fail to realize the anticipated benefits of the Peoples Bank of Virginia and Waccamaw Bank acquisitions.

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

The FDIC-assisted acquisition of Waccamaw completed in June 2012 includes significant protection to the Company from the exposures to prospective losses on certain assets that are covered under loss share agreements with the FDIC. Loans covered under loss share agreements represent 13.21% of the Company’s total loans held for investment as of June 30, 2012. Under these loss share agreements, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. However, these loss share agreements impose certain obligations on the Company, including obligations to manage and service the loans in a prescribed manner and to report results and requests for reimbursement periodically. The obligations on the Company under the loss share agreements are extensive and failure to comply with any of the obligations could result in a specific asset or group of assets losing their loss share coverage. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed for the Company’s noncompliance with its obligations under the loss share agreements. In addition, the Company is subject to audits by the FDIC to ensure compliance with the loss share agreements.

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

As of December 31, 2012, the carrying amount of the Company’s goodwill was $104.87 million. The Company tests goodwill for impairment on an annual basis, or more frequently if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If the Company determines that the carrying amount of its goodwill exceeds its implied fair value, the Company would be required to write down the value of the goodwill on its balance sheet. This, in turn, would result in a charge against earnings and, thus, a reduction in the Company’s stockholders’ equity and certain related capital measures. During 2012, the Company recognized no goodwill impairment.

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

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, equity and debt offerings, and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s access to funding sources in amounts adequate to finance its activities, or on terms attractive to the Company, could be impaired by factors that affect the Company specifically or the financial services industry in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a reduction in its credit ratings, if any, an increase in costs of capital in financial capital markets, a decrease in the level of its business activity due to a market downturn or adverse regulatory action against the Company, or a decrease in depositor or investor confidence. The Company’s access to liquidity sources could also be impaired by factors that are not specific to it, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

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

The Company’s information systems may experience an interruption or breach in security.

The Company and the Bank rely heavily on communications and information systems to conduct its business. In addition, as part of its business, the Bank collects, processes and retains sensitive and confidential client and customer information. The Company’s and the Bank’s facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s and the Bank’s customer relationship management, general ledger, deposit, loan and other systems. While the Company and the Bank have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of their information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s and the Bank’s information systems could damage their reputation, result in a loss of customer business, subject the Company and the Bank to regulatory scrutiny, or expose the Company and the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Bank’s business is dependent on technology, and an inability to invest in technological improvements may adversely affect the Bank’s and the Company’s results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology better serves customers, increases efficiency, and enables financial institutions to reduce costs. The Bank has made significant investments in data processing, management information systems and internet banking accessibility. The Bank’s and the Company’s future success will depend in part upon the Bank’s ability to create additional efficiencies in its operations through the use of technology. Many of the Bank’s competitors have greater resources to invest in technological improvements. There can be no assurance that the Bank’s technological improvements will increase the Bank’s operational efficiency or that the Bank will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

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

The Company issued Series A Preferred Stock, which ranks senior to its Common Stock.

The Company issued 18,921 shares of Series A Preferred Stock in May 2011. The Series A Preferred Stock ranks senior to shares of the Company’s Common Stock. As a result, the Company must make dividend payments on its Series A Preferred Stock before any dividends can be paid on the Company’s Common Stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of the Series A Preferred Stock must be satisfied before any distributions can be made on the Company’s Common Stock. If the Company does not remain current in the payment of dividends on the Series A Preferred Stock, no dividends may be paid on its Common Stock. In addition, the dividends declared on the Series A Preferred Stock will reduce any net income available to holders of Common Stock and earnings per common share. As of December 31, 2012, 17,421 shares of Series A Preferred Stock were outstanding.

ITEM 1B.	Unresolved Staff Comments.

The Company has no unresolved staff comments as of the filing date of this 2012 Annual Report on Form 10-K.

ITEM 2.	Properties.

The Company’s corporate headquarters are located in Bluefield, Virginia, where the Company owns and occupies approximately 36,000 square feet of office space. In addition to its corporate headquarters, the Company operated 71 banking centers, loan production, administrative, and other financial services offices through its community bank subsidiary, First Community Bank (the “Bank”), at December 31, 2012, of which 50 were owned and 21 were leased or located on leased land. The banking centers were located throughout Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. The Company is also the parent company of Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, a full-service insurance agency offering commercial and personal lines of insurance. Including its headquarters, Greenpoint operated 6 insurance offices at December 31, 2012, of which 1 was owned, 3 were leased, and 2 were located within the Company’s banking centers. The insurance agency offices were located throughout North Carolina, West Virginia, and Virginia. There were no mortgages or liens against any property of the Company. A complete list of all branch and ATM locations can be found on the Company’s website at www.fcbinc.com. Information contained on such website is not part of this Annual Report on Form 10-K. See “Note 7 – Premises and Equipment” of the Notes to Consolidated Financial Statements in Item 8 herein.

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

Common Stock Market Prices and Dividends

The number of Common Stockholders of record on February 27, 2013, was 2,942 and outstanding shares totaled 20,047,484. The number of Common Stockholders is measured by the number of record holders. The Company’s Common Stock trades on the NASDAQ Global Select market under the symbol, “FCBC.”

The Company’s ability to pay dividends on its Common Stock is principally dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. For information on the regulatory restrictions and limitations on the ability of the Company to pay dividends to its stockholders and on the Bank to pay dividends to the Company, see “Business – Regulation and Supervision – The Company – Regulatory Restrictions on Dividends; Source of Strength.” and “Business – Regulation and Supervision – The Bank – Restrictions on Distribution of Subsidiary Bank Dividends and Assets” in Item 1 herein. Cash dividends on Common Stock totaled $0.43 per share for 2012 and $0.40 per share in 2011. Total dividends paid on Common Stock for the years ended December 31, 2012 and 2011, totaled $8.16 million and $7.16 million, respectively. Total cash dividends paid on the Company’s Series A Preferred Stock for the years ended December 31, 2012 and 2011, totaled $1.12 million and $558 thousand, respectively.

The following table sets forth the high and low stock prices and dividends paid per share on the Company’s Common Stock during the periods indicated:

	2012		2011
	High	Low	High	Low
Sales Price Per Share
First quarter	$13.85	$11.86	$15.43	$12.23
Second quarter	14.43	11.85	15.21	12.94
Third quarter	15.84	13.91	14.60	9.40
Fourth quarter	16.22	14.25	13.02	9.48

	2012	2011
Cash Dividends Per Share
First quarter	$0.10	$0.10
Second quarter	0.11	0.10
Third quarter	0.11	0.10
Fourth quarter	0.11	0.10

Total	$0.43	$0.40

Information regarding compensation plans under which the Company’s equity securities are authorized for issuance are hereby incorporated by reference from Item 12 of this Annual Report on Form 10-K.

Stock Repurchase Plan

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s Common Stock during the fourth quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)

October 1-31, 2012	—	$—	—	877,577
November 1-30, 2012	49,438	14.91	49,438	828,139
December 1-31, 2012	18,000	15.26	18,000	810,139

Total	67,438	$15.00	67,438

(1)	The Company’s stock repurchase plan, as amended, authorized the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. The Company held 289,861 shares in treasury at December 31, 2012.

Total Return Analysis

The following chart was compiled by SNL Financial LC, and compares cumulative total shareholder return of the Company’s Common Stock for the five-year period ended December 31, 2012, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and the Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 50 bank holding companies that are traded on the NASDAQ, OTC Bulletin Board, and pink sheets with total assets between $1 billion and $5 billion and are located in the Southeast Region of the United States. The cumulative returns include reinvestment of dividends by the Company.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
First Community Bancshares, Inc.	100.00	113.25	40.09	51.17	44.13	58.25
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
Asset & Regional Peer Group(1)	100.00	94.41	69.79	74.83	66.93	76.91

(1)

The Asset Size & Regional Peer Group consists of the following institutions: 1st United Bancorp, Inc., American National Bankshares, Inc., Ameris Bancorp, BancTrust Financial Group, Inc., Bank of the Ozarks, Inc., BNC Bancorp, Burke & Herbert Bank & Trust Company, Capital City Bank Group, Inc., Cardinal Financial Corporation, Carter Bank & Trust, CenterState Banks, Inc., City Holding Company, Colony Bankcorp, Inc., Eastern Virginia Bankshares, Inc., Fidelity Southern Corporation, First Bancorp, First Citizens Bancshares, Ins., First Farmers and Merchants Corporation, First Financial Holdings, Inc., First M&F Corporation, First Security Group, Inc., First Southern Bancorp, Inc., FNB United Corp., Great Florida Bank, Hamilton State Bancshares, Inc., Hampton Roads Bankshares, Inc., Home BancShares, Inc.,

Middleburg Financial Corporation, Monarch Financial Holdings, Inc., National Bankshares, Inc., NewBridge Bancorp, Palmetto Bancshares, Inc., Park Sterling Corporation, Peoples Bancorp of North Carolina, Inc., Pinnacle Financial Partners, Inc., Premier Financial Bancorp, Inc., Renasant Corporation, SCBT Financial Corporation, Seacoast Banking Corporation of Florida, Simmons First National Corporation, Southeastern Bank Financial Corporation, Southern BancShares (N.C.), Inc., State Bank Financial Corporation, StellarOne Corporation, Summit Financial Group, Inc., TowneBank, Union First Market Bankshares Corporation, Virginia Commerce Bancorp, Inc., Wilson Bank Holding Company, and Yadkin Valley Financial Corporation. The returns of each of the foregoing institutions have been weighted according to their respective stock market capitalization at the beginning of each period for which a return is indicated.

ITEM 6.	Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited financial statements as of and for the five years ended December 31, 2012. The consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. All of the Company’s acquisitions during the five years ended December 31, 2012, were accounted for using the purchase method. Accordingly, the operating results of the acquired companies are included with the Company’s results of operations since their respective dates of acquisition.

	At or for the year ended December 31,
Five-Year Selected Financial Data	2012	2011	2010	2009	2008
(Amounts in thousands, except per share data)
Balance Sheet Summary (at end of period)
Securities	$535,174	$485,920	$484,701	$493,511	$529,393
Loans held for sale	6,672	5,820	4,694	11,576	1,024
Loans held for investment, net of unearned income	1,724,653	1,396,067	1,386,206	1,393,931	1,298,159
Allowance for loan losses	25,770	26,205	26,482	24,277	17,782
Total assets	2,728,867	2,164,789	2,244,238	2,273,283	2,132,187
Deposits	2,030,175	1,543,467	1,620,955	1,645,960	1,503,758
Borrowings	313,553	295,141	332,087	352,558	381,791
Total liabilities	2,372,544	1,859,060	1,974,360	2,021,016	1,912,972
Preferred stock	17,421	18,921	—	—	41,500
Total stockholders’ equity	356,323	305,729	269,878	252,267	219,215

Summary of Earnings
Interest income	$109,656	$94,176	$103,582	$107,934	$110,765
Interest expense	19,600	22,147	29,725	38,682	44,930
Net interest income	90,056	72,029	73,857	69,252	65,835
Provision for loan losses	5,678	9,047	14,757	15,801	9,226
Net interest income after provision for loan losses	84,378	62,982	59,100	53,451	56,609
Noninterest income	36,710	35,534	40,508	(53,677)	2,374
Noninterest expense	78,383	68,915	69,943	66,624	60,516
Income (loss) before income taxes	42,705	29,601	29,665	(66,850)	(1,533)
Income tax expense (benefit)	14,128	9,573	7,818	(28,154)	(3,487)
Net income (loss)	28,577	20,028	21,847	(38,696)	1,954
Dividends on preferred stock	1,058	703	—	2,160	255
Net income (loss) available to common shareholders	27,519	19,325	21,847	(40,856)	1,699

Per Share Data
Basic earnings (loss) per common share	$1.44	$1.08	$1.23	$(2.75)	$0.15
Diluted earnings (loss) per common share	$1.40	$1.07	$1.23	$(2.75)	$0.15

Cash dividends per common share	$0.43	$0.40	$0.40	$0.30	$1.12
Book value per common share at year-end(2)	$16.76	$15.96	$15.11	$14.20	$15.36

Selected Ratios
Return on average assets	1.10%	0.88%	0.97%	-1.83%	0.08%
Return on average common equity	8.70%	6.81%	8.11%	-16.73%	0.86%
Average equity to average assets	13.34%	13.44%	11.91%	10.95%	9.86%
Dividend payout	29.89%	37.00%	32.52%	N/M (1)	N/M (1)
Total risk-based capital ratio	16.70%	18.15%	15.33%	13.81%	12.94%
Leverage ratio	9.96%	11.50%	9.44%	8.51%	9.70%

(1)	N/M – Not meaningful
(2)	Book value per common share at year-end is defined as stockholders’ equity divided by as-converted common shares outstanding

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company that, through its bank subsidiary, provides commercial banking services and has positioned itself as a regional community bank and a financial services alternative to larger banks which often provide less emphasis on personal relationships, and smaller community banks which lack the capital and resources to efficiently serve customer needs. The Company has focused its growth efforts on building financial partnerships and more enduring and complete relationships with businesses and individuals through a very personal and local approach to banking and financial services. The Company and its operations are guided by a strategic plan which includes growth through acquisitions and through office expansion in market areas including Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. While the Company’s mission remains that of a community bank, management believes that entry into new markets will accelerate the Company’s growth rate by diversifying the demographics of its customer base and customer prospects and by generally increasing its sales and service network.

Economy

The local economies in which the Company operates are diverse and span a five-state region. The economies of West Virginia and Southwest Virginia have significant exposure to extractive industries, such as coal, timber and natural gas. The local economies in the central portion of North Carolina have suffered in recent years due to foreign competition in both furniture and textiles, as well as consolidation in the financial services industry. Despite these detractions, the economies in this region continue to benefit from national companies operating in the Triad and Central Piedmont area of North Carolina. The Eastern Virginia local economies have, in recent years, benefited from key corporate and government activities. The economy in Eastern Tennessee continues to benefit from the stability of higher education, healthcare services, and tourism. The local economies in the northeastern portion of South Carolina and the southeastern portion of North Carolina benefit from tourism and military activities.

Despite the stable and positive aspects of the regional economies the Company primarily operates in, these markets have experienced significant declines in residential development and construction which are consistent with national trends. These declines have led to contraction in residential land development and construction, which has historically been important components of the Company’s lending activities. The economies of the Company’s Southwest Virginia and West Virginia markets have remained stable compared with the national economy and unemployment levels were generally lower than the national average at December 31, 2012.

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

Goodwill is recorded as the excess of the purchase price, if any, over the fair value of the acquired net assets and is allocated to reporting units at acquisition. Goodwill is tested annually in the fourth quarter for possible impairment by comparing the fair value of each reporting unit to its book value, including goodwill (step 1). If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss (step 2). The step 1 test utilizes a combination of two methods to determine the fair value of the reporting units. The Company maintains two reporting units, Community Banking and Insurance Services. For both reporting units, a discounted cash flow model is created projecting cash flows from operations of the business reporting unit, the results of which are weighted 70%. For the Community Banking reporting unit a market multiple model utilizes price to net income and price to tangible book value inputs for closed transactions and for certain common sized institutions and the results are weighted 30%. For the Insurance Services reporting unit the market multiple model primarily utilizes price to sales for closed transactions and certain similar industry public companies and the results are weighted 30%. The end results for both reporting units are then compared to the respective book values to consider if impairment is evident. To determine the overall reasonableness of the reporting unit computations, the combined computed fair value is then compared to the overall market capitalization of the consolidated Company to determine the level of implied control premium.

The discounted cash flow analysis uses estimates in the form of growth and attrition rates, anticipated rates of return, and discount rates. These estimates have a direct bearing on the results of the impairment testing and serve as the basis for management’s conclusions as to potential impairment.

The results of the step 1 analysis performed during the fourth quarter of 2012 determined that no impairment was evident for either reporting unit.

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

Recent Acquisitions and Divestitures

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank (“Waccamaw”). Waccamaw, a full service community bank headquartered in Whiteville, North Carolina, operated sixteen branches throughout North and South Carolina. At acquisition, Waccamaw had total assets of approximately $500.64 million, loans of approximately $318.35 million, and deposits of approximately $414.13 million. As a result of the acquisition and the preliminary purchase price allocation, approximately $10.90 million was recorded as goodwill, which represents the excess of the value of the consideration transferred over the fair value of the net assets acquired including indentified intangibles. Under the Single-Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement with the FDIC, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. All assets acquired and liabilities assumed are recorded at estimated fair value on the date of acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available. After the initial acquisition, the Company agreed to purchase four properties totalling $1.80 million from the FDIC.

On May 31, 2012, the Company completed the acquisition of Peoples Bank of Virginia (“Peoples”), based in Richmond, Virginia. Peoples, a full service community bank, operated four branches throughout the Richmond area. At acquisition, Peoples had total assets of approximately $275.76 million, loans of approximately $184.84 million, and deposits of approximately $232.75 million. Under the terms of the merger agreement, shares of Peoples were exchanged for $6.08 in cash and 1.07 shares of the Company’s common stock, resulting in a purchase price of approximately $40.28 million. As a result of the acquisition and the preliminary purchase price allocation, approximately $10.21 million was recorded as goodwill, which represents the excess of the value of the consideration transferred over the fair market value of the net assets acquired including indentified intangibles. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available.

Greenpoint Insurance Group (“Greenpoint”), a wholly-owned subsidiary of the Company, has acquired seven insurance agencies and sold three since its acquisition by the Company in September 2007. During 2012, Greenpoint did not acquire or sell any insurance agencies; however, $366 thousand was received from earn-out payments related to agency sales in 2011. During 2011, Greenpoint received aggregate cash of $1.58 million from the sale of two insurance agencies. During 2010, Greenpoint paid aggregate cash consideration of $190 thousand in connection with the acquisition of one insurance agency.

Results of Operations

2012 Compared To 2011

Net income increased $8.55 million, or 42.69%, to $28.58 million for the year ended December 31, 2012, compared with $20.03 million for the year ended December 31, 2011. Net income available to common shareholders increased $8.19 million, or 42.40%, to $27.52 million for the year ended December 31, 2012, compared with $19.33 million for the same period of 2011. Basic and diluted earnings per common share for year-end 2012 were $1.44 and $1.40, respectively, as compared to basic and diluted earnings per common share for year-end 2011 of $1.08 and $1.07, respectively. Return on average assets was 1.10% in 2012 compared to 0.88% in 2011. Return on average common equity was 8.70% in 2012 compared to 6.81% in 2011.

Net Interest Income

Net interest income, the largest contributor to earnings, increased $18.03 million, or 25.03%, for the year ended December 31, 2012, compared with the same period of 2011. Tax equivalent net interest income increased $17.82 million, or 23.76%, for the year ended December 31, 2012, compared with the same period of 2011. The increase in tax equivalent net interest income was primarily due to the increase in average earning assets from the Peoples and Waccamaw acquisitions and reductions in the rates paid on interest-bearing deposits resulting from the sustained low rate environment.

For purposes of this discussion, net interest income is presented on a tax equivalent basis to provide a comparison among all types of interest earning assets. The tax equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. We use this measure to monitor net interest income performance and to manage its balance sheet composition (see the table titled Average Balance Sheets and Net Interest Income Analysis).

Average earning assets increased $257.70 million and average interest-bearing liabilities increased $190.79 million during 2012, as compared to the prior year. The yield on average earning assets increased 11 basis points to 5.12% during 2012 from 5.01% at year-end 2011. The rate on average interest-bearing liabilities decreased 27 basis points to 1.05% during 2012 from 1.32% at year-end 2011. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 38 basis points higher for year-end 2012 compared with the same period of 2011. Our net interest margin increased 36 basis points for year-end 2012, compared with the same period of 2011.

The tax equivalent yield on loans increased 17 basis points for the year ended December 31, 2012, compared with the same period of 2011. Tax equivalent loan interest income increased $17.82 million, or 23.76%, for the year ended December 31, 2012, compared with the same period of 2011. The increase in interest income on loans was primarily due to the Peoples and Waccamaw acquisitions. The Company expects that the effects of the interest accretion will be significantly lessened in future periods.

The tax equivalent yield on available-for-sale securities decreased 61 basis points for the year ended December 31, 2012, compared with the same period of 2011. The decrease was largely due to the new investment and reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks increased 8 basis points for the year ended December 31, 2012, compared with the same period of 2011. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $28.76 million, or 10.37%, and the average rate paid on those deposits decreased 10 basis points for the year ended December 31, 2012, compared with the same period of 2011. The average balance of savings deposits increased $61.17 million, or 14.91%, and the average rate paid on those deposits decreased 10 basis points for the year ended December 31, 2012, compared with the same period of 2011. The average balance of time deposits increased $93.90 million, or 13.75%, and the average rate paid on those deposits decreased 49 basis points for the year ended December 31, 2012, compared with the same period of 2011. The average balance of noninterest-bearing demand deposits increased $63.72 million, or 28.54%, for the year ended December 31, 2012, compared with the same period of 2011. These increased balances during the year ended December 31, 2012, were primarily due to the Peoples and Waccamaw acquisitions.

The average balance of federal funds purchased increased $413 thousand to $490 thousand for year-end 2012 compared to $77 thousand for the same period of 2011. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, decreased $4.96 million, or 5.93%, and the average rate paid on those funds decreased 8 basis points for the year ended December 31, 2012, compared with the same period of 2011. The decrease in the average balance of retail repurchase agreements was primarily due to lower balances in commercial treasury accounts in the slow economy, which were slightly offset by the Peoples and Waccamaw acquisitions. The average balance of wholesale repurchase agreements increased $5.16 million, or 10.33%, and the average rate paid on those funds decreased 10 basis points for the year ended December 31, 2012, compared with the same period of 2011. The average balance of FHLB advances and other borrowings increased $6.35 million, or 3.75%, and the average rate paid on those funds decreased 2 basis point for the year ended December 31, 2012, compared with the same period of 2011.

Average Balance Sheets and Net Interest Income Analysis

	2012			2011			2010
	Average Balance	Interest Income/ Expense (1)	Average Yield/Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)	Average Balance	Interest Income/ Expense (1)	Average Yield/ Rate (1)
(Amounts in thousands)
Earning assets
Loans held for investment (2)	$1,611,557	$96,803	6.01%	$1,382,097	$80,742	5.84%	$1,400,061	$84,906	6.06%
Available-for-sale securities	502,416	15,170	3.02%	434,583	15,775	3.63%	492,703	21,313	4.33%
Held-to-maturity securities	2,622	171	6.52%	3,999	333	8.32%	6,299	533	8.46%
Interest-bearing deposits with banks	77,851	259	0.33%	116,063	285	0.25%	81,987	194	0.24%

Total earning assets	2,194,446	$112,403	5.12%	1,936,742	$97,135	5.01%	1,981,050	$106,946	5.40%
Other assets	316,485			258,897			282,005

Total	$2,510,931			$2,195,639			$2,263,055

Interest-bearing liabilities
Demand deposits	$306,019	$185	0.06%	$277,263	$431	0.16%	$252,471	$980	0.39%
Savings deposits	471,406	556	0.12%	410,240	886	0.22%	421,184	2,751	0.65%
Time deposits	776,901	9,231	1.19%	682,997	11,471	1.68%	760,286	16,156	2.12%

Total interest-bearing deposits	1,554,326	9,972	0.64%	1,370,500	12,788	0.93%	1,433,941	19,887	1.39%
Federal funds purchased	490	2	0.41%	77	—	0.00%	—	—	—
Retail repurchase agreements	78,608	449	0.57%	83,564	544	0.65%	97,531	992	1.02%
Wholesale repurchase agreements	55,163	2,023	3.67%	50,000	1,887	3.77%	50,000	1,872	3.74%
FHLB borrowings and other long-term debt	175,333	7,154	4.08%	168,988	6,928	4.10%	194,461	6,974	3.59%

Total borrowings	309,594	9,628	3.11%	302,629	9,359	3.09%	341,992	9,838	2.88%

Total interest-bearing liabilities	1,863,920	19,600	1.05%	1,673,129	22,147	1.32%	1,775,933	29,725	1.67%
Noninterest-bearing demand deposits	286,950			223,233			206,396
Other liabilities	25,160			4,127			11,280
Stockholders’ equity	334,901			295,150			269,446

Total	$2,510,931			$2,195,639			$2,263,055

Net interest income, tax-equivalent		$92,803			$74,988			$77,221

Net interest rate spread (3)			4.07%			3.69%			3.73%

Net interest margin (4)			4.23%			3.87%			3.90%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”).
(2)	Non-accrual loans are included in average balances outstanding but with no related interest income during the period of non-accrual.
(3)	Represents the difference between the tax equivalent yield on earning assets and cost of funds.
(4)	Represents tax-equivalent net interest income divided by average interest earning assets.

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

	Twelve Months Ended December 31, 2012 Compared to 2011 Dollar Increase/(Decrease) due to				Twelve Months Ended December 31, 2011 Compared to 2010 Dollar Increase/(Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest Earned On:
Loans (FTE)	$13,401	$2,349	$311	$16,061	$(1,089)	$(3,080)	$5	$(4,164)
Securities available-for-sale (FTE)	2,462	(2,651)	(416)	(605)	(2,517)	(3,449)	428	(5,538)
Securities held-to-maturity (FTE)	(115)	(72)	25	(162)	(195)	(8)	3	(200)
Interest-bearing deposits with other banks	(95)	93	(24)	(26)	82	8	1	91

Total interest-earning assets	15,653	(281)	(104)	15,268	(3,719)	(6,529)	437	(9,811)

Interest Paid On:
Demand deposits	46	(277)	(15)	(246)	97	(581)	(65)	(549)
Savings deposits	134	(410)	(54)	(330)	(71)	(1,811)	17	(1,865)
Time deposits	1,578	(3,347)	(471)	(2,240)	(1,639)	(3,345)	299	(4,685)
Federal funds purchased	—	0	2	2	—	—	—	—
Retail repurchase agreements	(32)	(67)	4	(95)	(142)	(361)	55	(448)
Wholesale repurchase agreements	195	(50)	(9)	136	—	15	0	15
FHLB borrowings and other long-term debt	260	(34)	(0)	226	(914)	992	(124)	(46)

Total interest-bearing liabilities	2,181	(4,185)	(543)	(2,547)	(2,669)	(5,091)	182	(7,578)

Change in net interest income, tax-equivalent	$13,472	$3,904	$439	$17,815	$(1,050)	$(1,438)	$255	$(2,233)

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was reduced $3.37 million for the year ended December 31, 2012, compared with the same period of 2011, which was primarily due to a continued general downward trend in net non-covered charge-offs. There was no provision for loan losses recorded during the period related to the acquired loan portfolios. We incurred net charge-offs of $6.11 million for the year ended December 31, 2012, compared with $9.32 million for the same period of 2011. Net charge-offs as a percentage of average non-covered loans was 0.41% for the year ended December 31, 2012, compared with 0.67% for the same period of 2011. Non-covered loans exclude loans acquired in the Waccamaw transaction that are covered under the FDIC loss share agreements. See “Financial Position – Allowance for Loan Losses” for additional information.

Noninterest Income

Noninterest income increased $1.18 million, or 3.31%, for the year ended December 31, 2012, compared with the same period of 2011. Exclusive of the impact of OTTI charges, the gain on the sale of securities, and an out-of-period adjustment, noninterest income increased $2.22 million, or 6.82%, to $34.77 million for the year ended December 31, 2012, compared with $32.56 million for the same period of 2011.

Wealth management revenues increased $191 thousand, or 5.44%, for the year ended December 31, 2012, compared with the same period of 2011. Service charges on deposit accounts increased $825 thousand, or 6.23%, for the year ended December 31, 2012, compared with the same period of 2011, due to the Waccamaw acquisition. Other service charges, commissions, and fees increased $740 thousand, or 12.93%, for the year ended December 31, 2012, compared with the same period of 2011. Insurance commissions decreased $454 thousand, or 7.33%, for the year ended December 31, 2012, compared with the same period of 2011. Profit-sharing commissions from our carriers were lower in the first quarter of 2012 compared with the first quarter of 2011 as a result of higher loss experience on our customers’ policies. Further, commissions earned during the first nine months of 2011 include the agency offices sold as part of strategic realignment during the third quarter of 2011.

During the third quarter of 2012, the Company discovered certain overstatements of loan charge-offs reported in prior periods beginning in 2007 which resulted from not recognizing the impact of interest payments that had been applied to principal for loans that were on non-accrual status. The error was discovered during the Company’s core system conversion completed during the third quarter of 2012. The overstatements of charge-offs resulted in an overstatement of provision for loan losses and corresponding understatement of pre-tax income that totaled $321 thousand, $639 thousand, and $938 thousand for the years ended December 31, 2009, 2010, and 2011, respectively. The total periodic charge-off overstatements from 2007 to year-end 2011 approximated $2.39 million. Management analyzed the error to determine if any of the prior years were materially misstated and determined that they were not. Management also determined that correcting the error in the current year would not materially misstate the current year’s results. The Company recorded the correction of understated pre-tax income for the prior periods in the quarter ended September 30, 2012, through an increase to other income in the amount of $2.39 million.

Other operating income increased $3.31 million, or 85.19%, for the year ended December 31, 2012, compared with the same period of 2011. Exclusive of the $2.39 million out-of-period adjustment, other operating income increased $917 thousand, or 23.59%, for the year ended December 31, 2012, compared with the same period of 2011. We incurred OTTI charges of $942 thousand for the year ended December 31, 2012, compared to $2.29 million for the same period of 2011, which were related to a non-Agency MBS. The net gain on sale of securities decreased $4.78 million, or 90.82%, for the year ended December 31, 2012, compared with the same period of 2011. See “Note 3 – Investment Securities” of the Notes to Consolidated Financial Statements in Item 8 herein.

Noninterest Expense

Noninterest expense increased $9.47 million, or 13.74%, for the year ended December 31, 2012, compared with the same period of 2011. Salaries and employee benefits increased $4.54 million, or 13.31%, for the year ended December 31, 2012, compared with the same period of 2011. The Peoples and Waccamaw acquisitions completed during the second quarter of 2012 accounted for an increase in salaries and employee benefits of $3.80 million for year-end 2012. Incentive compensation costs increased $1.94 million and SERP expense increased $379 thousand, while medical insurance expenses decreased $1.56 million. The decrease in medical insurance expenses was due to lower claims. We also deferred $349 thousand less in direct loan origination costs during 2012 primarily due to lower origination volumes. At December 31, 2012, we had 760 full-time equivalent employees compared to 633 at December 31, 2011. Full-time equivalent employees are calculated using the number of hours worked. The Peoples and Waccamaw acquisitions resulted in the addition of 101 full-time equivalent employees for the period ended December 31, 2012. Greenpoint accounted for 46 full-time equivalent employees at year-end 2012 compared to 48 at year-end 2011. Total full-time equivalent employees at the Bank and its investment advisory firm totaled 714 at December 31, 2012, an increase of 129 full-time equivalent employees since December 31, 2011.

Occupancy, furniture, and equipment expense increased $1.25 million, or 12.76%, to $11.02 million for the year ended December 31, 2012, compared with $9.77 million for the same period of 2011 primarily as a result of the Peoples and Waccamaw acquisitions. FDIC premiums and assessments decreased $372 thousand, or 18.75%, for the year ended December 31, 2012, compared with the same period of 2011 as a result of modifications in the FDIC’s assessment methodology in 2011. We incurred $5.09 million in merger related costs for the year ended December 31, 2012, in connection with the Peoples and Waccamaw acquisitions. Other operating expense increased $885 thousand, or 4.36%, for the year ended December 31, 2012, compared with the same period of 2011. The increase in other operating expense was primarily attributable to our expanded branch network and associated costs with the Waccamaw acquisition in the areas of legal expense, consulting fees, and travel related expenses. Contributing to the increase in other operating expense were increases in other service fees, office supplies expense, legal expenses, and consulting fees of $559 thousand, $466 thousand, $449 thousand, and $348 thousand, respectively. These increases were partially offset by a decreases in advertising expenses of $262 thousand. These increases were also offset by a $1.19 million decrease in expenses and losses associated with other real estate owned (“OREO”) to $1.89 million for the year ended December 31, 2012, compared with $3.08 million for the year ended December 31, 2011.

We use an efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. Management believes this ratio better focuses attention on the core operating performance of the Company over time than does a GAAP-based ratio, and is highly useful in comparing period-to-period operating performance of the Company’s core business operations. It is used by management as part of its assessment of its performance in managing noninterest expenses. However, this measure is supplemental and is not a substitute for an analysis of performance based on GAAP measures. Our efficiency may not be comparable to efficiency ratios reported by other financial institutions.

In general, our efficiency ratio is noninterest expenses as a percentage of net interest income plus noninterest income. Noninterest expenses used in the calculation exclude nonrecurring expenses. Income for the ratio is increased for the favorable effect of tax-exempt income (see Average Balance Sheets and Net Interest Income Analysis) and excludes securities gains and losses, which vary widely from period to period without appreciably affecting operating expenses; nonrecurring gains and losses; and OTTI charges. The measure is different from the GAAP-based efficiency ratio that is calculated using noninterest expense and income amounts as shown on the face of the Consolidated Statements of Income. Both types of efficiency ratio calculations are set forth and are reconciled in the table below.

The (non-GAAP) efficiency ratios for continuing operations for 2012, 2011, and 2010 were 55.96%, 59.56%, and 60.29%, respectively. The following table details the components used in the calculation of the efficiency ratios:

	2012	2011	2010
(Amounts in thousands)
GAAP-based efficiency ratio
Noninterest expense	$78,383	$68,915	$69,943
Net interest income plus noninterest income	$126,766	$107,563	$114,365

GAAP-based efficiency ratio	61.83%	64.07%	61.16%

Non-GAAP efficiency ratio
Noninterest expenses — GAAP-based	$78,383	$68,915	$69,943
Less non-GAAP adjustments:
Foreclosed property expense and net loss	(1,893)	(3,081)	(2,802)
Prepayment penalties on FHLB advances	—	(471)	—
Merger related expenses	(5,093)	—	—
Goodwill impairment	—	(1,239)	(1,039)
Other non-core, non-recurring expense items	—	(77)	(4)

Adjusted non-interest expenses	$71,397	$64,047	$66,098

Net interest income plus noninterest income — GAAP-based	$126,766	$107,563	$114,365
Plus non-GAAP adjustment:
Tax equivalency adjustment	2,747	2,959	3,364
Less non-GAAP adjustments:
Net gains on sale of securities	(483)	(5,264)	(8,273)
Net impairment losses recognized in earnings	942	2,285	185
Prospective correction of prior period understatment	(2,395)	—	—
Other non-core, non-recurring income items	—	(18)	—

Adjusted net interest income plus noninterest income	$127,577	$107,525	$109,641

Non-GAAP efficiency ratio	55.96%	59.56%	60.29%

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences include income on municipal securities, which are exempt from federal income tax; certain dividend payments, which are deductible; and increases in the cash surrender value of life insurance policies. Consolidated income taxes were $14.13 million for the year ended December 31, 2012, compared to $9.57 million for the same period of 2011. The effective tax expense rates for the years ended December 31, 2012 and 2011 were 33.08% and 32.34%, respectively. The increase in the effective tax rate is largely due to an increase in taxable revenues as a percent of net earnings and a decrease in the relative amounts of nontaxable revenues.

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

Average earning assets decreased $44.31 million while average interest-bearing liabilities decreased $102.80 million during 2011, as compared to the prior year. The yield on average earning assets decreased 39 basis points to 5.01% for 2011 from 5.40% for 2010. Short-term market interest rates continued to remain low throughout 2011, as the Federal Reserve Board held the “range” of zero to 25 basis points as its target for federal funds. The prevailing low interest rate environment was the largest driver in the overall decrease in our yield on average earning assets.

Total cost of average interest-bearing liabilities decreased 35 basis points to 1.32% during 2011. Our time deposit portfolio experienced downward repricing during 2011, as many of the higher-rate certificates were redeemed or renewed at lower rates. The net result was a decrease of 4 basis points in the net interest rate spread, or the difference between interest income on earning assets and expense on interest-bearing liabilities, for 2011 compared to 2010. The net interest rate spread for 2011 was 3.69% compared to 3.73% for 2010. Net interest margin, or net interest income to average earning assets, of 3.87% for 2011 represents a decrease of 3 basis points from 3.90% in 2010.

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

Average interest-bearing balances we maintained with third party banks increased $34.08 million during 2011 to $116.06 million, while the yield increased 1 basis point to 0.25% during the same period. Interest-bearing balances with third party banks are comprised largely of excess liquidity bearing overnight market rates.

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

The average balance of retail repurchase agreements, which consists of collateralized retail deposits and commercial treasury accounts, decreased $13.97 million in 2011 and the average rate paid on those funds decreased 37 basis points to 0.65% during the same period. The average balance of federal funds purchased totaled $77 thousand in 2011. The average balance of wholesale repurchase agreements remained unchanged at $50.0 million between 2011 and 2010, while the rate increased 3 basis points due to structure within those borrowings. The average balance of Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased $25.47 million, or 13.10%, and the rate paid on those borrowings increased 51 basis points in 2011 compared to 2010. Other borrowings include our trust preferred issuance of $15.46 million, which is indexed to 3-month LIBOR. We prepaid $25.0 million of a $75.0 million FHLB convertible advance that carried a 4.0% interest rate during the first quarter of 2011. The advance was a structured borrowing where the interest rate floated with 3-month LIBOR, but changed to a 4.0% fixed cost in the first quarter of 2011.

Provision for Loan Losses

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

Noninterest Income

Noninterest income consists of all revenues that are not included in interest and fee income related to earning assets. Noninterest income for 2011, exclusive of the impact of OTTI charges and gains on the sale of securities, was $32.56 million compared to $32.42 million in 2010, an increase of $135 thousand, or 0.42%. See “Financial Position – Available-for-Sale Securities” for information relating to our securities.

Wealth management income, which includes fees for trust services and commission and fee income generated for investment advisory services, decreased $318 thousand in 2011 to $3.51 million compared to 2010, as a result of a decrease in advisory service revenue. Service charges on deposit accounts increased $110 thousand in 2011 to $13.24 million compared to 2010, as a result of an increase in non-sufficient funds fee income. Other service charges, commissions and fees reflected an increase of $648 thousand in 2011 compared to 2010, primarily due to a continued increase in debit card interchange income as our customers increasingly chose card-based payment delivery systems.

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

During 2011we recognized net securities gains of $5.26 million, a decrease of $3.01 million from net securities gains of $8.27 million recognized in 2010.

Noninterest Expense

Total noninterest expense was $68.92 million for 2011, a decrease of $1.03 million from 2010. Salaries and benefits decreased $402 thousand in 2011 compared to 2010. At December 31, 2011, we had total full-time equivalent employees of 633 compared to 683 at December 31, 2010. Full-time equivalent employees are calculated using the number of hours worked. Greenpoint accounted for 48 full-time equivalent employees at year-end 2011 compared to 59 at year-end 2010. Total full-time equivalent employees at the Bank and its investment advisory firm totaled 585 at December 31, 2011, a decrease of 39 full-time equivalent employees since December 31, 2010. Medical insurance costs increased $517 thousand, or 17.38%, and 401(k) employer matching costs increased $217 thousand, or 19.34%. We also deferred $269 thousand less in direct loan origination costs than in 2010 primarily due to lower origination volumes.

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

Other operating expenses decreased $32 thousand in 2011 to $20.31 million, as compared to 2010. Contributing to the reduction in other operating expenses were decreases in professional accounting fees, service fees, and regulatory assessments of $553 thousand, $373 thousand, and $211 thousand, respectively. These decreases were partially offset by increases in interchange expenses, consulting fees, communications expenses, and legal fees of $267 thousand, $151 thousand, $148 thousand, and $107 thousand, respectively. Also included in other operating expenses was a $362 thousand increase in losses and other expenses related to foreclosed properties, which was $3.44 million in 2011 compared to $3.08 million in 2010. As of December 31, 2011, we recognized a goodwill impairment of $1.24 million in the insurance reporting unit. Despite strong operating performance and positive market experience in sales of our non-core agencies, market multiples and other valuation indicators remained depressed resulting in a lower valuation of the insurance reporting unit.

Income Tax Expense

Consolidated income taxes for 2011 were $9.57 million compared to income taxes of $7.82 million in 2010. For the years ended December 31, 2011 and 2010, the effective tax expense rates were 32.34% and 26.35%, respectively. The increase in the effective rate can be attributed to a reduction in the impact of both tax exempt income and state income taxes combined with a reduction in 2010 income tax expense necessary to reconcile our reported tax expense with the actual expense as presented in our 2009 tax return filed with the Internal Revenue Service and state taxation authorities.

Financial Position

Available-for-Sale Securities

Available-for-sale securities as of December 31, 2012, increased $51.93 million, or 10.76%, compared with December 31, 2011. The market value of securities available-for-sale as a percentage of amortized cost improved to 99.92% at December 31, 2012, compared with 98.13% at December 31, 2011, as a result of improved pricing on certain issues. At December 31, 2012, the average life and duration of the portfolio were 7.25 years and 6.14, respectively. Average life and duration at December 31, 2011, were 7.35 years and 6.02, respectively.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible OTTI. This review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, timing and amount of contractual cash flows, the expectation for that security’s performance, the creditworthiness of the issuer and our intent to hold the security to recovery or maturity. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. In the instance of a debt security which is determined to be other-than-temporarily impaired, we determine the amount of the impairment due to credit and the amount due to other factors. The amount of impairment related to credit is recognized in the Consolidated Statements of Income and the remainder of the impairment is recognized in other comprehensive income.

During the year ended December 31, 2012, we recognized OTTI charges in earnings of $942 thousand compared to $2.29 million recognized during the same period of 2011, which were related to a non-Agency Alt-A residential mortgage-backed security. We recognized no impairment charges on equity securities during 2012 or 2011. At December 31, 2012, our investment in single issue trust preferred securities was comprised of investments in five of the nation’s largest bank holding companies.

The following table details amortized cost and fair value of available-for-sale securities at December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
(Amounts in thousands)
U.S. Government agency securities	$—	$—	$—	$—	$10,000	$9,832
States and political subdivisions	151,119	159,217	131,498	137,815	178,149	176,138
Trust preferred securities:
Single issue	55,707	44,646	55,649	40,244	55,594	41,244
Pooled	—	—	—	—	23	264

Total trust preferred securites	55,707	44,646	55,649	40,244	55,617	41,508
Corporate FDIC insured securities	—	—	13,685	13,718	25,282	25,660
Mortgage-backed securities:
Agency	310,323	315,897	274,384	280,102	209,281	215,013
Non-Agency Alt-A residential	14,215	11,067	15,980	10,030	19,181	11,277

Total mortgage-backed securities	324,538	326,964	290,364	290,132	228,462	226,290
Equity securities	3,446	3,531	419	521	495	636

Total	$534,810	$534,358	$491,615	$482,430	$498,005	$480,064

Held-to-Maturity Securities

Investment securities classified as held-to-maturity are comprised primarily of high grade municipal bonds. Held-to-maturity securities as of December 31, 2012, decreased $2.67 million, or 76.62%, compared with December 31, 2011. The market value of securities held-to-maturity as a percentage of amortized cost improved to 101.96% at December 31, 2012, compared with 101.20% at December 31, 2011.

The following table details amortized cost and fair value of held-to-maturity securities at December 31, 2012, 2011, and 2010:

	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
(Amounts in thousands)
States and political subdivisions	$816	$832	$3,490	$3,532	$4,637	$4,704

Total	$816	$832	$3,490	$3,532	$4,637	$4,704

Loans Held for Sale

Loans held for sale as of December 31, 2012, increased $852 thousand, or 14.64% compared with December 31, 2011. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans at December 31, 2012, was $14.84 million for 88 loans compared to $9.15 million for 53 loans at December 31, 2011.

Loans Held for Investment

Loans held for investment as of December 31, 2012, increased $328.59 million, or 23.54%, compared with December 31, 2011. The increase was primarily due to the Peoples and Waccamaw acquisitions. Average loans held for investment as of December 31, 2012, increased $229.46 million, or 16.60%, compared with December 31, 2011. The average loan to deposit ratio was 87.52% for the year ended December 31, 2012, compared to 86.72% for the same period 2011. The held for investment loan portfolio continues to be well diversified among loan types and industry segments. The following table presents the various loan categories and changes in composition for the five years ended December 31, 2012:

	2012			2011	2010	2009	2008
(Amounts in thousands)	Non- covered	Covered	Total	Non- covered	Non- covered	Non- covered	Non- covered
Commercial loans
Construction, development, and other land	$49,460	$34,569	$84,029	$61,768	$83,812	$102,867	$107,525
Commercial and industrial	88,714	6,972	95,686	91,939	94,123	95,115	83,632
Multi-family residential	65,694	2,611	68,305	77,050	67,824	65,603	46,754
Single family non-owner occupied	135,647	11,693	147,340	106,743	104,960	109,532	85,244
Non-farm, non-residential	445,889	51,486	497,375	336,005	351,904	343,975	315,547
Agricultural	1,709	144	1,853	1,374	1,342	1,251	1,402
Farmland	34,401	1,260	35,661	37,161	36,954	41,034	45,337

Total commercial loans	821,514	108,735	930,249	712,040	740,919	759,377	685,441
Consumer real estate loans
Home equity lines	111,081	81,445	192,526	111,387	111,620	111,597	90,556
Single family owner occupied	472,951	23,557	496,508	473,067	444,197	436,238	426,773
Owner occupied construction	16,223	1,644	17,867	19,577	18,349	22,028	23,085

Total consumer real estate loans	600,255	106,646	706,901	604,031	574,166	569,863	540,414
Consumer and other loans
Consumer loans	78,163	3,674	81,837	67,129	63,475	60,090	66,258
Other	5,666	—	5,666	12,867	7,646	4,601	6,046

Total consumer and other loans	83,829	3,674	87,503	79,996	71,121	64,691	72,304

Total loans held for investment	1,505,598	219,055	1,724,653	1,396,067	1,386,206	1,393,931	1,298,159
Less unearned income	—	—	—	—	—	—	1

	1,505,598	219,055	1,724,653	1,396,067	1,386,206	1,393,931	1,298,158
Less allowance for loan losses	25,770	—	25,770	26,205	26,482	24,277	17,782

Net loans held for investment	$1,479,828	$219,055	$1,698,883	$1,369,862	$1,359,724	$1,369,654	$1,280,376

We maintained no foreign loans in the periods presented. Our loans are made primarily in the five-state region in which we operate. We had no concentrations of loans to one borrower representing 10% or more of outstanding loans at December 31, 2012 or 2011.

At December 31, 2012, commercial loans comprised 53.94% of the total loan portfolio. Commercial and industrial loans include loans to small to mid-size industrial, commercial, and service companies that include, but are not limited to, mining-related companies, natural gas producers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent a variety of sectors of the commercial real estate market, including single family and apartment lessors, commercial real estate lessors, and hotel/motel operators. Underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined size limits on commercial loans. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

At December 31, 2012, consumer oriented real estate loans comprised 40.99% of the total loan portfolio. Residential real estate loans include loans to individuals within our market footprint for the acquisition or construction of owner occupied homes, as well as, home equity loans and lines of credit. Underwriting standards require that borrowers meet certain credit, income and collateral underwriting standards at origination.

The following table details the maturities and rate sensitivity of our non-covered loan portfolio at December 31, 2012:

	Remaining Maturities
(Amounts in thousands)	One Year and Less	Over One to Five Years	Over Five Years	Total
Commercial loans
Construction, development, and other land	$19,161	$23,114	$7,185	$49,460
Commercial and industrial	40,376	39,904	8,434	88,714
Multi-family residential	5,599	47,017	13,078	65,694
Single family non-owner occupied	32,400	90,660	12,587	135,647
Non-farm, non-residential	84,676	275,371	85,842	445,889
Agricultural	800	859	50	1,709
Farmland	5,042	20,840	8,519	34,401

Total commercial loans	188,054	497,765	135,695	821,514
Consumer real estate loans
Home equity lines	8,245	34,779	68,057	111,081
Single family owner occupied	4,011	54,910	414,030	472,951
Owner occupied construction	6,679	558	8,986	16,223

Total consumer real estate loans	18,935	90,247	491,073	600,255
Consumer and other loans
Consumer loans	26,527	45,257	6,379	78,163
Other	1,715	2,967	984	5,666

Total consumer and other loans	28,242	48,224	7,363	83,829

Total loans	$235,231	$636,236	$634,131	$1,505,598

Rate Sensitivity:
Predetermined rate	$143,040	$523,709	$297,445	$964,194
Floating or adjustable rate	92,191	112,527	336,686	541,404

	$235,231	$636,236	$634,131	$1,505,598

The following table details the maturities and rate sensitivity of our covered loan portfolio at December 31, 2012:

	Remaining Maturities
(Amounts in thousands)	One Year and Less	Over One to Five Years	Over Five Years	Total
Commercial loans
Construction, development, and other land	$18,909	$14,133	$1,527	$34,569
Commercial and industrial	2,424	3,350	1,198	6,972
Multi-family residential	228	58	2,325	2,611
Single family non-owner occupied	3,833	3,400	4,460	11,693
Non-farm, non-residential	18,103	21,079	12,304	51,486
Agricultural	28	116	—	144
Farmland	500	460	300	1,260

Total commercial loans	44,025	42,596	22,114	108,735
Consumer real estate loans
Home equity lines	180	2,101	79,164	81,445
Single family owner occupied	7,283	8,334	7,940	23,557
Owner occupied construction	333	1,250	61	1,644

Total consumer real estate loans	7,796	11,685	87,165	106,646
Consumer and other loans
Consumer loans	395	1,651	1,628	3,674
Other	—	—	—	—

Total consumer and other loans	395	1,651	1,628	3,674

Total loans	$52,216	$55,932	$110,907	$219,055

Rate Sensitivity:
Predetermined rate	$37,464	$40,076	$20,095	$97,635
Floating or adjustable rate	14,752	15,856	90,812	121,420

	$52,216	$55,932	$110,907	$219,055

The balance of construction loans with maturities of over five years includes construction to permanent loans which have not converted to principal and interest payments.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The determination of the allowance requires management to make various assumptions and judgments. As a result, actual loan losses may differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. The ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including, among other things, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications. Management considers the allowance to be adequate based upon analysis of the portfolio as of December 31, 2012; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

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

Our allowance for loan losses for non-covered loans was reduced $435 thousand to $25.77 million at December 31, 2012, compared to $26.21 million at December 31, 2011. The allowance for loan losses for non-covered loans as a percentage of non-covered loans held for investment was 1.71% at December 31, 2012, compared with 1.88% at December 31, 2011. The decrease between year-end 2012 and 2011 was largely due to the addition of Peoples’ loans at fair value with no corresponding allowance for loan losses. The portfolio will continue to be monitored for possible deterioration in credit, which may result in the need to record an allowance for loan losses in a future period. As a result of stable credit metrics and the general downward trend in net charge-offs over recent quarters, management deemed the reduced allowance and provision for loan losses as adequate and directionally consistent. Further, a trend of generally improving charge-off ratios reduced the quantitative estimate of probable losses in the allowance for loan loss methodology. There was no allowance for covered loans as of December 31, 2012. Additional information regarding the determination of the allowance for loan losses can be found in “Note 1 – Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 herein.

The following table summarizes the activity within our allowance for loan losses related to non-covered loans by loan type for the five years ended December 31, 2012:

(Amounts in thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of period	$26,205	$26,482	$24,277	$17,782	$12,833
Acquisition balances	—	—	—	—	1,169
Charge-offs:
Commercial loans
Construction, development, and other land	286	1,908	2,711	1,541	2,079
Commercial and industrial	113	417	2,900	3,263	939
Multi-family residential	209	2,551	697	—	51
Single family non-owner occupied	2,502	1,812	1,665	550	320
Non-farm, non-residential	643	1,074	1,666	1,076	555
Agricultural	—	—	6	7	60
Farmland	61	219	—	50	—
Consumer real estate loans
Home equity lines	851	691	1,089	395	333
Single family owner occupied	1,842	1,615	1,594	1,349	972
Owner occupied construction	9	195	4	101	126
Consumer and other loans
Consumer loans	403	448	514	1,043	952
Other	585	530	756	980	984

Total charge-offs	7,504	11,460	13,602	10,355	7,371

	2012	2011	2010	2009	2008
Recoveries:
Commercial loans
Construction, development, and other land	17	817	37	21	5
Commercial and industrial	93	271	83	459	572
Multi-family residential	125	68	12	—	—
Single family non-owner occupied	109	121	39	48	8
Non-farm, non-residential	280	148	144	106	763
Agricultural	1	1	32	4	1
Farmland	1	—	31	—	—
Consumer real estate loans
Home equity lines	76	155	12	1	—
Single family owner occupied	213	63	52	62	113
Owner occupied construction	—	34	6	2	—
Consumer and other
Consumer loans	152	139	163	346	243
Other	324	319	439	—	220

Total recoveries	1,391	2,136	1,050	1,049	1,925

Net charge-offs	6,113	9,324	12,552	9,306	5,446
Provision charged to operations	5,678	9,047	14,757	15,801	9,226

Allowance for loan losses at end of period	$25,770	$26,205	$26,482	$24,277	$17,782

Ratio of net charge-offs to average loans outstanding	0.41%	0.67%	0.90%	0.70%	0.45%
Ratio of allowance for loan losses to total loans outstanding	1.71%	1.88%	1.91%	1.74%	1.37%

The following table details the allocation of the allowance for loan losses and the percent of loans in each category to total loans for the five years ended December 31, 2012. There was no allowance for loan losses related to covered loans for any period presented.

	2012		2011		2010		2009		2008
	Amount(1)	Percent(2)	Amount(1)	Percent(2)	Amount(1)	Percent(2)	Amount(1)	Percent(2)	Amount(1)	Percent(2)
(Amounts in thousands)
Non-covered loans:
Commercial loans
Construction, development, and other land	$1,214	3%	$1,892	4%	$3,991	6%	$4,014	7%	$2,234	9%
Commercial and industrial	4,359	5%	3,716	7%	4,511	7%	5,096	7%	2,519	6%
Multi-family residential	1,630	4%	1,889	6%	1,081	5%	449	5%	117	4%
Single family non-owner occupied	4,367	8%	2,960	8%	3,212	8%	2,263	8%	1,959	6%
Non-farm, non-residential	5,259	26%	6,933	24%	2,846	25%	3,931	25%	3,154	24%
Agricultural	22	0%	19	0%	19	0%	42	0%	31	0%
Farmland	416	2%	343	3%	70	3%	75	3%	49	4%
Consumer real estate loans
Home equity lines	1,574	6%	1,365	8%	2,138	8%	1,198	8%	749	7%
Single family owner occupied	5,995	27%	6,134	34%	6,657	32%	4,690	31%	4,060	33%
Owner occupied construction	337	1%	212	1%	193	1%	186	2%	431	2%
Consumer and other loans
Consumer loans	597	5%	742	5%	1,764	5%	1,990	4%	2,029	5%
Other	—	0%	—	1%	—	1%	—	0%	—	0%
Unallocated	—		—		—		343		450

Total Non-covered loans	25,770	87%	26,205	100%	26,482	100%	24,277	100%	17,782	100%
Covered loans	—	13%	—	0%	—	0%	—	0%	—	0%

Total	$25,770	100%	$26,205	100%	$26,482	100%	$24,277	100%	$17,782	100%

(1)	The dollar amount of the allowance for loan losses allocated per loan class.
(2)	The percentage of loans in each loan class to total loans.

Risk Elements

Nonperforming assets consist of loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Loans acquired with credit deterioration through business combinations, for which a discount exists, are not considered to be nonaccrual as a result of the accretion of the discount based on the expected cash flow of the loans. The following table summarizes the components of nonperforming assets and presents additional detail for nonperforming and restructured loans for the five years ending December 31, 2012:

(Amounts in thousands)	2012	2011	2010	2009	2008
Non-covered loans
Nonaccrual loans	$23,931	$24,487	$19,414	$17,527	$12,763
Accruing loans past due 90 days or more	—	—	—	—	—
TDRs (1)	6,009	600	5,325	1,390	—

Total nonperforming loans	29,940	25,087	24,739	18,917	12,763
OREO not covered under FDIC loss share agreement	5,749	5,914	4,910	4,578	1,326

Total nonperforming assets	$35,689	$31,001	$29,649	$23,495	$14,089

(Amounts in thousands)	2012	2011	2010	2009	2008
Covered loans
Nonaccrual loans	$4,323	$—	$—	$—	$—
Accruing loans past due 90 days or more	—	—	—	—	—

Total nonperforming loans	4,323	—	—	—	—
OREO covered under FDIC loss share agreement	3,255	—	—	—	—

Total nonperforming assets	$7,578	$—	$—	$—	$—

Total loans
Nonaccrual loans	$28,254	$24,487	$19,414	$17,527	$12,763
Accruing loans past due 90 days or more	—	—	—	—	—
TDRs (1)	6,009	600	5,325	1,390	—

Total nonperforming loans	34,263	25,087	24,739	18,917	12,763
OREO	9,004	5,914	4,910	4,578	1,326

Total nonperforming assets	$43,267	$31,001	$29,649	$23,495	$14,089

Performing TDRs (2)	$6,038	$8,854	$6,866	$2,175	$328
Total TDRs (3)	12,047	9,454	12,191	3,565	328

Gross interest income that would have been recorded under original terms of nonaccrual and restructured loans	2,955	1,154	1,341	698	458
Actual interest income during the period on nonaccrual and restructured loans	264	640	757	395	89

Non-covered loans
Nonperforming loans to total loans	1.99%	1.80%	1.78%	1.36%	0.98%
Nonperforming assets to total assets	1.42%	1.43%	1.32%	1.03%	0.66%
Allowance for loan losses to nonperforming loans	86.07%	104.46%	107.05%	128.33%	139.32%
Allowance for loan losses to total loans	1.71%	1.88%	1.91%	1.74%	1.37%
Total loans (includes covered and noncovered assets)
Nonperforming loans to total loans	1.99%	1.80%	1.78%	1.36%	0.98%
Nonperforming assets to total assets	1.59%	1.43%	1.32%	1.03%	0.66%
Allowance for loan losses to nonperforming loans	75.21%	104.46%	107.05%	128.33%	139.32%
Allowance for loan losses to total loans	1.49%	1.88%	1.91%	1.74%	1.37%

(1)	TDRs restructured within the past six months, excluding nonaccrual TDRs of $3.04 million, $3.04 million, and $108 thousand for the three years ended December 31, 2012. There were no nonaccrual TDRs at December 31, 2009 or 2008.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $792 thousand, $227 thousand, and $48 thousand for the three years ended December 31, 2012. There were no nonaccrual TDRs at December 31, 2009 or 2008.
(3)	Performing and nonperforming TDRs, excluding nonaccrual TDRs of $3.83 million, $3.27 million, and $156 thousand for the three years ended December 31, 2012. There were no nonaccrual TDRs at December 31, 2009 or 2008.

Non-covered loans exclude loans acquired in the Waccamaw transaction that are covered under the FDIC loss share agreements. Non-covered nonperforming assets totaled $35.69 million at December 31, 2012, a $4.69 million increase over December 31, 2011. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.42% at December 31, 2012, compared to 1.43% at December 31, 2011.

Non-covered nonaccrual loans totaled $23.93 million at December 31, 2012, compared to $24.49 million at December 31, 2011. As of December 31, 2012, non-covered nonaccrual loans were largely attributed to the following loan classes: single family non-owner occupied (29.55%); non-farm, non-residential (24.81%); single family owner occupied (21.81%); and commercial and industrial (16.38%). Approximately $4.43 million, or 18.52%, of non-covered nonaccrual loans were attributed to loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs totaled $12.05 million at December 31, 2012, compared to $9.45 million at December 31, 2011. Accruing nonperforming TDRs amounted to $6.01 million, or 49.88%, of total accruing TDRs as of December 31, 2012, as compared to 6.35% of accruing TDRs at December 31, 2011. The allowance for loan losses attributed to TDRs totaled $1.87 million at December 31, 2012, compared to $1.14 million at December 31, 2011.

Ongoing activity within the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were no accruing loans contractually past due 90 days or more as of December 31, 2012.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $5.75 million as of December 31, 2012, a decrease of $165 thousand, or 2.79%, compared with December 31, 2011. As of December 31, 2012, non-covered OREO consisted of 45 properties with an average holding period of 11 months. During the year ended December 31, 2012, the net loss on OREO totaled $966 thousand. Covered OREO is pursuant to the FDIC Loss Share Agreements discussed in “Note 2 – Business Combinations and Branching Activity” of the Notes to Consolidated Financial Statements in Item 8, herein, and is presented net of the related fair value discount. The following table details activity within OREO for the periods indicated:

(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1, 2012	$5,914	$—	$5,914
Acquired	125	5,388	5,513
Additions	7,767	1,190	8,957
Disposals	(6,933)	(2,565)	(9,498)
Valuation adjustments	(1,124)	(758)	(1,882)

Ending balance, December 31, 2012	$5,749	$3,255	$9,004

(Amounts in thousands)	Total
Beginning balance, January 1, 2011	$4,910
Additions	9,722
Disposals	(7,041)
Valuation adjustments	(1,677)

Ending balance, December 31, 2011	$5,914

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $39.0 million as of December 31, 2012, an increase of $2.34 million, or 6.39%, compared with December 31, 2011. The Peoples and Waccamaw acquisitions resulted in an addition of $1.04 million to non-covered delinquent loans at December 31, 2012. Non-covered delinquent loans as a percentage of total non-covered loans measured 2.59% at December 31, 2012, of which loans 30 to 89 days past due comprised 1.00% and nonaccrual loans comprised 1.59%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 1.99% at December 31, 2012, compared to 1.80% at December 31, 2011.

We have considered all loans determined to be impaired in the evaluation of the adequacy of the allowance for loan losses at December 31, 2012. Our allowance for loan losses remained elevated during 2012 due to the continued weakness in the real estate market and the anemic economic conditions experienced during the year. As a result of the elevated levels of charge-offs and in light of the broader economy, we deemed it appropriate to maintain an elevated level of qualitative factors that adjust upward the historical loss rates in its allowance model.

We maintain an active and robust problem credit identification system. When a credit is identified as exhibiting characteristics of weakening, we will assess the credit for potential impairment. Examples of weakening include delinquency and deterioration of the borrower’s capacity to repay as determined by our ongoing credit review function. As part of the impairment review, we evaluate the current collateral value. It is our standard practice to obtain updated third party collateral valuations to assist management in measuring potential impairment of a credit and the amount of the impairment to be recorded, if any.

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

Our Special Assets staff assumes the management and monitoring of all loans determined to be impaired. While awaiting the completion of the third party appraisal, we generally begin to complete the tasks necessary to gain control of the collateral and prepare for liquidation, including, but not limited to engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate. Special Assets staff also regularly reviews the relationship to identify any potential adverse developments during this time.

Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan less the specific reserve is any downward adjustment to the appraised value that our Special Assets staff determines appropriate. These differences generally consist of costs to sell the property, as well as a deflator for the devaluation of property when banks are the sellers, and management deems these fair value adjustments.

Based on prior experience, the Bank does not generally return loans to performing status after the loans have been partially charged off. Credits identified as impaired move quickly through the process towards ultimate resolution of the problem credit except in cases involving bankruptcy and various state judicial processes which may extend the time for ultimate resolution.

Deposits

Total deposits as of December 31, 2012, increased $486.71 million, or 31.53%, compared with December 31, 2011. Noninterest-bearing deposits and interest-bearing demand deposits as of December 31, 2012, increased $103.08 million and $78.17 million, respectively, compared with December 31, 2011. Savings deposits, which include money market accounts and savings accounts, as of December 31, 2012, increased $105.57 million compared with December 31, 2011. Time deposits as of December 31, 2012, increased $199.89 million compared with December 31, 2011. Increases in deposit accounts were primarily due to the Peoples and Waccamaw acquisitions completed during the second quarter of 2012.

Average total deposits as of December 31, 2012, increased $247.54 million, or 15.53%, compared with December 31, 2011. Average noninterest-bearing deposits and average interest-bearing demand deposits as of December 31, 2012, increased $63.72 million and $28.76 million, respectively, compared with December 31, 2011. Average savings deposits, which include money market accounts and savings accounts, as of December 31, 2012, increased $61.17 million compared with December 31, 2011. Average time deposits as of December 31, 2012, increased $93.90 million compared with December 31, 2011. The average rate paid on interest-bearing deposits during 2012 decreased 29 basis points to 0.64% compared with 0.93% in 2011. Throughout 2012, we decreased higher-rate certificates of deposit in an effort to manage net revenues and net interest margin.

Borrowings

Our borrowings consist primarily of securities sold under agreements to repurchase and FHLB advances. Short-term borrowings consist of overnight federal funds purchased and repurchase agreements. There were no federal funds purchased at December 31, 2012, or December 31, 2011. Retail repurchase agreements decreased $1.29 million, or 1.62%, as of December 31, 2012, compared with December 31, 2011. The balance of wholesale repurchase agreements increased $8.20 million, or 16.39%, and the weighted average rate decreased 37 basis points to 3.34% as of December 31, 2012, compared with 3.71% at December 31, 2011. The underlying securities included in retail repurchase agreements remain under our control during the term of the agreements.

Short-term borrowings include overnight federal funds purchased and commercial customer repurchase agreements. Balances and weighted average rates paid on short-term borrowings used in daily operations are summarized as follows:

	2012		2011		2010
(Amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At year-end	$77,922	0.52%	$79,208	0.52%	$90,894	0.77%
Average during the year	78,608	0.57%	83,641	0.65%	97,531	1.02%
Maximum month-end balance	88,908		96,925		108,643

The balance of FHLB borrowings, including convertible and callable advances and fixed rate credit, increased $11.56 million to $161.56 million and the weighted average rate decreased 26 basis points to 3.86% as of December 31, 2012, compared with December 31, 2011. As of December 31, 2012, the FHLB advances had maturities between nine months and nine years.

Also included in other indebtedness is $15.46 million of junior subordinated debentures issued by the Company in October 2003 through FCBI Capital Trust, an unconsolidated trust subsidiary, with an interest rate of three-month LIBOR plus 2.95%. The debentures mature in October 2033 and are currently callable at the option of the Company.

Stockholders’ Equity

Total stockholders’ equity increased $50.59 million, or 16.55%, from $305.73 million at December 31, 2011, to $356.32 million at December 31, 2012. During the second quarter we issued 2,157,005 shares of Common Stock for approximately $26.47 million in connection with the Peoples acquisition. The change in stockholders’ equity during the year ended December 31, 2012, was also due to net income of $28.58 million, dividends declared on common and preferred stock of $9.22 million, and an increase in accumulated other comprehensive income of $5.50 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by state and federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. As of December 31, 2012, the Bank was deemed “well capitalized” under regulatory capital adequacy standards. Our Company’s and the Bank’s capital ratios are presented in the following table for the dates indicated. Our regulatory capital ratios declined as a result of the addition of assets acquired from Peoples and Waccamaw.

	December 31, 2012	December 31, 2011
Total risk-based capital ratio
First Community Bancshares, Inc.	16.70%	18.15%
First Community Bank	15.23%	16.12%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	15.44%	16.89%
First Community Bank	13.97%	14.86%
Tier 1 leverage ratio
First Community Bancshares, Inc.	9.96%	11.50%
First Community Bank	8.98%	10.08%

See “Note 15 – Regulatory Capital Requirements and Restrictions” in the Notes to Consolidated Financial Statements in Item 8 herein.

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

As of December 31, 2012, we maintained total liquidity of $770.42 million comprised of the following: unencumbered cash on hand and deposits with other financial institutions of $144.85 million, unpledged available-for-sale securities of $241.48 million, held-to-maturity securities due within one year of $250 thousand, unused FHLB credit availability of $269.33 million, and federal funds lines availability of $114.51 million. Cash on hand and deposits with other financial institutions, as well as FHLB availability, are immediately available for satisfaction of deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, we do not conduct significant operations and our primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. See “Note 15 – Regulatory Capital

Requirements and Restrictions” of the Notes to Consolidated Financial Statements in Item 8 herein regarding such dividends. Banking regulations limit the amount of dividends that may be paid by the Bank. As of December 31, 2012, our liquid assets, including cash and investment securities, totaled $23.53 million. Our cash reserves and investments, as well as management fee arrangements, provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. Additionally, we maintain a $15.0 million unsecured, committed line of credit. There was no balance on the line as of December 31, 2012.

As of December 31, 2012, approved loan commitments outstanding amounted to $215.77 million and time deposits scheduled to mature in one year or less totaled $525.58 million. Management believes that we have adequate resources to fund outstanding commitments and could either adjust rates on certificates of deposit in order to retain or attract deposits in changing interest rate environments or replace such deposits with advances from the FHLB or other funds providers if it proved to be cost effective to do so.

The following table presents contractual cash obligations as of December 31, 2012:

	Total Payments Due by Period
	Total	Less than One year	One to Three Years	Three to Five Years	More than Five Years
(Amounts in thousands)
Deposits without a stated maturity (1)	$1,196,949	$1,196,949	$—	$—	$—
Overnight security repurchase agreements	67,433	67,433	—	—	—
Certificates of deposit (2)(3)	849,267	525,579	238,289	85,348	51
Term security repurchase agreements	78,119	12,347	4,683	35,172	25,917
FHLB advances (2)(3)	195,531	17,550	12,360	9,588	156,033
Trust preferred indebtedness	26,640	585	1,170	1,170	23,715
Leases	3,899	1,224	1,079	429	1,167

Total	$2,417,838	$1,821,667	$257,581	$131,707	$206,883

(1)	Excludes interest.
(2)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2012. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

Off-Balance Sheet Arrangements

The following table presents detailed information regarding our off-balance sheet arrangements at December 31, 2012:

	Amount of Commitment Expiration Per Period
(Amounts in thousands)	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
Commitments to extend credit
Commercial loans
Construction, development, and other land	$12,799	$3,735	$2,096	$2,212	$4,756
Commercial and industrial	43,133	36,350	6,470	150	163
Multi-family residential	1,092	587	138	32	335
Single family non-owner occupied	2,262	1,914	19	185	144
Non-farm, non-residential	17,701	7,746	1,559	5,915	2,481
Agricultural	383	333	50	—	—
Farmland	1,659	787	872	—	—
Consumer real estate loans
Home equity lines	114,633	9,122	15,295	15,998	74,218
Single family owner occupied	705	257	105	24	319
Owner occupied construction	8,595	4,953	2	525	3,115
Consumer and other loans
Consumer loans	12,451	6,405	472	377	5,197
Other	357	141	—	216	—

Total unused commitments	$215,770	$72,330	$27,078	$25,634	$90,728

Financial letters of credit	$290	$280	$—	$—	$10
Performance letters of credit	6,517	6,129	280	14	94

Total letters of credit	$6,807	$6,409	$280	$14	$104

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Wealth Management Services

As part of our community banking services we offer trust management, estate administration, and investment advisory services through the Bank’s wholly-owned subsidiary, First Community Wealth Management (“FCWM”), which reported assets under management of $876 million and $873 million at December 31, 2012 and 2011, respectively. These assets are not assets of our Company, but are managed under various fee-based arrangements as fiduciary or agent. FCWM manages inter vivos trusts and trusts under will, develops and administers employee benefit plans and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees.

Insurance Services

We offer insurance services through our subsidiary, Greenpoint, which provides commercial and personal lines of insurance. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. Commission revenue was $5.74 million for 2012 compared to $6.20 million for 2011. The decrease in commission revenue reflects the sale of two agency offices during 2011 and soft economic conditions impacting policy and premium levels.

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

	December 31, 2012		December 31, 2011
(Amounts in thousands) Increase (Decrease) in Interest Rates (Basis Points)	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change

300	$10,928	13.2	$8,881	13.0
200	7,455	9.0	6,124	9.0
100	3,606	4.4	3,355	4.9
(100)	(35)	(0.0)	(826)	(1.2)

During the next twelve months we have more assets than liabilities projected to reprice. As a result, projected net interest income will increase if and when benchmark rates increase. If benchmark interest rates decrease further than current levels, projected net interest income will remain roughly level.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In management’s opinion, interest rates have a greater impact on the Company’s consolidated performance than do the effects of general levels of inflation. Interest rates do not necessarily fluctuate in the same direction or to the same extent as the price of goods and services.

ITEM 8.	Financial Statements and Supplementary Data.

Consolidated Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2012	2011
Assets
Cash and due from banks	$50,405	$34,578
Federal funds sold	66,509	1,909
Interest-bearing balances with banks	27,933	10,807

Total cash and cash equivalents	144,847	47,294
Securities available-for-sale	534,358	482,430
Securities held-to-maturity	816	3,490
Loans held for sale	6,672	5,820
Loans held for investment, net of unearned income:
Covered under loss share agreements	219,055	—
Not covered under loss share agreements	1,505,598	1,396,067
Less allowance for loan losses	(25,770)	(26,205)

Loans held for investment, net	1,698,883	1,369,862
FDIC receivable under loss share agreements	48,073	—
Property, plant, and equipment, net	64,868	54,721
Other real estate owned:
Covered under loss share agreements	3,255	—
Not covered under loss share agreements	5,749	5,914
Interest receivable	7,842	6,193
Goodwill	104,866	83,056
Other intangible assets	3,522	4,326
Other assets	105,116	101,683

Total assets	$2,728,867	$2,164,789

Liabilities
Deposits:
Noninterest-bearing	$343,352	$240,268
Interest-bearing	1,686,823	1,303,199

Total deposits	2,030,175	1,543,467
Interest, taxes, and other liabilities	28,816	20,452
Securities sold under agreements to repurchase	136,118	129,208
FHLB advances	161,558	150,000
Other borrowings	15,877	15,933

Total liabilities	2,372,544	1,859,060

Stockholders’ Equity
Preferred stock, par value undesignated; 1,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 or December 31, 2011	—	—
Series A preferred stock, $0.01 par value; 25,000 shares authorized; 17,421 shares issued at December 31, 2012, and 18,921 shares issued at December 31, 2011	17,421	18,921
Common stock, $1 par value; 50,000,000 shares authorized; 20,343,327 shares issued and 20,053,406 shares outstanding at December 31, 2012; 18,082,822 shares issued and 17,849,376 shares outstanding at December 31, 2011	20,343	18,083
Additional paid-in capital	213,829	188,118
Retained earnings	113,013	93,656
Treasury stock, at cost	(6,458)	(5,721)
Accumulated other comprehensive loss	(1,825)	(7,328)

Total stockholders’ equity	356,323	305,729

Total liabilities and stockholders’ equity	$2,728,867	$2,164,789

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(Amounts in thousands, except share and per share data)	2012	2011	2010
Interest Income
Interest and fees on loans held for investment	$96,684	$80,580	$84,741
Interest on securities — taxable	7,830	8,117	12,704
Interest on securities — nontaxable	4,883	5,194	5,943
Interest on deposits in banks	259	285	194

Total interest income	109,656	94,176	103,582

Interest Expense
Interest on deposits	9,972	12,788	19,887
Interest on short-term borrowings	2,515	2,475	2,883
Interest on long-term debt	7,113	6,884	6,955

Total interest expense	19,600	22,147	29,725

Net interest income	90,056	72,029	73,857
Provision for loan losses	5,678	9,047	14,757

Net interest income after provision for loan losses	84,378	62,982	59,100

Noninterest Income
Wealth management income	3,701	3,510	3,828
Service charges on deposit accounts	14,063	13,238	13,128
Other service charges and fees	6,462	5,722	5,074
Insurance commissions	5,743	6,197	6,727
Impairment losses on securities	(942)	(2,285)	(185)
Portion of losses recognized in other comprehensive income	—	—	—

Net impairment losses recognized in earnings	(942)	(2,285)	(185)
Net gains on sale of securities	483	5,264	8,273
Other operating income	7,200	3,888	3,663

Total noninterest income	36,710	35,534	40,508

Noninterest Expense
Salaries and employee benefits	38,667	34,126	34,528
Occupancy expense of bank premises	6,872	6,280	6,438
Furniture and equipment expense	4,145	3,490	3,713
Amortization of intangible assets	804	1,020	1,032
FDIC premiums and assessments	1,612	1,984	2,856
FHLB debt prepayment fees	—	471	—
Merger related expenses	5,093	—	—
Goodwill impairment	—	1,239	1,039
Other operating expense	21,190	20,305	20,337

Total noninterest expense	78,383	68,915	69,943

Income before income taxes	42,705	29,601	29,665
Income tax expense	14,128	9,573	7,818

Net income	28,577	20,028	21,847
Dividends on preferred stock	1,058	703	—

Net income available to common shareholders	$27,519	$19,325	$21,847

Basic earnings per common share	$1.44	$1.08	$1.23

Diluted earnings per common share	$1.40	$1.07	$1.23

Cash dividends per common share	$0.43	$0.40	$0.40

Weighted average basic shares outstanding	19,127,065	17,877,421	17,802,009

Weighted average diluted shares outstanding	20,481,398	18,691,081	17,822,944

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Amounts in thousands, except share and per share data)	2012	2011	2010
Net income	$28,577	$20,028	$21,847
Other comprehensive income, before tax
Available-for-sale securities:
Unrealized gains (losses) on securities available-for-sale with other-than-temporary impairment	1,036	(1,247)	194
Unrealized gains on securities available-for-sale without other-than-temporary impairment	7,280	12,948	8,419
Less: reclassification adjustment for gains realized in net income	(483)	(5,264)	(8,273)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	942	2,285	185

Unrealized gains on available-for-sale securities in OCI	8,775	8,722	525
Benefit plans:
Net actuarial losses on pension and other postretirement benefit plans	(195)	(1,230)	(379)
Amortization of prior service cost, transition asset/obligation, and net actuarial losses included in net periodic benefit cost	268	223	106

Unrealized gains (losses) on benefit plans	73	(1,007)	(273)
Derivative securities:
Unrealized gains on derivative securities	—	30	2,078

Other comprehensive income, before tax	8,848	7,745	2,330
Income tax expense related to items of other comprehensive income	(3,345)	(2,883)	(868)

Other comprehensive income, net of tax	5,503	4,862	1,462

Total comprehensive income	$34,080	$24,890	$23,309

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Amounts in thousands)	2012	2011	2010
Operating activities
Net income	$28,577	$20,028	$21,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,678	9,047	14,757
Depreciation and amortization of property, plant, and equipment	4,034	3,982	4,091
Accretion of discounts and amortization of premiums on investments	2,329	1,611	1,112
Accretion of FDIC receivable for loss share agreements	458	—	—
Amortization of intangible assets	804	1,020	1,032
Goodwill impairment loss	—	1,239	1,039
Gain on sale of loans	(1,065)	(713)	(835)
Equity-based compensation expense	132	98	58
Gain (loss) on sale of property, plant, and equipment	82	(157)	66
Loss on sale of other real estate	1,869	2,367	1,928
Gain on sale of securities	(483)	(5,264)	(8,273)
Net impairment losses recognized in earnings	942	2,285	185
Losses on payments of FHLB debt prepayment fees	—	471	—
Deferred income tax (benefit) expense	(896)	2,362	13,008
Excess tax benefit from share-based compensation	(6)	(5)	(9)
Proceeds from sale of mortgage loans	67,502	45,466	57,479
Origination of mortgage loans	(67,289)	(45,879)	(49,762)
Decrease in accrued interest receivable	2,356	1,482	935
Decrease (increase) in other operating activities	14,589	14,568	(581)

Net cash provided by operating activities	59,613	54,008	58,077

Investing activities
Proceeds from sale of securities available-for-sale	155,600	192,847	170,540
Proceeds from maturities, prepayments, and calls of securities available-for-sale	105,830	49,193	90,633
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	2,690	1,299	2,825
Payments to acquire securities available-for-sale	(245,344)	(234,818)	(248,101)
Collections (originations) of loans, net	75,091	(28,696)	(12,112)
Proceeds from the redemption of FHLB stock, net of purchases	2,101	1,417	1,459
Net cash acquired in acquisitions	152,283	835	(882)
Payments to acquire property, plant, and equipment	(8,008)	(3,065)	(3,743)
Proceeds from sale of property, plant, and equipment	1,151	598	163
Proceeds from sale of other real estate	8,106	6,200	5,025

Net cash provided by (used in) investing activities	249,500	(14,190)	5,807

Financing activities
Net increase (decrease) in noninterest-bearing deposits	12,657	35,117	(3,093)
Net decrease in interest-bearing deposits	(175,132)	(112,605)	(21,912)
Repayments of securities sold under agreements to repurchase	(13,172)	(11,686)	(12,740)
Repayments of long-term debt	(25,769)	(25,260)	(8,208)
Proceeds from issuance of preferred stock	—	18,802	—
Proceeds from stock options exercised	144	32	29
Payments for repurchase of treasury stock	(1,012)	(904)	—
Payments for repurchase of warrants	—	(30)	—
Payments of FHLB debt prepayment fees	—	(471)	—
Excess tax benefit from share-based compensation	6	5	9
Payments of common dividends	(8,162)	(7,155)	(7,121)
Payments of preferred dividends	(1,120)	(558)	—

Net cash used in financing activities	(211,560)	(104,713)	(53,036)

Net increase (decrease) in cash and cash equivalents	97,553	(64,895)	10,848
Cash and cash equivalents at beginning of year	47,294	112,189	101,341

Cash and cash equivalents at end of year	$144,847	$47,294	$112,189

Supplemental information — noncash items
Transfer of other real estate	$9,083	$9,722	$6,793
Loans originated to finance other real estate	$1,405	$151	$—

See Note 1 for detail of income taxes and interest paid and Note 2 for detail of net cash acquired in acquisitions.

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2010	$—	$18,083	$190,967	$66,760	$(9,891)	$(13,652)	$252,267
Net income	—	—	—	21,847	—	—	21,847
Other comprehensive income	—	—	—	—	—	1,462	1,462
Common dividends declared — $0.40 per share	—	—	—	(7,121)	—	—	(7,121)
Equity-based compensation expense	—	—	33	—	25	—	58
Common stock options exercised — 2,631 shares	—	—	(53)	—	82	—	29
Contribution of treasury stock to 401(k) plan — 74,926 shares	—	—	(1,289)	—	2,333	—	1,044
Acquisition of Greenpoint Insurance Group 22,814 shares	—	—	(419)	—	711	—	292

Balance December 31, 2010	$—	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878

Net income	$—	$—	$—	$20,028	$—	$—	$20,028
Other comprehensive income	—	—	—	—	—	4,862	4,862
Common dividends declared — $0.40 per share	—	—	—	(7,155)	—	—	(7,155)
Preferred dividends declared — $37.15 per share	—	—	—	(703)	—	—	(703)
Issuance of preferred stock — 18,921 shares	18,921	—	(119)	—	—	—	18,802
Repurchase of common stock warrants	—	—	(30)	—	—	—	(30)
Equity-based compensation expense	—	—	68	—	30	—	98
Common stock options exercised — 2,969 shares	—	—	(60)	—	92	—	32
Contribution of treasury stock to 401(k) plan — 60,632 shares	—	—	(980)	—	1,801	—	821
Purchase of treasury shares — 81,510 shares at $10.88 per share	—	—	—	—	(904)	—	(904)

Balance December 31, 2011	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729

Net income	$—	$—	$—	$28,577	$—	$—	$28,577
Other comprehensive income	—	—	—	—	—	5,503	5,503
Common dividends declared — $0.43 per share	—	—	—	(8,162)	—	—	(8,162)
Preferred dividends declared — $60.00 per share	—	—	—	(1,058)	—	—	(1,058)
Preferred stock converted to common stock — 103,500 shares	(1,500)	103	1,397	—	—	—	—
Equity-based compensation expense	—	—	115	—	17	—	132
Common stock options exercised — 5,223 shares	—	—	(114)	—	258	—	144
Purchase of treasury shares — 67,438 shares at $15.00 per share	—	—	—	—	(1,012)	—	(1,012)
Acquisition of Peoples Bank of Virginia — 2,157,005 shares	—	2,157	24,313	—	—	—	26,470

Balance December 31, 2012	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

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

Principles of Consolidation

The consolidated financial statements of First Community include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company operates in one business segment, Community Banking. The Community Banking segment consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services. Prior to March 31, 2012, insurance services were reported as a separate operating segment. During the first quarter of 2012, management determined, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280-10-50, that the Insurance Services segment no longer met the quantitative requirements for disclosure due to the sale of certain agencies during the third quarter of 2011. The operations of the Insurance Services segment were reasonably similar to the Community Banking segment; therefore, the two segments have been aggregated for disclosure purposes in the condensed consolidated financial statements. Prior periods have been restated to reflect the Company’s one operating segment, Community Banking.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank (“FHLB”) that are available for immediate withdrawal. Interest and income taxes paid were as follows:

	2012	2011	2010
(Amounts in thousands)
Interest	$19,656	$22,857	$30,609
Income Taxes	10,388	8,500	5,300

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company enters into interest rate lock commitments (“IRLCs”) with customers on mortgage loans with the intent to sell the loans in the secondary market. The derivatives arising from the IRLCs are recorded at fair value in other assets and liabilities and changes in that fair value are included in other income. The fair value of the IRLC derivatives are determined by reference to quoted prices for loans with similar coupon rates and terms. Gains and losses on the sale of those loans are included in other income.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans charged off are credited to the allowance for loan losses in the period received.

Business Combinations and Acquired Loans

The Company accounts for business combinations under FASB ASC Topic 805, “Business Combinations,” which requires the use of the acquisition method of accounting. In accordance with the acquisition method of accounting, all identifiable assets acquired, including loans, are recorded at fair value. No allowance is recorded on the acquisition date for acquired loans because the fair values of the loans incorporate assumptions regarding credit risk. Acquired loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” exclusive of the loss share agreements with the FDIC. The fair value estimates associated with the loans include expected prepayments and the amount and timing of expected principal, interest, and other cash flows. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

Acquired credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality,” formerly American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans exhibit evidence of credit deterioration when it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration, as of the purchase date, may include measures such as nonaccrual status, credit scores, declines in collateral value, current loan to value percentages, and days past due. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest, and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Federal Deposit Insurance Corporation Indemnification Asset

The Federal Deposit Insurance Corporation (the “FDIC”) indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable should the assets be sold. Acquisition date fair value was estimated using projected cash flows related to the loss share agreements based on the expected reimbursements for losses using the applicable loss share percentages and the estimated true-up payment at the expiration of the loss share agreements, if applicable. These cash flows were discounted to reflect the estimated timing of the receipt of the loss share reimbursements from the FDIC and any applicable true-up payment owed to the FDIC for transactions that include claw-back provisions. Discount rates were determined based on the market rate for a similar term security at the time of the acquisition adjusted for additional risk premiums.

The FDIC receivable is reviewed and updated prospectively as loss estimates related to covered loans and other real estate owned (“OREO”) change, and as reimbursements are received or expected to be received from the FDIC. Post-acquisition adjustments to the FDIC receivable resulting from improvements or deterioration in estimated cash flows are charged or credited to noninterest income prospectively. Adjustments to the FDIC receivable resulting from post-acquisition changes in estimated cash flows are based on the reimbursement provision of the applicable loss share agreement with the FDIC. The loss share agreements establish reimbursement rates for losses incurred within certain tranches. Post-acquisition adjustments represent the net change in loss estimates related to covered loans and OREO as a result of changes in expected cash flows and the allowance for loan losses related to covered loans. For loans covered by loss share agreements, subsequent decreases in the amount expected to be collected from the borrower or collateral liquidation result in a provision for loan losses, an increase in the allowance for loan losses, and a proportional adjustment to the receivable from the FDIC for the estimated amount to be reimbursed. Subsequent increases in the amount expected to be collected from the borrower or collateral liquidation result in the reversal of any previously recorded provision for loan losses and related allowance for loan losses and related adjustments to the receivable from the FDIC, or prospective adjustment to the accretable yield and the related receivable from the FDIC if no provision for loan losses had been recorded previously. Collection and other servicing costs related to loans covered under FDIC loss share agreements are charged to noninterest expense as incurred. A receivable from the FDIC is then recorded for the estimated amount of such expenses that are expected to be reimbursed and results in a decrease to noninterest expense. The estimated amount of such reimbursements is determined by several factors including the existence of loan participation agreements with other financial institutions, the presence of partial guarantees from the Small Business Administration and whether a reimbursable loss has been recorded on the loan for which collection and servicing costs have been incurred. Future adjustments to the receivable from the FDIC may be necessary as additional information becomes available related to the amount of previously recorded collection and servicing costs that will actually be reimbursed by the FDIC and the probable timing of such reimbursements.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Although management uses available information to estimate losses on loans, because of uncertainties associated with local, regional, and national economic conditions, collateral values, and future cash flows on impaired loans, and subjection of the allowance model to the review of regulatory authorities, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

Long-term Investments

Certain long-term equity investments representing less than 20% ownership are accounted for under the cost method, are carried at cost, and are included in other assets. At December 31, 2012 and 2011, these equity investments totaled $1.63 million and $574 thousand, respectively. These investments in operating companies represent required long-term investments in insurance, investment, and service company affiliates or consortiums which serve as vehicles for the delivery of various support services. In accordance with the cost method, dividends received are recorded as current period revenues and there is no recognition of the Company’s proportionate share of net operating income or loss. The Company has determined that fair value measurement is not practical, and further, nothing has come to the attention of the Company that would indicate impairment of any of these investments.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”) and FRB of Richmond (“FRB Richmond”). The Company feels the FHLBA ownership position provides access to relatively inexpensive wholesale and overnight funding. FHLBA and FRB Richmond stock are reported as long-term investments in “Other assets” on the Company’s “Consolidated Balance Sheets.” At December 31, 2012 and 2011, the Company owned $11.30 million and $10.82 million, respectively, of FHLBA stock. The Company’s policy is to review the stock for impairment at each reporting period. During the years ended December 31, 2012 and 2011, the FHLBA paid quarterly dividends and repurchased excess activity-based stock. Based on the Company’s review and publicly available information concerning the FHLBA, it believes that as of December 31, 2012, its FHLBA stock was not impaired. At December 31, 2012 and 2011, the Company owned $5.57 and $4.78 million, respectively, of FRB Richmond stock.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Goodwill and Other Intangible Assets

The excess of the cost of an acquired company over the fair value of the net assets and identified intangibles acquired is recorded as goodwill. The net carrying amount of goodwill was $104.87 million and $83.06 million at December 31, 2012 and 2011, respectively. A portion of the purchase price in certain transactions has been allocated to values associated with the future earnings potential of acquired deposits and is amortized over the estimated lives of the deposits that range from one to six years while the weighted average remaining life of these core deposits is 5.0 years. As of December 31, 2012 and 2011, the balance of core deposit intangibles was $1.70 million and $2.20 million, respectively, net of corresponding accumulated amortization of $6.24 million and $5.74 million, respectively. As of December 31, 2012 and 2011, the balance of all intangibles was $3.52 million and $4.33 million, respectively, net of corresponding accumulated amortization of $8.59 million and $7.41 million, respectively. The annual amortization expense for all intangible assets for 2013 and the succeeding four years is $728 thousand, $706 thousand, $706 thousand, $600 thousand, and $327 thousand, respectively. The acquisitions of Peoples and Waccamaw resulted in the addition of $10.21 million and $10.90 million, respectively, in goodwill for the period ended December 31, 2012.

Goodwill is tested annually in the fourth quarter for possible impairment by comparing the fair value of each reporting unit to its book value, including goodwill (step 1). If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. However, if the book value of the reporting unit is greater than its determined fair value, goodwill impairment may exist and further testing is required to determine the amount, if any, of the actual impairment loss (step 2). The step 1 test utilizes a combination of two methods to determine the fair value of the reporting units. The Company maintains two reporting units, Community Banking and Insurance Services. For both reporting units, a discounted cash flow model is created projecting cash flows from operations of the business reporting unit, the results of which are weighted 70%. For the Community Banking reporting unit a market multiple model utilizes price to net income and price to tangible book value inputs for closed transactions and for certain common sized institutions and the results are weighted 30%. For the Insurance Services reporting unit the market multiple model primarily utilizes price to sales for closed transactions and

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

certain similar industry public companies and the results are weighted 30%. The end results for both reporting units are then compared to the respective book values to consider if impairment is evident. To determine the overall reasonableness of the reporting unit computations, the combined computed fair value is then compared to the overall market capitalization of the consolidated Company to determine the level of implied control premium. The analysis performed for 2012 indicated no impairment at either reporting unit while the analysis performed for 2011 indicated an impairment of goodwill at the Insurance Services reporting unit of $1.24 million.

The progression of the Company’s goodwill and intangible assets for continuing operations for the three years ended December 31, 2012, is detailed in the following table:

(Amounts in thousands)	Goodwill	Other Intangible Assets
Balance at December 31, 2009	$84,648	$6,413
Acquisitions and dispositions, net	1,305	344
Amortization	—	(1,032)
Impairment	(1,039)	—

Balance at December 31, 2010	$84,914	$5,725

Acquisitions and dispositions, net	(619)	(379)
Amortization	—	(1,020)
Impairment	(1,239)	—

Balance at December 31, 2011	$83,056	$4,326

Acquisitions and dispositions, net	21,810	—
Amortization	—	(804)

Balance at December 31, 2012	$104,866	$3,522

Other Assets

In addition to FHLB stock and FRB stock, other assets included $46.24 million and $44.39 million in the cash surrender value of life insurance policies owned by the Company at December 31, 2012 and 2011, respectively, and $23.79 million and $18.88 million in net deferred tax assets at December 31, 2012 and 2011, respectively.

In connection with bank-owned life insurance, the Company entered into Life Insurance Endorsement Method Split Dollar Agreements with certain of the individuals whose lives are insured. Under these agreements, the Company shares 80% of the death benefits (after recovery of cash surrender value) with the designated beneficiaries of the plan participants under life insurance contracts. The Company, as owner of the policies, retains a 20% interest in life proceeds in excess of its 100% interest in the cash surrender value of the policies. Split dollar agreements totaled $873 thousand at December 31, 2012 and 2011. Expenses associated with split dollar agreements totaled $77 thousand for the year ended 2012. The Company recorded income of $316 thousand on split dollar agreements for the year ended 2011 as a result of revised projections that indicated lower expenses than previously accrued. Expenses associated with split dollar agreements totaled $72 thousand for the year ended 2010.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loan Interest Income Recognition

Accrual of interest on loans is generally based on the daily amount of principal outstanding. Loans are considered past due when either principal or interest payments are delinquent by 30 or more days. It is the Company’s policy to discontinue the accrual of interest, if warranted, on loans based on the payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income and interest accrued and not collected from prior years is charged to the allowance for loan losses. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis. Accrual of interest on non-accrual loans may be resumed if the loan is brought current and follows a period of sustained performance, including six months of regular principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more.

Loan Fee Income

Loan origination and underwriting fees are reduced by direct costs associated with loan processing, including salaries, review of legal documents and obtainment of appraisals. Net origination fees and costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period. Net deferred loan fees were $2.36 million and $1.69 million at December 31, 2012 and 2011, respectively

Advertising Expenses

Advertising costs are generally expensed as incurred. Amounts recognized for the three years ended December 31, 2012, are detailed in “Note 16 – Other Operating Income and Expense” of the Notes to Consolidated Financial Statements in Item 8 herein.

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

The Company includes interest and penalties related to income tax liabilities in income tax expense. The Company and its subsidiaries’ tax filings for the years ended December 31, 2008 through 2011 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2012	2011	2010
(Amounts in thousands, except share and per share data)
Net income	$28,577	$20,028	$21,847
Dividends on preferred stock	1,058	703	—

Net income available to common shareholders	$27,519	$19,325	$21,847

Weighted average common shares outstanding, basic	19,127,065	17,877,421	17,802,009
Diluted shares for stock options	68,485	5,293	12,463
Contingently issuable shares	—	—	8,472
Convertible preferred shares	1,285,848	808,367	—

Weighted average common shares outstanding, diluted	20,481,398	18,691,081	17,822,944

Basic earnings per common share	$1.44	$1.08	$1.23
Diluted earnings per common share	$1.40	$1.07	$1.23

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share is convertible into 69 shares of the Company’s Common Stock (“Common Stock”) at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014. There were 17,421 shares of Series A Preferred Stock outstanding at December 31, 2012, and 18,921 shares outstanding at December 30, 2011.

The following outstanding options and warrants to purchase Common Stock were excluded from the calculation of diluted earnings per share because the exercise price was greater than the market value of the Common Stock, which would result in an antidilutive effect on diluted earnings per share:

	2012	2011	2010
Options	425,709	395,633	395,285
Warrants	—	—	88,273

Variable Interest Entities

The Company maintains ownership positions in various entities which it deems variable interest entities (“VIE’s”). These VIE’s include certain tax credit limited partnerships and other limited liability companies which provide aviation services, insurance brokerage, title insurance, and other financial and related services. Based on the Company’s analysis, it is a non-primary beneficiary; accordingly, these entities do not meet the criteria for consolidation. The carrying value of VIE’s was $3.04 million and $1.70 million at December 31, 2012

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and 2011, respectively. The Company’s maximum possible loss exposure was $3.04 million and $1.70 million at December 31, 2012 and 2011, respectively. Management does not believe net losses, if any, resulting from its ownership in these entities will be material.

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

During the third quarter of 2012, the Company discovered certain overstatements of loan charge-offs reported in prior periods beginning in 2007 which resulted from not recognizing the impact of interest payments that had been applied to principal for loans that were on non-accrual status. The error was discovered during the Company’s core system conversion completed during the third quarter of 2012. The overstatements of charge-offs resulted in an overstatement of provision for loan losses and corresponding understatement of pre-tax income that totaled $321 thousand, $639 thousand, and $938 thousand for the years ended December 31, 2009, 2010, and 2011, respectively. The total periodic charge-off overstatements from 2007 to year-end 2011 approximated $2.39 million. Management analyzed the error to determine if any of the prior years were materially misstated and determined that they were not. Management also determined that correcting the error in the current year would not materially misstate the current year’s results. The Company recorded the correction of understated pre-tax income for the prior periods in the quarter ended September 30, 2012, through an increase to other income in the amount of $2.39 million.

Accounting Standards Updates

In February 2013, the FASB issued Accounting Standard Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

period. For other amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. This update is effective prospectively for interim and annual periods beginning on or after December 15, 2012. The Company is evaluating the impact the guidance is expected to have on the Company’s financial statements.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” to address the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and early adoption is permitted. The Company is evaluating the impact the guidance is expected to have on the Company’s financial statements.

In September 2011, FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which simplifies how an entity tests goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is necessary to perform additional impairment testing. The Company adopted the provisions of the guidance during the first quarter of 2012. The adoption of the guidance had no impact on the Company’s financial statements in 2012; however, the Company may consider the qualitative factors in future periods.

In June 2011, FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removed the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate, but consecutive, statements. The guidance does not change the items that must be reported in other comprehensive income (“OCI”). The Company adopted the provisions of the guidance during the first quarter of 2012 to present two separate, but consecutive, statements. The adoption of the guidance resulted in the inclusion of a separate statement, “Consolidated Statements of Comprehensive Income,” immediately proceeding the “Consolidated Statements of Income” as presented above.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRS,” which provides largely identical guidance about fair value measurement and disclosure requirements for International Financial Reporting Standards (“IFRS”) and GAAP. The new standards do not extend the use of fair value but rather provide guidance about how fair value should be determined where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The Company adopted the provisions of the guidance during the first quarter of 2012. The adoption of the guidance had no significant impact on the Company’s financial statements other than increased disclosure. See “Note 17 – Fair Value” herein for additional disclosures.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Business Combinations and Branching Activity

The Company accounts for business combinations under FASB ASC Topic 805, “Business Combinations,” which requires the use of the acquisition method of accounting. In accordance with the acquisition method of accounting, all identifiable assets acquired, including loans, are recorded at fair value. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. In accordance with FASB ASC Topic 310-30, the Company aggregated purchase credit impaired loans that have common risk characteristics into pools within the following loan categories: construction and development, commercial and industrial, commercial real estate, consumer, home equity lines of credit, residential real estate – 1st lien, residential real estate – 2nd lien, and lines of credit.

Peoples Bank of Virginia

On May 31, 2012, the Company completed the acquisition of Peoples Bank of Virginia (“Peoples”), a commercial bank headquartered in Richmond, Virginia. At acquisition, Peoples had total assets of $275.76 million, total loans of $184.84 million, total deposits of $232.75 million, and common equity of $42.27 million. The transaction was accounted for under the purchase method of accounting and accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The acquisition expands the Company’s existing presence in the Richmond, Virginia market by four branches and affords the opportunity to realize certain operating cost savings.

Peoples’ shareholders received $6.08 in cash and 1.07 shares of Common Stock for each share of Peoples’ common stock resulting in a purchase price of approximately $40.28 million, which includes Common Stock valued at $26.47 million and total cash consideration of $12.26 million. In connection with the transaction, the Company issued 2,157,005 shares of Common Stock with an estimated fair value of $12.27 per share. The preliminary purchase price has been allocated to the identifiable tangible and intangible assets resulting in an addition to goodwill of $10.21 million. Because the consideration paid was greater than the net fair value of the assets acquired and liabilities assumed, the Company recorded goodwill as part of the acquisition. The Company does not expect any goodwill recorded in connection with the acquisition to be deductible for tax purposes.

The Company estimated the fair value of assets acquired and liabilities assumed using expected cash flows discounted at appropriate rates of interest. The estimated fair values, including identifiable intangible assets, are preliminary and subject to refinement for up to one year after the closing date of the acquisition.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consideration transferred and the net assets acquired in connection with the Peoples acquisition are presented as of the acquisition date:

(Amounts in thousands, except share data)
Consideration
Cash consideration	$12,259
Common stock — 2,157,005 shares	26,469
Cash in lieu of fractional shares	2
Stock option consideration	1,547

Fair value of consideration paid	$40,277

Identifiable assets
Cash and cash equivalents	$81,834
Securities	2,917
Loans	166,471
Property, plant, and equipment	3,432
Other assets	10,295

Identifiable assets	$264,949

Identifiable liabilities
Total deposits	234,146
Other liabilities	741

Identifiable liabilities	234,887
Identifiable net assets acquired	30,062

Goodwill recorded for acquisition	$10,215

The following table presents the carrying amount of acquired loans at May 31, 2012, which consist of loans with no credit deterioration, or performing loans, and loans with credit deterioration, or impaired loans.

	May 31, 2012
	Purchased Performing	Purchased Impaired	Total
(Amounts in thousands)
Commercial loans
Construction, development, and other land	$9,641	$9,426	$19,067
Commercial and industrial	17,583	2,418	20,001
Multi-family residential	2,111	3,152	5,263
Non-farm, non-residential	75,399	12,193	87,592

Total commercial loans	104,734	27,189	131,923
Consumer real estate loans
Home equity lines	7,637	336	7,973
Single family owner occupied	18,767	5,078	23,845

Total consumer real estate loans	26,404	5,414	31,818
Consumer and other loans
Consumer loans	2,730	—	2,730

Loans acquired at fair value	$133,868	$32,603	$166,471

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the acquired performing loans receivable at the acquisition date. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

May 31, 2012
(Amounts in thousands)
Contractually required principal payments receivable	$139,275
Fair value of adjustment for credit, interest rate, and liquidity	(5,407)

Fair value of performing loans receivable	$133,868

The following table presents the acquired impaired loans receivable at acquisition. The Company has not noted any further deterioration in the acquired impaired loan portfolio.

May 31, 2012
(Amounts in thousands)
Contractually required payments receivable	$48,826
Nonaccretable difference	(12,823)

Cash flows expected to be collected	36,003
Accretable difference	(3,400)

Fair value of acquired impaired loans	$32,603

The Company’s operating results for the year ended December 31, 2012, include the impact of the Peoples acquisition since May 31, 2012. The following table presents proforma information as if the acquisition had occurred on January 1, 2011. Proforma adjustments totaling $1.32 million included $1.49 million related to loan interest income, $547 thousand related to the reduction of time deposit interest expense, and $713 thousand related to income tax expense. The information presented does not necessarily reflect the results of operation that would have occurred had the acquisition been completed at the beginning of each fiscal period, nor does it indicate future consolidated results. The Company incurred merger related expenses related to the Peoples acquisition of $3.33 million during the year ended December 31, 2012.

	Actual Since Acquisition through December 31, 2012	Proforma Year Ended December 31,
		2012	2011
(Amounts in thousands)
Total revenues	$6,906	$151,201	$144,170
Net income	2,635	28,263	22,743

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Pursuant to the Agreement, the Bank received a discount of $15.0 million on the assets acquired and did not pay the FDIC a premium to assume all customer deposits. Most of the loans and foreclosed real estate purchased are covered by loss share agreements between the FDIC and the Bank. Under the loss share agreements, the FDIC will cover 80% of loan and foreclosed real estate losses and certain collection costs. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC, at the applicable loss share percentage at the time of recovery. The loss share agreement applicable to single family assets, including loans and OREO, provides for FDIC loss sharing and Bank reimbursement to the FDIC for ten years. The loss share agreement applicable to commercial assets, including loans and OREO, provides for FDIC loss sharing for five years and Bank reimbursement of recoveries to the FDIC for eight years. As of the date of acquisition, we calculated the amount of such reimbursements that we expect to receive from the FDIC using the present value of anticipated cash flows from the loss share agreements based on the adjustments estimated for each pool of loans and the estimated losses on foreclosed assets. In accordance with FASB ASC Topic 805, the FDIC indemnification asset was initially recorded at its fair value, and is measured separately from the loan assets and foreclosed assets because the loss share agreements are not contractually embedded in them or transferable with them in the event of disposal. The balance of the FDIC indemnification asset increases and decreases as the expected and actual cash flows from the covered assets fluctuate, as loans are paid off or impaired and as loans and foreclosed assets are sold. There are no contractual interest rates on this contractual receivable from the FDIC; however, a discount was recorded against the initial balance of the FDIC indemnification asset in conjunction with the fair value measurement as this receivable will be collected over the term of the loss share agreements. This discount will be accreted to non-interest income over future periods.

The purchase accounting adjustments and the loss share arrangements with the FDIC significantly impact the effects of the acquired entity on the ongoing operations of the Company. Additionally, disclosure of pro forma financial information is made more difficult by the nature of Waccamaw’s operations prior to the date of the combination. Accordingly, no pro forma financial information has been presented.

Goodwill of $10.90 million was recorded as part of the acquisition of Waccamaw. The amount of the goodwill was equal to the amount by which the fair value of liabilities assumed exceeded the fair value of assets acquired, and resulted from the discount bid on the assets acquired and the impact of the FDIC loss share agreements. The Company incurred merger related expenses related to the Waccamaw acquisition of $1.76 million during the year ended December 31, 2012.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the assets acquired and liabilities assumed as of June 8, 2012, as recorded by Waccamaw on the acquisition date and as adjusted for purchase accounting adjustments:

(Amounts in thousands)	Balances Acquired from FDIC	Fair Value and Purchase Adjustments	Recorded Investment
Assets
Cash and due from banks (1)	$44,809	$—	$44,809
Interest-bearing deposits in banks	40,140	—	40,140

Total cash and cash equivalents	84,949	—	84,949
Securities available-for-sale	60,002	—	60,002
Loans held for investment, net of unearned income	318,348	(65,498)	252,850
FDIC receivable under loss share agreements	—	49,755	49,755
Property, plant, and equipment, net	4,102	—	4,102
Other real estate owned	9,347	(3,959)	5,388
Interest receivable	1,363	—	1,363
Other assets	5,264	(194)	5,070

Total assets	$483,375	$(19,896)	$463,479

Liabilities
Deposits:
Noninterest-bearing	$47,892	$—	$47,892
Interest-bearing	366,233	912	367,145

Total deposits	414,125	912	415,037
Securities sold under agreements to repurchase	17,042	3,040	20,082
FHLB advances	35,000	2,271	37,271
Other borrowings	345	1,646	1,991

Total Liabilities	$466,512	$7,869	$474,381

Net assets acquired over (under) liabilities assumed	$16,863	$(27,765)	$(10,902)

Excess of net assets acquired over liabilities assumed	$16,863

Aggregate fair value and purchase adjustments		$(27,765)

Goodwill on acquisition			$10,902

(1)	Includes $17.27 million transferred to the FDIC in connection with the acquisition.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the carrying amount of acquired loans at June 8, 2012, which consist of loans with no credit deterioration, or performing loans, and loans with credit deterioration, or impaired loans.

	June 8, 2012
(Amounts in thousands)	Purchased Performing	Purchased Impaired	Total
Commercial loans
Construction, development, and other land	$19,690	$7,314	$27,004
Commercial and industrial	9,027	1,817	10,844
Multi-family residential	2,462	926	3,388
Non-farm, non-residential	45,768	24,440	70,208
Agricultural	321	2	323
Farmland	1,522	1,045	2,567

Total commercial loans	78,790	35,544	114,334
Consumer real estate loans
Home equity lines	21,439	68,081	89,520
Single family owner occupied	25,509	13,026	38,535

Total consumer real estate loans	46,948	81,107	128,055
Consumer and other loans
Consumer loans	9,540	921	10,461

Loans acquired at fair value	$135,278	$117,572	$252,850

The following table presents the acquired performing loans receivable at the acquisition date. The amounts include principal only and do not reflect accrued interest as of the date of the acquisition or beyond:

June 8, 2012
(Amounts in thousands)
Contractually required principal payments receivable	$151,883
Fair value of adjustment for credit, interest rate, and liquidity	(16,605)

Fair value of performing loans receivable	$135,278

The following table presents the acquired impaired loans receivable at acquisition. The Company has not noted any further deterioration in the acquired impaired loan portfolio.

June 8, 2012
(Amounts in thousands)
Contractually required payments receivable	$211,042
Nonaccretable difference	(66,989)

Cash flows expected to be collected	144,053
Accretable difference	(26,481)

Fair value of acquired impaired loans	$117,572

Greenpoint

Greenpoint has acquired seven insurance agencies and sold three since its acquisition by the Company in 2007. During 2012, Greenpoint did not acquire or sell any insurance agencies; however, $366 thousand was received from earn-out payments related to agency sales in 2011. During 2011, Greenpoint received aggregate cash of

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$1.58 million from the sale of two insurance agencies. During 2010, Greenpoint paid aggregate cash consideration of $190 thousand in connection with the acquisition of one insurance agency. For acquisitions that occurred prior to 2009, terms call for issuing further cash consideration of $1.31 million if certain operating targets are met. If those targets are met, the value of the consideration ultimately paid will be added to the costs of the acquisitions. Acquisitions that occurred prior to 2012 added $692 thousand, $680 thousand, and $1.17 million of goodwill and intangibles to the Company’s balance sheet in 2012, 2011, and 2010, respectively. As of December 31, 2012, the acquisition of Greenpoint, and subsequent agency acquisitions and sales, have added $9.82 million of goodwill and intangibles to the Company’s balance sheet, net of corresponding amortization of $1.96 million.

Net Cash Paid (Received) for Acquisitions

The following table summarizes the net cash provided by or used in acquisitions and divestitures during the three years ended December 31, 2012. Net cash paid (received) for acquisitions include transactions that occurred during the current and prior years.

	2012	2011	2010
(Amounts in thousands)
Fair value of investments acquired	$62,919	$—	$—
Fair value of loans acquired	419,320	—	—
Fair value of premises and equipment acquired	7,535	—	—
Fair value of other assets	255,924	—	—
Fair value of deposits assumed	(649,184)	—	—
Fair value of other liabilities assumed	(60,085)	—	—
Purchase price in excess of net assets acquired	21,810	680	1,650

Total purchase price	58,239	680	1,650

Less non-cash purchase price	26,469	—	768
Less cash acquired	184,053	—	—

Net cash (received) paid for acquisition	$(152,283)	$680	$882

Book value of assets sold	$—	$(1,678)	$—
Book value of liabilities sold	—	170	—
Sales price in excess of net liabilities assumed	—	(67)	—

Total sales price	—	(1,575)	—

Add cash on hand sold	—	—	—
Less amount due remaining on books	—	60	—

Net cash paid (received) for divestiture	$—	$(1,515)	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Investment Securities

The amortized cost and estimated fair value of available-for-sale securities, including gross unrealized gains and losses, at December 31, 2012, and 2011, were as follows:

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
(Amounts in thousands)
Municipal securities	$151,119	$8,195	$(97)	$159,217	$—
Single issue trust preferred securities	55,707	—	(11,061)	44,646	—
Mortgage-backed securities:
Agency	310,323	6,023	(449)	315,897	—
Non-Agency Alt-A residential	14,215	—	(3,148)	11,067	(3,148)

Total mortgage-backed securities	324,538	6,023	(3,597)	326,964	(3,148)
Equity securities	3,446	190	(105)	3,531	—

Total	$534,810	$14,408	$(14,860)	$534,358	$(3,148)

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
(Amounts in thousands)
Municipal securities	$131,498	$6,317	$—	$137,815	$—
Single issue trust preferred securities	55,649	—	(15,405)	40,244	—
Corporate FDIC insured securities	13,685	33	—	13,718	—
Mortgage-backed securities:
Agency	274,384	6,003	(285)	280,102	—
Non-Agency Alt-A residential	15,980	—	(5,950)	10,030	(5,950)

Total mortgage-backed securities	290,364	6,003	(6,235)	290,132	(5,950)
Equity securities	419	206	(104)	521	—

Total	$491,615	$12,559	$(21,744)	$482,430	$(5,950)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost, fair value, and weighted-average yield of available-for-sale securities by contractual maturity at December 31, 2012, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	States and Political Subdivisions	Corporate Notes	Total	Tax Equivalent Purchase Yield (1)
Available-for-Sale
Amortized cost maturity:
Within one year	$111	$—	$111	5.53%
After one year through five years	19,813	—	19,813	5.53%
After five years through ten years	18,888	—	18,888	5.62%
After ten years	112,307	55,707	168,014	4.46%

Amortized cost	$151,119	$55,707	206,826

Mortgage-backed securities			324,538	2.50%
Equity securities			3,446	0.47%

Total amortized cost			$534,810

Tax equivalent purchase yield	5.24%	3.12%	4.67%
Average contractual maturity (in years)	10.81	14.86	11.90

Fair value maturity:
Within one year	$113	$—	$113
After one year through five years	20,523	—	20,523
After five years through ten years	19,864	—	19,864
After ten years	118,717	44,646	163,363

Fair value	$159,217	$44,646	203,863

Mortgage-backed securities			326,964
Equity securities			3,531

Total fair value			$534,358

(1)	Fully taxable equivalent at the rate of 35%.

The amortized cost and estimated fair value of held-to-maturity securities, including gross unrealized gains and losses, at December 31, 2012 and 2011, were as follows:

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
Municipal securities	$816	$16	$—	$832

Total	$816	$16	$—	$832

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
Municipal securities	$3,490	$42	$—	$3,532

Total	$3,490	$42	$—	$3,532

The amortized cost, fair value, and weighted-average yield of securities by contractual maturity at December 31, 2012, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	States and Political Subdivisions	Tax Equivalent Purchase Yield (1)
Held-to-Maturity
Amortized cost maturity:
Within one year	$250	7.99%
After one year through five years	566	8.13%
After five years through ten years	—	0.00%
After ten years	—	0.00%

Total amortized cost	$816

Tax equivalent purchase yield	8.09%
Average contractual maturity (in years)	1.73

Fair value maturity:
Within one year	$253
After one year through five years	579
After five years through ten years	—
After ten years	—

Total fair value	$832

(1)	Fully taxable equivalent at the rate of 35%.

The carrying value of securities pledged to secure public deposits and for other purposes was $292.88 million at December 31, 2012, and $288.80 million at December 31, 2011.

The following table details the Company’s gross gains and gross losses realized from the sale of securities for the periods indicated:

	2012	2011	2010
(Amounts in thousands)
Gross realized gains	$723	$6,963	$8,969
Gross realized losses	(240)	(1,699)	(696)

Net gain on sale of securities	$483	$5,264	$8,273

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables reflect available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer at December 31, 2012 and 2011. There were no held-to-maturity securities in a continuous unrealized loss position at December 31, 2012 or 2011. There were 12 securities in a continuous unrealized loss position for 12 or more months for which the Company does not intend to sell and has determined that it is more likely than not going to be required to sell at December 31, 2012, until the security matures or recovers in value.

	December 31, 2012
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
Municipal securities	$6,436	$(97)	$—	$—	$6,436	$(97)
Single issue trust preferred securities	—	—	44,646	(11,061)	44,646	(11,061)
Mortgage-backed securities:
Agency	74,197	(449)	15	—	74,212	(449)
Non-Agency Alt-A residential	—	—	11,066	(3,148)	11,066	(3,148)

Total mortgage-backed securities	74,197	(449)	11,081	(3,148)	85,278	(3,597)
Equity securities	3,106	(25)	108	(80)	3,214	(105)

Total	$83,739	$(571)	$55,835	$(14,289)	$139,574	$(14,860)

	December 31, 2011
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
Single issue trust preferred securities	$—	$—	$40,244	$(15,405)	$40,244	$(15,405)
Mortgage-backed securities:
Agency	52,300	(285)	—	—	52,300	(285)
Non-Agency Alt-A residential	—	—	10,030	(5,950)	10,030	(5,950)

Total mortgage-backed securities	52,300	(285)	10,030	(5,950)	62,330	(6,235)
Equity securities	—	—	188	(104)	188	(104)

Total	$52,300	$(285)	$50,462	$(21,459)	$102,762	$(21,744)

At December 31, 2012, the combined depreciation in value of the 57 individual securities in an unrealized loss position was 2.78% of the combined reported value of the aggregate securities portfolio. At December 31, 2011, the combined depreciation in value of the 28 individual securities in an unrealized loss position was 4.51% of the combined reported value of the aggregate securities portfolio.

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

For nonbeneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impairment will be recovered. Nonbeneficial interest debt securities consist of U.S. treasury securities, municipal securities, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of impairment and records any credit-related OTTI through earnings and noncredit-related OTTI through OCI. During the years ended December 31, 2012 and 2011, the Company incurred no OTTI charges related to nonbeneficial interest debt securities. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors. At December 31, 2012, the Company’s investment in single issue trust preferred securities is comprised of investments in five of the nation’s largest bank holding companies.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of corporate FDIC insured securities and mortgage-backed securities (“MBS”). An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the noncredit-related OTTI is accounted for in OCI. During the years ended December 31, 2012 and 2011, the Company incurred credit-related OTTI charges related to beneficial interest debt securities of $942 thousand and $2.29 million, respectively. These charges were related to a non-Agency MBS.

For the non-Agency Alt-A residential MBS, the Company uses a discounted cash flow model with the following assumptions: voluntary constant prepayment rate of 5%, a customized constant default rate scenario that assumes approximately 21% of the remaining underlying mortgages will default within three years, and a customized loss severity rate scenario that ramps the loss rate down from 72% to 15% over the course of approximately seven years.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of an OTTI is recognized in OCI:

	December 31, 2012	December 31, 2011
(Amounts in thousands)

Beginning balance (1)	$6,536	$4,251
Additions for credit losses on securities not previously recognized	—	—
Additions for credit losses on securities previously recognized	942	2,285
Reduction for increases in cash flows	—	—
Reduction for securities management no longer intends to hold to recovery	—	—
Reduction for securities sold/realized losses	—	—

Ending balance	$7,478	$6,536

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During 2012 and 2011, the Company recognized no OTTI charges on equity securities.

Note 4.	Loans

Loan Portfolio

Loans, net of unearned income, consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
(Amounts in thousands)
Covered loans	$219,055	$—
Non-covered loans
Commercial loans
Construction, development, and other land	49,460	61,768
Commercial and industrial	88,714	91,939
Multi-family residential	65,694	77,050
Single family non-owner occupied	135,647	106,743
Non-farm, non-residential	445,889	336,005
Agricultural	1,709	1,374
Farmland	34,401	37,161

Total commercial loans	821,514	712,040
Consumer real estate loans
Home equity lines	111,081	111,387
Single family owner occupied	472,951	473,067
Owner occupied construction	16,223	19,577

Total consumer real estate loans	600,255	604,031
Consumer and other loans
Consumer loans	78,163	67,129
Other	5,666	12,867

Total consumer and other loans	83,829	79,996

Total non-covered loans	1,505,598	1,396,067

Total loans held for investment, net of unearned income	$1,724,653	$1,396,067

Loans held for sale	$6,672	$5,820

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered loans held for investment consisted of the following at December 31, 2012:

(Amounts in thousands)	December 31, 2012
Covered loans
Commercial loans
Construction, development, and other land	$34,569
Commercial and industrial	6,972
Multi-family residential	2,611
Single family non-owner occupied	11,693
Non-farm, non-residential	51,486
Agricultural	144
Farmland	1,260

Total commercial loans	108,735
Consumer real estate loans
Home equity lines	81,445
Single family owner occupied	23,557
Owner occupied construction	1,644

Total consumer real estate loans	106,646
Consumer and other loans
Consumer loans	3,674

Total covered loans	$219,055

Acquired Impaired Loans

Acquired credit impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality,” formerly American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Loans exhibit evidence of credit deterioration when it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration, as of the purchase date, may include measures such as nonaccrual status, credit scores, declines in collateral value, current loan to value percentages, and days past due. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest, and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted (nonaccretable difference). The remaining amount, representing the excess of the loan’s or pool’s cash flows expected to be collected over the amount deemed paid for the loan or pool of loans, is accreted into interest income over the remaining life of the loan or pool (accretable yield). The Company records a discount on these loans at acquisition to record them at their realizable cash flows. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference which is included in the carrying amount of the loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reversal of the nonaccretable difference with a positive impact on interest income prospectively. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchased performing loans are recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments, as accounted for under the contractual cash flow method of accounting. The fair value adjustment is accreted as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. A provision for loan losses is recorded for any credit deterioration in these loans subsequent to the acquisition. Additional information regarding the carrying amount of acquired loans at the acquisition date can be found in “Note 2 – Business Combinations and Branching Activity” herein.

When the fair values of acquired loans are established, certain loans are identified as impaired. The Company has estimated the cash flows to be collected on the acquired impaired loans and discounted those cash flows at a market rate of interest. The following tables present the carrying balance of acquired impaired loans during the periods indicated.

	Year Ended December 31, 2012
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1	$—	$—	$2,886	$2,886
Impaired loans acquired	32,603	117,572	—	150,175
Balance, December 31	$26,907	$112,093	$2,340	$141,340

Year Ended December 31, 2011
(Amounts in thousands)
Balance, January 1	$3,221
Balance, December 31	$2,886

The outstanding principal balance of acquired impaired loans was $198.34 million at December 31, 2012, and $7.71 million at December 31, 2011.

The following tables present changes in the accretable yield on acquired impaired loans during the periods indicated:

	Year Ended December 31, 2012
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1	$—	$—	$919	$919
Additions	3,400	26,481	—	29,881
Accretion	(856)	(3,315)	(1,089)	(5,260)
Reclassifications from nonaccretable difference	—	—	185	185
Disposals	(202)	(1,280)	—	(1,482)

Balance, December 31	$2,342	$21,886	$15	$24,243

Year Ended December 31, 2011
(Amounts in thousands)
Balance, January 1	$944
Accretion	(174)
Reclassifications from nonaccretable difference	149
Disposals	—

Balance, December 31	$919

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Financial instruments whose contract amounts represent credit risk are commitments to extend credit (including availability of lines of credit) of $215.77 million and standby letters of credit and financial guarantees written of $6.81 million at December 31, 2012. Additionally, the Company had gross notional amounts of outstanding commitments to lend related to secondary market mortgage loans of $14.84 million at December 31, 2012.

Related Party Loans

In the normal course of business, the Company’s subsidiary bank has made loans to directors and executive officers of the Company, its subsidiaries, and to affiliates of such directors and officers (collectively referred to as “related parties”). All loans and commitments made to such officers and directors and to companies in which they are officers, or have significant ownership interest, have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to the Company. The aggregate dollar amount of loans to related parties totaled $16.62 million and $18.41 million at December 31, 2012 and 2011, respectively. During 2012, $2.58 million in new loans and increases were made and repayments on such loans to related parties totaled $1.58 million. Changes in the composition of the Company’s subsidiary board members and executive officers resulted in a decrease in loans to related parties of $2.79 million for the year ended 2012.

Overdrafts

Customer overdrafts totaling $1.55 million at December 31, 2012, and $1.48 million at December 31, 2011, were reclassified as loans.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Allowance for Loan Losses and Credit Quality

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of prior loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates, and the view of the regulatory authorities toward loan classifications. Purchased credit impaired loan pools are evaluated separately from the non-purchased credit impaired portfolio for impairment. See “Note 2 – Business Combinations and Branching Activity” herein for additional information.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables detail activity within the allowance for loan losses, by portfolio segment, for the dates indicated:

(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Beginning balance, January 1, 2010	$13,607	$8,337	$2,333	$24,277
Provision for loan losses	6,552	8,106	99	14,757
Loans charged off	(7,980)	(4,352)	(1,270)	(13,602)
Recoveries credited to allowance	339	109	602	1,050

Net charge-offs	(7,641)	(4,243)	(668)	(12,552)

Ending balance, December 31, 2010	$12,518	$12,200	$1,764	$26,482

Beginning balance, January 1, 2011	$12,300	$12,641	$1,541	$26,482
Provision for loan losses	12,007	(2,681)	(279)	9,047
Loans charged off	(7,981)	(2,501)	(978)	(11,460)
Recoveries credited to allowance	1,426	252	458	2,136

Net charge-offs	(6,555)	(2,249)	(520)	(9,324)

Ending balance, December 31, 2011	$17,752	$7,711	$742	$26,205

Beginning balance, January 1, 2012	$17,752	$7,711	$742	$26,205
Provision for loan losses	2,703	2,608	367	5,678
Loans charged off	(3,814)	(2,702)	(988)	(7,504)
Recoveries credited to allowance	626	289	476	1,391

Net charge-offs	(3,188)	(2,413)	(512)	(6,113)

Ending balance, December 31, 2012	$17,267	$7,906	$597	$25,770

The negative provision in the consumer real estate and consumer and other segments in 2011 was the result of the refinement in the allowance for loan losses methodology during 2011 to further segment single family real estate into non-owner (commercial) and owner occupied (consumer real estate).

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

	December 31, 2012
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$2,916	$2,916	$—	$935	$3
Commercial and industrial	284	284	—	320	17
Multi-family residential	—	—	—	517	4
Single family non-owner occupied	383	684	—	1,101	56
Non-farm, non-residential	5,282	5,362	—	2,619	102
Agricultural	—	—	—	—	—
Farmland	—	—	—	93	—
Consumer real estate loans
Home equity lines	276	277	—	370	28
Single family owner occupied	277	383	—	4,441	113
Owner occupied construction	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	1	—

Total impaired loans with no related allowance	9,418	9,906	—	10,397	323
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	—	—	69	1
Commercial and industrial	3,318	8,502	3,192	4,510	948
Multi-family residential	378	397	18	143	3
Single family non-owner occupied	2,411	2,460	996	2,484	80
Non-farm, non-residential	2,781	2,958	358	5,820	317
Agricultural	—	—	—	—	—
Farmland	—	—	—	93	—
Consumer real estate loans
Home equity lines	223	230	223	150	1
Single family owner occupied	4,673	4,903	806	3,511	103
Owner occupied construction	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—

Total impaired loans with a related allowance	13,784	19,450	5,593	16,780	1,453

Total impaired loans	$23,202	$29,356	$5,593	$27,177	$1,776

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$661	$661	$—	$1,341	$—
Commercial and industrial	114	127	—	2,251	4
Multi-family residential	278	278	—	1,177	24
Single family non-owner occupied	1,206	1,244	—	1,659	39
Non-farm, non-residential	1,616	1,647	—	2,059	25
Agricultural	—	—	—	—	—
Farmland	258	258	—	167	—
Consumer real estate loans
Home equity lines	368	378	—	476	15
Single family owner occupied	2,428	2,508	—	1,825	43
Owner occupied construction	—	—	—	60	3
Consumer and other loans
Consumer loans	6	6	—	23	2

Total impaired loans with no allowance	6,935	7,107	—	11,038	155
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	112	112	4	248	9
Commercial and industrial	4,031	4,069	2,048	2,358	21
Multi-family residential	—	—	—	470	—
Single family non-owner occupied	2,232	2,232	124	2,323	107
Non-farm, non-residential	5,317	5,480	1,819	4,112	191
Agricultural	—	—	—	—	—
Farmland	—	—	—	83	—
Consumer real estate loans
Home equity lines	—	—	—	108	—
Single family owner occupied	5,529	5,612	1,203	5,794	164
Owner occupied construction	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—

Total impaired loans with a related allowance	17,221	17,505	5,198	15,496	492

Total impaired loans	$24,156	$24,612	$5,198	$26,534	$647

As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally reviews all commercial loan relationships greater than $3.0 million on an annual basis and at various times through the year. Smaller commercial and retail loans are sampled for review throughout the year by our internal loan review department. Through the loan review process, loans are identified for upgrade or downgrade in risk rating and changed to reflect current information as part of the process.

The Company aggregates purchase credit impaired loans with common risk characteristics into the following loan pools: construction and development, commercial and industrial, commercial real estate, consumer, home

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equity lines of credit, residential real estate – 1st lien, residential real estate – 2nd lien, and lines of credit. However, these loan pools are disaggregated in the following tables for disclosure purposes.

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

The following tables present the Company’s investment in loans held for investment by internal credit grade indicator at December 31, 2012 and 2011. There were no covered loans at December 31, 2011.

	December 31, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$33,876	$1,497	$13,546	$541	$—	$49,460
Commercial and industrial	77,549	2,506	4,821	3,838	—	88,714
Multi-family residential	60,161	4,043	1,490	—	—	65,694
Single family non-owner occupied	112,297	5,938	16,092	1,320	—	135,647
Non-farm, non-residential	396,986	15,975	32,808	120	—	445,889
Agricultural	1,657	19	33	—	—	1,709
Farmland	28,718	2,262	3,421	—	—	34,401
Consumer real estate loans
Home equity lines	104,750	2,739	3,592	—	—	111,081
Single family owner occupied	435,991	9,599	27,319	—	42	472,951
Owner occupied construction	15,841	382	—	—	—	16,223
Consumer and other loans
Consumer loans	76,787	867	501	8	—	78,163
Other	5,657	8	1	—	—	5,666

Total non-covered loans	$1,350,270	$45,835	$103,624	$5,827	$42	$1,505,598

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction, development, and other land	$14,437	$2,120	$17,834	$178	$—	$34,569
Commercial and industrial	6,249	445	197	81	—	6,972
Multi-family residential	1,962	—	649	—	—	2,611
Single family non-owner occupied	6,330	2,223	3,015	125	—	11,693
Non-farm, non-residential	26,776	5,477	19,189	44	—	51,486
Agricultural	143	—	1	—	—	144
Farmland	1,104	—	156	—	—	1,260
Consumer real estate loans
Home equity lines	16,323	11,981	53,116	25	—	81,445
Single family owner occupied	16,607	927	5,786	237	—	23,557
Owner occupied construction	484	—	1,160	—	—	1,644
Consumer and other loans
Consumer loans	2,987	562	125	—	—	3,674
Other	—	—	—	—	—	—

Total covered loans	$93,402	$23,735	$101,228	$690	$—	$219,055

	December 31, 2011
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$54,162	$5,644	$1,962	$—	$—	$61,768
Commercial and industrial	86,288	568	2,679	2,404	—	91,939
Multi-family residential	74,486	965	1,599	—	—	77,050
Single family non-owner occupied	93,444	1,346	11,953	—	—	106,743
Non-farm, non-residential	303,071	9,635	22,855	444	—	336,005
Agricultural	1,327	7	40	—	—	1,374
Farmland	35,568	1,055	538	—	—	37,161
Consumer real estate loans
Home equity lines	105,535	2,237	3,615	—	—	111,387
Single family owner occupied	435,001	8,936	29,130	—	—	473,067
Owner occupied construction	19,190	128	259	—	—	19,577
Consumer and other loans
Consumer loans	66,357	198	574	—	—	67,129
Other	12,857	1	9	—	—	12,867

Total loans	$1,287,286	$30,720	$75,213	$2,848	$—	$1,396,067

The Peoples and Waccamaw acquisitions added approximately $12.69 million to special mention, $29.82 million to substandard, and $1.37 million to doubtful risk graded non-covered loans. Exclusive of these acquisitions, special mention, doubtful, and loss risk graded non-covered loans increased approximately $2.42 million, $1.61 million, and $42 thousand, respectively, for the year ended December 31, 2012, while substandard risk graded non-covered loans decreased $1.41 million.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at December 31, 2012 and 2011:

	December 31, 2012
(Amounts in thousands)	Non-acquired Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction, development, and other land	$2,916	$—	$54,579	$1,214	$25,744	$—
Commercial and industrial	3,602	3,192	88,540	1,159	3,544	8
Multi-family residential	378	18	67,278	1,612	649	—
Single family non-owner occupied	2,794	858	134,323	3,509	10,223	—
Non-farm, non-residential	8,063	358	450,172	4,901	38,072	—
Agricultural	—	—	1,852	22	1	—
Farmland	—	—	34,779	416	882	—

Total commercial loans	17,753	4,426	831,523	12,833	79,115	8
Consumer real estate loans
Home equity lines	499	223	141,684	1,351	50,343	—
Single family owner occupied	4,950	944	483,223	5,051	8,005	—
Owner occupied construction	—	—	16,768	337	1,099	—

Total consumer real estate loans	5,449	1,167	641,675	6,739	59,447	—
Consumer and other loans
Consumer loans	—	—	81,037	597	800	—
Other	—	—	5,666	—	—	—

Total consumer and other loans	—	—	86,703	597	800	—

Total loans	$23,202	$5,593	$1,559,901	$20,169	$139,362	$8

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
(Amounts in thousands)	Non-acquired Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction, development, and other land	$773	$4	$60,846	$1,888	$149	$—
Commercial and industrial	3,738	1,847	87,563	1,668	638	201
Multi-family residential	278	—	76,772	1,889	—	—
Single family non-owner occupied	3,438	124	102,063	2,836	1,242	—
Non-farm, non-residential	6,933	1,819	328,610	5,114	462	—
Agricultural	—	—	1,374	19	—	—
Farmland	258	—	36,903	343	—	—

Total commercial loans	15,418	3,794	694,131	13,757	2,491	201
Consumer real estate loans
Home equity lines	368	—	111,019	1,365	—	—
Single family owner occupied	7,957	1,203	464,715	4,931	395	—
Owner occupied construction	—	—	19,577	212	—	—

Total consumer real estate loans	8,325	1,203	595,311	6,508	395	—
Consumer and other loans
Consumer loans	6	—	67,123	742	—	—
Other	—	—	12,867	—	—	—

Total consumer and other loans	6	—	79,990	742	—	—

Total loans	$23,749	$4,997	$1,369,432	$21,007	$2,886	$201

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual and Past Due Loans

Nonaccrual loans, presented by loan class, consisted of the following at December 31, 2012 and 2011. Loans acquired with credit deterioration through business combinations, for which a discount exists, are generally not considered to be nonaccrual as a result of the accretion of the discount which is based on the expected cash flows of the loans.

	December 31, 2012			December 31, 2011
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered
Commercial loans
Construction, development, and other land	$405	$1,990	$2,395	$793
Commercial and industrial	3,912	35	3,947	3,905
Multi-family residential	378	—	378	341
Single family non-owner occupied	7,071	21	7,092	1,639
Non-farm, non-residential	5,938	951	6,889	8,063
Agricultural	2	—	2	—
Farmland	—	—	—	271
Consumer real estate loans
Home equity lines	872	436	1,308	516
Single family owner occupied	5,219	831	6,050	8,255
Owner occupied construction	—	59	59	1
Consumer and other loans
Consumer loans	126	—	126	52
Other	—	—	—	—

Total	23,923	4,323	28,246	23,836
Acquired impaired loans	8	—	8	651

Total nonaccrual loans	$23,931	$4,323	$28,254	$24,487

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of past due loans, by loan class, at December 31, 2012 and 2011. Nonaccrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category. There were no accruing loans contractually past due 90 days or more at December 31, 2012 or 2011. Acquired loans that are past due continue to accrue interest through the accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual.

	December 31, 2012
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$344	$—	$188	$532	$48,928	$49,460
Commercial and industrial	387	84	1,432	1,903	86,811	88,714
Multi-family residential	624	—	—	624	65,070	65,694
Single family non-owner occupied	1,841	1,348	3,715	6,904	128,743	135,647
Non-farm, non-residential	2,702	936	3,621	7,259	438,630	445,889
Agricultural	—	—	—	—	1,709	1,709
Farmland	216	196	—	412	33,989	34,401
Consumer real estate loans
Home equity lines	315	93	495	903	110,178	111,081
Single family owner occupied	6,564	1,176	1,644	9,384	463,567	472,951
Owner occupied construction	382	—	—	382	15,841	16,223
Consumer and other loans
Consumer loans	715	73	47	835	77,328	78,163
Other	—	—	—	—	5,666	5,666

Total non-covered loans	$14,090	$3,906	$11,142	$29,138	$1,476,460	$1,505,598

	December 31, 2012
(Amounts in thousands)	30 -59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Covered loans
Commercial loans
Construction, development, and other land	$252	$161	$1,121	$1,534	$33,035	$34,569
Commercial and industrial	45	—	—	45	6,927	6,972
Multi-family residential	—	—	—	—	2,611	2,611
Single family non-owner occupied	8	—	21	29	11,664	11,693
Non-farm, non-residential	501	—	927	1,428	50,058	51,486
Agricultural	—	—	—	—	144	144
Farmland	6	—	—	6	1,254	1,260
Consumer real estate loans
Home equity lines	217	112	204	533	80,912	81,445
Single family owner occupied	413	135	475	1,023	22,534	23,557
Owner occupied construction	—	—	59	59	1,585	1,644
Consumer and other loans
Consumer loans	—	—	—	—	3,674	3,674
Other	—	—	—	—	—	—

Total covered loans	$1,442	$408	$2,807	$4,657	$214,398	$219,055

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Construction, development, and other land	$253	$—	$987	$1,240	$60,528	$61,768
Commercial and industrial	150	30	3,568	3,748	88,191	91,939
Multi-family residential	667	—	342	1,009	76,041	77,050
Single family non-owner occupied	1,222	414	1,020	2,656	104,087	106,743
Non-farm, non-residential	837	860	2,180	3,877	332,128	336,005
Agricultural	—	7	—	7	1,367	1,374
Farmland	152	—	258	410	36,751	37,161
Consumer real estate loans
Home equity lines	642	222	235	1,099	110,288	111,387
Single family owner occupied	5,230	1,993	5,333	12,556	460,511	473,067
Owner occupied construction	—	29	—	29	19,548	19,577
Consumer and other loans
Consumer loans	198	71	12	281	66,848	67,129
Other	—	—	—	—	12,867	12,867

Total loans	$9,351	$3,626	$13,935	$26,912	$1,369,155	$1,396,067

Troubled Debt Restructurings

The Company’s troubled debt restructurings (“TDRs”) totaled $12.05 million at December 31, 2012, and $9.45 million at December 31, 2011, which are reported net of those on nonaccrual status of $3.83 million and $3.27 million, respectively. Accruing nonperforming TDRs amounted to $6.01 million, or 49.88% of total accruing TDRs at December 31, 2012, and $600 thousand, or 6.35% of total TDRs at December 31, 2011. The allowance for loan losses included reserves related to TDRs of $1.87 million and $1.14 million at December 31, 2012 and 2011, respectively. Interest income recognized on TDRs for the years ended December 31, 2012 and 2011 totaled $736 thousand and $561 thousand, respectively. There were no covered loans recorded as TDRs at December 31, 2012 or 2011. Loans acquired with credit deterioration through business combinations, for which a discount exists, are generally not considered a TDR as long as the loan remains in the loan pool.

When restructuring loans for borrowers experiencing financial difficulty, the Company generally makes concessions in interest rates, loan terms and/or amortization terms. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present information for loans modified as TDRs that were restructured during the years ended December 31, 2012 and 2011 by type of concession made and loan class. The post-modification recorded investment represents the loan balance immediately following modification.

	Years Ended December 31,
	2012			2011
	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
(Amounts in thousands)
Below market interest rate
Non-farm, non-residential	—	$—	$—	1	$373	$373
Single family owner occupied	—	—	—	2	159	159

Total	—	—	—	3	532	532
Extended payment term
Commercial and industrial		—	—	—	—	—
Non-farm, non-residential	1	1,119	—	1	126	126
Single family owner occupied	1	351	319	1	267	267

Total	2	1,470	319	2	393	393
Below market interest rate and extended payment term
Non-farm, non-residential	2	5,822	5,822	1	107	107
Single family owner occupied	—	—	—	4	759	736

Total	2	5,822	5,822	5	866	843

Total	4	$7,292	$6,141	10	$1,791	$1,768

There were no payment defaults on loans modified as TDRs during the year ended December 31, 2012 that were restructured within the previous 12 months. The following table presents loans modified as TDRs within the previous 12 months for which there was a payment default during the year ended December 31, 2011:

	December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
(Amounts in thousands)
Non-farm, non-residential	1	$38	$38

Total loan concessions	1	$38	$38

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	FDIC Loss Share Agreements Receivable

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank. Under the loss share agreements, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. The following table presents changes in the receivable from the FDIC for the year ended December 31, 2012:

(Amounts in thousands)
Beginning balance, January 1, 2012	$—
FDIC loss share receivable recorded in Waccamaw acquisition	49,755
Increase in expected losses on loans	—
Additional losses on OREO	(409)
Reimbursable expenses	(1,731)
Amortization of discounts and premiums, net	458
Reimbursements from the FDIC	—

Ending balance, December 31, 2012	$48,073

Note 7.	Premises and Equipment

Premises and equipment were comprised of the following at December 31, 2012 and 2011:

	2012	2011
(Amounts in thousands)
Land	$19,366	$18,753
Bank premises	56,789	51,669
Equipment	36,775	32,525

	112,930	102,947
Less: accumulated depreciation and amortization	48,062	48,226

Total	$64,868	$54,721

Total depreciation and amortization expense for the three years ended December 31, 2012, was $4.03 million, $3.98 million, and $4.09 million, respectively.

The Company enters into land and building leases for the operation of banking and loan production offices, operations centers and for the operation of automated teller machines. All such leases qualify as operating leases. Following is a schedule by year of future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012:

Amount
(Amounts in thousands)
2013	$1,224
2014	687
2015	392
2016	268
2017	161
Later years	1,167

Total	$3,899

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total lease expense for the three years ended December 31, 2012, was $1.26 million, $1.17 million, and $1.20 million, respectively. Certain portions of the above listed leases have been sublet to third parties for properties not currently being used by the Company. The impact of the future lease payments to be received on the non-cancelable subleases is as follows:

Amount
(Amounts in thousands)
2013	$244
2014	—
2015	—
2016	—
2017	—
Later years	—

Total	$244

Related Party Leases

Included in total lease expense were leases with related parties totaling $171 thousand and $164 thousand at December 31, 2012 and 2011, respectively.

Note 8.	Deposits

The following is a summary of interest-bearing deposits by type at December 31, 2012 and 2011:

	2012	2011
(Amounts in thousands)
Interest-bearing demand deposits	$353,321	$275,156
Money market accounts	237,257	167,379
Savings deposits	263,019	227,328
Certificates of deposit	706,568	528,735
Individual retirement accounts	126,658	104,601

Total	$1,686,823	$1,303,199

At December 31, 2012, the scheduled maturities of time deposits were as follows:

Amount
(Amounts in thousands)
2013	$518,392
2014	101,982
2015	128,560
2016	47,634
2017 and thereafter	36,658

$833,226

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time deposits of $100 thousand or more were $398.48 million and $289.61 million at December 31, 2012 and 2011, respectively. At December 31, 2012, the scheduled maturities of certificates of deposit of $100 thousand or more were as follows:

Amount
(Amounts in thousands)
Three months or less	$78,252
Over three to six months	80,815
Over six to twelve months	81,273
Over twelve months	158,141

Total	$398,481

Related Party Deposits

Included in total deposits were deposits by related parties of $2.59 million and $3.84 million at December 31, 2012 and 2011, respectively. During 2012, $311 thousand in new deposits and increases were made while decreases on such deposits to officers and directors totaled $1.56 million. Changes in the composition of the Company’s subsidiary board members and executive officers resulted in decreases of $166 thousand.

Note 9.	Borrowings

The following schedule details borrowings at December 31, 2012 and 2011:

	2012	2011
(Amounts in thousands)
Securities sold under agreements to repurchase	$136,118	$129,208
FHLB advances	161,558	150,000
Subordinated debt	15,464	15,464
Other debt	413	469

Total	$313,553	$295,141

Securities sold under agreements to repurchase consisted of retail overnight and term repurchase agreements of $77.92 million at December 31, 2012, and $79.21 million at December 31, 2011, and wholesale repurchase agreements of $58.20 million at December 31, 2012, and $50.0 million at December 31, 2011. The weighted average rate of wholesale repurchase agreements was 3.34% at December 31, 2012, and 3.65% at December 31, 2011. The wholesale repurchase agreements had a weighted average maturity of 5.06 years at December 31, 2012. Securities sold under agreements to repurchase are collateralized with agency MBS. As part of the Waccamaw acquisition, the Company acquired $20.04 million in wholesale repurchase agreements of which $11.84 million was paid off during 2012.

FHLB borrowings included convertible and callable advances totaling $155.28 million at December 31, 2012, and $150.0 million at December 31, 2011, and fixed rate credit of $6.27 million at December 31, 2012. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. The weighted average rate of FHLB borrowings was 3.86% at December 31, 2012, and 4.12% at December 31, 2011. The FHLB borrowings had a weighted average maturity of 5.23 years at December 31, 2012. Advances from the FHLB were secured by qualifying loans of $998.14 million at December 31, 2012, and $693.33 million at

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2011. At December 31, 2012, unused borrowing capacity with the FHLB totaled $269.33 million. As part of the Waccamaw acquisition, the Company acquired $37.27 million in FHLB borrowings of which $25.71 million was paid off during 2012.

At December 31, 2012, FHLB borrowings had approximate contractual maturities between nine months and nine years. The scheduled maturities of the advances are as follows:

Amount
(Amounts in thousands)
2013	$11,558
2014	—
2015	—
2016	—
2017	100,000
2018 and thereafter	50,000

$161,558

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

Despite the fact that the accounts of the Trust are not included in the Company’s consolidated financial statements, the trust preferred securities issued by the Trust are included in the Tier 1 capital of the Company for regulatory capital purposes. Federal Reserve Board rules limit the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. The current quantitative limits do not preclude the Company from including the $15.46 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2012.

Note 10.	Income Taxes

The components of income tax expense from continuing operations consist of the following:

(Amounts in thousands)	2012	2011	2010
Current tax expense (benefit)
Federal	$13,733	$7,101	$(5,268)
State	1,291	110	78

	15,024	7,211	(5,190)
Deferred tax (benefit) expense
Federal	(1,501)	1,650	12,397
State	605	712	611

	(896)	2,362	13,008

Total income tax expense	$14,128	$9,573	$7,818

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes related to continuing operations reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting versus tax purposes. The following table details the tax effects of significant items comprising the Company’s net deferred tax assets as of December 31, 2012 and 2011:

	2012	2011
(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$9,857	$10,023
Unrealized losses on available-for-sale securities	169	3,444
Impairment losses on securities	8,023	7,349
Deferred compensation assets	4,235	3,692
Alternative minimum tax credit	1,849	2,038
Other deferred tax assets	2,763	3,293

Total deferred tax assets	$26,896	$29,839
Deferred tax liabilities:
Intangible assets	$(2,138)	$5,953
Odd days interest deferral	2,028	1,734
Fixed assets	2,158	2,398
Other	1,054	873

Total deferred tax liabilities	3,102	10,958

Net deferred tax assets	$23,794	$18,881

Income taxes as a percentage of pre-tax income may vary significantly from statutory rates due to items of income and expense which are excluded, by law, from the calculation of taxable income, as well as the utilization of available tax credits. Municipal bond income represents the most significant permanent tax difference.

The reconciliation of the statutory federal tax rate and the effective tax rate from continuing operations for the three years ended December 31, 2012, are as follows:

	2012	2011	2010
Tax at statutory rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest income	(4.16)	(6.40)	(6.79)
State income taxes, net of federal benefit	2.35	2.78	2.32
Other, net	(0.11)	0.96	(4.18)

Effective tax rate	33.08%	32.34%	26.35%

Note 11.	Employee Benefits

Employee Stock Ownership and Savings Plan

The Company maintains an Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees meeting minimum eligibility requirements.

Employer Stock Fund. Annual contributions to the stock portion of the plan were made through 2006 at the discretion of the Board of Directors, and allocated to plan participants on the basis of relative compensation. The plan was frozen to future contributions for periods after 2006. Substantially all plan assets are invested in

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Stock of the Company. The Company reports the contributions to the plan as a component of salaries and benefits. All contributions made after 2006 have been made to the employee savings feature of the plan. Accordingly, there were no contributions to the Employer Stock Fund in 2012, 2011, or 2010. The Employer Stock Fund held 561,551, 588,656, and 583,256 shares of the Company’s Common Stock at December 31, 2012, 2011, and 2010, respectively.

Employee Savings Plan. The Company provides a 401(k) savings feature within the KSOP that is available to substantially all employees meeting minimum eligibility requirements. Under the 401(k) feature, the Company makes matching contributions to employee deferrals at levels determined by the board on an annual basis. The cost of the Company’s 100% matching contributions to qualified deferrals under the 401(k) savings component of the KSOP was $1.27 million, $1.34 million, and $1.12 million in 2012, 2011, and 2010, respectively. In 2012, the Company made its matching contribution in cash and Common Stock. In 2011 and 2010 the Company made its matching contribution in Common Stock.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. The health plan is managed by a third party administrator. Monthly employer and employee contributions are made to a tax-exempt employer benefits trust against which the third party administrator processes and pays claims. Stop-loss insurance coverage limits the Company’s risk of loss to $85 thousand and $3.89 million for individual and aggregate claims, respectively. Total Company expenses under the health plan were $2.25 million, $3.49 million, and $2.98 million in 2012, 2011, and 2010, respectively.

Deferred Compensation Plan

The Company has deferred compensation agreements with certain current and former officers providing for benefit payments over various periods commencing at retirement or death. The liability as of year-end 2012 and 2011 was $459 thousand and $463 thousand, respectively. The annual expenses associated with these agreements were $60 thousand in 2012, 2011, and 2010. The obligation is based upon the present value of the expected payments and estimated life expectancies of the individuals.

Supplemental Executive Retention Plan

The Company maintains a Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The SERP provides for a defined benefit at normal retirement age targeted at 35% of projected final base salary. Benefits under the SERP become payable at age 62. The associated benefit accrued as of year-end 2012 and 2011 was $5.62 million and $5.11 million, respectively, while the associated expense incurred in connection with the Executive Retention Plan was $535 thousand, $519 thousand, and $424 thousand for 2012, 2011, and 2010, respectively.

Projected benefit payments for the SERP are expected to be paid as follows:

Amount
(Amounts in thousands)
2013	$214
2014	214
2015	214
2016	214
2017	345
2018 through 2022	1,924

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following sets forth the components of the net periodic pension cost of the Company’s domestic non-contributory, non-qualified defined SERP for years ended December 31, 2012 and 2011:

	2102	2011
(Amounts in thousands)
Service cost	$153	$161
Interest cost	203	224
Amortization of losses (gains)	45	—
Amortization of prior service cost	134	134

Net periodic cost	$535	$519

The discount rates assumed as of December 31, 2012, were lowered from 4.40% to 4.20%. The SERP is an unfunded plan, and as such there are no plan assets. At December 31, 2012, the actuarial benefit plan obligation was $5.62 million.

Directors’ Supplemental Retirement Plan

The Company maintains a Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for its non-management directors. The Directors’ Plan provides for a benefit upon retirement from service on the Board. The Directors’ Plan was amended in December 2010 to substitute a defined benefit in lieu of the previous indexed benefit. Effective January 1, 2011, the Directors’ Plan provides for a defined benefit at normal retirement age targeted at 100% of the highest consecutive three years average compensation. Benefits under the Directors’ Plan become payable at age 70. The associated benefit accrued as of year-end 2012 and 2011 was $981 thousand and $943 thousand, respectively, while the associated expense incurred in connection with the Directors’ Plan was $156 thousand, $162 thousand, and $259 thousand for 2012, 2011, and 2010, respectively.

Projected benefit payments for the Directors’ Plan are expected to be paid as follows:

Amount
(Amounts in thousands)
2013	$83
2014	81
2015	80
2016	79
2017	111
2018 through 2022	544

The following sets forth the components of the net periodic pension cost of the Company’s domestic non-contributory, non-qualified Directors’ Plan for years ended December 31, 2012 and 2011:

	2102	2011
(Amounts in thousands)
Service cost	$27	$29
Interest cost	39	43
Amortization of prior service cost	90	90

Net periodic cost	$156	$162

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The discount rates assumed as of December 31, 2012, were lowered from 4.40% to 4.20%. The Directors’ Plan is an unfunded plan, and as such there are no plan assets. At December 31, 2012, the actuarial benefit plan obligation was $981 thousand.

Note 12.	Equity-Based Compensation

Stock Options

The Company maintains share-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors and individuals performing services for the Company to focus on critical long-range objectives.

At the 2012 Annual Meeting, the Company’s shareholders approved the 2012 Omnibus Equity Compensation Plan (“2012 Plan”) which made available up to 600,000 shares for potential grants of incentive stock options, non-qualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. The options granted pursuant to the 2012 Plan shall state the period of time within which the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee shall determine the vesting period for each grant; however, if no vesting period is specified the vesting shall occur in 25% increments on the first four anniversaries of the grant date.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cash flows from the tax benefits resulting from tax deductions in excess of the compensation expense recognized for those options and restricted stock (“excess tax benefits”) are classified as financing cash inflows. During the three years ended December 31, 2012, the Company recognized excess tax benefits totaling $6 thousand, $5 thousand, and $9 thousand, respectively.

During the three years ended December 31, 2012, the Company recognized pre-tax compensation expense related to total equity-based compensation of $132 thousand, $98 thousand, and $58 thousand, respectively. The Company recognizes equity-based compensation on a straight line pro-rata basis, so that the percentage of the total expense recognized for an award is never less than the percentage of the award that has vested.

As of December 31, 2012, there was $140 thousand in unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of 0.97 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2012:

	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
(Amounts in thousands, except share and per share data)
Outstanding at January 1, 2012	479,443	$20.78
Granted	—	—
Exercised	5,223	11.97
Forfeited	2,340	21.85

Outstanding at December 31, 2012	471,880	$20.87	6.2	$432

Exercisable at December 31, 2012	391,013	$22.69	5.7	$147

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

The fair values of grants made during the three years ended December 31, 2012, were estimated using the following weighted average assumptions:

	2012	2011	2010
Volatility	—	27.96%	—
Expected dividend yield	—	3.24%	—
Expected term (in years)	—	6.18	—
Risk-free rate	—	1.50%	—

There were no options granted during the years ended December 31, 2012 or 2010. The weighted average grant-date fair value of options granted was $2.56 during the year ended December 31, 2011. The aggregate intrinsic value of options exercised was $16 thousand for the year ended December 31, 2012, $13 thousand for the year ended December 31, 2011, and $23 thousand for the year ended December 31, 2010.

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

The following table summarizes the changes in the Company’s nonvested shares of the Company’s Common Stock for the year ended December 31, 2012:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested at January 1, 2012	6,350	$13.67
Granted	18,400	12.39
Vested	5,800	12.89
Forfeited	—	—

Nonvested at December 31, 2012	18,950	$12.67

As of December 31, 2012, there was $179 thousand in unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted average period of 1.29 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Commitments to extend credit, including availability on lines of credit, totaled $215.77 million at December 31, 2012, and $194.27 million at December 31, 2011. Additionally, the Company had gross notional amounts of outstanding commitments related to secondary market mortgage loans of $14.84 million at December 31, 2012, and $9.15 million at December 31, 2011.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding. Standby letters of credit and financial guarantees totaled $6.81 million at December 31, 2012, and $2.90 million at December 31, 2011. The Company maintained a reserve for unfunded lending commitments of $326 thousand at December 31, 2012, and $329 thousand at December 31, 2011.

The Company has issued, through the Trust, $15.0 million of trust preferred securities in a private placement. In connection with the issuance of the trust preferred securities, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions with respect to the trust preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution.

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

IRLC: In the normal course of business, the Company sells originated mortgage loans into the secondary mortgage loan market. The Company enters into IRLCs to provide potential borrowers an interest rate guarantee. Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. From the loan closing date through the date of sale into the secondary market, the Company has exposure to interest rate movement resulting from the risk that interest rates will change from the rate quoted to the borrower. Due to these interest rate fluctuations, the Company’s balance of mortgage loans

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

held for sale is subject to changes in fair value. Typically, the fair value of these loans declines when interest rates increase and rise when interest rates decrease.

The following table presents the aggregate contractual or notional amounts of derivative financial instruments as of the dates indicated:

	December 31, 2012	December 31, 2011
(Amounts in thousands)
Derivatives not designated as hedges IRLC’s	$14,841	$9,155

The following table presents the fair value of derivative financial instruments as of the dates indicated:

	December 31, 2012		December 31, 2011
(Amounts in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset derivatives
Derivatives not designated as hedges
IRLCs	Other assets	$144	Other assets	$135

Total		$144		$135

Liability derivatives
Derivatives not designated as hedges
IRLCs	Other liabilities	$16	Other liabilities	$6

Total		$16		$6

Effect of Derivatives and Hedging Activities on the Income Statement. For the years ended December 31, 2012 and 2011, the Company determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains recognized in income on derivatives for the dates indicated:

	Income Statement Location	December 31,
(Amounts in thousands)		2012	2011
Derivatives not designated as hedges
IRLCs	Other income	$—	$160

Total		$—	$160

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

Note 15.	Regulatory Capital Requirements and Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

To be categorized as well capitalized, the Bank must maintain minimum total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets (leverage) ratios established by banking regulators. At December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject. At December 31, 2012 and 2011, the most recent notifications from regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes have changed the institution’s category.

The following tables present the Company’s and the Bank’s capital ratios at December 31, 2012 and 2011:

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$282,729	16.70%	$135,441	8.00%	N/A	N/A
First Community Bank	255,219	15.23%	134,087	8.00%	$167,609	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	261,467	15.44%	67,720	4.00%	N/A	N/A
First Community Bank	234,226	13.97%	67,043	4.00%	100,565	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	261,467	9.96%	104,974	4.00%	N/A	N/A
First Community Bank	234,226	8.98%	104,304	4.00%	130,381	5.00%

	December 31, 2011
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$257,836	18.15%	$113,626	8.00%	N/A	N/A
First Community Bank	226,508	16.12%	112,411	8.00%	$140,514	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	239,928	16.89%	56,813	4.00%	N/A	N/A
First Community Bank	208,833	14.86%	56,206	4.00%	84,308	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	239,928	11.50%	83,474	4.00%	N/A	N/A
First Community Bank	208,833	10.08%	82,909	4.00%	103,637	5.00%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Bank issues mortgages insured by the US Department of Housing and Urban Development (“HUD”) as a HUD-approved Title II Supervised Mortgagee. A Title II Supervised Mortgagee must maintain an adjusted net worth equal to a minimum of $1 million. Possible penalties related to noncompliance with this minimum net worth requirement includes the revocation of the Bank’s license to issue HUD insured mortgages, which may have a material adverse effect on the Bank’s financial condition and results of operations. As of December 31, 2012 and 2011, the Bank’s adjusted net worth was $205.54 million and $176.63 million, respectively, which exceeds the required minimum net worth requirements.

Note 16. Other Operating Income and Expense

Other operating income and expense include certain costs, the total of which exceeds one percent of combined interest income and noninterest income, that are presented in the following table for the years indicated:

(Amounts in thousands)	2012	2011	2010
Other operating income
Miscellaneous income	$2,459	$236	$261
Other operating expense
Service fees	3,736	2,941	3,315
Professional fees	1,912	1,554	1,999
Office supplies	1,688	1,222	1,369
Telephone and data communications	1,548	1,616	1,468
ATM processing expenses	1,483	1,515	1,248
Advertising and public relations	1,421	1,683	1,584

Miscellaneous income for the year ended December 31, 2012, included the $2.39 million out-of-period adjustment to correct the understatement of pre-tax income from 2007 to 2011.

Related Party Fees

Included in other operating expense are legal fees paid to related parties totaling $63 thousand, $80 thousand, and $208 thousand in 2012, 2011, and 2010, respectively.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recurring and Nonrecurring Fair Value

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy for the periods indicated:

	December 31, 2012
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$159,217	$—	$159,217	$—
Single issue trust preferred securities	44,646	—	44,646	—
Agency MBS	315,897	—	315,897	—
Non-Agency Alt-A residential MBS	11,067	—	11,067	—
Equity securities	3,531	3,511	20	—

Total available-for-sale securities	$534,358	$3,511	$530,847	$—

Deferred compensation assets	$3,625	$3,625	$—	$—

Derivatives
Interest rate lock commitments	$144	$—	$144	$—

Deferred compensation liabilities	$3,625	$3,625	$—	$—

Derivative liabilities
Interest rate lock commitments	$16	$—	$16	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$137,815	$—	$137,815	$—
Single issue trust preferred securities	40,244	—	40,244	—
Corporate FDIC insured securities	13,718	—	13,718	—
Agency MBS	280,102	—	280,102	—
Non-Agency Alt-A residential MBS	10,030	—	10,030	—
Equity securities	521	501	20	—

Total available-for-sale securities	$482,430	$501	$481,929	$—

Deferred compensation assets	$3,210	$3,210	$—	$—

Derivative assets
Interest rate lock commitments	$135	$—	$135	$—

Deferred compensation liabilities	$3,210	$3,210	$—	$—

Derivative liabilities
Interest rate lock commitments	$6	$—	$6	$—

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

	December 31, 2012
	Total Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$8,192	—	—	$8,192
OREO not covered by loss share agreements	5,704	—	—	5,704
OREO covered by loss share agreements	3,255	—	—	3,255

	December 31, 2011
	Total Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans	$12,022	$—	$—	$12,022
OREO	5,914	—	—	5,914
Goodwill — insurance agencies	9,405	—	—	9,405

The fair value of goodwill on a nonrecurring basis at December 31, 2011, consisted of the carrying value of the insurance reporting unit after impairment charges of $1.24 million. There were no impairment charges to goodwill during 2012.

There were no transfers between valuation levels for any asset during the years ended December 31, 2012 or 2011. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

	Fair Value at December 31, 2012	Valuation Technique		Unobservable Input		Range (Weighted Average)
(Amounts in thousands)
Impaired loans	$8,192	Discounted appraisals	(1)	Appraisal adjustments	(2)	2% to 100% (41%)
OREO not covered by loss share agreements	5,704	Discounted appraisals	(1)	Appraisal adjustments	(2)	0% to 100% (34%)
OREO covered by loss share agreements	3,255	Discounted appraisals	(1)	Appraisal adjustments	(2)	43%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables summarize the carrying amount and fair value of the Company’s financial instruments for the dates indicated:

	December 31, 2012
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$144,847	$144,847	$144,847	$—	$—
Available-for-sale securities	534,358	534,358	—	534,358	—
Held-to-maturity securities	816	832	—	832	—
Loans held for sale	6,672	6,774	—	6,774	—
Loans held for investment less allowance	1,698,883	1,702,128	—	—	1,702,128
FDIC receivable under loss share agreements	48,073	48,073	—	—	48,073
Accrued interest receivable	7,842	7,842	—	7,842	—
Derivative financial assets	144	144	—	144	—
Deferred compensation assets	3,625	3,625	3,625	—	—
Liabilities
Demand deposits	$343,352	$343,352	$—	$343,352	$—
Interest-bearing demand deposits	353,321	353,321	—	353,321	—
Savings deposits	500,276	500,276	—	500,276	—
Time deposits	833,226	842,331	—	842,331	—
Securities sold under agreements to repurchase	136,118	142,417	—	142,417	—
Accrued interest payable	2,481	2,481	—	2,481	—
FHLB and other indebtedness	177,435	200,418	—	200,418	—
Derivative financial liabilities	16	16	—	16	—
Deferred compensation liabilities	3,625	3,625	3,625	—	—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
(Amounts in thousands)	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$47,294	$47,294
Investment securities	485,920	485,962
Loans held for sale	5,820	5,877
Loans held for investment less allowance	1,369,862	1,386,419
Accrued interest receivable	6,193	6,193
Derivative financial assets	135	135
Deferred compensation assets	3,210	3,210
Liabilities
Demand deposits	$240,268	$240,268
Interest-bearing demand deposits	275,156	275,156
Savings deposits	394,707	394,707
Time deposits	633,336	641,604
Securities sold under agreements to repurchase	129,208	136,359
Accrued interest payable	2,554	2,554
FHLB and other indebtedness	165,933	183,722
Derivative financial liabilities	6	6
Deferred compensation liabilities	3,210	3,210

Note 18.	Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive loss, net of income taxes, for each of the years ended December 31, 2012, 2011, and 2010, were as follows:

	Unrealized Loss on Securities	Unrealized Loss on Cash Flow Hedge Derivative	Benefit Plan Liability	Accumulated Other Comprehensive Loss
(Amounts in thousands)
December 31, 2012	$(283)	$—	$(1,542)	$(1,825)

December 31, 2011	$(5,741)	$—	$(1,587)	$(7,328)

December 31, 2010	$(11,213)	$(20)	$(957)	$(12,190)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 19.	Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bancshares, Inc. for the periods indicated:

	December 31,
Condensed Balance Sheets	2012	2011
(Amounts in thousands)
Assets
Cash and due from banks	$12,476	$17,694
Securities available-for-sale	11,053	7,657
Investment in subsidiary	343,911	291,547
Other assets	4,541	5,014

Total assets	$371,981	$321,912

Liabilities
Other borrowings	$194	$719
Subordinated debt	15,464	15,464

Total liabilities	15,658	16,183

Stockholders’ Equity
Preferred stock	17,421	18,921
Common stock	20,343	18,083
Additional paid-in capital	213,829	188,118
Retained earnings	111,627	92,173
Treasury stock	(6,458)	(5,721)
Accumulated other comprehensive loss	(439)	(5,845)

Total stockholders’ equity	356,323	305,729

Total liabilities and stockholders’ equity	$371,981	$321,912

	Years Ended December 31,
Condensed Statements of Operations	2012	2011	2010
(Amounts in thousands)
Cash dividends received from subsidiary bank	$8,105	$—	$—
Other income	445	2,227	2,134
Operating expense	(1,318)	(1,796)	(1,556)
Income tax expense	(55)	(150)	(223)
Equity in undistributed earnings of subsidiary	21,400	19,747	21,492

Net income	28,577	20,028	21,847
Dividends on preferred stock	1,058	703	—

Net income available to common shareholders	$27,519	$19,325	$21,847

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010
(Amounts in thousands)
Operating activities
Net income	$28,577	$20,028	$21,847
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(21,400)	(19,747)	(21,492)
(Gain) loss on sale of securities	(49)	(139)	1
Decrease (increase) in other assets	123	(1,529)	238
Increase (decrease) in other liabilities	588	(5,748)	6,715
(Increase) decrease in other operating activities	(58)	776	(82)

Net cash provided by (used in) operating activities	7,781	(6,359)	7,227

Investing activities
Proceeds from sales of securities available-for-sale	2,151	2,636	535
Payments to acquire securities available-for-sale	(5,137)	(6)	—
Investment in subsidiary	—	(570)	(7,500)

Net cash (used in) provided by investing activities	(2,986)	2,060	(6,965)

Financing activities
Proceeds from issuance of preferred stock	—	18,802	—
Proceeds from stock options exercised	144	32	29
Payments for repurchase of treasury stock	(1,012)	(904)	—
Payments for repurchase of warrants	—	(30)	—
Payments of common dividends	(8,162)	(7,155)	(7,121)
Payments of preferred dividends	(1,120)	(558)	—
Proceeds from other financing activities	137	100	1,110

Net cash (used in) provided by financing activities	(10,013)	10,287	(5,982)

Net (decrease) increase in cash and cash equivalents	(5,218)	5,988	(5,720)
Cash and cash equivalents at beginning of year	17,694	11,706	17,426

Cash and cash equivalents at end of year	$12,476	$17,694	$11,706

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 20.	Supplemental Financial Data (Unaudited)

The following tables present quarterly earnings for the years ended December 31, 2012 and 2011:

	Quarter Ended
2012	March 31	June 30	Sept 30	Dec 31
(Amounts in thousands, except per share data)
Interest income	$22,682	$24,182	$31,536	$31,256
Interest expense	4,705	4,698	5,077	5,120

Net interest income	17,977	19,484	26,459	26,136
Provision for loan losses	922	1,620	1,916	1,220

Net interest income after provision for loan losses	17,055	17,864	24,543	24,916
Other income	7,940	8,352	10,935	9,000
Net gain (loss) on sale of securities	51	(9)	228	213
Other expenses	16,193	20,132	20,325	21,733

Income before income taxes	8,853	6,075	15,381	12,396
Income tax	2,852	1,997	5,322	3,957

Net income	6,001	4,078	10,059	8,439
Dividends on preferred stock	283	283	220	272

Net income available to common shareholders	$5,718	$3,795	$9,839	$8,167

Per share:
Basic earnings	$0.32	$0.20	$0.49	$0.41
Diluted earnings	$0.31	$0.20	$0.47	$0.39
Dividends	$0.10	$0.11	$0.11	$0.11

Weighted average basic shares outstanding	17,849	18,562	20,013	20,064

Weighted average diluted shares outstanding	19,190	19,909	21,476	21,379

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended
2011	March 31	June 30	Sept 30	Dec 31
(Amounts in thousands, except per share data)
Interest income	$24,590	$23,335	$23,050	$23,201
Interest expense	6,315	5,581	5,316	4,935

Net interest income	18,275	17,754	17,734	18,266
Provision for loan losses	1,612	3,079	1,920	2,436

Net interest income after provision for loan losses	16,663	14,675	15,814	15,830
Other income	7,663	8,139	7,888	6,580
Net securities gains	1,836	3,224	178	26
Other expenses	18,063	17,738	16,060	17,054

Income before income taxes	8,099	8,300	7,820	5,382
Income tax	2,348	2,572	2,502	2,151

Net income	5,751	5,728	5,318	3,231
Dividends on preferred stock	—	131	286	286

Net income available to common shareholders	$5,751	$5,597	$5,032	$2,945

Per share:
Basic earnings	$0.32	$0.31	$0.28	$0.16
Diluted earnings	$0.32	$0.31	$0.28	$0.17
Dividends	$0.10	$0.10	$0.10	$0.10

Weighted average basic shares outstanding	17,868	17,896	17,897	17,849

Weighted average diluted shares outstanding	17,887	18,534	19,206	19,159

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and its Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 15, 2013

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2012.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 15th day of March, 2013.

/s/ John M. Mendez	/s/ David D. Brown

John M. Mendez	David D. Brown
President and Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2012, and our report, dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 15, 2013

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this Annual Report on Form 10-K, under the direction of the Company’s CEO and CFO, the Company has evaluated the disclosure controls and procedures currently in effect. Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective.

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

The Company assesses the adequacy of its internal control over financial reporting quarterly and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The required information concerning directors and executive officers has been omitted in accordance with General Instruction G. Such information regarding directors and executive officers will be set forth under the headings of “Proposal 1: Election of Directors,” “Continuing Incumbent Directors,” “Non-Director Executive Officers,” “Nominees for the Class of 2016,” and “Corporate Governance” of the Proxy Statement relating to the 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”) to be held on April 30, 2013, and is incorporated herein by reference.

Information relating to compliance with Section 16(a) of the Exchange Act has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement relating to the 2013 Annual Meeting and is incorporated herein by reference.

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

Information relating to the Audit Committee and the Audit Committee Financial Expert has been omitted in accordance with General Instruction G. Such information regarding the Audit Committee and the Audit Committee Financial Expert will be set forth under the heading “Board Committees” of the Proxy Statement relating to the 2013 Annual Meeting and is incorporated herein by reference.

Since the last annual report on Form 10-K, filed on March 2, 2012, the Company has not made any material changes to the procedures by which stockholders may recommend nominees to the Company’s board of directors.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

W. C. Blankenship, Jr.

Agent, State Farm Insurance

Franklin P. Hall

Businessman; Chairman, Hall & Hall Family Law Firm; Former Commissioner, Virginia Department of Alcoholic Beverage Control; Former Chairman, The CommonWealth Bank; Former Minority Leader, Virginia House of Delegates; Commissioner, Richmond Redevelopment & Housing Authority

Richard S. Johnson

Chairman, President, and CEO, The Wilton Companies; Chairman, Economic Development Authority of the City of Richmond; Trustee, University of Richmond

I. Norris Kantor

Of Counsel, Katz, Kantor, Stonestreet & Buckner, Attorneys at Law; Board of Governors, Bluefield State College

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

James H. Atkinson, Jr.

Retired Chief Executive Officer, Peoples Bank of Virginia

W. C. Blankenship, Jr.

Agent, State Farm Insurance

Juanita G. Bryan

Homemaker

Robert L. Buzzo

Vice President and Secretary, First Community Bancshares, Inc.; President, First Community Bank

C. William Davis

Attorney at Law, Richardson & Davis

Samuel L. Elmore

Senior Vice President – Commercial Lending for Raleigh County, W.Va. Market, First Community Bank

T. Vernon Foster

President of J. La’Verne Print Communications; Past Director, TriStone Community Bank; Executive Director: MBA Programs, Career Management & Public Relations, University of Louisville, College of Business

Franklin P. Hall

Businessman; Chairman, Hall & Hall Family Law Firm; Former Commissioner, Virginia Department of Alcoholic Beverage Control; Former Chairman, The CommonWealth Bank; Former Minority Leader, Virginia House of Delegates; Commissioner, Richmond Redevelopment & Housing Authority

Richard S. Johnson

Chairman, President, and CEO, The Wilton Companies; Chairman, Economic Development Authority of the City of Richmond; Trustee, University of Richmond

I. Norris Kantor

Of Counsel, Katz, Kantor, Stonestreet & Buckner, Attorneys at Law; Board of Governors, Bluefield State College

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

The information called for by Item 11 has been omitted in accordance with General Instruction G. Such information will be set forth under the headings of “Compensation Discussion and Analysis” and “Board Committees” of the Proxy Statement relating to the 2013 Annual Meeting and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The required information concerning security ownership of certain beneficial owners and management has been omitted in accordance with General Instruction G. Such information appears under the heading of “Information on Stock Ownership” of the Proxy Statement relating to the 2013 Annual Meeting and is incorporated herein by reference.

Equity Compensation Plan Information

Information regarding compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2012, is included in the following table.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	106,224	$16.38	600,000
Equity compensation plans not approved by security holders	390,156	$20.78	49,841

Total	496,380		649,841

For additional information regarding equity compensation plans, see “Note 12 – Equity-Based Compensation” of the Notes to Consolidated Financial Statements in Item 8 herein.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 has been omitted in accordance with General Instruction G. Such information will be set forth under the headings of “Related Person Transactions” and “Corporate Governance” of the Proxy Statement relating to the 2013 Annual Meeting and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services.

The information called for by Item 14 has been omitted in accordance with General Instruction G. Such information will be set forth under the heading of “Independent Registered Public Accounting Firm” of the Proxy Statement relating to the 2013 Annual Meeting and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.

(a)	Documents Filed as a Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 herein:

Consolidated Balance Sheets as of December 31, 2012 and 2011.

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2 (33).

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.8**	Employment Agreement between First Community Bank and Marshall E. McCall dated March 1, 2012. (31)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

Exhibit No.	Exhibit

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.13**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (32)

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.19**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.20**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.21**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.22**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.23**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.24**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.25**	Employment Agreement between First Community Bank and Simpson O. Brown dated July 31, 2009. (28)

10.26**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

11	Statement Regarding Computation of Earnings per Share. (30)

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2012, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Annual Report on Form 10-K for the year ended December 31, 2012, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010;and (vi) Notes to the Consolidated Financial Statements.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated and filed on August 28, 2012.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Form of indemnification agreement entered into by the Company and First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, amended on May 19, 2004.

(18)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Consolidated Financial Statements included herein.
(31)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed on March 1, 2012.
(32)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(33)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2013.

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

Signature	Title	Date

/s/ John M. Mendez	Director, President and Chief Executive Officer	March 15, 2013

John M. Mendez

/s/ David D. Brown	Chief Financial Officer	March 15, 2013

David D. Brown

/s/ W.C. Blankenship, Jr.	Director	March 15, 2013

W.C. Blankenship, Jr.

/s/ Franklin P. Hall	Director	March 15, 2013

Franklin P. Hall

/s/ Richard S. Johnson	Director	March 15, 2013

Richard S. Johnson

/s/ Robert E. Perkinson, Jr.	Director	March 15, 2013

Robert E. Perkinson, Jr.

/s/ William P. Stafford	Director	March 15, 2013

William P. Stafford

/s/ William P. Stafford, II	Chairman of the Board of Directors	March 15, 2013

William P. Stafford, II