Form 10-Q
period 2013-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2013-05-10
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Class – Common Stock, $1.00 Par Value; 19,985,212 shares outstanding as of April 26, 2013

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended March 31, 2013

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$41,467	$50,405
Federal funds sold	110,544	66,509
Interest-bearing deposits in banks	15,030	27,933

Total cash and cash equivalents	167,041	144,847
Securities available-for-sale	537,507	534,358
Securities held-to-maturity	816	816
Loans held for sale	2,794	6,672
Loans held for investment, net of unearned income:
Covered under loss share agreements	195,060	207,106
Not covered under loss share agreements	1,494,232	1,517,547
Less allowance for loan losses	(24,850)	(25,770)

Loans held for investment, net	1,664,442	1,698,883
FDIC indemnification asset	45,393	48,073
Property, plant, and equipment, net	64,812	64,868
Other real estate owned:
Covered under loss share agreements	6,911	3,255
Not covered under loss share agreements	4,439	5,749
Interest receivable	8,166	7,842
Goodwill	104,689	104,866
Intangible assets	3,344	3,522
Other assets	109,937	105,116

Total assets	$2,720,291	$2,728,867

Liabilities
Deposits:
Noninterest-bearing	$355,918	$343,352
Interest-bearing	1,691,579	1,686,823

Total deposits	2,047,497	2,030,175
Interest, taxes, and other liabilities	26,740	28,816
Securities sold under agreements to repurchase	121,506	136,118
FHLB borrowings	150,000	161,558
Other borrowings	15,877	15,877

Total liabilities	2,361,620	2,372,544

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 17,421 shares outstanding at March 31, 2013, and December 31, 2012	17,421	17,421
Common stock, $1 par value; 50,000,000 shares authorized; 20,343,327 shares issued at March 31, 2013, and December 31, 2012, respectively; 358,115 and 289,861 shares in treasury at March 31, 2013, and December 31, 2012, respectively	20,343	20,343
Additional paid-in capital	213,855	213,829
Retained earnings	117,489	113,013
Treasury stock, at cost	(7,517)	(6,458)
Accumulated other comprehensive loss	(2,920)	(1,825)

Total stockholders’ equity	358,671	356,323

Total liabilities and stockholders’ equity	$2,720,291	$2,728,867

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2013	2012
Interest income
Interest and fees on loans held for investment	$24,844	$19,368
Interest on securities — taxable	1,886	2,079
Interest on securities — nontaxable	1,208	1,196
Interest on deposits in banks	66	39

Total interest income	28,004	22,682

Interest expense
Interest on deposits	2,362	2,405
Interest on short-term borrowings	590	595
Interest on long-term borrowings	1,690	1,705

Total interest expense	4,642	4,705

Net interest income	23,362	17,977
Provision for loan losses	1,142	922

Net interest income after provision for loan losses	22,220	17,055

Noninterest income
Wealth management income	846	894
Service charges on deposit accounts	3,168	3,013
Other service charges and fees	1,786	1,585
Insurance commissions	1,666	1,576
Net gain on sale of securities	117	51
Change in FDIC indemnification asset	(1,539)	—
Other operating income	1,817	872

Total noninterest income	7,861	7,991

Noninterest expense
Salaries and employee benefits	10,110	8,222
Occupancy expense of bank premises	1,855	1,526
Furniture and equipment	1,343	811
Amortization of intangible assets	179	233
FDIC premiums and assessments	472	322
Merger related expense	49	163
Other operating expense	5,536	4,916

Total noninterest expense	19,544	16,193

Income before income taxes	10,537	8,853
Income tax expense	3,396	2,852

Net income	7,141	6,001
Dividends on preferred stock	258	283

Net income available to common shareholders	$6,883	$5,718

Basic earnings per common share	$0.34	$0.32
Diluted earnings per common share	$0.33	$0.31

Cash dividends per common share	$0.12	$0.10

Weighted average basic shares outstanding	20,032,694	17,849,376
Weighted average diluted shares outstanding	21,394,066	19,189,923

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands, except share and per share data)
Net income	$7,141	$6,001
Other comprehensive (loss) income, before tax
Available-for-sale securities:
Unrealized (losses) gains on securities available-for-sale with other-than-temporary impairment	(197)	209
Unrealized (losses) gains on securities available-for-sale without other-than-temporary impairment	(1,121)	495
Less: reclassification adjustment for gains realized in net income	(117)	(51)

Unrealized (losses) gains on available-for-sale securities in OCI	(1,435)	653
Benefit plans:
Net actuarial losses on pension and other postretirement benefit plans	(394)	(22)
Amortization of prior service cost, transition asset/obligation, and net actuarial losses included in net periodic benefit cost	81	65

Unrealized (losses) gains on benefit plans	(313)	43

Other comprehensive (loss) income, before tax	(1,748)	696
Income tax benefit (expense) related to items of OCI	653	(263)

Other comprehensive (loss) income, net of tax	(1,095)	433

Total comprehensive income	$6,046	$6,434

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2012	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729
Net income	—	—	—	6,001	—	—	6,001
Other comprehensive income	—	—	—	—	—	433	433
Common dividends declared — $0.10 per share	—	—	—	(1,786)	—	—	(1,786)
Preferred dividends declared — $15.00 per share	—	—	—	(283)	—	—	(283)
Equity-based compensation expense	—	—	31	—	—	—	31

Balance March 31, 2012	$18,921	$18,083	$188,149	$97,588	$(5,721)	$(6,895)	$310,125

Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	7,141	—	—	7,141
Other comprehensive loss	—	—	—	—	—	(1,095)	(1,095)
Common dividends declared — $0.12 per share	—	—	—	(2,407)	—	—	(2,407)
Preferred dividends declared — $15.00 per share	—	—	—	(258)	—	—	(258)
Equity-based compensation expense	—	—	32	—	—	—	32
Common stock options exercised — 800 shares	—	—	(6)	—	18	—	12
Purchase of treasury shares — 69,054 shares at $15.55 per share	—	—	—	—	(1,077)	—	(1,077)

Balance March 31, 2013	$17,421	$20,343	$213,855	$117,489	$(7,517)	$(2,920)	$358,671

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2013	2012
Operating activities
Net income	$7,141	$6,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,142	922
Depreciation and amortization of property, plant, and equipment	1,227	937
Accretion of discounts and amortization of premiums on investments	(330)	467
Accretion of FDIC receivable for loss share agreements	1,539	—
Amortization of intangible assets	179	233
Gain on sale of loans	(454)	(239)
Equity-based compensation expense	32	31
Gain on sale of property, plant, and equipment	(48)	(1)
Loss on sales of other real estate	613	649
Gain on sale of securities	(117)	(51)
Gain on prepayment of debt	(296)	—
Proceeds from sale of mortgage loans	28,226	19,163
Origination of mortgage loans	(23,894)	(16,626)
(Increase) decrease in accrued interest receivable	(324)	307
(Increase) decrease in other operating activities	(9,112)	8,318

Net cash provided by operating activities	5,524	20,111

Investing activities
Proceeds from sale of securities available-for-sale	75,506	10,051
Proceeds from maturities, prepayments, and calls of securities available-for-sale	19,757	21,232
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	—	620
Payments to acquire securities available-for-sale	(99,532)	(27,059)
Collections of loans	31,277	8,028
Proceeds from the redemption of (payments to acquire) FHLB stock, net	1,184	(720)
Proceeds from the FDIC	1,141	—
Payments to acquire property, plant, and equipment	(1,219)	(833)
Proceeds from sale of property, plant, and equipment	96	2
Proceeds from sale of other real estate	1,041	1,623

Net cash provided by investing activities	29,251	12,944

Financing activities
Net increase in noninterest-bearing deposits	12,566	13,084
Net increase in interest-bearing deposits	4,756	23,199
Repayments of securities sold under agreements to repurchase	(14,612)	(4,942)
Repayments of long-term debt	(11,558)	(8)
Proceeds from stock options exercised	12	—
Payments for repurchase of treasury stock	(1,077)	—
Excess tax benefit from share-based compensation	—	—
Payments of common dividends	(2,407)	(1,786)
Payments of preferred dividends	(261)	(284)

Net cash (used in) provided by financing activities	(12,581)	29,263

Increase in cash and cash equivalents	22,194	62,318
Cash and cash equivalents at beginning of period	144,847	47,294

Cash and cash equivalents at end of period	$167,041	$109,612

Supplemental information — noncash items
Transfer of other real estate	$6,865	$1,027
Loans originated to finance other real estate	$2,864	$840

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The condensed consolidated balance sheet as of December 31, 2012, has been derived from the audited consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K (the “2012 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Form 10-K.

The Company operates in one business segment, Community Banking. The Community Banking segment consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services.

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial and Supplementary Data,” of the Company’s 2012 Form 10-K and Note 1, “General,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements,” of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013. Additional discussion of the Company’s application of critical accounting estimates is included within “Application of Critical Accounting Estimates” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein.

Reclassifications and Corrections

The Company has made certain reclassifications of prior years’ amounts necessary to conform to the current year’s presentation. These reclassifications had no effect on the Company’s financial position, stockholders’ equity, or results of operations.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this update in the first quarter of 2013. The adoption of the guidance had no significant impact on the Company’s consolidated financial statements other than supplemental disclosure. See Note 11, “Accumulated Other Comprehensive Income,” for additional information.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” to address the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and early adoption is permitted. The Company adopted this update in the first quarter of 2013. The adoption of the guidance resulted in the recognition of amortization in noninterest income in the Company’s Condensed Consolidated Statements of Income. See Part I, Item 1, “Financial Statements,” and Note 5, “FDIC Indemnification Asset,” for additional information.

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

	Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands, except share and per share data)
Net income	$7,141	$6,001
Dividends on preferred stock	258	283

Net income available to common shareholders	$6,883	$5,718

Weighted average common shares outstanding, basic	20,032,694	17,849,376
Diluted shares for stock options	159,323	34,998
Weighted average convertible preferred shares	1,202,049	1,305,549

Weighted average common shares outstanding, diluted	21,394,066	19,189,923

Basic earnings per common share	$0.34	$0.32
Diluted earnings per common share	$0.33	$0.31

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share is convertible into 69 shares of the Company’s Common Stock (“Common Stock”) at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014. There were 17,421 shares of Series A Preferred Stock outstanding at March 31, 2013, 17,421 shares outstanding at December 31, 2012, and 18,921 shares outstanding at March 31, 2012.

The following outstanding options to purchase Common Stock were excluded from the calculation of diluted earnings per share because the exercise price was greater than the market value of the Common Stock, which would result in an antidilutive effect on diluted earnings per share:

	Three Months Ended
	March 31,
	2013	2012

Options	337,693	451,915

Note 2. Investment Securities

The amortized cost and estimated fair value of available-for-sale securities, including gross unrealized gains and losses, at March 31, 2013, and December 31, 2012, were as follows:

	March 31, 2013
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI(1)
(Amounts in thousands)
Municipal securities	$150,706	$6,933	$(411)	$157,228	$—
Single issue trust preferred securities	55,721	—	(9,970)	45,751	—
Mortgage-backed securities:
Agency	317,713	5,655	(1,084)	322,284	—
Non-Agency Alt-A residential	14,009	—	(3,140)	10,869	(3,140)

Total mortgage-backed securities	331,722	5,655	(4,224)	333,153	(3,140)
Equity securities	1,249	193	(67)	1,375	—

Total	$539,398	$12,781	$(14,672)	$537,507	$(3,140)

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI(1)
(Amounts in thousands)
Municipal securities	$151,119	$8,195	$(97)	$159,217	$—
Single issue trust preferred securities	55,707	—	(11,061)	44,646	—
Mortgage-backed securities:
Agency	310,323	6,023	(449)	315,897	—
Non-Agency Alt-A residential	14,215	—	(3,148)	11,067	(3,148)

Total mortgage-backed securities	324,538	6,023	(3,597)	326,964	(3,148)
Equity securities	3,446	190	(105)	3,531	—

Total	$534,810	$14,408	$(14,860)	$534,358	$(3,148)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The amortized cost and estimated fair value of held-to-maturity securities, including gross unrealized gains and losses, at March 31, 2013, and December 31, 2012, were as follows:

	March 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
Municipal securities	$816	$8	$—	$824

Total	$816	$8	$—	$824

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
Municipal securities	$816	$16	$—	$832

Total	$816	$16	$—	$832

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities by contractual maturity at March 31, 2013, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$393	$399
Due after one year but within five years	19,005	19,634
Due after five years but within ten years	18,071	19,027
Due after ten years	168,958	163,919

	206,427	202,979
Mortgage-backed securities	331,722	333,153
Equity securities	1,249	1,375

Total	$539,398	$537,507

Held-to-maturity securities
Due within one year	$60	$61
Due after one year but within five years	756	763
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$816	$824

Available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer at March 31, 2013, and December 31, 2012, were as follows:

	March 31, 2013
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$17,126	$(411)	$—	$—	$17,126	$(411)
Single issue trust preferred securities	—	—	45,751	(9,970)	45,751	(9,970)
Mortgage-backed securities:
Agency	112,922	(1,084)	15	—	112,937	(1,084)
Non-Agency Alt-A residential	—	—	10,870	(3,140)	10,870	(3,140)

Total mortgage-backed securities	112,922	(1,084)	10,885	(3,140)	123,807	(4,224)
Equity securities	930	(5)	126	(62)	1,056	(67)

Total	$130,978	$(1,500)	$56,762	$(13,172)	$187,740	$(14,672)

	December 31, 2012
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$6,436	$(97)	$—	$—	$6,436	$(97)
Single issue trust preferred securities	—	—	44,646	(11,061)	44,646	(11,061)
Mortgage-backed securities:
Agency	74,197	(449)	15	—	74,212	(449)
Non-Agency Alt-A residential	—	—	11,066	(3,148)	11,066	(3,148)

Total mortgage-backed securities	74,197	(449)	11,081	(3,148)	85,278	(3,597)
Equity securities	3,106	(25)	108	(80)	3,214	(105)

Total	$83,739	$(571)	$55,835	$(14,289)	$139,574	$(14,860)

There were no held-to-maturity securities in a continuous unrealized loss position at March 31, 2013, or December 31, 2012. At March 31, 2013, the combined depreciation in value of the 78 individual securities in an unrealized loss position was 2.73% of the combined reported value of the aggregate securities portfolio. At December 31, 2012, the combined depreciation in value of the 57 individual securities in an unrealized loss position was 2.78% of the combined reported value of the aggregate securities portfolio.

The following table details the Company’s gross gains and gross losses realized from the sale of securities for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands)
Gross realized gains	$155	$89
Gross realized losses	(38)	(38)

Net gain on sale of securities	$117	$51

The carrying value of securities pledged to secure public deposits and for other purposes was $280.88 million at March 31, 2013, and $292.88 million at December 31, 2012.

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

For nonbeneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. Nonbeneficial interest debt securities consist of U.S. Treasury securities, municipal securities, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of impairment and records any credit-related OTTI through earnings and noncredit-related OTTI through OCI. During the three months ended March 31, 2013 and 2012, the Company incurred no OTTI charges related to nonbeneficial interest debt securities. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of corporate FDIC insured securities and mortgage-backed securities (“MBS”). An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the noncredit-related OTTI is accounted for in OCI. During the three months ended March 31, 2013 and 2012, the Company incurred no credit-related OTTI charges associated with beneficial interest debt securities.

For the non-Agency Alt-A residential MBS, the Company uses a discounted cash flow model with the following assumptions: voluntary constant prepayment rate of 5%, a customized constant default rate scenario that assumes approximately 20% of the remaining underlying mortgages will default within three years, and a customized loss severity rate scenario that ramps the loss rate down from 71% to 15% over the course of approximately seven years.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of the OTTI is recognized in OCI:

	Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands)
Beginning balance (1)	$7,478	$6,536
Additions for credit losses on securities not previously recognized	—	—
Additions for credit losses on securities previously recognized	—	—
Reduction for increases in cash flows	—	—
Reduction for securities management no longer intends to hold to recovery	—	—
Reduction for securities sold/realized losses	—	—

Ending balance	$7,478	$6,536

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three months ended March 31, 2013 and 2012, the Company recognized no OTTI charges on equity securities.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”) and FRB of Richmond (“FRB Richmond”). The Company feels the FHLBA ownership position provides access to relatively inexpensive wholesale and overnight funding. FHLBA and FRB Richmond stock are reported as long-term investments in “Other assets” on the Company’s “Condensed Consolidated Balance Sheets.” At March 31, 2013, and December 31, 2012, the Company owned $10.00 million and $11.30 million, respectively, of FHLBA stock. The Company’s policy is to review the stock for impairment at each reporting period. Based on the Company’s review and publicly available information concerning the FHLBA, it believes that as of March 31, 2013, its FHLBA stock was not impaired. At March 31, 2013, and December 31, 2012, the Company owned $5.58 million of FRB Richmond stock.

Note 3. Loans

Loan Portfolio

The Company’s loan portfolio is grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) and each segment is divided further into various classes. Loans, net of unearned income, consisted of the following at March 31, 2013, and December 31, 2012:

	March 31, 2013		December 31, 2012
(Amounts in thousands)	Amount	Percent	Amount	Percent

Covered loans	$195,060	11.55%	$207,106	12.01%
Non-covered loans
Commercial loans
Construction, development, and other land	55,220	3.27%	57,434	3.33%
Commercial and industrial	91,666	5.43%	88,738	5.15%
Multi-family residential	63,929	3.78%	65,694	3.81%
Single family non-owner occupied	136,334	8.07%	135,912	7.88%
Non-farm, non-residential	440,226	26.06%	448,810	26.02%
Agricultural	2,117	0.12%	1,709	0.10%
Farmland	33,930	2.01%	34,570	2.00%

Total commercial loans	823,422	48.74%	832,867	48.29%
Consumer real estate loans
Home equity lines	108,385	6.42%	111,081	6.44%
Single family owner occupied	470,437	27.85%	473,547	27.46%
Owner occupied construction	19,760	1.17%	16,223	0.94%

Total consumer real estate loans	598,582	35.44%	600,851	34.84%
Consumer and other loans
Consumer loans	68,625	4.06%	78,163	4.53%
Other	3,603	0.21%	5,666	0.33%

Total consumer and other loans	72,228	4.27%	83,829	4.86%

Total non-covered loans	1,494,232	88.45%	1,517,547	87.99%

Total loans held for investment, net of unearned income	$1,689,292	100.00%	$1,724,653	100.00%

Loans held for sale	$2,794		$6,672

Covered loans held for investment consisted of the following at March 31, 2013, and December 31, 2012:

(Amounts in thousands)	March 31, 2013	December 31, 2012
Covered loans
Commercial loans
Construction, development, and other land	$24,495	$26,595
Commercial and industrial	5,205	6,948
Multi-family residential	2,549	2,611
Single family non-owner occupied	10,672	11,428
Non-farm, non-residential	42,857	48,565
Agricultural	128	144
Farmland	1,222	1,091

Total commercial loans	87,128	97,382
Consumer real estate loans
Home equity lines	80,463	81,445
Single family owner occupied	23,042	22,961
Owner occupied construction	1,628	1,644

Total consumer real estate loans	105,133	106,050
Consumer and other loans
Consumer loans	2,799	3,674

Total covered loans	$195,060	$207,106

See Note 12, “Litigation, Commitments and Contingencies,” for information concerning the Company’s off-balance sheet credit risk related to lending activities.

Acquired Impaired Loans

When the fair values of acquired loans are established, certain loans are identified as impaired. The Company has estimated the cash flows to be collected on the acquired impaired loans and discounted those cash flows at a market rate of interest. The outstanding principal balance of acquired impaired loans was $168.87 million at March 31, 2013, $198.34 million at December 31, 2012, and $6.28 million at March 31, 2012. The following tables present the carrying balance of acquired impaired loans during the periods indicated:

	Three Months Ended March 31, 2013
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1	$26,907	$110,115	$2,340	$139,362
Balance, March 31	21,715	96,537	2,364	120,616

	Three Months Ended March 31, 2012
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1	$—	$—	$2,886	$2,886
Balance, March 31	—	—	2,388	2,388

The following tables present changes in the accretable yield on acquired impaired loans during the periods indicated:

	Three Months Ended March 31, 2013
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1, 2013	$2,342	$21,886	$15	$24,243
Additions	7	66	—	73
Accretion	(376)	(1,385)	(51)	(1,812)
Transfers to accretable difference (exit events), net	2,302	(12,482)	46	(10,134)
Disposals	(537)	(585)	—	(1,122)

Balance, March 31, 2013	$3,738	$7,500	$10	$11,248

	Three Months Ended March 31, 2012
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1, 2012	$—	$—	$919	$919
Additions	—	—	—	—
Accretion	—	—	(934)	(934)
Transfers to accretable difference, net	—	—	46	46
Disposals	—	—	—	—

Balance, March 31, 2012	$—	$—	$31	$31

Note 4. Allowance for Loan Losses and Credit Quality Indicators

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

The following tables detail activity within the allowance for loan losses, by portfolio segment, for the dates indicated:

	Three Months Ended March 31,
	2013				2012
		Consumer	Consumer			Consumer	Consumer
	Commercial	Real Estate	and Other	Total	Commercial	Real Estate	and Other	Total
(Amounts in thousands)
Beginning balance	$17,267	$7,906	$597	$25,770	$17,752	$7,711	$742	$26,205
Provision for loan losses	483	480	179	1,142	262	618	42	922
Loans charged off	(783)	(1,396)	(580)	(2,759)	(253)	(1,105)	(204)	(1,562)
Recoveries credited to allowance	283	13	401	697	104	35	96	235

Net charge-offs	(500)	(1,383)	(179)	(2,062)	(149)	(1,070)	(108)	(1,327)

Ending balance	$17,250	$7,003	$597	$24,850	$17,865	$7,259	$676	$25,800

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

During the quarterly cash flow analysis, three of the Company’s seven purchased credit impaired loan pools were deemed impaired. These pools had a combined recorded investment of $20.08 million, a current unpaid principal balance of $26.61 million, and impairment of $276 thousand at March 31, 2013. For the three months ended March 31, 2013, the Company had an average recorded investment of $20.23 million and recognized interest income of $84 thousand in connection with the impaired loan pools. These amounts are not included in the tables below.

	March 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$1,473	$1,675	$—	$2,916	$2,916	$—
Commercial and industrial	913	912	—	284	284	—
Multi-family residential	70	87	—	—	—	—
Single family non-owner occupied	1,299	2,301	—	383	684	—
Non-farm, non-residential	6,628	7,227	—	5,282	5,362	—
Agricultural	—	—	—	—	—	—
Farmland	177	197	—	—	—	—
Consumer real estate loans
Home equity lines	321	444	—	276	277	—
Single family owner occupied	816	1,449	—	277	383	—
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—	—

Total impaired loans with no allowance	11,697	14,292	—	9,418	9,906	—

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	5,339	5,356	1,822	—	—	—
Commercial and industrial	3,108	8,236	3,100	3,318	8,502	3,192
Multi-family residential	375	396	15	378	397	18
Single family non-owner occupied	1,046	1,107	204	2,411	2,460	996
Non-farm, non-residential	2,730	2,926	430	2,781	2,958	358
Agricultural	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Consumer real estate loans
Home equity lines	222	230	222	223	230	223
Single family owner occupied	4,296	4,550	608	4,673	4,903	806
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—	—

Total impaired loans with an allowance	17,116	22,801	6,401	13,784	19,450	5,593

Total impaired loans	$28,813	$37,093	$6,401	$23,202	$29,356	$5,593

	For the Three Months Ended		For the Three Months Ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$2,195	$43	$30	$—
Commercial and industrial	599	11	483	—
Multi-family residential	35	2	596	—
Single family non-owner occupied	841	79	1,514	9
Non-farm, non-residential	5,955	212	2,684	10
Agricultural	—	—	—	—
Farmland	88	9	—	—
Consumer real estate loans
Home equity lines	298	25	502	6
Single family owner occupied	547	70	7,185	21
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	2	—

Total impaired loans with no allowance	10,558	451	12,996	46

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	2,670	117	111	1
Commercial and industrial	3,217	—	2,210	—
Multi-family residential	376	7	—	—
Single family non-owner occupied	1,728	3	2,541	31
Non-farm, non-residential	2,756	26	7,310	91
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	222	3	—	—
Single family owner occupied	4,485	37	3,372	25
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	15,454	193	15,544	148

Total impaired loans	$26,012	$644	$28,540	$194

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at March 31, 2013, and December 31, 2012.

	March 31, 2013
	Non-acquired	Allowance	Loans	Allowance	Acquired	Allowance
	Loans Individually	for Loans	Collectively	for Loans	Impaired Loans	for Acquired
	Evaluated for	Individually	Evaluated for	Collectively	Evaluated for	Impaired Loans
(Amounts in thousands)	Impairment	Evaluated	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction, development, and other land	$6,812	$1,822	$58,022	$885	$14,881	$—
Commercial and industrial	4,013	3,100	89,818	1,002	3,040	8
Multi-family residential	445	15	65,407	1,486	626	—
Single family non-owner occupied	2,345	204	135,636	3,303	9,025	—
Non-farm, non-residential	9,358	430	441,359	4,595	32,366	—
Agricultural	—	—	2,244	24	1	—
Farmland	177	—	34,099	372	876	—

Total commercial loans	23,150	5,571	826,585	11,672	60,815	8
Consumer real estate loans
Home equity lines	543	222	137,680	1,265	50,625	—
Single family owner occupied	5,112	608	481,047	4,586	7,320	—
Owner occupied construction	—	—	20,292	321	1,096	—

Total consumer real estate loans	5,655	830	639,019	6,172	59,041	—
Consumer and other loans
Consumer loans	—	—	70,664	516	760	—
Other	—	—	3,603	81	—	—

Total consumer and other loans	—	—	74,267	597	760	—

Total loans	$28,805	$6,401	$1,539,871	$18,441	$120,616	$8

	December 31, 2012
	Non-acquired	Allowance	Loans	Allowance	Acquired	Allowance
	Loans Individually	for Loans	Collectively	for Loans	Impaired Loans	for Acquired
	Evaluated for	Individually	Evaluated for	Collectively	Evaluated for	Impaired Loans
(Amounts in thousands)	Impairment	Evaluated	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction, development, and other land	$2,916	$—	$55,369	$1,214	$25,744	$—
Commercial and industrial	3,602	3,192	88,540	1,159	3,544	8
Multi-family residential	378	18	67,278	1,612	649	—
Single family non-owner occupied	2,794	858	134,323	3,509	10,223	—
Non-farm, non-residential	8,063	358	451,240	4,901	38,072	—
Agricultural	—	—	1,852	22	1	—
Farmland	—	—	34,779	416	882	—

Total commercial loans	17,753	4,426	833,381	12,833	79,115	8
Consumer real estate loans
Home equity lines	499	223	139,706	1,351	50,343	—
Single family owner occupied	4,950	944	483,559	5,051	8,005	—
Owner occupied construction	—	—	16,768	337	1,099	—

Total consumer real estate loans	5,449	1,167	640,027	6,739	59,447	—
Consumer and other loans
Consumer loans	—	—	81,037	597	800	—
Other	—	—	5,666	—	—	—

Total consumer and other loans	—	—	86,703	597	800	—

Total loans	$23,202	$5,593	$1,560,111	$20,169	$139,362	$8

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

The following tables present the Company’s investment in loans held for investment by internal credit grade indicator at March 31, 2013, and December 31, 2012.

	March 31, 2013
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$38,976	$1,279	$13,968	$997	$—	$55,220
Commercial and industrial	80,683	1,576	5,792	3,615	—	91,666
Multi-family residential	58,241	4,141	1,547	—	—	63,929
Single family non-owner occupied	119,349	4,835	11,180	970	—	136,334
Non-farm, non-residential	401,887	10,983	27,196	160	—	440,226
Agricultural	2,071	17	29	—	—	2,117
Farmland	28,411	1,413	4,106	—	—	33,930
Consumer real estate loans
Home equity lines	101,881	2,992	3,476	36	—	108,385
Single family owner occupied	433,486	9,270	27,252	429	—	470,437
Owner occupied construction	19,343	417	—	—	—	19,760
Consumer and other loans
Consumer loans	66,166	1,989	466	4	—	68,625
Other	3,585	5	13	—	—	3,603

Total non-covered loans	$1,354,079	$38,917	$95,025	$6,211	$—	$1,494,232

	March 31, 2013
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction, development, and other land	$12,747	$963	$10,751	$34	$—	$24,495
Commercial and industrial	4,320	179	658	48	—	5,205
Multi-family residential	1,928	—	621	—	—	2,549
Single family non-owner occupied	5,050	—	5,536	86	—	10,672
Non-farm, non-residential	19,973	1,939	20,900	45	—	42,857
Agricultural	127	—	1	—	—	128
Farmland	1,125	—	97	—	—	1,222
Consumer real estate loans
Home equity lines	16,989	11,762	51,687	25	—	80,463
Single family owner occupied	16,668	200	5,943	231	—	23,042
Owner occupied construction	473	—	1,155	—	—	1,628
Consumer and other loans
Consumer loans	2,133	—	666	—	—	2,799
Other	—	—	—	—	—	—

Total covered loans	$81,533	$15,043	$98,015	$469	$—	$195,060

	December 31, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$41,850	$1,497	$13,546	$541	$—	$57,434
Commercial and industrial	77,573	2,506	4,821	3,838	—	88,738
Multi-family residential	60,161	4,043	1,490	—	—	65,694
Single family non-owner occupied	112,562	5,938	16,092	1,320	—	135,912
Non-farm, non-residential	399,907	15,975	32,808	120	—	448,810
Agricultural	1,657	19	33	—	—	1,709
Farmland	28,887	2,262	3,421	—	—	34,570
Consumer real estate loans
Home equity lines	104,750	2,739	3,592	—	—	111,081
Single family owner occupied	436,587	9,599	27,319	—	42	473,547
Owner occupied construction	15,841	382	—	—	—	16,223
Consumer and other loans
Consumer loans	76,787	867	501	8	—	78,163
Other	5,657	8	1	—	—	5,666

Total non-covered loans	$1,362,219	$45,835	$103,624	$5,827	$42	$1,517,547

	December 31, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction, development, and other land	$6,463	$2,120	$17,834	$178	$—	$26,595
Commercial and industrial	6,225	445	197	81	—	6,948
Multi-family residential	1,962	—	649	—	—	2,611
Single family non-owner occupied	6,065	2,223	3,015	125	—	11,428
Non-farm, non-residential	23,855	5,477	19,189	44	—	48,565
Agricultural	143	—	1	—	—	144
Farmland	935	—	156	—	—	1,091
Consumer real estate loans
Home equity lines	16,323	11,981	53,116	25	—	81,445
Single family owner occupied	16,011	927	5,786	237	—	22,961
Owner occupied construction	484	—	1,160	—	—	1,644
Consumer and other loans
Consumer loans	2,987	562	125	—	—	3,674
Other	—	—	—	—	—	—

Total covered loans	$81,453	$23,735	$101,228	$690	$—	$207,106

Nonaccrual loans, presented by loan class, consisted of the following at March 31, 2013, and December 31, 2012. Loans acquired with credit deterioration through business combinations, for which a discount exists, are generally not considered to be nonaccrual as a result of the accretion of the discount which is based on the expected cash flows of the loans.

(Amounts in thousands)	March 31, 2013			December 31, 2012
	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$6,842	$2,113	$8,955	$405	$1,990	$2,395
Commercial and industrial	5,375	48	5,423	3,912	35	3,947
Multi-family residential	445	—	445	378	—	378
Single family non-owner occupied	4,600	29	4,629	7,071	21	7,092
Non-farm, non-residential	5,644	562	6,206	5,938	951	6,889
Agricultural	17	—	17	2	—	2
Farmland	177	—	177	—	—	—
Consumer real estate loans
Home equity lines	925	538	1,463	872	436	1,308
Single family owner occupied	5,874	1,218	7,092	5,219	831	6,050
Owner occupied construction	—	59	59	—	59	59
Consumer and other loans
Consumer loans	169	—	169	126	—	126
Other	—	—	—	—	—	—

Total	30,068	4,567	34,635	23,923	4,323	28,246
Acquired impaired loans	8	—	8	8	—	8

Total nonaccrual loans	$30,076	$4,567	$34,643	$23,931	$4,323	$28,254

The following tables present the aging of past due loans, by loan class, at March 31, 2013, and December 31, 2012. Nonaccrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category. There were no accruing loans contractually past due 90 days or more at March 31, 2013, and December 31, 2012. Acquired loans that are past due continue to accrue interest through the accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual.

	March 31, 2013
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$301	$1,413	$5,275	$6,989	$48,231	$55,220
Commercial and industrial	258	55	1,549	1,862	89,804	91,666
Multi-family residential	37	—	70	107	63,822	63,929
Single family non-owner occupied	258	107	2,332	2,697	133,637	136,334
Non-farm, non-residential	2,394	1,245	3,540	7,179	433,047	440,226
Agricultural	—	—	17	17	2,100	2,117
Farmland	42	—	177	219	33,711	33,930
Consumer real estate loans
Home equity lines	968	745	623	2,336	106,049	108,385
Single family owner occupied	6,837	1,113	1,654	9,604	460,833	470,437
Owner occupied construction	—	—	—	—	19,760	19,760
Consumer and other loans
Consumer loans	181	1,213	58	1,452	67,173	68,625
Other	—	—	—	—	3,603	3,603

Total non-covered loans	$11,276	$5,891	$15,295	$32,462	$1,461,770	$1,494,232

	March 31, 2013
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Covered loans
Commercial loans
Construction, development, and other land	$152	$155	$1,121	$1,428	$23,067	$24,495
Commercial and industrial	147	—	33	180	5,025	5,205
Multi-family residential	—	—	—	—	2,549	2,549
Single family non-owner occupied	—	—	29	29	10,643	10,672
Non-farm, non-residential	22	38	562	622	42,235	42,857
Agricultural	—	—	—	—	128	128
Farmland	22	—	—	22	1,200	1,222
Consumer real estate loans
Home equity lines	194	165	180	539	79,924	80,463
Single family owner occupied	437	264	577	1,278	21,764	23,042
Owner occupied construction	119	—	59	178	1,450	1,628
Consumer and other loans
Consumer loans	—	—	—	—	2,799	2,799
Other	—	—	—	—	—	—

Total covered loans	$1,093	$622	$2,561	$4,276	$190,784	$195,060

	December 31, 2012
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$344	$—	$188	$532	$56,902	$57,434
Commercial and industrial	387	84	1,432	1,903	86,835	88,738
Multi-family residential	624	—	—	624	65,070	65,694
Single family non-owner occupied	1,841	1,348	3,715	6,904	129,008	135,912
Non-farm, non-residential	2,702	936	3,621	7,259	441,551	448,810
Agricultural	—	—	—	—	1,709	1,709
Farmland	216	196	—	412	34,158	34,570
Consumer real estate loans
Home equity lines	315	93	495	903	110,178	111,081
Single family owner occupied	6,564	1,176	1,644	9,384	464,163	473,547
Owner occupied construction	382	—	—	382	15,841	16,223
Consumer and other loans
Consumer loans	715	73	47	835	77,328	78,163
Other	—	—	—	—	5,666	5,666

Total non-covered loans	$14,090	$3,906	$11,142	$29,138	$1,488,409	$1,517,547

	December 31, 2012
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Covered loans
Commercial loans
Construction, development, and other land	$252	$161	$1,121	$1,534	$25,061	$26,595
Commercial and industrial	45	—	—	45	6,903	6,948
Multi-family residential	—	—	—	—	2,611	2,611
Single family non-owner occupied	8	—	21	29	11,399	11,428
Non-farm, non-residential	501	—	927	1,428	47,137	48,565
Agricultural	—	—	—	—	144	144
Farmland	6	—	—	6	1,085	1,091
Consumer real estate loans
Home equity lines	217	112	204	533	80,912	81,445
Single family owner occupied	413	135	475	1,023	21,938	22,961
Owner occupied construction	—	—	59	59	1,585	1,644
Consumer and other loans
Consumer loans	—	—	—	—	3,674	3,674
Other	—	—	—	—	—	—

Total covered loans	$1,442	$408	$2,807	$4,657	$202,449	$207,106

The Company’s troubled debt restructurings (“TDRs”) totaled $11.87 million at March 31, 2013, and $12.05 million at December 31, 2012, which are reported net of those on nonaccrual status of $2.34 million and $3.83 million, respectively. Accruing nonperforming TDRs amounted to $1.60 million, or 13.45% of total accruing TDRs at March 31, 2013, and $6.01 million, or 49.88% of total TDRs at December 31, 2012. The allowance for loan losses included reserves related to TDRs of $1.65 million and $1.87 million at March 31, 2013, and December 31, 2012, respectively. Interest income recognized on TDRs for the three months ended March 31, 2013 and 2012 totaled $246 thousand and $94 thousand, respectively. There were no covered loans recorded as TDRs at September 30, 2012. Loans acquired with credit deterioration through business combinations, for which a discount exists, are generally not considered a TDR as long as the loan remains in the loan pool.

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

The following table presents information for loans modified as TDRs that were restructured during the three months ended March 31, 2013 and 2012 by type of concession made and loan class. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended March 31,
	2013			2012
	Total	Pre-Modification	Post-Modification	Total	Pre-Modification	Post-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Recorded Investment	Contracts	Recorded Investment	Recorded Investment
Extended payment term
Single family owner occupied	—	—	—	1	$351	$319

Total	—	$—	$—	1	$351	$319

There were no payment defaults on loans modified as TDRs during the three months ended March 31, 2013 or 2012 that were restructured within the previous 12 months.

Note 5. FDIC Indemnification Asset

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank. The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. Under the loss share agreements, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired covered loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as negative accretion through noninterest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans. The Company incurs expenses related to the assets indemnified by the FDIC and pursuant to the loss share agreements certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company. The estimates of reimbursements are netted against these covered expenses in the income statement. The following table presents changes in the receivable from the FDIC for the periods indicated:

(Amounts in thousands)
Beginning balance, January 1, 2013	$48,073
Increase in expected losses on loans	—
Additional losses on OREO	—
Reimbursable expenses	—
Amortization of discounts and premiums, net	(1,539)
Reimbursements from the FDIC	(1,141)

Ending balance, March 31, 2013	$45,393

Note 6. Deposits

The following table summarizes interest-bearing deposits by type for the periods indicated:

	March 31, 2013	December 31, 2012
(Amounts in thousands)
Interest-bearing demand deposits	$377,445	$353,321
Money market deposits	240,101	237,257
Savings deposits	273,221	263,019
Individual retirement accounts	125,552	126,658
Certificates of deposit	675,260	706,568

Total	$1,691,579	$1,686,823

Note 7. Borrowings

The following table summarizes borrowings by type for the periods indicated:

	March 31, 2013	December 31, 2012
(Amounts in thousands)
Securities sold under agreements to repurchase	$121,506	$136,118
FHLB borrowings	150,000	161,558
Subordinated debt	15,464	15,464
Other debt	413	413

Total	$287,383	$313,553

Securities sold under agreements to repurchase consisted of retail overnight and term repurchase agreements of $71.51 million at March 31, 2013, and $77.92 million at December 31, 2012, and wholesale repurchase agreements of $50.00 million at March 31, 2013, and $58.20 million at December 31, 2012. During the first quarter of 2013, the Company prepaid wholesale repurchase agreements totaling $8.15 million that resulted in a $79 thousand gain. The weighted average rate of wholesale repurchase agreements was 3.71% at March 31, 2013, and 3.34% at December 31, 2012. Securities sold under agreements to repurchase are collateralized with agency MBS and municipal securities.

FHLB borrowings included convertible and callable advances totaling $150.00 million at March 31, 2013, and $155.28 million at December 31, 2012, and fixed rate credit of $6.27 million at December 31, 2012. During the first quarter of 2013, the Company prepaid FHLB borrowings totaling $11.47 million that resulted in a $217 thousand gain. The callable advances may be redeemed at quarterly intervals after various lockout periods. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. The weighted average rate of FHLB borrowings was 4.12% at March 31, 2013, and 3.86% at December 31, 2012. Advances from the FHLB were secured by qualifying loans of $1.13 billion at March 31, 2013, and $998.14 million at December 31, 2012. At March 31, 2013, unused borrowing capacity with the FHLB totaled $331.57 million.

At March 31, 2013, the FHLB borrowings had approximate contractual maturities between four and eight years. The scheduled maturities of the advances are as follows:

Amount
(Amounts in thousands)
2013	$—
2014	—
2015	—
2016	—
2017	100,000
2018 and thereafter	50,000

$150,000

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

Note 8. Defined Benefit Plans

The Company maintains a Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The following sets forth the components of the net periodic pension cost of the Company’s domestic non-contributory, non-qualified defined SERP for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands)
Service cost	$34	$39
Interest cost	61	51
Amortization of losses	12	11
Amortization of prior service cost	47	34

Net periodic cost	$154	$135

The Company maintains a Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for its non-management directors. The following sets forth the components of the net periodic pension cost of the Company’s domestic non-contributory, non-qualified Directors’ Plan for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands)
Service cost	$7	$7
Interest cost	10	10
Amortization of prior service cost	22	22

Net periodic cost	$39	$39

Note 9. Derivative Instruments and Hedging Activities

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

The primary derivative instrument the Company uses is interest rate lock commitments (“IRLCs”). Generally, this instrument helps the Company meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

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

The following table presents the aggregate contractual or notional amounts of derivative financial instruments as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
(Amounts in thousands)
Derivatives not designated as hedges IRLCs	$14,097	$14,841	$11,118

The following table presents the fair value of derivative financial instruments as of the dates indicated:

	March 31, 2013		December 31, 2012		March 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(Amounts in thousands)
Asset derivatives
Derivatives not designated as hedges IRLCs	Other assets	$142	Other assets	$144	Other assets	$100

Total		$142		$144		$100

Liability derivatives
Derivatives not designated as hedges IRLCs	Other liabilities	$10	Other liabilities	$16	Other liabilities	$56

Total		$10		$16		$56

Effect of Derivatives and Hedging Activities on the Income Statement. For the quarters ended March 31, 2013 and 2012, the Company determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on derivatives for the dates indicated:

		Three Months Ended
		March 31,
	Income Statement Location	2013	2012
(Amounts in thousands)
Derivatives not designated as hedges IRLCs	Other income	$4	$(85)

Total		$4	$(85)

Note 10. Fair Value

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

Recurring and Nonrecurring Fair Value

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy for the periods indicated:

	March 31, 2013
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$157,228	$—	$157,228	$—
Single issue trust preferred securities	45,751	—	45,751	—
Agency MBS	322,284	—	322,284	—
Non-Agency Alt-A residential MBS	10,869	—	10,869	—
Equity securities	1,375	1,353	22	—

Total available-for-sale securities	$537,507	$1,353	$536,154	$—

Deferred compensation assets	$3,786	$3,786	$—	$—

Derivatives
Interest rate lock commitments	$142	$—	$142	$—

Deferred compensation liabilities	$3,786	$3,786	$—	$—

Derivative liabilities
Interest rate lock commitments	$10	$—	$10	$—

	December 31, 2012
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$159,217	$—	$159,217	$—
Single issue trust preferred securities	44,646	—	44,646	—
Agency MBS	315,897	—	315,897	—
Non-Agency Alt-A residential MBS	11,067	—	11,067	—
Equity securities	3,531	3,511	20	—

Total available-for-sale securities	$534,358	$3,511	$530,847	$—

Deferred compensation assets	$3,625	$3,625	$—	$—

Derivatives
Interest rate lock commitments	$144	$—	$144	$—

Deferred compensation liabilities	$3,625	$3,625	$—	$—

Derivative liabilities
Interest rate lock commitments	$16	$—	$16	$—

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

	March 31, 2013
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$7,743	—	—	$7,743
OREO not covered by loss share agreements	2,870	—	—	2,870
OREO covered by loss share agreements	3,938	—	—	3,938

There were no transfers between valuation levels for any asset during the three months ended March 31, 2013 or 2012. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

	Fair Value at	Valuation	Unobservable	Range
	March 31, 2013	Technique	Input	(Weighted Average)
(Amounts in thousands)
Impaired loans	$7,743	Discounted appraisals (1)	Appraisal adjustments (2)	2% to 100% (42%)
OREO not covered by loss share agreements	2,870	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 96% (61%)
OREO covered by loss share agreements	3,938	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 39% (26%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables summarize the carrying amount and fair value of the Company’s financial instruments for the dates indicated:

	March 31, 2013
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$167,041	$167,041	$167,041	$—	$—
Available-for-sale securities	537,507	537,507	1,353	536,154	—
Held-to-maturity securities	816	824	—	824	—
Loans held for sale	2,794	2,820	—	2,820	—
Loans held for investment less allowance	1,664,442	1,661,139	—	—	1,661,139
FDIC indemnification asset	45,393	45,393	—	—	45,393
Accrued interest receivable	8,166	8,166	—	8,166	—
Derivative financial assets	142	142	—	142	—
Deferred compensation assets	3,786	3,786	3,786	—	—

Liabilities
Demand deposits	$355,918	$355,918	$—	$355,918	$—
Interest-bearing demand deposits	377,445	377,445	—	377,445	—
Savings deposits	513,322	513,322	—	513,322	—
Time deposits	800,812	807,107	—	807,107	—
Securities sold under agreements to repurchase	121,506	125,972	—	125,972	—
Accrued interest payable	2,351	2,351	—	2,351	—
FHLB and other indebtedness	165,877	192,853	—	192,853	—
Derivative financial liabilities	10	10	—	10	—
Deferred compensation liabilities	3,786	3,786	3,786	—	—

	December 31, 2012
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$144,847	$144,847	$144,847	$—	$—
Available-for-sale securities	534,358	534,358	3,511	530,847	—
Held-to-maturity securities	816	832	—	832	—
Loans held for sale	6,672	6,774	—	6,774	—
Loans held for investment less allowance	1,698,883	1,702,128	—	—	1,702,128
FDIC receivable under loss share agreements	48,073	48,073	—	—	48,073
Accrued interest receivable	7,842	7,842	—	7,842	—
Derivative financial assets	144	144	—	144	—
Deferred compensation assets	3,625	3,625	3,625	—	—

Liabilities
Demand deposits	$343,352	$343,352	$—	$343,352	$—
Interest-bearing demand deposits	353,321	353,321	—	353,321	—
Savings deposits	500,276	500,276	—	500,276	—
Time deposits	833,226	842,331	—	842,331	—
Securities sold under agreements to repurchase	136,118	142,417	—	142,417	—
Accrued interest payable	2,481	2,481	—	2,481	—
FHLB and other indebtedness	177,435	200,418	—	200,418	—
Derivative financial liabilities	16	16	—	16	—
Deferred compensation liabilities	3,625	3,625	3,625	—	—

Note 11. Accumulated Other Comprehensive Income

The following table presents the changes in the Company’s accumulated other comprehensive income (“AOCI”), net of tax, by component for the period indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Total
(Amounts in thousands)
Beginning balance, January 1, 2013	$(283)	$(1,542)	$(1,825)
Other comprehensive loss before reclassifications	(971)	(248)	(1,219)
Amounts reclassified from AOCI	73	51	124

Net comprehensive loss	(898)	(197)	(1,095)

Ending balance, March 31, 2013	$(1,181)	$(1,739)	$(2,920)

The following table presents reclassifications out of the Company’s AOCI for the period ended March 31, 2013:

Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(Amounts in thousands)
Available-for-sale securities
	$117	Net gains on sale of securities
	—	Net impairment losses recognized in earnings

	117	Total before tax
	44	Income tax expense

	73	Total net of tax

Defined benefit pension plan items
Amortization of prior service costs	69	See Note 1 below
Amortization of net losses	12	See Note 1 below
Net actuarial losses	—	See Note 1 below

	81	Total before tax
	30	Income tax expense

	51	Total net of tax

Total reclassifications	$124	Total net of tax

Note 1: These items are included in the computation of net periodic pension cost. See Note 8, “Defined Benefit Plans,” for additional information.

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

Commitments and Contingencies

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. Commitments to extend credit, including availability on lines of credit, totaled $198.04 million at March 31, 2013, and $215.77 million at December 31, 2012. Additionally, the Company had gross notional amounts of outstanding commitments related to secondary market mortgage loans of $14.10 million at March 31, 2013, and $14.84 million at December 31, 2012.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding. Standby letters of credit and financial guarantees totaled $5.89 million at March 31, 2013, and $6.81 million at December 31, 2012. The Company maintained a reserve for unfunded lending commitments of $326 thousand at March 31, 2013, and December 31, 2012.

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

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information that will enhance understanding of our Company’s financial condition, changes in financial condition, and results of operations. This MD&A contains forward-looking statements and should be read in conjunction with our 2012 Annual Report on Form 10-K (the “2012 Form 10-K”) and the other financial information included in this report.

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

•

the impact of the federal banking regulators’ continued implementation of a number of programs to address capital and liquidity in the banking system; further, future and proposed rules, including those that are part of the Basel III process, which are expected to increase minimum acceptable levels of capital for the industry;

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

We caution that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we filed with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to our Company are expressly qualified by these cautionary statements. These factors and other risks and uncertainties are discussed in Part II, Item 1A, “Risk Factors,” herein, and Part I, Item 1A, “Risk Factors,” of our 2012 Form 10-K.

Company Overview

Our Company is a financial holding company headquartered in Bluefield, Virginia. We operate through our community bank subsidiary, First Community Bank (the “Bank”), which provides financial, trust, and investment advisory services to individuals and commercial customers through seventy-two locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. Our Company is also the parent company of Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, a full-service insurance agency offering commercial and personal lines of insurance through five locations in Virginia, West Virginia, and North Carolina. The Bank is the parent of First Community Wealth Management, a registered investment advisory firm that offers wealth management and investment advice with $906 million in aggregate assets under management as of March 31, 2013. These assets are not assets of our Company, but are managed under various fee-based arrangements as fiduciary or agent. We reported total assets of $2.72 billion as of March 31, 2013. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding. We invest our funds primarily in loans to retail and commercial customers. In addition to loans, we invest a portion of our funds in various debt securities, including those of United States and its agencies, municipals, and certain corporate notes, debt instruments, and equity securities. We also maintain overnight interest-bearing balances with the Federal Reserve and other correspondent banks. The difference between interest earned on assets and interest paid on liabilities is our primary source of earnings. Our net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry. Our financial position and results of operations require management to make judgments and estimates to develop the amounts reflected and disclosed in the consolidated financial statements. Different assumptions in the application of these estimates could result in material changes to our consolidated financial position and consolidated results of operations. Estimates, assumptions, and judgments are continually evaluated and based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Our accounting estimates are fundamental to understanding MD&A and the disclosures presented in the Notes to Condensed Consolidated Financial Statements and in MD&A provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Our critical accounting estimates are described in detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Form 10-K.

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

Recent Business Combinations

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank (“Waccamaw”). Waccamaw, a full service community bank headquartered in Whiteville, North Carolina, operated sixteen branches throughout North and South Carolina. At acquisition, Waccamaw had total assets of approximately $500.64 million, loans of approximately $318.35 million, and deposits of approximately $414.13 million. As a result of the acquisition and the preliminary purchase price allocation, approximately $10.90 million was recorded as goodwill, which represents the excess of the value of the consideration transferred over the fair value of the net assets acquired including indentified intangibles. Under the Single-Family Shared-Loss Agreement and the Commercial Shared-Loss Agreement with the FDIC, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. All assets acquired and liabilities assumed are recorded at estimated fair value on the date of acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available. After the initial acquisition, the Company agreed to purchase four properties totaling $1.80 million from the FDIC.

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

Results Of Operations

Overview

The following list includes significant developments regarding our Company and operations during the first quarter of 2013:

•	Tax equivalent net interest margin increased 24 basis points to 4.15% for the first quarter of 2013 compared with the first quarter of 2012.

•	Net interest income was $23.36 million, an increase of $5.39 million, or 29.95%, compared with the first quarter of 2012.

•	Total assets grew $517.02 million, or 23.47%, compared with the first quarter of 2012, which includes the Peoples and Waccamaw acquisitions that occurred during the second quarter of 2012.

•	Total stockholders’ equity increased $48.55 million, or 15.65% compared with the first quarter of 2012, which includes the stock issued during the Peoples acquisition.

Net Income

Net income increased $1.14 million, or 19.00%, to $7.14 million for the first quarter of 2013 compared with $6.00 million for the first quarter of 2012. Net income available to common shareholders increased $1.17 million, or 20.37%, to $6.88 million for the first quarter of 2013 compared with $5.72 million for the first quarter of 2012. The increase was largely attributed to the substantial growth in earning assets as a result of the Peoples and Waccamaw acquisitions. Basic and diluted earnings per common share for the first quarter of 2013 were $0.34 and $0.33, respectively, compared to basic and diluted earnings per common share for the first quarter of 2012 of $0.32 and $0.31, respectively.

Net Interest Income – Quarterly Comparison (See Table I)

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

Net interest income, the largest contributor to earnings, increased $5.39 million, or 29.95%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. Tax equivalent net interest income increased $5.40 million, or 28.92%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. The increase in tax equivalent net interest income was primarily due to growth in average earning assets resulting from the Peoples and Waccamaw acquisitions and reductions in the rates paid on interest-bearing deposits resulting from the sustained low rate environment.

Average earning assets increased $432.32 million and average interest-bearing liabilities increased $382.11 million for the quarter ended March 31, 2013, compared with the same quarter of 2012. The yield on average earning assets increased 5 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012. The average rate paid on interest-bearing liabilities decreased 23 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 28 basis points higher for the first quarter of 2013 compared with the first quarter of 2012. Our net interest margin increased 24 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012.

The tax equivalent yield on loans increased 32 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012. Tax equivalent loan interest income increased $5.48 million, or 28.24%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. Interest on loans for the first quarter of 2013 also includes accretion related to the Peoples and Waccamaw acquisitions of $831 thousand and $3.01 million, respectively. The Company expects the purchase accounting interest accretion to decline in future periods based on acquired portfolio attrition.

The tax equivalent yield on available-for-sale securities decreased 46 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012. This decrease was primarily due to the reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks decreased 10 basis points for the first quarter of 2013 compared with the first quarter of 2012. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $70.79 million, or 25.02%, and the average rate paid on those deposits increased 2 basis points for the first quarter of 2013 compared with the first quarter of 2012. The average balance of savings deposits increased $110.33 million, or 27.89%, and the average rate paid on those deposits increased 1 basis point for the quarter ended March 31, 2013, compared with the same quarter of 2012. The average balance of time deposits increased $181.67 million, or 28.64%, and the average rate paid on those deposits decreased 37 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012. The average balance of noninterest-bearing demand deposits increased $93.32 million, or 39.07%, for the first quarter of 2013 compared with the third quarter of 2012.

There were no federal funds purchased on average for the first quarter of 2013, compared to $1.97 million for the first quarter of 2012. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, increased $3.58 million, or 4.96%, and the average rate paid on those funds decreased 8 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012. The average balance of wholesale repurchase agreements increased $7.65 million, or 15.29%, and the average rate paid on those funds decreased 42 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012. The average balance of FHLB and other borrowings increased $10.06 million, or 6.07%, and the average rate paid on those funds decreased 24 basis points for the quarter ended March 31, 2013, compared with the same quarter of 2012. The changes in the average balances and costs of wholesale repurchase agreements and FHLB advances were primarily due to the Waccamaw acquisition.

Table I	Average Balance Sheets and Net Interest Income Analysis
	Three Months Ended March 31,
	2013			2012
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans (2)	$1,706,296	$24,887	5.92%	$1,394,246	$19,407	5.60%
Securities available-for-sale	544,681	3,728	2.78%	478,358	3,857	3.24%
Securities held-to-maturity	816	17	8.45%	3,237	62	7.70%
Interest-bearing deposits	98,893	66	0.27%	42,525	39	0.37%

Total earning assets	2,350,686	28,698	4.95%	1,918,366	23,365	4.90%
Other assets	352,343			255,638

Total assets	$2,703,029			$2,174,004

Liabilities
Interest-bearing deposits
Demand deposits	$353,677	$56	0.06%	$282,887	$31	0.04%
Savings deposits	505,917	155	0.12%	395,588	110	0.11%
Time deposits	816,060	2,151	1.07%	634,390	2,264	1.44%

Total interest-bearing deposits	1,675,654	2,362	0.57%	1,312,865	2,405	0.74%
Borrowings
Federal funds purchased	—	—	—	1,970	2	0.00%
Retail repurchase agreements	75,751	105	0.56%	72,171	115	0.64%
Wholesale repurchase agreements	57,645	475	3.34%	50,000	468	3.76%
FHLB advances and other borrowings	175,937	1,699	3.92%	165,874	1,715	4.16%

Total borrowings	309,333	2,279	2.99%	290,015	2,300	3.19%

Total interest-bearing liabilities	1,984,987	4,641	0.95%	1,602,880	4,705	1.18%

Noninterest-bearing demand deposits	332,186			238,863
Other liabilities	24,307			21,466

Total liabilities	2,341,480			1,863,209
Stockholders’ equity	361,549			310,795

Total liabilities and stockholders’ equity	$2,703,029			$2,174,004

Net interest income, tax equivalent		$24,057			$18,660

Net interest rate spread (3)			4.00%			3.72%

Net interest margin (4)			4.15%			3.91%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

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

	Three Months Ended March 31, 2013 Compared to 2012 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total
Interest earned on:
Loans (FTE)	$4,344	$1,089	$47	$5,480
Securities available-for-sale (FTE)	535	(551)	(113)	(129)
Securities held-to-maturity (FTE)	(46)	6	(5)	(45)
Interest-bearing deposits with other banks	51	(10)	(14)	27

Total interest earning assets	4,884	534	(85)	5,333

Interest paid on:
Demand deposits	8	14	3	25
Savings deposits	31	12	2	45
Time deposits	648	(573)	(188)	(113)
Federal funds purchased	—	—	(2)	(2)
Retail repurchase agreements	6	(14)	(2)	(10)
Wholesale repurchase agreements	71	(52)	(12)	7
FHLB advances and other borrowings	103	(99)	(20)	(16)

Total interest-bearing liabilities	867	(712)	(219)	(64)

Change in net interest income, tax equivalent	$4,017	1,246	134	5,397

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses was increased $220 thousand for the first quarter of 2013 compared with the first quarter of 2012. We incurred net charge-offs of $2.06 million for the quarter ended March 31, 2013, compared with $1.33 million for the same quarter of 2012. Annualized net charge-offs as a percentage of average non-covered loans were 0.56% for the quarter ended March 31, 2013, compared with 0.38% for the same quarter of 2012. Non-covered loans exclude loans acquired in the Waccamaw transaction that are covered under the FDIC loss share agreements.

Noninterest Income

Noninterest income, consisting of all revenues not included in interest and fee income related to earning assets, decreased $130 thousand, or 1.63%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. Exclusive of the impact of gains on the sale of securities and prepaid borrowings, as well as the change in the indemnification asset, noninterest income increased $1.05 million, or 13.19%, to $8.99 million for the quarter ended March 31, 2013, compared with $7.94 million for the same quarter of 2012.

Wealth management revenues, including fees and commissions for trust services and investment advisory services, decreased $48 thousand, or 5.37%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. Service charges on deposit accounts increased $155 thousand, or 5.14%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. Other service charges, commissions, and fees increased $201 thousand, or 12.68%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. Insurance commissions increased $90 thousand, or 5.71%, for the quarter ended March 31, 2013, compared with the same quarter of 2012.

Other operating income increased $945 thousand for the quarter ended March 31, 2013, compared with the same quarter of 2012. The increase was primarily due to a $300 thousand increase in secondary market income and $296 thousand gain on the prepayment of borrowings. We incurred a net gain on sale of securities of $117 thousand for the quarter ended March 31, 2013, which was a $66 thousand increase from the same quarter of 2012. During the first quarter of 2013, the change in the FDIC indemnification asset totaled $1.54 million, including $1.57 million resulting from negative accretion.

Noninterest Expense

Noninterest expense increased $3.35 million, or 20.69%, for the first quarter of 2013 compared with the first quarter of 2012. Salaries and employee benefits increased $1.89 million, or 22.96%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. The Peoples and Waccamaw acquisitions completed during the second quarter of 2012 accounted for an increase in salaries and employee benefits of $1.25 million during the first quarter of 2013. At March 31, 2013, we had 746 full-time equivalent employees compared to 619 at March 31, 2012. The Peoples and Waccamaw acquisitions resulted in the addition of 100 full-time equivalent employees for the period ended March 31, 2013.

Occupancy, furniture, and equipment expense increased $861 thousand, or 36.84%, to $3.20 million for the quarter ended March 31, 2013, compared with $2.34 million for the same quarter of 2012 as a result of the Peoples and Waccamaw acquisitions. FDIC premiums and assessments increased $150 thousand, or 46.58%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. We incurred $49 thousand in merger related costs for the quarter ended March 31, 2013, in connection with the Peoples and Waccamaw acquisitions. Other operating expense increased $620 thousand, or 12.61%, for the quarter ended March 31, 2013, compared with the same quarter of 2012. The increase in other operating expense was primarily due to our expanded branch network. These increases were offset by a $196 thousand decrease in expenses and net losses associated with other real estate owned (“OREO”) to $625 thousand for the first quarter of 2013, compared with $821 thousand for the first quarter of 2012.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences include income on municipal securities, which are exempt from federal income tax; certain dividend payments, which are deductible; and increases in the cash surrender value of life insurance policies. Consolidated income taxes were $3.40 million for the first quarter of 2013 compared to $2.85 million for the first quarter of 2012. The effective tax expense rates for the quarters ended March 31, 2013 and 2012 were 32.23% and 32.22%, respectively.

Financial Condition

Total assets were $2.72 billion as of March 31, 2013, a decrease of $8.58 million, or 0.31%, compared with $2.73 billion at December 31, 2012. Total liabilities were $2.36 billion as of March 31, 2013, a decrease of $10.92 million, or 0.46%, compared with $2.37 billion at December 31, 2012. As of March 31, 2013, our book value per as-converted common share was $16.93, an increase of $0.17, compared with December 31, 2012.

Investment Securities

Available-for-Sale Securities

Available-for-sale securities as of March 31, 2013, increased $3.15 million, or 0.59%, compared with December 31, 2012. The market value of securities available-for-sale as a percentage of amortized cost was 99.65% at March 31, 2013, compared with 99.92% at December 31, 2012.

During the first quarters of 2013 and 2012, we recognized no other-than-temporary impairment (“OTTI”) charges in earnings related to nonbeneficial interest debt securities. We incurred no OTTI charges on equity securities during the three months ended March 31, 2013 and 2012. See Note 2, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Held-to-Maturity Securities

Held-to-maturity securities as of March 31, 2013, remained constant at $816 thousand compared with December 31, 2012. The market value of securities held-to-maturity as a percentage of amortized cost was 100.96% at March 31, 2013, compared with 101.96% at December 31, 2012.

Loan Portfolio

Loans Held for Sale

Loans held for sale as of March 31, 2013, decreased $3.88 million, or 58.12% compared with December 31, 2012. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans at March 31, 2013, was $14.10 million for 79 loans compared to $14.84 million for 88 loans at December 31, 2012.

Loans Held for Investment

Loans held for investment as of March 31, 2013, decreased $35.36 million, or 2.05%, compared with December 31, 2012, and increased $302.77 million, or 21.84%, compared with March 31, 2012. The significant increase between the first quarter of 2013 and first quarter of 2012 was primarily due to the Peoples and Waccamaw acquisitions that occurred during the second quarter of 2012. The average loan to deposit ratio was 84.98% for the first quarter of 2013 compared to 85.71% for the fourth quarter of 2012, and 89.85% for the first quarter of 2012. The held for investment portfolio continues to be diversified among loan types and industry segments. The following table details the loan portfolio for the dates indicated:

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Covered loans	$195,060	11.55%	$207,106	12.01%	$—	0.00%
Non-covered loans
Commercial loans
Construction, development, and other land	55,220	3.27%	57,434	3.38%	45,736	3.29%
Commercial and industrial	91,666	5.43%	88,738	5.15%	80,637	5.82%
Multi-family residential	63,929	3.78%	65,694	3.81%	78,815	5.68%
Single family non-owner occupied	136,334	8.07%	135,912	7.88%	108,247	7.81%
Non-farm, non-residential	440,226	26.06%	448,810	26.02%	356,029	25.68%
Agricultural	2,117	0.12%	1,709	0.10%	1,607	0.12%
Farmland	33,930	2.01%	34,570	2.00%	37,751	2.72%

Total commercial loans	823,422	48.74%	832,867	48.29%	708,822	51.12%
Consumer real estate loans
Home equity lines	108,385	6.42%	111,081	6.44%	109,751	7.91%
Single family owner occupied	470,437	27.85%	473,547	27.46%	479,411	34.58%
Owner occupied construction	19,760	1.17%	16,223	0.94%	17,995	1.30%

Total consumer real estate loans	598,582	35.44%	600,851	34.84%	607,157	43.79%
Consumer and other loans
Consumer loans	68,625	4.06%	78,163	4.53%	65,036	4.69%
Other	3,603	0.21%	5,666	0.33%	5,510	0.40%

Total consumer and other loans	72,228	4.27%	83,829	4.86%	70,546	5.09%

Total non-covered loans	1,494,232	88.45%	1,517,547	87.99%	1,386,525	100.00%

Total loans held for investment	$1,689,292	100.00%	$1,724,653	100.00%	$1,386,525	100.00%

Loans held for sale	$2,794		$6,672		$3,522

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The determination of the allowance requires management to make various assumptions and judgments. As a result, actual loan losses may differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. The ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including, among other things, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications. Management considers the allowance to be adequate based upon analysis of the portfolio as of March 31, 2013; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

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

Our allowance for loan losses totaled $24.85 million at March 31, 2013, $25.77 million at December 31, 2012, and $25.80 million at March 31, 2012. The allowance for loan losses as a percentage of non-covered loans held for investment was 1.66% at March 31, 2013, 1.70% at December 31, 2012, and 1.86% at March 31, 2012. The decrease between March 31, 2013, and March 31, 2012, was largely due to the addition of Peoples loans at fair value with no corresponding allowance for loan losses. The cash flow analysis performed for the first quarter of 2013 identified three of the Company’s seven purchased credit impaired loan pools as impaired with a combined impairment of $276 thousand at March 31, 2013. The portfolio will continue to be monitored for deterioration in credit, which may result in the need to record an allowance for loan losses in a future period. As a result of stable credit metrics and the general downward trend in net charge-offs over recent quarters, management deemed the reduced allowance and provision for loan losses as adequate and directionally consistent.

The following table details the allowance for loan loss activity and related information for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
(Amounts in thousands)
Beginning balance	$25,770	$26,205
Provision for loan losses	1,142	922
Charge-offs	(2,759)	(1,562)
Recoveries	697	235

Net charge-offs	(2,062)	(1,327)

Ending balance	$24,850	$25,800

Non-covered loans
Annualized net charge-offs to average loans	0.56%	0.38%
Allowance for loan losses to total loans	1.66%	1.86%

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

(Amounts in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Non-covered loans
Nonaccrual loans	$30,076	$23,931	$24,617
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	1,596	6,009	2,668

Total nonperforming loans	31,672	29,940	27,285
OREO not covered under FDIC loss share agreements	4,439	5,749	3,829

Total nonperforming assets	$36,111	$35,689	$31,114

Covered loans
Nonaccrual loans	$4,567	$4,323	$—
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	4,567	4,323	—
OREO covered under FDIC loss share agreements	6,911	3,255	—

Total nonperforming assets	$11,478	$7,578	$—

Total loans
Nonaccrual loans	$34,643	$28,254	$24,617
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	1,596	6,009	2,668

Total nonperforming loans	36,239	34,263	27,285
OREO	11,350	9,004	3,829

Total nonperforming assets	$47,589	$43,267	$31,114

Performing TDRs (2)	$10,272	$6,038	$7,052
Total TDRs (3)	$11,868	12,047	$9,720

Non-covered loans
Nonperforming loans to total loans	2.12%	1.97%	1.97%
Nonperforming assets to total assets	1.43%	1.42%	1.41%
Allowance for loan losses to nonperforming loans	78.46%	86.07%	94.56%
Total loans (includes covered assets)
Nonperforming loans to total loans	2.15%	1.99%	1.97%
Nonperforming assets to total assets	1.75%	1.59%	1.41%
Allowance for loan losses to nonperforming loans	68.57%	75.21%	94.56%

(1)	TDRs restructured within the past six months or nonperforming, excluding nonaccrual TDRs of $675 thousand , $3.04 million, and $2.81 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $1.67 million, $792 thousand, and $24 thousand at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.
(3)	Perfoming and nonperforming TDRs, excluding nonaccrual TDRs of $2.34 million, $3.83 million, and $2.83 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

Non-covered loans exclude loans acquired in the Waccamaw transaction that are covered under the FDIC loss share agreements. Non-covered nonperforming assets totaled $36.11 million at March 31, 2013, a $422 thousand increase over December 31, 2012, and a $5.00 million increase over March 31, 2012. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.43% at March 31, 2013, 1.42% at December 31, 2012, and 1.41% at March 31, 2012.

Non-covered nonaccrual loans totaled $30.08 million at March 31, 2013, $23.93 million at December 31, 2012, and $24.62 million at March 31, 2012. As of March 31, 2013, non-covered nonaccrual loans were largely attributed to the following loan classes: commercial construction (22.75%); single family owner occupied (19.53%); non-farm, non-residential (18.76%); commercial and industrial (17.90%); and single family non-owner occupied (15.30%). The increase in non-covered nonaccrual loans during the first quarter of 2013 was primarily due to one commercial loan relationship totaling $6.40 million. Approximately $5.66 million, or 18.81%, of non-covered nonaccrual loans were attributed to loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs totaled $11.87 million at March 31, 2013, $12.05 million at December 31, 2012, and $9.72 million at March 31, 2012. Accruing nonperforming TDRs amounted to $1.60 million, or 13.45%, of total accruing TDRs as of March 31, 2013, as compared to 49.88% of accruing TDRs at December 31, 2012, and 27.45% of accruing TDRs at March 31, 2012. The allowance for loan losses attributed to TDRs totaled $1.65 million at March 31, 2013, $1.87 million at December 31, 2012, and $675 thousand at March 31, 2012.

Ongoing activity within the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were no accruing loans contractually past due 90 days or more as of March 31, 2013.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $4.44 million as of March 31, 2013, a decrease of $1.31 million, or 22.79%, compared with December 31, 2012. As of March 31, 2013, non-covered OREO consisted of 48 properties with an average holding period of 10 months. During the first quarter of 2013 the net loss on OREO totaled $400 thousand. Covered OREO is pursuant to the FDIC Loss Share Agreements and is presented net of the related fair value discount. The following table details activity within OREO for the periods indicated:

	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance, January 1, 2013	$5,749	$3,255	$9,004
Acquired	—	—	—
Additions	2,451	4,414	6,865
Disposals	(3,378)	(534)	(3,912)
Valuation adjustments	(383)	(224)	(607)

Ending balance, March 31, 2013	$4,439	$6,911	$11,350

	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance, January 1, 2012	$5,914	$—	$5,914
Acquired	—	—	—
Additions	1,027	—	1,027
Disposals	(2,550)	—	(2,550)
Valuation adjustments	(562)	—	(562)

Ending balance, March 31, 2012	$3,829	$—	$3,829

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $42.26 million as of March 31, 2013, an increase of $3.26 million, or 8.36%, compared with December 31, 2012. Non-covered delinquent loans as a percentage of total non-covered loans measured 2.83% at March 31, 2013, of which loans 30 to 89 days past due comprised 0.82% and nonaccrual loans comprised 2.01%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 2.12% at March 31, 2013, 1.97% at December 31, 2012, and 1.97% at March 31, 2012.

Deposits

Total deposits as of March 31, 2013, increased $17.32 million, or 0.85%, compared with December 31, 2012. Noninterest-bearing deposits and interest-bearing demand deposits as of March 31, 2013, increased $12.57 million and $24.12 million, respectively, compared with December 31, 2012. Savings deposits, which include money market accounts and savings accounts, as of March 31, 2013, increased $13.05 million compared with December 31, 2012. Time deposits as of March 31, 2013, decreased $32.41 million compared with December 31, 2012.

Borrowings

Our borrowings consist primarily of securities sold under agreements to repurchase and FHLB advances. Short-term borrowings consist of overnight federal funds purchased and repurchase agreements. There were no federal funds purchased at March 31, 2013, or December 31, 2012. The balance of retail repurchase agreements decreased $6.42 million, or 8.23%, as of March 31, 2013, compared with December 31, 2012. The balance of wholesale repurchase agreements decreased $8.20 million, or 14.08%, and the weighted average rate increased 37 basis points to 3.71% as of March 31, 2013, compared with December 31, 2012. The balance of FHLB borrowings, including convertible and callable advances and fixed rate credit, decreased $11.56 million, or 7.15%, and the weighted average rate increased 26 basis points to 4.12% as of March 31, 2013, compared with December 31, 2012. As of March 31, 2013, the FHLB borrowings had maturities between four and eight years. During the first quarter of 2013, the Company prepaid $8.15 million of wholesale repurchase agreements and $11.47 million of FHLB borrowings that resulted in gains totaling $296 thousand.

Stockholders’ Equity

Total stockholders’ equity increased 2.35 million, or 0.66%, from $356.32 million at December 31, 2012, to $358.67 million at March 31, 2013. The change in stockholders’ equity during the first quarter of 2013 was primarily due to net income of $7.14 million, dividends declared on common and preferred stock of $2.67 million, treasury share purchases of $1.08 million, and an increase in accumulated other comprehensive loss of $1.10 million.

Risk-Based Capital

Risk-based capital guidelines promulgated by state and federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. As of March 31, 2013, the Bank was deemed “well capitalized” under regulatory capital adequacy standards. Our Company’s and the Bank’s capital ratios are presented in the following table for the dates indicated.

	March 31, 2013	December 31, 2012
Total risk-based capital ratio
First Community Bancshares, Inc.	17.65%	16.70%
First Community Bank	16.06%	15.23%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	16.40%	15.44%
First Community Bank	14.81%	13.97%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.35%	9.96%
First Community Bank	9.31%	8.98%

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

As of March 31, 2013, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $167.04 million, unpledged available-for-sale securities of $256.62 million, FHLB unused borrowing capacity of $331.57 million, and federal funds lines availability of $114.51 million. Cash on hand and deposits with other financial institutions, as well as the FHLB, are immediately available for satisfaction of deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, we do not conduct significant operations and our primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. As of March 31, 2013, our liquid assets, including cash and investment securities, totaled $23.27 million. Our cash reserves and investments, as well as management fee arrangements, provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. Additionally, we maintain a $15.00 million unsecured, committed line of credit. There was no balance on the line as of March 31, 2013.

Off-Balance Sheet Risk

As of March 31, 2013, our off-balance sheet risk included $198.04 million in commitments to extend credit and $5.89 million in standby letters of credit and financial guarantees. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is represented by the contractual amount of those instruments.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of March 31, 2013, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	March 31, 2013		December 31, 2012
(Amounts in thousands, except basis points) Increase (Decrease) in Interest Rates/Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change

300	$9,330	11.3	$10,928	13.2
200	5,842	7.1	7,455	9.0
100	2,617	3.2	3,606	4.4
(100)	68	0.1	(35)	—

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

Evaluation of Disclosure Controls and Procedures

In connection with this report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Refer to our 2012 Form 10-K for disclosures with respect to our risk factors which could materially affect our business, financial condition, or future results. The risks described in the 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or operating results. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2012 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of our Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our Company’s Common Stock during the first quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)
January 1-31, 2013	1,015	$15.50	1,015	809,124
February 1-28, 2013	6,767	15.58	6,767	803,157
March 1-31, 2013	61,272	15.55	61,272	741,885

Total	69,054	$15.55	69,054

(1)	Our Company’s stock repurchase plan, as amended, authorizes the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. We held 358,115 shares in treasury as of March 31, 2013.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2 (33).

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.8**	Employment Agreement between First Community Bank and Marshall E. McCall dated March 1, 2012. (31)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.13**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (32)

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.19**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.20**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.21**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.22**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.23**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.24**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.25**	Employment Agreement between First Community Bank and Simpson O. Brown dated July 31, 2009. (28)

10.26**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the period ended March 31, 2013, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the period ended March 31, 2013, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013, (Unaudited), and December 31, 2012; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated and filed on August 28, 2012.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Form of indemnification agreement entered into by the Company and First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, amended on May 19, 2004.
(18)	Incorporated by reference from the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.

(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed on March 1, 2012.
(32)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(33)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: May 10, 2013

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