Form 10-Q
period 2013-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2013-08-09
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

Class – Common Stock, $1.00 Par Value; 20,051,612 shares outstanding as of August 2, 2013

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended June 30, 2013

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$44,307	$50,405
Federal funds sold	22,876	66,509
Interest-bearing deposits in banks	14,936	27,933

Total cash and cash equivalents	82,119	144,847
Securities available-for-sale	550,158	534,358
Securities held-to-maturity	627	816
Loans held for sale	4,621	6,672
Loans held for investment, net of unearned income:
Covered under loss share agreements	184,076	207,106
Not covered under loss share agreements	1,507,422	1,517,547
Less allowance for loan losses	(23,122)	(25,770)

Loans held for investment, net	1,668,376	1,698,883
FDIC indemnification asset	40,389	48,149
Property, plant, and equipment, net	64,085	64,868
Other real estate owned:
Covered under loss share agreements	6,407	3,255
Not covered under loss share agreements	4,743	5,749
Interest receivable	8,010	7,842
Goodwill	104,892	104,866
Intangible assets	3,159	3,522
Other assets	113,149	105,040

Total assets	$2,650,735	$2,728,867

Liabilities
Deposits:
Noninterest-bearing	$349,972	$343,352
Interest-bearing	1,638,724	1,686,823

Total deposits	1,988,696	2,030,175
Interest, taxes, and other liabilities	23,019	28,816
Securities sold under agreements to repurchase	121,204	136,118
FHLB borrowings	150,000	161,558
Other borrowings	15,877	15,877

Total liabilities	2,298,796	2,372,544

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 15,921 and 17,421 shares outstanding at June 30, 2013, and December 31, 2012, respectively	15,921	17,421
Common stock, $1 par value; 50,000,000 shares authorized; 20,446,827 and 20,343,327 shares issued at June 30, 2013, and December 31, 2012, respectively; 385,965 and 289,861 shares in treasury at June 30, 2013, and December 31, 2012, respectively	20,447	20,343
Additional paid-in capital	215,139	213,829
Retained earnings	120,273	113,013
Treasury stock, at cost	(7,763)	(6,458)
Accumulated other comprehensive loss	(12,078)	(1,825)

Total stockholders’ equity	351,939	356,323

Total liabilities and stockholders’ equity	$2,650,735	$2,728,867

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2013	2012	2013	2012
Interest income
Interest and fees on loans held for investment	$24,264	$20,853	$49,108	$40,221
Interest on securities — taxable	1,869	1,992	3,755	4,071
Interest on securities — nontaxable	1,207	1,265	2,415	2,461
Interest on deposits in banks	72	72	138	111

Total interest income	27,412	24,182	55,416	46,864

Interest expense
Interest on deposits	2,283	2,360	4,645	4,765
Interest on short-term borrowings	579	589	1,169	1,184
Interest on long-term borrowings	1,688	1,749	3,378	3,454

Total interest expense	4,550	4,698	9,192	9,403

Net interest income	22,862	19,484	46,224	37,461
Provision for loan losses	3,205	1,620	4,347	2,542

Net interest income after provision for loan losses	19,657	17,864	41,877	34,919

Noninterest income
Wealth management income	971	940	1,817	1,834
Service charges on deposit accounts	3,315	3,329	6,483	6,342
Other service charges and fees	1,793	1,564	3,579	3,149
Insurance commissions	1,308	1,336	2,974	2,912
Net gain (loss) on sale of securities	113	(9)	230	42
FDIC indemnification asset amortization	(1,662)	—	(3,201)	—
Other operating income	1,010	1,183	2,827	2,055

Total noninterest income	6,848	8,343	14,709	16,334

Noninterest expense
Salaries and employee benefits	9,960	8,892	20,070	17,114
Occupancy expense of bank premises	1,795	1,654	3,650	3,180
Furniture and equipment	1,300	975	2,643	1,786
Amortization of intangible assets	183	189	362	422
FDIC premiums and assessments	469	290	941	612
Merger related expense	8	3,419	57	3,582
Other operating expense	4,818	4,713	10,354	9,629

Total noninterest expense	18,533	20,132	38,077	36,325

Income before income taxes	7,972	6,075	18,509	14,928
Income tax expense	2,537	1,997	5,933	4,849

Net income	5,435	4,078	12,576	10,079
Dividends on preferred stock	253	283	511	566

Net income available to common shareholders	$5,182	$3,795	$12,065	$9,513

Basic earnings per common share	$0.26	$0.20	$0.60	$0.52
Diluted earnings per common share	$0.25	$0.20	$0.59	$0.52

Cash dividends per common share	$0.12	$0.11	$0.24	$0.21

Weighted average basic shares outstanding	19,997,991	18,561,714	20,015,247	18,205,545
Weighted average diluted shares outstanding	21,340,521	19,909,242	21,367,146	19,549,582

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Amounts in thousands, except share and per share data)
Net income	$5,435	$4,078	$12,576	$10,079
Other comprehensive (loss) income, before tax
Available-for-sale securities:
Unrealized gains (losses) on securities available-for-sale with other-than-temporary impairment	15	(314)	(182)	(105)
Unrealized (losses) gains on securities available-for-sale without other-than-temporary impairment	(14,483)	5,326	(15,604)	5,821
Less: reclassification adjustment for (gains) losses realized in net income	(113)	9	(230)	(42)

Unrealized (losses) gains on available-for-sale securities in OCI	(14,581)	5,021	(16,016)	5,674
Benefit plans:
Net actuarial (losses) gains on pension and other postretirement benefit plans	(118)	37	(512)	15
Amortization of prior service cost, transition asset/obligation, and net actuarial losses included in net periodic benefit cost	82	69	163	134

Unrealized (losses) gains on benefit plans	(36)	106	(349)	149

Other comprehensive (loss) income, before tax	(14,617)	5,127	(16,365)	5,823
Income tax benefit (expense) related to items of OCI	5,459	(1,938)	6,112	(2,201)

Other comprehensive (loss) income, net of tax	(9,158)	3,189	(10,253)	3,622

Total comprehensive (loss) income	$(3,723)	$7,267	$2,323	$13,701

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2012	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729
Net income	—	—	—	10,079	—	—	10,079
Other comprehensive income	—	—	—	—	—	3,622	3,622
Common dividends declared — $0.21 per share	—	—	—	(3,751)	—	—	(3,751)
Preferred dividends declared — $30.00 per share	—	—	—	(566)	—	—	(566)
Equity-based compensation expense	—	—	94	—	17	—	111
Restricted stock awards — 1,300 shares	—	—	(15)	—	32	—	17
Acquisition of Peoples Bank of Virginia — 2,157,005 shares	—	2,157	24,313	—	—	—	26,470

Balance June 30, 2012	$18,921	$20,240	$212,510	$99,418	$(5,672)	$(3,706)	$341,711

Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	12,576	—	—	12,576
Other comprehensive loss	—	—	—	—	—	(10,253)	(10,253)
Common dividends declared — $0.24 per share	—	—	—	(4,805)	—	—	(4,805)
Preferred dividends declared — $30.00 per share	—	—	—	(511)	—	—	(511)
Preferred stock converted to common stock — 103,500 shares	(1,500)	104	1,396	—	—	—	—
Equity-based compensation expense	—	—	98	—	—	—	98
Common stock options exercised — 789 shares	—	—	(9)	—	16	—	7
Restricted stock awards — 29,148 shares	—	—	(175)	—	703	—	528
Purchase of treasury shares — 130,804 shares at $15.43 per share	—	—	—	—	(2,024)	—	(2,024)

Balance June 30, 2013	$15,921	$20,447	$215,139	$120,273	$(7,763)	$(12,078)	$351,939

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Amounts in thousands)	2013	2012
Operating activities
Net income	$12,576	$10,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,347	2,542
Depreciation and amortization of property, plant, and equipment	2,474	1,887
(Accretion of discounts) amortization of premiums on investments, net	(258)	964
Amortization of FDIC receivable for loss share agreements	3,201	—
Amortization of intangible assets	362	422
Gain on sale of loans	(346)	(475)
Equity-based compensation expense	626	111
(Gain) loss on sale of property, plant, and equipment	(51)	54
Loss on sales of other real estate	971	825
Gain on sale of securities	(230)	(42)
Gain on prepayment of debt	(296)	—
Proceeds from sale of mortgage loans	43,905	34,658
Origination of mortgage loans	(41,508)	(29,542)
Increase in accrued interest receivable	(168)	(176)
(Increase) decrease in other operating activities	(11,124)	6,919

Net cash provided by operating activities	14,481	28,226

Investing activities
Proceeds from sale of securities available-for-sale	104,279	20,649
Proceeds from maturities, prepayments, and calls of securities available-for-sale	45,033	43,019
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	190	2,210
Payments to acquire securities available-for-sale	(180,928)	(40,801)
Collections of loans	21,826	3,517
Proceeds from the redemption of FHLB stock, net	1,184	504
Net cash (paid) acquired in acquisitions	(201)	152,774
Proceeds from the FDIC	5,148	—
Payments to acquire property, plant, and equipment	(1,753)	(1,500)
Proceeds from sale of property, plant, and equipment	113	887
Proceeds from sale of other real estate	3,195	2,685

Net cash (used in) provided by investing activities	(1,914)	183,944

Financing activities
Net increase in noninterest-bearing deposits	6,620	10,191
Net decrease in interest-bearing deposits	(48,099)	(97,634)
Repayments of securities sold under agreements to repurchase	(14,914)	(923)
Repayments of long-term debt	(11,558)	(10,633)
Proceeds from stock options exercised	7	17
Payments for repurchase of treasury stock	(2,024)	—
Payments of common dividends	(4,805)	(3,751)
Payments of preferred dividends	(522)	(566)

Net cash used in financing activities	(75,295)	(103,299)

(Decrease) increase in cash and cash equivalents	(62,728)	108,871
Cash and cash equivalents at beginning of period	144,847	47,294

Cash and cash equivalents at end of period	$82,119	$156,165

Supplemental information — noncash items
Transfer of loans to other real estate	$9,324	$3,311
Loans originated to finance other real estate	$3,011	$840

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	General

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

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial and Supplementary Data,” of the Company’s 2012 Form 10-K and Note 1, “General,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements,” of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013. Additional discussion of the Company’s application of critical accounting estimates is included within “Application of Critical Accounting Estimates” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Amounts in thousands, except share and per share data)
Net income	$5,435	$4,078	$12,576	$10,079
Dividends on preferred stock	253	283	511	566

Net income available to common shareholders	$5,182	$3,795	$12,065	$9,513

Weighted average common shares outstanding, basic	19,997,991	18,561,714	20,015,247	18,205,545
Diluted shares for stock options and restricted stock	158,679	41,979	158,999	38,488
Weighted average convertible preferred shares	1,183,851	1,305,549	1,192,900	1,305,549

Weighted average common shares outstanding, diluted	21,340,521	19,909,242	21,367,146	19,549,582

Basic earnings per common share	$0.26	$0.20	$0.60	$0.52
Diluted earnings per common share	$0.25	$0.20	$0.59	$0.52

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share is convertible into 69 shares of the Company’s Common Stock (“Common Stock”) at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014. There were 15,921 shares of Series A Preferred Stock outstanding at June 30, 2013, 17,421 shares outstanding at December 31, 2012, and 18,921 shares outstanding at June 30, 2012.

The following outstanding options to purchase Common Stock were excluded from the calculation of diluted earnings per share because the exercise price was greater than the market value of the Common Stock, which would result in an antidilutive effect on diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Stock options	337,693	451,915	337,693	451,915

Note 2.	Investment Securities

The amortized cost and estimated fair value of available-for-sale securities, including gross unrealized gains and losses, at June 30, 2013, and December 31, 2012, were as follows:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
(Amounts in thousands)
U.S. Treasury securities	$9,694	$—	$(280)	$9,414	$—
Municipal securities	153,022	2,910	(3,951)	151,981	—
Single issue trust preferred securities	55,735	—	(9,553)	46,182	—
Mortgage-backed securities:
Agency	329,209	3,431	(6,374)	326,266	—
Non-Agency Alt-A residential	13,689	—	(2,805)	10,884	(2,805)

Total mortgage-backed securities	342,898	3,431	(9,179)	337,150	(2,805)
Equity securities	5,315	189	(73)	5,431	—

Total	$566,664	$6,530	$(23,036)	$550,158	$(2,805)

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
(Amounts in thousands)
Municipal securities	$151,119	$8,195	$(97)	$159,217	$—
Single issue trust preferred securities	55,707	—	(11,061)	44,646	—
Mortgage-backed securities:
Agency	310,323	6,023	(449)	315,897	—
Non-Agency Alt-A residential	14,215	—	(3,148)	11,067	(3,148)

Total mortgage-backed securities	324,538	6,023	(3,597)	326,964	(3,148)
Equity securities	3,446	190	(105)	3,531	—

Total	$534,810	$14,408	$(14,860)	$534,358	$(3,148)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The amortized cost and estimated fair value of held-to-maturity securities, including gross unrealized gains and losses, at June 30, 2013, and December 31, 2012, were as follows:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
Municipal securities	$627	$12	$—	$639

Total	$627	$12	$—	$639

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
Municipal securities	$816	$16	$—	$832

Total	$816	$16	$—	$832

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities by contractual maturity at June 30, 2013, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Available-for-sale securities
Due within one year	$727	$739
Due after one year but within five years	18,187	18,635
Due after five years but within ten years	30,835	31,180
Due after ten years	168,702	157,023

	218,451	207,577
Mortgage-backed securities	342,898	337,150
Equity securities	5,315	5,431

Total	$566,664	$550,158

Held-to-maturity securities
Due within one year	$—	$—
Due after one year but within five years	627	639
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$627	$639

Available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer at June 30, 2013, and December 31, 2012, were as follows:

	June 30, 2013
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Treasury securities	$9,414	$(280)	$—	$—	$9,414	$(280)
Municipal securities	44,274	(3,951)	—	—	44,274	(3,951)
Single issue trust preferred securities	—	—	46,182	(9,553)	46,182	(9,553)
Mortgage-backed securities:
Agency	179,683	(6,297)	1,695	(77)	181,378	(6,374)
Non-Agency Alt-A residential	—	—	10,884	(2,805)	10,884	(2,805)

Total mortgage-backed securities	179,683	(6,297)	12,579	(2,882)	192,262	(9,179)
Equity securities	4,983	(17)	133	(56)	5,116	(73)

Total	$238,354	$(10,545)	$58,894	$(12,491)	$297,248	$(23,036)

	December 31, 2012
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
Municipal securities	$6,436	$(97)	$—	$—	$6,436	$(97)
Single issue trust preferred securities	—	—	44,646	(11,061)	44,646	(11,061)
Mortgage-backed securities:
Agency	74,197	(449)	15	—	74,212	(449)
Non-Agency Alt-A residential	—	—	11,066	(3,148)	11,066	(3,148)

Total mortgage-backed securities	74,197	(449)	11,081	(3,148)	85,278	(3,597)
Equity securities	3,106	(25)	108	(80)	3,214	(105)

Total	$83,739	$(571)	$55,835	$(14,289)	$139,574	$(14,860)

There were no held-to-maturity securities in a continuous unrealized loss position at June 30, 2013, or December 31, 2012. At June 30, 2013, the combined depreciation in value of the 174 individual securities in an unrealized loss position was 4.19% of the combined reported value of the aggregate securities portfolio. At December 31, 2012, the combined depreciation in value of the 57 individual securities in an unrealized loss position was 2.78% of the combined reported value of the aggregate securities portfolio.

The following table details the Company’s gross gains and gross losses realized from the sale of securities for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Amounts in thousands)
Gross realized gains	$152	$30	$307	$119
Gross realized losses	(39)	(39)	(77)	(77)

Net gain (loss) on sale of securities	$113	$(9)	$230	$42

The carrying value of securities pledged to secure public deposits and for other purposes was $274.99 million at June 30, 2013, and $292.88 million at December 31, 2012.

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

For nonbeneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. Nonbeneficial interest debt securities consist of U.S. Treasury securities, municipal securities, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of impairment and records any credit-related OTTI through earnings and noncredit-related OTTI through OCI. During the three and six months ended June 30, 2013 and 2012, the Company incurred no OTTI charges related to nonbeneficial interest debt securities. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of corporate FDIC insured securities and mortgage-backed securities (“MBS”). An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the noncredit-related OTTI is accounted for in OCI. During the three and six months ended June 30, 2013 and 2012, the Company incurred no credit-related OTTI charges associated with beneficial interest debt securities. Temporary impairment on the Agency MBS is primarily related to changes in interest rate.

For the non-Agency Alt-A residential MBS, the Company uses a discounted cash flow model with the following assumptions: constant prepayment rate of 9.7%, a customized constant default rate scenario that assumes approximately 19% of the remaining underlying mortgages will default within three years, and a customized loss severity rate scenario that ramps the loss rate down from 69% to 15% over the course of approximately seven years.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of the OTTI is recognized in OCI:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Amounts in thousands)
Beginning balance (1)	$7,478	$6,536	$7,478	$6,536
Additions for credit losses on securities not previously recognized	—	—	—	—
Additions for credit losses on securities previously recognized	—	—	—	—
Reduction for increases in cash flows	—	—	—	—
Reduction for securities management no longer intends to hold to recovery	—	—	—	—
Reduction for securities sold/realized losses	—	—	—	—

Ending balance	$7,478	$6,536	$7,478	$6,536

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three and six months ended June 30, 2013 and 2012, the Company recognized no OTTI charges on equity securities.

As a condition to membership in the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) systems, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”) and FRB of Richmond (“FRB Richmond”). The Company feels the FHLBA ownership position provides access to relatively inexpensive wholesale and overnight funding. FHLBA and FRB Richmond stock are reported as long-term investments in “Other assets” on the Company’s “Condensed Consolidated Balance Sheets.” At June 30, 2013, and December 31, 2012, the Company owned $10.00 million and $11.30 million, respectively, of FHLBA stock. The Company’s policy is to review the stock for impairment at each reporting period. Based on the Company’s review and publicly available information concerning the FHLBA, it believes that as of June 30, 2013, its FHLBA stock was not impaired. At June 30, 2013, and December 31, 2012, the Company owned $5.58 million of FRB Richmond stock.

Note 3.	Loans

Loan Portfolio

The Company’s loan portfolio is grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) and each segment is divided further into various classes. Loans, net of unearned income, consisted of the following at June 30, 2013, and December 31, 2012:

	June 30, 2013		December 31, 2012
(Amounts in thousands)	Amount	Percent	Amount	Percent

Covered loans	$184,076	10.88%	$207,106	12.01%
Non-covered loans
Commercial loans
Construction, development, and other land	52,198	3.09%	57,434	3.33%
Commercial and industrial	92,448	5.47%	88,738	5.15%
Multi-family residential	59,536	3.52%	65,694	3.81%
Single family non-owner occupied	134,207	7.93%	135,912	7.88%
Non-farm, non-residential	455,224	26.91%	448,810	26.02%
Agricultural	2,393	0.14%	1,709	0.10%
Farmland	34,354	2.03%	34,570	2.00%

Total commercial loans	830,360	49.09%	832,867	48.29%
Consumer real estate loans
Home equity lines	109,820	6.49%	111,081	6.44%
Single family owner occupied	473,212	27.98%	473,547	27.46%
Owner occupied construction	21,276	1.26%	16,223	0.94%

Total consumer real estate loans	604,308	35.73%	600,851	34.84%
Consumer and other loans
Consumer loans	69,002	4.08%	78,163	4.53%
Other	3,752	0.22%	5,666	0.33%

Total consumer and other loans	72,754	4.30%	83,829	4.86%

Total non-covered loans	1,507,422	89.12%	1,517,547	87.99%

Total loans held for investment, net of unearned income	$1,691,498	100.00%	$1,724,653	100.00%

Loans held for sale	$4,621		$6,672

Covered loans held for investment consisted of the following at June 30, 2013, and December 31, 2012:

(Amounts in thousands)	June 30, 2013	December 31, 2012
Covered loans
Commercial loans
Construction, development, and other land	$23,067	$26,595
Commercial and industrial	4,412	6,948
Multi-family residential	2,434	2,611
Single family non-owner occupied	9,750	11,428
Non-farm, non-residential	41,200	48,565
Agricultural	31	144
Farmland	1,234	1,091

Total commercial loans	82,128	97,382
Consumer real estate loans
Home equity lines	77,132	81,445
Single family owner occupied	20,467	22,961
Owner occupied construction	1,638	1,644

Total consumer real estate loans	99,237	106,050
Consumer and other loans
Consumer loans	2,711	3,674

Total covered loans	$184,076	$207,106

See Note 12, “Litigation, Commitments and Contingencies,” for information concerning the Company’s off-balance sheet credit risk related to lending activities.

Acquired Impaired Loans

When the fair values of acquired loans are established, certain loans are identified as impaired. The Company has estimated the cash flows to be collected on the acquired impaired loans and discounted those cash flows at a market rate of interest. The outstanding principal balance of acquired impaired loans was $155.04 million at June 30, 2013, $198.34 million at December 31, 2012, and $215.16 million at June 30, 2012. The following tables present the carrying balance of acquired impaired loans during the periods indicated:

	Six Months Ended June 30, 2013
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1	$26,907	$110,115	$2,340	$139,362
Balance, June 30	17,484	90,105	2,088	109,677

	Six Months Ended June 30, 2012
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1	$—	$—	$2,886	$2,886
Balance, June 30	33,454	112,498	2,293	148,245

The following tables present changes in the accretable yield on acquired impaired loans during the periods indicated:

	Six Months Ended June 30, 2013
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1, 2013	$2,342	$21,886	$15	$24,243
Additions	148	178	—	326
Accretion	(846)	(2,900)	(99)	(3,845)
Transfers to accretable discount (exit events), net	4,695	(9,104)	92	(4,317)
Disposals	(1,203)	(1,581)	—	(2,784)

Balance, June 30, 2013	$5,136	$8,479	$8	$13,623

	Six Months Ended June 30, 2012
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1, 2012	$—	$—	$919	$919
Additions	3,400	26,481	—	29,881
Accretion	(139)	(513)	(1,146)	(1,798)
Transfers to accretable discount, net	—	—	92	92
Disposals	—	—	161	161

Balance, June 30, 2012	$3,261	$25,968	$26	$29,255

Note 4.	Allowance for Loan Losses and Credit Quality Indicators

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

The following tables detail activity within the allowance for loan losses, by portfolio segment, for the dates indicated:

	Three Months Ended June 30,
	2013				2012
	Commercial	Consumer Real Estate	Consumer and Other	Total	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$17,250	$7,003	$597	$24,850	$17,865	$7,259	$676	$25,800
Provision for loan losses	2,304	749	152	3,205	950	623	47	1,620
Loans charged off	(3,446)	(1,282)	(278)	(5,006)	(836)	(619)	(157)	(1,612)
Recoveries credited to allowance	(227)	188	112	73	278	9	76	363

Net charge-offs	(3,673)	(1,094)	(166)	(4,933)	(558)	(610)	(81)	(1,249)

Ending balance	$15,881	$6,658	$583	$23,122	$18,257	$7,272	$642	$26,171

	Six Months Ended June 30,
	2013				2012
	Commercial	Consumer Real Estate	Consumer and Other	Total	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$17,267	$7,906	$597	$25,770	$17,752	$7,711	$742	$26,205
Provision for loan losses	2,787	1,229	331	4,347	1,216	1,237	89	2,542
Loans charged off	(4,229)	(2,678)	(858)	(7,765)	(1,086)	(1,727)	(361)	(3,174)
Recoveries credited to allowance	56	201	513	770	375	51	172	598

Net charge-offs	(4,173)	(2,477)	(345)	(6,995)	(711)	(1,676)	(189)	(2,576)

Ending balance	$15,881	$6,658	$583	$23,122	$18,257	$7,272	$642	$26,171

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

During the quarterly cash flow analysis, one of the Company’s seven purchased credit impaired loan pools was deemed impaired. The pool had a recorded investment of $3.57 million, current unpaid principal balance of $4.14 million, and cumulative impairment of $177 thousand at June 30, 2013. For the three months ended June 30, 2013, the Company had an average recorded investment of $3.59 million and recognized interest income of $34 thousand in connection with the impaired loan pool. For the six months ended June 30, 2013, the Company had an average recorded investment of $11.86 million and recognized interest income of $117 thousand in connection with impaired loan pools. These amounts are not included in the tables below. The following tables present the Company’s recorded investment in non-purchased loans considered to be impaired and related information on those impaired loans for the periods indicated:

	June 30, 2013			December 31, 2012
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$4,347	$6,832	$—	$2,916	$2,916	$—
Commercial and industrial	1,844	1,897	—	284	284	—
Multi-family residential	20	37	—	—	—	—
Single family non-owner occupied	1,016	2,292	—	383	684	—
Non-farm, non-residential	8,127	9,062	—	5,282	5,362	—
Agricultural	—	—	—	—	—	—
Farmland	361	361	—	—	—	—
Consumer real estate loans
Home equity lines	659	687	—	276	277	—
Single family owner occupied	2,213	2,834	—	277	383	—
Owner occupied construction	50	61	—	—	—	—
Consumer and other loans
Consumer loans	8	12	—	—	—	—

Total impaired loans with no allowance	18,645	24,075	—	9,418	9,906	—

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	1,094	1,094	164	—	—	—
Commercial and industrial	3,592	8,732	3,293	3,318	8,502	3,192
Multi-family residential	—	—	—	378	397	18
Single family non-owner occupied	1,024	1,097	179	2,411	2,460	996
Non-farm, non-residential	1,863	2,009	392	2,781	2,958	358
Agricultural	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Consumer real estate loans
Home equity lines	217	230	222	223	230	223
Single family owner occupied	3,228	3,374	593	4,673	4,903	806
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—	—

Total impaired loans with an allowance	11,018	16,536	4,843	13,784	19,450	5,593

Total impaired loans	$29,663	$40,611	$4,843	$23,202	$29,356	$5,593

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$6,828	$211	$4,511	$297
Commercial and industrial	1,903	—	1,251	16
Multi-family residential	37	1	36	5
Single family non-owner occupied	2,281	14	1,561	172
Non-farm, non-residential	9,068	84	7,512	508
Agricultural	—	—	—	—
Farmland	361	—	225	12
Consumer real estate loans
Home equity lines	708	—	503	49
Single family owner occupied	2,867	—	1,707	110
Owner occupied construction	61	5	31	5
Consumer and other loans
Consumer loans	12	—	6	—

Total impaired loans with no allowance	24,126	315	17,343	1,174

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	1,095	—	1,882	133
Commercial and industrial	3,592	—	3,350	—
Multi-family residential	—	—	188	7
Single family non-owner occupied	1,098	—	1,413	6
Non-farm, non-residential	2,011	—	2,383	40
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	230	—	226	4
Single family owner occupied	3,377	4	3,931	26
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	11,403	4	13,373	216

Total impaired loans	$35,529	$319	$30,716	$1,390

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$11	$—	$30	$—
Commercial and industrial	67	5	77	5
Multi-family residential	879	4	1,196	4
Single family non-owner occupied	1,405	8	1,813	17
Non-farm, non-residential	886	7	1,119	17
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	378	8	503	14
Single family owner occupied	5,842	27	7,155	48
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with no allowance	9,468	59	11,893	105

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	111	—	111	1
Commercial and industrial	3,922	72	3,973	72
Multi-family residential	—	—	—	—
Single family non-owner occupied	2,888	11	2,910	42
Non-farm, non-residential	6,683	145	6,952	236
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	250	—	250	—
Single family owner occupied	2,581	28	2,697	53
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	16,435	256	16,893	404

Total impaired loans	$25,903	$315	$28,786	$509

The following tables detail the Company’s recorded investment in loans related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at June 30, 2013, and December 31, 2012. Impairment related to the Company’s purchased credit impaired loan pools is excluded from the following tables.

	June 30, 2013
(Amounts in thousands)	Non-acquired Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction, development, and other land	$5,441	$164	$57,788	$1,483	$12,036	$—
Commercial and industrial	5,428	3,285	89,627	1,343	1,805	8
Multi-family residential	20	—	61,330	1,086	620	—
Single family non-owner occupied	2,040	179	133,829	3,353	8,088	—
Non-farm, non-residential	9,990	392	456,938	4,242	29,496	—
Agricultural	—	—	2,424	27	—	—
Farmland	361	—	34,366	319	861	—

Total commercial loans	23,280	4,020	836,302	11,853	52,906	8
Consumer real estate loans
Home equity lines	876	222	137,651	1,346	48,425	—
Single family owner occupied	5,441	593	481,714	4,317	6,524	—
Owner occupied construction	50	—	21,760	180	1,104	—

Total consumer real estate loans	6,367	815	641,125	5,843	56,053	—
Consumer and other loans
Consumer loans	8	—	70,987	583	718	—
Other	—	—	3,752	—	—	—

Total consumer and other loans	8	—	74,739	583	718	—

Total loans	$29,655	$4,835	$1,552,166	$18,279	$109,677	$8

	December 31, 2012
(Amounts in thousands)	Non-acquired Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated	Acquired Impaired Loans Evaluated for Impairment	Allowance for Acquired Impaired Loans Evaluated
Commercial loans
Construction, development, and other land	$2,916	$—	$55,369	$1,214	$25,744	$—
Commercial and industrial	3,602	3,192	88,540	1,159	3,544	8
Multi-family residential	378	18	67,278	1,612	649	—
Single family non-owner occupied	2,794	858	134,323	3,509	10,223	—
Non-farm, non-residential	8,063	358	451,240	4,901	38,072	—
Agricultural	—	—	1,852	22	1	—
Farmland	—	—	34,779	416	882	—

Total commercial loans	17,753	4,426	833,381	12,833	79,115	8
Consumer real estate loans
Home equity lines	499	223	139,706	1,351	50,343	—
Single family owner occupied	4,950	944	483,553	5,051	8,005	—
Owner occupied construction	—	—	16,768	337	1,099	—

Total consumer real estate loans	5,449	1,167	640,027	6,739	59,447	—
Consumer and other loans
Consumer loans	—	—	81,037	597	800	—
Other	—	—	5,666	—	—	—

Total consumer and other loans	—	—	86,703	597	800	—

Total loans	$23,202	$5,593	$1,560,111	$20,169	$139,362	$8

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

The Company aggregates purchased credit impaired loans with common risk characteristics into the following loan pools: construction and development, commercial and industrial, commercial real estate, consumer, home equity lines of credit, residential real estate – 1st lien, residential real estate – 2nd lien, and lines of credit. However, these loan pools are disaggregated in the following tables for disclosure purposes.

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

The following tables present the Company’s investment in loans held for investment by internal credit grade indicator at June 30, 2013, and December 31, 2012. Non-covered special mention and substandard loans declined between December 31, 2012, and June 30, 2013, due primarily to loan work out activity across the portfolio coupled with continued credit improvement in the Peoples’ acquired loan portfolio.

	June 30, 2013
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$40,067	$1,916	$9,302	$913	$—	$52,198
Commercial and industrial	82,560	1,888	4,370	3,630	—	92,448
Multi-family residential	54,602	4,118	816	—	—	59,536
Single family non-owner occupied	117,582	5,024	10,722	879	—	134,207
Non-farm, non-residential	420,792	11,864	22,449	119	—	455,224
Agricultural	2,367	14	12	—	—	2,393
Farmland	28,806	1,584	3,964	—	—	34,354
Consumer real estate loans
Home equity lines	103,983	2,027	3,592	218	—	109,820
Single family owner occupied	436,893	8,798	27,521	—	—	473,212
Owner occupied construction	21,276	—	—	—	—	21,276
Consumer and other loans
Consumer loans	67,721	896	381	4	—	69,002
Other	3,739	1	12	—	—	3,752

Total non-covered loans	$1,380,388	$38,130	$83,141	$5,763	$—	$1,507,422

	June 30, 2013
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction, development, and other land	$12,194	$1,388	$9,357	$128	$—	$23,067
Commercial and industrial	3,619	418	350	25	—	4,412
Multi-family residential	1,814	—	620	—	—	2,434
Single family non-owner occupied	4,806	93	4,837	14	—	9,750
Non-farm, non-residential	17,692	2,605	20,547	356	—	41,200
Agricultural	31	—	—	—	—	31
Farmland	828	309	97	—	—	1,234
Consumer real estate loans
Home equity lines	16,502	11,162	49,443	25	—	77,132
Single family owner occupied	14,314	175	5,795	183	—	20,467
Owner occupied construction	380	—	1,258	—	—	1,638
Consumer and other loans
Consumer loans	2,067	—	644	—	—	2,711
Other	—	—	—	—	—	—

Total covered loans	$74,247	$16,150	$92,948	$731	$—	$184,076

	December 31, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$41,850	$1,497	$13,546	$541	$—	$57,434
Commercial and industrial	77,573	2,506	4,821	3,838	—	88,738
Multi-family residential	60,161	4,043	1,490	—	—	65,694
Single family non-owner occupied	112,562	5,938	16,092	1,320	—	135,912
Non-farm, non-residential	399,907	15,975	32,808	120	—	448,810
Agricultural	1,657	19	33	—	—	1,709
Farmland	28,887	2,262	3,421	—	—	34,570
Consumer real estate loans
Home equity lines	104,750	2,739	3,592	—	—	111,081
Single family owner occupied	436,587	9,599	27,319	—	42	473,547
Owner occupied construction	15,841	382	—	—	—	16,223
Consumer and other loans
Consumer loans	76,787	867	501	8	—	78,163
Other	5,657	8	1	—	—	5,666

Total non-covered loans	$1,362,219	$45,835	$103,624	$5,827	$42	$1,517,547

	December 31, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction, development, and other land	$6,463	$2,120	$17,834	$178	$—	$26,595
Commercial and industrial	6,225	445	197	81	—	6,948
Multi-family residential	1,962	—	649	—	—	2,611
Single family non-owner occupied	6,065	2,223	3,015	125	—	11,428
Non-farm, non-residential	23,855	5,477	19,189	44	—	48,565
Agricultural	143	—	1	—	—	144
Farmland	935	—	156	—	—	1,091
Consumer real estate loans
Home equity lines	16,323	11,981	53,116	25	—	81,445
Single family owner occupied	16,011	927	5,786	237	—	22,961
Owner occupied construction	484	—	1,160	—	—	1,644
Consumer and other loans
Consumer loans	2,987	562	125	—	—	3,674
Other	—	—	—	—	—	—

Total covered loans	$81,453	$23,735	$101,228	$690	$—	$207,106

Nonaccrual loans, presented by loan class, consisted of the following at June 30, 2013, and December 31, 2012. Loans acquired with credit deterioration through business combinations, for which a discount exists, are generally not considered to be nonaccrual as a result of the accretion of the discount which is based on the expected cash flows of the loans.

	June 30, 2013			December 31, 2012
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$5,240	$1,402	$6,642	$405	$1,990	$2,395
Commercial and industrial	5,453	72	5,525	3,912	35	3,947
Multi-family residential	20	—	20	378	—	378
Single family non-owner occupied	3,378	26	3,404	7,071	21	7,092
Non-farm, non-residential	7,039	665	7,704	5,938	951	6,889
Agricultural	—	—	—	2	—	2
Farmland	444	—	444	—	—	—
Consumer real estate loans
Home equity lines	1,305	543	1,848	872	436	1,308
Single family owner occupied	6,160	1,011	7,171	5,219	831	6,050
Owner occupied construction	—	170	170	—	59	59
Consumer and other loans
Consumer loans	86	—	86	126	—	126
Other	—	—	—	—	—	—

Total	29,125	3,889	33,014	23,923	4,323	28,246
Acquired impaired loans	—	—	—	8	—	8

Total nonaccrual loans	$29,125	$3,889	$33,014	$23,931	$4,323	$28,254

The following tables present the aging of past due loans, by loan class, at June 30, 2013, and December 31, 2012. Nonaccrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category. There were no accruing loans contractually past due 90 days or more at June 30, 2013, and December 31, 2012. Acquired loans that are past due continue to accrue interest through the accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual.

	June 30, 2013
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$322	$194	$4,964	$5,480	$46,718	$52,198
Commercial and industrial	228	37	1,280	1,545	90,903	92,448
Multi-family residential	—	—	20	20	59,516	59,536
Single family non-owner occupied	631	679	1,306	2,616	131,591	134,207
Non-farm, non-residential	1,115	914	4,648	6,677	448,547	455,224
Agricultural	11	—	—	11	2,382	2,393
Farmland	511	83	—	594	33,760	34,354
Consumer real estate loans
Home equity lines	631	39	942	1,612	108,208	109,820
Single family owner occupied	4,129	468	1,768	6,365	466,847	473,212
Owner occupied construction	—	—	—	—	21,276	21,276
Consumer and other loans
Consumer loans	390	30	54	474	68,528	69,002
Other	3	—	—	3	3,749	3,752

Total non-covered loans	$7,971	$2,444	$14,982	$25,397	$1,482,025	$1,507,422

	June 30, 2013
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Covered loans
Commercial loans
Construction, development, and other land	$101	$—	$700	$801	$22,266	$23,067
Commercial and industrial	116	21	—	137	4,275	4,412
Multi-family residential	—	—	—	—	2,434	2,434
Single family non-owner occupied	—	93	26	119	9,631	9,750
Non-farm, non-residential	—	—	627	627	40,573	41,200
Agricultural	—	—	—	—	31	31
Farmland	—	309	—	309	925	1,234
Consumer real estate loans
Home equity lines	85	9	162	256	76,876	77,132
Single family owner occupied	884	81	455	1,420	19,047	20,467
Owner occupied construction	—	—	170	170	1,468	1,638
Consumer and other loans
Consumer loans	333	—	—	333	2,378	2,711
Other	—	—	—	—	—	—

Total covered loans	$1,519	$513	$2,140	$4,172	$179,904	$184,076

	December 31, 2012
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$344	$—	$188	$532	$56,902	$57,434
Commercial and industrial	387	84	1,432	1,903	86,835	88,738
Multi-family residential	624	—	—	624	65,070	65,694
Single family non-owner occupied	1,841	1,348	3,715	6,904	129,008	135,912
Non-farm, non-residential	2,702	936	3,621	7,259	441,551	448,810
Agricultural	—	—	—	—	1,709	1,709
Farmland	216	196	—	412	34,158	34,570
Consumer real estate loans
Home equity lines	315	93	495	903	110,178	111,081
Single family owner occupied	6,564	1,176	1,644	9,384	464,163	473,547
Owner occupied construction	382	—	—	382	15,841	16,223
Consumer and other loans
Consumer loans	715	73	47	835	77,328	78,163
Other	—	—	—	—	5,666	5,666

Total non-covered loans	$14,090	$3,906	$11,142	$29,138	$1,488,409	$1,517,547

	December 31, 2012
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Covered loans
Commercial loans
Construction, development, and other land	$252	$161	$1,121	$1,534	$25,061	$26,595
Commercial and industrial	45	—	—	45	6,903	6,948
Multi-family residential	—	—	—	—	2,611	2,611
Single family non-owner occupied	8	—	21	29	11,399	11,428
Non-farm, non-residential	501	—	927	1,428	47,137	48,565
Agricultural	—	—	—	—	144	144
Farmland	6	—	—	6	1,085	1,091
Consumer real estate loans
Home equity lines	217	112	204	533	80,912	81,445
Single family owner occupied	413	135	475	1,023	21,938	22,961
Owner occupied construction	—	—	59	59	1,585	1,644
Consumer and other loans
Consumer loans	—	—	—	—	3,674	3,674
Other	—	—	—	—	—	—

Total covered loans	$1,442	$408	$2,807	$4,657	$202,449	$207,106

The Company’s troubled debt restructurings (“TDRs”) totaled $11.20 million at June 30, 2013, and $12.05 million at December 31, 2012, which are reported net of those on nonaccrual status of $2.77 million and $3.83 million, respectively. Accruing nonperforming TDRs amounted to $276 thousand, or 2.46% of total accruing TDRs at June 30, 2013, and $6.01 million, or 49.88% of total TDRs at December 31, 2012. The allowance for loan losses included reserves related to TDRs of $2.00 million and $1.87 million at June 30, 2013, and December 31, 2012, respectively. Interest income recognized on TDRs for the three and six months ended June 30, 2013, totaled $132 thousand and $238 thousand, respectively. Interest income recognized on TDRs for the three and six months ended June 30, 2012, totaled $81 thousand and $175 thousand, respectively. There were no covered loans recorded as TDRs at June 30, 2013. A loan acquired with credit deterioration through a business combination, for which a discount exists, is generally not considered a TDR as long as the loan remains in the loan pool.

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

The following table presents information for loans modified as TDRs that were restructured during the three and six months ended June 30, 2013 and 2012 by type of concession made and loan class. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended June 30,
	2013			2012
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Extended payment term
Single family owner occupied	—	—	—	1	$351	$319

Total	—	$—	$—	1	$351	$319

	Six Months Ended June 30,
	2013			2012
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Extended payment term
Single family owner occupied	—	—	—	1	$351	$319

Total	—	$—	$—	1	$351	$319

There were no payment defaults on loans modified as TDRs during the three and six months ended June 30, 2013 or 2012 that were restructured within the previous 12 months.

Note 5.	FDIC Indemnification Asset

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank. The FDIC indemnification asset is measured separately from the related covered asset as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. Under the loss share agreements, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired covered loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flow, which is the result of a decrease in expected cash flow of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as amortization through noninterest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans. The Company incurs expenses related to the assets indemnified by the FDIC and pursuant to the loss share agreements certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company. The estimates of reimbursements are netted against these covered expenses in the income statement. The following table presents changes in the receivable from the FDIC for the periods indicated:

	2013	2012
(Amounts in thousands)
Beginning balance, January 1	$48,149	$—
FDIC loss share receivable recorded in Waccamaw acquisition	—	49,155
Increase in expected losses on loans	—	—
Additional losses on OREO	98	—
Reimbursable expenses	491	—
Amortization due to increase in expected cash flows on covered loans	(3,201)	—
Reimbursements from the FDIC	(5,148)	—

Ending balance, June 30	$40,389	$49,155

Note 6.	Deposits

The following table summarizes interest-bearing deposits by type for the periods indicated:

	June 30, 2013	December 31, 2012
(Amounts in thousands)
Interest-bearing demand deposits	$354,862	$353,321
Money market deposits	236,102	237,257
Savings deposits	277,679	263,019
Individual retirement accounts	122,752	126,658
Certificates of deposit	647,329	706,568

Total	$1,638,724	$1,686,823

Note 7.	Borrowings

The following table summarizes borrowings by type for the periods indicated:

	June 30, 2013	December 31, 2012
(Amounts in thousands)
Securities sold under agreements to repurchase	$121,204	$136,118
FHLB borrowings	150,000	161,558
Subordinated debt	15,464	15,464
Other debt	413	413

Total	$287,081	$313,553

Securities sold under agreements to repurchase consisted of retail overnight and term repurchase agreements of $71.20 million at June 30, 2013, and $77.92 million at December 31, 2012, and wholesale repurchase agreements of $50.00 million at June 30, 2013, and $58.20 million at December 31, 2012. During the first quarter of 2013, the Company prepaid wholesale repurchase agreements totaling $8.15 million that resulted in a $79 thousand gain. The weighted average rate of wholesale repurchase agreements was 3.71% at June 30, 2013, and 3.34% at December 31, 2012. Securities sold under agreements to repurchase are collateralized with agency MBS and municipal securities.

FHLB borrowings included convertible and callable advances totaling $150.00 million at June 30, 2013, and $155.28 million at December 31, 2012, and fixed rate credit of $6.27 million at December 31, 2012. During the first quarter of 2013, the Company prepaid FHLB borrowings totaling $11.47 million that resulted in a $217 thousand gain. The callable advances may be redeemed at quarterly intervals. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. The weighted average rate of FHLB borrowings was 4.12% at June 30, 2013, and 3.86% at December 31, 2012. Advances from the FHLB were secured by qualifying loans of $1.04 billion at June 30, 2013, and $998.14 million at December 31, 2012. At June 30, 2013, unused borrowing capacity with the FHLB totaled $294.83 million.

At June 30, 2013, the FHLB borrowings had approximate contractual maturities between three and eight years. The scheduled maturities of the advances are as follows:

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

The Company maintains a Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The following sets forth the components of the net periodic pension cost of the Company’s domestic non-contributory, non-qualified defined SERP for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Amounts in thousands)
Service cost	$34	$38	$68	$77
Interest cost	62	50	123	101
Amortization of losses	12	11	24	22
Amortization of prior service cost	47	33	94	67

Net periodic cost	$155	$132	$309	$267

The Company maintains a Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for its non-management directors. The following sets forth the components of the net periodic pension cost of the Company’s domestic non-contributory, non-qualified Directors’ Plan for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
(Amounts in thousands)
Service cost	$6	$6	$13	$13
Interest cost	11	10	21	20
Amortization of prior service cost	23	23	45	45

Net periodic cost	$40	$39	$79	$78

Note 9.	Derivative Instruments and Hedging Activities

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

The following table presents the aggregate contractual or notional amounts of derivative financial instruments as of the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012
(Amounts in thousands)
Derivatives not designated as hedges
IRLCs	$9,072	$14,841	$16,604

The following table presents the fair value of derivative financial instruments as of the dates indicated:

	June 30, 2013		December 31, 2012		June 30, 2012
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value	Location	Value
(Amounts in thousands)
Asset derivatives
Derivatives not designated as hedges
IRLCs	Other assets	$17	Other assets	$144	Other assets	$206

Total		$17		$144		$206

Liability derivatives
Derivatives not designated as hedges
IRLCs	Other liabilities	$163	Other liabilities	$16	Other liabilities	$2

Total		$163		$16		$2

Effect of Derivatives and Hedging Activities on the Income Statement. For the three and six months ended June 30, 2013 and 2012, the Company determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on derivatives for the dates indicated:

		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
(Amounts in thousands)	Location	2013	2012	2013	2012
Derivatives not designated as hedges
IRLCs	Other income	$(439)	$161	$(435)	$76

Total		$(439)	$161	$(435)	$76

Note 10.	Fair Value

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

Recurring and Nonrecurring Fair Value

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy for the periods indicated:

	June 30, 2013
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,414	$—	$9,414	$—
Municipal securities	151,981	—	151,981	—
Single issue trust preferred securities	46,182	—	46,182	—
Agency MBS	326,266	—	326,266	—
Non-Agency Alt-A residential MBS	10,884	—	10,884	—
Equity securities	5,431	5,413	18	—

Total available-for-sale securities	$550,158	$5,413	$544,745	$—

Deferred compensation assets	$3,861	$3,861	$—	$—

Derivatives
Interest rate lock commitments	$17	$—	$17	$—

Deferred compensation liabilities	$3,861	$3,861	$—	$—

Derivative liabilities
Interest rate lock commitments	$163	$—	$163	$—

	December 31, 2012
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$159,217	$—	$159,217	$—
Single issue trust preferred securities	44,646	—	44,646	—
Agency MBS	315,897	—	315,897	—
Non-Agency Alt-A residential MBS	11,067	—	11,067	—
Equity securities	3,531	3,511	20	—

Total available-for-sale securities	$534,358	$3,511	$530,847	$—

Deferred compensation assets	$3,625	$3,625	$—	$—

Derivatives
Interest rate lock commitments	$144	$—	$144	$—

Deferred compensation liabilities	$3,625	$3,625	$—	$—

Derivative liabilities
Interest rate lock commitments	$16	$—	$16	$—

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

	June 30, 2013
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$6,176	—	—	$6,176
OREO not covered by loss share agreements	3,941	—	—	3,941
OREO covered by loss share agreements	4,423	—	—	4,423

There were no transfers between valuation levels for any asset during the three months ended June 30, 2013 or 2012. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Amounts in thousands)
Impaired loans	$6,176	Discounted appraisals (1)	Appraisal adjustments (2)	1% to 102% (18%)
OREO not covered by loss share agreements	3,941	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 75% (34%)
OREO covered by loss share agreements	4,423	Discounted appraisals (1)	Appraisal adjustments (2)	1% to 70% (31%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables summarize the carrying amount and fair value of the Company’s financial instruments for the dates indicated:

	June 30, 2013
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$82,119	$82,119	$82,119	$—	$—
Available-for-sale securities	550,158	550,158	5,413	544,745	—
Held-to-maturity securities	627	639	—	639	—
Loans held for sale	4,621	4,640	—	4,640	—
Loans held for investment less allowance	1,668,376	1,658,347	—	—	1,658,347
FDIC indemnification asset	40,389	40,389	—	—	40,389
Accrued interest receivable	8,010	8,010	—	8,010	—
Derivative financial assets	17	17	—	17	—
Deferred compensation assets	3,861	3,861	3,861	—	—

Liabilities
Demand deposits	$349,972	$349,972	$—	$349,972	$—
Interest-bearing demand deposits	354,862	354,862	—	354,862	—
Savings deposits	513,781	513,781	—	513,781	—
Time deposits	770,081	775,067	—	775,067	—
Securities sold under agreements to repurchase	121,204	124,427	—	124,427	—
Accrued interest payable	2,308	2,308	—	2,308	—
FHLB and other indebtedness	165,877	179,299	—	179,299	—
Derivative financial liabilities	163	163	—	163	—
Deferred compensation liabilities	3,861	3,861	3,861	—	—

	December 31, 2012
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$144,847	$144,847	$144,847	$—	$—
Available-for-sale securities	534,358	534,358	3,511	530,847	—
Held-to-maturity securities	816	832	—	832	—
Loans held for sale	6,672	6,774	—	6,774	—
Loans held for investment less allowance	1,698,883	1,702,128	—	—	1,702,128
FDIC receivable under loss share agreements	48,149	48,149	—	—	48,149
Accrued interest receivable	7,842	7,842	—	7,842	—
Derivative financial assets	144	144	—	144	—
Deferred compensation assets	3,625	3,625	3,625	—	—

Liabilities
Demand deposits	$343,352	$343,352	$—	$343,352	$—
Interest-bearing demand deposits	353,321	353,321	—	353,321	—
Savings deposits	500,276	500,276	—	500,276	—
Time deposits	833,226	842,331	—	842,331	—
Securities sold under agreements to repurchase	136,118	142,417	—	142,417	—
Accrued interest payable	2,481	2,481	—	2,481	—
FHLB and other indebtedness	177,435	200,418	—	200,418	—
Derivative financial liabilities	16	16	—	16	—
Deferred compensation liabilities	3,625	3,625	3,625	—	—

Note 11.	Accumulated Other Comprehensive Income

The following table presents the changes in the Company’s accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Defined Benefit Pension Plan Items	Total
(Amounts in thousands)
Three months ended June 30, 2013
Beginning balance, April 1	$(1,181)	$(1,739)	$(2,920)
Other comprehensive loss before reclassifications	(9,207)	(73)	(9,280)
Amounts reclassified from AOCI	71	51	122

Net comprehensive loss	(9,136)	(22)	(9,158)

Ending balance, June 30	$(10,317)	$(1,761)	$(12,078)

Six months ended June 30, 2013
Beginning balance, January 1	$(283)	$(1,542)	$(1,825)
Other comprehensive loss before reclassifications	(10,178)	(321)	(10,499)
Amounts reclassified from AOCI	144	102	246

Net comprehensive loss	(10,034)	(219)	(10,253)

Ending balance, June 30	$(10,317)	$(1,761)	$(12,078)

The following table presents reclassifications out of the Company’s AOCI for the periods indicated:

Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(Amounts in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Available-for-sale securities
	$113	$230	Net gains on sale of securities
	—	—	Net impairment losses recognized in earnings

	113	230	Total before tax
	42	86	Income tax expense

	71	144	Total net of tax

Defined benefit pension plan items
Amortization of prior service costs	70	139	See Note 1 below
Amortization of net losses	12	24	See Note 1 below

	82	163	Total before tax
	31	61	Income tax expense

	51	102	Total net of tax

Total reclassifications	$122	$246	Total net of tax

Note 1: These items are included in the computation of net periodic pension cost. See Note 8, “Defined Benefit Plans,” for additional information.

Note 12.	Litigation, Commitments and Contingencies

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. Commitments to extend credit, including availability on lines of credit, totaled $200.65 million at June 30, 2013, and $215.77 million at December 31, 2012. Additionally, the Company had gross notional amounts of outstanding commitments related to secondary market mortgage loans of $9.07 million at June 30, 2013, and $14.84 million at December 31, 2012.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding. Standby letters of credit and financial guarantees totaled $4.74 million at June 30, 2013, and $6.81 million at December 31, 2012. The Company maintained a reserve for unfunded lending commitments of $326 thousand at June 30, 2013, and December 31, 2012.

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

Company Overview

Our Company is a financial holding company headquartered in Bluefield, Virginia. We operate through our community bank subsidiary, First Community Bank (the “Bank”), which provides financial, trust, and investment advisory services to individuals and commercial customers through seventy-two locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. Our Company is also the parent company of Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, a full-service insurance agency offering commercial and personal lines of insurance through seven locations in Virginia, West Virginia, and North Carolina. The Bank offers wealth management and investment advice through its Trust and Financial Services Division and First Community Wealth Management, a registered investment advisory firm, with $900 million in aggregate assets under management as of June 30, 2013. These assets are not assets of our Company, but are managed under various fee-based arrangements as fiduciary or agent. We reported total assets of $2.65 billion as of June 30, 2013. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. Retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”) provide additional funding. We invest our funds primarily in loans to retail and commercial customers. In addition to loans, we invest a portion of our funds in various debt securities, including those of the United States and its agencies, municipals, and certain corporate notes, debt instruments, and equity securities. We also maintain overnight interest-bearing balances with the Federal Reserve and other correspondent banks. The difference between interest earned on assets and interest paid on liabilities is our primary source of earnings. Our net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.

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

Results Of Operations

Overview

The following list includes significant developments regarding our Company and operations during the second quarter and first six months of 2013:

•	Net income available to common shareholders increased $1.39 million and $2.55 million for the quarter and six months ended June 30, 2013, compared with the same periods of the prior year.

•	Net interest income increased of $3.38 million and $8.76 million for the quarter and six months ended June 30, 2013, compared with the same periods of the prior year.

•	Diluted earnings per common share increased $0.05 to $0.25 for the second quarter of 2013 and $0.07 to $0.59 for the six months ended June 30, 2013, compares with the same periods of the prior year.

•

The tax equivalent net interest margin increased 14 basis points to 4.07% for the second quarter of 2013 and 19 basis points to 4.11% for the six months ended June 30, 2013, compared with the same periods of the prior year.

Net Income

Net income increased $1.36 million, or 33.28%, to $5.44 million for the second quarter of 2013 compared with $4.08 million for the second quarter of 2012. Net income available to common shareholders increased $1.39 million, or 36.55%, to $5.18 million for the second quarter of 2013 compared with $3.80 million for the second quarter of 2012. The increase was largely attributed to growth in earning assets as a result of the Peoples and Waccamaw acquisitions. Basic and diluted earnings per common share for the second quarter of 2013 were $0.26 and $0.25, respectively, compared to basic and diluted earnings per common share for the second quarter of 2012 of $0.20.

Net income increased $2.50 million, or 24.77%, to $12.58 million for the first six months of 2013 compared with $10.08 million for the first six months of 2012. Net income available to common shareholders increased $2.55 million, or 26.83%, to $12.07 million for the first six months of 2013 compared with $9.51 million for the first six months of 2012. The increase was largely attributed to growth in earning assets as a result of the Peoples and Waccamaw acquisitions. Basic and diluted earnings per common share for the first six months of 2013 were $0.60 and $0.59, respectively, compared to basic and diluted earnings per common share for the first six months of 2012 of $0.52.

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

Net interest income, the largest contributor to earnings, increased $3.38 million, or 17.34%, for the quarter ended June 30, 2013, compared with the same quarter of 2012. Tax equivalent net interest income increased $3.35 million, or 16.57%, for the second quarter of 2013 compared with the same quarter of 2012. The increase in tax equivalent net interest income was primarily due to growth in average earning assets from the Peoples and Waccamaw acquisitions and reductions in the rates paid on interest-bearing deposits from the sustained low interest rate environment.

Average earning assets increased $253.72 million and average interest-bearing liabilities increased $210.71 million for the quarter ended June 30, 2013, compared with the same quarter of 2012. The yield on average earning assets increased 1 basis point for the second quarter of 2013 compared with the same quarter of 2012. The average rate paid on interest-bearing liabilities decreased 16 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 17 basis points higher for the second quarter of 2013 compared with the same quarter of 2012. Our net interest margin increased 14 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012.

The tax equivalent yield on loans increased 20 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012. Tax equivalent loan interest income increased $3.41 million, or 16.32%, for the second quarter of 2013 compared with the same quarter of 2012. Interest on loans for the second quarter of 2013 includes accretion of $3.76 million related to the Peoples and Waccamaw acquisitions. The Company expects the purchase accounting interest accretion to decline in future periods based on acquired portfolio attrition.

The tax equivalent yield on available-for-sale securities decreased 48 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012. This decrease was primarily due to the reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks decreased 9 basis points for the second quarter of 2013 compared with the same quarter of 2012. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $65.35 million, or 22.03%, and the average rate paid on those deposits increased 1 basis point for the second quarter of 2013 compared with the same quarter of 2012. The average balance of savings deposits increased $95.04 million, or 22.56%, and the average rate paid on those deposits remained constant at 11 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012. The average balance of time deposits increased $64.51 million, or 8.96%, and the average rate paid on those deposits decreased 17 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012. The average balance of noninterest-bearing demand deposits increased $74.12 million, or 27.44%, for the second quarter of 2013 compared with the same quarter of 2012.

The average balance of federal funds purchased totaled $4 thousand for the second quarter of 2013, compared to no federal funds purchased for the same quarter of 2012. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, decreased $1.24 million, or 1.67%, and the average rate paid on those funds decreased 4 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012. The average balance of wholesale repurchase agreements decreased $4.19 million, or 7.74%, and the average rate paid on those funds increased 27 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012. The average balance of FHLB and other borrowings decreased $8.75 million, or 5.01%, and the average rate paid on those funds increased 6 basis points for the quarter ended June 30, 2013, compared with the same quarter of 2012. The changes in the average balances and costs of wholesale repurchase agreements and FHLB advances were primarily due to borrowings acquired from the Waccamaw acquisition being paid off during the first quarter of 2013.

Net Interest Income – Year-to-Date Comparison (See Table II)

Net interest income increased $8.76 million, or 23.39%, for the six months ended June 30, 2013, compared with the same period of 2012. Tax equivalent net interest income increased $8.75 million, or 22.50%, for the first six months of 2013 compared with the same period of 2012. The increase in tax equivalent net interest income was primarily due to growth in average earning assets from the Peoples and Waccamaw acquisitions and reductions in the rates paid on interest-bearing deposits from the sustained low interest rate environment.

Average earning assets increased $342.91 million and average interest-bearing liabilities increased $296.32 million for the six months ended June 30, 2013, compared with the same period of 2012. The yield on average earning assets increased 3 basis points for the first six months of 2013 compared with the same period of 2012. The average rate paid on interest-bearing liabilities decreased 19 basis points for the six months ended June 30, 2013, compared with the same period of 2012. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 22 basis points higher for the first six months of 2013 compared with the same period of 2012. Our net interest margin increased 19 basis points for the six months ended June 30, 2013, compared with the same period of 2012.

The tax equivalent yield on loans increased 26 basis points for the six months ended June 30, 2013, compared with the same period of 2012. Tax equivalent loan interest income increased $8.89 million, or 22.06%, for the first six months of 2013 compared with the same period of 2012. Interest on loans for the first six months of 2013 includes accretion of $7.61 million related to the Peoples and Waccamaw acquisitions.

The tax equivalent yield on available-for-sale securities decreased 47 basis points for the six months ended June 30, 2013, compared with the same period of 2012. This decrease was primarily due to the reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks decreased 10 basis points for the six months ended June 30, 2013, compared with the same period of 2012. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $68.09 million, or 23.50%, and the average rate paid on those deposits increased 1 basis point for the first six months of 2013 compared with the same period of 2012. The average balance of savings deposits increased $102.72 million, or 25.15%, and the average rate paid on those deposits increased 1 basis point for the six months ended June 30, 2013, compared with the same period of 2012. The average balance of time deposits increased $123.00 million, or 18.17%, and the average rate paid on those deposits decreased 26 basis points for the six months ended June 30, 2013, compared with the same period of 2012. The average balance of noninterest-bearing demand deposits increased $83.75 million, or 32.91%, for the first six months of 2013 compared with the same period of 2012.

The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, increased $1.16 million, or 1.58%, and the average rate paid on those funds decreased 5 basis points for the six months ended June 30, 2013, compared with the same period of 2012. The average balance of wholesale repurchase agreements increased $1.71 million, or 3.27%, and the average rate paid on those funds decreased 9 basis points for the six months ended June 30, 2013, compared with the same period of 2012. The average balance of FHLB and other borrowings increased $627 thousand, or 0.37%, and the average rate paid on those funds decreased 9 basis points for the six months ended June 30, 2013, compared with the same period of 2012.

Table I	Average Balance Sheets and Net Interest Income Analysis
	Three Months Ended June 30,
	2013			2012
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans (2)	$1,692,248	$24,308	5.76%	$1,512,451	$20,897	5.56%
Securities available-for-sale	547,411	3,712	2.72%	486,742	3,872	3.20%
Securities held-to-maturity	690	14	8.14%	3,477	63	7.29%
Interest-bearing deposits	83,168	71	0.34%	67,129	72	0.43%

Total earning assets	2,323,517	28,105	4.85%	2,069,799	24,904	4.84%
Other assets	355,778			290,768

Total assets	$2,679,295			$2,360,567

Liabilities
Interest-bearing deposits
Demand deposits	$361,993	$59	0.07%	$296,647	$43	0.06%
Savings deposits	516,375	148	0.11%	421,331	119	0.11%
Time deposits	784,078	2,077	1.06%	719,570	2,198	1.23%

Total interest-bearing deposits	1,662,446	2,284	0.55%	1,437,548	2,360	0.66%
Borrowings
Federal funds purchased	4	—	0.00%	—	—	—
Retail repurchase agreements	73,408	100	0.55%	74,651	110	0.59%
Wholesale repurchase agreements	50,000	468	3.75%	54,194	469	3.48%
FHLB advances and other borrowings	165,877	1,698	4.11%	174,629	1,759	4.05%

Total borrowings	289,289	2,266	3.14%	303,474	2,338	3.10%

Total interest-bearing liabilities	1,951,735	4,550	0.93%	1,741,022	4,698	1.09%

Noninterest-bearing demand deposits	344,180			270,065
Other liabilities	18,163			25,486

Total liabilities	2,314,078			2,036,573
Stockholders’ equity	365,217			323,994

Total liabilities and stockholders’ equity	$2,679,295			$2,360,567

Net interest income, tax equivalent		$23,555			$20,206

Net interest rate spread (3)			3.92%			3.75%

Net interest margin (4)			4.07%			3.93%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

Table II	Average Balance Sheets and Net Interest Income Analysis
	Six Months Ended June 30,
	2013			2012
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans (2)	$1,699,196	$49,196	5.84%	$1,453,348	$40,304	5.58%
Securities available-for-sale	546,053	7,440	2.75%	482,550	7,729	3.22%
Securities held-to-maturity	753	30	8.03%	3,357	125	7.49%
Interest-bearing deposits	90,987	138	0.31%	54,827	111	0.41%

Total earning assets	2,336,989	56,804	4.90%	1,994,082	48,269	4.87%
Other assets	354,107			273,203

Total assets	$2,691,096			$2,267,285

Liabilities
Interest-bearing deposits
Demand deposits	$357,858	$115	0.06%	$289,767	$74	0.05%
Savings deposits	511,175	302	0.12%	408,459	229	0.11%
Time deposits	799,980	4,229	1.07%	676,980	4,462	1.33%

Total interest-bearing deposits	1,669,013	4,646	0.56%	1,375,206	4,765	0.70%
Borrowings
Federal funds purchased	2	—	0.00%	985	2	0.00%
Retail repurchase agreements	74,573	206	0.56%	73,411	224	0.61%
Wholesale repurchase agreements	53,802	943	3.53%	52,097	938	3.62%
FHLB advances and other borrowings	170,879	3,397	4.01%	170,252	3,474	4.10%

Total borrowings	299,256	4,546	3.06%	296,745	4,638	3.14%

Total interest-bearing liabilities	1,968,269	9,192	0.94%	1,671,951	9,403	1.13%

Noninterest-bearing demand deposits	338,216			254,464
Other liabilities	21,218			23,476

Total liabilities	2,327,703			1,949,891
Stockholders’ equity	363,393			317,394

Total liabilities and stockholders’ equity	$2,691,096			$2,267,285

Net interest income, tax equivalent		$47,612			$38,866

Net interest rate spread (3)			3.96%			3.74%

Net interest margin (4)			4.11%			3.92%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

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

	Three Months Ended June 30, 2013 Compared to 2012 Dollar Increase (Decrease) due to				Six Months Ended June 30, 2013 Compared to 2012 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest earned on:
Loans (FTE)	$2,491	$771	$149	$3,411	$6,818	$1,886	$188	$8,892
Securities available-for-sale (FTE)	484	(582)	(62)	(160)	1,017	(1,133)	(173)	(289)
Securities held-to-maturity (FTE)	(50)	7	(6)	(49)	(97)	9	(7)	(95)
Interest-bearing deposits with other banks	17	(15)	(3)	(1)	74	(28)	(19)	27

Total interest earning assets	2,942	181	78	3,201	7,812	734	(11)	8,535

Interest paid on:
Demand deposits	9	5	2	16	17	20	4	41
Savings deposits	27	1	1	29	58	13	2	73
Time deposits	198	(298)	(21)	(121)	811	(871)	(173)	(233)
Federal funds purchased	—	—	—	—	—	—	(2)	(2)
Retail repurchase agreements	(1)	(9)	—	(10)	4	(21)	(1)	(18)
Wholesale repurchase agreements	(36)	37	(2)	(1)	31	(23)	(3)	5
FHLB advances and other borrowings	(89)	24	4	(61)	13	(80)	(10)	(77)

Total interest-bearing liabilities	108	(240)	(16)	(148)	934	(962)	(183)	(211)

Change in net interest income, tax equivalent	$2,834	$421	$94	$3,349	$6,878	1,696	172	8,746

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses of $3.21 million for the second quarter of 2013 was an increase of $1.59 million compared with the same quarter of 2012. We incurred net charge-offs of $4.93 million for the quarter ended June 30, 2013, compared with $1.25 million for the same quarter of 2012. The increase in charge-offs during the second quarter of 2013 was primarily due to four loan relationships with the most significant being a $2.10 million write down of a relationship within the construction, development, and other land loan class. The Company had previously identified this problem relationship and had established a $1.80 million specific allocation that was utilized for the write down. Annualized net charge-offs as a percentage of average non-covered loans were 1.31% for the quarter ended June 30, 2013, compared with 0.38% for the same quarter of 2012. Non-covered loans exclude loans acquired in the Waccamaw transaction that are covered under the FDIC loss share agreements.

The provision for loan losses of $4.35 million for the first six months of 2013 was an increase of $1.81 million compared with the same period of 2012. We incurred net charge-offs of $7.00 million for the six months ended June 30, 2013, compared with $2.58 million for the same period of 2012. Annualized net charge-offs as a percentage of average non-covered loans were 0.95% for the six months ended June 30, 2013, compared with 0.38% for the same period of 2012.

Noninterest Income – Quarterly Comparison

Noninterest income, which consists of all revenues not included in interest and fee income related to earning assets, decreased $1.50 million, or 17.92%, for the quarter ended June 30, 2013, compared with the same quarter of 2012. Exclusive of the impact of gains and losses on the sale of securities and indemnification asset amortization, noninterest income increased $45 thousand to $8.40 million for the quarter ended June 30, 2013, compared with $8.35 million for the same quarter of 2012.

Wealth management revenues, including fees and commissions for trust services and investment advisory services, increased $31 thousand, or 3.30%, for the quarter ended June 30, 2013, compared with the same quarter of 2012. Service charges on deposit accounts decreased $14 thousand for the quarter ended June 30, 2013, compared with the same quarter of 2012. Other service charges, commissions, and fees increased $229 thousand, or 14.64%, for the quarter ended June 30, 2013, compared with the same quarter of 2012. Insurance commissions decreased $28 thousand, or 2.10%, for the quarter ended June 30, 2013, compared with the same quarter of 2012.

We realized a net gain on sale of securities of $113 thousand for the quarter ended June 30, 2013, which was a $122 thousand increase from a net loss of $9 thousand in the same quarter of 2012. During the second quarter of 2013, amortization associated with the FDIC indemnification asset totaled $1.66 million. Other operating income decreased $173 thousand, or 14.62%, for the quarter ended June 30, 2013, compared with the same quarter of 2012. Other operating income included a negative fair value mark of $439 thousand on loans held for sale and the associated secondary market loan production pipeline for the second quarter of 2013 compared to a positive mark of $161 thousand recorded for the second quarter of 2012.

Noninterest Income – Year-to-Date Comparison

Noninterest income decreased $1.63 million, or 9.95%, for the six months ended June 30, 2013, compared with the same period of 2012. Exclusive of the impact of gains on the sale of securities, prepaid borrowings, and indemnification asset amortization, noninterest income increased $1.09 million, or 6.70%, to $17.38 million for the six months ended June 30, 2013, compared with $16.29 million for the same period of 2012.

Wealth management revenues, including fees and commissions for trust services and investment advisory services, decreased $17 thousand for the six months ended June 30, 2013, compared with the same period of 2012. Service charges on deposit accounts increased $141 thousand, or 2.22%, for the six months ended June 30, 2013, compared with the same period of 2012. Other service charges, commissions, and fees increased $430 thousand, or 13.66%, for the six months ended June 30, 2013, compared with the same period of 2012. Insurance commissions increased $62 thousand, or 2.13%, for the six months ended June 30, 2013, compared with the same period of 2012.

We realized a net gain on sale of securities of $230 thousand for the six months ended June 30, 2013, which was a $188 thousand increase from the same period of 2012. During the first six months of 2013, amortization associated with the FDIC indemnification asset totaled $3.20 million. Other operating income increased $772 thousand, or 37.57%, for the six months ended June 30, 2013, compared with the same period of 2012. The increase was primarily due to a $296 thousand gain on the prepayment of borrowings and $120 thousand received for insurance agencies’ earn-out payments. Other operating income included a negative fair value mark of $435 thousand on loans held for sale and the associated secondary market loan production pipeline for the six months ended June 30, 2013, compared to a positive mark of $76 thousand recorded for the same period of 2012.

Noninterest Expense – Quarterly Comparison

Noninterest expense decreased $1.60 million, or 7.94%, for the second quarter of 2013 compared with the same quarter of 2012. Salaries and employee benefits increased $1.07 million, or 12.01%, for the quarter ended June 30, 2013, compared with the same quarter of 2012. Salaries and employee benefits attributed to the Peoples and Waccamaw acquisitions completed during the second quarter of 2012 totaled $1.32 million during the second quarter of 2013, which represents an increase of $831 thousand for the quarter ended June 30, 2013, compared with the same quarter of 2012. At June 30, 2013, we had 737 full-time equivalent employees compared to 771 at June 30, 2012. The Peoples and Waccamaw acquisitions resulted in the addition of 97 and 129 full-time equivalent employees for the periods ended June 30, 2013, and June 30, 2012, respectively.

Occupancy, furniture, and equipment expense increased $466 thousand, or 17.73%, to $3.10 million for the quarter ended June 30, 2013, compared with $2.63 million for the same quarter of 2012 as a result of our expanded branch network in connection with the Peoples and Waccamaw acquisitions. FDIC premiums and assessments increased $179 thousand, or 61.72%, for the quarter ended June 30, 2013, compared with the same quarter of 2012. In connection with the Peoples and Waccamaw acquisitions, we incurred $8 thousand in merger related costs for the quarter ended June 30, 2013, compared to $3.42 million for the same quarter of 2013. Other operating expense increased $105 thousand, or 2.23%, for the quarter ended June 30, 2013, compared with the same quarter of 2012. The increase in other operating expense was primarily due to our expanded branch network. These increases were offset by a $100 thousand decrease in expenses and net losses associated with other real estate owned (“OREO”) to $170 thousand for the second quarter of 2013, compared with $270 thousand for the same quarter of 2012.

Noninterest Expense – Year-to-Date Comparison

Noninterest expense increased $1.75 million, or 4.82%, for the first six months of 2013 compared with the same period of 2012. Salaries and employee benefits increased $2.96 million, or 17.27%, for the six months ended June 30, 2013, compared with the same period of 2012. Salaries and employee benefits attributed to the Peoples and Waccamaw acquisitions totaled $2.57 million during the six months ended June 30, 2013, which represents an increase of $2.08 million for the six months ended June 30, 2013, compared with the same period of 2012.

Occupancy, furniture, and equipment expense increased $1.33 million or 26.72%, to $6.29 million for the six months ended June 30, 2013, compared with $4.97 million for the same period of 2012 as a result of our expanded branch network in connection with the Peoples and Waccamaw acquisitions. FDIC premiums and assessments increased $329 thousand, or 53.76%, for the six months ended June 30, 2013, compared with the same period of 2012. In connection with the Peoples and Waccamaw acquisitions, we incurred $57 thousand in merger related costs for the six months ended June 30, 2013, compared to $3.58 million for the same period of 2013. Other operating expense increased $725 thousand, or 7.53%, for the six months ended June 30, 2013, compared with the same period of 2012. The increase in other operating expense was primarily due to our expanded branch network. These increases were offset by a $296 thousand decrease in expenses and net losses associated with other real estate owned (“OREO”) to $795 thousand for the first six months of 2013, compared with $1.09 million for the same period of 2012.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences include income on municipal securities, which are exempt from federal income tax; certain dividend payments, which are deductible; and increases in the cash surrender value of life insurance policies. Consolidated income taxes were $2.54 million for the second quarter of 2013 compared to $2.00 million for the same quarter of 2012. The effective tax expense rates for the quarters ended June 30, 2013 and 2012 were 31.82% and 32.87%, respectively.

Consolidated income taxes were $5.93 million for the first six months of 2013 compared to $4.85 million for the same period of 2012. The effective tax expense rates for the six months ended June 30, 2013 and 2012 were 32.05% and 32.48%, respectively.

Financial Condition

Total assets were $2.65 billion as of June 30, 2013, a decrease of $78.13 million, or 2.86%, compared with $2.73 billion at December 31, 2012. Total liabilities were $2.30 billion as of June 30, 2013, a decrease of $73.45 million, or 3.11%, compared with $2.37 billion at December 31, 2012. As of June 30, 2013, our book value per as-converted common share was $16.63, a decrease of $0.13, compared with December 31, 2012.

Investment Securities

Available-for-Sale Securities

Available-for-sale securities as of June 30, 2013, increased $15.80 million, or 2.96%, compared with December 31, 2012. The market value of securities available-for-sale as a percentage of amortized cost was 97.09% at June 30, 2013, compared with 99.92% at December 31, 2012.

We recognized no other-than-temporary impairment (“OTTI”) charges in earnings related to nonbeneficial interest debt securities or beneficial interest debt securities during the three and six months ended June 30, 2013 and 2012. We incurred no OTTI charges on equity securities during the three and six months ended June 30, 2013 and 2012. See Note 2, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Held-to-Maturity Securities

Held-to-maturity securities as of June 30, 2013, decreased $189 thousand, or 23.16%, compared with December 31, 2012. The market value of securities held-to-maturity as a percentage of amortized cost was 101.91% at June 30, 2013, compared with 101.96% at December 31, 2012.

Loan Portfolio

Loans Held for Sale

Loans held for sale as of June 30, 2013, decreased $2.05 million, or 30.74% compared with December 31, 2012. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans at June 30, 2013, was $9.07 million for 51 loans compared to $14.84 million for 88 loans at December 31, 2012. The Company recorded a negative fair value mark on loans held for sale and the associated secondary market mortgage loan pipeline during the second quarter of 2013 as a result of higher benchmark and mortgage interest rates reported at the end of the quarter.

Loans Held for Investment

Loans held for investment as of June 30, 2013, decreased $33.16 million, or 1.92%, compared with December 31, 2012, and $115.59 million, or 6.40%, compared with June 30, 2012. The decrease was primarily due to runoff in the loan portfolio covered under the FDIC loss share agreements. The average loan to deposit ratio was 84.33% for the second quarter of 2013 compared to 85.71% for the fourth quarter of 2012, and 88.57% for the second quarter of 2012. The held for investment portfolio continues to be diversified among loan types and industry segments. The following table details the loan portfolio for the dates indicated:

	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Covered loans	$184,076	10.88%	$207,106	12.01%	$238,777	13.21%
Non-covered loans
Commercial loans
Construction, development, and other land	52,198	3.09%	57,434	3.33%	53,997	2.99%
Commercial and industrial	92,448	5.47%	88,738	5.15%	99,364	5.50%
Multi-family residential	59,536	3.52%	65,694	3.81%	86,040	4.76%
Single family non-owner occupied	134,207	7.93%	135,912	7.88%	140,684	7.79%
Non-farm, non-residential	455,224	26.91%	448,810	26.02%	453,820	25.12%
Agricultural	2,393	0.14%	1,709	0.10%	1,643	0.09%
Farmland	34,354	2.03%	34,570	2.00%	38,423	2.13%

Total commercial loans	830,360	49.09%	832,867	48.29%	873,971	48.38%
Consumer real estate loans
Home equity lines	109,820	6.49%	111,081	6.44%	115,843	6.41%
Single family owner occupied	473,212	27.98%	473,547	27.46%	466,450	25.81%
Owner occupied construction	21,276	1.26%	16,223	0.94%	30,417	1.68%

Total consumer real estate loans	604,308	35.73%	600,851	34.84%	612,710	33.90%
Consumer and other loans
Consumer loans	69,002	4.08%	78,163	4.53%	75,781	4.19%
Other	3,752	0.22%	5,666	0.33%	5,850	0.32%

Total consumer and other loans	72,754	4.30%	83,829	4.86%	81,631	4.51%

Total non-covered loans	1,507,422	89.12%	1,517,547	87.99%	1,568,312	86.79%

Total loans held for investment	$1,691,498	100.00%	$1,724,653	100.00%	$1,807,089	100.00%

Loans held for sale	$4,621		$6,672		$1,179

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The determination of the allowance requires management to make various assumptions and judgments. As a result, actual loan losses may differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. The ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including, among other things, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications. Management considers the allowance to be adequate based upon analysis of the portfolio as of June 30, 2013; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

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

Our allowance for loan losses totaled $23.12 million at June 30, 2013, $25.77 million at December 31, 2012, and $26.17 million at June 30, 2012. The allowance for loan losses as a percentage of non-covered loans held for investment was 1.53% at June 30, 2013, 1.70% at December 31, 2012, and 1.67% at June 30, 2012. Specific reserves within the allowance declined between December 31, 2012, and June 30, 2013, due, in part, to a $1.80 million specific allocation on a loan in the construction, development, and other land loan class utilized for a $2.10 million write down taken on the loan. No additional reserve has been made for this loan and no additional loss is expected. General reserves were flat for the quarter due to downward qualitative factor adjustments related to improving regional economic conditions and enhanced retail credit policies. The cash flow analysis performed for the second quarter of 2013 identified one of the Company’s seven purchased credit impaired loan pools as impaired with an impairment of $367 thousand at June 30, 2013. The portfolio will continue to be monitored for deterioration in credit, which may result in the need to record an allowance for loan losses in a future period.

The following table details the allowance for loan loss activity and related information for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Amounts in thousands)
Beginning balance	$24,850	$25,800	$25,770	$26,205
Provision for loan losses	3,205	1,620	4,347	2,542
Charge-offs	(5,006)	(1,612)	(7,765)	(3,174)
Recoveries	73	363	770	598

Net charge-offs	(4,933)	(1,249)	(6,995)	(2,576)

Ending balance	$23,122	$26,171	$23,122	$26,171

Non-covered loans
Annualized net charge-offs to average loans	1.31%	0.38%	0.95%	0.38%
Allowance for loan losses to total loans	1.53%	1.67%	1.53%	1.67%

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

(Amounts in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Non-covered loans
Nonaccrual loans	$29,125	$23,931	$27,947
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	276	6,009	469

Total nonperforming loans	29,401	29,940	28,416
OREO not covered under FDIC loss share agreements	4,743	5,749	4,938

Total nonperforming assets	$34,144	$35,689	$33,354

Covered loans
Nonaccrual loans	$3,889	$4,323	$—
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	3,889	4,323	—
OREO covered under FDIC loss share agreements	6,407	3,255	5,325

Total nonperforming assets	$10,296	$7,578	$5,325

Total loans
Nonaccrual loans	$33,014	$28,254	$27,947
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	276	6,009	469

Total nonperforming loans	33,290	34,263	28,416
OREO	11,150	9,004	10,263

Total nonperforming assets	$44,440	$43,267	$38,679

Performing TDRs (2)	$10,927	$6,038	$6,995
Total TDRs (3)	$11,203	12,047	$7,464

Non-covered loans
Nonperforming loans to total loans	1.95%	1.97%	1.81%
Nonperforming assets to total assets	1.39%	1.42%	1.30%
Allowance for loan losses to nonperforming loans	78.64%	86.07%	92.10%
Total loans (includes covered assets)
Nonperforming loans to total loans	1.97%	1.99%	1.57%
Nonperforming assets to total assets	1.68%	1.59%	1.38%
Allowance for loan losses to nonperforming loans	69.46%	75.21%	92.10%

(1)	TDRs restructured within the past six months or nonperforming, excluding nonaccrual TDRs of $1.25 million, $3.04 million, and $4.76 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $1.52 million, $792 thousand, and $20 thousand at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.
(3)	Perfoming and nonperforming TDRs, excluding nonaccrual TDRs of $2.77 million, $3.83 million, and $4.78 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

Non-covered loans exclude loans acquired in the Waccamaw transaction that are covered under the FDIC loss share agreements. The increase in non-covered nonaccrual loans between December 31, 2012, and June 30, 2013, can primarily be attributed to two loans in the construction, development, and other land loan class totaling $4.25 million and one loan in the non-farm, non-residential loan class secured by a retail shopping center that totaled $1.25 million. Non-covered nonperforming assets totaled $34.14 million at June 30, 2013, a $1.55 million decrease from December 31, 2012, and a $790 thousand increase over June 30, 2012. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.39% at June 30, 2013, 1.42% at December 31, 2012, and 1.30% at June 30, 2012.

Non-covered nonaccrual loans totaled $29.13 million at June 30, 2013, $23.93 million at December 31, 2012, and $27.95 million at June 30, 2012. As of June 30, 2013, non-covered nonaccrual loans were largely attributed to the following loan classes: non-farm, non-residential (24.17%); single family owner occupied (21.15%); commercial and industrial (18.72%); and commercial construction (17.99%). Approximately $5.44 million, or 18.68%, of non-covered nonaccrual loans were attributed to loans acquired in business combinations at June 30, 2013. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs totaled $11.20 million at June 30, 2013, $12.05 million at December 31, 2012, and $7.46 million at June 30, 2012. Accruing nonperforming TDRs amounted to $276 thousand, or 2.46%, of total accruing TDRs as of June 30, 2013, as compared to 49.88% of accruing TDRs at December 31, 2012, and 6.28% of accruing TDRs at June 30, 2012. The allowance for loan losses attributed to TDRs totaled $2.00 million at June 30, 2013, $1.87 million at December 31, 2012, and $675 thousand at June 30, 2012.

Ongoing activity within the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were no accruing loans contractually past due 90 days or more as of June 30, 2013.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $4.74 million as of June 30, 2013, a decrease of $1.01 million, or 17.50%, compared with December 31, 2012. As of June 30, 2013, non-covered OREO consisted of 53 properties with an average holding period of 10 months. During the second quarter of 2013 the net gain on OREO totaled $58 thousand, while the net loss on OREO totaled $342 thousand for the first six months of 2013. Covered OREO is pursuant to the FDIC Loss Share Agreements and is presented net of the related fair value discount. The following table details activity within OREO for the periods indicated:

	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance, January 1, 2013	$5,749	$3,255	$9,004
Acquired	—	—	—
Additions	4,515	4,808	9,323
Disposals	(4,839)	(1,257)	(6,096)
Valuation adjustments	(682)	(399)	(1,081)

Ending balance, June 30, 2013	$4,743	$6,407	$11,150

	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance, January 1, 2012	$5,914	$—	$5,914
Acquired	—	5,388	5,388
Additions	3,311	—	3,311
Disposals	(3,593)	—	(3,593)
Valuation adjustments	(694)	(63)	(757)

Ending balance, June 30, 2012	$4,938	$5,325	$10,263

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $38.12 million as of June 30, 2013, a decrease of $880 thousand, or 2.26%, compared with December 31, 2012. Non-covered delinquent loans as a percentage of total non-covered loans measured 2.53% at June 30, 2013, of which loans 30 to 89 days past due comprised 0.60% and nonaccrual loans comprised 1.93%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 1.95% at June 30, 2013, 1.97% at December 31, 2012, and 1.81% at June 30, 2012.

Deposits

Total deposits as of June 30, 2013, decreased $41.48 million, or 2.04%, compared with December 31, 2012. Noninterest-bearing deposits and interest-bearing demand deposits as of June 30, 2013, increased $6.62 million and $1.54 million, respectively, compared with December 31, 2012. Savings deposits, which include money market accounts and savings accounts, as of June 30, 2013, increased $13.51 million compared with December 31, 2012. Time deposits as of June 30, 2013, decreased $63.15 million compared with December 31, 2012.

Borrowings

Our borrowings consist primarily of securities sold under agreements to repurchase and FHLB advances. Short-term borrowings consist of overnight federal funds purchased and repurchase agreements. There were no federal funds purchased at June 30, 2013, or December 31, 2012. The balance of retail repurchase agreements decreased $6.72 million, or 8.62%, as of June 30, 2013, compared with December 31, 2012. The balance of wholesale repurchase agreements decreased $8.20 million, or 14.08%, and the weighted average rate increased 37 basis points to 3.71% as of June 30, 2013, compared with December 31, 2012. The balance of FHLB borrowings, including convertible and callable advances and fixed rate credit, decreased $11.56 million, or 7.15%, and the weighted average rate increased 26 basis points to 4.12% as of June 30, 2013, compared with December 31, 2012. As of June 30, 2013, the FHLB borrowings had maturities between three and eight years. During the first quarter of 2013, the Company prepaid $8.15 million of wholesale repurchase agreements and $11.47 million of FHLB borrowings that resulted in gains totaling $296 thousand.

Stockholders’ Equity

Total stockholders’ equity decreased $4.38 million, or 1.23%, from $356.32 million at December 31, 2012, to $351.94 million at June 30, 2013. The change in stockholders’ equity during the first six months of 2013 was primarily due to net income of $12.58 million, an increase in accumulated other comprehensive loss of $10.25 million, dividends declared on common and preferred stock of $5.32 million, and treasury share purchases of $2.02 million. The increase in accumulated other comprehensive loss was largely a function of declines in investment securities’ market values as a result of the increase in benchmark interest rates at the end of the second quarter of 2013.

Risk-Based Capital

Risk-based capital guidelines promulgated by state and federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. As of June 30, 2013, the Bank was deemed “well capitalized” under regulatory capital adequacy standards. Our Company’s and the Bank’s capital ratios are presented in the following table for the dates indicated.

	June 30, 2013	December 31, 2012
Total risk-based capital ratio
First Community Bancshares, Inc.	17.71%	16.70%
First Community Bank	16.13%	15.23%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	16.45%	15.44%
First Community Bank	14.88%	13.97%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.49%	9.96%
First Community Bank	9.48%	8.98%

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

As of June 30, 2013, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $82.12 million, unpledged available-for-sale securities of $275.17 million, FHLB unused borrowing capacity of $294.83 million, and federal funds lines availability of $114.51 million. Cash on hand and deposits with other financial institutions, as well as the FHLB, are immediately available for satisfaction of deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, we do not conduct significant operations and our primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. As of June 30, 2013, our liquid assets, including cash and investment securities, totaled $23.87 million. Our cash reserves and investments, as well as management fee arrangements, provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. Additionally, we maintain a $15.00 million unsecured, committed line of credit. There was no balance on the line as of June 30, 2013.

Off-Balance Sheet Risk

As of June 30, 2013, our off-balance sheet risk included $200.65 million in commitments to extend credit and $4.74 million in standby letters of credit and financial guarantees. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is represented by the contractual amount of those instruments.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of June 30, 2013, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	June 30, 2013		December 31, 2012
(Amounts in thousands, except basis points) Increase (Decrease) in Interest Rates/Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change

300	$8,253	10.4	$10,928	13.2
200	5,158	6.5	7,455	9.0
100	2,391	3.0	3,606	4.4
(100)	711	0.9	(35)	—

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

Evaluation of Disclosure Controls and Procedures

In connection with this report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Refer to our 2012 Form 10-K for disclosures with respect to our risk factors which could materially affect our business, financial condition, or future results. The risks described in the 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or operating results. The following risk factor is the only material change to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2012 Form 10-K.

The Company and the Bank will be subject to higher regulatory capital requirements and failure to comply with these standards may impact dividend payments and equity repurchases.

On July 2, 2013, the Federal Reserve approved a final rule that substantially amends the regulatory risk-based capital rules applicable to the Company and the Bank. The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act (the “Basel III Capital Rules”). The new rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets (increased from 4.0%).

•	8.0% Total capital to risk-weighted assets.

In addition to the minimum capital ratios, the Basel III Capital Rules require that the Company and Bank maintain a “capital conservation buffer” consisting of CET1 capital in an amount equal to 2.5% of risk-weighted assets to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. Accordingly, the capital conservation buffer effectively increases the above ratios to 7.0%, 8.5% and 10.5%, respectively.

The Basel III changes will result in generally higher minimum capital ratios that require the Company and the Bank to maintain capital buffers above minimum requirements to avoid restrictions on capital distributions and executive bonus payments. In addition, the application of more stringent capital requirements could, among other things, result in lower returns on invested capital, require the raising of additional capital and result in additional regulatory actions if the Company were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s ability to make distributions, including paying dividends.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of our Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our Company’s Common Stock during the second quarter of 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

April 1-30, 2013	—	$—	—	741,885
May 1-31, 2013	28,000	15.41	28,000	747,785
June 1-30, 2013	33,750	15.28	33,750	714,035

Total	61,750	$15.34	61,750

(1)	Our Company’s stock repurchase plan, as amended, authorizes the purchase and retention of up to 1,100,000 shares. The plan has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. We held 385,965 shares in treasury as of June 30, 2013.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits and index required

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2 (33).

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.8**	Employment Agreement between First Community Bank and Marshall E. McCall dated March 1, 2012. (31)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.12**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.13**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (32)

10.14**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.19**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.20**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.21**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.22**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.23**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.24**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.25**	Employment Agreement between First Community Bank and Simpson O. Brown dated July 31, 2009. (28)

10.26**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the period ended June 30, 2013, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the period ended June 30, 2013, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013, (Unaudited), and December 31, 2012; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated and filed on August 28, 2012.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.

(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Form of indemnification agreement entered into by the Company and First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from Exhibits 10.10 and 10.11 of the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, amended on May 19, 2004.
(18)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed on March 1, 2012.
(32)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(33)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: August 9, 2013

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