Form 10-Q
period 2013-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2013-11-08
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Class – Common Stock, $1.00 Par Value; 18,865,962 shares outstanding as of November 7, 2013

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$47,982	$50,405
Federal funds sold	33,374	66,509
Interest-bearing deposits in banks	11,219	27,933

Total cash and cash equivalents	92,575	144,847
Securities available-for-sale	545,676	534,358
Securities held-to-maturity	567	816
Loans held for sale	825	6,672
Loans held for investment, net of unearned income:
Covered under loss share agreements	163,425	207,106
Not covered under loss share agreements	1,533,272	1,517,547
Less allowance for loan losses	(24,665)	(25,770)

Loans held for investment, net	1,672,032	1,698,883
FDIC indemnification asset	37,102	48,149
Property, plant, and equipment, net	63,526	64,868
Other real estate owned:
Covered under loss share agreements	7,381	3,255
Not covered under loss share agreements	5,450	5,749
Interest receivable	7,336	7,842
Goodwill	104,892	104,866
Intangible assets	2,976	3,522
Other assets	112,313	105,040

Total assets	$2,652,651	$2,728,867

Liabilities
Deposits:
Noninterest-bearing	$353,951	$343,352
Interest-bearing	1,642,614	1,686,823

Total deposits	1,996,565	2,030,175
Interest, taxes, and other liabilities	24,653	28,816
Securities sold under agreements to repurchase	114,647	136,118
FHLB borrowings	150,000	161,558
Other borrowings	15,839	15,877

Total liabilities	2,301,704	2,372,544

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 15,471 and 17,421 shares outstanding at September 30, 2013, and December 31, 2012, respectively	15,471	17,421
Common stock, $1 par value; 50,000,000 shares authorized; 20,477,877 and 20,343,327 shares issued at September 30, 2013, and December 31, 2012, respectively; 589,849 and 289,861 shares in treasury at September 30, 2013, and December 31, 2012, respectively	20,478	20,343
Additional paid-in capital	215,671	213,829
Retained earnings	123,018	113,013
Treasury stock, at cost	(10,946)	(6,458)
Accumulated other comprehensive loss	(12,745)	(1,825)

Total stockholders’ equity	350,947	356,323

Total liabilities and stockholders’ equity	$2,652,651	$2,728,867

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2013	2012	2013	2012
Interest income
Interest and fees on loans held for investment	$23,439	$28,275	$72,547	$68,496
Interest on securities — taxable	1,999	1,989	5,754	6,060
Interest on securities — nontaxable	1,216	1,206	3,631	3,667
Interest on deposits in banks	42	66	180	177

Total interest income	26,696	31,536	82,112	78,400

Interest expense
Interest on deposits	2,147	2,603	6,792	7,368
Interest on short-term borrowings	517	675	1,686	1,859
Interest on long-term borrowings	1,706	1,799	5,084	5,253

Total interest expense	4,370	5,077	13,562	14,480

Net interest income	22,326	26,459	68,550	63,920
Provision for loan losses	2,333	1,916	6,680	4,458

Net interest income after provision for loan losses	19,993	24,543	61,870	59,462

Noninterest income
Wealth management income	863	1,005	2,680	2,839
Service charges on deposit accounts	3,582	3,895	10,065	10,237
Other service charges and fees	1,777	1,631	5,356	4,780
Insurance commissions	1,559	1,616	4,533	4,528
Impairment losses on securities	—	(942)	—	(942)
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	—	(942)	—	(942)
Net gain (loss) on sale of securities	(39)	228	191	270
FDIC indemnification asset (amortization) accretion	(1,089)	131	(4,290)	131
Other operating income	1,458	3,599	4,285	5,654

Total noninterest income	8,111	11,163	22,820	27,497

Noninterest expense
Salaries and employee benefits	11,080	10,860	31,150	27,974
Occupancy expense of bank premises	1,700	1,754	5,350	4,934
Furniture and equipment	1,288	955	3,931	2,741
Amortization of intangible assets	183	191	545	613
FDIC premiums and assessments	460	611	1,401	1,223
Merger related expense	—	645	56	4,227
Other operating expense	5,442	5,309	15,797	14,938

Total noninterest expense	20,153	20,325	58,230	56,650

Income before income taxes	7,951	15,381	26,460	30,309
Income tax expense	2,539	5,322	8,472	10,171

Net income	5,412	10,059	17,988	20,138
Dividends on preferred stock	261	220	772	786

Net income available to common shareholders	$5,151	$9,839	$17,216	$19,352

Basic earnings per common share	$0.26	$0.49	$0.86	$1.03
Diluted earnings per common share	$0.26	$0.47	$0.85	$1.00
Cash dividends per common share	$0.12	$0.11	$0.36	$0.32
Weighted average basic shares outstanding	20,008,861	20,013,264	20,013,095	18,812,516
Weighted average diluted shares outstanding	21,136,173	21,333,451	21,203,481	20,123,938

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Amounts in thousands, except share and per share data)
Net income	$5,412	$10,059	$17,988	$20,138
Other comprehensive (loss) income, before tax
Available-for-sale securities:
Unrealized (losses) gains on securities available-for-sale with other-than-temporary impairment	(861)	1,287	(1,043)	1,182
Unrealized (losses) gains on securities available-for-sale without other-than-temporary impairment	(453)	1,628	(16,057)	7,449
Less: reclassification adjustment for losses (gains) realized in net income	39	(228)	(191)	(270)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	—	942	—	942

Unrealized (losses) gains on available-for-sale securities in OCI	(1,275)	3,629	(17,291)	9,303
Benefit plans:
Net actuarial gains (losses) on pension and other postretirement benefit plans	126	97	(386)	112
Amortization of prior service cost, transition asset/obligation, and net actuarial losses included in net periodic benefit cost	82	67	245	201

Unrealized gains (losses) on benefit plans	208	164	(141)	313

Other comprehensive (loss) income, before tax	(1,067)	3,793	(17,432)	9,616
Income tax benefit (expense) related to items of OCI	400	(1,434)	6,512	(3,635)

Other comprehensive (loss) income, net of tax	(667)	2,360	(10,920)	5,981

Total comprehensive income	$4,745	$12,419	$7,068	$26,119

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2012	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729
Net income	—	—	—	20,138	—	—	20,138
Other comprehensive income	—	—	—	—	—	5,982	5,982
Common dividends declared — $0.32 per share	—	—	—	(5,953)	—	—	(5,953)
Preferred dividends declared — $45.00 per share	—	—	—	(786)	—	—	(786)
Preferred stock converted to common stock — 69,000 shares	(1,000)	69	931	—	—	—	—
Equity-based compensation expense	—	—	72	—	17	—	89
Common stock options exercised — 5,223 shares	—	—	(59)	—	128	—	69
Restricted stock awards — 5,300 shares	—	—	(55)	—	130	—	75
Acquisition of Peoples Bank of Virginia — 2,157,005 shares	—	2,157	24,313	—	—	—	26,470

Balance September 30, 2012	$17,921	$20,309	$213,320	$107,055	$(5,446)	$(1,346)	$351,813

Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	17,988	—	—	17,988
Other comprehensive loss	—	—	—	—	—	(10,920)	(10,920)
Common dividends declared — $0.36 per share	—	—	—	(7,211)	—	—	(7,211)
Preferred dividends declared — $45.00 per share	—	—	—	(772)	—	—	(772)
Preferred stock converted to common stock — 134,550 shares	(1,950)	135	1,815	—	—	—	—
Equity-based compensation expense	—	—	213	—	—	—	213
Common stock options exercised — 789 shares	—	—	(9)	—	16	—	7
Restricted stock awards — 29,652 shares	—	—	(177)	—	703	—	526
Purchase of treasury shares — 335,192 shares at $15.52 per share	—	—	—	—	(5,207)	—	(5,207)

Balance September 30, 2013	$15,471	$20,478	$215,671	$123,018	$(10,946)	$(12,745)	$350,947

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2013	2012
Operating activities
Net income	$17,988	$20,138
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,680	4,458
Depreciation and amortization of property, plant, and equipment	3,730	2,832
(Accretion of discounts) amortization of premiums on investments, net	408	1,292
Amortization (accretion) of FDIC receivable for loss share agreements	4,290	(131)
Amortization of intangible assets	545	613
Gain on sale of loans	(1,040)	(721)
Equity-based compensation expense	213	89
(Gain) loss on sale of property, plant, and equipment	(51)	91
Loss on sales of other real estate	1,733	1,592
Gain on sale of securities	(191)	(270)
Net impairment losses recognized in earnings	—	942
Gain on prepayment of debt	(296)	—
Deferred income tax expense	—	1,656
Proceeds from sale of mortgage loans	65,823	51,061
Origination of mortgage loans	(58,936)	(48,966)
Increase in accrued interest receivable	(1,472)	2,182
(Increase) decrease in other operating activities	(10,835)	11,012

Net cash provided by operating activities	28,589	47,870

Investing activities
Proceeds from sale of securities available-for-sale	104,240	78,092
Proceeds from maturities, prepayments, and calls of securities available-for-sale	67,650	66,318
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	250	2,690
Payments to acquire securities available-for-sale	(201,138)	(109,637)
Collections of loans	10,892	38,748
Proceeds from the redemption of FHLB stock, net	1,184	1,757
Net cash (paid) acquired in acquisitions	(201)	152,774
Proceeds from the FDIC	13,573	—
Payments to acquire property, plant, and equipment	(2,460)	(4,088)
Proceeds from sale of property, plant, and equipment	113	1,118
Proceeds from sale of other real estate	4,885	5,792

Net cash (used in) provided by investing activities	(1,012)	233,564

Financing activities
Net increase in noninterest-bearing deposits	10,599	4,405
Net decrease in interest-bearing deposits	(44,209)	(133,095)
Repayments of securities sold under agreements to repurchase	(21,471)	(2,386)
Repayments of long-term debt	(11,596)	(25,769)
Proceeds from stock options exercised	7	144
Payments for repurchase of treasury stock	(5,207)	—
Excess tax benefit from share-based compensation	—	6
Payments of common dividends	(7,211)	(5,953)
Payments of preferred dividends	(761)	(851)

Net cash used in financing activities	(79,849)	(163,499)

(Decrease) increase in cash and cash equivalents	(52,272)	117,935
Cash and cash equivalents at beginning of period	144,847	47,294

Cash and cash equivalents at end of period	$92,575	$165,229

Supplemental information — noncash items
Transfer of loans to other real estate	$13,631	$6,916
Loans originated to finance other real estate	$3,184	$1,324

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

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial and Supplementary Data,” of the Company’s 2012 Form 10-K and Note 1, “General,” of the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements,” herein. Additional discussion of the Company’s application of critical accounting estimates is included within “Application of Critical Accounting Estimates” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” herein.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Amounts in thousands, except share and per share data)
Net income	$5,412	$10,059	$17,988	$20,138
Dividends on preferred stock	261	220	772	786

Net income available to common shareholders	$5,151	$9,839	$17,216	$19,352
Weighted average common shares outstanding, basic	20,008,861	20,013,264	20,013,095	18,812,516
Diluted shares for stock options and restricted stock	35,850	19,138	31,671	7,384
Weighted average convertible preferred shares	1,091,462	1,301,049	1,158,715	1,304,038

Weighted average common shares outstanding, diluted	21,136,173	21,333,451	21,203,481	20,123,938

Basic earnings per common share	$0.26	$0.49	$0.86	$1.03
Diluted earnings per common share	$0.26	$0.47	$0.85	$1.00

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share is convertible into 69 shares of the Company’s Common Stock (“Common Stock”) at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014. There were 15,471 shares of Series A Preferred Stock outstanding at September 30, 2013, 17,421 shares outstanding at December 31, 2012, and 17,921 shares outstanding at September 30, 2012.

The following outstanding options to purchase Common Stock were excluded from the calculation of diluted earnings per share because the exercise price was greater than the market value of the Common Stock, which would result in an antidilutive effect on diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	339,008	338,536	339,008	450,966

Note 2. Investment Securities

The amortized cost and estimated fair value of available-for-sale securities, including gross unrealized gains and losses, at September 30, 2013, and December 31, 2012, were as follows:

	September 30, 2013
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI(1)
(Amounts in thousands)
U.S. Treasury securities	$9,701	$—	$(435)	$9,266	$—
Municipal securities	152,965	2,760	(3,923)	151,802	—
Single issue trust preferred securities	55,750	—	(9,811)	45,939	—
Corporate securities	5,000	—	(67)	4,933	—
Mortgage-backed securities:
Agency	321,486	3,416	(6,637)	318,265	—
Non-Agency Alt-A residential	13,242	—	(3,219)	10,023	(3,219)

Total mortgage-backed securities	334,728	3,416	(9,856)	328,288	(3,219)
Equity securities	5,315	187	(54)	5,448	—

Total	$563,459	$6,363	$(24,146)	$545,676	$(3,219)

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair	OTTI in
	Cost	Gains	Losses	Value	AOCI(1)
(Amounts in thousands)
Municipal securities	$151,119	$8,195	$(97)	$159,217	$—
Single issue trust preferred securities	55,707	—	(11,061)	44,646	—
Mortgage-backed securities:
Agency	310,323	6,023	(449)	315,897	—
Non-Agency Alt-A residential	14,215	—	(3,148)	11,067	(3,148)

Total mortgage-backed securities	324,538	6,023	(3,597)	326,964	(3,148)
Equity securities	3,446	190	(105)	3,531	—

Total	$534,810	$14,408	$(14,860)	$534,358	$(3,148)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The amortized cost and estimated fair value of held-to-maturity securities, including gross unrealized gains and losses, at September 30, 2013, and December 31, 2012, were as follows:

	September 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
Municipal securities	$567	$5	$—	$572

Total	$567	$5	$—	$572

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
Municipal securities	$816	$16	$—	$832

Total	$816	$16	$—	$832

The amortized cost and estimated fair value of available-for-sale and held-to-maturity securities by contractual maturity at September 30, 2013, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$727	$735
Due after one year but within five years	17,725	18,101
Due after five years but within ten years	35,742	35,808
Due after ten years	169,222	157,296

	223,416	211,940
Mortgage-backed securities	334,728	328,288
Equity securities	5,315	5,448

Total	$563,459	$545,676

Held-to-maturity securities
Due within one year	$—	$—
Due after one year but within five years	567	572
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$567	$572

Available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer at September 30, 2013, and December 31, 2012, were as follows:

	September 30, 2013
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$9,266	$(435)	$—	$—	$9,266	$(435)
Municipal securities	43,722	(3,923)	—	—	43,722	(3,923)
Single issue trust preferred securities	—	—	45,939	(9,811)	45,939	(9,811)
Corporate securities	4,933	(67)	—	—	4,933	(67)
Mortgage-backed securities:
Agency	147,950	(5,869)	16,006	(768)	163,956	(6,637)
Non-Agency Alt-A residential	—	—	10,023	(3,219)	10,023	(3,219)

Total mortgage-backed securities	147,950	(5,869)	26,029	(3,987)	173,979	(9,856)
Equity securities	4,981	(19)	153	(35)	5,134	(54)

Total	$210,852	$(10,313)	$72,121	$(13,833)	$282,973	$(24,146)

	December 31, 2012
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$6,436	$(97)	$—	$—	$6,436	$(97)
Single issue trust preferred securities	—	—	44,646	(11,061)	44,646	(11,061)
Mortgage-backed securities:
Agency	74,197	(449)	15	—	74,212	(449)
Non-Agency Alt-A residential	—	—	11,066	(3,148)	11,066	(3,148)

Total mortgage-backed securities	74,197	(449)	11,081	(3,148)	85,278	(3,597)
Equity securities	3,106	(25)	108	(80)	3,214	(105)

Total	$83,739	$(571)	$55,835	$(14,289)	$139,574	$(14,860)

There were no held-to-maturity securities in a continuous unrealized loss position at September 30, 2013, or December 31, 2012. At September 30, 2013, the combined depreciation in value of the 171 individual securities in an unrealized loss position was 4.43% of the combined reported value of the aggregate securities portfolio. At December 31, 2012, the combined depreciation in value of the 57 individual securities in an unrealized loss position was 2.78% of the combined reported value of the aggregate securities portfolio.

The following table details the Company’s gross gains and gross losses realized from the sale of securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Amounts in thousands)
Gross realized gains	$—	$315	$307	$434
Gross realized losses	(39)	(87)	(116)	(164)

Net gain (loss) on sale of securities	$(39)	$228	$191	$270

The carrying value of securities pledged to secure public deposits and for other purposes was $279.88 million at September 30, 2013, and $292.88 million at December 31, 2012.

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

For nonbeneficial interest debt securities, the Company analyzes several qualitative factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. Nonbeneficial interest debt securities consist of U.S. Treasury securities, municipal securities, and single issue trust preferred securities. If it is determined that there is evidence that the impairment will not be recovered, the Company performs a present value calculation to determine the amount of impairment and records any credit-related OTTI through earnings and noncredit-related OTTI through other comprehensive income (“OCI”). During the three and nine months ended September 30, 2013 and 2012, the Company incurred no OTTI charges related to nonbeneficial interest debt securities. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in credit markets, destabilization in the Eurozone, and other current economic factors.

For beneficial interest debt securities, the Company reviews cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. Beneficial interest debt securities consist of corporate securities and mortgage-backed securities (“MBS”). An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then an OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the noncredit-related OTTI is accounted for in OCI. During the three and nine months ended September 30, 2013, the Company incurred no credit-related OTTI charges associated with beneficial interest debt securities. During the three and nine months ended September 30, 2012, the Company incurred credit-related OTTI charges on beneficial interest debt securities of $942 thousand. These charges were related to a non-Agency MBS. Temporary impairment on the Agency MBS is primarily related to changes in interest rates.

For the non-Agency Alt-A residential MBS, the Company uses a discounted cash flow model with the following assumptions: constant prepayment rate of 9.7%, a customized constant default rate scenario that assumes approximately 12% of the remaining underlying mortgages will default within three years, and a customized loss severity rate scenario that ramps the loss rate down from 66% to 15% over the course of approximately six years.

The following table provides a cumulative roll forward of credit losses recognized in earnings for debt securities for which a portion of the OTTI is recognized in OCI:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Amounts in thousands)
Beginning balance (1)	$7,478	$6,536	$7,478	$6,536
Additions for credit losses on securities not previously recognized	—	—	—	—
Additions for credit losses on securities previously recognized	—	942	—	942
Reduction for increases in cash flows	—	—	—	—
Reduction for securities management no longer intends to hold to recovery	—	—	—	—
Reduction for securities sold/realized losses	—	—	—	—

Ending balance	$7,478	$7,478	$7,478	$7,478

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company reviews for OTTI based upon the prospects of the underlying companies, analysts’ expectations, and certain other qualitative factors to determine if impairment is recoverable over a foreseeable period of time. During the three and nine months ended September 30, 2013 and 2012, the Company recognized no OTTI charges on equity securities.

Note 3. Loans

Loan Portfolio

The Company’s loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. The following tables present loans, net of unearned income and disaggregated by class, for the periods indicated:

	September 30, 2013		December 31, 2012
(Amounts in thousands)	Amount	Percent	Amount	Percent
Covered loans	$163,425	9.63%	$207,106	12.01%
Non-covered loans
Commercial loans
Construction, development, and other land	55,791	3.29%	57,434	3.33%
Commercial and industrial	95,972	5.66%	88,738	5.15%
Multi-family residential	56,079	3.31%	65,694	3.81%
Single family non-owner occupied	132,253	7.79%	135,912	7.88%
Non-farm, non-residential	455,247	26.83%	448,810	26.02%
Agricultural	2,274	0.13%	1,709	0.10%
Farmland	31,885	1.88%	34,570	2.00%

Total commercial loans	829,501	48.89%	832,867	48.29%
Consumer real estate loans
Home equity lines	109,611	6.46%	111,081	6.44%
Single family owner occupied	492,424	29.02%	473,547	27.46%
Owner occupied construction	25,349	1.50%	16,223	0.94%

Total consumer real estate loans	627,384	36.98%	600,851	34.84%
Consumer and other loans
Consumer loans	71,679	4.22%	78,163	4.53%
Other	4,708	0.28%	5,666	0.33%

Total consumer and other loans	76,387	4.50%	83,829	4.86%

Total non-covered loans	1,533,272	90.37%	1,517,547	87.99%

Total loans held for investment, net of unearned income	$1,696,697	100.00%	$1,724,653	100.00%

Loans held for sale	$825		$6,672

(Amounts in thousands)	September 30, 2013	December 31, 2012
Covered loans
Commercial loans
Construction, development, and other land	$17,979	$26,595
Commercial and industrial	3,951	6,948
Multi-family residential	2,003	2,611
Single family non-owner occupied	8,142	11,428
Non-farm, non-residential	37,751	48,565
Agricultural	176	144
Farmland	1,014	1,091

Total commercial loans	71,016	97,382
Consumer real estate loans
Home equity lines	71,724	81,445
Single family owner occupied	19,253	22,961
Owner occupied construction	1,306	1,644

Total consumer real estate loans	92,283	106,050
Consumer and other loans
Consumer loans	126	3,674

Total covered loans	$163,425	$207,106

See Note 12, “Litigation, Commitments and Contingencies,” for information concerning the Company’s off-balance sheet credit risk related to lending activities.

Acquired Impaired Loans

When the fair values of acquired loans are established, certain loans are identified as impaired. The Company has estimated cash flows to be collected on acquired impaired loans and discounted those cash flows at a market rate of interest. The outstanding principal balance of acquired impaired loans was $139.46 million at September 30, 2013, $198.34 million at December 31, 2012, and $220.07 million at September 30, 2012. The following tables present the carrying balance of acquired impaired loans during the periods indicated:

	Nine Months Ended September 30, 2013
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1	$26,907	$110,115	$2,340	$139,362
Balance, September 30	11,961	76,457	2,015	90,433

	Nine Months Ended September 30, 2012
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1	$—	$—	$2,886	$2,886
Balance, September 30	30,898	115,125	2,314	148,337

The following tables present changes in the accretable yield on acquired impaired loans during the periods indicated:

	Nine Months Ended September 30, 2013
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1, 2013	$2,342	$21,886	$15	$24,243
Additions	148	189	—	337
Accretion	(1,315)	(4,558)	(108)	(5,981)
Transfers to accretable discount (exit events), net	4,276	(6,477)	101	(2,100)
Disposals	(1,417)	(2,127)	—	(3,544)

Balance, September 30, 2013	$4,034	$8,913	$8	$12,955

	Nine Months Ended September 30, 2012
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Balance, January 1, 2012	$—	$—	$919	$919
Additions	3,400	26,481	—	29,881
Accretion	(399)	(1,491)	(1,198)	(3,088)
Transfers to accretable discount, net	—	—	139	139
Disposals	77	108	161	346

Balance, September 30, 2012	$3,078	$25,098	$21	$28,197

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

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. Differences between actual loan loss experience and estimates are reflected through adjustments that are made by increasing or decreasing the allowance based upon current measurement criteria. Commercial, consumer real estate, and non-real estate consumer loan portfolios are evaluated separately for purposes of determining the allowance. The specific components of the allowance include allocations to individual commercial loans and credit relationships and allocations to the remaining nonhomogeneous and homogeneous pools of loans that have been deemed impaired. Additionally, a loan that becomes adversely classified is removed from a group of loans with similar risk characteristics that are not classified to evaluate the removed loan collectively in a group of adversely classified loans with similar risk characteristics. Management’s general reserve allocations are based on judgment of qualitative and quantitative factors about macro and micro economic conditions reflected within the portfolio of loans and the economy as a whole. Factors considered in this evaluation include, but are not necessarily limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. While management has allocated the allowance for loan losses to various portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.

Purchased performing loans are recorded at fair value and include credit and interest rate marks associated with acquisition accounting adjustments, as accounted for under the contractual cash flow method of accounting. The fair value adjustment is accreted as an adjustment to yield over the estimated contractual lives of the loans. There is no allowance for loan losses established at the acquisition date for acquired performing loans. In accordance with GAAP, there was no carryover of previously established allowance for loan losses on acquired portfolios. A provision for loan losses is recorded for any credit deterioration in these acquired loans subsequent to the acquisition. The provision established for covered acquired impaired loans is offset by an adjustment to the FDIC loss share receivable to reflect the indemnified portion of the post-acquisition exposure.

The following tables detail activity within the allowance for loan losses, by portfolio segment, for the dates indicated:

	Three Months Ended September 30,
	2013				2012
		Consumer	Consumer			Consumer	Consumer
	Commercial	Real Estate	and Other	Total	Commercial	Real Estate	and Other	Total
(Amounts in thousands)
Allowance excluding acquired impaired
Beginning balance	$15,873	$6,658	$583	$23,114	$18,249	$7,272	$642	$26,163
Provision for loan losses charged to operations	1,551	(807)	1,366	2,110	436	1,289	191	1,916
Loans charged off	(1,503)	1,035	(1,487)	(1,955)	(1,184)	(1,126)	(303)	(2,613)
Recoveries credited to allowance	136	30	187	353	198	63	100	361

Net charge-offs	(1,367)	1,065	(1,300)	(1,602)	(986)	(1,063)	(203)	(2,252)

Ending balance	$16,057	$6,916	$649	$23,622	$17,699	$7,498	$630	$25,827

Acquired impaired allowance
Beginning balance	$8	$—	$—	$8	$8	$—	$—	$8
Acquired impaired provision	158	877	—	1,035	—	—	—	—
Benefit attributable to FDIC indemnificaton asset	(242)	(570)	—	(812)	—	—	—	—

Provision for loan losses charged to operations	(84)	307	—	223	—	—	—	—
Provision for loan losses recorded through the FDIC indemnificaton asset	242	570	—	812	—	—	—	—
Loans charged off	—	—	—	—	—	—	—	—
Recoveries credited to allowance	—	—	—	—	—	—	—	—

Net charge-offs	—	—	—	—	—	—	—	—

Ending balance	$166	$877	$—	$1,043	$8	$—	$—	$8

Total allowance for loan losses	$16,223	$7,793	$649	$24,665	$17,707	$7,498	$630	$25,835

	Nine Months Ended September 30,
	2013				2012
		Consumer	Consumer			Consumer	Consumer
	Commercial	Real Estate	and Other	Total	Commercial	Real Estate	and Other	Total
(Amounts in thousands)
Allowance excluding acquired impaired
Beginning balance	$17,259	$7,906	$597	$25,762	$17,551	$7,711	$742	$26,004
Provision for loan losses charged to operations	4,338	422	1,697	6,457	1,928	2,475	248	4,651
Loans charged off	(5,732)	(1,643)	(2,345)	(9,720)	(2,353)	(2,802)	(632)	(5,787)
Recoveries credited to allowance	192	231	700	1,123	573	114	272	959

Net charge-offs	(5,540)	(1,412)	(1,645)	(8,597)	(1,780)	(2,688)	(360)	(4,828)

Ending balance	$16,057	$6,916	$649	$23,622	$17,699	$7,498	$630	$25,827

Acquired impaired allowance
Beginning balance	$8	$—	$—	$8	$201	$—	$—	$201
Acquired impaired provision	158	877	—	1,035	(193)	—	—	(193)
Benefit attributable to FDIC indemnificaton asset	(242)	(570)	—	(812)	—	—	—	—

Provision for loan losses charged to operations	(84)	307	—	223	(193)	—	—	(193)
Provision for loan losses recorded through the FDIC indemnificaton asset	242	570	—	812	—	—	—	—
Loans charged off	—	—	—	—	—	—	—	—
Recoveries credited to allowance	—	—	—	—	—	—	—	—

Net charge-offs	—	—	—	—	—	—	—	—

Ending balance	$166	$877	$—	$1,043	$8	$—	$—	$8

Total allowance for loan losses	$16,223	$7,793	$649	$24,665	$17,707	$7,498	$630	$25,835

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

The following tables present the Company’s recorded investment in loans considered to be impaired, excluding purchased credit impaired loans, and related information on those loans for the periods indicated:

	September 30, 2013			December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$4,229	$6,376	$—	$2,916	$2,916	$—
Commercial and industrial	—	—	—	284	284	—
Multi-family residential	—	—	—	—	—	—
Single family non-owner occupied	289	317	—	383	684	—
Non-farm, non-residential	7,408	8,192	—	5,282	5,362	—
Agricultural	—	—	—	—	—	—
Farmland	659	668	—	—	—	—
Consumer real estate loans
Home equity lines	541	546	—	276	277	—
Single family owner occupied	2,448	2,751	—	277	383	—
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—	—

Total impaired loans with no allowance	15,574	18,850	—	9,418	9,906	—
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	459	459	347	—	—	—
Commercial and industrial	4,743	10,084	3,648	3,318	8,502	3,192
Multi-family residential	—	—	—	378	397	18
Single family non-owner occupied	313	365	38	2,411	2,460	996
Non-farm, non-residential	606	606	7	2,781	2,958	358
Agricultural	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Consumer real estate loans
Home equity lines	519	535	434	223	230	223
Single family owner occupied	4,930	5,092	782	4,673	4,903	806
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—	—	—

Total impaired loans with an allowance	11,570	17,141	5,256	13,784	19,450	5,593

Total impaired loans	$27,144	$35,991	$5,256	$23,202	$29,356	$5,593

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$6,375	$40	$5,133	$591
Commercial and industrial	—	—	834	16
Multi-family residential	—	—	24	5
Single family non-owner occupied	317	—	1,146	182
Non-farm, non-residential	8,194	—	7,739	630
Agricultural	—	—	—	—
Farmland	667	3	372	18
Consumer real estate loans
Home equity lines	546	—	518	66
Single family owner occupied	2,794	—	2,069	145
Owner occupied construction	—	—	20	5
Consumer and other loans
Consumer loans	—	—	4	—

Total impaired loans with no allowance	18,893	43	17,859	1,658
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	463	—	1,409	141
Commercial and industrial	5,328	11	4,009	11
Multi-family residential	—	—	126	7
Single family non-owner occupied	365	—	1,064	8
Non-farm, non-residential	606	—	1,791	52
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	535	9	329	14
Single family owner occupied	5,093	13	4,318	54
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	12,390	33	13,046	287

Total impaired loans	$31,283	$76	$30,905	$1,945

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$784	$—	$1,296	$—
Commercial and industrial	449	3	559	13
Multi-family residential	591	—	1,146	4
Single family non-owner occupied	954	4	524	29
Non-farm, non-residential	1,584	41	2,872	65
Agricultural	—	—	—	—
Farmland	372	—	508	—
Consumer real estate loans
Home equity lines	321	—	592	20
Single family owner occupied	4,456	38	5,727	113
Owner occupied construction	—	—	1	—
Consumer and other loans
Consumer loans	—	—	26	—

Total impaired loans with no allowance	9,511	86	13,251	244
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	55	—	55	1
Commercial and industrial	3,600	—	3,662	163
Multi-family residential	193	—	1,309	—
Single family non-owner occupied	2,066	—	619	57
Non-farm, non-residential	6,454	90	5,802	291
Agricultural	—	—	—	—
Farmland	372	—	372	—
Consumer real estate loans
Home equity lines	125	—	83	—
Single family owner occupied	3,355	15	4,827	66
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with an allowance	16,220	105	16,729	578

Total impaired loans	$25,731	$191	$29,980	$822

The following tables detail the Company’s recorded investment in loans, excluding purchased credit impaired loans, related to each segment in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology at September 30, 2013, and December 31, 2012.

	September 30, 2013
	Non-acquired	Allowance	Loans	Allowance
	Loans Individually	for Loans	Collectively	for Loans
	Evaluated for	Individually	Evaluated for	Collectively
(Amounts in thousands)	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction, development, and other land	$4,688	$347	$61,896	$1,476
Commercial and industrial	4,743	3,648	93,951	1,462
Multi-family residential	—	—	57,555	1,008
Single family non-owner occupied	602	38	133,191	3,363
Non-farm, non-residential	8,014	7	461,592	4,399
Agricultural	—	—	2,450	19
Farmland	659	—	32,137	290

Total commercial loans	18,706	4,040	842,772	12,017
Consumer real estate loans
Home equity lines	1,060	434	135,868	1,267
Single family owner occupied	7,378	782	498,208	4,230
Owner occupied construction	—	—	25,813	203

Total consumer real estate loans	8,438	1,216	659,889	5,700
Consumer and other loans
Consumer loans	—	—	71,751	649
Other	—	—	4,708	—

Total consumer and other loans	—	—	76,459	649

Total loans	$27,144	$5,256	$1,579,120	$18,366

	December 31, 2012
	Non-acquired	Allowance	Loans	Allowance
	Loans Individually	for Loans	Collectively	for Loans
	Evaluated for	Individually	Evaluated for	Collectively
(Amounts in thousands)	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction, development, and other land	$2,916	$—	$55,369	$1,214
Commercial and industrial	3,602	3,192	88,811	1,159
Multi-family residential	378	18	67,278	1,612
Single family non-owner occupied	2,794	996	134,323	3,371
Non-farm, non-residential	8,063	358	451,240	4,901
Agricultural	—	—	1,852	22
Farmland	—	—	34,779	416

Total commercial loans	17,753	4,564	833,652	12,695
Consumer real estate loans
Home equity lines	499	223	141,684	1,351
Single family owner occupied	4,950	806	483,553	5,189
Owner occupied construction	—	—	16,768	337

Total consumer real estate loans	5,449	1,029	642,005	6,877
Consumer and other loans
Consumer loans	—	—	81,037	597
Other	—	—	5,666	—

Total consumer and other loans	—	—	86,703	597

Total loans	$23,202	$5,593	$1,562,360	$20,169

The Company aggregates purchased credit impaired loans into the following loan pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. During the quarterly cash flow analysis, four of the Company’s seven purchased credit impaired loan pools were deemed impaired. The pools had a combined recorded investment of $23.45 million, a current unpaid principal balance of $36.30 million, and cumulative impairment of $1.04 million at September 30, 2013. For the three months ended September 30, 2013, the Company had an average recorded investment of $23.54 million and recognized interest income of $721 thousand in connection with impaired loan pools. For the nine months ended September 30, 2013, the Company had an average recorded investment of $15.80 million and recognized interest income of $839 thousand in connection with impaired loan pools.

The following table details the Company’s recorded investment in purchased credit impaired loans and the allowance for loan losses by loan pool at September 30, 2013, and December 31, 2012.

	September 30, 2013		December 31, 2012
	Acquired	Allowance	Acquired	Allowance
	Impaired Loans	for Acquired	Impaired Loans	for Acquired
	Evaluated for	Impaired Loans	Evaluated for	Impaired Loans
(Amounts in thousands)	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Waccamaw commercial	$22,299	$—	$40,688	$—
Waccamaw lines of credit	4,077	158	10,009	—
Peoples commercial	9,331	—	23,670	—
Other	2,015	8	2,340	8

Total commercial loans	37,722	166	76,707	8
Consumer real estate loans
Waccamaw serviced home equity lines	44,407	443	50,343	—
Waccamaw residential	5,631	270	8,974	—
Peoples residential	2,630	164	3,237	—

Total consumer real estate loans	52,668	877	62,554	—
Consumer and other loans
Waccamaw consumer	43	—	101	—

Total loans	$90,433	$1,043	$139,362	$8

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

The following tables present the Company’s investment in loans held for investment by internal credit grade indicator at September 30, 2013, and December 31, 2012. Purchased credit impaired loan pools have been disaggregated in the following tables for disclosure purposes. Non-covered special mention and substandard loans declined between December 31, 2012, and September 30, 2013, due primarily to loan work-out activity across the portfolio coupled with continued credit improvement in the Peoples’ acquired loan portfolio.

	September 30, 2013
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$46,431	$1,371	$7,007	$982	$—	$55,791
Commercial and industrial	87,129	1,338	3,550	3,955	—	95,972
Multi-family residential	53,093	2,262	724	—	—	56,079
Single family non-owner occupied	118,079	4,455	9,579	140	—	132,253
Non-farm, non-residential	417,892	15,729	21,253	373	—	455,247
Agricultural	2,252	11	11	—	—	2,274
Farmland	26,974	1,695	3,216	—	—	31,885
Consumer real estate loans
Home equity lines	104,582	1,384	3,125	520	—	109,611
Single family owner occupied	455,194	8,018	29,212	—	—	492,424
Owner occupied construction	25,349	—	—	—	—	25,349
Consumer and other loans
Consumer loans	70,313	898	465	3	—	71,679
Other	4,696	2	10	—	—	4,708

Total non-covered loans	$1,411,984	$37,163	$78,152	$5,973	$—	$1,533,272

	September 30, 2013
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction, development, and other land	$10,183	$1,292	$6,423	$81	$—	$17,979
Commercial and industrial	3,299	400	218	34	—	3,951
Multi-family residential	1,476	—	527	—	—	2,003
Single family non-owner occupied	4,471	1,645	2,007	19	—	8,142
Non-farm, non-residential	15,536	4,835	17,340	40	—	37,751
Agricultural	176	—	—	—	—	176
Farmland	676	—	338	—	—	1,014
Consumer real estate loans
Home equity lines	15,378	10,690	45,632	24	—	71,724
Single family owner occupied	12,489	82	6,560	122	—	19,253
Owner occupied construction	203	19	1,084	—	—	1,306
Consumer and other loans
Consumer loans	126	—	—	—	—	126
Other	—	—	—	—	—	—

Total covered loans	$64,013	$18,963	$80,129	$320	$—	$163,425

	December 31, 2012
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$41,850	$1,497	$13,546	$541	$—	$57,434
Commercial and industrial	77,573	2,506	4,821	3,838	—	88,738
Multi-family residential	60,161	4,043	1,490	—	—	65,694
Single family non-owner occupied	112,562	5,938	16,092	1,320	—	135,912
Non-farm, non-residential	399,907	15,975	32,808	120	—	448,810
Agricultural	1,657	19	33	—	—	1,709
Farmland	28,887	2,262	3,421	—	—	34,570
Consumer real estate loans
Home equity lines	104,750	2,739	3,592	—	—	111,081
Single family owner occupied	436,587	9,599	27,319	—	42	473,547
Owner occupied construction	15,841	382	—	—	—	16,223
Consumer and other loans
Consumer loans	76,787	867	501	8	—	78,163
Other	5,657	8	1	—	—	5,666

Total non-covered loans	$1,362,219	$45,835	$103,624	$5,827	$42	$1,517,547

	December 31, 2012
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Covered loans
Commercial loans
Construction, development, and other land	$6,463	$2,120	$17,834	$178	$—	$26,595
Commercial and industrial	6,225	445	197	81	—	6,948
Multi-family residential	1,962	—	649	—	—	2,611
Single family non-owner occupied	6,065	2,223	3,015	125	—	11,428
Non-farm, non-residential	23,855	5,477	19,189	44	—	48,565
Agricultural	143	—	1	—	—	144
Farmland	935	—	156	—	—	1,091
Consumer real estate loans
Home equity lines	16,323	11,981	53,116	25	—	81,445
Single family owner occupied	16,011	927	5,786	237	—	22,961
Owner occupied construction	484	—	1,160	—	—	1,644
Consumer and other loans
Consumer loans	2,987	562	125	—	—	3,674
Other	—	—	—	—	—	—

Total covered loans	$81,453	$23,735	$101,228	$690	$—	$207,106

Nonaccrual loans, presented by loan class, consisted of the following at September 30, 2013, and December 31, 2012. Loans acquired with credit deterioration through business combinations, for which a discount exists, are generally not considered to be nonaccrual as a result of the accretion of the discount which is based on the expected cash flows of the loans.

	September 30, 2013			December 31, 2012
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$5,065	$619	$5,684	$405	$1,990	$2,395
Commercial and industrial	5,058	103	5,161	3,912	35	3,947
Multi-family residential	—	—	—	378	—	378
Single family non-owner occupied	2,216	119	2,335	7,071	21	7,092
Non-farm, non-residential	5,268	318	5,586	5,938	951	6,889
Agricultural	—	—	—	2	—	2
Farmland	437	304	741	—	—	—
Consumer real estate loans
Home equity lines	1,417	276	1,693	872	436	1,308
Single family owner occupied	6,706	1,599	8,305	5,219	831	6,050
Owner occupied construction	—	241	241	—	59	59
Consumer and other loans
Consumer loans	222	—	222	126	—	126
Other	—	—	—	—	—	—

Total	26,389	3,579	29,968	23,923	4,323	28,246
Acquired impaired loans	8	—	8	8	—	8

Total nonaccrual loans	$26,397	$3,579	$29,976	$23,931	$4,323	$28,254

The following tables present the aging of past due loans, by loan class, at September 30, 2013, and December 31, 2012. Nonaccrual loans, excluding those 0 to 29 days past due, are included in the applicable delinquency category. There were no non-covered accruing loans contractually past due 90 days or more at September 30, 2013, and December 31, 2012. There were no covered accruing loans contractually past due 90 days or more at December 31, 2012, and $82 thousand at September 30, 2013. Acquired loans that are past due continue to accrue interest through the accretable yield under the accretion method of accounting and therefore are not considered to be nonaccrual. Purchased credit impaired loan pools have been disaggregated in the following tables for disclosure purposes.

	September 30, 2013
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$130	$156	$4,929	$5,215	$50,576	$55,791
Commercial and industrial	438	142	1,221	1,801	94,171	95,972
Multi-family residential	100	—	—	100	55,979	56,079
Single family non-owner occupied	959	268	1,129	2,356	129,897	132,253
Non-farm, non-residential	1,524	231	4,332	6,087	449,160	455,247
Agricultural	—	—	—	—	2,274	2,274
Farmland	—	—	437	437	31,448	31,885
Consumer real estate loans
Home equity lines	433	101	847	1,381	108,230	109,611
Single family owner occupied	3,512	713	1,998	6,223	486,201	492,424
Owner occupied construction	79	—	—	79	25,270	25,349
Consumer and other loans
Consumer loans	472	89	158	719	70,960	71,679
Other	—	—	—	—	4,708	4,708

Total non-covered loans	$7,647	$1,700	$15,051	$24,398	$1,508,874	$1,533,272

	September 30, 2013
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Covered loans
Commercial loans
Construction, development, and other land	$34	$59	$159	$252	$17,727	$17,979
Commercial and industrial	30	58	37	125	3,826	3,951
Multi-family residential	—	—	—	—	2,003	2,003
Single family non-owner occupied	72	—	119	191	7,951	8,142
Non-farm, non-residential	144	—	267	411	37,340	37,751
Agricultural	—	—	—	—	176	176
Farmland	—	—	304	304	710	1,014
Consumer real estate loans
Home equity lines	400	10	165	575	71,149	71,724
Single family owner occupied	390	—	1,352	1,742	17,511	19,253
Owner occupied construction	121	19	120	260	1,046	1,306
Consumer and other loans
Consumer loans	—	—	—	—	126	126
Other	—	—	—	—	—	—

Total covered loans	$1,191	$146	$2,523	$3,860	$159,565	$163,425

	December 31, 2012
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$344	$—	$188	$532	$56,902	$57,434
Commercial and industrial	387	84	1,432	1,903	86,835	88,738
Multi-family residential	624	—	—	624	65,070	65,694
Single family non-owner occupied	1,841	1,348	3,715	6,904	129,008	135,912
Non-farm, non-residential	2,702	936	3,621	7,259	441,551	448,810
Agricultural	—	—	—	—	1,709	1,709
Farmland	216	196	—	412	34,158	34,570
Consumer real estate loans
Home equity lines	315	93	495	903	110,178	111,081
Single family owner occupied	6,564	1,176	1,644	9,384	464,163	473,547
Owner occupied construction	382	—	—	382	15,841	16,223
Consumer and other loans
Consumer loans	715	73	47	835	77,328	78,163
Other	—	—	—	—	5,666	5,666

Total non-covered loans	$14,090	$3,906	$11,142	$29,138	$1,488,409	$1,517,547

	December 31, 2012
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Covered loans
Commercial loans
Construction, development, and other land	$252	$161	$1,121	$1,534	$25,061	$26,595
Commercial and industrial	45	—	—	45	6,903	6,948
Multi-family residential	—	—	—	—	2,611	2,611
Single family non-owner occupied	8	—	21	29	11,399	11,428
Non-farm, non-residential	501	—	927	1,428	47,137	48,565
Agricultural	—	—	—	—	144	144
Farmland	6	—	—	6	1,085	1,091
Consumer real estate loans
Home equity lines	217	112	204	533	80,912	81,445
Single family owner occupied	413	135	475	1,023	21,938	22,961
Owner occupied construction	—	—	59	59	1,585	1,644
Consumer and other loans
Consumer loans	—	—	—	—	3,674	3,674
Other	—	—	—	—	—	—

Total covered loans	$1,442	$408	$2,807	$4,657	$202,449	$207,106

The Company’s troubled debt restructurings (“TDRs”) totaled $11.92 million at September 30, 2013, and $12.05 million at December 31, 2012, which are reported net of those on nonaccrual status of $2.66 million and $3.83 million, respectively. Accruing nonperforming TDRs amounted to $2.23 million, or 18.69% of total accruing TDRs at September 30, 2013, and $6.01 million, or 49.88% of total TDRs at December 31, 2012. The allowance for loan losses included reserves related to TDRs of $1.69 million and $1.87 million at September 30, 2013, and December 31, 2012, respectively. Interest income recognized on TDRs for the three and nine months ended September 30, 2013, totaled $183 thousand and $422 thousand, respectively. Interest income recognized on TDRs for the three and nine months ended September 30, 2012, totaled $62 thousand and $237 thousand, respectively. There were no covered loans recorded as TDRs at September 30, 2013. A loan acquired with credit deterioration through a business combination, for which a discount exists, is generally not considered a TDR as long as the loan remains in the loan pool.

When restructuring loans for borrowers experiencing financial difficulty, the Company may make concessions in interest rates, loan terms and/or amortization terms. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs.

The following tables detail loans modified as TDRs that were restructured during the three and nine months ended September 30, 2013 and 2012 by type of concession made and loan class. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended September 30,
	2013			2012
	Total	Pre-Modification	Post-Modification	Total	Pre-Modification	Post-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Recorded Investment	Contracts	Recorded Investment	Recorded Investment
Below market interest rate
Single family owner occupied	1	$359	$326	—	$—	$—
Below market interest rate and extended payment term
Single family owner occupied	2	642	600	—	—	—

Total	3	$1,001	$926	—	$—	$—

	Nine Months Ended September 30,
	2013			2012
	Total	Pre-Modification	Post-Modification	Total	Pre-Modification	Post-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Recorded Investment	Contracts	Recorded Investment	Recorded Investment
Below market interest rate
Single family owner occupied	1	$359	$326	—	$—	$—
Extended payment term
Single family owner occupied	—	—	—	1	$351	$319
Below market interest rate and extended payment term
Single family owner occupied	2	642	600	—	—	—

Total	3	$1,001	$926	1	$351	$319

The following tables detail loans modified as TDRs that were restructured within the previous 12 months for which there was a payment default during the three and nine months ended September 30, 2013 and 2012 by loan class.

	Three Months Ended September 30,
	2013		2012
	Total	Recorded	Total	Recorded
	Contracts	Investment	Contracts	Investment
(Amounts in thousands)
Non-farm, non-residential	1	$978	—	$—

Total	1	$978	—	$—

	Nine Months Ended September 30,
	2013		2012
	Total	Recorded	Total	Recorded
	Contracts	Investment	Contracts	Investment
(Amounts in thousands)
Non-farm, non-residential	1	$978	—	$—

Total	1	$978	—	$—

Note 5. FDIC Indemnification Asset

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank. The FDIC indemnification asset is measured separately from the related covered asset, as it is not contractually embedded in the assets and is not transferable with the assets should the Company choose to dispose of them. Fair value was estimated at the acquisition date using projected cash flows related to the loss share agreements based on the expected reimbursements for losses and the applicable loss share percentages. Under the loss share agreements, the FDIC has agreed to cover 80% of most loan and foreclosed real estate losses. These expected reimbursements do not include reimbursable amounts related to future covered expenditures. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC. The Company will offset any recorded provision for loan losses related to acquired covered loans by recording an increase in the FDIC indemnification asset by the increase in expected cash flows, which is the result of a decrease in expected cash flows of acquired loans. An increase in cash flows on acquired loans results in a decrease in cash flows on the FDIC indemnification asset, which is recognized in the future as amortization through noninterest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans. The Company incurs expenses related to the assets indemnified by the FDIC, and pursuant to the loss share agreements certain costs are reimbursable by the FDIC and are included in monthly and quarterly claims made by the Company. The estimates of reimbursements are netted against these covered expenses in the income statement.

The following table presents changes in the receivable from the FDIC for the periods indicated:

	2013	2012
(Amounts in thousands)
Beginning balance, January 1	$48,149	$—
FDIC loss share receivable recorded for Waccamaw	—	49,821
Increase in estimated losses on covered loans	812	—
Increase in estimated losses on covered OREO	3,752	575
Reimbursable expenses from the FDIC	818	79
Net (amortization) accretion	(4,290)	131
Reimbursements from the FDIC	(12,139)	—

Ending balance, September 30	$37,102	$50,606

Note 6. Deposits

The following table summarizes interest-bearing deposits by type for the periods indicated:

	September 30, 2013	December 31, 2012
(Amounts in thousands)
Interest-bearing demand deposits	$374,546	$353,321
Money market deposits	247,039	237,257
Savings deposits	280,848	263,019
Individual retirement accounts	120,674	126,658
Certificates of deposit	619,507	706,568

Total	$1,642,614	$1,686,823

Note 7. Borrowings

The following table summarizes borrowings by type for the periods indicated:

	September 30, 2013	December 31, 2012
(Amounts in thousands)
Securities sold under agreements to repurchase	$114,647	$136,118
FHLB borrowings	150,000	161,558
Subordinated debt	15,464	15,464
Other debt	375	413

Total	$280,486	$313,553

Securities sold under agreements to repurchase consisted of retail overnight and term repurchase agreements of $64.65 million at September 30, 2013, and $77.92 million at December 31, 2012, and wholesale repurchase agreements of $50.00 million at September 30, 2013, and $58.20 million at December 31, 2012. During the first quarter of 2013, the Company prepaid wholesale repurchase agreements totaling $8.15 million that resulted in a $79 thousand gain. The weighted average rate of wholesale repurchase agreements was 3.71% at September 30, 2013, and 3.34% at December 31, 2012. Securities sold under agreements to repurchase are collateralized with agency MBS and municipal securities.

FHLB borrowings included convertible and callable advances totaling $150.00 million at September 30, 2013, and $155.28 million at December 31, 2012, and fixed rate credit of $6.27 million at December 31, 2012. During the first quarter of 2013, the Company prepaid FHLB borrowings totaling $11.47 million that resulted in a $217 thousand gain. The callable advances may be redeemed at quarterly intervals. These call options may substantially shorten the lives of these instruments. If these advances are called, the debt may be paid in full or converted to another FHLB credit product. Prepayment of the advances may result in substantial penalties based upon the differential between contractual note rates and current advance rates for similar maturities. The weighted average rate of FHLB borrowings was 4.12% at September 30, 2013, and 3.86% at December 31, 2012. Advances from the FHLB were secured by qualifying loans of $1.10 billion at September 30, 2013, and $998.14 million at December 31, 2012. At September 30, 2013, unused borrowing capacity with the FHLB totaled $325.72 million.

At September 30, 2013, the FHLB borrowings had approximate contractual maturities between three and eight years. The scheduled maturities of the advances are as follows:

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

Note 8. Defined Benefit Plans

The Company maintains a Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The following sets forth the components of the net periodic pension cost of the Company’s domestic non-contributory, non-qualified defined SERP for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Amounts in thousands)
Service cost	$33	$38	$101	$115
Interest cost	62	51	185	152
Amortization of losses	13	12	37	34
Amortization of prior service cost	46	33	140	100

Net periodic cost	$154	$134	$463	$401

The Company maintains a Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for its non-management directors. The following sets forth the components of the net periodic pension cost of the Company’s domestic non-contributory, non-qualified Directors’ Plan for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
(Amounts in thousands)
Service cost	$7	$7	$20	$20
Interest cost	10	10	31	30
Amortization of prior service cost	22	22	67	67

Net periodic cost	$39	$39	$118	$117

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

The following table presents the aggregate contractual or notional amounts of derivative financial instruments as of the dates indicated:

(Amounts in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Derivatives not designated as hedges
IRLCs	$1,094	$14,841	$14,747

The following table presents the fair value of derivative financial instruments as of the dates indicated:

	September 30, 2013		December 31, 2012		September 30, 2012
	Balance Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
(Amounts in thousands)	Location	Value	Location	Value	Location	Value
Asset derivatives
Derivatives not designated as hedges
IRLCs	Other assets	$19	Other assets	$144	Other assets	$301

Total		$19		$144		$301

Liability derivatives
Derivatives not designated as hedges
IRLCs	Other liabilities	$19	Other liabilities	$16	Other liabilities	$2

Total		$19		$16		$2

Effect of Derivatives and Hedging Activities on the Income Statement. For the three and nine months ended September 30, 2013 and 2012, the Company determined there was no amount of ineffectiveness on cash flow hedges. The following table details gains and losses recognized in income on derivatives for the dates indicated:

		Three Months Ended		Nine Months Ended
	Income Statement Location	September 30,		September 30,
(Amounts in thousands)		2013	2012	2013	2012
Derivatives not designated as hedges
IRLCs	Other income	$307	$94	$(128)	$170

Total		$307	$94	$(128)	$170

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

Securities are classified as Level 2 within the valuation hierarchy when the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Level 2 inputs are used to value U.S. government agency securities, single issue trust preferred securities, corporate securities, MBS, and certain equity securities that are not actively traded.

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

Recurring and Nonrecurring Fair Value

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis segregated by the level of the valuation inputs within the fair value hierarchy for the periods indicated:

	September 30, 2013
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,266	$—	$9,266	$—
Municipal securities	151,802	—	151,802	—
Single issue trust preferred securities	45,939	—	45,939	—
Corporate securities	4,933	—	4,933	—
Agency MBS	318,265	—	318,265	—
Non-Agency Alt-A residential MBS	10,023	—	10,023	—
Equity securities	5,448	449	4,999	—

Total available-for-sale securities	$545,676	$449	$545,227	$—

Deferred compensation assets	$3,990	$3,990	$—	$—

Derivatives
Interest rate lock commitments	$19	$—	$19	$—

Deferred compensation liabilities	$3,990	$3,990	$—	$—

Derivative liabilities
Interest rate lock commitments	$19	$—	$19	$—

	December 31, 2012
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$159,217	$—	$159,217	$—
Single issue trust preferred securities	44,646	—	44,646	—
Agency MBS	315,897	—	315,897	—
Non-Agency Alt-A residential MBS	11,067	—	11,067	—
Equity securities	3,531	3,511	20	—

Total available-for-sale securities	$534,358	$3,511	$530,847	$—

Deferred compensation assets	$3,625	$3,625	$—	$—

Derivatives
Interest rate lock commitments	$144	$—	$144	$—

Deferred compensation liabilities	$3,625	$3,625	$—	$—

Derivative liabilities
Interest rate lock commitments	$16	$—	$16	$—

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

	September 30, 2013
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$6,315	—	—	$6,315
OREO not covered by loss share agreements	4,740	—	—	4,740
OREO covered by loss share agreements	6,672	—	—	6,672

There were no transfers between valuation levels for any asset during the three months ended September 30, 2013 or 2012. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

	Fair Value at	Valuation	Unobservable	Range
	September 30, 2013	Technique	Input	(Weighted Average)
(Amounts in thousands)
Impaired loans	$6,315	Discounted appraisals (1)	Appraisal adjustments (2)	1% to 100% (18%)
OREO not covered by loss share agreements	4,740	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 88% (34%)
OREO covered by loss share agreements	6,672	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 63% (37%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables summarize the carrying amount and fair value of the Company’s financial instruments for the dates indicated:

	September 30, 2013
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$92,575	$92,575	$92,575	$—	$—
Available-for-sale securities	545,676	545,676	5,430	540,246	—
Held-to-maturity securities	567	572	—	572	—
Loans held for sale	825	857	—	857	—
Loans held for investment less allowance	1,672,032	1,651,746	—	—	1,651,746
FDIC indemnification asset	37,102	37,102	—	—	37,102
Accrued interest receivable	7,336	7,336	—	7,336	—
Derivative financial assets	19	19	—	19	—
Deferred compensation assets	3,990	3,990	3,990	—	—
Liabilities
Demand deposits	$353,951	$353,951	$—	$353,951	$—
Interest-bearing demand deposits	374,546	374,546	—	374,546	—
Savings deposits	527,887	527,887	—	527,887	—
Time deposits	740,181	744,486	—	744,486	—
Securities sold under agreements to repurchase	114,647	117,732	—	117,732	—
Accrued interest payable	2,215	2,215	—	2,215	—
FHLB and other indebtedness	165,839	179,559	—	179,559	—
Derivative financial liabilities	19	19	—	19	—
Deferred compensation liabilities	3,990	3,990	3,990	—	—

	December 31, 2012
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$144,847	$144,847	$144,847	$—	$—
Available-for-sale securities	534,358	534,358	3,511	530,847	—
Held-to-maturity securities	816	832	—	832	—
Loans held for sale	6,672	6,774	—	6,774	—
Loans held for investment less allowance	1,698,883	1,702,128	—	—	1,702,128
FDIC receivable under loss share agreements	48,149	48,149	—	—	48,149
Accrued interest receivable	7,842	7,842	—	7,842	—
Derivative financial assets	144	144	—	144	—
Deferred compensation assets	3,625	3,625	3,625	—	—
Liabilities
Demand deposits	$343,352	$343,352	$—	$343,352	$—
Interest-bearing demand deposits	353,321	353,321	—	353,321	—
Savings deposits	500,276	500,276	—	500,276	—
Time deposits	833,226	842,331	—	842,331	—
Securities sold under agreements to repurchase	136,118	142,417	—	142,417	—
Accrued interest payable	2,481	2,481	—	2,481	—
FHLB and other indebtedness	177,435	200,418	—	200,418	—
Derivative financial liabilities	16	16	—	16	—
Deferred compensation liabilities	3,625	3,625	3,625	—	—

Note 11. Accumulated Other Comprehensive Income

The following table presents the changes in the Company’s accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

	Unrealized Gains (Losses) on	Defined Benefit
(Amounts in thousands)	Available-for-Sale Securities	Pension Plan Items	Total
Three months ended September 30, 2013
Beginning balance	$(10,317)	$(1,761)	$(12,078)
Other comprehensive (loss) gain before reclassifications	(773)	79	(694)
Amounts reclassified from AOCI	(24)	51	27

Net comprehensive loss	(797)	130	(667)

Ending balance	$(11,114)	$(1,631)	$(12,745)

Nine months ended September 30, 2013
Beginning balance	$(283)	$(1,542)	$(1,825)
Other comprehensive loss before reclassifications	(10,951)	(242)	(11,193)
Amounts reclassified from AOCI	120	153	273

Net comprehensive loss	(10,831)	(89)	(10,920)

Ending balance	$(11,114)	$(1,631)	$(12,745)

The following table presents reclassifications out of the Company’s AOCI for the periods indicated:

			Affected Line Item in the Statement
Details about AOCI Components	Amount Reclassified from AOCI		Where Net Income is Presented
	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2013	September 30, 2013
Available-for-sale securities
	$(39)	$191	Net (loss) gain on sale of securities
	—	—	Net impairment losses recognized in earnings

	(39)	191	Total before tax
	(15)	71	Income tax (benefit) expense

	(24)	120	Total net of tax

Defined benefit pension plan items
Amortization of prior service costs	69	208	See Note 1 below
Amortization of net losses	13	37	See Note 1 below

	82	245	Total before tax
	31	92	Income tax expense

	51	153	Total net of tax

Total reclassifications	$27	$273	Total net of tax

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

Commitments and Contingencies

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the balance sheet. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral may include accounts receivable, inventory, plant and equipment, and income producing commercial real estate. Commitments to extend credit, including availability on lines of credit, totaled $209.00 million at September 30, 2013, and $215.77 million at December 31, 2012. Additionally, the Company had gross notional amounts of outstanding commitments related to secondary market mortgage loans of $1.09 million at September 30, 2013, and $14.84 million at December 31, 2012.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding. Standby letters of credit and financial guarantees totaled $1.77 million at September 30, 2013, and $6.81 million at December 31, 2012. The Company maintained a reserve for unfunded lending commitments of $326 thousand at September 30, 2013, and December 31, 2012.

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

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information that will enhance understanding of our Company’s financial condition, changes in financial condition, and results of operations. This MD&A contains forward-looking statements and should be read in conjunction with our 2012 Annual Report on Form 10-K (the “2012 Form 10-K”) and the other financial information included in this report.

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

We caution that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we filed with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect change. All forward-looking statements attributable to our Company are expressly qualified by these cautionary statements. These factors and other risks and uncertainties are discussed in Part II, Item 1A, “Risk Factors,” herein and Part I, Item 1A, “Risk Factors,” of our 2012 Form 10-K.

Company Overview

Our Company is a financial holding company headquartered in Bluefield, Virginia. We operate through our community bank subsidiary, First Community Bank (the “Bank”), which provides financial, trust, and investment advisory services to individuals and commercial customers through seventy-two locations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. Our Company is also the parent company of Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, a full-service insurance agency offering commercial and personal lines of insurance through seven locations in Virginia, West Virginia, and North Carolina. The Bank offers wealth management services and investment advice through its Trust Division and First Community Wealth Management, a registered investment advisory firm, with $891 million in combined assets under management as of September 30, 2013. These assets are not assets of our Company, but are managed under various fee-based arrangements as fiduciary or agent. We reported total assets of $2.65 billion as of September 30, 2013. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

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

Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (the “Mortgage Reform Act”), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators. In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts, or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive, or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure that responsible, affordable mortgage credit remains available to consumers. The Dodd-Frank Act also contains laws affecting the securitization of mortgages, and other assets, with requirements for risk retention by securitizers and requirements for regulating credit rating agencies. Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on our Company, our customers, or the general financial industry. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase costs associated with deposits, as well as place limitations on certain revenues those deposits may generate.

Results Of Operations

Overview

The following list includes highlights regarding our Company and operations during the third quarter and first nine months of 2013:

•	The Company repurchased 204,388 shares during the third quarter and 335,192 shares during the first nine months of 2013.

•	The non-covered loan portfolio increased $15.73 million compared to year end 2012.

•	Specific reserves within the allowance for loan losses decreased $329 thousand, or 5.88%, compared to year end 2012 as a result of resolution activity on non-performing loans.

•	Non-covered nonperforming loans as a percentage of total non-covered loans decreased 10 basis points to 1.87% compared with year end 2012.

Net Income

Net income decreased $4.65 million, or 46.20%, to $5.41 million for the third quarter of 2013 compared with $10.06 million for the third quarter of 2012. Net income available to common shareholders decreased $4.69 million, or 47.65%, to $5.15 million for the third quarter of 2013 compared with $9.84 million for the third quarter of 2012. The decrease was largely attributed to the reduction in loans outstanding, a decrease in loan interest accretion stemming from the Peoples Bank of Virginia (“Peoples”) and Waccamaw Bank (“Waccamaw”) acquisitions, an increase in FDIC indemnification asset amortization, a one-time contractual severance payment, and a $2.39 million out-of-period adjustment recorded during the third quarter of 2012 to correct the overstatement of charge-offs and corresponding understatement of pre-tax income in prior years. Basic and diluted earnings per common share for the third quarter of 2013 were $0.26 compared to basic and diluted earnings per common share for the third quarter of 2012 of $0.49 and $0.47, respectively.

Net income decreased $2.15 million, or 10.68%, to $17.99 million for the first nine months of 2013 compared with $20.14 million for the first nine months of 2012. Net income available to common shareholders decreased $2.14 million, or 11.04%, to $17.22 million for the first nine months of 2013 compared with $19.35 million for the first nine months of 2012. The decrease was largely attributed to an increase in FDIC indemnification asset amortization, a one-time contractual severance payment, and the out-of-period adjustment recorded during the third quarter of 2012. Basic and diluted earnings per common share for the first nine months of 2013 were $0.86 and $0.85, respectively, compared to basic and diluted earnings per common share for the first nine months of 2012 of $1.03 and $1.00, respectively.

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

Net interest income, the largest contributor to earnings, decreased $4.13 million, or 15.62%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. Tax equivalent net interest income decreased $4.12 million, or 15.19%, for the third quarter of 2013 compared with the same quarter of 2012. The decrease in tax equivalent net interest income was primarily due to the reduction in balance and yield on average earning assets from the Peoples and Waccamaw acquisitions.

Average earning assets decreased $120.66 million and average interest-bearing liabilities decreased $141.69 million for the quarter ended September 30, 2013, compared with the same quarter of 2012. The yield on average earning assets decreased 57 basis points for the third quarter of 2013 compared with the same quarter of 2012. The average rate paid on interest-bearing liabilities decreased 8 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 49 basis points lower for the third quarter of 2013 compared with the same quarter of 2012. Our net interest margin decreased 49 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012.

The tax equivalent yield on loans decreased 79 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012. Tax equivalent loan interest income decreased $4.83 million, or 17.06%, for the third quarter of 2013 compared with the same quarter of 2012. Interest on loans includes accretion from the Peoples and Waccamaw acquisitions of $3.47 million for the third quarter of 2013 compared to $4.71 million for the same quarter of 2012, of which $1.74 million and $2.14 million, respectively, was actual cash received. Tax equivalent net interest margin, excluding non-cash loan interest accretion, decreased 37 basis points to 3.69% for the quarter ended September 30, 2013, compared with 4.06% for the same quarter of 2012. The tax equivalent yield on loans, excluding non-cash loan interest accretion, decreased 63 basis points to 5.09% for the quarter ended September 30, 2013, compared with 5.72% for the same quarter of 2012. We expect the purchase accounting interest accretion to continue to decline in future periods based on acquired portfolio attrition.

The tax equivalent yield on available-for-sale securities decreased 10 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012. This decrease was primarily due to the reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks increased 8 basis points for the third quarter of 2013 compared with the same quarter of 2012. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $27.25 million, or 8.13%, and the average rate paid on those deposits remained constant at 0.06% for the third quarter of 2013 compared with the same quarter of 2012. The average balance of savings deposits increased $20.12 million, or 4.02%, and the average rate paid on those deposits decreased 3 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012. The average balance of time deposits decreased $140.35 million, or 15.63%, and the average rate paid on those deposits decreased 4 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012. The average balance of noninterest-bearing demand deposits increased $45.68 million, or 15.05%, for the third quarter of 2013 compared with the same quarter of 2012.

The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, decreased $23.10 million, or 26.11%, and the average rate paid on those funds decreased 33 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012. The average balance of wholesale repurchase agreements decreased $8.12 million, or 14.08%, and the average rate paid on those funds increased 3 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012. The average balance of FHLB and other borrowings decreased $17.41 million, or 9.50%, and the average rate paid on those funds increased 18 basis points for the quarter ended September 30, 2013, compared with the same quarter of 2012. The changes in the average balances and costs of wholesale repurchase agreements and FHLB advances were due to the payoff of borrowings acquired in the Waccamaw acquisition during the first quarter of 2013.

Net Interest Income – Year-to-Date Comparison (See Table II)

Net interest income increased $4.63 million, or 7.24%, for the nine months ended September 30, 2013, compared with the same period of 2012. Tax equivalent net interest income increased $4.62 million, or 7.00%, for the first nine months of 2013 compared with the same period of 2012. The increase in tax equivalent net interest income was primarily due to the growth in average earning assets from the Peoples and Waccamaw acquisitions and reductions in the rates paid on interest-bearing deposits from the sustained low interest rate environment.

Average earning assets increased $187.20 million and average interest-bearing liabilities increased $149.19 million for the nine months ended September 30, 2013, compared with the same period of 2012. The yield on average earning assets decreased 19 basis points for the first nine months of 2013 compared with the same period of 2012. The average rate paid on interest-bearing liabilities decreased 14 basis points for the nine months ended September 30, 2013, compared with the same period of 2012. Average balances and interest yield/rate changes for earning assets and interest-bearing liabilities resulted in a net interest rate spread that was 5 basis points lower for the first nine months of 2013 compared with the same period of 2012. Our net interest margin decreased 6 basis points for the nine months ended September 30, 2013, compared with the same period of 2012.

The tax equivalent yield on loans decreased 13 basis points for the nine months ended September 30, 2013, compared with the same period of 2012. Tax equivalent loan interest income increased $4.06 million, or 5.92%, for the first nine months of 2013 compared with the same period of 2012. Interest on loans include accretion stemming from the Peoples and Waccamaw acquisitions of $11.08 million for the first nine months of 2013 compared to $4.71 million for the same period of 2012, of which $5.23 million and $2.14 million, respectively, was actual cash received. Tax equivalent net interest margin, excluding non-cash loan interest accretion, decreased 24 basis points to 3.73% for the nine months ended September 30, 2013, compared with 3.97% for the same period of 2012. The tax equivalent yield on loans, excluding non-cash loan interest accretion, decreased 37 basis to 5.26% for the nine months ended September 30, 2013, compared with 5.63% for the same period of 2012. The Company expects the purchase accounting interest accretion to decline in future periods based on acquired portfolio attrition.

The tax equivalent yield on available-for-sale securities decreased 34 basis points for the nine months ended September 30, 2013, compared with the same period of 2012. This decrease was primarily due to the reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. The average balance of held-to-maturity securities continued to decline as securities were called or matured and were not replaced.

The tax equivalent yield on interest-bearing deposits with banks decreased 4 basis points for the nine months ended September 30, 2013, compared with the same period of 2012. Interest-bearing deposits with banks are comprised primarily of excess liquidity kept at the Federal Reserve that bears overnight market rates.

The average balance of interest-bearing demand deposits increased $54.38 million, or 17.83%, and the average rate paid on those deposits increased 1 basis point for the first nine months of 2013 compared with the same period of 2012. The average balance of savings deposits increased $75.00 million, or 17.07%, and the average rate paid on those deposits remained constant at 0.12% for the nine months ended September 30, 2013, compared with the same period of 2012. The average balance of time deposits increased $34.52 million, or 4.60%, and the average rate paid on those deposits decreased 17 basis points for the nine months ended September 30, 2013, compared with the same period of 2012. The average balance of noninterest-bearing demand deposits increased $61.92 million, or 22.11%, for the first nine months of 2013 compared with the same period of 2012.

We reported no average balance of federal funds purchased for the first nine months of 2013, compared to $654 thousand for the same period of 2012. The average balance of retail repurchase agreements, including collateralized retail deposits and commercial treasury accounts, decreased $7.00 million, or 8.92%, and the average rate paid on those funds decreased 13 basis points for the nine months ended September 30, 2013, compared with the same period of 2012. The average balance of wholesale repurchase agreements decreased $1.62 million, or 3.00%, and the average rate paid on those funds decreased 6 basis points for the nine months ended September 30, 2013, compared with the same period of 2012. The average balance of FHLB and other borrowings decreased $5.44 million, or 3.11%, and the average rate paid on those funds remained constant at 4.04% for the nine months ended September 30, 2013, compared with the same period of 2012.

Average Balance Sheets and Net Interest Income Analysis

Table I	Average Balance Sheets and Net Interest Income Analysis
	Three Months Ended September 30,
	2013			2012
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest (1)	Rate(1)	Balance	Interest (1)	Rate (1)
Assets
Earning assets
Loans (2)	$1,694,243	$23,476	5.50%	$1,790,489	$28,305	6.29%
Securities available-for-sale	547,686	3,857	2.79%	525,151	3,819	2.89%
Securities held-to-maturity	597	12	7.97%	2,975	26	3.48%
Interest-bearing deposits	45,259	42	0.37%	89,827	65	0.29%

Total earning assets	2,287,785	27,387	4.75%	2,408,442	32,215	5.32%
Other assets	356,847			359,348

Total assets	$2,644,632			$2,767,790

Liabilities
Interest-bearing deposits
Demand deposits	$362,548	$58	0.06%	$335,299	$49	0.06%
Savings deposits	520,884	142	0.11%	500,761	171	0.14%
Time deposits	757,575	1,947	1.02%	897,927	2,384	1.06%

Total interest-bearing deposits	1,641,007	2,147	0.52%	1,733,987	2,604	0.60%
Borrowings
Retail repurchase agreements	65,382	34	0.21%	88,484	120	0.54%
Wholesale repurchase agreements	50,000	473	3.75%	58,195	544	3.72%
FHLB advances and other borrowings	165,868	1,716	4.10%	183,279	1,808	3.92%

Total borrowings	281,250	2,223	3.14%	329,958	2,472	2.98%

Total interest-bearing liabilities	1,922,257	4,370	0.90%	2,063,945	5,076	0.98%

Noninterest-bearing demand deposits	349,156			330,480
Other liabilities	20,226			25,728

Total liabilities	2,291,639			2,420,153
Stockholders’ equity	352,993			347,637

Total liabilities and stockholders’ equity	$2,644,632			$2,767,790

Net interest income, tax equivalent		$23,017			$27,139

Net interest rate spread (3)			3.85%			4.34%

Net interest margin (4)			3.99%			4.48%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

Table II	Average Balance Sheets and Net Interest Income Analysis
	Nine Months Ended September 30,
	2013			2012
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest (1)	Rate (1)	Balance	Interest (1)	Rate(1)
Assets
Earning assets
Loans (2)	$1,697,533	$72,671	5.72%	$1,566,550	$68,610	5.85%
Securities available-for-sale	546,603	11,297	2.76%	496,854	11,547	3.10%
Securities held-to-maturity	700	43	8.21%	3,228	155	6.41%
Interest-bearing deposits	75,577	180	0.32%	66,579	177	0.36%

Total earning assets	2,320,413	84,191	4.85%	2,133,211	80,489	5.04%
Other assets	355,025			302,136

Total assets	$2,675,438			$2,435,347

Liabilities
Interest-bearing deposits
Demand deposits	$359,439	$173	0.06%	$305,055	$123	0.05%
Savings deposits	514,447	444	0.12%	439,451	400	0.12%
Time deposits	785,690	6,176	1.05%	751,167	6,846	1.22%

Total interest-bearing deposits	1,659,576	6,793	0.55%	1,495,673	7,369	0.66%
Borrowings
Federal funds purchased	—	—	0.00%	654	2	0.00%
Retail repurchase agreements	71,476	240	0.45%	78,472	343	0.58%
Wholesale repurchase agreements	52,521	1,416	3.60%	54,145	1,482	3.66%
FHLB advances and other borrowings	169,190	5,113	4.04%	174,627	5,284	4.04%

Total borrowings	293,187	6,769	3.09%	307,898	7,111	3.08%

Total interest-bearing liabilities	1,952,763	13,562	0.93%	1,803,571	14,480	1.07%

Noninterest-bearing demand deposits	341,903			279,987
Other liabilities	20,882			24,241

Total liabilities	2,315,548			2,107,799
Stockholders’ equity	359,890			327,548

Total liabilities and stockholders’ equity	$2,675,438			$2,435,347

Net interest income, tax equivalent		$70,629			$66,009

Net interest rate spread (3)			3.92%			3.97%

Net interest margin (4)			4.07%			4.13%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

The following table reconciles the differences between net interest income and net interest income on a tax equivalent basis for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Amounts in thousands)
Net interest income, GAAP basis	$22,326	$26,459	$68,550	$63,920
Tax equivalent adjustment (1)	691	680	2,079	2,089

Net interest income, tax equivalent	$23,017	$27,139	$70,629	$66,009

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

The following table presents the impact on net interest income on a tax equivalent basis resulting from changes in (i) volume (change in the average volume times the prior year’s average rate), (ii) rate (changes in the average rate times the prior year’s average volume), and (iii) rate/volume (change in the average volume column times the change in average rate):

	Three Months Ended				Nine Months Ended
	September 30, 2013 Compared to 2012				September 30, 2013 Compared to 2012
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on:
Loans (FTE)	$(1,526)	$(3,573)	$270	$(4,829)	$5,737	$(1,483)	$(193)	$4,061
Securities available-for-sale (FTE)	164	(131)	5	38	1,156	(1,268)	(138)	(250)
Securities held-to-maturity (FTE)	(21)	34	(27)	(14)	(121)	43	(34)	(112)
Interest-bearing deposits with other banks	(32)	18	(9)	(23)	24	(18)	(3)	3

Total interest earning assets	(1,415)	(3,652)	239	(4,828)	6,796	(2,726)	(368)	3,702

Interest paid on:
Demand deposits	4	5	—	9	22	24	4	50
Savings deposits	7	(35)	(1)	(29)	68	(20)	(4)	44
Time deposits	(374)	(83)	20	(437)	315	(935)	(50)	(670)
Federal funds purchased	—	—	—	—	—	—	(2)	(2)
Retail repurchase agreements	(31)	(74)	19	(86)	(31)	(79)	7	(103)
Wholesale repurchase agreements	(77)	5	1	(71)	(44)	(21)	(1)	(66)
FHLB advances and other borrowings	(172)	83	(3)	(92)	(164)	(2)	(5)	(171)

Total interest-bearing liabilities	(643)	(99)	36	(706)	166	(1,033)	(51)	(918)

Change in net interest income, tax equivalent	$(772)	$(3,553)	$203	$(4,122)	$6,630	$(1,693)	$(317)	$4,620

Provision for Loan Losses

The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses within the existing loan portfolio. The provision for loan losses charged to operations of $2.33 million for the third quarter of 2013 was an increase of $417 thousand compared with the same quarter of 2012. The provision for the third quarter of 2013 included an $812 thousand offset to the FDIC indemnification asset, related to our acquisition of Waccamaw, to recognize the portion of losses that are expected to be reimbursed by the FDIC. We incurred net charge-offs of $1.60 million for the quarter ended September 30, 2013, compared with $2.25 million for the same quarter of 2012. Annualized net charge-offs as a percentage of average non-covered loans were 0.42% for the quarter ended September 30, 2013, compared with 0.57% for the same quarter of 2012. Non-covered loans exclude loans acquired in the Waccamaw transaction that are covered under the FDIC loss share agreements.

The provision for loan losses charged to operations of $6.68 million for the first nine months of 2013 was an increase of $2.22 million compared with the same period of 2012. The provision for the first nine months of 2013 included an $812 thousand offset to the FDIC indemnification asset to recognize the portion of losses that are expected to be reimbursed by the FDIC. We incurred net charge-offs of $8.60 million for the nine months ended September 30, 2013, compared with $4.83 million for the same period of 2012. The increase in charge-offs during the first nine months of 2013 was primarily due to four loan relationships, with the most significant being a $2.10 million write down of a relationship within the construction, development, and other land loan class. The Company had previously identified this problem loan relationship and had established a $1.80 million specific allocation that was utilized for the write down. Annualized net charge-offs as a percentage of average non-covered loans were 0.76% for the nine months ended September 30, 2013, compared with 0.46% for the same period of 2012.

Noninterest Income — Quarterly Comparison

Noninterest income, which consists of all revenues not included in interest and fee income related to earning assets, decreased $3.05 million, or 27.34%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. The decrease was largely attributed to a $2.39 million out-of-period adjustment recorded during the third quarter of 2012 to correct the overstatement of charge-offs and corresponding understatement of pre-tax income for the years ended December 31, 2009, 2010, and 2011. Exclusive of the impact from the sale of securities, indemnification asset amortization and accretion, net impairment losses, and out-of-period adjustment, noninterest income decreased $112 thousand, or 1.20%, to $9.24 million for the quarter ended September 30, 2013, compared with $9.35 million for the same quarter of 2012.

Wealth management revenues, including fees and commissions for trust services and investment advisory services, decreased $142 thousand, or 14.13%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. Service charges on deposit accounts decreased $313 thousand, or 8.04%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. Other service charges, commissions, and fees increased $146 thousand, or 8.95%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. Insurance commissions decreased $57 thousand, or 3.53%, for the quarter ended September 30, 2013, compared with the same quarter of 2012.

We incurred no impairment losses during the quarter ended September 30, 2013, compared to $942 thousand recognized in the same quarter of 2012. We realized a net loss on sale of securities of $39 thousand for the quarter ended September 30, 2013, which was a $267 thousand decrease from a net gain of $228 thousand in the same quarter of 2012. During the third quarter of 2013, amortization associated with the FDIC indemnification asset totaled $1.09 million which was a $1.22 million decrease from recorded accretion of $131 thousand in the same quarter of 2012. Other operating income decreased $2.14 million, or 59.49%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. The decrease in other operating income was primarily due to the $2.39 million out-of-period adjustment recorded during the third quarter of 2012. The decrease associated with the out-of-period adjustment was partially offset by a positive fair value mark of $307 thousand on loans held for sale and the associated secondary market loan production pipeline for the third quarter of 2013 compared to $94 thousand recorded for the third quarter of 2012 as a result of increases in the estimated value of the servicing release premium on loans sold.

Noninterest Income – Year-to-Date Comparison

Noninterest income decreased $4.68 million, or 17.01%, for the nine months ended September 30, 2013, compared with the same period of 2012. Exclusive of the impact from the sale of securities, prepaid borrowings, indemnification asset amortization and accretion, impairment losses, and out-of-period adjustment, noninterest income increased $980 thousand, or 3.82%, to $26.62 million for the nine months ended September 30, 2013, compared with $25.64 million for the same period of 2012.

Wealth management revenues, including fees and commissions for trust services and investment advisory services, decreased $159 thousand, or 5.60%, for the nine months ended September 30, 2013, compared with the same period of 2012. Service charges on deposit accounts decreased $172 thousand, or 1.68%, for the nine months ended September 30, 2013, compared with the same period of 2012. Other service charges, commissions, and fees increased $576 thousand, or 12.05%, for the nine months ended September 30, 2013, compared with the same period of 2012. Insurance commissions experienced a slight increase of $5 thousand for the nine months ended September 30, 2013, compared with the same period of 2012.

We incurred no impairment losses during the nine months ended September 30, 2013, compared to $942 thousand recognized in the same period of 2012. We realized a net gain on sale of securities of $191 thousand for the nine months ended September 30, 2013, which was a $79 thousand decrease from the same period of 2012. During the first nine months of 2013, amortization associated with the FDIC indemnification asset totaled $4.29 million, which was a $4.42 million decrease from recorded accretion of $131 thousand in the same period of 2012. Other operating income decreased $1.37 million, or 24.21%, for the nine months ended September 30, 2013, compared with the same period of 2012. The decrease in other operating income was primarily due to the $2.39 million out-of-period adjustment recorded during the third quarter of 2012, which was partially offset by a $296 thousand gain on the prepayment of borrowings and a $260 thousand increase in Federal Reserve Bank and FHLB dividends.

Noninterest Expense – Quarterly Comparison

Noninterest expense experienced a decrease of $172 thousand for the third quarter of 2013 compared with the same quarter of 2012. Salaries and employee benefits increased $220 thousand, or 2.03%, for the quarter ended September 30, 2013, compared with the same quarter of 2012, which included a one-time charge to accrue for contractual executive severance of $1.07 million. Exclusive of the severance charge, salaries and employee benefits decreased $852 thousand, or 7.85%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. Salaries and employee benefits attributed to the Peoples and Waccamaw acquisitions totaled $1.15 million during the third quarter of 2013, which represents a decrease of $260 thousand compared with the same quarter of 2012. At September 30, 2013, we had 726 full-time equivalent employees compared to 758 at September 30, 2012. The Peoples and Waccamaw acquisitions resulted in the addition of 97 and 121 full-time equivalent employees for the periods ended September 30, 2013, and September 30, 2012, respectively.

Occupancy, furniture, and equipment expense increased $279 thousand, or 10.30%, to $2.99 million for the quarter ended September 30, 2013, compared with $2.71 million for the same quarter of 2012 as a result of increased depreciation costs in connection with the Waccamaw acquisition, core operating system, and associated hardware. FDIC premiums and assessments decreased $151 thousand, or 24.71%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. In connection with the Peoples and Waccamaw acquisitions, we incurred no merger related costs during the quarter ended September 30, 2013, compared to $645 thousand for the same quarter of 2012. Other operating expense increased $133 thousand, or 2.51%, for the quarter ended September 30, 2013, compared with the same quarter of 2012. Included in other operating expense was a $218 thousand decrease in expenses and net losses associated with other real estate owned (“OREO”) to $272 thousand for the third quarter of 2013, compared with $490 thousand for the same quarter of 2012.

Noninterest Expense – Year-to-Date Comparison

Noninterest expense increased $1.58 million, or 2.79%, for the first nine months of 2013 compared with the same period of 2012. Salaries and employee benefits increased $3.18 million, or 11.35%, for the nine months ended September 30, 2013, compared with the same period of 2012. Exclusive of the one-time contractual severance charge, salaries and employee benefits increased $2.10 million, or 7.52%, for the nine months ended September 30, 2013, compared with the same period of 2012. Salaries and employee benefits attributed to the Peoples and Waccamaw acquisitions totaled $3.72 million during the nine months ended September 30, 2013, which represents an increase of $1.82 million compared with the same period of 2012.

Occupancy, furniture, and equipment expense increased $1.61 million or 20.93%, to $9.28 million for the nine months ended September 30, 2013, compared with $7.68 million for the same period of 2012 as a result of increased depreciation costs in connection with the Waccamaw acquisition, core operating system, and associated hardware. FDIC premiums and assessments increased $178 thousand, or 14.55%, for the nine months ended September 30, 2013, compared with the same period of 2012. We incurred $56 thousand in merger related costs for the nine months ended September 30, 2013, compared to $4.23 million for the same period of 2012. Other operating expense increased $859 thousand, or 5.75%, for the nine months ended September 30, 2013, compared with the same period of 2012. Included in other operating expense was a $514 thousand decrease in expenses and net losses associated with other real estate owned to $1.07 million for the first nine months of 2013, compared with $1.58 million for the same period of 2012.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences include income on municipal securities, which are exempt from federal income tax; certain dividend payments, which are deductible; and increases in the cash surrender value of life insurance policies. Consolidated income taxes were $2.54 million for the third quarter of 2013 compared to $5.32 million for the same quarter of 2012. The effective tax expense rates for the quarters ended September 30, 2013 and 2012 were 31.93% and 34.60%, respectively.

Consolidated income taxes were $8.47 million for the first nine months of 2013 compared to $10.17 million for the same period of 2012. The effective tax expense rates for the nine months ended September 30, 2013 and 2012 were 32.02% and 33.56%, respectively.

Financial Condition

Total assets were $2.65 billion as of September 30, 2013, a decrease of $76.22 million, or 2.79%, compared with $2.73 billion at December 31, 2012. Total liabilities were $2.30 billion as of September 30, 2013, a decrease of $70.84 million, or 2.99%, compared with $2.37 billion at December 31, 2012. As of September 30, 2013, our book value per as-converted common share was $16.75, a decrease of $0.01, compared with December 31, 2012.

Investment Securities

Available-for-Sale Securities

Available-for-sale securities as of September 30, 2013, increased $11.32 million, or 2.12%, compared with December 31, 2012. The market value of securities available-for-sale as a percentage of amortized cost was 96.84% at September 30, 2013, compared with 99.92% at December 31, 2012.

We recognized no other-than-temporary impairment (“OTTI”) charges in earnings related to nonbeneficial interest debt securities or equity securities during the three and nine months ended September 30, 2013 and 2012. We incurred no credit-related OTTI charges associated with beneficial interest debt securities during the three and nine months ended September 30, 2013, compared to $942 thousand recognized during the three and nine months ended September 30, 2012. These charges were related to a non-Agency mortgage-backed security (“MBS”). Temporary impairment on the Agency MBS is primarily related to changes in interest rates. See Note 2, “Investment Securities,” of the Notes to Condensed Consolidated Financial Statements in Item 1, “Financial Statements,” herein for additional information.

Held-to-Maturity Securities

Held-to-maturity securities as of September 30, 2013, decreased $249 thousand, or 30.51%, compared with December 31, 2012. The market value of securities held-to-maturity as a percentage of amortized cost was 100.88% at September 30, 2013, compared with 101.96% at December 31, 2012.

Loan Portfolio

Loans Held for Sale

Loans held for sale as of September 30, 2013, decreased $5.85 million, or 87.63% compared with December 31, 2012. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans at September 30, 2013, was $1.09 million for 8 loans compared to $14.84 million for 88 loans at December 31, 2012.

Loans Held for Investment

Loans held for investment as of September 30, 2013, decreased $27.96 million, or 1.62%, compared with December 31, 2012, and $66.91 million, or 3.79%, compared with September 30, 2012. The decrease was due to runoff in the loan portfolio covered under the FDIC loss share agreements. The average loan to deposit ratio was 85.13% for the third quarter of 2013 compared to 85.71% for the fourth quarter of 2012, and 87.88% for the third quarter of 2012. The held for investment portfolio continues to be diversified among loan types and industry segments. The following table details the loan portfolio for the dates indicated:

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Covered loans	$163,425	9.63%	$207,106	12.01%	$221,977	12.59%
Non-covered loans
Commercial loans
Construction, development, and other land	55,791	3.29%	57,434	3.33%	62,030	3.52%
Commercial and industrial	95,972	5.66%	88,738	5.15%	97,422	5.52%
Multi-family residential	56,079	3.31%	65,694	3.81%	75,756	4.30%
Single family non-owner occupied	132,253	7.79%	135,912	7.88%	135,346	7.67%
Non-farm, non-residential	455,247	26.83%	448,810	26.02%	449,359	25.48%
Agricultural	2,274	0.13%	1,709	0.10%	1,474	0.08%
Farmland	31,885	1.88%	34,570	2.00%	36,735	2.08%

Total commercial loans	829,501	48.89%	832,867	48.29%	858,122	48.65%
Consumer real estate loans
Home equity lines	109,611	6.46%	111,081	6.44%	111,877	6.34%
Single family owner occupied	492,424	29.02%	473,547	27.46%	474,985	26.93%
Owner occupied construction	25,349	1.50%	16,223	0.94%	15,076	0.86%

Total consumer real estate loans	627,384	36.98%	600,851	34.84%	601,938	34.13%
Consumer and other loans
Consumer loans	71,679	4.22%	78,163	4.53%	76,004	4.31%
Other	4,708	0.28%	5,666	0.33%	5,569	0.32%

Total consumer and other loans	76,387	4.50%	83,829	4.86%	81,573	4.63%

Total non-covered loans	1,533,272	90.37%	1,517,547	87.99%	1,541,633	87.41%

Total loans held for investment	$1,696,697	100.00%	$1,724,653	100.00%	$1,763,610	100.00%

Loans held for sale	$825		$6,672		$4,446

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The determination of the allowance requires management to make various assumptions and judgments. As a result, actual loan losses may differ materially from management’s determination if actual conditions differ significantly from the assumptions utilized. The ultimate adequacy of the allowance for loan losses is dependent upon a variety of factors beyond our control including, among other things, the economy, changes in interest rates, and the view of regulatory authorities toward loan classifications. Management considers the allowance to be adequate based upon analysis of the portfolio as of September 30, 2013; however, no assurance can be made that additions to the allowance for loan losses will not be required in future periods.

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

Our allowance for loan losses totaled $24.67 million at September 30, 2013, $25.77 million at December 31, 2012, and $25.84 million at September 30, 2012. The allowance, excluding the acquired impaired allowance, as a percentage of non-covered loans held for investment was 1.54% at September 30, 2013, 1.70% at December 31, 2012, and 1.68% at September 30, 2012. Specific reserves within the allowance declined between December 31, 2012, and September 30, 2013, as a result of resolution activity on non-performing loans. General reserves were higher for the quarter due primarily to growth in our legacy loan portfolio. The cash flow analysis performed for the third quarter of 2013 identified four of our seven purchased credit impaired loan pools as impaired with a cumulative impairment of $1.04 million at September 30, 2013. The portfolio will continue to be monitored for deterioration in credit, which may result in the need to record an allowance for loan losses in a future period.

The following table details the allowance for loan loss activity and related information for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013			2012
	Non-acquired	Acquired		Non-acquired	Acquired
	Impaired	Impaired	Total	Impaired	Impaired	Total
(Amounts in thousands)
Beginning balance	$23,114	$8	$23,122	$26,163	$8	$26,171
Provision for loan losses	2,110	1,035	3,145	1,916	—	1,916
Benefit attributable to the FDIC indemnification asset	—	(812)	(812)	—	—	—

Provision for loan losses charged to operations	2,110	223	2,333	1,916	—	1,916
Provision for loan losses recorded through the FDIC indemnification asset	—	812	812	—	—	—
Charge-offs	(1,955)	—	(1,955)	(2,613)	—	(2,613)
Recoveries	353	—	353	361	—	361

Net charge-offs	(1,602)	—	(1,602)	(2,252)	—	(2,252)

Ending balance	$23,622	$1,043	$24,665	$25,827	$8	$25,835

Non-covered loans
Annualized net charge-offs to average loans	0.42%			0.57%
Non-acquired allowance to total loans	1.54%			1.68%

	Nine Months Ended September 30,
	2013			2012
	Non-acquired	Acquired		Non-acquired	Acquired
	Impaired	Impaired	Total	Impaired	Impaired	Total
(Amounts in thousands)
Beginning balance	$25,762	$8	$25,770	$26,004	$201	$26,205
Provision for loan losses	6,457	1,035	7,492	4,651	(193)	4,458
Benefit attributable to the FDIC indemnification asset	—	(812)	(812)	—	—	—

Provision for loan losses charged to operations	6,457	223	6,680	4,651	(193)	4,458
Provision for loan losses recorded through the FDIC indemnification asset	—	812	812	—	—	—
Charge-offs	(9,720)	—	(9,720)	(5,787)	—	(5,787)
Recoveries	1,123	—	1,123	959	—	959

Net charge-offs	(8,597)	—	(8,597)	(4,828)	—	(4,828)

Ending balance	$23,622	$1,043	$24,665	$25,827	$8	$25,835

Non-covered loans
Annualized net charge-offs to average loans	0.76%			0.46%
Non-acquired allowance to total loans	1.54%			1.68%

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

(Amounts in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Non-covered
Nonaccrual loans	$26,397	$23,931	$26,514
Accruing loans past due 90 days or more	—	—	—
TDRs (1)	2,228	6,009	121

Total nonperforming loans	28,625	29,940	26,635
OREO not covered under FDIC loss share agreements	5,450	5,749	5,957

Total nonperforming assets	$34,075	$35,689	$32,592

Covered
Nonaccrual loans	$3,579	$4,323	$2,849
Accruing loans past due 90 days or more	82	—	—

Total nonperforming loans	3,661	4,323	2,849
OREO covered under FDIC loss share agreements	7,381	3,255	3,553

Total nonperforming assets	$11,042	$7,578	$6,402

Total
Nonaccrual loans	$29,976	$28,254	$29,363
Accruing loans past due 90 days or more	82	—	—
TDRs (1)	2,228	6,009	121

Total nonperforming loans	32,286	34,263	29,484
OREO	12,831	9,004	9,510

Total nonperforming assets	$45,117	$43,267	$38,994

Performing TDRs (2)	$9,697	$6,038	$6,742
Total TDRs (3)	$11,925	12,047	$6,863
Non-covered ratios
Nonperforming loans to total loans	1.87%	1.97%	1.73%
Nonperforming assets to total assets	1.37%	1.42%	1.28%
Non-acquired allowance to nonperforming loans	82.52%	86.07%	97.00%
Total ratios (includes covered assets)
Nonperforming loans to total loans	1.90%	1.99%	1.67%
Nonperforming assets to total assets	1.70%	1.59%	1.41%
Allowance to nonperforming loans	76.40%	75.21%	87.62%

(1)	TDRs restructured within the past six months or nonperforming, excluding nonaccrual TDRs of $1.04 million, $3.04 million, and $1.77 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $1.62 million, $792 thousand, and $407 thousand at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.
(3)	Perfoming and nonperforming TDRs, excluding nonaccrual TDRs of $2.66 million, $3.83 million, and $2.18 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

Non-covered loans exclude loans acquired in the Waccamaw transaction that are covered under the FDIC loss share agreements. Non-covered nonperforming assets totaled $34.08 million at September 30, 2013, a $1.61 million decrease from December 31, 2012, and a $1.48 million increase over September 30, 2012. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.37% at September 30, 2013, 1.42% at December 31, 2012, and 1.28% at September 30, 2012.

Non-covered nonaccrual loans totaled $26.40 million at September 30, 2013, $23.93 million at December 31, 2012, and $26.51 million at September 30, 2012. As of September 30, 2013, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (25.40%); non-farm, non-residential (19.96%); commercial and industrial (19.19%); and commercial construction (19.19%). Approximately $3.58 million, or 11.94%, of non-covered nonaccrual loans were attributed to loans acquired in business combinations at September 30, 2013. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs totaled $11.92 million at September 30, 2013, $12.05 million at December 31, 2012, and $6.86 million at September 30, 2012. Accruing nonperforming TDRs amounted to $2.23 million, or 18.69%, of total accruing TDRs as of September 30, 2013, as compared to 49.88% of accruing TDRs at December 31, 2012, and 1.76% of accruing TDRs at September 30, 2012. The allowance for loan losses attributed to TDRs totaled $1.69 million at September 30, 2013, $1.87 million at December 31, 2012, and $675 thousand at September 30, 2012.

Ongoing activity within the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were no non-covered and $82 thousand covered accruing loans contractually past due 90 days or more as of September 30, 2013.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $5.45 million as of September 30, 2013, a decrease of $299 thousand, or 5.20%, compared with December 31, 2012. As of September 30, 2013, non-covered OREO consisted of 50 properties with an average holding period of 11 months. During the third quarter and first nine months of 2013, the net loss on OREO totaled $264 thousand and $606 thousand, respectively. Pursuant to FDIC loss share agreements, covered OREO is presented net of the related fair value discount. The following table details activity within OREO for the periods indicated:

	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance, January 1, 2013	$5,749	$3,255	$9,004
Additions	6,651	6,978	13,629
Disposals	(6,106)	(1,827)	(7,933)
Valuation adjustments	(844)	(1,025)	(1,869)

Ending balance, September 30, 2013	$5,450	$7,381	$12,831

	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance, January 1, 2012	$5,914	$—	$5,914
Acquired	—	5,388	5,388
Additions	6,621	295	6,916
Disposals	(5,593)	(1,479)	(7,072)
Valuation adjustments	(985)	(651)	(1,636)

Ending balance, September 30, 2012	$5,957	$3,553	$9,510

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $34.46 million as of September 30, 2013, a decrease of $4.54 million, or 11.64%, compared with December 31, 2012. Non-covered delinquent loans as a percentage of total non-covered loans measured 2.25% at September 30, 2013, of which loans 30 to 89 days past due comprised 0.53% and nonaccrual loans comprised 1.72%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 1.87% at September 30, 2013, 1.97% at December 31, 2012, and 1.73% at September 30, 2012.

Deposits

Total deposits as of September 30, 2013, decreased $33.61 million, or 1.66%, compared with December 31, 2012. Noninterest-bearing deposits and interest-bearing demand deposits as of September 30, 2013, increased $10.60 million and $21.23 million, respectively, compared with December 31, 2012. Savings deposits, which include money market accounts and savings accounts, as of September 30, 2013, increased $27.61 million compared with December 31, 2012. Time deposits as of September 30, 2013, decreased $93.05 million compared with December 31, 2012.

Borrowings

Our borrowings consist primarily of securities sold under agreements to repurchase and FHLB advances. Short-term borrowings generally consist of overnight federal funds purchased and repurchase agreements. There were no federal funds purchased at September 30, 2013, or December 31, 2012. The balance of retail repurchase agreements decreased $13.28 million, or 17.04%, as of September 30, 2013, compared with December 31, 2012. The balance of wholesale repurchase agreements decreased $8.20 million, or 14.08%, and the weighted average rate increased 37 basis points to 3.71% as of September 30, 2013, compared with December 31, 2012. The balance of FHLB borrowings, including convertible and callable advances and fixed rate credit, decreased $11.56 million, or 7.15%, and the weighted average rate increased 26 basis points to 4.12% as of September 30, 2013, compared with December 31, 2012. As of September 30, 2013, the FHLB borrowings had maturities between three and eight years. During the first quarter of 2013, the Company prepaid $8.15 million of wholesale repurchase agreements and $11.47 million of FHLB borrowings that resulted in gains totaling $296 thousand.

Stockholders’ Equity

Total stockholders’ equity decreased $5.38 million, or 1.51%, from $356.32 million at December 31, 2012, to $350.95 million at September 30, 2013. The change in stockholders’ equity during the first nine months of 2013 was primarily due to net income of $17.99 million, an increase in accumulated other comprehensive loss of $10.92 million, dividends declared on common and preferred stock of $7.98 million, and treasury share purchases of $5.21 million. The increase in accumulated other comprehensive loss was largely a function of declines in investment securities’ market values as a result of the increase in benchmark interest rates during the second and third quarters of 2013.

Risk-Based Capital

Risk-based capital guidelines promulgated by state and federal banking agencies weight balance sheet assets and off-balance sheet commitments based on inherent risks associated with the respective asset types. As of September 30, 2013, the Bank was deemed “well capitalized” under regulatory capital adequacy standards. Our Company’s and the Bank’s capital ratios are presented in the following table for the dates indicated.

	September 30, 2013	December 31, 2012
Total risk-based capital ratio
First Community Bancshares, Inc.	17.80%	16.70%
First Community Bank	16.33%	15.23%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	16.55%	15.44%
First Community Bank	15.07%	13.97%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.55%	9.96%
First Community Bank	9.62%	8.98%

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

As of September 30, 2013, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $92.58 million, unpledged available-for-sale securities of $265.80 million, FHLB unused borrowing capacity of $325.72 million, and federal funds lines availability of $114.09 million. Cash on hand and deposits with other financial institutions, as well as the FHLB, are immediately available for satisfaction of deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, we do not conduct significant operations and our primary sources of liquidity are dividends upstreamed from the Bank and borrowings from outside sources. Banking regulations limit the amount of dividends that may be paid by the Bank. As of September 30, 2013, our liquid assets, including cash and investment securities, totaled $21.74 million. Our cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. Additionally, we maintain a $15.00 million unsecured, committed line of credit. There was no balance on the line as of September 30, 2013.

Off-Balance Sheet Risk

As of September 30, 2013, our off-balance sheet risk included $209.00 million in commitments to extend credit and $1.77 million in standby letters of credit and financial guarantees. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is represented by the contractual amount of those instruments.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of September 30, 2013, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	September 30, 2013		December 31, 2012
(Amounts in thousands, except basis points)	Change in	Percent	Change in	Percent
Increase (Decrease) in Interest Rates/Basis Points	Net Interest Income	Change	Net Interest Income	Change
300	$8,150	10.4	$10,928	13.2
200	5,110	6.5	7,455	9.0
100	2,253	2.9	3,606	4.4
(100)	348	0.4	(35)	—

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

Evaluation of Disclosure Controls and Procedures

In connection with this report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in the normal course of business. Although our Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, we are of the belief that the resolution of these actions should not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	Risk Factors

Refer to our 2012 Form 10-K for disclosures with respect to our risk factors which could materially affect our business, financial condition, or future results. The risks described in the 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition, or operating results. There have been no material changes from the risk factors previously disclosed in Part II, Item 1A, “Risk Factors,” of our 2013 Form 10-Q for the period ended June 30, 2013, and Part I, Item 1A, “Risk Factors,” of our 2012 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of our Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our Company’s Common Stock during the third quarter of 2013:

			Total Number of	Maximum Number
	Total Number	Average	Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of a Publicly	Yet be Purchased
	Purchased	per Share	Announced Plan	Under the Plan (1)
July 1-31, 2013	1,750	$15.40	1,750	712,285
August 1-31, 2013	76,000	15.59	76,000	636,285
September 1-30, 2013	126,638	15.58	126,638	510,151

Total	204,388	$15.58	204,388

(1)	At September 30, 2013, the Company’s stock repurchase plan, as amended, authorized the purchase and retention of up to 1,100,000 shares. During October 2013, the Company’s board of directors authorized the repurchase and retention of up to 3,000,000 outstanding common shares. The plan has no expiration date and currently is in effect. No determination has been made to terminate the plan or to cease making purchases. We held 589,849 shares in treasury as of September 30, 2013.

ITEM 3.	Defaults Upon Senior Securities

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a) Exhibits and index required

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2. (33)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.8**	Employment Agreement between First Community Bank and Marshall E. McCall dated March 1, 2012. (31)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (32)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.15**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.17**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.18**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.20**	Employment Agreement between First Community Bank and Simpson O. Brown dated July 31, 2009. (28)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (34)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (35)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

In accordance with Rule 406T of SEC Regulation S-T, the XBRL related documents in Exhibit 101 to this Quarterly Report on Form 10-Q for the period ended September 30, 2013, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Quarterly Report on Form 10-Q for the period ended September 30, 2013, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013, (Unaudited), and December 31, 2012; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2013 and 2012; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Form of indemnification agreement entered into by the Company and First Community Bank with their respective directors and certain officers of each including, for the Registrant and Bank: John M. Mendez, Robert L. Schumacher, Robert L. Buzzo, E. Stephen Lilly, David D. Brown, and Gary R. Mills. Incorporated by reference from Exhibits 10.10 and 10.11 of the Annual Report on Form 10-K for the period ended December 31, 2003, filed on March 15, 2004, amended on May 19, 2004.
(18)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.

(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated and filed on March 1, 2012.
(32)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(33)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(34)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(35)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancshares, Inc.

DATE: November 8, 2013

/s/ William P. Stafford, II
William P. Stafford, II Chief Executive Officer (Principal Executive Officer)

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