Form 10-K
period 2013-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2014-03-11
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Approximately $209.94 million based on the closing sales price at June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class – Common Stock, $1.00 Par Value; 18,384,279 shares outstanding as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014, are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may make forward-looking statements in filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K and the Exhibits hereto, filings incorporated by reference, reports to our shareholders, and other communications that we make in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions. Such statements are subject to significant risks, uncertainties, and change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	our timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa;

•

the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities, and insurance, and the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•

the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system; further, future and proposed rules, including those that are part of the process outlined in the International Basel Committee on Banking Supervision’s “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems,” which are expected to require banking institutions to increase levels of capital;

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

We caution that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Annual Report on Form 10-K and other reports we filed with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect changes. All forward-looking statements attributable to our Company are expressly qualified by these cautionary statements. See Item 1A, “Risk Factors,” in Part I of this report.

FIRST COMMUNITY BANCSHARES, INC.

2013 FORM 10-K

PART I

Unless the context suggests otherwise, the use of the terms “First Community,” “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

Item 1.	Business.

Corporate Overview

First Community Bancshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of Nevada in 1997. The Company provides banking products and services through its wholly-owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and Peoples Community Bank, a Division of First Community Bank, in Tennessee and South Carolina.

The Company provides insurance services through its wholly-owned, full-service insurance agency subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), acquired in 2007. Greenpoint operates under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. During 2013 we purchased one insurance agency. See Note 2, “Acquisitions and Divestitures,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

In addition, the Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management and the Bank’s Trust Division. The Company is the common stockholder of FCBI Capital Trust (the “Trust”), which was created in October 2003 to issue trust preferred securities to raise capital for the Company.

Our focus is on organic growth that may be supplemented by strategic acquisitions.

The Company is a legal entity that is separate and distinct from its affiliates. As a financial holding company, the Company is required to act as a source of financial strength for its subsidiary bank. The Company’s principal source of revenue is derived from dividends paid from the Bank, which are subject to certain restrictions by regulatory agencies and determined in relation to earnings, asset growth, and capital position. For additional information see “Regulation and Supervision” below.

Operations

We operate in one business segment, Community Banking, which consists of commercial and consumer banking, lending activities, wealth management, and insurance services. Our principal executive office is located at One Community Place, Bluefield, Virginia. As of December 31, 2013, our Community Banking operations were conducted through 80 locations in 5 states: Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. We serve a diverse base of individuals and businesses that include a variety of industries, such as manufacturing, mining services, construction, retail, healthcare, military, and transportation. We have no material concentrations of deposits or loans from any single customer or industry. See Item 6, “Selected Financial Data,” in Part II of this report for a summary of our financial performance.

We offer a wide range of services and products to our customers that include:

•	demand deposit accounts, savings and money market accounts, certificates of deposit, and individual retirement arrangements;

•	commercial, consumer, and real estate mortgage loans, and lines of credit;

•	various credit card, debit card, and automated teller machine card services;

•	corporate and personal trust services;

•	investment management services; and

•	life, health, and property and casualty insurance products.

Employees

We had 729 full-time equivalent employees as of December 31, 2013. No employees are represented by collective bargaining agreements, and management considers employee relations to be excellent.

Competition

The financial services industry is highly competitive and there is substantial competition in attracting deposit and loan relationships in our market areas. The ability of non-bank financial entities to provide services previously reserved for commercial banks has intensified competition. We compete with other commercial banks and financial service providers, including thrifts, savings and loan associations, credit unions, consumer finance companies, commercial finance and leasing companies, securities firms, brokerage firms, and insurance companies. Competition for deposits generally comes from other commercial banks, savings institutions, credit unions, mutual funds, and other investment alternatives. The primary factors that influence our ability to attract and retain deposits include interest rates, personalized services, quality and variety of financial offerings, convenience of office locations, automated services, and office hours. Competition for commercial and business loans generally comes from other commercial banks and commercial finance and leasing companies while competition for mortgage loans primarily comes from other commercial banks, savings institutions, mortgage banking firms, mortgage brokers, and insurance companies. The primary factors that influence our ability to originate loans include interest rates, loan origination fees, quality and variety of lending offerings, and personalized services. Our competitors may have greater resources and higher lending limits that allow for services to be offered that we do not provide. Competition could also intensify in the future as a result of general and local economic conditions, industry consolidation, bank failures, technological developments, and banking regulatory reform. See “Competition” in the “Executive Overview” section in Part II, Item 7 of this report.

Available Information

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to file annual, quarterly, and current reports; proxy statements; and other information with the Securities and Exchange Commission (the “SEC”). Any document we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our website, www.fcbinc.com, makes available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information, including any amendments thereto, as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC. Investors are encouraged to access these reports and other information about our business. Information regarding our Board of Directors, executive officers, and corporate governance policies and principles is included on our website and includes the Standards of Conduct governing the Company’s directors, officers, and employees; the charters of the standing committees of the Company’s Board of Directors; and the Company’s Insider Trading and Disclosure Policy. Additional information found on our website is not part of this report.

Regulation and Supervision

Banks and financial holding companies operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation under applicable federal and state laws and various regulatory agencies. Regulations are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”)

of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole and are generally not for the protection of stockholders or creditors. Banking agencies have broad enforcement powers over banks and financial holding companies to impose substantial fines and penalties for violations of laws and regulations.

The following discussion summarizes certain laws, rules, and regulations that affect our Company. These summaries are not intended to be complete and are qualified in their entirety by reference to the applicable statute or regulation. A change in laws, rules, and regulations may have a material effect on our Company.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, sweeping financial regulatory reform legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including the following provisions:

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

•	Implements corporate governance revisions, including executive compensation and proxy access by shareholders.

•	Makes permanent the $250 thousand limit for federal deposit insurance.

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•

Amends the Electronic Fund Transfer Act to, among other things, give the Board of Governors of the Federal Reserve System (the “Federal Reserve”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and enforces a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increases the authority of the Federal Reserve to examine bank holding companies, such as the Company, and their non-bank subsidiaries.

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

First Community Bancshares, Inc.

The Company is a financial holding company organized pursuant to the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Accordingly, the Company is subject to supervision, regulation, and examination by the Federal Reserve. The GLB Act, BHC Act, and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities they may engage in and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The BHC Act generally provides for umbrella regulation of financial holding companies, such as the Company, by the Federal Reserve, as well as functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act as administered by the SEC. The Company’s common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “FCBC”, and is subject to the rules of NASDAQ for listed companies.

Regulatory Restrictions on Dividends; Source of Strength

The Federal Reserve’s policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, even when it may not be in a financial position to provide such resources. According to Federal Reserve policy, bank holding companies may pay cash dividends on common stock only from income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. In addition, bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. A bank holding company may be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary in certain situations.

In addition, the Company and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine that the payment of dividends would be an unsafe or unsound practice, under certain circumstances regarding the financial condition of a bank holding company or a bank, and to prohibit payment thereof. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong, and has noted that bank holding companies should carefully review their dividend policy.

Scope of Permissible Activities

Under the BHC Act, bank holding companies are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or other activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it may acquire all, or substantially all, of the assets of any bank or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. When approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the target bank, the convenience and needs of the communities to be served, and various competitive factors. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

Notwithstanding the foregoing, the GLB Act eliminated the barriers to affiliations among banks, securities firms, insurance companies, and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. Regulatory approval is not generally required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature, or incidental to activities that are financial in nature, as determined by the Federal Reserve.

Under the GLB Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve if each of its subsidiary banks is well capitalized under the FDIC Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. The Company elected financial holding company status in December 2006. Since July 2011, the Company’s status is dependent on maintaining a well capitalized and well-managed status under applicable Federal Reserve regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve may require divestiture of the holding company’s depository institutions if the deficiencies persist.

The Dodd-Frank Act amended the BHC Act to require federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules are effective April 1, 2014, but the Federal Reserve issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. On January 14, 2014, the banking agencies approved an interim rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the prohibitions under the Volcker Rule. Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted, we do not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

Anti-Tying Restrictions

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Stock Repurchases

A bank holding company is required to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, subject to certain exemptions, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation.

Capital Adequacy Requirements

The Federal Reserve currently uses two types of capital adequacy guidelines for holding companies, a two-tiered risk-based capital guideline and a leverage capital ratio guideline. The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items of the holding company’s operations and then establishes a minimum ratio of the holding company’s Tier 1 capital to the aggregate dollar amount of risk-weighted assets (which amount is usually less than the aggregate dollar amount of such assets without risk weighting) and a minimum ratio of the holding company’s total capital (Tier 1 capital plus Tier 2 capital, as adjusted) to the aggregate dollar amount of such risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company’s Tier 1 capital to its total tangible assets (total assets less goodwill and certain identifiable intangibles) without risk-weighting. As discussed below, the Bank is subject to similar capital requirements.

Under both guidelines, Tier 1 capital is defined to include common shareholders’ equity, including retained earnings; qualifying noncumulative perpetual preferred stock and related surplus; qualifying cumulative perpetual preferred stock and related surplus; minority interests in the equity accounts of consolidated subsidiaries, which are limited to a maximum of 25% of Tier 1 capital; and certain trust preferred securities. The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued before that date continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Company. Goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of the total risk-based capital guidelines Tier 2 capital, sometimes referred to as supplementary capital, is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of the total capital guideline, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. As of December 31, 2013, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 15.19% and ratio of total capital to risk-weighted assets was 16.44%.

In addition, the Federal Reserve uses a leverage ratio as an added tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their overall condition. As of December 31, 2013, the Company’s leverage ratio was 9.95%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. Federal Reserve guidelines provide that regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum when circumstances warrant. These guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The current risk-based capital guidelines that apply to the Company and the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, implemented by the Federal Reserve. In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and the Bank, subject to a phase-in period, on January 1, 2015.

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The Basel III Capital Rules also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015, will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital to risk-weighted assets.

•	8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The rules do not require a phase-out of trust preferred securities issued prior to May 19, 2010, for holding companies of depository institutions with less than $15 billion in consolidated total assets, as of December 1, 2009, which includes the Company. Therefore, the Company’s trust preferred securities that were issued prior to May 19, 2010, are permanently grandfathered in as Tier 1 or Tier 2 capital instruments,

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1st, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

•	Providing for a 100% risk weight for claims on securities firms. Eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. Management believes that, as of December 31, 2013, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approaches banking organizations, neither of which would apply to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and the FDIC issued their final guidance on policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The final guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The Federal Reserve indicated that all banking organizations are to evaluate their incentive compensation arrangements and related risk management, controls, and corporate governance processes and immediately address deficiencies in these arrangements or processes that are inconsistent with safety and soundness.

The Federal Reserve reviews, as part of their regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as ours, that are not large, complex banking organizations. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In February 2011, the Federal Reserve, the OCC, and the FDIC approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to attract, hire, retain, and motivate key employees.

First Community Bank

The Bank is a Virginia state-chartered bank supervised and regulated by the Virginia Bureau of Financial Institutions (“Virginia Bureau”). As a member of the Federal Reserve, the Bank’s primary federal regulator is the Federal Reserve Bank (“FRB”) of Richmond. The Virginia Bureau and FRB of Richmond are based in the Company’s home state of Virginia. The regulations of these agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends, and location and number of branch offices.

Restrictions on Transactions with Affiliates and Insiders

Transactions between the Bank and its non-banking subsidiaries or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act the (“FRA”). In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company.

Affiliate transactions are also subject to Section 23B of the FRA which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other non-affiliated persons. The Federal Reserve has issued Regulation W which codifies prior regulations under Sections 23A and 23B of the FRA and interpretive guidance with respect to affiliate transactions.

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the FRA, including an expanded definition of covered transactions and increased amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements, and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

The restrictions on loans to directors, executive officers, principal shareholders, and their related interests contained in the FRA and Regulation O apply to all insured institutions, their subsidiaries, and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to such persons. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets

Dividends paid by the Bank to the Company provide and are anticipated to remain the primary source of the Company’s operating funds. Capital adequacy requirements applicable to insured depository institutions serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be classified as undercapitalized. Further, prior approval of the FRB is required if cash dividends declared in any given year exceed the total of the Bank’s net profits for such year, plus its retained profits for the preceding two years. Virginia law also imposes restrictions on the ability of Virginia-chartered banks to pay dividends if such dividends would impair a bank’s paid-in capital. The payment of dividends by the Bank may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. The Virginia Bureau and the FRB of Richmond have the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice.

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

Examinations

Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examination by their appropriate banking agency and such agency may assess the institution for its costs of conducting the examination. As a state-chartered Federal Reserve member bank, the Bank is subject to examination by the Virginia Bureau and FRB of Richmond. These examinations review areas such as capital adequacy, reserves, loan portfolio quality, investments, information systems, disaster recovery, contingency planning, management practices, and other compliance issues.

Capital Adequacy Requirements

The various federal bank regulatory agencies have adopted risk-based capital requirements for assessing the capital adequacy of banks and bank holding companies. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Pursuant to the Federal Reserve’s risk-based capital requirements, state member banks are required to meet a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories for the Bank are the same as those for the Company. In addition to the risk-based capital requirements, the Federal Reserve has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets of 3.0%. The Federal Reserve has emphasized that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. See “Capital Adequacy Requirements” in the “First Community Bancshares, Inc.” section above.

Corrective Measures for Capital Deficiencies

The federal banking regulators are required to take prompt corrective action with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A well capitalized institution has a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 5.0% or higher, and is not subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. An adequately capitalized institution has a total risk-based capital ratio of 8.0% or higher, a Tier 1 risk-based capital ratio of 4.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth), and does not meet the criteria for a well capitalized bank. An undercapitalized institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%. A significantly undercapitalized institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. A critically undercapitalized institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes. The Bank was classified as well capitalized for purposes of the FDIC’s prompt corrective action regulation as of December 31, 2013.

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions, including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

As an institution’s capital decreases, the federal regulators’ enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has limited discretion in dealing with a critically undercapitalized institution and is generally required to appoint a receiver or conservator. Banks with risk-based capital and leverage ratios below the required minimums may be subject to certain administrative actions, including termination of deposit insurance upon notice and hearing or temporary suspension of insurance without a hearing if the institution has no tangible capital.

Deposit Insurance Assessments

The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Currently the FDIC utilizes a risk-based assessment system to evaluate the risk of each financial institution based on three primary sources of information: its supervisory rating, its financial ratios, and its long-term debt issuer rating, if the institution has one. The FDIC’s initial base assessment schedule can be adjusted up or down, and premiums in effect from January 1, 2010, through March 31, 2011, ranged from 12 basis points in the lowest risk category to 45 basis points for banks in the highest risk category. Effective April 1, 2011, the FDIC set initial base assessment rates from 5 basis points in the lowest risk category to 35 basis points for banks in the highest risk category.

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

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. The rules also changed the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected using the new assessment base as would be collected using the current rate schedule and the schedules previously proposed by the FDIC in October 2010. In addition, the new rules revised the risk-based assessment system for large insured depository institutions, which generally include institutions with at least $10 billion in total assets and highly complex institutions, by requiring the FDIC to use a scorecard method to calculate assessment rates for all such institutions. The Bank is not considered a highly complex institution for these purposes.

Under the Federal Deposit Insurance Act, as amended (the “FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

In addition to deposit insurance assessments by the DIF, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation (“FICO”). The FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FICO assessments are set quarterly. The Bank’s FICO assessments totaled $154 thousand in 2013 and $140 thousand in 2012. The Bank’s FDIC deposit insurance assessments and premiums totaled $1.72 million in 2013 and $1.57 million in 2012.

Safety and Soundness Standards

The FDIA requires that the federal bank regulatory agencies prescribe standards, by regulations or guidelines, relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and other operational and managerial standards the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The agencies adopted regulations that authorize them to order an institution that has been given notice by an agency not satisfying any of such safety and soundness standards to submit a compliance plan. If after being so notified an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions of the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. See “Corrective Measures for Capital Deficiencies” in the “Bank” section above.

Enforcement Powers

The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject us, including officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

Consumer Laws and Regulations

In addition to the laws and regulations discussed in this report, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, and various state counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may provide such personal information to unaffiliated third parties only if the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will be subject to these federal consumer financial laws and will continue to be examined for compliance with these laws by their primary federal banking agency.

Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted in October 2001. The USA Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money laundering transactions involving domestic or international customers. The U.S. Department of the Treasury (the “Treasury”) has issued and will continue to issue regulations clarifying the USA Patriot Act’s requirements. The USA Patriot Act requires all financial institutions, as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures of the USA Patriot Act’s anti-money laundering and Bank Secrecy Act requirements. We believe our controls and procedures were in compliance with the USA Patriot Act as of December 31, 2013.

Interstate Banking and Branching

Federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended, (the “Riegle-Neal Act”) or by adopting a law after the date of enactment of the Riegle-Neal Act and before June 1, 1997, that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

Before the enactment of the Dodd-Frank Act, national and state-chartered banks were generally permitted to branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. However, interstate branching is now permitted for all national and state-chartered banks as a result of the Dodd-Frank Act, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch, thus effectively giving out-of-state banks parity with in-state banks with respect to de novo branching.

Troubled Asset Relief Program Capital Purchase Program

On November 21, 2008, we issued and sold to the Treasury 41,500 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, and a warrant to purchase 176,546 shares of our common stock, par value $1.00 per share, for an aggregate cash purchase price of $41.50 million. The warrant was immediately exercisable upon its issuance, had an initial exercise price per share of $35.26, and a 10 year term. On June 5, 2009, we completed a public offering of our common stock to reduce the amount of shares underlying the warrant to 88,273. On July 8, 2009, we repurchased all preferred stock from the Treasury that had previously been issued. On November 23, 2011, we repurchased the warrant from the Treasury for approximately $31 thousand through our bid in a public auction that took place on November 17, 2011.

Item 1A.	Risk Factors.

The risk factors described below discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the following risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and the additional information included in, or incorporated by reference to, this report before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, the following risk factors are not intended to be an exhaustive list of all risks we face. All forward-looking statements are qualified by the risks described below.

Risks Related to Our Business

The current economic environment poses significant challenges.

The U.S. economy has faced a severe economic crisis in recent years, including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions in the U.S. continues to remain reduced and local governments and many businesses continue to experience financial difficulty. While reflecting some improvement, unemployment levels remain elevated. There can be no assurance that these conditions will continue to improve or that these conditions could worsen.

Our financial performance is generally highly dependent upon the business environment in the markets we operate, specifically Virginia and the U.S. as a whole, which includes the ability of borrowers to pay interest, repay principal on outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services we offer. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability, or increases, in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the U.S. and worldwide. Although economic conditions in Virginia, the U.S., and worldwide have improved since the recession, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. Such conditions could adversely affect the credit quality of the Bank’s loans and the Company’s business, financial condition, and results of operations.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly, the Federal Reserve. Changes in monetary policy and interest rates could influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings. Further, such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income and earnings could be adversely affected. Conversely, if interest rates received on loans and other investments fall more quickly than interest rates paid on deposits and other borrowings, our net interest income and earnings could also be adversely affected.

Our estimated allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses. Our allowance may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. The appropriate level of the allowance is determined by management and inherently involves a high degree of subjectivity and significant estimates of current credit risks and future trends, all of which may undergo material changes. Our allowance is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Management’s estimates also include considerations concerning the impact of economic events, which are uncertain. Future losses are susceptible to changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control; these losses may exceed our current estimates. Federal regulatory agencies regularly review our loans and allowance for loan losses as an integral part of the examination process. We believe our allowance for loan losses is adequate to provide for probable losses. There is no assurance that we will not, or that regulators will not require us to, increase our allowance in future periods, which could materially and adversely affect our earnings and profitability.

Non-covered nonperforming assets were $27.79 million as of December 31, 2013, $35.69 million as of December 31, 2012, and $31.0 million as of December 31, 2011. We incurred net charge-offs of $10.35 million in 2013, $6.11 million in 2012, and $9.32 million in 2011. Our provision for loan losses charged to operations was $8.21 million in 2013, $5.68 million in 2012, and $9.05 million in 2011. The provision attributed to purchased credit impaired (“PCI”) loans was $747 thousand in 2013, of which $296 thousand was included in the provision charged to operations and $451 thousand was recorded through the FDIC indemnification asset. As of December 31, 2013, our ratio of the allowance attributed to non-PCI loans to non-covered nonperforming loans was 113.92% and ratio of the allowance attributed to non-PCI loans to total non-covered loans was 1.50%. If nonperforming assets or net charge-offs increase in future periods, we may be required to increase our allowance for loan losses, which could have an adverse effect on our future results of operations.

Our level of credit risk may increase due to our focus on commercial, small business, and middle market customers who may have significant vulnerability to economic conditions.

Commercial business and real estate loans are generally considered riskier than single family residential loans because larger balances are extended to single borrowers or groups of related borrowers. Commercial business and real estate loans involve risks because the borrowers’ ability to repay the loans typically depends on the success of the business’ operations or the properties securing the loans. The majority of our commercial business loans are made to small business or middle market customers. A portion of our commercial business and real estate loans made or acquired in recent years has not experienced a complete business or economic cycle. As of December 31, 2013, our largest outstanding commercial business loan was $6.09 million and largest outstanding commercial real estate loan was $6.93 million. As of the same date, our commercial business loans totaled $101.27 million, or 5.92% of our total loan portfolio, and our commercial real estate loans totaled $759.18 million, or 44.38% of our total loan portfolio.

In addition, we hold a portfolio of commercial construction loans. Construction loans generally have a higher risk of loss primarily due to the critical nature of certain assumptions and estimates used to value the initial property value upon completion of construction compared to the estimated costs, including interest. If estimates prove inaccurate, final property values may fall below related loan amounts. While we are not currently aware of any specific, material impediments impacting any of our builder or developer borrowers, there continues to be nationwide reports of problems that adversely affect many property developers, builders, and institutions that provide those loans. If a significant number of our construction loans experience these types of difficulties, we could have adverse consequences on our future financial condition and results of operations. As of December 31, 2013, our largest outstanding commercial construction loan was $2.59 million. As of the same date, our commercial construction loans totaled $51.12 million, or 2.99% of our total loan portfolio.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include the analysis of borrowers’ prior credit histories, financial statements, tax returns, and cash flow projections; valuation of collateral based on independent appraisers’ reports; and verification of liquid assets. We believe our underwriting criteria are appropriate for the various loan types we offer; however, losses may occur on these loans that exceed the reserves established in our allowance for loan losses.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

As of December 31, 2013, securities available for sale were $519.82 million and the aggregate unrealized losses on those securities were $26.29 million. Stockholders’ equity is increased or decreased by the change in unrealized gain or loss on these securities, net of the related tax effect, through accumulated other comprehensive income (“AOCI”). The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in a decline in stockholders’ equity, book value per common share, and tangible book value per common share. The decrease is recorded even though the securities are not sold or held for sale. If a debt security is never sold and no credit impairment exists, the decrease is recovered at the security’s maturity. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time.

We conduct quarterly reviews of our securities portfolio to determine if the declines are other-than-temporary. Factors we consider in our analysis of debt securities include: our intent to sell the securities, the evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of the amortized cost, and the probable credit losses. Probable credit losses are evaluated on the present value of future cash flows; the severity and duration of the decline in fair value of the security below its amortized cost; the financial condition and near-term prospects of the issuer; whether the decline appears to be related to issuer conditions; general market, or industry conditions; the payment structure of the security; failure of the security to make scheduled interest or principal payments; and changes to the rating of the security by rating agencies. Decreases in the fair value of debt securities caused by changes in interest rates are generally considered temporary, which is consistent with our experience. If we determine that fair value decreases are other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. We recognized other-than-temporary impairment (“OTTI”) charges of $320 thousand in our debt securities portfolio in 2013.

Factors we consider in our analysis of equity securities include: our intent to sell the security before recovery of the cost; the severity and duration of the decline in fair value below cost; the financial condition and near-term prospects of the issuer; and whether the decline appears to be related to issuer conditions, general market, or industry conditions. We recognized no OTTI charges in our equity securities portfolio in 2013.

We continue to monitor the fair value of our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges in the future. Additional OTTI charges may materially affect our financial condition and earnings.

We are subject to extensive regulation, possible enforcement, and other legal action.

We operate in a highly regulated industry subject to examination, supervision, and comprehensive regulation by various federal and state governmental authorities, laws, and judicial and administrative decisions that impose requirements and restrictions on our operations. Banking regulations are primarily intended to protect depositors’

funds, federal deposit insurance funds, and the banking system as a whole, not stockholders. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, and regulatory policies, including changes in interpretation or implementation, may cause substantial and unpredictable effects, require additional costs, limit the types of financial services and products offered, or allow non-banks to offer competing financial services and products. The Dodd-Frank Act, enacted in July 2010, instituted major changes to banking and financial institutions regulatory regimes. Failure to comply with laws, regulations, and policies may result in sanctions by regulatory agencies and civil money penalties, which could have material adverse effects on our reputation, business, financial condition, and results of operations. We have policies and procedures designed to prevent violations; however, there is no assurance that violations will not occur. Existing and future laws, regulations, and policies yet to be adopted may make compliance more difficult or expensive; restrict our ability to originate, broker, or sell loans; further limit or restrict commissions, interest, and other charges earned on loans we originate or sell; and adversely affect our overall business, financial condition, and results of operations.

The Bank’s ability to pay dividends is subject to regulatory limitations, to the extent such dividends are required, that may affect the Company’s ability to pay expenses and dividends to shareholders.

The Company is a separate legal entity from the Bank. The Company currently depends on tits other subsidiaries’ and the Bank’s cash, liquidity, and payment of dividends to the Company to pay operating expenses and dividends to stockholders. There is no assurance that the Bank will have the capacity to pay dividends to the Company in the future or that the Company will not require dividends from the Bank to satisfy obligations. The Bank’s dividend payment is governed by various statutes and regulations. Depending on factors such as the Bank’s financial condition, the FRB of Richmond or the Virginia Bureau, the Bank’s primary regulators, may deem dividends or other payments an unsafe or unsound practice. If the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations, the Company may not be able to service obligations as they become due; these obligations include required payments to the Trust or dividends on our Series A Noncumulative Convertible Preferred Stock (the “Series A Preferred Stock”) or our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows, and prospects.

We face strong competition from other financial institutions, financial service companies, and organizations that offer services similar to our offerings.

We primarily conduct our operations in Virginia, West Virginia, North Carolina, South Carolina, and Tennessee. We may be unsuccessful against current and future competitors in regions that offer products and services similar to those we offer; therefore, increased competition may result in reduced loan originations and deposits. Our competitors include savings associations, national banks, regional banks, and community banks. We also face competition from finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. In particular, our competitors include state and national banks and major financial companies with resources that may provide a marketplace advantage by expanding and maintaining numerous banking locations and mounting extensive promotional and advertising campaigns.

Financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have higher lending limits that enable them to serve the credit needs of larger clients and, to the extent they are more diversified than us, may be able to offer the same products and services at more competitive rates and prices. If we are unable to attract and retain banking clients, our loan and deposit growth, general business, financial condition, and prospects may be negatively affected.

Potential acquisitions may disrupt our business and dilute stockholder value.

We may seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or the potential for improved profitability through financial management, economies of scale, or expanded services. Risks inherent in acquiring other banks, businesses, and banking branches may include the following:

•	Potential exposure to unknown or contingent liabilities of the target company,

•	Exposure to potential asset quality issues of the target company,

•	Difficulty, expense, and delays of integrating the operations and personnel of the target company,

•	Potential disruption to our business,

•	Potential diversion of management’s time and attention,

•	Loss of key employees and customers of the target company,

•	Difficulty in estimating the value of the target company,

•	Potential changes in banking or tax laws or regulations that may affect the target company,

•	Unexpected costs and delays,

•	The target company’s performance does not meet our growth and profitability expectations,

•	Limited experience in new markets or product areas,

•	Increased time, expenses, and personnel as a result of strain on our infrastructure, staff, internal controls, and management, and

•	Potential short-term decreases in profitability.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving the payment of cash or the issuance of debt or equity securities may occur at any time. Acquisitions typically involve goodwill, a purchase premium over the acquired company’s book and market values; therefore, dilution of our tangible book value and net income per common share may occur. If we are unable to realize revenue increases, cost savings, geographic or product presence growth, or other projected benefits from acquisitions, our financial condition and results of operations may be adversely affected.

We may engage in FDIC-assisted transactions.

We may acquire assets and liabilities of failed financial institutions that are in FDIC receivership. FDIC-assisted acquisitions include risks inherent in acquiring other banks, businesses, and banking branches, as well as risks specific to each transaction. FDIC-assisted acquisitions generally provide limited diligence and term negotiation and may require additional resources, expenses, and time to service acquired loans, including PCI loans, integrate personnel and operating systems, and establish processes to service acquired assets. Acquisitions may also require us to raise additional capital that could have a dilutive effect on existing stockholders. If we are unable to manage these risks, FDIC-assisted acquisitions could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to receive benefits under FDIC loss share agreements is subject to compliance with certain requirements, oversight and interpretation, and contractual term limitations.

We receive benefits under loss share agreements with the FDIC in connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in June 2012. Under these loss share agreements, the FDIC agreed to cover 80% of most loans and foreclosed real estate losses. Loans covered under the agreements represented 13.21% of our total loans held for investment as of June 30, 2012. We are subject to certain obligations under these agreements that prescribe and specify how to manage, service, report, and request reimbursement for losses incurred on covered assets. Our obligations under the loss share agreements are extensive, and failure to comply with any obligations could result in a specific asset, or group of assets, losing loss share coverage. Requests for reimbursement are subject to FDIC review and may be delayed or disallowed if we are not in compliance with our obligations. Losses projected to occur during the loss share term may not be realized until after the expiration of the applicable agreement; consequently, those losses may have a material adverse impact on our results of operations. Our current loss estimates only include those projected to occur during the loss share period we expect reimbursement from the FDIC at the applicable reimbursement rate. In addition, we are subject to FDIC audits to ensure compliance with the loss share agreements. The loss share agreements are subject to interpretation by us and the FDIC; therefore, disagreements may arise regarding the coverage of losses, expenses, and contingencies.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon the sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations.

The repeal of the federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on demand deposits to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Attractive acquisition opportunities may not be available in the future.

We expect banking and financial companies, many with significantly greater resources, to compete for the acquisition of financial services businesses. This competition could increase the price of potential acquisitions that we believe are attractive. Acquisitions are subject to various regulatory approvals, and if we fail to receive appropriate regulatory approvals we will not be able to consummate an acquisition. Our regulators consider our capital, liquidity, profitability, regulatory compliance, level of goodwill and intangible assets, and other factors when considering acquisition and expansion proposals. Future acquisitions may be dilutive to our earnings and equity per share of our common stock and Series A Preferred Stock.

Our goodwill may be determined to be impaired.

As of December 31, 2013, our carrying balance of goodwill was $105.46 million. We test goodwill for impairment on an annual basis, or more frequently if necessary, using quantitative and qualitative factors. When available, quoted market prices in active markets are the best evidence of fair value and are used as the basis for measuring impairment. Other acceptable valuation methods include present value measurements based on multiples of earnings, revenues, or similar performance measures. If the carrying amount of goodwill exceeds its implied fair value, goodwill is determined to be impaired. Impairment charges may cause an adverse affect on our earnings and financial position. We recognized no goodwill impairment in 2013.

We may lose members of our management team and have difficulty attracting skilled personnel.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people can be intense. The unexpected loss of key personnel could have a material adverse impact on our business due to the loss of certain skills, market knowledge, and industry experience and the difficulty of promptly finding qualified replacement personnel. Certain existing and proposed regulatory guidance on compensation may also negatively impact our ability to retain and attract skilled personnel.

We may be required to pay higher FDIC insurance premiums or special assessments.

Our deposits are insured up to applicable limits by the FDIC’s DIF and we are subject to deposit insurance premiums and assessments to maintain deposit insurance. We are unable to predict future insurance assessment rates; however, deterioration in our risk-based capital ratios or adjustments to base assessment rates may result in higher insurance premiums or special assessments. In addition, deterioration in banking and economic conditions and financial institution failures deplete the FDIC’s DIF and reduced the ratio of reserves to insured deposits. If the DIF is unable to meet funding requirements, increases in deposit insurance premium rates or special assessments may also be required. Future assessments, increases, or required prepayments related to FDIC insurance premiums may negatively affect our financial condition and results of operations.

We may require additional capital in the future that may not be available when needed.

We may need to raise additional capital in the future to strengthen our capital position, increase our liquidity, satisfy obligations, or pursue growth objectives. Our ability to raise additional capital depends on current conditions in capital markets, which are outside our control, and our financial performance. Certain economic conditions and declining market confidence may increase our cost of funds and limit our access to customary sources of capital, such as borrowings with other financial institutions, repurchase agreements, and availability under the FRB’s discount window. Events that limit access to capital markets and the inability to obtain capital may have a materially adverse effect on our business, financial condition, results of operations, and market value of common stock. We cannot provide any assurance that additional capital will be available, on acceptable terms or at all, in the future.

Liquidity risk could impair our ability to fund operations.

Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially negative effect on our liquidity. Access to funding, with acceptable terms, adequate to finance our activities could be impaired by factors specific to our company, such as a decline in our credit rating; an increase in the cost of capital from financial capital markets; a decrease in business activity due to adverse regulatory action or other company specific event; or a decrease in depositor or investor confidence. Our access to liquidity could also be impaired by factors that affect the general financial services industry such as a severe disruption of financial markets, negative views and expectations concerning the industry, or decreases in business activity as a result of political or environmental events.

We are subject to credit risk associated with the financial condition of other financial institutions.

Financial institutions are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies, and other institutional clients. Our ability to engage in routine funding transactions could be adversely affected by the failure, actions, and commercial soundness of other financial institutions. These transactions may expose us to credit risk if our counterparty or client defaults on their contractual obligation. Our credit risk may increase if the collateral we hold cannot be realized or liquidated at prices sufficient to recover the full amount of the loan or derivative exposure due to us. In the event of default, we may be required to provide collateral to secure the obligation to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty. Any losses resulting from our routine funding transactions may materially and adversely affect our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we foreclose on and take title to properties that secure certain loans. Hazardous or toxic substances could be found on properties we own. If substances are present, we may be liable for remediation costs, personal injury claims, and property damage and our ability to use or sell the property would be limited. We have policies and procedures in place that require environmental reviews before initiating foreclosure action on real property; however, these reviews may not detect all potential environmental hazards. Environmental laws that require us to incur substantial remediation costs, which could materially reduce the affected property’s value, and other liabilities associated with environmental hazards could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

We review our internal controls over financial reporting quarterly and enhance controls in response to these assessments, internal and external audit, and regulatory recommendations. A control system, no matter how well conceived and operated, include certain assumptions and can only provide reasonable assurance that the objectives of the control system are met. These controls may be circumvented by individual acts, collusion, or management override. Any failure or circumvention related to our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, reputation, results of operations, and financial condition.

We continue to encounter technological change.

The financial services industry continues to experience rapid technological change with the introduction of new, and increasingly complex, technology-driven products and services. In addition, the effective use of technology increases operational efficiency that enables financial service institutions to reduce costs. Our future success depends, in part, on our ability to provide products and services that satisfactorily meet the financial needs of our customers, as well as to realize additional efficiencies in our operations. We may fail to effectively use technology-driven products and services to better serve our customers and increase operational efficiency or sufficiently invest in technology solutions and upgrades to ensure systems are operating properly. Further, many of our competitors have substantially greater resources to invest in technology, which may adversely affect our ability to compete.

We are subject to information security risks associated with the use of technology.

We rely on communication and information systems, including those provided by third-party vendors, to conduct our business operations. Our security risks increase as our reliance on technology increases; consequently, the expectation to safeguard information by monitoring systems for potential failures, disruptions, and breakdowns has also increased. Risks associated with the use of technology include security breaches, operational failures and service interruptions, and reputational damages. These risks also apply to our third-party service providers. Our third-party vendors include large entities with significant market presence in their respective fields; therefore, their services could be difficult to quickly replace in the event of operational failures or service interruption.

We rely on our technology-driven systems to conduct daily business and accounting operations that include the collection, processing, and retention of confidential financial and client information. We may be vulnerable to security breaches, such as employee error, cyber attacks, and viruses, beyond our control. In addition to security breaches, programming errors, vandalism, natural disasters, terrorist attacks, and third-party vendor disruptions may cause operational failures and service interruptions to our communication and information systems. Further, our systems may be temporarily disrupted during the period of implementation or upgrade. Security breaches and service interruptions related to our information systems could damage our reputation, which may cause us to lose customers, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability.

We periodically review our information security policies, procedures, disaster recovery plans, and financial condition of third-party vendors; however, there is no assurance that security risks will not occur, or if they do occur that our processes and procedures are implemented properly to accurately address such risks. Security risks, including those of third-party vendors, could affect our ability to deliver products and services to our customers, cause us to incur significant expense, or damage our reputation, which may have a material adverse effect on our financial condition and results of operations.

We may be subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support the Company’s day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Company’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Company by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time consuming, disruptive to the Company’s operations, and distracting to management. If the Company is found to infringe upon one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third party. In certain cases, the Company may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses. If legal matters related to intellectual property claims were resolved against the Company or settled, the Company could be required to make payments in amounts that could have a material adverse effect on its business, financial condition, and results of operations.

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. In addition, such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in a loss of revenue, and/or cause us to incur additional expenses. Any such events could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Associated with Our Common Stock

Our common stock price can be volatile.

Stock price volatility may make it more difficult for holders of tour common stock to resell when desired. Our common stock price can fluctuate significantly in response to a variety of factors, including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem us comparable to.

•	News reports relating to trends, concerns, and other issues in the financial services industry.

•	Perceptions in the marketplace regarding our Company and/or competitors.

•	New technology used, or services offered, by competitors.

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by, or involving, our Company or competitors.

•	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

•	Changes in government regulations.

•	Geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors, political conditions, and general economic conditions and events, such as economic slowdowns, recessions, interest rate changes, or credit loss trends, could also cause our common stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the NASDAQ, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions, over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the our stock price to fall.

We may not continue to pay dividends on our common stock in the future.

Our common stockholders are only entitled to receive dividends when declared by our Board of Directors out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so, and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. Also, the Company is a financial holding company and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, holders of our common stock could lose some, or all, of their investment.

Certain banking laws may have an anti-takeover effect.

Provisions of federal banking laws, including regulatory approval requirements, could make it more difficult to be acquired by a third party, even if perceived to be beneficial to our shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which could adversely affect the market price of our common stock.

Our Series A Preferred Stock ranks senior to our common stock.

On May 20, 2011, we completed the private placement of 18,921 shares of our Series A Preferred Stock, which carries a 6% dividend rate. Each share of Series A Preferred Stock is convertible into 69 shares of our common stock at any time and mandatorily converts after five years. We may redeem the Series A Preferred Stock at face value after May 20, 2014, the third anniversary. The Series A Preferred Stock ranks senior to shares of our common stock. As a result, we make dividend payments on our Series A Preferred Stock before our common stock, and in the event of bankruptcy, dissolution, or liquidation, the holders of Series A Preferred Stock will be satisfied before distributions are made to holders of our common stock. If we do not remain current in the payment of dividends on the Series A Preferred Stock, dividends may not be paid on our common stock. In addition, dividends declared on the Series A Preferred Stock reduce any net income available to our common stockholders and earnings per common share. As of December 31, 2013, 15,251 shares of Series A Preferred Stock were outstanding.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located at One Community Place, Bluefield, Virginia. Including our corporate headquarters, we operated 71 banking centers, loan production, administrative, and other financial services offices through our community bank subsidiary, the Bank. The Bank operated 70 banking centers throughout Virginia, West Virginia, North Carolina, Tennessee, and South Carolina as of December 31, 2013, of which 49 properties were owned and 21 properties were leased or located on leased land. Greenpoint’s headquarters is located at 711 Gallimore Dairy Road, High Point, North Carolina. Including the headquarters, our insurance subsidiary operated 9 offices throughout Virginia, West Virginia, and North Carolina as of December 31, 2013, of which 1 was owned, 4 were leased, and 4 were located within our banking centers. There were no mortgages or liens against any properties. A list of all branch and ATM locations can be found on our website at www.fcbinc.com. Information contained on our website is not part of this report. See Note 8, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

Item 3.	Legal Proceedings.

We are currently a defendant in various legal actions and asserted claims in the normal course of business. Although we are unable to assess the ultimate outcome of each of these matters with certainty, we are of the belief that the resolution of these actions should not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC”. As of February 28, 2014, there were 2,847 record holders and 18,384,279 outstanding shares of our common stock. The following table presents the quarterly high and low stock prices and cash dividends paid per share on our common stock during the periods indicated:

	Year Ended December 31,
	2013			2012
	Market Price		Cash Dividends per Common Share	Market Price		Cash Dividends per Common Share
	High	Low		High	Low
First quarter	$16.27	$15.20	$0.12	$13.85	$11.86	$0.10
Second quarter	15.76	14.82	0.12	14.43	11.85	0.11
Third quarter	17.85	15.05	0.12	15.84	13.91	0.11
Fourth quarter	17.64	15.57	0.12	16.22	14.25	0.11

The Company’s ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to the holding company, which is subject to various regulatory restrictions and limitations. See “Regulatory Restrictions on Dividends; Source of Strength” in the “Regulation and Supervision – First Community Bancshares, Inc.” section and “Restrictions on Distribution of Subsidiary Bank Dividends and Assets” in the “Regulation and Supervision – First Community Bank” section in Part I, Item 1 of this report. We pay dividends on our common stock only if all accrued and unpaid dividends are fully paid on our outstanding Series A Preferred Stock. There were 15,251 shares of Series A Preferred Stock outstanding as of December 31, 2013, and 17,421 shares outstanding as of December 31, 2012. Cash dividends paid on Series A Preferred Stock totaled $992 thousand in 2013, $1.12 million in 2012, and $558 thousand in 2011. Cash dividends paid on common stock totaled $9.48 million in 2013, $8.16 million in 2012, and $7.16 million in 2011. Cash dividends paid per share on common stock totaled $0.48 in 2013, $0.43 in 2012, and $0.40 in 2011.

Purchases of Equity Securities

On October 22, 2013, our Board of Directors approved changes to our stock repurchase plan to authorize the repurchase and retention of up to 3,000,000 shares of our outstanding common stock, an increase of 1,900,000 shares. Share repurchases may be made from time to time on the open market or in privately negotiated transactions. We repurchased 1,739,601 shares in 2013 and 67,438 shares in 2012 under the plan. As of February 28, 2014, 131,500 shares had been repurchased in 2014.

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

October 1-31, 2013	108,504	$16.77	108,504	2,301,745
November 1-30, 2013	1,107,905	16.47	1,107,905	1,196,459
December 1-31, 2013	188,000	16.52	188,000	1,021,522

Total	1,404,409	$16.50	1,404,409

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 3,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 1,978,478 shares in treasury as of December 31, 2013.

Stock Performance Graph

The following graph, compiled by SNL Financial LC (“SNL”), compares our cumulative total shareholder return on our common stock for the five-year period ended December 31, 2013, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and SNL’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 47 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume reinvestment of dividends.

	Year Ended December 31,
	2008	2009	2010	2011	2012	2013
First Community Bancshares, Inc.	100.00	35.40	45.18	38.97	51.44	55.45
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Composite Index	100.00	145.36	171.74	170.38	200.63	281.22
SNL Asset & Regional Peer Group(1)	100.00	79.57	84.30	74.75	83.80	122.51

(1)

Includes the following institutions: 1st United Bancorp, Inc.; American National Bankshares Inc.; Ameris Bancorp; Bank of the Ozarks, Inc.; BNC Bancorp; Burke & Herbert Bank & Trust Company; Capital City Bank Group, Inc.; Cardinal Financial Corporation; Carter Bank & Trust; CenterState Banks, Inc.; City Holding Company; CNLBancshares, Inc.; Colony Bankcorp, Inc.; Community Bankers Trust Corporation; CommunityOne Bancorp; Eastern Virginia Bankshares, Inc.; Fidelity Southern Corporation; First Bancorp;

First Citizens Bancshares, Inc.; First Security Group, Inc.; First Southern Bancorp, Inc.; Great Florida Bank; Hamilton State Bancshares, Inc.; Hampton Roads Bankshares, Inc.; Home BancShares, Inc.; Middleburg Financial Corporation; Monarch Financial Holdings, Inc.; National Bankshares, Inc.; NewBridge Bancorp; Palmetto Bancshares, Inc.; Park Sterling Corporation; Peoples Bancorp of North Carolina, Inc.; Premier Financial Bancorp, Inc.; Seacoast Banking Corporation of Florida; Simmons First National Corporation; Southeastern Bank Financial Corporation; Southern BancShares (N.C.), Inc.; State Bank Financial Corporation; Stonegate Bank; Summit Financial Group, Inc.; TowneBank; Union First Market Bankshares Corporation; USAmeriBancorp, Inc.; Virginia Commerce Bancorp, Inc.; WashingtonFirst Bankshares, Inc.; Wilson Bank Holding Company; and Yadkin Financial Corporation. The returns of each of the foregoing institutions have been weighted according to their respective stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

The following table presents our consolidated selected financial data, derived from audited financial statements, as of and for the five years ended December 31, 2013. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2013	2012	2011	2010	2009
Selected Balance Sheet Data
Investment securities	$520,388	$535,174	$485,920	$484,701	$493,511
Loans held for sale	883	6,672	5,820	4,694	11,576
Loans held for investment, net of unearned income	1,710,721	1,724,653	1,396,067	1,386,206	1,393,931
Allowance for loan losses	24,077	25,770	26,205	26,482	24,277
Total assets	2,602,514	2,728,867	2,164,789	2,244,238	2,273,283
Average assets	2,661,602	2,510,931	2,195,639	2,263,055	2,228,910
Deposits	1,950,742	2,030,175	1,543,467	1,620,955	1,645,960
Borrowings	300,396	313,553	295,141	332,087	352,558
Total liabilities	2,273,908	2,372,544	1,859,060	1,974,360	2,021,016
Preferred stock	15,251	17,421	18,921	—	—
Total stockholders’ equity	328,606	356,323	305,729	269,878	252,267
Average stockholders’ equity	355,611	334,901	295,150	269,446	244,137

Summary of Operations
Interest income	$109,476	$109,656	$94,176	$103,582	$107,934
Interest expense	17,834	19,600	22,147	29,725	38,682
Net interest income	91,642	90,056	72,029	73,857	69,252
Provision for loan losses charged to operations	8,208	5,678	9,047	14,757	15,801
Noninterest income	29,771	36,710	35,534	40,508	(53,677)
Noninterest expense	78,985	78,383	68,915	69,943	66,624
Income tax expense (benefit)	10,908	14,128	9,573	7,818	(28,154)
Net income (loss)	23,312	28,577	20,028	21,847	(38,696)
Dividends on preferred stock	1,024	1,058	703	—	2,160
Net income (loss) available to common shareholders	22,288	27,519	19,325	21,847	(40,856)

Selected Share and Per Share Data
Basic earnings (loss) per common share	$1.13	$1.44	$1.08	$1.23	$(2.75)
Diluted earnings (loss) per common share	1.11	1.40	1.07	1.23	(2.75)
Book value per common share at year-end (1)	16.79	16.76	15.96	15.11	14.20
Cash dividends per common share	0.48	0.43	0.40	0.40	0.30

Weighted average basic shares outstanding	19,792,099	19,127,065	17,877,421	17,802,009	14,868,547
Weighted average diluted shares outstanding	20,961,800	20,419,569	18,687,521	17,815,106	14,868,547

Selected Ratios
Return on average assets	0.84%	1.10%	0.88%	0.97%	-1.83%
Return on average common equity	6.57%	8.70%	6.81%	8.11%	-16.73%
Average equity to average assets	13.36%	13.34%	13.44%	11.91%	10.95%
Dividend payout	42.62%	29.89%	37.00%	32.52%	NM (2)
Total risk-based capital ratio	16.44%	16.70%	18.15%	15.33%	13.81%
Tier 1 risk-based capital ratio	15.19%	15.44%	16.89%	14.07%	12.56%
Leverage ratio	9.95%	9.96%	11.50%	9.44%	8.51%

(1)	Book value per common share is defined as stockholders’ equity divided by as-converted common shares outstanding.
(2)	NM – Not meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. This MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements and accompanying notes, as well as other financial information included in this report.

Executive Overview

First Community Bancshares, Inc. (“the Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates under the trade names First Community Bank in West Virginia, Virginia, and North Carolina and Peoples Community Bank, a Division of First Community Bank, in Tennessee and South Carolina. The Bank has positioned itself as a regional community bank that provides an alternative to larger banks, which often place less emphasis on personal relationships, and smaller community banks, which lack the capital and resources to efficiently serve customer needs. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), which operates under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr &Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division.

Our efforts are focused on building financial partnerships and creating more enduring and complete relationships with businesses and individuals through a personal and local approach to banking and financial services. Our operations are guided by a strategic plan focusing on organic growth that may be supplemented by strategic acquisitions. While our mission remains that of a community bank, management believes that entry into new markets may accelerate our growth rate by diversifying the demographics of our customer base and by generally increasing our sales and service network.

Economy

The regional economies we operate in have shown positive and stable aspects; however, there have been significant declines in residential development and construction activity, which are consistent with national trends. These declines have led to contraction in areas that have historically been important components of our lending activities. The following list summarizes information related to the regional economies we operate in:

•

West Virginia and Southwest Virginia – These economies have significant exposure to extractive industries, such as coal, timber, and natural gas. Unemployment levels have generally been lower than the national average.

•

Central North Carolina – This economy has suffered in recent years due to foreign competition in the furniture and textile industries and consolidation in the financial services industry. Despite these detractions, these economies continue to benefit from large regional and national companies operating in the Triad and Central Piedmont regions.

•	Southeastern North Carolina and Northeastern South Carolina – These economies benefit from tourism and military activities.

•	Central Virginia – This economy has, in recent years, benefited from key corporate and government activities.

•	Eastern Tennessee – This economy continues to benefit from the stability of higher education, healthcare services, and tourism.

Competition

We continue to encounter strong competition for growth in loans and deposits and increased market share. Many of the markets we target are being entered into by other banks located in nearby and distant markets. The expansion of banks, credit unions, and other non-depository financial institutions over recent years has intensified competitive pressures on core deposit generation and retention. Competitive factors that impact our Company include pressure on interest yields, product fees, loan structure, and loan terms; however, we have countered these pressures with our relationship style of banking, competitive pricing, cost efficiencies, and disciplined approach to loan underwriting.

Recent Acquisition and Divestiture Activity

On June 8, 2012, we entered into a purchase and assumption agreement with loss share arrangements with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw Bank (“Waccamaw”), a full service community bank headquartered in Whiteville, North Carolina. Under the loss share agreements, the FDIC covers 80% of most loan and foreclosed real estate losses. Waccamaw’s results of operations are included in the consolidated financial statements from the date of acquisition. As a result of the acquisition, the comparison between 2012 and 2011 is impacted by increased levels of assets, liabilities, income, and expense. At acquisition, Waccamaw had total assets of approximately $500.64 million, loans of $318.35 million, and deposits of $414.13 million. Goodwill recorded in connection with the acquisition was $10.62 million.

On May 31, 2012, we completed the acquisition of Peoples Bank of Virginia (“Peoples”), a full service community bank headquartered in Richmond, Virginia. Peoples’ results of operations are included in the consolidated financial statements from the date of acquisition. As a result of the acquisition, the comparison between 2012 and 2011 is impacted by increased levels of assets, liabilities, common stock, income, and expense. At acquisition, Peoples had total assets of approximately $275.76 million, loans of $184.84 million, and deposits of $232.75 million. Goodwill recorded in connection with the acquisition was $10.32 million.

We issued cash consideration of $150 thousand in 2013 to purchase one insurance agency. We received aggregate cash proceeds of $1.58 million in 2011 from the sale of two insurance agencies. Acquisition and divestiture activity associated with insurance agencies is included in the consolidated financial statements from the transaction date; therefore, comparisons between fiscal years are impacted by varying levels of assets, liabilities, income, and expense.

Insurance Services

We offer insurance services through Greenpoint, a full-service insurance agency that provides commercial and personal lines of insurance. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. Commission revenue totaled $5.93 million in 2013, an increase of $190 thousand, or 3.31%, compared to the same period of 2012, which is due to an increase in direct bill property and casualty insurance income. Commission revenue totaled $5.74 million in 2012, a decrease of $454 thousand, or 7.33%, compared to the same period of 2011. The decrease in revenue reflects the sale of two agency offices during 2011.

Wealth Management Services

We offer trust management, estate administration, and investment advisory services through FCWM and the Bank’s Trust Division, which reported combined assets under management of $706 million as of December 31, 2013, and $876 million as of December 31, 2012. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The decrease in managed assets is attributed to FCWM. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States and conform to general practices within the banking industry. Our financial position and results of operations require management to make judgments and estimates to develop the amounts reflected and disclosed in the consolidated financial statements. Different assumptions in the application of these estimates could result in material changes to our consolidated financial position and consolidated results of operations. Estimates, assumptions, and judgments are based on historical experience and other factors including expectations of future events believed to be reasonable under the circumstances that are periodically evaluated. These estimates are generally necessary when assets and liabilities are required to be recorded at estimated fair value, a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or establishment of a valuation reserve, or an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or, when available, are provided by third-party sources. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of financial modeling techniques and appraisal estimates.

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 8, “Financial Statements and Supplementary Data,” of this report. See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this report. These policies may involve significant estimates and assumptions that have a material impact on our financial condition or operating performance due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, we have identified the establishment and determination of investment securities, the allowance for loan losses, business combinations, intangible assets, and income taxes as the accounting areas that require the most subjective or complex judgments.

Investment Securities

Independent third parties are used to determine the fair values of our investment securities. Inputs provided by third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. We review our investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). The analysis differs depending upon the type of investment security being analyzed. Considerations in determining whether a security is other-than-temporarily impaired include, among others, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, or whether it is more likely than not we will be required to sell the security before recovering its fair value; the severity of the loss and the length of time fair value has been below amortized cost; the expectation of the security’s future performance; and the creditworthiness of the security’s issuer. If the impairment is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report.

Allowance for Loan Losses

Our quarterly review of the allowance methodology and relevant factors serves as the primary means management evaluates the adequacy of the allowance for loan losses. The determination of our allowance for loan losses requires management to make significant estimates and assumptions. While management utilizes its best judgment and available information, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of regulatory authorities. These uncertainties may result in material changes to the allowance for loan losses in the near term; however, the amount of the change cannot reasonably be estimated.

The Company’s allowance for loan losses consists of reserves assigned to specific loans and credit relationships and general reserves assigned to loans not separately identified that have been segmented into groups with similar risk characteristics, according to our internal risk grades. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. Factors considered in this evaluation include, but are not limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. Individually significant loans require additional analysis such as the borrower’s underlying cash flow and capacity for debt repayment, specific business conditions, and value of secondary sources of repayment; consequently, this analysis may result in the identification of weakness and a corresponding need for a specific reserve.

Third-party collateral valuations are regularly obtained and evaluated to assist management in determining potential credit impairment and the amount of impairment to record. Internal collateral valuations are generally performed within two to four weeks of identifying the initial potential impairment. The internal evaluation compares the original appraisal to current local real estate market conditions and considers experience and expected liquidation costs. When a third-party evaluation is received, it is reviewed for reasonableness. Once the evaluation is reviewed and accepted, discounts are applied to fair market value, based on, but not limited to, our historical liquidation experience for like collateral, resulting in an estimated net realizable value. The estimated net realizable value is compared to the outstanding loan balance to determine the appropriate amount of specific impairment reserve. Specific reserves are generally recorded for impaired loans while third-party evaluations are in process and for impaired loans that continue to make some form of payment. While waiting for receipt of the third-party appraisal, we regularly review the relationship to identify any potential adverse developments and begin the tasks necessary to gain control of the collateral and prepare it for liquidation, including, but not limited to, engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate.

Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan, less the specific reserve, is any downward adjustment to appraised value that we determine appropriate, such as the costs to sell the property and a deflator for the devaluation of property when banks are the sellers. Impaired loans that do not meet the aforementioned criteria and do not have a specific reserve have typically been written down through partial charge-offs to net realizable value. Based on prior experience, the Company rarely returns loans to performing status after they have been partially charged off. Credits identified as impaired move quickly through the process towards ultimate resolution except in cases involving bankruptcy and various state judicial processes, which may extend the time for ultimate resolution.

An independent third party is used to assist management in the determination of the changes in cash flows, and the amount of possible impairment, related to our purchased performing loans and purchased credit impaired (“PCI”) loan pools. PCI loan pools are evaluated separately from non-PCI loans in the determination of the allowance. See Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

Business Combinations

The Company may engage in business combinations with other companies. In accordance with the acquisition method of accounting, all identifiable acquired assets, including purchased loans, and liabilities are recorded at fair value. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. Management makes significant estimates and exercises significant judgment in accounting for business combinations. Any excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the price of the acquired business is less than the net assets acquired, a gain on the purchase is recorded. Financial assets and liabilities are typically valued using discount models that apply current discount rates to streams of cash flow. Valuation methods require the use of assumptions, which can result in alternate valuations, varying levels of goodwill, or bargain purchase gains, and in some cases amortization expense or accretion income. Management must also make estimates for the useful or economic lives of certain acquired assets and liabilities. We review the purchased loan portfolio quarterly for changes in cash flows and possible impairment using input provided from an independent third party. Management’s assumptions regarding purchased loans and intangible assets may significantly influence the allowance for loan losses. See Note 2, “Acquisitions, Divestitures, and Branching Activity,” and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The Company may also engage in FDIC-assisted business combinations. In 2012, we entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the customer deposits and certain liabilities of Waccamaw. Pursuant to the loss share agreements, the FDIC agreed to cover 80% of covered assets consisting of most loan and other real estate losses. Gains and recoveries on covered assets offset prior losses and are reimbursed to the FDIC at the loss share percentage at the time of recovery. The loss share agreement for single family covered assets provides FDIC loss sharing and recovery reimbursement to the FDIC for ten years. The loss share agreement for commercial covered assets provides for FDIC loss sharing for five years and recovery reimbursement to the FDIC for eight years. In accordance with the acquisition method of accounting, the FDIC indemnification asset was recorded at fair value using projected cash flows based on expected reimbursements and the applicable loss share percentages. We incur expenses related to covered assets, and certain of these costs are reimbursable from the FDIC through monthly and quarterly claims we submit. Estimated reimbursements from the FDIC are netted against covered expenses in the statements of income. We regularly review the fair value of the FDIC indemnification asset with input from a third-party provider. Post-acquisition adjustments to the indemnification asset are measured on the same basis as the underlying covered assets. See Note 7, “FDIC Indemnification Asset,” to the Consolidated Financial Statements in Item 8 of this report.

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is allocated to the appropriate reporting unit when acquired. We maintain two reporting units, Community Banking and Insurance Services. Goodwill is tested annually in the fourth quarter using a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount. Qualitative factors may include macroeconomic conditions, industry and market considerations, our overall financial performance, and changes in our stock price. If we conclude that it is more likely than not that the fair value of either reporting unit is less than its carrying amount, we perform a two-step quantitative goodwill impairment test. Step 1 consists of calculating and comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of a reporting unit is greater than its calculated fair value, goodwill impairment may exist and Step 2 is required to determine the amount of the impairment loss.

Core deposit intangible assets represent the future earnings potential of acquired deposit relationships. These deposits are amortized over their estimated remaining useful lives, as determined by management. Other identifiable intangible assets primarily represent the rights arising from contractual arrangements and are amortized using the straight-line method. See Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

Income Taxes

The establishment of provisions for federal and state income taxes is a complex area of accounting that involves the use of judgments and estimates in applying relevant tax statutes. We operate in multiple state tax jurisdictions, which requires the appropriate allocation of income and expense to each state based on a variety of apportionment or allocation bases. In addition, audits by federal and state tax authorities may reveal liabilities that differ from our estimates and provisions. We continually evaluate our exposure to possible tax assessments arising from audits and record an estimate of possible exposure based on current facts and circumstances.

Deferred tax assets and liabilities are measured using enacted income tax rates applicable to the period temporary differences are expected to be realized or settled. As changes in tax laws and rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. When evidence indicates that it is more likely than not that some, or all, of the deferred tax asset will not be recovered, the carrying value of the asset may be reduced by a valuation allowance. Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes. See Note 16, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

Performance Overview

Highlights of our results of operations in 2013 and financial condition as of December 31, 2013, include the following:

•	We repurchased 1,739,601 shares of our common stock in 2013.

•	The non-covered loan portfolio increased $15.73 million compared to year end 2012.

•	Specific reserves in the allowance for loan losses decreased $329 thousand, or 5.88%, compared to year end 2012 as a result of resolution activity on nonperforming loans.

•	Non-covered nonperforming loans as a percentage of total non-covered loans decreased 10 basis points to 1.87% compared to year end 2012.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

				2013 Compared to 2012		2012 Compared to 2011
(Amounts in thousands, except per share data)	Year Ended December 31,			Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2013	2012	2011
Net income	$23,312	$28,577	$20,028	$(5,265)	-18.42%	$8,549	42.69%
Net income available to common shareholders	22,288	27,519	19,325	(5,231)	-19.01%	8,194	42.40%
Basic earnings per common share	1.13	1.44	1.08	(0.31)	-21.53%	0.36	33.33%
Diluted earings per common share	1.11	1.40	1.07	(0.29)	-20.71%	0.33	30.84%
Return on average assets	0.84%	1.10%	0.88%	-0.26%	-23.64%	0.22%	25.00%
Return on average common equity	6.57%	8.70%	6.81%	-2.13%	-24.48%	1.89%	27.75%

2013 Compared to 2012. Net income decreased in 2013 due to net amortization related to the FDIC indemnification asset, an increased provision for loan losses, a one-time contractual severance payment, and a decrease in other operating income resulting from an out-of-period adjustment in 2012. These decreases were offset by a reduction in merger related expenses and a decline in interest expense on deposits and borrowings.

During our core system conversion in 2012, we discovered that certain loan charge-offs reported in prior periods, beginning in 2007, were overstated due to not recognizing the impact of interest payments that had been applied to principal for loans on nonaccrual status. The overstated charge-offs resulted in an overstated provision for loan losses and corresponding understated pre-tax income. Annual pre-tax income was understated $938 thousand in 2011, $639 thousand in 2010, and $321 thousand in 2009. Charge-offs were overstated $2.39 million between 2007 and 2011. Management analyzed the error and determined that prior years were not materially misstated and correcting the error in 2012 would not materially misstate 2012 results. We recorded a $2.39 million increase (“out-of-period adjustment”) to other income in 2012 to correct the understatement of pre-tax income.

2012 Compared to 2011. Net income increased in 2012 due to a significant rise in loan interest income from the Peoples and Waccamaw acquisitions, a reduced provision for loan losses, a decrease in interest expense on deposits, and an increase in other operating income resulting from the out-of-period adjustment. These increases were offset by the recognition of merger expenses from the Peoples and Waccamaw acquisitions, a decrease in the net gain on sale of securities, and an increase in salaries and employee benefits resulting from the expanded branch network.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 75.48% of total net interest and noninterest income in 2013, 71.04% in 2012, and 66.96% in 2011. For the following discussion, net interest income is presented on a tax equivalent basis to provide a comparison among all types of interest earning assets. The tax equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although non-GAAP, management believes this financial measure is more widely used in the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. We use this non-GAAP financial measure to monitor net interest income performance and manage the composition of our balance sheet. The following table presents our average consolidated balance sheets in the periods indicated:

	Year Ended December 31,
	2013			2012			2011
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans (2)	$1,699,614	$96,768	5.69%	$1,611,557	$96,803	6.01%	$1,382,097	$80,742	5.84%
Securities available for sale	543,697	15,184	2.79%	502,416	15,170	3.02%	434,583	15,775	3.63%
Securities held to maturity	667	54	8.10%	2,622	171	6.52%	3,999	333	8.32%
Interest-bearing deposits	63,566	211	0.33%	77,851	259	0.33%	116,063	285	0.25%

Total earning assets	2,307,544	$112,217	4.86%	2,194,446	$112,403	5.12%	1,936,742	$97,135	5.01%
Other assets	354,058			316,485			258,897

Total assets	$2,661,602			$2,510,931			$2,195,639

Liabilities
Interest-bearing deposits
Demand deposits	$361,979	$240	0.07%	$306,019	$185	0.06%	$277,263	$431	0.16%
Savings deposits	516,247	584	0.11%	471,406	556	0.12%	410,240	886	0.22%
Time deposits	772,741	7,999	1.04%	776,901	9,231	1.19%	682,997	11,471	1.68%

Total interest-bearing deposits	1,650,967	8,823	0.53%	1,554,326	9,972	0.64%	1,370,500	12,788	0.93%
Borrowings
Federal funds purchased	632	2	0.32%	490	2	0.41%	77	—	0.00%
Retail repurchase agreements	69,141	265	0.38%	78,608	449	0.57%	83,564	544	0.65%
Wholesale repurchase agreements	53,118	1,890	3.56%	55,163	2,023	3.67%	50,000	1,887	3.77%

FHLB advances and other borrowings	168,399	6,854	4.07%	175,333	7,154	4.08%	168,988	6,928	4.10%

Total borrowings	291,290	9,011	3.09%	309,594	9,628	3.11%	302,629	9,359	3.09%

Total interest-bearing liabilities	1,942,257	17,834	0.92%	1,863,920	19,600	1.05%	1,673,129	22,147	1.32%

Noninterest-bearing demand deposits	342,919			286,950			223,233
Other liabilities	20,815			25,160			4,127

Total liabilities	2,305,991			2,176,030			1,900,489
Stockholders’ equity	355,611			334,901			295,150

Total liabilities and equity	$2,661,602			$2,510,931			$2,195,639

Net interest income, tax equivalent		$94,383			$92,803			$74,988

Net interest rate spread (3)			3.94%			4.07%			3.69%

Net interest margin (4)			4.09%			4.23%			3.87%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.

The following table presents the impact on tax equivalent net interest income resulting from changes in volume, the average volume times the prior year’s average rate; rate, the average rate times the prior year’s average volume; and rate/volume, the average volume column times the change in average rate, in the periods indicated:

	Year Ended December 31, 2013 Compared to 2012 Dollar Increase (Decrease) due to				Year Ended December 31, 2012 Compared to 2011 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest earned on (1):
Loans	5,292	(5,157)	(170)	(35)	13,401	2,349	311	16,061
Securities available for sale	1,246	(1,155)	(77)	14	2,462	(2,651)	(416)	(605)
Securities held to maturity	(127)	41	(31)	(117)	(115)	(72)	25	(162)
Interest-bearing deposits with other banks	(47)	—	(1)	(48)	(95)	93	(24)	(26)

Total interest-earning assets	6,364	(6,271)	(279)	(186)	15,653	(281)	(104)	15,268

Interest paid on (1):
Demand deposits	33	31	(9)	55	46	(277)	(15)	(246)
Savings deposits	54	(47)	21	28	134	(410)	(54)	(330)
Time deposits	(50)	(1,165)	(17)	(1,232)	1,578	(3,347)	(471)	(2,240)
Federal funds purchased	—	—	—	—	—	—	2	2
Retail repurchase agreements	(54)	(149)	19	(184)	(32)	(67)	4	(95)
Wholesale repurchase agreements	(75)	(61)	3	(133)	195	(50)	(9)	136
FHLB advances and other Borrowings	(282)	(18)	—	(300)	260	(34)	—	226

Total interest-bearing liabilities	(374)	(1,409)	17	(1,766)	2,181	(4,185)	(542)	(2,547)

Change in net interest income, tax equivalent	6,738	(4,862)	(296)	1,580	$13,472	$3,904	$439	$17,815

(1)	Fully taxable equivalent at the rate of 35%.

The following table reconciles the differences between net interest income under GAAP and net interest income on a tax equivalent basis in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net interest income, GAAP basis	$91,642	$90,056	$72,029
Tax equivalent adjustment (1)	2,741	2,747	2,959

Net interest income, tax equivalent	$94,383	$92,803	$74,988

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure is the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

Interest and yield on loans include accretion income from the Peoples and Waccamaw acquired loan portfolios. We expect the purchase accounting interest accretion to continue to decline in future periods due to acquired portfolio attrition. The following table presents net interest margin and related average balance sheet information excluding the impact of purchase accounting accretion in the periods indicated:

	Year Ended December 31,
	2013		2012		2011
(Amounts in thousands)	Interest (1)	Average Yield/ Rate (1)	Interest (1)	Average Yield/ Rate (1)	Interest (1)	Average Yield/ Rate (1)
Earning assets
Loans (2)	$96,768	5.69%	$96,803	6.01%	$80,742	5.84%
Accretion income	14,726		12,871		—
Less: cash accretion income	7,023		4,158		—

Non-cash accretion income	7,703		8,713		—

Loans, excluding non-cash accretion	89,065	5.24%	88,090	5.47%	80,742	5.84%
Other earning assets	15,449	2.54%	15,600	2.68%	16,393	2.96%

Total earning assets	104,514	4.53%	103,690	4.73%	97,135	5.01%
Total interest-bearing liabilities	17,834	0.92%	19,600	1.05%	22,147	1.32%

Net interest income, tax equivalent	$86,680		$84,090		$74,988

Net interest rate spread (3), less non-cash accretion		3.61%		3.67%		3.69%

Net interest margin (4), less non-cash accretion		3.76%		3.83%		3.87%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

2013 Compared to 2012. Net interest income under GAAP increased $1.59 million, or 1.76%, and tax equivalent net interest income increased $1.58 million, or 1.70%, in 2013. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 13 basis point decrease in the net interest rate spread and a 14 basis point decrease in the net interest margin.

Loan interest accretion stemming from the Peoples and Waccamaw acquisitions totaled $14.73 million in 2013 and $12.87 million in 2012. Interest accretion income received in cash totaled $7.02 million in 2013 and $4.16 million in 2012. Excluding non-cash accretion income, the yield on loans decreased 23 basis points in 2013, which compares to a decrease of 31 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 7 basis points in 2013, which compared to a decrease of 14 basis points under GAAP. We expect the effect of accretion income on acquired loans to be significantly less in future periods.

Average earning assets increased $113.10 million, or 5.15%, in 2013 primarily resulting from a full year impact of the increased loan portfolio from the Peoples and Waccamaw acquisitions and loan growth in our non-acquired portfolio. The yield on earning assets decreased 26 basis points in 2013, which was largely due to a 32 basis point decrease in the yield on loans, due to the continued low rate environment, and a 23 basis point decrease in the yield on available-for-sale securities, due to new investment and reinvestment of sales proceeds, maturities, prepayments, and cash in lower yielding securities. As of December 31, 2013, other earning assets included held-to-maturity securities, that continued to decline as they were called or matured and not replaced, and interest-bearing deposits with banks, primarily comprised of excess liquidity kept at the Federal Reserve Bank (“FRB”) of Richmond bearing overnight market rates.

As of December 31, 2013, interest-bearing liabilities included interest-bearing deposits; federal funds purchased; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; Federal Home Loan Bank (“FHLB”) advances; and other borrowings. Average interest-bearing liabilities increased $78.34 million, or 4.20%, in 2013 primarily resulting from a full year impact of the increased deposit portfolio from the Peoples and Waccamaw acquisitions. The yield on interest-bearing liabilities decreased 13 basis points in 2013, which was largely due to an 11 basis point decrease in the rate on interest-bearing deposits. Average interest-bearing deposits increased $96.64 million, or 6.22%, in 2013. Average interest-bearing demand deposits increased $55.96 million, or 18.29%, and savings deposits, which include money market accounts and savings accounts, increased $44.84 million, or 9.51%, in 2013 while average time deposits decreased $4.16 million. Average borrowings decreased $18.30 million, or 5.91%, in 2013 largely due to the prepayment of FHLB borrowings of $11.47 million and wholesale repurchase agreements of $8.15 million acquired from Waccamaw.

2012 Compared to 2011. Net interest income under GAAP increased $18.03 million, or 25.03%, and tax equivalent net interest income increased $17.82 million, or 23.76%, in 2012. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 38 basis points increase in the net interest rate spread and a 36 basis point increase in the net interest margin in 2012.

Loan interest accretion from the Peoples and Waccamaw acquisitions totaled $12.87 million in 2012 of which $4.16 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 37 basis points in 2012, which compares to an increase of 17 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 4 basis points in 2012, which compared to an increase of 36 basis points under GAAP.

Average earning assets increased $257.70 million, or 13.31%, in 2012 primarily resulting from loans acquired from Peoples and Waccamaw. The yield on earning assets increased 11 basis points in 2012, which was largely due to a 17 basis point increase in the yield on loans, due to the effect of interest accretion on acquired loans, offset by a 61 basis point decrease in the yield on available-for-sale securities, due to new investment and reinvestment of proceeds from sales, maturities, prepayments, and cash in lower yielding securities. As of December 31, 2012, other earning assets included held-to-maturity securities and interest-bearing deposits with banks, comprised primarily of excess liquidity kept at the FRB bearing overnight market rates.

Average interest-bearing liabilities increased $190.79 million, or 11.40%, in 2012 primarily resulting from liabilities assumed from Peoples and Waccamaw. The yield on interest-bearing liabilities decreased 27 basis points in 2012, which was largely due to a 29 basis point decrease in the rate on interest-bearing deposits, primarily time deposits, as a result of the sustained low rate environment. As of December 31, 2012, other interest-bearing liabilities included federal funds purchased; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; FHLB advances; and other borrowings. The decrease in the average balance of retail repurchase agreements was primarily due to lower balances in commercial treasury accounts in the slow economy, which were slightly offset by the Peoples and Waccamaw acquisitions.

Provision for Loan Losses

The provision for loan losses is the amount added to the allowance for loan losses after net charge-offs have been deducted in order to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations was increased by $2.53 million in 2013 compared to 2012 due to a significant increase in loan charge-offs, primarily attributable to losses created by the sale of four problem loans totaling $2.64 million, and providing a provision for the acquired PCI portfolio. The provision attributed to PCI loans was $755 thousand in 2013, of which $296 thousand was charged to operations and $451 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. The provision charged to operations was reduced by $3.37 million in 2012 compared to 2011 primarily due to a continued general downward trend in non-covered net charge-offs. No provision was recorded for PCI loans in 2012. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 24.52% of total net interest and noninterest income in 2013, 28.96% in 2012, and 33.04% in 2011. The following table presents the components of, and changes in, noninterest income in the periods indicated:

				2013 Compared to 2012		2012 Compared to 2011
	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
(Amounts in thousands)	2013	2012	2011		% Change		% Change
Wealth management	$3,412	$3,701	$3,510	$(289)	-7.81%	$191	5.44%
Service charges on deposit accounts	13,558	14,063	13,238	(505)	-3.59%	825	6.23%
Other service charges and fees	7,151	6,462	5,722	689	10.66%	740	12.93%
Insurance commissions	5,933	5,743	6,197	190	3.31%	(454)	-7.33%
Net impairment loss	(320)	(942)	(2,285)	622	-66.03%	1,343	-58.77%
Net gain on sale of securities	399	483	5,264	(84)	-17.39%	(4,781)	-90.82%
Net FDIC indemnification asset (amortization) accretion	(5,597)	458	—	(6,055)	-1322.05%	458	—
Other operating income	5,235	6,742	3,888	(1,507)	-22.35%	2,854	73.41%

Noninterest income	$29,771	$36,710	$35,534	$(6,939)	-18.90%	$1,176	3.31%

2013 Compared to 2012. Noninterest income decreased $6.94 million, or 18.90%, in 2013. Wealth management revenues, which include fees and commissions for trust and investment advisory services, decreased as a result of the departure of certain employees at FCWM. Other service charges and fees increased primarily from ATM fee income. We incurred OTTI charges of $320 thousand in 2013 compared to $942 thousand in 2012, related to a non-Agency mortgage-backed security (“MBS”), and realized a net gain of $399 thousand on the sale of securities. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report. We recorded net amortization related to the FDIC indemnification asset of $5.60 million as a result of improved loss estimates in the covered Waccamaw loan portfolio. Other operating income decreased in 2013 primarily due to the out-of-period adjustment in 2012 that positively impacted income. Excluding the out-of-period adjustment, other operating income increased $888 thousand, or 20.43%, in 2013. Significant components of other operating income also included a loyalty incentive from a third-party vendor of $353 thousand, increases in dividend income of $327 thousand, a net gain on debt prepayments of $296 thousand, and a decrease in rental income of $209 thousand.

Excluding the impact from OTTI charges, the net gain on the sale of securities, the net accretion/amortization on the FDIC indemnification asset, the net gain on debt prepayments, and the out-of-period adjustment, noninterest income increased $677 thousand, or 1.97%, to $34.99 million in 2013 compared with $34.32 million in 2012.

2012 Compared to 2011. Noninterest income increased $1.18 million, or 3.31%, in 2012. Wealth management revenues increased due to income from FCWM. Service charges on deposit accounts and other service charges and fees increased primarily from fees and ATM income related to the Waccamaw acquisition. Insurance commissions decreased in 2012 due to lower profit-sharing commissions from our carriers in the first quarter of

2012 and higher loss experience on our customers’ policies. Further, commissions in 2012 excluded the impact from agency offices sold as part of a strategic realignment during the third quarter of 2011. We incurred OTTI charges of $942 thousand in 2012 compared to $2.29 million in 2011, related to a non-Agency MBS, and realized a net gain of $483 thousand on the sale of securities. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report. We recorded net accretion related to the FDIC indemnification asset of $458 thousand to recognize loss estimates in the covered Waccamaw loan portfolio. Other operating income increased in 2012 primarily from the out-of-period adjustment to correct understated pre-tax income in prior periods. Excluding the out-of-period adjustment, other operating income increased $459 thousand, or 11.81%, in 2012. Significant components of other operating income also included gains related to insurance agency sales of $365 thousand and net gain on the sale of certain fixed assets of $203 thousand.

Excluding the impact from OTTI charges, the net gain on the sale of securities, the net accretion on the FDIC indemnification asset, and the out-of-period adjustment, noninterest income increased $1.76 million, or 5.41%, to $34.32 million in 2012 compared with $32.56 million in 2011.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

				2013 Compared to 2012		2012 Compared to 2011
	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
(Amounts in thousands)	2013	2012	2011		% Change		% Change
Salaries and employee benefits	$41,235	$38,667	$34,126	$2,568	6.64%	$4,541	13.31%
Occupancy of bank premises	7,033	6,872	6,280	161	2.34%	592	9.43%
Furniture and equipment	4,966	4,145	3,490	821	19.81%	655	18.77%
Amortization of intangible assets	729	804	1,020	(75)	-9.33%	(216)	-21.18%
FDIC premiums and assessments	1,717	1,612	1,984	105	6.51%	(372)	-18.75%
FHLB debt prepayment	—	—	471	—	—	(471)	-100.00%
Merger related expense	56	5,093	—	(5,037)	-98.90%	5,093	—
Goodwill impairment	—	—	1,239	—	—	(1,239)	-100.00%
Other operating expense	23,249	21,190	20,305	2,059	9.72%	885	4.36%

Total noninterest expense	$78,985	$78,383	$68,915	$602	0.77%	$9,468	13.74%

2013 Compared to 2012. Noninterest expense increased $602 thousand, or 0.77%, in 2013. Salaries and employee benefits increased largely from a one-time charge to accrue for contractual executive severance of $1.07 million. Exclusive of the severance charge, salaries and employee benefits increased $1.50 million, or 3.87%. Employee benefits included increases in medical expense of $735 thousand, incentive stock compensation expense of $368 thousand, and retirement plan expense of $342 thousand. Salaries and employee benefits attributed to the Peoples and Waccamaw acquisitions totaled $5.05 million in 2013, which represents an increase of $1.26 million compared to 2012. Full-time equivalent employees, calculated using the number of hours worked, totaled 729 as of December 31, 2013, compared to 760 as of December 31, 2012. Occupancy, furniture, and equipment expense increased $982 thousand, or 8.91%, in 2013, which included increased depreciation costs in connection with the Waccamaw acquisition and core operating system of $856 thousand. We incurred merger related costs of $56 thousand in 2013 compared to $5.09 million in 2012 in connection with the Peoples and Waccamaw acquisitions. The increase in other operating expense included charges related to seven scheduled branch closures/consolidations of $1.52 million, slated to occur during the first half of 2014, and a net loss on sales and expenses on OREO of $2.04 million in 2013 compared to $1.89 million in 2012. Significant components of other operating expense also included increases in legal fees of $469 thousand, incentive stock compensation expense to directors of $158 thousand, and communication expenses of $157 thousand.

2012 Compared to 2011. Noninterest expense increased $9.47 million, or 13.74% in 2012. Salaries and employee benefits increased significantly as a result of the partial year impact from the Peoples and Waccamaw acquisitions completed during the second quarter of 2012, which accounted for an increase in salaries and employee benefits of $3.80 million. Employee benefits included increases in incentive compensation costs of $1.94 million and Supplemental Executive Retention Plan expense of $379 thousand, while medical insurance expenses decreased $1.56 million, due to lower claims, and deferred $349 thousand less in direct loan origination costs, due to lower origination volumes. Full-time equivalent employees totaled 760 as of December 31, 2012, compared to 633 as of December 31, 2011. The Peoples and Waccamaw acquisitions added 101 full-time equivalent employees. Occupancy, furniture, and equipment expense increased $1.25 million, or 12.76%, primarily as a result of the expanded branch network associated with the Peoples and Waccamaw acquisitions. FDIC premiums and assessments decreased as a result of modifications in the FDIC’s assessment methodology. We incurred merger related costs of $5.09 million in 2012 in connection with the Peoples and Waccamaw acquisitions. The increase in other operating expense was primarily attributed to our expanded branch network and legal expense, consulting fees, and travel related expenses incurred in the Waccamaw acquisition. Significant components of other operating expense also included increases in other service fees of $559 thousand, office supplies expense of $466 thousand, and legal expenses of $348 thousand, which were offset by a decrease in advertising expenses of $262 thousand. The net loss on sales and expenses on OREO totaled $1.89 million in 2013 compared to $3.08 million in 2012.

Income Tax Expense

2013 Compared to 2012. Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities, which are exempt from federal income tax, and increases in the cash surrender value of officers’ life insurance policies. Income tax expense decreased $3.22 million, or 22.79%, and the effective rate decreased 121 basis points to 31.88% in 2013. The decrease in the effective tax rate was largely due to a decrease in taxable revenues as a percent of net earnings.

2012 Compared to 2011. Income tax increased $4.56 million, or 47.63%, and the effective rate increased 74 basis points to 33.08% in 2012. The increase in the effective tax rate was largely due to an increase in taxable revenues as a percent of net earnings and a decrease in the relative amounts of nontaxable revenues.

Non-GAAP Financial Measures

The efficiency ratio is a non-GAAP financial measure that management believes provides investors with important information about our operating expense control and efficiency of operations. Management also believes this ratio focuses attention on our core operating performance over time and is highly useful in comparing period-to-period operating performance of core business operations. However, this measure is supplemental and is not a substitute for an analysis of performance based on GAAP measures. Our efficiency may not be comparable to efficiency ratios reported by other financial institutions.

Our efficiency ratio is computed by dividing adjusted noninterest expense by the sum of tax equivalent net interest income and adjusted noninterest income. Adjusted noninterest expense excludes expenses and losses related to other real estate owned (“OREO”), which may vary significantly from period to period without substantially affecting operations, and other non-core, nonrecurring items. Noninterest income excludes securities gains and losses, which may vary significantly from period to period without substantially affecting operations; OTTI charges; and other non-core, nonrecurring items. Our non-GAAP efficiency ratio measure is different from the GAAP-based efficiency ratio calculation that uses noninterest expense and income from the consolidated statements of income.

The following table presents GAAP and non-GAAP efficiency ratio components and calculations in the period indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
GAAP-based efficiency ratio
Noninterest expense	$78,985	$78,383	$68,915
Net interest income plus noninterest income	121,413	126,766	107,563
GAAP-based efficiency ratio	65.05%	61.83%	64.07%

Non-GAAP efficiency ratio
Noninterest expense	$78,985	$78,383	$68,915
Non-GAAP adjustments:
Merger related expense	(56)	(5,093)	—
FHLB debt prepayment fees	—	—	(471)
OREO expense and net loss	(2,037)	(1,893)	(3,081)
Goodwill impairment	—	—	(1,239)
Branch closure/consolidation expense	(1,520)	—	—
Other non-core, non-recurring expense items	(1,180)	—	(77)

Total non-GAAP adjustments	(4,793)	(6,986)	(4,868)

Adjusted noninterest expense	74,192	71,397	64,047
Net interest income plus noninterest income	121,413	126,766	107,563
Non-GAAP adjustments:
Tax equivalency adjustment	2,741	2,747	2,959
Net impairment losses recognized in earnings	320	942	2,285
Net gain on sale of securities	(399)	(483)	(5,264)
Net gain on debt prepayment	(296)	—	—
Prospective correction of prior period understatment	—	(2,395)	—
Other non-core, non-recurring income items	—	—	(18)

Total non-GAAP adjustments	2,366	811	(38)

Adjusted net interest income plus noninterest income	123,779	127,577	107,525
Non-GAAP efficiency ratio	59.94%	55.96%	59.56%

Financial Condition

Total assets were $2.60 billion as of December 31, 2013, a decrease of $126.35 million, or 4.63%, compared with $2.73 billion as of December 31, 2012. Total liabilities were $2.27 billion as of December 31, 2013, a decrease of $98.64 million, or 4.16%, compared with $2.37 billion as of December 31, 2012. Our book value per as-converted common share was $16.79 as of December 31, 2013, an increase of $0.03, compared to December 31, 2012.

Investment Securities

Available-for-sale securities as of December 31, 2013, decreased $14.54 million, or 2.72%, compared to December 31, 2012. The market value of securities available-for-sale as a percentage of amortized cost was 95.97% as of December 31, 2013, compared to 99.92% as of December 31, 2012. The average life of the portfolio was 7.53 years as of December 31, 2013, compared to 7.25 years as of December 31, 2012. The duration of the portfolio was 6.40 years as of December 31, 2013, compared to 6.14 years as of December 31, 2012.

Held-to-maturity securities as of December 31, 2013, decreased $248 thousand, or 30.39%, compared to December 31, 2012. Investment securities classified as held to maturity are comprised primarily of high grade municipal bonds. The market value of securities held to maturity as a percentage of amortized cost was 101.94% as of December 31, 2013, compared with 101.96% as of December 31, 2012.

Investment securities are reviewed quarterly for possible OTTI. The review includes an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, timing and amount of contractual cash flows, the expectation for that security’s performance, the creditworthiness of the issuer, and our intent to hold the security to recovery or maturity. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to noninterest income is recognized. If a debt security is determined to be other-than-temporarily impaired, we determine the amount of the impairment due to credit, recognized in earnings, and the amount due to other factors, recognized in other comprehensive income.

We recognized credit-related OTTI charges in earnings associated with debt securities beneficially owned of $320 thousand in 2013 and $942 thousand in 2012. These charges were related to a non-Agency MBS. Temporary impairment on the non-Agency MBS is primarily related to changes in interest rates. We recognized no impairment charges on equity securities during 2013 or 2012. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report.

The following table details the amortized cost and fair value of investment securities as of the dates indicated:

	December 31,
	2013		2012		2011
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for Sale
U.S. Treasury securities	$9,708	$9,013	$—	$—	$—	$—
Municipal securities	147,049	144,280	151,119	159,217	131,498	137,815
Single issue trust preferred securites	55,764	46,234	55,707	44,646	55,649	40,244
Corporate securities	5,000	4,871	—	—	—	—
Corporate FDIC insured securities	—	—	—	—	13,685	13,718
Mortgage-backed securities:
Agency	306,319	300,386	310,323	315,897	274,384	280,102
Non-Agency Alt-A residential	12,543	9,789	14,215	11,067	15,980	10,030

Total mortgage-backed securities	318,862	310,175	324,538	326,964	290,364	290,132
Equity securities	5,259	5,247	3,446	3,531	419	521

Total available for sale	$541,642	$519,820	$534,810	$534,358	$491,615	$482,430

Held to Maturity
States and political subdivisions	$568	$579	$816	$832	$3,490	$3,532

Total held to maturity	$568	$579	$816	$832	$3,490	$3,532

Loans Held for Sale

Loans held for sale as of December 31, 2013, decreased $5.79 million, or 86.77%, compared to December 31, 2012. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans as of December 31, 2013, was $3.68 million for 19 loans compared to $14.84 million for 88 loans as of December 31, 2012.

Loans Held for Investment

Loans held for investment as of December 31, 2013, decreased $13.93 million, or 0.83%, compared to December 31, 2012. The decrease was due to runoff in the Waccamaw loan portfolio covered under the FDIC loss share agreements. The non-covered loan portfolio increased $41.49 million, or 2.73%, compared to December 31, 2012. The average loan to deposit ratio was 85.24% for the year ended December 31, 2013, compared to 87.52% for the same period of 2012. Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. There were no covered loans before 2012. The held for investment portfolio continues to be diversified among loan types and industry segments. See Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated. There were no covered loans prior to 2012.

	December 31,
(Amounts in thousands)	2013	2012	2011	2010	2009
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$35,255	$57,434	$61,768	$83,812	$102,867
Commercial and industrial	95,455	88,738	91,939	94,123	95,115
Multi-family residential	70,197	65,694	77,050	67,824	65,603
Single family non-owner occupied	135,559	135,912	106,743	104,960	109,532
Non-farm, non-residential	475,911	448,810	336,005	351,904	343,975
Agricultural	2,324	1,709	1,374	1,342	1,251
Farmland	32,614	34,570	37,161	36,954	41,034

Total commercial loans	847,315	832,867	712,040	740,919	759,377
Consumer real estate loans
Home equity lines	111,770	111,081	111,387	111,620	111,597
Single family owner occupied	496,012	473,547	473,067	444,197	436,238
Owner occupied construction	28,703	16,223	19,577	18,349	22,028

Total consumer real estate loans	636,485	600,851	604,031	574,166	569,863
Consumer and other loans
Consumer loans	71,313	78,163	67,129	63,475	60,090
Other	3,926	5,666	12,867	7,646	4,601

Total consumer and other loans	75,239	83,829	79,996	71,121	64,691

Non-covered loans held for investment	1,559,039	1,517,547	1,396,067	1,386,206	1,393,931
Covered loans	151,682	207,106	—	—	—
Less unearned income	—	—	—	—	—

Total loans held for investment	1,710,721	1,724,653	1,396,067	1,386,206	1,393,931
Allowance for loan losses	24,077	25,770	26,205	26,482	24,277

Total loans held for investment, less allowance	$1,686,644	$1,698,883	$1,369,862	$1,359,724	$1,369,654

Loans held for sale	$883	$6,672	$5,820	$4,694	$11,576

The following table presents covered loans disaggregated by class as of the periods indicated:

	December 31,
(Amounts in thousands)	2013	2012
Commercial loans
Construction, development, and other land	$15,865	$26,595
Commercial and industrial	3,325	6,948
Multi-family residential	1,933	2,611
Single family non-owner occupied	7,449	11,428
Non-farm, non-residential	34,646	48,565
Agricultural	164	144
Farmland	873	1,091

Total commercial loans	64,255	97,382
Consumer real estate loans
Home equity lines	69,206	81,445
Single family owner occupied	16,919	22,961
Owner occupied construction	1,184	1,644

Total consumer real estate loans	87,309	106,050
Consumer and other loans
Consumer loans	118	3,674
Other	—	—

Total consumer and other loans	118	3,674

Total covered loans	$151,682	$207,106

The following tables details the percentage of loans to total loans, by loan class, as of the periods indicated:

	December 31,
	2013			2012
	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development,and other land	2%	1%	3%	3%	2%	5%
Commercial and industrial	6%	0%	6%	5%	1%	6%
Multi-family residential	4%	0%	4%	4%	0%	4%
Single family non-owner occupied	8%	0%	8%	8%	0%	8%
Non-farm, non-residential	28%	2%	30%	26%	3%	29%
Agricultural	0%	0%	0%	0%	0%	0%
Farmland	2%	0%	2%	2%	0%	2%
Consumer real estate loans
Home equity lines	6%	5%	11%	6%	5%	11%
Single family owner occupied	29%	1%	30%	28%	1%	29%
Owner occupied construction	2%	0%	2%	1%	0%	1%
Consumer and other loans
Consumer loans	4%	0%	4%	5%	0%	5%
Other	0%	0%	0%	0%	0%	0%

Total loans	91%	9%	100%	88%	12%	100%

	December 31,
	2011	2010	2009
Commercial loans
Construction, development,and other land	4%	6%	7%
Commercial and industrial	7%	7%	7%
Multi-family residential	6%	5%	5%
Single family non-owner occupied	8%	8%	8%
Non-farm, non-residential	24%	25%	25%
Agricultural	0%	0%	0%
Farmland	3%	3%	3%
Consumer real estate loans
Home equity lines	8%	8%	8%
Single family owner occupied	34%	32%	31%
Owner occupied construction	1%	1%	2%
Consumer and other loans
Consumer loans	5%	5%	4%
Other	0%	0%	0%

Total loans	100%	100%	100%

We lend primarily in the five-state region in which we operate. We maintained no foreign loans and had no loan concentrations to any one borrower that represented 10% or more of outstanding loans as of December 31, 2013 or 2012.

As of December 31, 2013, non-covered commercial loans comprised 54.35% of the non-covered loan portfolio. Commercial and industrial loans include loans to small to mid-size industrial, commercial, and service companies that include, but are not limited to, natural gas producers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent a variety of sectors of the commercial real estate market, including single family and apartment lessors, commercial real estate lessors, and hotel/motel operators. Commercial loan underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined size limits. Updates to these loan reviews are done periodically or on an annual basis depending on the size of the loan relationship.

As of December 31, 2013, consumer real estate loans comprised 40.83% of the non-covered loan portfolio. Residential real estate loans include loans to individuals within our market footprint for home equity loans and lines of credit and for the purchase or construction of owner occupied homes. Underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

The following table details the maturities and rate sensitivities of our non-covered loan portfolio as of December 31, 2013:

(Amounts in thousands)	One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Maturities
Commercial loans
Construction, development, and other land (1)	$3,799	$24,339	$7,117	$35,255
Commercial and industrial	29,439	61,058	4,958	95,455
Multi-family residential	8,015	39,143	23,039	70,197
Single family non-owner occupied	24,503	75,376	35,680	135,559
Non-farm, non-residential	72,244	247,177	156,490	475,911
Agricultural	870	1,068	386	2,324
Farmland	6,285	16,657	9,672	32,614

Total commercial loans	145,155	464,818	237,342	847,315
Consumer real estate loans
Home equity lines	9,236	38,102	64,432	111,770
Single family owner occupied	10,066	41,327	444,619	496,012
Owner occupied construction	7,307	659	20,737	28,703

Total consumer real estate loans	26,609	80,088	529,788	636,485
Consumer and other loans
Consumer loans	17,241	45,733	8,339	71,313
Other	170	2,155	1,601	3,926

Total consumer and other loans	17,411	47,888	9,940	75,239

Total non-covered loans	$189,175	$592,794	$777,070	$1,559,039

Rate sensitivities
Predetermined interest rate	$114,534	$475,254	$373,423	$963,211
Floating or adjustable interest rate	74,641	117,540	403,647	595,828

Total non-covered loans	$189,175	$592,794	$777,070	$1,559,039

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

The following table details the maturities and rate sensitivities of our covered loan portfolio as of December 31, 2013:

(Amounts in thousands)	One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Maturities
Commercial loans
Construction, development, and other land (1)	$4,517	$10,074	$1,275	$15,866
Commercial and industrial	765	1,762	798	3,325
Multi-family residential	225	—	1,708	1,933
Single family non-owner occupied	1,252	3,109	3,087	7,448
Non-farm, non-residential	11,110	16,688	6,848	34,646
Agricultural	—	19	144	163
Farmland	510	78	286	874

Total commercial loans	18,379	31,730	14,146	64,255
Consumer real estate loans
Home equity lines	104	3,113	65,989	69,206
Single family owner occupied	4,981	5,172	6,766	16,919
Owner occupied construction	428	756	—	1,184

Total consumer real estate loans	5,513	9,041	72,755	87,309
Consumer and other loans
Consumer loans	5	113	—	118
Other	—	—	—	—

Total consumer and other loans	5	113	—	118

Total covered loans	$23,897	$40,884	$86,901	$151,682

Rate sensitivities
Predetermined interest rate	$20,275	$28,976	$13,425	$62,676
Floating or adjustable interest rate	3,622	11,908	73,476	89,006

Total covered loans	$23,897	$40,884	$86,901	$151,682

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

Risk Elements

Nonperforming assets consist of loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Loans acquired with credit deterioration with a discount continue to accrue interest based on expected cash flows; therefore, PCI loans are not considered nonaccrual. See Note 5, “Credit Quality,” to the Consolidated Financial Statements in Item 8 of this report.

The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

	December 31,
(Amounts in thousands)	2013	2012	2011	2010	2009
Non-covered nonperforming
Nonaccrual loans	$19,161	$23,931	$24,487	$19,414	$17,527
Accruing loans past due 90 days or more	—	—	—	—	—
TDRs (1)	1,311	6,009	600	5,325	1,390

Total nonperforming loans	20,472	29,940	25,087	24,739	18,917
Non-covered OREO	7,318	5,749	5,914	4,910	4,578

Total nonperforming assets	$27,790	$35,689	$31,001	$29,649	$23,495

Covered nonperforming
Nonaccrual loans	$3,353	$4,323	$—	$—	$—
Accruing loans past due 90 days or more	86	—	—	—	—

Total nonperforming loans	3,439	4,323	—	—	—
Covered OREO	7,541	3,255	—	—	—

Total nonperforming assets	$10,980	$7,578	$—	$—	$—

Total nonperforming
Nonaccrual loans	$22,514	$28,254	$24,487	$19,414	$17,527
Accruing loans past due 90 days or more	86	—	—	—	—
TDRs (1)	1,311	6,009	600	5,325	1,390

Total nonperforming loans	23,911	34,263	25,087	24,739	18,917
OREO	14,859	9,004	5,914	4,910	4,578

Total nonperforming assets	$38,770	$43,267	$31,001	$29,649	$23,495

Additional Information
Performing TDRs (2)	$10,900	$6,038	$8,854	$6,866	$2,175
Total TDRs (3)	12,211	12,047	9,454	12,191	3,565
Gross interest income that would have been recordedunder the original terms of nonperforming loans	1,548	2,955	1,154	1,341	698
Actual interest income recorded onnonperforming loans	511	640	411	587	175

Non-covered ratios
Nonperforming loans to total loans	1.31%	1.97%	1.80%	1.78%	1.36%
Nonperforming assets to total assets	1.14%	1.42%	1.43%	1.32%	1.03%
Non-PCI allowance to nonperforming loans	113.92%	86.05%	103.66%	107.05%	128.33%
Non-PCI allowance to total loans	1.50%	1.70%	1.86%	1.91%	1.74%

Total ratios
Nonperforming loans to total loans	1.40%	1.99%	1.80%	1.78%	1.36%
Nonperforming assets to total assets	1.49%	1.59%	1.43%	1.32%	1.03%
Allowance for loan losses to nonperforming loans	100.69%	75.21%	104.46%	107.05%	128.33%
Allowance for loan losses to total loans	1.41%	1.49%	1.88%	1.91%	1.74%

(1)	TDRs restructured within the past six months, excluding nonaccrual TDRs of $734 thousand, $3.04 million, $3.04 million and $108 thousand for the four years ended December 31, 2013. There were no nonaccrual TDRs as of December 31, 2009.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $1.47 million, $792 thousand, $227 thousand, and $48 thousand for the four years ended December 31, 2013. There were no nonaccrual TDRs as of December 31, 2009.
(3)	Perfoming and nonperforming TDRs, excluding nonaccrual TDRs of $2.20 million, $3.83 million, $3.27 million, and $156 thousand for the four years ended December 31, 2013. There were no nonaccrual TDRs as of December 31, 2009.

Non-covered nonperforming assets totaled $27.79 million as of December 31, 2013, a $7.90 million, or 22.13%, decrease from December 31, 2012. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.14% as of December 31, 2013, compared to 1.42% as of December 31, 2012.

Non-covered nonaccrual loans totaled $19.16 million as of December 31, 2013, a $4.77 million, or 19.93%, decrease from December 31, 2012. As of December 31, 2013, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (34.27%); commercial and industrial (27.92%); non-farm, non-residential (14.01%); and single family non-owner occupied (10.26%). Approximately $5.43 million, or 28.35%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations as of December 31, 2013. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

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

Accruing TDRs totaled $12.21 million as of December 31, 2013, compared to $12.05 million as of December 31, 2012. Nonperforming accruing TDRs totaled $1.31 million, or 10.74% of accruing TDRs, as of December 31, 2013, compared to $6.01 million, or 49.88% of accruing TDRs, as of December 31, 2012. The allowance for loan losses attributed to TDRs totaled $1.84 million as of December 31, 2013, compared to $1.87 million as of December 31, 2012.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were $86 thousand covered accruing loans contractually past due 90 days or more as of December 31, 2013.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $7.32 million as of December 31, 2013, an increase of $1.57 million, or 27.29%, compared to December 31, 2012. As of December 31, 2013, non-covered OREO consisted of 52 properties with an average holding period of 8 months. During 2013, the net loss on the sale of OREO totaled $1.52 million. Pursuant to FDIC loss share agreements, covered OREO is presented net of the related fair value discount. The following tables detail activity within OREO for the periods indicated:

(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1, 2013	$5,749	$3,255	$9,004
Additions	9,656	8,782	18,438
Disposals	(6,997)	(2,776)	(9,773)
Valuation adjustments	(1,090)	(1,720)	(2,810)

Ending balance, December 31, 2013	$7,318	$7,541	$14,859

(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1, 2012	$5,914	$—	$5,914
Acquired	125	5,388	5,513
Additions	7,767	1,190	8,957
Disposals	(6,933)	(2,565)	(9,498)
Valuation adjustments	(1,124)	(758)	(1,882)

Ending balance, December 31, 2012	$5,749	$3,255	$9,004

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $30.86 million as of December 31, 2013, a decrease of $8.14 million, or 20.86%, compared to December 31, 2012. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.98% as of December 31, 2013, which is attributed to loans 30 to 89 days past due of 0.75% and nonaccrual loans of 1.23%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 1.31% as of December 31, 2013, compared to 1.97% as of December 31, 2012.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates.

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. The allowance for loan losses includes specific allocations to significant individual loans and credit relationships and general reserves to the remaining loans that have been deemed impaired. Loans not specifically identified are grouped into pools based on similar risk characteristics. Management’s general reserve allocations are based on judgments of qualitative and quantitative factors about macro and micro economic conditions reflected in the loan portfolio and the economy. For loans acquired in business combinations, a provision is recorded for any credit deterioration after the acquisition. Loans identified with credit impairment at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. The provision calculated for PCI loans is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. See “Critical Accounting Estimates” above and Note 1, “Significant Accounting Policies,” and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

Our allowance for loan losses as a percentage of non-covered loans declined in 2013, which was consistent with improvements in our credit quality indicators. As a result of elevated levels of charge-offs and broader economic conditions, we deemed it appropriate to maintain a conservative, although declining, level of qualitative factors that adjust the historical loss rates upward in the allowance model. Our qualitative risk factors reflected the elevated risk of loan losses due to higher than normal unemployment, the effects of the recent recession, and devaluations of various categories of collateral. Some stress remains in commercial and residential real estate markets resulting in decreases in real estate values that adversely affect property used as collateral. As of December 31, 2013, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods. We incurred net charge-offs of $10.35 million in 2013, $6.11 million in 2012, and $9.32 million in 2011.

The following table presents activity in our allowance for loan losses by loan type for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011	2010	2009
Beginning balance	$25,770	$26,205	$26,482	$24,277	$17,782
Charge-offs:
Commercial loans
Construction, development, and other land	2,738	286	1,908	2,711	1,541
Commercial and industrial	720	113	417	2,900	3,263
Multi-family residential	17	209	2,551	697	—
Single family non-owner occupied	2,618	2,502	1,812	1,665	550
Non-farm, non-residential	1,613	643	1,074	1,666	1,076
Agricultural	17	—	—	6	7
Farmland	20	61	219	—	50
Consumer real estate loans
Home equity lines	1,873	851	691	1,089	395
Single family owner occupied	947	1,842	1,615	1,594	1,349
Owner occupied construction	295	9	195	4	101
Consumer and other loans
Consumer loans	491	403	448	514	1,043
Other	1,178	585	530	756	980

Total charge-offs	12,527	7,504	11,460	13,602	10,355

Recoveries:
Commercial loans
Construction, development, and other land	510	17	817	37	21
Commercial and industrial	98	93	271	83	459
Multi-family residential	16	125	68	12	—
Single family non-owner occupied	158	109	121	39	48
Non-farm, non-residential	119	280	148	144	106
Agricultural	22	1	1	32	4
Farmland	8	1	—	31	—
Consumer real estate loans
Home equity lines	273	76	155	12	1
Single family owner occupied	169	213	63	52	62
Owner occupied construction	—	—	34	6	2
Consumer and other
Consumer loans	107	152	139	163	346
Other	695	324	319	439	—

Total recoveries	2,175	1,391	2,136	1,050	1,049

Net charge-offs	10,352	6,113	9,324	12,552	9,306
Provision charged to operations, excluding PCI loans	7,912	5,871	8,837	14,757	15,801
Provision charged to operations, PCI loans	296	(193)	210	—	—
Provision recorded through the
FDIC indemnification asset	451	—	—	—	—

Ending balance	$24,077	$25,770	$26,205	$26,482	$24,277

Net charge-offs to average non-covered loans	0.68%	0.41%	0.67%	0.90%	0.70%
Allowance to non-covered loans	1.54%	1.70%	1.88%	1.91%	1.74%

The following table details the allowance for loan losses, excluding PCI loans, by loan class, as of the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011	2010	2009
Commercial loans
Construction, development, and other land	$1,141	$1,214	$1,892	$3,991	$4,014
Commercial and industrial	5,215	4,351	3,515	4,511	5,096
Multi-family residential	1,211	1,630	1,889	1,081	449
Single family non-owner occupied	3,549	4,367	2,960	3,212	2,263
Non-farm, non-residential	4,650	5,259	6,933	2,846	3,931
Agricultural	23	22	19	19	42
Farmland	301	416	343	70	75
Consumer real estate loans
Home equity lines	1,361	1,574	1,365	2,138	1,198
Single family owner occupied	5,030	5,995	6,134	6,657	4,690
Owner occupied construction	206	337	212	193	186
Consumer and other loans
Consumer loans	635	597	742	1,764	1,990
Other	—	—	—	—	—
Unallocated	—	—	—	—	343

Total allowance, excluding PCI loans	$23,322	$25,762	$26,004	$26,482	$24,277

The following table details the PCI allowance for loan losses, by loan pool, as of the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011	2010	2009
Commercial loans
Waccamaw commercial	—	—	—	—	—
Waccamaw lines of credit	—	—	—	—	—
Peoples commercial	69	—	—	—	—
Other	8	8	201	—	—
Consumer real estate loans
Waccamaw serviced home equity lines	277	—	—	—	—
Waccamaw residential	217	—	—	—	—
Peoples residential	184	—	—	—	—
Consumer and other loans
Waccamaw consumer	—	—	—	—	—

Total PCI allowance	$755	$8	$201	$—	$—

Our allowance for loan losses totaled $24.07 million as of December 31, 2013, a $1.69 million decrease compared with $25.77 million as of December 31, 2012. Excluding PCI loans, the allowance for loan losses as a percentage of non-covered loans held for investment was 1.50% as of December 31, 2013, compared to 1.70% as of December 31, 2012. The cash flow analysis performed for the year ended December 31, 2013, identified four of our seven PCI loan pools as impaired with a cumulative impairment of $747 thousand. The portfolio continues to be monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. As a result of improving credit metrics, management deemed the reduced allowance adequate and directionally consistent.

Deposits

Total deposits as of December 31, 2013, decreased $79.43 million, or 3.91%, compared to December 31, 2012. Noninterest-bearing deposits decreased $3.67 million and time deposits decreased $108.00 million as of December 31, 2013, compared to December 31, 2012. Interest-bearing deposits increased $8.50 million and savings deposits, which include money market accounts and savings accounts, increased $23.73 million as of December 31, 2013, compared to December 31, 2012.

Borrowings

Total borrowings as of December 31, 2013, decreased $13.16 million, or 4.20%, compared to December 31, 2012. We prepaid $8.15 million of wholesale repurchase agreements and $11.47 million of FHLB borrowings in 2013 that resulted in gains of $296 thousand. Short-term borrowings consist of federal funds purchased and retail repurchase agreements. Federal funds purchased as of December 31, 2013, totaled $16.00 million compared to no funds purchased as of December 31, 2012. The balance of retail repurchase agreements decreased $17.81 million, or 13.08%, as of December 31, 2013, compared to December 31, 2012. Securities underlying retail repurchase agreements remain under our control during the terms of the agreements. The following table presents balance information and the weighted average rates paid on retail repurchase agreements as of the periods indicated:

	Year Ended December 31,
	2013		2012		2011
(Amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Year-end balance	$84,308	0.19%	$77,922	0.52%	$79,208	0.52%
Average annual balance	69,773	0.38%	79,098	0.57%	83,641	0.65%
Maximum month-end balance	84,308		88,908		96,925

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance of wholesale repurchase agreements decreased $8.20 million, or 14.08%, and the weighted average rate increased 37 basis points to 3.71% as of December 31, 2013, compared to December 31, 2012. As of December 31, 2013, wholesale repurchase agreements had contractual maturities between two and six years. The balance of FHLB borrowings decreased $11.56 million, or 7.15%, and the weighted average rate increased 26 basis points to 4.12% as of December 31, 2013, compared to December 31, 2012. As of December 31, 2013, FHLB borrowings had contractual maturities between three and eight years.

Included in other indebtedness is $15.46 million of junior subordinated debentures (“Debentures”) that were issued by the Company in October 2003 through FCBI Capital Trust, an unconsolidated trust subsidiary, with an interest rate of three-month LIBOR plus 2.95%. The Debentures mature in October 2033 and are currently callable at the option of the Company.

Stockholders’ Equity

Total stockholders’ equity decreased $27.72 million, or 7.78%, from $356.32 million as of December 31, 2012, to $328.61 million as of December 31, 2013. In 2013 we repurchased 1,739,601 shares of our common stock for approximately $28.42 million. The change in stockholders’ equity was also impacted by net income of $23.31 million, dividends declared on our common and Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) of $10.50 million, and a decrease in accumulated other comprehensive income (“AOCI”) of $12.92 million. AOCI was driven by unrealized losses on available-for-sale securities.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of our ability to raise sufficient cash, or convert assets to cash, to meet our financial obligations. We maintain a liquidity risk management policy and contingency funding policy (the “Liquidity Plan”) that is designed to detect potential liquidity issues in order to protect depositors, creditors, and shareholders. The Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) and the Board of Directors. ALCO is responsible for reviewing liquidity risk exposure and policies related to liquidity management and ensuring that systems and internal controls are consistent with liquidity policies and provide accurate reports regarding liquidity needs, sources, and compliance.

The Liquidity Plan involves ongoing monitoring and estimation of potentially credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows during a funding crisis. Several scenarios are analyzed based on varying assumptions regarding the funding crisis’ severity and duration, such as decreases in earnings, asset quality deterioration, adverse market conditions, and reductions in borrowing capacity and availability. A specific action plan is formulated and activated when a financial shock that affects our normal funding activities is identified. Generally, the plan will reflect a strategy of replacing liability outflows with alternative liabilities, rather than balance sheet asset liquidity, to the extent that significant premiums can be avoided. If alternative liabilities are not available, outflows will be met through liquidation of balance sheet assets, including unpledged securities.

Cash on hand and deposits with other financial institutions are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. As of December 31, 2013, unencumbered cash on hand and deposits with other financial institutions were $56.57 million. Lines of credit extended from correspondent banks and the FHLB are immediate funding sources that we may draw upon. As of December 31, 2013, availability on federal funds lines with correspondent banks was $105.00 million and credit available from the FRB’s discount window was $9.09 million. As of December 31, 2013, unused borrowing capacity with the FHLB was $324.34 million; further, an additional $34.74 million was available under the FHLB credit facility subject to the optional delivery of additional collateral. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. As of December 31, 2013, unpledged available-for-sale securities were $235.05 million.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of December 31, 2013, the Company’s liquid assets consisted of cash and investment securities totaling $24.21 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. As of December 31, 2013, there was no outstanding balance on the line. There are no known trends, demands, commitments, or events that are likely, or reasonably likely, to result in any material changes to liquidity. We believe that our liquidity position continues to be adequate and readily available.

Cash Flows

The following table presents the major components of cash flow in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net cash provided by operating activities	$44,518	$56,639	$54,008
Net cash (used in) provided by investing activities	(1,167)	252,474	(14,190)
Net cash used in financing activities	(131,631)	(211,560)	(104,713)

Net (decrease) increase in cash and cash equivalents	(88,280)	97,553	(64,895)
Cash and cash equivalents, beginning balance	144,847	47,294	112,189

Cash and cash equivalents, ending balance	$56,567	$144,847	$47,294

2013 Compared to 2012. Net cash provided by operating activities decreased $12.12 million, or 21.40%, in 2013, which was primarily due to a decrease in net income of $5.27 million. Net cash used in investing activities totaled $1.17 million compared to net cash provided of $252.47 million in 2012, which was largely the result of no acquisition activity in 2013, coupled with a $70.88 million decrease in proceeds from securities and an $86.75 million increase in net loan originations. Net cash used in financing activities decreased $79.93 million in 2013, which was primarily due to a decline in the annual decrease of interest-bearing deposits. The net effect of cash flow activity was an $88.28 million decrease in cash and cash equivalents in 2013.

2012 Compared to 2011. Net cash provided by operating activities increased $2.63 million, or 4.87%, in 2012, which was primarily due to an increase in net income of $8.55 million. Net cash provided by investing activities increased $266.66 million in 2012, which was largely the result of net cash acquired in acquisitions of $152.28 million and net loan collections of $75.09 million. Net cash used in financing activities increased $106.85 million in 2012, which was primarily due to an $84.99 million decrease in deposits. The net effect of cash flow activity was a $162.45 million increase in cash and cash equivalents in 2012.

Capital Resources

Risk-based capital requirements include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. The following table presents our capital ratios as of the dates indicated:

	December 31,
	2013	2012	2011
Total risk-based capital ratio
First Community Bancshares, Inc.	16.44%	16.70%	18.15%
First Community Bank	14.55%	15.23%	16.12%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	15.19%	15.44%	16.89%
First Community Bank	13.30%	13.97%	14.86%
Tier 1 leverage ratio
First Community Bancshares, Inc.	9.95%	9.96%	11.50%
First Community Bank	8.63%	8.98%	10.08%

Guidelines issued by state and federal banking agencies require a minimum risk-based capital ratio of 8%, Tier 1 risk-based capital ratio of 6%, and Tier 1 leverage ratio of 3%. As of December 31, 2013, our Tier 1 risk-based capital and total risk-based capital ratios decreased compared to December 31, 2012, primarily due to stock repurchase activity. As of December 31, 2013, our Tier 1 leverage ratio decreased compared to December 31, 2012, primarily due to the decrease in Tier 1 capital resulting from the repurchase of treasury stock and increase in net unrealized losses on investment securities. Our regulatory capital ratios declined between the periods ended December 31, 2012 and 2011, primarily as a result of growth in risk-weighted assets, average assets, and capital generated from the Peoples and Waccamaw acquisitions. As of December 31, 2013, our capital ratios were well in excess of the minimum standards and continue to be classified as well capitalized under regulatory capital adequacy standards. See Note 21, “Regulatory Capital Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

Contractual Obligations

We maintain certain contractual cash obligations that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments and, in a changing interest rate environment, the ability to adjust rates on certificates of deposit; attract new deposits; and replace deposits with FHLB advances or other fund providers, if cost effective. The following table presents our contractual cash obligations, detailed by payment date, as of December 31, 2013:

(Amounts in thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Deposits without a stated maturity (1)	$1,225,511	$1,225,511	$—	$—	$—
Overnight security repurchase agreements	81,260	81,260	—	—	—
Certificates of deposit (2)(3)	736,796	429,407	235,066	72,307	16
Term security repurchase agreements	60,323	4,875	28,736	1,590	25,122
FHLB advances (2)(3)	177,993	6,180	12,360	105,420	54,033
Trust preferred indebtedness	26,005	626	1,242	1,235	22,902
Leases	2,902	771	741	322	1,068

Total contractual cash obligations	$2,310,790	$1,748,630	$278,145	$180,874	$103,141

(1)	Excludes interest
(2)	Includes interest on fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2013. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

Off-Balance Sheet Arrangements

We extend contractual commitment with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. See Note 20, “Litigation, Commitments and Contingencies,” to the Consolidated Financial Statements in Item 8 of this report. The following table presents our off-balance sheet arrangements, detailed by commitment expiration, as of December 31, 2013:

(Amounts in thousands)	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
Commitments to extend credit
Commercial loans
Construction, development, and other land	$14,352	$5,051	$9,151	$150	$—
Commercial and industrial	38,901	25,881	12,758	67	195
Multi-family residential	2,929	2,629	300	—	—
Single family non-owner occupied	996	867	23	14	92
Non-farm, non-residential	17,050	10,340	4,486	149	2,075
Agricultural	565	565	—	—	—
Farmland	1,626	1,242	384	—	—
Consumer real estate loans
Home equity lines	110,415	9,464	13,564	19,807	67,580
Single family owner occupied	319	207	48	8	56
Owner occupied construction	16,107	14,962	989	—	156
Consumer and other loans
Consumer loans	12,864	6,296	779	488	5,301
Other	55	55	—	—	—

Total unused commitments	$216,179	$77,559	$42,482	$20,683	$75,455

Letters of credit
Financial letters of credit	$172	$—	$162	$—	$10
Performance letters of credit	4,021	—	3,927	—	94

Total letters of credit	$4,193	$—	$4,089	$—	$104

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes are presented in accordance with GAAP, which requires the measurement of results of operations and financial position in terms of historical dollars. Inflation may cause a rise in price levels and changes in the relative purchasing power of money. These inflationary effects are not reflected in historical dollar measurements. The primary effect of inflation on our operations is increased operating costs. In management’s opinion, interest rates have a greater impact on our financial performance than inflation. Interest rates do not necessarily fluctuate in the same direction, or to the same extent, as the price of goods and services; therefore, the effect of inflation on financial institutions is generally not as significant as the effect on businesses with large investments in property, plant, and inventory. The U.S. inflation rate continues to be relatively stable, and management believes that any changes in inflation will not be material to our financial performance.

ITEM 7A. Quantitative	and Qualitative Disclosures about Market Risk.

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

To mitigate the effect of changes in the general level of interest rates, we manage repricing opportunities and thus, our interest rate sensitivity. We seek to control our interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure our exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments: rising, declining, most likely, and flat rate scenarios. We use a simulation model that captures all earning assets, interest-bearing liabilities, and off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook for a range of assumed interest rate scenarios. The results of these simulations indicate the existence and severity of interest rate risk in each of those rate environments based upon the current balance sheet position, assumptions as to changes in the volume and mix of interest-earning assets and interest-paying liabilities and our estimate of yields to be attained in those future rate environments and rates paid on various deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and our strategies. However, the earnings simulation model is currently the best tool available to us and the industry for managing interest rate risk.

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity according to predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within our defined policy limits.

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of December 31, 2013, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	Year Ended December 31,
(Amounts in thousands, except basis points) Increase (Decrease) in Basis Points	2013		2012
	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
300	$2,649	3.1	$10,928	13.2
200	1,517	1.8	7,455	9.0
100	454	0.5	3,606	4.4
(100)	497	0.6	(35)	—

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTORY DATA INDEX

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2013	2012
Assets
Cash and due from banks	$43,598	$50,405
Federal funds sold	1,817	66,509
Interest-bearing deposits in banks	11,152	27,933

Total cash and cash equivalents	56,567	144,847
Securities available for sale	519,820	534,358
Securities held to maturity	568	816
Loans held for sale	883	6,672
Loans held for investment, net of unearned income:
Covered under loss share agreements	151,682	207,106
Not covered under loss share agreements	1,559,039	1,517,547
Less allowance for loan losses	(24,077)	(25,770)

Loans held for investment, net	1,686,644	1,698,883
FDIC indemnification asset	34,691	48,149
Premises and equipment, net	61,116	64,868
Other real estate owned:
Covered under loss share agreements	7,541	3,255
Not covered under loss share agreements	7,318	5,749
Interest receivable	7,521	7,842
Goodwill	105,455	104,866
Other intangible assets	2,866	3,522
Other assets	111,524	105,040

Total assets	$2,602,514	$2,728,867

Liabilities
Deposits:
Noninterest-bearing	$339,680	$343,352
Interest-bearing	1,611,062	1,686,823

Total deposits	1,950,742	2,030,175
Interest, taxes, and other liabilities	22,770	28,816
Federal funds purchased	16,000	—
Securities sold under agreements to repurchase	118,308	136,118
FHLB borrowings	150,000	161,558
Other borrowings	16,088	15,877

Total liabilities	2,273,908	2,372,544

Stockholders’ Equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 15,251 shares issued at December 31, 2013, and 17,421 shares issued at December 31, 2012	15,251	17,421
Common stock, $1 par value; 50,000,000 shares authorized; 20,493,057 shares issued and 18,514,579 shares outstanding at December 31, 2013; 20,343,327 shares issued and 20,053,406 shares outstanding at December 31, 2012	20,493	20,343
Additional paid-in capital	215,663	213,829
Retained earnings	125,826	113,013
Treasury stock, at cost	(33,887)	(6,458)
Accumulated other comprehensive loss	(14,740)	(1,825)

Total stockholders’ equity	328,606	356,323

Total liabilities and stockholders’ equity	$2,602,514	$2,728,867

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2013	2012	2011
Interest Income
Interest and fees on loans held for investment	$96,600	$96,684	$80,580
Interest on securities — taxable	7,875	7,830	8,117
Interest on securities — nontaxable	4,790	4,883	5,194
Interest on deposits in banks	211	259	285

Total interest income	109,476	109,656	94,176
Interest Expense
Interest on deposits	8,823	9,972	12,788
Interest on short-term borrowings	2,222	2,515	2,475
Interest on long-term debt	6,789	7,113	6,884

Total interest expense	17,834	19,600	22,147

Net interest income	91,642	90,056	72,029
Provision for loan losses	8,208	5,678	9,047

Net interest income after provision for loan losses	83,434	84,378	62,982
Noninterest Income
Wealth management	3,412	3,701	3,510
Service charges on deposit accounts	13,558	14,063	13,238
Other service charges and fees	7,151	6,462	5,722
Insurance commissions	5,933	5,743	6,197
Impairment losses on securities	(320)	(942)	(2,285)
Portion of losses recognized in other comprehensive income	—	—	—

Net impairment losses recognized in earnings	(320)	(942)	(2,285)
Net gain on sale of securities	399	483	5,264
Net FDIC indemnification asset (amortization) accretion	(5,597)	458	—
Other operating income	5,235	6,742	3,888

Total noninterest income	29,771	36,710	35,534
Noninterest Expense
Salaries and employee benefits	41,235	38,667	34,126
Occupancy expense of bank premises	7,033	6,872	6,280
Furniture and equipment	4,966	4,145	3,490
Amortization of intangible assets	729	804	1,020
FDIC premiums and assessments	1,717	1,612	1,984
FHLB debt prepayment fees	—	—	471
Merger related expense	56	5,093	—
Goodwill impairment	—	—	1,239
Other operating expense	23,249	21,190	20,305

Total noninterest expense	78,985	78,383	68,915

Income before income taxes	34,220	42,705	29,601
Income tax expense	10,908	14,128	9,573

Net income	23,312	28,577	20,028
Dividends on preferred stock	1,024	1,058	703

Net income available to common shareholders	$22,288	$27,519	$19,325

Basic earnings per common share	$1.13	$1.44	$1.08
Diluted earnings per common share	1.11	1.40	1.07
Cash dividends per common share	0.48	0.43	0.40

Weighted average basic shares outstanding	19,792,099	19,127,065	17,877,421
Weighted average diluted shares outstanding	20,961,800	20,419,569	18,687,521

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Comprehensive Income
Net income	$23,312	$28,577	$20,028
Other comprehensive (loss) income, before tax:
Available-for-sale securities:
Unrealized (losses) gains on securities available for sale with other-than-temporary impairment	(1,277)	1,036	(1,247)
Unrealized (losses) gains on securities available for sale without other-than-temporary impairment	(19,964)	7,280	12,948
Less: reclassification adjustment for gains realized in net income	(399)	(483)	(5,264)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	320	942	2,285

Unrealized (losses) gains on available-for-sale securities	(21,320)	8,775	8,722
Defined benefit plans:
Net actuarial gain (loss) on pension and other postretirement benefit plans	758	(195)	(1,230)
Net prior service cost attributed to plan amendments	(380)	—	—
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	327	268	223

Unrealized gains (losses) on defined benefit plans	705	73	(1,007)
Unrealized gains on derivative securities	—	—	30

Other comprehensive (loss) income, before tax	(20,615)	8,848	7,745
Income tax benefit (expense)	7,700	(3,345)	(2,883)

Other comprehensive (loss) income, net of tax	(12,915)	5,503	4,862

Total comprehensive income	$10,397	$34,080	$24,890

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2011	$—	$18,083	$189,239	$81,486	$(6,740)	$(12,190)	$269,878
Net income	—	—	—	20,028	—	—	20,028
Other comprehensive income	—	—	—	—	—	4,862	4,862
Common dividends declared — $0.40 per share	—	—	—	(7,155)	—	—	(7,155)
Preferred dividends declared — $37.15 per share	—	—	—	(703)	—	—	(703)
Issuance of preferred stock — 18,921 shares	18,921	—	(119)	—	—	—	18,802
Repurchase of common stock warrants	—	—	(30)	—	—	—	(30)
Equity-based compensation expense	—	—	68	—	30	—	98
Common stock options exercised — 2,969 shares	—	—	(60)	—	92	—	32
Contribution of treasury stock to 401(k) plan — 60,632 shares	—	—	(980)	—	1,801	—	821
Purchase of treasury shares — 81,510 shares at $10.88 per share	—	—	—	—	(904)	—	(904)

Balance December 31, 2011	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729

Balance January 1, 2012	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729
Net income	—	—	—	28,577	—	—	28,577
Other comprehensive income	—	—	—	—	—	5,503	5,503
Common dividends declared — $0.43 per share	—	—	—	(8,162)	—	—	(8,162)
Preferred dividends declared — $60.00 per share	—	—	—	(1,058)	—	—	(1,058)
Preferred stock converted to common stock — 103,500 shares	(1,500)	103	1,397	—	—	—	—
Equity-based compensation expense	—	—	115	—	17	—	132
Common stock options exercised — 5,223 shares	—	—	(55)	—	130	—	75
Restricted stock awards — 5,300 shares	—	—	(59)	—	128	—	69
Purchase of treasury shares — 67,438 shares at $15.00 per share	—	—	—	—	(1,012)	—	(1,012)
Acquisition of Peoples Bank of Virginia — 2,157,005 shares	—	2,157	24,313	—	—	—	26,470

Balance December 31, 2012	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323

Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	23,312	—	—	23,312
Other comprehensive income	—	—	—	—	—	(12,915)	(12,915)
Common dividends declared — $0.48 per share	—	—	—	(9,475)	—	—	(9,475)
Preferred dividends declared — $60.00 per share	—	—	—	(1,024)	—	—	(1,024)
Preferred stock converted to common stock — 149,730 shares	(2,170)	150	2,020	—	—	—	—
Equity-based compensation expense	—	—	18	—	—	—	18
Common stock options exercised — 5,850 shares	—	—	(21)	—	106	—	85
Restricted stock awards — 40,371 shares	—	—	(183)	—	886	—	703
Purchase of treasury shares — 1,739,601 shares at $16.31 per share	—	—	—	—	(28,421)	—	(28,421)

Balance December 31, 2013	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Operating activities
Net income	$23,312	$28,577	$20,028
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,208	5,678	9,047
Depreciation and amortization of property, plant, and equipment	4,666	4,034	3,982
Amortization of premiums on investments, net	884	2,329	1,611
Amortization (accretion) of FDIC indemnification asset, net	5,597	(458)	—
Amortization of intangible assets	729	804	1,020
Goodwill impairment	—	—	1,239
Gain on sale of loans	(1,211)	(1,065)	(713)
Equity-based compensation expense	18	132	98
(Gain) loss on sale of property, plant, and equipment	(158)	82	(157)
Loss on sales of other real estate	2,785	1,869	2,367
Gain on sale of securities	(399)	(483)	(5,264)
Net impairment losses recognized in earnings	320	942	2,285
FHLB debt prepayment fees	—	—	471
Deferred income tax (benefit) expense	—	(896)	2,362
Excess tax benefit from equity-based compensation	(9)	(6)	(5)
Proceeds from sale of mortgage loans	75,348	67,502	45,466
Origination of mortgage loans	(68,348)	(67,289)	(45,879)
Decrease in accrued interest receivable	321	2,356	1,482
Decrease (increase) in other operating activities	(7,545)	12,531	14,568

Net cash provided by operating activities	44,518	56,639	54,008
Investing activities
Proceeds from sale of securities available for sale	105,934	155,600	192,847
Proceeds from maturities, prepayments, and calls of securities available for sale	87,055	105,830	49,193
Proceeds from maturities, prepayments, and calls of securities held to maturity	250	2,690	1,299
Payments to acquire securities available for sale	(201,138)	(245,344)	(234,818)
(Originations) collections of loans, net	(11,662)	75,091	(28,696)
Proceeds from the redemption of FHLB stock, net	470	2,101	1,417
Net cash (paid) acquired in acquisitions	(697)	152,283	835
Proceeds from the FDIC	14,311	2,974	—
Payments to acquire property, plant, and equipment	(2,772)	(8,008)	(3,065)
Proceeds from sale of property, plant, and equipment	480	1,151	598
Proceeds from sale of other real estate	6,602	8,106	6,200

Net cash provided by (used in) investing activities	(1,167)	252,474	(14,190)
Financing activities
Net (decrease) increase in noninterest-bearing deposits	(3,672)	12,657	35,117
Net decrease in interest-bearing deposits	(75,761)	(175,132)	(112,605)
Net increase in federal funds purchased	16,000	—	—
Repayments of securities sold under agreements to repurchase	(17,810)	(13,172)	(11,686)
Repayments of long-term debt	(11,594)	(25,769)	(25,260)
Proceeds from issuance of preferred stock	—	—	18,802
Proceeds from stock options exercised	85	144	32
Excess tax benefit from equity-based compensation	9	6	5
Payments for repurchase of treasury stock	(28,421)	(1,012)	(904)
Payments for repurchase of warrants	—	—	(30)
FHLB debt prepayment fees	—	—	(471)
Payments of common dividends	(9,475)	(8,162)	(7,155)
Payments of preferred dividends	(992)	(1,120)	(558)

Net cash used in financing activities	(131,631)	(211,560)	(104,713)

Net increase (decrease) in cash and cash equivalents	(88,280)	97,553	(64,895)
Cash and cash equivalents at beginning of period	144,847	47,294	112,189

Cash and cash equivalents at end of period	$56,567	$144,847	$47,294

Supplemental transactions — noncash items
Transfer of loans to other real estate	$18,438	$9,083	$9,722
Loans originated to finance other real estate	3,196	1,405	151
Supplemental disclosure — cash flow information
Cash paid for interest	18,146	19,656	22,857
Cash paid for income taxes	3,000	10,388	8,500

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

Unless the context suggests otherwise, the use of the term “Company” refers to First Community Bancshares, Inc. (“the Company”) and its subsidiaries as a consolidated entity. The Company is a financial holding company headquartered in Bluefield, Virginia that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution, from 71 locations. The Bank operates under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and Peoples Community Bank, a Division of First Community Bank, in South Carolina and Tennessee. The Company offers personal and commercial insurance products and services from 9 locations through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), which is headquartered in High Point, North Carolina. Greenpoint operates under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr &Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”), a registered investment advisory firm. The Trust Division and FCWM managed $706 million in combined assets as of December 31, 2013. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent. The Company reported consolidated assets of $2.60 billion as of December 31, 2013.

The Company operates in one business segment, Community Banking, which consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services.

Principles of Consolidation

The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) in the United States and to predominant practices in the banking industry. The Company’s consolidated financial statements include the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not assets of the Company and are not included in the Company’s consolidated balance sheets.

The Company has investments in certain entities that are considered variable interest entities (“VIEs”) under GAAP. These VIEs include the Company’s trust subsidiary, FCBI Capital Trust (the “Trust”), certain tax credit limited partnerships, and limited liability companies that provide aviation services, insurance brokerage, title insurance, and other related financial services. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs. Based on the Company’s analysis for the periods presented in this report, it is not the primary beneficiary of its VIEs. Accordingly, these entities do not meet the criteria for consolidation and, therefore, are reported in other assets in the Company’s consolidated balance sheets. The carrying value and maximum potential loss exposure of VIEs totaled $2.89 million as of December 31, 2013, and $3.04 million as of December 31, 2012.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. The Company has identified the items that require the most subjective assumptions or complex judgments: investment securities, the allowance for loan losses, the provision for income taxes, and business combination, including intangible assets.

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or cash flow.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank (“FHLB”) that are available for immediate withdrawal.

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available-for-sale securities and carried at estimated fair value. Securities classified as available for sale consist of securities management intends to hold for indefinite periods of time, including securities to be used as part of the Company’s asset/liability management strategy and securities that may be sold in response to changes in interest rates, prepayment risk, or other similar factors. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity, net of income taxes, under the category of accumulated other comprehensive income (“AOCI”). Gains or losses on the call, maturity, or sale of investment securities are recorded based on the specific identification method. Purchase premiums and discounts are amortized or accreted over the life of a security into interest income.

The Company performs an extensive quarterly review to determine if impairment exists in the investment portfolio. If a security is deemed impaired, management evaluates the causes of unrealized losses to determine whether the impairment is temporary or other-than-temporary in nature. If a security is determined to be other-than-temporarily impaired, the value of the security is reduced and a corresponding charge to noninterest income is recognized. If the other-than-temporary impairment (“OTTI”) is related to a debt security, the Company determines the amount of the impairment related to the credit loss, which is recognized in noninterest income, and the amount related to all other factors, which is recognized in other comprehensive income (“OCI”).

Loans Held for Sale

Loans originated with the intent to sell in the secondary market are classified as held for sale. Loans held for sale consist primarily of one to four family residential loans and are carried at the lower of cost or estimated fair value as determined on an aggregate basis. These long-term, fixed rate loans are sold to investors on a best efforts basis; consequently, the Company does not absorb the interest rate risk involved in these loans. The fair value of loans held for sale is determined by quoted market prices for loans with similar coupon rates and terms.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company enters into interest rate lock commitments (“IRLCs”) with customers on mortgage loans intended to be sold in the secondary market and commitments to sell mortgages. These IRLCs and forward sale loan commitments are recorded at fair value in other assets and liabilities with any changes in fair value recognized in other income. These derivative instruments do not qualify as hedges. The fair value of IRLC derivatives is determined by quoted market prices for loans with similar coupon rates and terms. The fair value of forward sale loan commitments is based on changes in the value of the commitment, principally because of changes in interest rates.

Loans Held for Investment

Loans originated with the intent to hold for an indefinite period of time, until maturity, or until pay-off are classified as held for investment. Loans held for investment are carried at the principal amount outstanding, net of unearned income, less any write-downs necessary to reduce individual loans to net realizable value. Loan origination fees, including loan commitment and underwriting fees, are reduced by direct costs associated with loan processing, including salaries, legal review, and appraisal fees. Net deferred loan fees are deferred and amortized over the life of the related loan or commitment period.

The Company maintains an active and robust problem credit identification system through its ongoing credit review function. When a credit is identified as exhibiting characteristics of weakening, the Company assesses the credit for potential impairment. Loans are considered impaired when, in the opinion of management and based on current information and events, the collection of principal and interest payments due under the contractual terms of the loan agreements are doubtful. The impairment allowances allocated to individual loans, including individual credit relationships, and loan pools, grouped by similar risk characteristics, are reviewed by management on a quarterly basis. Factors considered in determining impairment include, but are not limited to, the borrower’s cash flow and capacity for debt repayment, the valuation of collateral, historical loss percentages, and economic conditions.

The Company’s Special Assets staff reviews loans $250 thousand and greater on a quarterly basis. Accrual of interest on loans is generally based on the daily amount of principal outstanding. Loans are considered past due when either principal or interest payments become contractually delinquent by 30 or more days. Consumer loans are generally charged off against the allowance for loan losses when the loans become 120 days past due (180 days if secured by residential real estate and 90 days if unsecured). All other loans are charged off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. It is the Company’s policy to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for loan losses. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a nonaccrual basis. Nonaccrual loans may be returned to accrual status if the loan is brought current and follows a period of sustained performance, including six months of regular principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more. Recoveries of loans previously charged off are credited to the allowance for loan losses in the period received.

Loans are considered troubled debt restructurings (“TDRs”) when the Company grants concessions, for legal or economic reasons, to borrowers experiencing financial difficulty that would not otherwise be considered. The Company generally makes concessions in interest rates, loan terms, and/or amortization terms. All TDRs $250 thousand or greater are evaluated for a specific reserve based on either the collateral or net present value method,

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

whichever is most applicable. TDRs under $250 thousand are subject to the reserve calculation for classified loans based primarily on the historical loss rate. At the date of modification, nonaccrual loans are classified as nonaccrual TDRs. TDRs classified as nonperforming at the date of modification are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions and recoveries of prior loan charge-offs and decreased by loans charged off. The provision is calculated and charged to earnings to bring the allowance to a level that, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses in the portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control: the performance of the Company’s loan portfolio, the economy, changes in interest rates, the view of regulatory authorities towards loan classifications, and other factors. While management has allocated the allowance for loan losses to specific loans and general portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. The Company’s allowance is segmented into commercial, consumer real estate, and consumer and other loans with each segment divided into classes with similar characteristics, such as the type of loan and collateral. The allowance for loan losses includes specific allocations to significant individual loans and credit relationships and general reserves to the remaining loans that have been deemed impaired. Loans not specifically identified are grouped into pools based on similar risk characteristics. A loan that becomes adversely classified or graded is moved into a group of adversely classified or graded loans with similar risk characteristics for evaluation. Management’s general reserve allocations are based on judgments of qualitative and quantitative factors about macro and micro economic conditions reflected in the loan portfolio and the economy.

No allowance for loan losses is carried over or established at acquisition for purchased loans acquired in business combinations. A provision for loan losses is recorded for any credit deterioration in purchased performing loans after the acquisition date. Purchased credit impaired (“PCI”) loans are grouped into pools and evaluated separately from the non-PCI portfolio. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. If cash flows for PCI loans are expected to decline, generally a provision for loan losses is charged to earnings, resulting in an increase to the allowance for loan losses. If cash flows for PCI loans are expected to improve, any previously established allowance is first reversed to the extent of prior charges and then interest income is increased using prospective yield adjustment over the remaining life of the loan, or pool of loans. Any provision established for PCI loans covered under the Federal Deposit Insurance Corporation (“FDIC”) loss share agreements is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure.

Other Real Estate Owned

Other real estate owned (“OREO”) and acquired through foreclosure, or other settlement, is carried at the lower of cost or fair value less estimated selling costs. The fair value is generally based on current third-party appraisals. When a property is transferred into OREO, any excess of the loan balance over the net realizable fair value is charged against the allowance for loan losses. Operating expenses, gains, and losses on the sale of OREO are included in other noninterest expense in the Company’s consolidated statements of income after any fair value write-downs are recorded as valuation adjustments.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Combinations

The Company may engage in business combinations with other companies. These transactions are accounted for using Topic 805 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), which requires the use of the acquisition method of accounting. In accordance with the acquisition method of accounting, all identifiable assets acquired, including purchased loans, and liabilities are recorded at fair value. Any excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. In instances where the price of the acquired business is less than the net assets acquired, a gain on the purchase is recorded.

Management makes significant estimates and judgments in accounting for business combinations. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisals by qualified independent parties for relevant asset and liability categories. Management must also make estimates for the useful or economic lives of certain acquired assets and liabilities. These lives are used in establishing the amortization and accretion of some intangible assets and liabilities, such as core deposits obtained in the acquisition of commercial banks. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results of operations from the closing date of the merger.

Purchased loans are recorded using the fair value methodology outlined in Topic 820 of the FASB ASC, exclusive of loss share agreements with the FDIC. The fair value estimates associated with loans include expected prepayments and the amount and timing of expected principal, interest, and other cash flows. No allowance for loan losses is recorded at acquisition for purchased loans because the fair values of the acquired loans incorporate assumptions regarding credit risk.

When purchased loans exhibit evidence of credit deterioration after the acquisition date, and it is probable at acquisition the Company will not collect all contractually required principal and interest payments, the loans are referred to as PCI loans. PCI loans are accounted for using Topic 310-30 of the FASB ASC, formerly the American Institute of Certified Public Accountants’ Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. In accordance with the guidance, the Company aggregates PCI loans that have common risk characteristics into loan pools. The Company has established the following loan pools related to the acquisitions of Peoples Bank of Virginia (“Peoples”) and Waccamaw Bank (“Waccamaw”) for evaluation: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. Evidence of credit quality deterioration at acquisition may include measures such as nonaccrual status, credit scores, declines in collateral value, current loan to value percentages, and days past due. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest, and other cash flows for each loan or pool of loans identified as credit impaired. If the contractually required payments at acquisition exceed the cash flows expected to be collected, the excess is the non-accretable difference, which is available to absorb credit losses on those loans or pools of loans. If the cash flows expected at acquisition exceed the estimated fair values, the excess is the accretable yield, which is recognized in interest income over the remaining lives of those loans or pools of loans when there is a reasonable expectation about the amount and timing of such cash flows.

Purchased performing loans are accounting for using the contractual cash flow method of accounting, which results in these loans being recorded at fair value with a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated contractual lives of the loans. Additional information regarding the

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounting and valuation of the allowance for loan losses related to purchased loans, intangible assets, and receivables resulting from FDIC-assisted transactions is found in this note of the consolidated financial statements.

Federal Deposit Insurance Corporation Indemnification Asset

The FDIC indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets purchased from the FDIC that are covered by loss share agreements. The FDIC indemnification asset is measured separately from related covered assets because it is not contractually embedded in the assets or transferable should the assets be disposed. In accordance with the acquisition method of accounting, the FDIC indemnification asset was recorded at fair value using projected cash flows based on expected reimbursements and applicable loss share percentages as outlined in the loss share agreements with the FDIC. The expected reimbursements did not include reimbursable amounts related to future covered expenditures. The cash flows were discounted to reflect the timing and receipt of reimbursements from the FDIC. The discount is accreted through noninterest income over future periods. The Company regularly reviews the fair value of the FDIC indemnification asset with input from a third-party provider. Post-acquisition adjustments to the indemnification asset are measured on the same basis as the underlying covered assets. Increases in the cash flows of covered loans reduce the FDIC indemnification asset balance, which is recognized as amortization through noninterest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans. Decreases in the cash flows of covered loans increase the FDIC indemnification asset balance, which is recognized as accretion through noninterest income. The realization of the FDIC indemnification asset ultimately depends on the performance of the underlying covered assets, the passage of time, and claims paid by the FDIC; therefore, the amount the Company realizes could differ materially from the carrying value.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the respective assets. Useful lives range from 5 to 10 years for furniture, fixtures, and equipment; 3 to 5 years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 20 years and leasehold improvements are amortized over the lesser of the term of the respective leases plus the first optional renewal period, when renewal is reasonably assured, or the estimated useful lives of the improvements. The Company leases various properties within its branch network. Leases generally have initial terms of up to 20 years and most contain options to renew with reasonable increases in rent. All leases are accounted for as operating leases. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations.

Goodwill and Other Intangible Assets

Intangible assets consist of goodwill, core deposit intangible assets, and other identifiable intangible assets that result from business combinations. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, and it is allocated to the appropriate reporting unit when acquired. The Company maintains two reporting units, Community Banking and Insurance Services. Goodwill is not amortized, but is tested annually in the fourth quarter using a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of either reporting unit is less than its carrying amount, the two-step quantitative goodwill impairment test is performed. Step 1 consists of calculating and comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is greater than its book value, no

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

goodwill impairment exists. If the carrying amount of a reporting unit is greater than its calculated fair value, goodwill impairment may exist and Step 2 is required to determine the amount of the impairment loss. The Company performed its annual impairment test of goodwill as of October 31, 2013, and determined that qualitatively that it was more likely than not that goodwill was not impaired; therefore, the Step 1 and Step 2 tests were not deemed necessary. Qualitative factors considered in the analysis included macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and the Company’s progress towards stated objectives as compared to prior years. An impairment charge to goodwill and other intangible assets may be required in the future if the Company’s future earnings and cash flows decline or discount rates used in determining fair value increase. No events have occurred after the 2013 analysis to indicate additional impairment.

Core deposit intangible assets represent the future earnings potential of acquired deposit relationships and are amortized over their estimated remaining useful lives. Other identifiable intangible assets primarily represent the rights arising from contractual arrangements and are amortized using the straight-line method.

Other Investments

As a condition of membership in the FHLB and the Federal Reserve Bank (“FRB”), the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta (“FHLBA”) and FRB of Richmond. These securities are reported in other assets in the Company’s consolidated balance sheets. There is no market for these securities and ownership is restricted; therefore, readily determinable fair values are not available. The Company carries these nonmarketable securities at cost and reviews the FHLB of Atlanta stock quarterly for impairment. The Company believes the FHLB of Atlanta ownership position provides access to relatively inexpensive wholesale and overnight funding. During 2013 and 2012 the FHLBA repurchased excess activity-based stock and paid quarterly cash dividends. Based on publicly available information as of December 31, 2013, the Company believed that its FHLBA stock was not impaired. The investment in FHLBA stock was $10.72 million as of December 31, 2013, and $11.30 million as of December 31, 2012. The investment in FRB of Richmond stock was $5.58 million as of December 31, 2013, and $5.57 million as of December 31, 2012.

The Company maintains long-term investments in various entities, including the Trust, certain tax credit limited partnerships, and other limited liability companies that provide aviation services, insurance brokerage, title insurance, and other related financial services. These entities are reported in other assets in the Company’s consolidated balance sheets. Investments in entities that the Company has no significant influence or control over, generally ownership interests of less than 20%, are recorded using the cost method of accounting. In accordance with the cost method, these investments do not have readily determinable fair values and dividends received are generally recorded as income. Investments in entities that the Company has the ability to exercise significant influence over but not control, generally ownership interests ranging from 20% to 50%, are recorded using the equity method of accounting. In accordance with the equity method, dividends received generally reduce the carrying amount of the investment, and the investment is adjusted to recognize the Company’s share of the entity’s earnings, losses, and changes in capital, if any. Management believes any future adjustments to equity investments will be immaterial. All long-term investments are reviewed periodically for possible impairment. The carrying value and maximum potential loss of equity investments totaled $786 thousand as of December 31, 2013, and $782 thousand as of December 31, 2012.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions. Securities, generally U.S. government and federal agency securities, pledged as collateral under these arrangements can be sold or repledged only if replaced by the secured party. The fair value of the collateral provided to a third party is continually monitored and additional collateral is provided as appropriate.

Advertising Expenses

Advertising costs are generally expensed as incurred. The Company may establish accruals for anticipated advertising expenses in the course of a fiscal year.

Equity-Based Compensation

The cost of employee services received in exchange for equity instruments, such as stock options and restricted stock awards, is generally measured at fair value on the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Income Taxes

Income tax expense is comprised of the current and deferred tax consequences of events and transactions already recognized. The Company includes interest and penalties related to income tax liabilities in income tax expense. The effective tax rate, income tax expense as a percentage of pre-tax income, may vary significantly from statutory rates due to tax credits and permanent differences. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its subsidiaries’ tax filings for the years ended December 31, 2009 through 2012 are currently open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of potential common stock that could be issued by the Company. In accordance with the treasury stock method of accounting, potential common stock could be issued for stock options, nonvested restricted stock awards, performance based stock awards, and convertible preferred stock. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period plus the number of dilutive potential common shares. The calculation of diluted earnings per common share excludes potential common shares that have an exercise price greater than the average market value of the Company’s common stock because the effect would be antidilutive.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2013	2012	2011
Net income	$23,312	$28,577	$20,028
Dividends on preferred stock	1,024	1,058	703

Net income available to common shareholders	$22,288	$27,519	$19,325

Weighted average number of common shares outstanding, basic	19,792,099	19,127,065	17,877,421
Dilutive effect of potential common shares from:
Stock options	19,337	4,549	1,390
Restricted stock	5,014	2,107	343
Convertible preferred stock	1,132,998	1,285,848	808,367
Contingently issuable shares	12,352	—	—

Weighted average number of common shares outstanding, diluted	20,961,800	20,419,569	18,687,521

Basic earnings per common share	$1.13	$1.44	$1.08
Diluted earnings per common share	$1.11	$1.40	$1.07

Antidilutive potential common shares:
Stock options	317,420	420,802	393,133
Restricted stock	271	—	2,343

Total potential antidilutive shares	317,691	420,802	395,476

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share of the Series A Preferred Stock is convertible into 69 shares of the Company’s common stock at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014. The number of Series A Preferred Stock outstanding was 15,251 as of December 31, 2013, 17,421 as of December 31, 2012, and 18,921 shares as of December 31, 2011.

Derivative Instruments

A derivative is an instrument whose value is derived from an underlying instrument or index, such as interest rates, equity security prices, currencies, commodity prices, or credit spreads. Derivatives include futures, forwards, swaps, option contracts, and other financial instruments with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies). The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. All derivative instruments are reported at fair value in the balance sheets.

If certain conditions are met, a derivative may be designated as a hedge related to fair value, cash flow, or foreign exposure risk. Changes in the fair value of a derivative instrument vary depending on the intended use of the derivative and the resulting designation. The Company accounts for fair value hedges using the regression analysis method. The hedged item is regressed with the hedging instrument and if the coefficient of determination is at least 0.80 the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings. Changes in the fair value of derivatives not designated as

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

hedging instruments are recognized as a gain or loss in earnings. The Company formally documents any relationships between hedging instruments and hedged items and the risk management objective and strategy for undertaking each hedged transaction. As of December 31, 2013, the Company had one interest rate swap that qualified as a fair value hedging instrument. The Company’s other derivative instruments include various IRLCs and forward sale loan commitments that do not qualify as hedging instruments.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal, or most advantageous, market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact, and willing to transact.

The fair value hierarchy is as follows:

Level 1 Inputs –	Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs –	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and provide a reasonable basis for fair value determination, such as interest rates, yield curves, volatilities, prepayment speeds, default rates, and credit risks, or inputs that are principally derived from observable market data.

Level 3 Inputs –	Unobservable inputs for determining the fair values of assets or liabilities when there is little or no market activity at the measurement date, using reasonable inputs and assumptions based on the best information at the time, to the extent that inputs are available without undue cost and effort. These inputs and assumptions may include model-derived inputs that are not corroborated by observable market data and an entity’s own assumptions.

These valuation methodologies were applied to all of the Company’s assets and liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third-party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting Standards Updates

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. This update is effective prospectively for interim and annual periods beginning on or after December 15, 2012. The Company adopted the guidance in 2013 and has included the related disclosures in Note 17, “Accumulated Other Comprehensive Income,” to the Consolidated Financial Statements of this report.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805) – Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” to address the diversity in practice about how to subsequently measure an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The amendments in ASU 2012-06 require a reporting entity to subsequently account for a change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. ASU 2012-06 further requires that any amortization of changes in value be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments in ASU 2012-06 are effective prospectively for fiscal years beginning on or after December 15, 2012, and early adoption is permitted. The Company adopted the guidance in 2013 and has recognized negative accretion related to the indemnification asset.

Note 2.	Acquisitions and Divestitures

Peoples Bank of Virginia

On May 31, 2012, the Company completed the acquisition of Peoples, based in Richmond, Virginia. Peoples, a full service community bank, operated 4 branches throughout the Richmond area. At acquisition, Peoples had total assets of $275.76 million, loans of $184.84 million, and deposits of $232.75 million. The purchase price was $40.28 million, including common stock valued at $26.47 million and cash consideration of $12.26 million. The Company issued 2,157,005 shares of common stock with an estimated fair value of $12.27 per share. Each outstanding share of Peoples was exchanged for $6.08 in cash and 1.07 shares of the Company’s common stock. The Company recorded goodwill of $10.32 million from the acquisition.

Waccamaw Bank

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all of the deposits and certain liabilities of Waccamaw, headquartered in Whiteville, North Carolina. Waccamaw, a full service community bank, operated 16 branches throughout North Carolina and South Carolina. At acquisition, Waccamaw had total assets of $500.64 million, loans of $318.35 million, and deposits of $414.13 million. Under the loss share agreements, the FDIC covers 80% of most loan and foreclosed real estate losses. The Company recorded an indemnification asset of $49.76 million at acquisition representing the present value of estimated losses on covered assets to be reimbursed by the FDIC. The Company recorded goodwill of $10.62 million from the acquisition.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Services

In 2013 the Company issued cash consideration of $150 thousand to purchase one agency. The acquisition terms call for further cash consideration of $253 thousand if certain operating targets are met. The fair value of these payments was booked at acquisition and added $324 thousand of goodwill and other intangibles to the Company’s consolidated balance sheet as of December 31, 2013. In 2011 Greenpoint received cash of $1.58 million from the sale of two agencies.

Acquisitions that occurred before 2009 call for issuing further cash consideration if certain operating targets are met. If those targets are met, the value of the consideration will be added to the cost of the acquisition. Earn-out payments related to these acquisitions totaled $442 thousand in 2013, $692 thousand in 2012, and $680 thousand in 2011.

Net Cash Paid (Acquired) in Acquisitions and Divestitures

The following table presents the components of net cash acquired, or paid, in acquisitions and divestitures, an investing activity in the Company’s statements of cash flows, in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Acquisitions
Fair value of assets and liabilities acquired:
Investments	$—	$62,919	$—
Loans	281	419,320	—
Premises and equipment	—	7,535	—
Other assets	—	255,924	—
Deposits	—	(649,184)	—
Other liabilities	—	(60,085)	—
Purchase price in excess of net assets acquired	663	21,810	680

Total purchase price	944	58,239	680
Non-cash purchase price	247	26,469	—
Cash acquired	—	184,053	—

Net cash paid (acquired) in acquisitions	697	(152,283)	680
Divestitures
Book value of assets sold	—	—	(1,678)
Book value of liabilities sold	—	—	170
Sales price in excess of net liabilities assumed	—	—	(67)

Total sales price	—	—	(1,575)
Cash sold	—	—	—
Amount due remaining on books	—	—	60

Net cash acquired in divestitures	—	—	(1,515)

Net cash paid (acquired) in acquisitions and divestitures	$697	$(152,283)	$(835)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2013
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
U.S. Treasury securities	$9,708	$—	$(695)	$9,013	$—
Municipal securities	147,049	1,868	(4,637)	144,280	—
Single issue trust preferred securities	55,764	—	(9,530)	46,234	—
Corporate securities	5,000	—	(129)	4,871	—
Mortgage-backed securities:
Agency	306,319	2,575	(8,508)	300,386	—
Non-Agency Alt-A residential	12,543	—	(2,754)	9,789	(2,754)

Total mortgage-backed securities	318,862	2,575	(11,262)	310,175	(2,754)
Equity securities	5,259	24	(36)	5,247	—

Total	$541,642	$4,467	$(26,289)	$519,820	$(2,754)

	December 31, 2012
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
Municipal securities	$151,119	$8,195	$(97)	$159,217	$—
Single issue trust preferred securities	55,707	—	(11,061)	44,646	—
Mortgage-backed securities:
Agency	310,323	6,023	(449)	315,897	—
Non-Agency Alt-A residential	14,215	—	(3,148)	11,067	(3,148)

Total mortgage-backed securities	324,538	6,023	(3,597)	326,964	(3,148)
Equity securities	3,446	190	(105)	3,531	—

Total	$534,810	$14,408	$(14,860)	$534,358	$(3,148)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the amortized cost, fair value, and weighted-average yield of available-for-sale securities, by contractual maturity, as of December 31, 2013. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Treasury Securities	Municipal Securities	Corporate Notes	Total	Tax Equivalent Purchase Yield (1)
Amortized cost maturity:
Within one year	$—	$1,386	$—	$1,386	3.85%
After one year through five years	—	14,227	—	14,227	5.69%
After five years through ten years	9,708	131,436	55,762	196,906	3.63%
After ten years	—	—	5,002	5,002	1.15%

Amortized cost	$9,708	$147,049	$60,764	217,521

Mortgage-backed securities				318,862	2.50%
Equity securities				5,259	4.92%

Total amortized cost				$541,642

Tax equivalent purchase yield	2.09%	4.76%	1.34%	3.01%
Average contractual maturity (in years)	9.38	10.42	13.55	11.25

Fair value maturity:
Within one year	$—	$1,393	$—	$1,393
After one year through five years	—	14,557	—	14,557
After five years through ten years	9,013	128,330	47,131	184,474
After ten years	—	—	3,974	3,974

Fair value	$9,013	$144,280	$51,105	204,398

Mortgage-backed securities				310,175
Equity securities				5,247

Total fair value				$519,820

(1)	Fully taxable equivalent at the rate of 35%.

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2013
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal securities	$568	$11	$—	$579

Total	$568	$11	$—	$579

	December 31, 2012
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal securities	$816	$16	$—	$832

Total	$816	$16	$—	$832

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the amortized cost, fair value, and weighted-average yield of held-to-maturity securities, by contractual maturity, as of December 31, 2013. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	Municipal Securities	Tax Equivalent Purchase Yield (1)
Amortized cost maturity:
Within one year	$190	8.05%
After one year through five years	378	8.17%
After five years through ten years	—	—
After ten years	—	—

Total amortized cost	$568

Tax equivalent purchase yield	8.13%
Average contractual maturity (in years)	1.33

Fair value maturity:
Within one year	$193
After one year through five years	386
After five years through ten years	—
After ten years	—

Total fair value	$579

(1)	Fully taxable equivalent at the rate of 35%.

The following table presents municipal securities, by state, for the states where the largest volume of these securities are held in the Company’s portfolio. The table also presents the amortized cost and fair value of the municipal securities, including gross unrealized gains and losses, as of the dates indicated.

	December 31, 2013
(Amounts in thousands)	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New York	11.34%	$16,161	$294	$(28)	$16,427
Minnesota	8.56%	12,504	174	(279)	12,399
New Jersey	8.18%	11,565	306	(25)	11,846
Connecticut	7.86%	11,406	91	(109)	11,388
Wisconsin	7.83%	11,815	118	(584)	11,349
Ohio	7.45%	11,299	135	(637)	10,797
Massachusetts	6.85%	10,102	119	(295)	9,926
Texas	6.24%	9,483	134	(576)	9,041
Other	35.68%	53,282	508	(2,104)	51,686

Total	100.00%	$147,617	$1,879	$(4,637)	$144,859

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
(Amounts in thousands)	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New York	11.04%	$16,552	$1,114	$—	$17,666
Wisconsin	8.66%	13,266	602	—	13,868
Minnesota	8.61%	12,990	798	(4)	13,784
New Jersey	8.01%	11,940	874	—	12,814
Connecticut	7.72%	11,693	660	—	12,353
Texas	7.42%	11,416	470	(16)	11,870
Ohio	7.31%	11,147	575	(21)	11,701
Massachusetts	6.98%	10,531	642	(3)	11,170
Other	34.25%	52,400	2,476	(53)	54,823

Total	100.00%	$151,935	$8,211	$(97)	$160,049

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated. There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2013 or 2012.

	December 31, 2013
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,012	$(695)	$—	$—	$9,012	$(695)
Municipal securities	57,950	(4,147)	3,049	(490)	60,999	(4,637)
Single issue trust preferred securities	—	—	46,234	(9,530)	46,234	(9,530)
Corporate securities	4,872	(129)	—	—	4,872	(129)
Mortgage-backed securities:
Agency	114,047	(4,361)	55,706	(4,147)	169,753	(8,508)
Non-Agency Alt-A residential	—	—	9,789	(2,754)	9,789	(2,754)

Total mortgage-backed securities	114,047	(4,361)	65,495	(6,901)	179,542	(11,262)
Equity securities	4,976	(24)	20	(12)	4,996	(36)

Total	$190,857	$(9,356)	$114,798	$(16,933)	$305,655	$(26,289)

	December 31, 2012
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal securities	$6,436	$(97)	$—	$—	$6,436	$(97)
Single issue trust preferred securities	—	—	44,646	(11,061)	44,646	(11,061)
Mortgage-backed securities:
Agency	74,197	(449)	15	—	74,212	(449)
Non-Agency Alt-A residential	—	—	11,066	(3,148)	11,066	(3,148)

Total mortgage-backed securities	74,197	(449)	11,081	(3,148)	85,278	(3,597)
Equity securities	3,106	(25)	108	(80)	3,214	(105)

Total	$83,739	$(571)	$55,835	$(14,289)	$139,574	$(14,860)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, there were 219 individual securities in an unrealized loss position, and their combined depreciation in value represented 5.06% of the available-for-sale securities portfolio. Individual securities in an unrealized loss position as of December 31, 2013, included 32 securities in a continuous unrealized loss position for 12 months or longer that the Company does not intend to sell, and that it has determined is not more likely than not going to be required to sell, prior to the maturities or recoveries of the securities. As of December 31, 2012, there were 57 individual securities in an unrealized loss position, and their combined depreciation in value represented 2.78% of the available-for-sale securities portfolio.

The following table presents the components of the Company’s net gain from the sale of securities in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Gross realized gains	$553	$723	$6,963
Gross realized losses	(154)	(240)	(1,699)

Net gain on sale of securities	$399	$483	$5,264

The carrying value of securities pledged to secure public deposits and other purposes was $284.77 million as of December 31, 2013, and $292.88 million as of December 31, 2012.

The Company reviews its investment portfolio on a quarterly basis for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (the “Treasury”), municipal securities, and single issue trust preferred securities. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. During 2013 and 2012, the Company incurred no OTTI charges related to debt securities not beneficially owned. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

Debt securities beneficially owned by the Company consist of corporate FDIC securities and mortgage-backed securities (“MBS”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. The Company incurred credit-related OTTI charges related to debt securities beneficially owned of $320 thousand in 2013 and $942 thousand in 2012. These charges were related to a non-Agency MBS.

The Company uses a discounted cash flow model for the non-Agency Alt-A residential MBS with the following assumptions: constant voluntary prepayment rate of 2%, a customized constant default rate scenario that assumes

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately 16% of the remaining underlying mortgages will default over the life of the security, and a customized loss severity rate scenario that ramps the loss rate down from 55% to 10% over the course of approximately three years. The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Beginning balance (1)	$7,478	$6,536	$4,251
Additions for credit losses on securities not previously recognized	—	—	—
Additions for credit losses on securities previously recognized	320	942	2,285
Reduction for increases in cash flows	—	—	—
Reduction for securities management no longer intends to hold to recovery	—	—	—
Reduction for securities sold/realized losses	—	—	—

Ending balance	$7,798	$7,478	$6,536

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During 2013 and 2012, the Company recognized no OTTI charges related to equity securities.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4.	Loans

The Company’s loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. Deferred loan fees were $3.16 million as of December 31, 2013, $2.36 million as of December 31, 2012, and $1.69 million as of December 31, 2011. Customer overdrafts are reclassified as loans and totaled $1.42 million as of December 31, 2013, and $1.55 million as of December 31, 2012. The following table presents loans, net of unearned income and disaggregated by class, as of the periods indicated:

	December 31,
	2013		2012
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$35,255	2.06%	$57,434	3.33%
Commercial and industrial	95,455	5.58%	88,738	5.15%
Multi-family residential	70,197	4.10%	65,694	3.81%
Single family non-owner occupied	135,559	7.92%	135,912	7.88%
Non-farm, non-residential	475,911	27.82%	448,810	26.02%
Agricultural	2,324	0.14%	1,709	0.10%
Farmland	32,614	1.91%	34,570	2.00%

Total commercial loans	847,315	49.53%	832,867	48.29%
Consumer real estate loans
Home equity lines	111,770	6.53%	111,081	6.44%
Single family owner occupied	496,012	28.99%	473,547	27.46%
Owner occupied construction	28,703	1.68%	16,223	0.94%

Total consumer real estate loans	636,485	37.20%	600,851	34.84%
Consumer and other loans
Consumer loans	71,313	4.17%	78,163	4.53%
Other	3,926	0.23%	5,666	0.33%

Total consumer and other loans	75,239	4.40%	83,829	4.86%

Total non-covered loans	1,559,039	91.13%	1,517,547	87.99%
Total covered loans	151,682	8.87%	207,106	12.01%

Total loans held for investment, net of unearned income	$1,710,721	100.00%	$1,724,653	100.00%

Loans held for sale	$883		$6,672

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2013	2012
Covered loans
Commercial loans
Construction, development, and other land	$15,865	$26,595
Commercial and industrial	3,325	6,948
Multi-family residential	1,933	2,611
Single family non-owner occupied	7,449	11,428
Non-farm, non-residential	34,646	48,565
Agricultural	164	144
Farmland	873	1,091

Total commercial loans	64,255	97,382
Consumer real estate loans
Home equity lines	69,206	81,445
Single family owner occupied	16,919	22,961
Owner occupied construction	1,184	1,644

Total consumer real estate loans	87,309	106,050
Consumer and other loans
Consumer loans	118	3,674

Total covered loans	$151,682	$207,106

For information concerning off-balance sheet financing, see Note 20, “Litigation, Commitments and Contingencies,” to the Consolidated Financial Statements of this report.

Purchased Credit Impaired Loans

When the fair values of purchased loans are established at acquisition, certain loans are identified as impaired. These PCI loans are aggregated into loan pools that have common risk characteristics. The Company’s loan pools consist of Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. The following table presents the carrying and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Carrying balance, January 1, 2011			$3,221	$3,221
Carrying balance, December 31, 2011			2,886	2,886
Unpaid principal balance, December 31, 2011			6,824	6,824

Carrying balance, January 1, 2012	$—	$—	$2,886	$2,886
Impaired loans acquired	32,603	117,572	—	150,175
Carrying balance, December 31, 2012	26,907	112,093	2,340	141,340
Unpaid principal balance, December 31, 2012	34,644	157,781	5,918	198,343

Carrying balance, January 1, 2013	$26,907	$112,093	$2,340	$141,340
Carrying balance, December 31, 2013	9,196	70,584	1,931	81,711
Unpaid principal balance, December 31, 2013	17,431	105,677	5,390	128,498

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Balance, January 1, 2011			$944	$944
Accretion			(174)	(174)
Reclassifications from nonaccretable difference			149	149
Disposals			—	—

Balance, December 31, 2011			$919	$919

Balance, January 1, 2012	$—	$—	$919	$919
Additions	3,400	26,481	—	29,881
Accretion	(856)	(3,315)	(1,089)	(5,260)
Reclassifications from nonaccretable difference	—	—	185	185
Disposals	(202)	(1,280)	—	(1,482)

Balance, December 31, 2012	$2,342	$21,886	$15	$24,243

Balance, January 1, 2013	$2,342	$21,886	$15	$24,243
Additions	148	281	—	429
Accretion	(1,840)	(6,288)	(119)	(8,247)
Reclassifications from (to) nonaccretable difference	6,155	(2,967)	112	3,300
Disposals	(1,511)	(2,574)	—	(4,085)

Balance, December 31, 2013	$5,294	$10,338	$8	$15,640

Note 5.	Credit Quality

The Company identifies loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If the Company determines that it is probable all principal and interest amounts contractually due will not be collected, the loan is generally deemed to be impaired.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the recorded investment and related information for loans considered to be impaired, excluding PCI loans, as of the periods indicated:

	December 31, 2013
(Amounts in thousands)	Recorded Investment	Average Annual Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$3,850	$—	$—
Commercial and industrial	292	698	292	—
Multi-family residential	—	18	—	—
Single family non-owner occupied	289	939	317	—
Non-farm, non-residential	5,352	7,225	5,682	—
Agricultural	—	—	—	—
Farmland	351	370	363	—
Consumer real estate loans
Home equity lines	257	454	264	—
Single family owner occupied	2,006	2,156	2,414	—
Owner occupied construction	—	15	—	—
Consumer and other loans
Consumer loans	—	3	—	—

Total impaired loans with no related allowance	8,547	15,728	9,332	—
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	$—	$1,057	$—	$—
Commercial and industrial	4,897	4,281	10,244	3,794
Multi-family residential	—	94	—	—
Single family non-owner occupied	375	892	375	47
Non-farm, non-residential	600	1,494	600	114
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	215	304	230	52
Single family owner occupied	4,844	4,498	5,035	735
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with a related allowance	10,931	12,620	16,484	4,742

Total impaired loans	$19,478	$28,348	$25,816	$4,742

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
(Amounts in thousands)	Recorded Investment	Average Annual Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$2,916	$935	$2,916	$—
Commercial and industrial	284	320	284	—
Multi-family residential	—	517	—	—
Single family non-owner occupied	383	1,101	684	—
Non-farm, non-residential	5,282	2,619	5,362	—
Agricultural	—	—	—	—
Farmland	—	93	—	—
Consumer real estate loans
Home equity lines	276	370	277	—
Single family owner occupied	277	4,441	383	—
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	1	—	—

Total impaired loans with no related allowance	9,418	10,397	9,906	—
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	69	—	—
Commercial and industrial	3,318	4,510	8,502	3,192
Multi-family residential	378	143	397	18
Single family non-owner occupied	2,411	2,484	2,460	996
Non-farm, non-residential	2,781	5,820	2,958	358
Agricultural	—	—	—	—
Farmland	—	93	—	—
Consumer real estate loans
Home equity lines	223	150	230	223
Single family owner occupied	4,673	3,511	4,903	806
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with a related allowance	13,784	16,780	19,450	5,593

Total impaired loans	$23,202	$27,177	$29,356	$5,593

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	Year ended December 31,
(Amounts in thousands)	2013	2012	2011
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$294	$3	$—
Commercial and industrial	17	17	4
Multi-family residential	3	4	24
Single family non-owner occupied	99	56	39
Non-farm, non-residential	296	102	25
Agricultural	—	—	—
Farmland	12	—	—
Consumer real estate loans
Home equity lines	25	28	15
Single family owner occupied	70	113	43
Owner occupied construction	5	—	3
Consumer and other loans
Consumer loans	—	—	2

Total impaired loans with no related allowance	821	323	155
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	117	1	9
Commercial and industrial	18	948	21
Multi-family residential	7	3	—
Single family non-owner occupied	3	80	107
Non-farm, non-residential	29	317	191
Agricultural	—	—	—
Farmland	—	—	—
Consumer real estate loans
Home equity lines	12	1	—
Single family owner occupied	54	103	164
Owner occupied construction	—	—	—
Consumer and other loans
Consumer loans	—	—	—

Total impaired loans with a related allowance	240	1,453	492

Total impaired loans	$1,061	$1,776	$647

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the Company determined that 4 of the 7 PCI loan pools were impaired. No impairment was recognized on loan pools before 2013. The following tables present balance and interest income related to the impaired loan pools as of the dates, and in the periods, indicated:

	December 31,
(Amounts in thousands)	2013	2012
Recorded investment	$52,033	$—
Average annual recorded investment	35,220	—
Unpaid principal balance	69,320	—
Allowance for loan losses	747	—

	Year ended December 31,
(Amounts in thousands)	2013	2012	2011
Interest income recognized	$1,966	$—	$—

As part of the ongoing monitoring of the Company’s loan portfolio, management tracks certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally analyzes all commercial loan relationships greater than $3.0 million on an annual basis and at various times during the year. In addition, smaller commercial and retail loans are sampled for review during the year. Loan risk ratings may be upgraded or downgraded to reflect current information identified during the loan review process. The Company uses a risk grading matrix to assign a risk grade to each loan in its portfolio. The general characteristics of each risk grade are as follows:

•

Pass – This grade is assigned to loans with acceptable credit quality and risk. The Company further segments this grade based on borrower characteristics that include: capital strength, earnings stability, liquidity leverage, and industry conditions.

•

Special Mention – This grade is assigned to loans that require an above average degree of supervision and attention. These loans have the characteristics of an asset with acceptable credit quality and risk; however, adverse economic or financial conditions exist that create potential weaknesses deserving of management’s close attention. If potential weaknesses are not corrected, the prospect of repayment may worsen.

•

Substandard – This grade is assigned to loans that have well defined weaknesses that may make payment default, or principal exposure, possible. In order to meet repayment terms, these loans will likely be dependent on collateral liquidation, secondary repayment sources, or events outside the normal course of business.

•

Doubtful – This grade is assigned to loans on nonaccrual status. These loans have the weaknesses inherent in substandard loans; however, the weaknesses are so severe that collection or liquidation in full is extremely unlikely based on current facts, conditions, and values. Due to certain specific pending factors, the amount of loss cannot yet be determined.

•

Loss – This grade is assigned to loans that will be charged off or charged down when payments, including the timing and value of payments, are determined to be uncertain. This risk grade does not imply that the asset has no recovery or salvage value, but simply means that it is not practical or desirable to defer writing off, either all or a portion of, the loan balance even though partial recovery may be realized in the future.

Losses on covered loans are generally reimbursable by the FDIC at the applicable loss share percentage, 80%; therefore, covered loans are disclosed separately in the following credit quality discussion. PCI loan pools are disaggregated and included in their applicable loan class in the following discussion. In addition, PCI loans are generally not classified as nonaccrual or nonperforming due to the accrual of interest income under the accretion method of accounting.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present loans held for investment, by internal credit risk grade, as of the periods indicated:

	December 31, 2013
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$30,719	$1,094	$3,139	$303	$—	$35,255
Commercial and industrial	87,589	1,056	2,919	3,891	—	95,455
Multi-family residential	67,257	2,237	703	—	—	70,197
Single family non-owner occupied	121,367	4,501	9,316	375	—	135,559
Non-farm, non-residential	440,334	21,046	14,500	31	—	475,911
Agricultural	2,306	8	10	—	—	2,324
Farmland	27,421	1,721	3,472	—	—	32,614
Consumer real estate loans
Home equity lines	107,411	1,355	2,789	215	—	111,770
Single family owner occupied	460,166	8,170	27,507	169	—	496,012
Owner occupied construction	28,242	261	200	—	—	28,703
Consumer and other loans
Consumer loans	69,973	864	472	—	4	71,313
Other	3,918	—	8	—	—	3,926

Total non-covered loans	1,446,703	42,313	65,035	4,984	4	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	9,722	1,378	4,714	51	—	15,865
Commercial and industrial	2,865	247	189	24	—	3,325
Multi-family residential	1,472	—	461	—	—	1,933
Single family non-owner occupied	4,362	1,519	1,552	16	—	7,449
Non-farm, non-residential	13,077	4,630	16,901	38	—	34,646
Agricultural	164	—	—	—	—	164
Farmland	572	—	301	—	—	873
Consumer real estate loans
Home equity lines	66,797	1,138	1,269	2	—	69,206
Single family owner occupied	10,832	148	5,939	—	—	16,919
Owner occupied construction	198	—	986	—	—	1,184
Consumer and other loans
Consumer loans	118	—	—	—	—	118
Other	—	—	—	—	—	—

Total covered loans	110,179	9,060	32,312	131	—	151,682

Total loans	$1,556,882	$51,373	$97,347	$5,115	$4	$1,710,721

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$41,850	$1,497	$13,546	$541	$—	$57,434
Commercial and industrial	77,573	2,506	4,821	3,838	—	88,738
Multi-family residential	60,161	4,043	1,490	—	—	65,694
Single family non-owner occupied	112,562	5,938	16,092	1,320	—	135,912
Non-farm, non-residential	399,907	15,975	32,808	120	—	448,810
Agricultural	1,657	19	33	—	—	1,709
Farmland	28,887	2,262	3,421	—	—	34,570
Consumer real estate loans
Home equity lines	104,750	2,739	3,592	—	—	111,081
Single family owner occupied	436,587	9,599	27,319	—	42	473,547
Owner occupied construction	15,841	382	—	—	—	16,223
Consumer and other loans
Consumer loans	76,787	867	501	8	—	78,163
Other	5,657	8	1	—	—	5,666

Total non-covered loans	1,362,219	45,835	103,624	5,827	42	1,517,547
Covered loans
Commercial loans
Construction, development, and other land	6,463	2,120	17,834	178	—	26,595
Commercial and industrial	6,225	445	197	81	—	6,948
Multi-family residential	1,962	—	649	—	—	2,611
Single family non-owner occupied	6,065	2,223	3,015	125	—	11,428
Non-farm, non-residential	23,855	5,477	19,189	44	—	48,565
Agricultural	143	—	1	—	—	144
Farmland	935	—	156	—	—	1,091
Consumer real estate loans
Home equity lines	16,323	11,981	53,116	25	—	81,445
Single family owner occupied	16,011	927	5,786	237	—	22,961
Owner occupied construction	484	—	1,160	—	—	1,644
Consumer and other loans
Consumer loans	2,987	562	125	—	—	3,674
Other	—	—	—	—	—	—

Total covered loans	81,453	23,735	101,228	690	—	207,106

Total loans	$1,443,672	$69,570	$204,852	$6,517	$42	$1,724,653

As of December 31, 2013, non-covered special mention and classified loans decreased $42.99 million, or 27.68%, compared to December 31, 2012, which was primarily due to loan workout activity across the portfolio coupled with continued credit improvement. Credit quality also significantly improved in the covered loan portfolio with special mention and classified loans declining $84.15 million, or 66.97%, as of December 31, 2013, compared to December 31, 2012.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31,
	2013			2012
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$1,187	$761	$1,948	$405	$1,990	$2,395
Commercial and industrial	5,341	92	5,433	3,912	35	3,947
Multi-family residential	—	—	—	378	—	378
Single family non-owner occupied	1,966	222	2,188	7,071	21	7,092
Non-farm, non-residential	2,685	—	2,685	5,938	951	6,889
Agricultural	—	—	—	2	—	2
Farmland	441	301	742	—	—	—
Consumer real estate loans
Home equity lines	765	232	997	872	436	1,308
Single family owner occupied	6,567	1,555	8,122	5,219	831	6,050
Owner occupied construction	—	190	190	—	59	59
Consumer and other loans
Consumer loans	201	—	201	126	—	126
Other	—	—	—	—	—	—

Total	19,153	3,353	22,506	23,923	4,323	28,246
Purchased impaired loans	8	—	8	8	—	8

Total nonaccrual loans	$19,161	$3,353	$22,514	$23,931	$4,323	$28,254

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered accruing loans contractually past due 90 days or more as of December 31, 2013, or December 31, 2012. Accruing loans contractually past due 90 days or more were $86 thousand as of December 31, 2013, which was attributed to covered home equity lines. There were no accruing loans contractually past due 90 days or more as of December 31, 2012.

	December 31, 2013
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$118	$10	$532	$660	$34,595	$35,255
Commercial and industrial	93	39	2,631	2,763	92,692	95,455
Multi-family residential	115	—	—	115	70,082	70,197
Single family non-owner occupied	611	554	1,203	2,368	133,191	135,559
Non-farm, non-residential	1,014	318	1,770	3,102	472,809	475,911
Agricultural	—	—	—	—	2,324	2,324
Farmland	245	—	—	245	32,369	32,614
Consumer real estate loans
Home equity lines	289	317	442	1,048	110,722	111,770
Single family owner occupied	7,428	1,228	145	8,801	487,211	496,012
Owner occupied construction	205	—	2,284	2,489	26,214	28,703
Consumer and other loans
Consumer loans	811	86	105	1,002	70,311	71,313
Other	—	—	—	—	3,926	3,926

Total non-covered loans	10,929	2,552	9,112	22,593	1,536,446	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	479	—	453	932	14,933	15,865
Commercial and industrial	5	44	92	141	3,184	3,325
Multi-family residential	—	—	—	—	1,933	1,933
Single family non-owner occupied	—	—	184	184	7,265	7,449
Non-farm, non-residential	209	—	—	209	34,437	34,646
Agricultural	—	—	—	—	164	164
Farmland	—	—	301	301	572	873
Consumer real estate loans
Home equity lines	488	86	163	737	68,469	69,206
Single family owner occupied	197	120	1,466	1,783	15,136	16,919
Owner occupied construction	—	—	190	190	994	1,184
Consumer and other loans						—
Consumer loans	—	—	—	—	118	118
Other	—	—	—	—	—	—

Total covered loans	1,378	250	2,849	4,477	147,205	151,682

Total loans	$12,307	$2,802	$11,961	$27,070	$1,683,651	$1,710,721

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$344	$—	$188	$532	$56,902	$57,434
Commercial and industrial	387	84	1,432	1,903	86,835	88,738
Multi-family residential	624	—	—	624	65,070	65,694
Single family non-owner occupied	1,841	1,348	3,715	6,904	129,008	135,912
Non-farm, non-residential	2,702	936	3,621	7,259	441,551	448,810
Agricultural	—	—	—	—	1,709	1,709
Farmland	216	196	—	412	34,158	34,570
Consumer real estate loans
Home equity lines	315	93	495	903	110,178	111,081
Single family owner occupied	6,564	1,176	1,644	9,384	464,163	473,547
Owner occupied construction	382	—	—	382	15,841	16,223
Consumer and other loans
Consumer loans	715	73	47	835	77,328	78,163
Other	—	—	—	—	5,666	5,666

Total non-covered loans	14,090	3,906	11,142	29,138	1,488,409	1,517,547
Covered loans
Commercial loans
Construction, development, and other land	252	161	1,121	1,534	25,061	26,595
Commercial and industrial	45	—	—	45	6,903	6,948
Multi-family residential	—	—	—	—	2,611	2,611
Single family non-owner occupied	8	—	21	29	11,399	11,428
Non-farm, non-residential	501	—	927	1,428	47,137	48,565
Agricultural	—	—	—	—	144	144
Farmland	6	—	—	6	1,085	1,091
Consumer real estate loans
Home equity lines	217	112	204	533	80,912	81,445
Single family owner occupied	413	135	475	1,023	21,938	22,961
Owner occupied construction	—	—	59	59	1,585	1,644
Consumer and other loans
Consumer loans	—	—	—	—	3,674	3,674
Other	—	—	—	—	—	—

Total covered loans	1,442	408	2,807	4,657	202,449	207,106

Total loans	$15,532	$4,314	$13,949	$33,795	$1,690,858	$1,724,653

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to TDRs totaled $1.84 million as of December 31, 2013, and $1.87 million as of December 31, 2012.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The Company recognized interest income on TDRs of $551 thousand in 2013, $640 thousand in 2012, and $411 thousand in 2011.

Loans acquired with credit deterioration, with a discount, are generally not considered a TDR as long as the loan remains in the assigned loan pool. There were no covered loans recorded as TDRs as of December 31, 2013 or 2012. The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	December 31,
	2013			2012
(Amounts in thousands)	Nonaccrual (1)	Accruing	Total	Nonaccrual (1)	Accruing	Total
Commercial loans
Construction, development, andother land	$—	$—	$—	$63	$—	$63
Commercial and industrial	1,115	—	1,115	1,119	—	1,119
Single family non-owner occupied	375	—	375	1,380	—	1,380
Non-farm, non-residential	128	5,490	5,618	764	5,897	6,661
Consumer real estate loans
Home equity lines	159	51	210	305	55	360
Single family owner occupied	423	6,670	7,093	197	6,095	6,292

Total TDRs	$2,200	$12,211	$14,411	$3,828	$12,047	$15,875

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the years indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Year Ended December 31,
	2013			2012
(Amounts in thousands)	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Below market interest rate Single family owner occupied	2	$601	$557	—	$—	$—
Below market interest rate andextended payment term Single family non-owner occupied	1	375	328		—	—
Non-farm, non-residential	1	511	511	2	5,822	5,822
Single family owner occupied	4	809	757	—	—	—

Total	8	$2,296	$2,153	3	$6,173	$6,141

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents loans modified as TDRs, by loan class, that were restructured within the previous 12 months for which there was a payment default during the years indicated:

	Year Ended December 31,
	2013		2012
(Amounts in thousands)	Total Contracts	Recorded Investment	Total Contracts	Recorded Investment
Single family non-owner occupied	1	$375	—	$—
Single family owner occupied	1	359	—	—

Total	2	$734	—	$—

Note 6.	Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems adequate to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by provisions charges to operations and reduced by net charge-offs. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors that may be beyond the Company’s control: the performance of the Company’s loan portfolio, the economy, changes in interest rates, the view of regulatory authorities towards loan classifications, and other factors. These uncertainties may result in a material change to the allowance for loan losses in the near term; however, the amount of the change cannot reasonably be estimated.

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated that are segmented into groups with similar risk characteristics, based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. For loans acquired in a business combination, loans identified as credit impaired at the acquisition date are grouped into pools and evaluated separately from the non-PCI portfolio. The Company has aggregated PCI loans into the following pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. Provisions calculated for PCI loans are offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to specific loans, various portfolio segments, and loan pools, the allowance for loan losses is available for use against any loan loss management deems appropriate. As of December 31, 2013, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the aggregate activity in the allowance for loan losses in the periods indicated:

(Amounts in thousands)	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
Balance, January 1, 2011	$26,482	$—	$26,482
Provision for loan losses charged to operations	8,846	201	9,047
Charge-offs	(11,460)	—	(11,460)
Recoveries	2,136	—	2,136

Net charge-offs	(9,324)	—	(9,324)

Balance, December 31, 2011	$26,004	$201	$26,205

Balance, January 1, 2012	$26,004	$201	$26,205
Provision for loan losses charged to operations	5,871	(193)	5,678
Charge-offs	(7,504)	—	(7,504)
Recoveries	1,391	—	1,391

Net charge-offs	(6,113)	—	(6,113)

Balance, December 31, 2012	$25,762	$8	$25,770

Balance, January 1, 2013	$25,762	$8	$25,770
Provision for loan losses	7,912	747	8,659
Benefit attributable to the FDIC indemnification asset	—	(451)	(451)

Provision for loan losses charged to operations	7,912	296	8,208
Provision for loan losses recorded through the FDIC indemnification asset	—	451	451
Charge-offs	(12,527)	—	(12,527)
Recoveries	2,175	—	2,175

Net charge-offs	(10,352)	—	(10,352)

Balance, December 31, 2013	$23,322	$755	$24,077

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Balance, January 1, 2011	$12,300	$12,641	$1,541	$26,482
Provision for loan losses charged to operations	11,806	(2,681)	(279)	8,846
Loans charged off	(7,981)	(2,501)	(978)	(11,460)
Recoveries credited to allowance	1,426	252	458	2,136

Net charge-offs	(6,555)	(2,249)	(520)	(9,324)

Balance, December 31, 2011	$17,551	$7,711	$742	$26,004

Balance, January 1, 2012	$17,551	$7,711	$742	$26,004
Provision for loan losses charged to operations	2,896	2,608	367	5,871
Loans charged off	(3,814)	(2,702)	(988)	(7,504)
Recoveries credited to allowance	626	289	476	1,391

Net charge-offs	(3,188)	(2,413)	(512)	(6,113)

Balance, December 31, 2012	$17,259	$7,906	$597	$25,762

Balance, January 1, 2013	$17,259	$7,906	$597	$25,762
Provision for loan losses charged to operations	5,643	1,364	905	7,912
Loans charged off	(7,743)	(3,115)	(1,669)	(12,527)
Recoveries credited to allowance	931	442	802	2,175

Net charge-offs	(6,812)	(2,673)	(867)	(10,352)

Balance, December 31, 2013	$16,090	$6,597	$635	$23,322

The negative provision charged to operations in the consumer real estate and consumer and other segments in 2011 was due to refinement in the allowance for loan losses methodology to segment single family real estate into non-owner (commercial) and owner occupied (consumer real estate).

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Balance, January 1, 2011	$—	$—	$—	$—
Provision for loan losses charged to operations	201	—	—	201

Balance, December 31, 2011	$201	$—	$—	$201

Balance, January 1, 2012	$201	$—	$—	$201
Provision for loan losses charged to operations	(193)	—	—	(193)

Balance, December 31, 2012	$8	$—	$—	$8

Balance, January 1, 2013	$8	$—	$—	$8
Purchased impaired provision	69	678	—	747
Benefit attributable to FDIC indemnificaton asset	(55)	(396)	—	(451)

Provision for loan losses charged to operations	14	282	—	296
Provision for loan losses recorded through the FDIC indemnificaton asset	55	396	—	451

Balance, December 31, 2013	$77	$678	$—	$755

The following tables present the Company’s allowance for loan losses and recorded investment in loans, excluding PCI loans, by loan class, as of the dates indicated:

	December 31, 2013
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$46,404	$1,141
Commercial and industrial	5,189	3,794	92,612	1,421
Multi-family residential	—	—	71,669	1,211
Single family non-owner occupied	664	47	136,567	3,502
Non-farm, non-residential	5,952	114	483,126	4,536
Agricultural	—	—	2,488	23
Farmland	351	—	33,136	301

Total commercial loans	12,156	3,955	866,002	12,135
Consumer real estate loans
Home equity lines	472	52	136,896	1,309
Single family owner occupied	6,850	735	502,229	4,295
Owner occupied construction	—	—	29,090	206

Total consumer real estate loans	7,322	787	668,215	5,810
Consumer and other loans
Consumer loans	—	—	71,389	635
Other	—	—	3,926	—

Total consumer and other loans	—	—	75,315	635

Total loans, excluding PCI loans	$19,478	$4,742	$1,609,532	$18,580

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$2,916	$—	$55,369	$1,214
Commercial and industrial	3,602	3,192	88,811	1,159
Multi-family residential	378	18	67,278	1,612
Single family non-owner occupied	2,794	996	134,323	3,371
Non-farm, non-residential	8,063	358	451,240	4,901
Agricultural	—	—	1,852	22
Farmland	—	—	34,779	416

Total commercial loans	17,753	4,564	833,652	12,695
Consumer real estate loans
Home equity lines	499	223	141,684	1,351
Single family owner occupied	4,950	806	483,553	5,189
Owner occupied construction	—	—	16,768	337

Total consumer real estate loans	5,449	1,029	642,005	6,877
Consumer and other loans
Consumer loans	—	—	81,037	597
Other	—	—	5,666	—

Total consumer and other loans	—	—	86,703	597

Total loans, excluding PCI loans	$23,202	$5,593	$1,562,360	$20,169

The Company aggregates PCI loans into the following loan pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The following table presents the Company’s allowance for loan losses and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	December 31,
	2013		2012
(Amounts in thousands)	Loan Pools With Impairment	Allowance for Loans Pools With Impairment	Loan Pools With Impairment	Allowance for Loans Pools With Impairment
Commercial loans
Waccamaw commercial	$19,851	$—	$40,688	$—
Waccamaw lines of credit	2,594	69	10,009	—
Peoples commercial	7,862	—	23,670	—
Other	1,931	8	2,340	8

Total commercial loans	32,238	77	76,707	8
Consumer real estate loans
Waccamaw serviced home equity lines	43,608	277	52,321	—
Waccamaw residential	4,497	217	8,974	—
Peoples residential	1,334	184	3,237	—

Total consumer real estate loans	49,439	678	64,532	—
Consumer and other loans
Waccamaw consumer	34	—	101	—
Total consumer and other loans	34	—	101	—

Total loans	$81,711	$755	$141,340	$8

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7.	FDIC Indemnification Asset

The Company entered into loss share agreements with the FDIC in 2012 in connection with the FDIC-assisted acquisition of Waccamaw. Under the loss share agreements, the FDIC agreed to cover 80% of most loan and foreclosed real estate losses. Certain expenses incurred in relation to these covered assets are reimbursable by the FDIC. Estimated reimbursements are netted against the expense on covered assets in the Company’s consolidated statements of income. The following table presents activity in the FDIC indemnification asset in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012
Beginning balance	$48,149	$—
FDIC loss share receivable — Waccamaw acquisition	—	49,755
Increase in estimated losses on covered loans	451	—
Increase in estimated losses on covered OREO	4,425	637
Reimbursable expenses from the FDIC	1,574	273
Net (amortization) accretion	(5,597)	458
Reimbursements from the FDIC	(14,311)	(2,974)

Ending balance	$34,691	$48,149

Note 8.	Premises, Equipment, and Leases

Premises and Equipment

Depreciation and amortization expense was $4.67 million in 2013, $4.03 million in 2012, and $3.98 million in 2011. The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
(Amounts in thousands)	2013	2012
Land	$19,884	$19,366
Buildings and leasehold improvements	54,292	56,789
Equipment	36,983	36,775

	111,159	112,930
Accumulated depreciation and amortization	50,043	48,062

Total premises and equipment, net	$61,116	$64,868

Certain long-term investments in land and buildings were evaluated for impairment during 2013 due to the Company’s plan to close or consolidate seven branch locations in 2014. Write-downs related to these expected closures totaled $1.52 million in 2013.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases

The Company enters into various noncancelable operating leases. Lease expense was $1.18 million in 2013, $1.26 million in 2012, and $1.17 million in 2011. As of December 31, 2013, the Company did not sublease any portion of its noncancelable operating leases to third parties. The following schedule presents future minimum lease payments required under noncancelable operating leases, with initial or remaining terms in excess of one year, by year, as of December 31, 2013:

(Amounts in thousands)
2014	$771
2015	434
2016	307
2017	200
2018	122
2019 and thereafter	1,068

$2,902

Note 9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is allocated to the appropriate reporting unit when acquired, if applicable. Before 2009, the cash consideration for meeting certain operating targets, under the agreement terms, was added to goodwill when paid. Beginning in 2009, the estimated future value of the cash consideration is recognized as goodwill at the acquisition date. As of December 31, 2013, the total potential cash consideration remaining to be paid in connection with acquisitions that occurred before 2009 was $353 thousand, which is allocated to the Insurance Services reporting unit. The Company analyzed the carrying value of goodwill as of October 31, 2013, and determined that no impairment charge was necessary.

The following table presents the activity in goodwill, by reporting unit, in the periods indicated:

(Amounts in thousands)	Community Banking	Insurance Services	Total
Beginning balance, January 1, 2011	$75,599	$9,315	$84,914
Acquisitions and dispositions, net	—	(1,299)	(1,299)
Cash consideration paid	—	680	680
Impairment Charges	—	(1,239)	(1,239)

Ending balance, December 31, 2011	$75,599	$7,457	$83,056

Beginning balance, January 1, 2012	$75,599	$7,457	$83,056
Acquisitions and dispositions, net	21,118	—	21,118
Cash consideration paid	—	692	692

Ending balance, December 31, 2012	$96,717	$8,149	$104,866

Beginning balance, January 1, 2013	$96,717	$8,149	$104,866
Acquisitions and dispositions, net	(176)	324	148
Cash consideration paid	—	441	441

Ending balance, December 31, 2013	$96,541	$8,914	$105,455

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Intangible Assets

The Company’s intangible assets also include core deposit and other identifiable intangible assets. Core deposit intangible assets are amortized over their estimated useful lives that range from 7 to 10 years. As of December 31, 2013, the remaining lives of core deposit intangible assets ranged from 2 to 5 years, and the weighted average remaining life was 4 years. Other identifiable intangible assets consist primarily of the value assigned to contractual rights arising from insurance agency acquisitions. Other identifiable intangible assets are amortized using the straight-line method. The following table presents the components of other intangible assets, by reporting unit, as of the dates indicated:

	December 31,
	2013			2012
(Amounts in thousands)	Community Banking	Insurance Services	Total	Community Banking	Insurance Services	Total
Core deposit intangibles	$7,940	$—	$7,940	$7,940	$—	$7,940
Accumulated amortization	(6,669)	—	(6,669)	(6,244)	—	(6,244)

Core deposit intangibles, net	1,271	—	1,271	1,696	—	1,696
Other identifiable intangibles	535	3,711	4,246	535	3,638	4,173
Accumulated amortization	(410)	(2,241)	(2,651)	(383)	(1,964)	(2,347)

Other identifiable intangibles, net	125	1,470	1,595	152	1,674	1,826

Total other intangible assets, net	$1,396	$1,470	$2,866	$1,848	$1,674	$3,522

Amortization expense for other intangible assets was $729 thousand in 2013, $804 thousand in 2012, and $1.02 million in 2011. The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2013:

(Amounts in thousands)
2014	$712
2015	712
2016	607
2017	381
2018	292
2019 and thereafter	—

$2,704

Note 10.	Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
(Amounts in thousands)	2013	2012
Noninterest-bearing demand deposits	$339,680	$343,352
Interest-bearing deposits:
Interest-bearing demand deposits	361,821	353,321
Money market accounts	237,845	237,257
Savings deposits	286,165	263,019
Certificates of deposit	606,178	706,568
Individual retirement accounts	119,053	126,658

Total interest-bearing deposits	1,611,062	1,686,823

Total deposits	$1,950,742	$2,030,175

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedule presents the contractual maturities of time deposits as of December 31, 2013:

(Amounts in thousands)
2014	$423,272
2015	163,591
2016	66,924
2017	36,408
2018	35,020
2019 and thereafter	16

$725,231

Time deposits of $100 thousand or more were $352.84 million as of December 31, 2013, and $398.48 million as of December 31, 2012. The following schedule presents the contractual maturities of time deposits of $100 thousand or more as of December 31, 2013:

(Amounts in thousands)
Three months or less	$55,836
Over three through six months	79,561
Over six through twelve months	66,321
Over twelve months	151,120

$352,838

Note 11.	Borrowings

The following table presents the composition of borrowings as of the dates indicated:

	December 31,
(Amounts in thousands)	2013	2012
Federal funds purchased	$16,000	$—
Securities sold under agreements to repurchase:
Retail	68,308	77,922
Wholesale	50,000	58,196

Total securities sold under agreements to repurchase	118,308	136,118
FHLB borrowings:
Fixed rate credit	—	6,275
Advances	150,000	155,283

Total FHLB borrowings	150,000	161,558
Subordinated debt	15,464	15,464
Other debt	624	413

Total borrowings	$300,396	$313,553

Short-term borrowings consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBSs. The weighted average rate of federal funds purchased was 0.36% as of December 31, 2013. The weighted average rate of retail repurchase agreements was 0.38% as of December 31, 2013, and 0.57% as of December 31, 2012.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including fixed rate credit and convertible and callable advances; and other obligations. The weighted average contractual rate of wholesale repurchase agreements was 3.71% as of December 31, 2013, and 3.34% as of December 31, 2012. As of December 31, 2013, the weighted average contractual maturity of wholesale repurchase agreements was 4.08 years. The weighted average contractual rate of FHLB borrowings was 4.12% as of December 31, 2013, and 3.86% as of December 31, 2012. As of December 31, 2013, the weighted average contractual maturity of FHLB borrowings was 4.57 years. The following schedule presents contractual maturities of FHLB borrowings, by year, as of December 31, 2013:

(Amounts in thousands)
2014	$—
2015	—
2016	—
2017	100,000
2018	—
2019 and thereafter	50,000

$150,000

FHLB callable advances may be redeemed by the FHLB at quarterly intervals after various lockout periods that could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. FHLB advances were secured by qualifying loans that totaled $1.13 billion as of December 31, 2013, and $998.14 million as of December 31, 2012. Unused borrowing capacity with the FHLB was $324.34 million as of December 31, 2013. In 2013, the Company prepaid $8.15 million in wholesale repurchase agreements and $11.47 million in FHLB borrowings resulting in a $296 thousand gain.

Subordinated debt consists of junior subordinated debentures (“Debentures”) of $15.46 million that were issued by the Company in October 2003 to the Trust. The Debentures had an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033 and are currently callable. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2013 and 2012.

Note 12.	Derivative Instruments and Hedging Activities

The Company primarily uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Derivative instruments represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another asset to the other party based on a notional amount and an underlying asset as specified in the contract. These derivative instruments may consist of interest rate swaps, floors, caps, collars, futures, forward contracts, and written and purchased options. Derivative instruments are subject to counterparty credit risk due to the possibility that the Company will incur a loss because a counterparty, which may be a bank, a broker-dealer or a customer, fails to meet its contractual obligations. This risk is measured as the expected positive replacement value of contracts. All derivative contracts may be executed only with exchanges or counterparties approved by the Company’s Asset/Liability Management Committee.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013, the Company’s derivative instruments consisted of IRLCs, forward sale loan commitments, and interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

IRLCs and forward sale loan commitments. In the normal course of business, the Company enters into interest rate lock commitments (“IRLCs”) with customers on mortgage loans intended to be sold in the secondary market and commitments to sell those originated mortgage loans. The Company enters into IRLCs to provide potential borrowers an interest rate guarantee. Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. From the date we issue the commitment through the date of sale into the secondary market, the Company has exposure to interest rate movement resulting from the risk that interest rates will change from the rate quoted to the borrower. Due to these interest rate fluctuations, the Company’s balance of mortgage loans held for sale is subject to changes in fair value. Typically, the fair value of these loans declines when interest rates increase and rise when interest rates decrease. The fair values of the Company’s IRLCs and forward sale loan commitments are recorded at fair value as a component of other assets and other liabilities in the consolidated balance sheets. These derivatives do not qualify as hedging instruments; therefore, changes in fair value are recorded in earnings.

Interest rate swaps. The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the London InterBank Offered Rate (“LIBOR”) curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period.

In October 2013, the Company entered into a ten-year, $3.50 million notional interest rate swap agreement that was accounted for as a fair value hedge. The swap and loan hedged by the swap are recorded at fair value. The hedge was effective as of December 31, 2013.

The following table presents the aggregate contractual or notional amounts, as well as the fair values of the Company’s derivative instruments as of the dates indicated:

	December 31,
	2013			2012
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$3,453	$43	$—	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	3,677	—	41	14,841	144	16
Forward sale loan commitments	4,560	41	—	—	—	—

Total derivatives not designated as hedges	8,237	41	41	14,841	144	16

Total derivatives	$11,690	$84	$41	$14,841	$144	$16

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effect of the Company’s derivative and hedging activity, if applicable, on the statement of income in the periods indicated:

		Year Ended December 31,
(Amounts in thousands)	Income Statement Location	2013	2012	2011
Derivatives designated as hedges:
Interest rate swaps	Other income	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	Other income	(169)	—	160
Forward sale loan commitments	Other income	41	—	—

Total derivatives not designated as hedges		(128)	—	160

Total derivatives		$(128)	$—	$160

Note 13.	Employee Benefit Plans

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees who meet minimum eligibility requirements. The KSOP held 499,075 shares of the Company’s common stock as of December 31, 2013, 561,551 shares as of December 31, 2012, and 588,656 shares as of December 31, 2011.

Employer Stock Fund

The Company made annual contributions to the stock feature within the KSOP at the discretion of the Board of Directors until December 31, 2006, when the plan was frozen to future contributions. Substantially all plan assets are invested in the Company’s common stock. All KSOP contributions beginning in 2007 have been made to the employee savings feature of the plan.

Employee Savings Plan

The Company provides a 401(k) savings feature within the KSOP. The Company makes matching contributions to employee deferrals at levels determined by the Board of Directors on an annual basis. The cost of the Company’s 100% matching contributions to qualified deferrals under the 401(k) savings component of the KSOP was $1.61 million in 2013, $1.27 million in 2012, and $1.34 million in 2011. In 2013 and 2011, all matching contributions were made in the Company’s common stock. In 2012, matching contributions were made in cash and the Company’s common stock.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. The health plan is managed by a third-party administrator. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. Stop-loss insurance coverage limits the Company’s risk of loss to $100 thousand for individual claims and $3.98 million aggregate claims. Expenses related to the health plan were $3.02 million in 2013, $2.25 million in 2012, and $3.49 million in 2011.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. Accrued benefits are based on the present values of expected payments and estimated life expectancies and totaled $455 thousand as of December 31, 2013, and $459 thousand as of December 31, 2012. Expenses related to the deferred compensation plan were $60 thousand in each of the three years ended December 31, 2013.

Supplemental Executive Retention Plan

The Company maintains the Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The domestic noncontributory, nonqualified SERP provides for a defined benefit, at normal retirement age, targeted at 35% of the participant’s projected final average compensation, subject to a defined maximum annual benefit. Benefits under the SERP generally become payable at age 62. The SERP is an unfunded plan; accordingly, there are no plan assets. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Service cost	$135	$153	$161
Interest cost	246	203	224
Amortization of losses (gains)	49	45	—
Amortization of prior service cost	187	134	134

Net periodic cost	$617	$535	$519

The actuarial benefit plan obligation was $5.62 million as of December 31, 2013, and December 31, 2012. The obligation as of December 31, 2013, included a $380 thousand increase as a result of an amendment in January 2013 to revise the amount of normal retirement benefit. The increase was offset by a $725 thousand actuarial gain. The assumed discount rate was increased to 5.25% as of December 31, 2013, compared to 4.20% as of December 31, 2012. The following schedule presents the projected benefit payments to be paid under the SERP, by year, as of December 31, 2013:

(Amounts in thousands)
2014	$246
2015	246
2016	246
2017	377
2018	377
2019 through 2023	2,171

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Directors’ Supplemental Retirement Plan

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The domestic noncontributory, nonqualified Directors’ Plan provides for a defined benefit, at normal retirement age, up to 100% of the participant’s highest consecutive three-year average compensation. Benefits under the Directors’ Plan generally become payable at age 70. The Directors’ Plan is an unfunded plan; accordingly, there are no plan assets. The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Service cost	$26	$27	$29
Interest cost	41	39	43
Amortization of gains (losses)	1	—	—
Amortization of prior service cost	90	90	90

Net periodic cost	$158	$156	$162

The actuarial benefit plan obligation was $975 thousand as of December 31, 2013, and $981 thousand as of December 31, 2012. The assumed discount rate was increased to 5.25% as of December 31, 2013, compared to 4.20% as of December 31, 2012. The following schedule presents the projected benefit payments to be paid under the Directors’ Plan, by year, as of December 31, 2013:

(Amounts in thousands)
2014	$83
2015	81
2016	79
2017	109
2018	107
2019 through 2023	552

Note 14.	Equity-Based Compensation

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other option plans. As of December 31, 2013, the 2012 Plan was the only plan available for the issuance of future grants. All plans before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect in accordance with their respective terms.

The 2012 Plan made available up to 600,000 shares for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Options granted pursuant to the 2012 Plan shall state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee shall determine the vesting period for each grant; however, if no vesting period is specified the vesting shall occur in 25% increments on the first four anniversaries of the grant date.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Pre-tax compensation expense	$574	$206	$98
Excess tax benefit	9	6	5

Stock Options

The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton valuation model with the following assumptions: expected volatility is based on the weekly historical volatility of the Company’s common stock price over the expected term of the option; the expected term is generally calculated using the shortcut method; the risk-free interest rate is based on the Treasury yield curve on the grant date with a term comparable to the grant; and the dividend yield is based on the Company’s dividend yield using the most recent dividend rate paid per share and trading price of the Company’s common stock.

The following table presents the assumptions used to estimate the fair values of stock options at the date of grant in the periods indicated. No stock options were granted in 2013 or 2012.

	Year Ended December 31,
	2013	2012	2011
Expected volatility	—	—	27.96%
Expected term (in years)	—	—	6.18
Risk-free interest rate	—	—	1.50%
Expected dividend yield	—	—	3.24%
Weighted average fair value of options granted (per share)	$—	—	$2.56

The following table presents stock option activity under the equity-based compensation plans in the period indicated:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2013	471,880	$20.87
Granted	—	—
Exercised	5,850	13.01
Canceled	91,201	22.98

Outstanding, December 31, 2013	374,829	$20.48	5.4	$529

Exercisable, December 31, 2013	301,369	$22.53	4.8	$191

The aggregate intrinsic value of options exercised was $22 thousand as of December 31, 2013, $16 thousand as of December 31, 2012, and $13 thousand as of December 31, 2011.

As of December 31, 2013, unrecognized compensation expense related to nonvested stock options was $61 thousand, which is expected to be recognized over a weighted average period of 0.44 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new grants and changes in estimated forfeitures.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Awards

Restricted stock awards represent shares issued upon grant that are restricted and generally use a three-year vesting schedule from the grant date. The fair value of restricted stock awards is calculated using the Company’s common stock price on the grant date. The following table presents restricted stock activity under the equity-based compensation plans in the period indicated:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested, January 1, 2013	18,950	$12.67
Granted	2,700	16.24
Vested	6,050	13.23
Canceled	13,000	12.68

Nonvested, December 31, 2013	2,600	$15.09

As of December 31, 2013, unrecognized compensation cost related to nonvested restricted stock awards was $23 thousand, which is expected to be recognized over a weighted average period of 0.87 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

Performance Stock Awards

Performance stock awards represent shares potentially issuable in the future. In 2013, the Company awarded 80,872 shares with a three-year performance period. Approximately 48% of each award vested on the grant date and the remaining shares vest in three equal installments, subject to the annual performance requirement and the recipient’s continued employment on the applicable vesting date. The performance requirement is based on an annual three-year average minimum growth rate in earnings per share. The fair value of performance stock awards is calculated using the Company’s stock price on the grant date. The following table presents performance stock activity under the 2012 Plan in the period indicated:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested, January 1, 2013	—	$—
Granted	80,872	15.75
Vested	39,084	15.75
Canceled	4,854	15.56

Nonvested, December 31, 2013	36,934	$15.78

As of December 31, 2013, unrecognized compensation cost related to nonvested performance stock awards was $216 thousand, which is expected to be recognized over a weighted average period of 1.08 years. The actual compensation cost recognized will differ from this estimate due to a number of items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Other Operating Income and Expense

The following table presents the components of other operating income in the periods indicated:

	2013	2012	2011
(Amounts in thousands)
Miscellaneous income	$411	$2,459	$236
Other (1)	4,824	4,283	3,652

Total other operating income	$5,235	$6,742	$3,888

(1)	Other components of other operating income do not exceed 1% of total income.

Miscellaneous income in 2012 included the $2.39 million out-of-period adjustment to correct the understatement of pre-tax income from 2007 to 2011.

The following table presents the components of other operating expense in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
(Amounts in thousands)
Service fees	$3,157	$3,736	$2,941
Professional fees	2,564	1,912	1,554
Telephone and data communications	1,707	1,548	1,616
Advertising and public relations	1,686	1,421	1,683
ATM processing expenses	1,605	1,483	1,515
Premises and equipment write-downs	1,520	—	131
Office supplies	1,472	1,688	1,222
Other (1)	9,538	9,402	9,643

Total other operating expense	$23,249	$21,190	$20,305

(1)	Other components of other operating income do not exceed 1% of total income.

Premises and equipment write-downs in 2013 consisted entirely of expenses related to branch closures and consolidations expected to occur in 2014.

Note 16.	Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of income tax expense in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Current tax expense:
Federal	$12,819	$13,733	$7,101
State	1,743	1,291	110

Total current tax expense	14,562	15,024	7,211
Deferred tax (benefit) expense:
Federal	(3,136)	(1,501)	1,650
State	(518)	605	712

Total deferred tax (benefit) expense	(3,654)	(896)	2,362

Total income tax expense	$10,908	$14,128	$9,573

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
	2013	2012
(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$9,209	$9,857
Unrealized losses on available-for-sale securities	8,184	169
Unrealized asset losses	8,018	8,023
Purchase accounting	6,796	6,191
FDIC assisted transactions	6,753	6,753
Intangible assets	6,384	7,582
Deferred compensation assets	4,224	4,235
Alternative minimum tax credit	1,849	1,849
Other deferred tax assets	2,670	2,763

Total deferred tax assets	54,087	47,422

Deferred tax liabilities:
FDIC indemnification asset	12,155	18,388
Fixed assets	2,199	2,158
Odd days interest deferral	1,958	2,028
Other	1,066	1,054

Total deferred tax liabilities	17,378	23,628

Net deferred tax asset	$36,709	$23,794

The Company’s effective tax rate, defined as income tax expense divided by pre-tax income, may vary significantly from the statutory rate due to permanent differences and the use of available tax credits. The Company’s most significant permanent differences, income and expense items excluded by law in the calculation of taxable income, include income on municipal securities, which are exempt from federal income tax, income on bank-owned life insurance, and tax credits generated by investments in low income housing and rehabilitation of historic structures. The following table reconciles the federal statutory tax rate to the Company’s effective tax rate from continuing operations in the periods indicated:

	Year Ended December 31,
	2013	2012	2011
(Amounts in thousands)
Federal statutory tax rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest	(5.14)	(4.16)	(6.40)
State income taxes, net of federal benefit	2.35	2.35	2.78
Other, net	(0.33)	(0.11)	0.96

Effective tax rate	31.88%	33.08%	32.34%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17.	Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance, January 1, 2011	$(20)	$(11,213)	$(957)	$(12,190)
Other comprehensive gain (loss) before reclassifications	20	7,341	(770)	6,591
Reclassified from AOCI	—	(1,869)	140	(1,729)

Net other comprehensive gain (loss)	20	5,472	(630)	4,862

Ending balance, December 31, 2011	$—	$(5,741)	$(1,587)	$(7,328)

Beginning balance, January 1, 2012	$—	$(5,741)	$(1,587)	$(7,328)
Other comprehensive gain (loss) before reclassifications	—	5,173	(122)	5,051
Reclassified from AOCI	—	285	167	452

Net other comprehensive gain	—	5,458	45	5,503

Ending balance, December 31, 2012	$—	$(283)	$(1,542)	$(1,825)

Beginning balance, January 1, 2013	$—	$(283)	$(1,542)	$(1,825)
Other comprehensive (loss) gain before reclassifications	—	(13,307)	237	(13,070)
Reclassified from AOCI	—	(50)	205	155

Net comprehensive (loss) gain	—	(13,357)	442	(12,915)

Ending balance, December 31, 2013	$—	$(13,640)	$(1,100)	$(14,740)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Year Ended December 31,			Income Statement Line Item Affected
(Amounts in thousands)	2013	2012	2011
Available-for-sale securities
Gains realized in net income	$(399)	$(483)	$(5,264)	Net gain on sale of securities
Credit-related OTTI recognized in net income	320	942	2,285	Net impairment losses recognized in earnings

	(79)	459	(2,979)	Income before taxes
Income tax effect	(29)	174	(1,110)	Income tax expense (benefit)

	(50)	285	(1,869)	Net income
Employee benefit plans
Amortization of prior service cost	277	223	223	(1)
Amortization of gains	50	45	—	(1)

	327	268	223	Income before taxes
Income tax effect	122	101	83	Income tax expense (benefit)

	205	167	140	Net income

Reclassified from AOCI, net of tax	$155	$452	$(1,729)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 13, “Employee Benefit Plans.”

Note 18.	Fair Value

Financial Instruments Measured at Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is presented in the following discussion. The fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable, unadjusted quoted prices in active markets

•	Level 2 – Inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability

•	Level 3 – Unobservable inputs with little or no market activity that require the Company to use reasonable inputs and assumptions

The Company uses fair value measurements to record adjustments to certain financial assets and liabilities on a recurring basis. Additionally, the Company may be required to record certain assets at fair value on a nonrecurring basis in specific circumstances, such as evidence of impairment. Methodologies used to determine fair value may be highly subjective and judgmental in nature, such as cash flow estimates, risk characteristics, credit quality measurements, and interest rates; therefore, valuations may not be precise. Since fair values are estimated as of a specific date, the amounts actually realized or paid on the settlement or maturity of these instruments may be significantly different from estimates. See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of this report.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and Liabilities Reported at Fair Value on a Recurring Basis

Available-for-Sale Securities. Securities available for sale are reported at fair value on a recurring basis. The fair value of Level 1 securities is based on quoted market prices in active markets, if available. The Company also uses Level 1 inputs to value equity securities that are traded in active markets. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are primarily derived from or corroborated by observable market data. Level 2 securities use fair value measurements from independent pricing services obtained by the Company. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions. The Company’s Level 2 securities include U.S. Treasury securities, single issue trust preferred securities, corporate securities, MBS, and certain equity securities that are not actively traded. Securities are based on Level 3 inputs when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current, or pricing variations are significant. For Level 3 securities, the Company obtains the cash flow of specific securities from third parties that use modeling software to determine cash flows based on market participant data and knowledge of the structures of each individual security. The fair value of Level 3 securities are determined by applying appropriate market observable discount rates to the cash flow derived from third-party models. Discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity, which are based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Securities with increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium based on assumptions about the performance of the underlying collateral. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

Deferred Compensation Assets and Liabilities. Securities held for trading purposes are recorded at fair value on a recurring basis and included in other assets in the consolidated balance sheets. These securities include assets related to employee deferred compensation plans, which are generally invested in Level 1 equity securities. The liability associated with these deferred compensation plans are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.

Derivative Assets and Liabilities. Derivatives are recorded at fair value on a recurring basis. The Company obtains dealer quotes, Level 2 inputs, based on observable data to value derivatives.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2013
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,013	$—	$9,013	$—
Municipal securities	144,280	—	144,280	—
Single issue trust preferred securities	46,234	—	46,234	—
Corporate securities	4,871	—	4,871	—
Agency MBS	300,386	—	300,386	—
Non-Agency Alt-A residential MBS	9,789	—	9,789	—
Equity securities	5,247	251	4,996	—

Total available-for-sale securities	$519,820	$251	$519,569	$—

Deferred compensation assets	$4,200	$4,200	$—	$—

Derivatives
Interest rate swaps	$43	$—	$43	$—
Forward sale loan commitments	41	—	41	—

Total derivative assets	$84	$—	$84	$—

Deferred compensation liabilities	$4,200	$4,200	$—	$—

Derivative liabilities
IRLCs	$41	$—	$41	$—

	December 31, 2012
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
Municipal securities	$159,217	$—	$159,217	$—
Single issue trust preferred securities	44,646	—	44,646	—
Agency MBS	315,897	—	315,897	—
Non-Agency Alt-A residential MBS	11,067	—	11,067	—
Equity securities	3,531	3,511	20	—

Total available-for-sale securities	$534,358	$3,511	$530,847	$—

Deferred compensation assets	$3,625	$3,625	$—	$—

Derivatives
IRLCs	$144	$—	$144	$—

Deferred compensation liabilities	$3,625	$3,625	$—	$—

Derivative liabilities
IRLCs	$16	$—	$16	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no changes in valuation techniques during the years ended December 31, 2013 or 2012. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers in to or out of Level 3 of the fair value hierarchy during the years ended December 31, 2013 or 2012.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Impaired loans are recorded at fair value on a nonrecurring basis when repayment is expected solely from the sale of the loan’s collateral. Fair value is based on appraised value adjusted for customized discounting criteria, Level 3 inputs.

The Company maintains an active and robust problem credit identification system. The impairment review includes obtaining third-party collateral valuations to assist management in identifying potential credit impairment and determining the amount of impairment to record. The Company’s Special Assets staff assumes the management and monitoring of all loans determined to be impaired. Internal collateral valuations are generally performed within two to four weeks of identifying the initial potential impairment. The internal valuation compares the original appraisal to current local real estate market conditions and considers experience and expected liquidation costs. A third-party valuation is typically received within thirty to forty-five days of completing the internal valuation. When a third-party valuation is received, it is reviewed for reasonableness. Once the valuation is reviewed and accepted, discounts are applied to fair market value, based on, but not limited to, our historical liquidation experience for like collateral, resulting in an estimated net realizable value. The estimated net realizable value is compared to the outstanding loan balance to determine the appropriate amount of specific impairment reserve.

Specific reserves are generally recorded for impaired loans while third-party valuations are in process and for impaired loans that continue to make some form of payment. While waiting to receive the third-party appraisal, the Company regularly reviews the relationship to identify any potential adverse developments and begins the tasks necessary to gain control of the collateral and prepare it for liquidation, including, but not limited to, engagement of counsel, inspection of collateral, and continued communication with the borrower, if appropriate. Generally, the only difference between the current appraised value, less liquidation costs, and the carrying amount of the loan, less the specific reserve, is any downward adjustment to the appraised value that the Company deems appropriate, such as the costs to sell the property and a deflator for the devaluation of property when banks are the sellers. Impaired loans that do not meet the aforementioned criteria and do not have a specific reserve have typically been written down through partial charge-offs to net realizable value. Based on prior experience, the Company rarely returns loans to performing status after they have been partially charged off. Credits identified as impaired move quickly through the process towards ultimate resolution except in cases involving bankruptcy and various state judicial processes, which may extend the time for ultimate resolution.

Other Real Estate Owned. OREO is recorded at fair value on a nonrecurring basis using Level 3 inputs. The Company calculates the fair value of OREO from current or prior appraisals that have been adjusted for valuation declines, estimated selling costs, and other proprietary qualitative adjustments that are deemed necessary.

Goodwill. Goodwill is recorded at fair value on a nonrecurring basis when impairment has occurred. The fair value of the Company’s reporting units use Level 3 inputs based on discounted cash flow and market multiple models.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	December 31, 2013
(Amounts in thousands)	Total Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$8,935	—	—	$8,935
OREO, not covered by loss share agreements	7,180	—	—	7,180
OREO, covered by loss share agreements	6,433	—	—	6,433

	December 31, 2012
	Total Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$8,192	—	—	$8,192
OREO, not covered by loss share agreements	5,704	—	—	5,704
OREO, covered by loss share agreements	3,255	—	—	3,255

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of December 31, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	Discounted appraisals (1)	Appraisal adjustments (2)	6% to 100% (47%)
OREO, not covered by loss share agreements	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 65% (34%)
OREO, covered by loss share agreements	Discounted appraisals (1)	Appraisal adjustments (2)	4% to 70% (41%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The Company uses various methodologies and assumptions to estimate the fair value of certain financial instruments. A description of the valuation methodologies used for instruments not previously discussed is as follows:

Cash and Cash Equivalents. Cash and cash equivalents are reported at their carrying amount, which is considered a reasonable estimate due to the short-term nature of these instruments.

Held-to-Maturity Securities. Securities held to maturity are reported at fair value using quoted market prices or dealer quotes.

Loans Held for Sale. Loans held for sale are reported at the lower of cost or estimated fair value. Estimated fair value is based on the market price of similar loans.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans Held for Investment. Loans held for investment are reported at fair value using discounted future cash flows that apply current interest rates for loans with similar terms and borrower credit quality.

FDIC Indemnification Asset. The FDIC indemnification asset is reported at fair value using discounted future cash flows that apply current discount rates.

Accrued Interest Receivable/Payable. Accrued interest receivable/payable is reported at their carrying amount, which is considered a reasonable estimate due to the short-term nature of these instruments.

Deposits and Securities Sold Under Agreements to Repurchase. Deposits without a stated maturity, such as demand, interest-bearing demand, and savings, are reported at their carrying amount, the amount payable on demand as of the reporting date, which is considered a reasonable estimate of fair value. Deposits and repurchase agreements with fixed maturities and rates are reported at fair value using discounted future cash flows that apply interest rates currently available in the market for instruments with similar characteristics and maturities.

FHLB and Other Indebtedness. FHLB and other indebtedness is reported at fair value using discounted future cash flows that apply interest rates currently available to the Company for borrowings with similar characteristics and maturities. Trust preferred obligations are reported at fair value using current credit spreads in the market for similar issues.

Off-Balance Sheet Instruments. The Company believes that fair values of unfunded commitments to extend credit, standby letters of credit, and financial guarantees are not meaningful; therefore, off-balance sheet instruments are not addressed in the fair value disclosures. Due to the uncertainty and difficulty in assessing the likelihood and timing of advancing available proceeds, the lack of an established market for these instruments, and the diversity in fee structures, the Company believes it is not feasible or practicable to accurately disclose the fair values of off-balance sheet instruments. For additional information regarding the unfunded, contractual value of off-balance sheet financial instruments see Note 20, “Litigation, Commitments and Contingencies,” to the Consolidated Financial Statements of this report.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2013
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$56,567	$56,567	$56,567	$—	$—
Available-for-sale securities	519,820	519,820	251	519,569	—
Held-to-maturity securities	568	579	—	579	—
Loans held for sale	883	883	—	883	—
Loans held for investment less allowance	1,686,644	1,655,430	—	—	1,655,430
FDIC indemnification asset	34,691	34,691	—	—	34,691
Accrued interest receivable	7,521	7,521	—	7,521	—
Derivative financial assets	84	84	—	84	—
Deferred compensation assets	4,200	4,200	4,200	—	—
Liabilities
Demand deposits	$339,680	$339,680	$—	$339,680	$—
Interest-bearing demand deposits	361,821	361,821	—	361,821	—
Savings deposits	524,010	524,010	—	524,010	—
Time deposits	725,231	728,999	—	728,999	—
Securities sold under agreements to repurchase	118,308	121,320	—	121,320	—
Accrued interest payable	2,169	2,169	—	2,169	—
FHLB and other indebtedness	166,088	178,031	—	178,031	—
Derivative financial liabilities	41	41	—	41	—
Deferred compensation liabilities	4,200	4,200	4,200	—	—

	December 31, 2012
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$144,847	$144,847	$144,847	$—	$—
Available-for-sale securities	534,358	534,358	3,511	530,847	—
Held-to-maturity securities	816	832	—	832	—
Loans held for sale	6,672	6,774	—	6,774	—
Loans held for investment less allowance	1,698,883	1,702,128	—	—	1,702,128
FDIC indemnification asset	48,149	48,149	—	—	48,149
Accrued interest receivable	7,842	7,842	—	7,842	—
Derivative financial assets	144	144	—	144	—
Deferred compensation assets	3,625	3,625	3,625	—	—
Liabilities
Demand deposits	$343,352	$343,352	$—	$343,352	$—
Interest-bearing demand deposits	353,321	353,321	—	353,321	—
Savings deposits	500,276	500,276	—	500,276	—
Time deposits	833,226	842,331	—	842,331	—
Securities sold under agreements to repurchase	136,118	142,417	—	142,417	—
Accrued interest payable	2,481	2,481	—	2,481	—
FHLB and other indebtedness	177,435	200,418	—	200,418	—
Derivative financial liabilities	16	16	—	16	—
Deferred compensation liabilities	3,625	3,625	3,625	—	—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 19.	Related Party Transactions

The Company and its subsidiaries are involved in certain transactions with directors and executive officers, their immediate families, their business interests, or affiliates of such directors and officers (collectively referred to as “related parties”) in the normal course of business. The following table summarizes deposit transactions with related parties in the periods indicated:

	December 31,
	2013	2012	2011
(Amounts in thousands)
Beginning balance	$2,589	$3,837	$17,114
Increase in deposits, including new accounts	907	311	1,294
Decrease in deposits, including closed accounts	(574)	(1,559)	(14,571)

Ending balance	$2,922	$2,589	$3,837

Changes in the composition of the Company’s subsidiary board members and executive officers resulted in a net increase in deposits of $103 thousand in 2013, $166 thousand in 2012, and $14.07 million in 2011.

All loans and commitments with related parties have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The following table summarizes loan transactions with related parties in the periods indicated:

	December 31,
	2013	2012	2011
(Amounts in thousands)
Beginning balance	$16,617	$18,406	$12,459
Increase in existing loans, including new loans	2,037	2,580	10,079
Decrease in existing loans, including loans paid off	(1,473)	(4,369)	(4,132)

Ending balance	$17,181	$16,617	$18,406

Changes in the composition of the Company’s subsidiary board members and executive officers resulted in a net decrease in loans of $613 thousand in 2013 and $2.79 million in 2012. Changes in loans during 2011 were not attributed to the change in composition of the Company’s directors and executive officers.

The Company’s other operating expense includes legal fees and lease expense associated with related parties. Legal fees paid to related parties totaled $57 thousand in 2013, $63 thousand in 2012, and $80 thousand in 2011. Lease expense paid to related parties totaled $134 thousand in 2013, $171 thousand in 2012, and $164 thousand in 2011.

Note 20.	Litigation, Commitments and Contingencies

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized in the balance sheets. The contractual amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. If the other party to a financial instrument does not perform, the Company’s credit loss exposure is the same as the contractual amount of the instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the customer. Collateral may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. Commitments to extend credit also include outstanding commitments related to mortgage loans that are sold on a best efforts basis into the secondary loan market. The Company maintains a reserve for the risk inherent in unfunded lending commitments, which is included in other liabilities in the consolidated balance sheets.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to customers. The amount of collateral obtained, if deemed necessary, to secure the customer’s performance under certain letters of credit is based on management’s credit evaluation of the customer.

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2013	2012
(Amounts in thousands)
Commitments to extend credit	$216,179	$215,770
Commitments related to secondary market mortgage loans	3,677	14,840
Standby letters of credit and financial guarantees	4,193	6,810

Total off-balance sheet risk	$224,049	$237,420

Reserve for unfunded commitments	$326	$326

The Company issued $15.46 million of trust preferred securities in a private placement through the Trust. In connection with the issuance, the Company has committed to irrevocably and unconditionally guarantee the following payments or distributions, with respect to the trust preferred securities to the holders thereof to the extent that the Trust has not made such payments or distributions and has the funds therefore: (i) accrued and unpaid distributions, (ii) the redemption price, and (iii) upon a dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 21.	Regulatory Capital Requirements and Restrictions

The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios for total and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 capital, as defined, to average assets, as defined.

To be categorized as well capitalized, the Bank must maintain minimum total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets (leverage) ratios established by banking regulators. As of December 31, 2013, the Company and the Bank continued to meet all capital adequacy requirements. As of December 31, 2013, the most recent notifications from regulators continued to categorize the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. The following table presents the Company’s and the Bank’s capital ratios as of the dates indicated:

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$270,636	16.44%	$131,694	8.00%	N/A	N/A
First Community Bank	236,699	14.55%	130,141	8.00%	$162,676	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	250,012	15.19%	65,847	4.00%	N/A	N/A
First Community Bank	216,314	13.30%	65,070	4.00%	97,606	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	250,012	9.95%	100,489	4.00%	N/A	N/A
First Community Bank	216,314	8.63%	100,219	4.00%	125,274	5.00%

	December 31, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$282,729	16.70%	$135,441	8.00%	N/A	N/A
First Community Bank	255,219	15.23%	134,087	8.00%	$167,609	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	261,467	15.44%	67,720	4.00%	N/A	N/A
First Community Bank	234,226	13.97%	67,043	4.00%	100,565	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	261,467	9.96%	104,974	4.00%	N/A	N/A
First Community Bank	234,226	8.98%	104,304	4.00%	130,381	5.00%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The primary source of funds for dividends paid by the Company to shareholders is dividends received from the Bank, which are subject to banking regulation restrictions. Approval by regulatory authorities is required to declare dividends if the dividends are to be paid in something other than cash, if the cumulative dividend payment exceeds the net retained income of the current year to date plus the retained net income of the preceding two years, or if payment of the dividend would cause the Bank to become undercapitalized.

The Bank issues mortgages insured by the U.S. Department of Housing and Urban Development (“HUD”) as a HUD-approved Title II Supervised Mortgagee. A Title II Supervised Mortgagee must maintain an adjusted minimum net worth of $1 million. Not complying with this minimum net worth requirement may result in penalties, such as the revocation of the Bank’s license to issue HUD insured mortgages, which may have a material adverse effect on the Company’s financial condition and results of operations. The Bank’s adjusted net worth was $201.92 million as of December 31, 2013, and $205.54 million as of December 31, 2012, which significantly exceeds minimum net worth requirements.

Note 22.	Parent Company Financial Information

The following table presents condensed financial information for the parent company as of the dates and in the periods indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2013	2012
Assets
Cash and due from banks	$10,872	$12,476
Securities available for sale	13,335	11,053
Investment in subsidiary	310,748	343,911
Other assets	9,697	4,541

Total assets	$344,652	$371,981

Liabilities
Other borrowings	$582	$194
Subordinated debt	15,464	15,464

Total liabilities	16,046	15,658
Stockholders’ Equity
Preferred stock	15,251	17,421
Common stock	20,493	20,343
Additional paid-in capital	215,663	213,829
Retained earnings	124,535	111,627
Treasury stock	(33,887)	(6,458)
Accumulated other comprehensive loss	(13,449)	(439)

Total stockholders’ equity	328,606	356,323

Total liabilities and stockholders’ equity	$344,652	$371,981

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(Amounts in thousands)	2013	2012	2011
Cash dividends received from subsidiary bank	$43,900	$8,105	$—
Other income	726	445	2,227
Operating expense	(1,647)	(1,318)	(1,796)
Income tax expense	368	(55)	(150)
Equity in undistributed earnings of subsidiary	(20,035)	21,400	19,747

Net income	23,312	28,577	20,028
Dividends on preferred stock	1,024	1,058	703

Net income available to common shareholders	$22,288	$27,519	$19,325

	CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Amounts in thousands)	2013	2012	2011
Operating activities
Net income	$23,312	$28,577	$20,028
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	20,035	(21,400)	(19,747)
Gain on sale of securities	(193)	(49)	(139)
(Increase) decrease in other assets	(5,293)	123	(1,529)
Increase (decrease) in other liabilities	333	588	(5,748)
(Increase) decrease in other operating activities	(106)	(58)	776

Net cash provided by (used in) operating activities	38,088	7,781	(6,359)
Investing activities
Proceeds from sales of securities available-for-sale	3,380	2,151	2,636
Payments to acquire securities available-for-sale	(5,000)	(5,137)	(6)
Investment in subsidiary	—	—	(570)

Net cash (used in) provided by investing activities	(1,620)	(2,986)	2,060
Financing activities
Proceeds from issuance of preferred stock	—	—	18,802
Proceeds from stock options exercised	789	144	32
Payments for repurchase of treasury stock	(28,421)	(1,012)	(904)
Payments for repurchase of warrants	—	—	(30)
Payments of common dividends	(9,476)	(8,162)	(7,155)
Payments of preferred dividends	(992)	(1,120)	(558)
Proceeds from other financing activities	28	137	100

Net cash (used in) provided by financing activities	(38,072)	(10,013)	10,287

Net (decrease) increase in cash and cash equivalents	(1,604)	(5,218)	5,988
Cash and cash equivalents at beginning of year	12,476	17,694	11,706

Cash and cash equivalents at end of year	$10,872	$12,476	$17,694

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 23.	Quarterly Financial Data (Unaudited)

The following table presents selected financial data by quarter for the periods indicated:

	Year Ended December 31, 2013
(Amounts in thousands, except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest income	$28,004	$27,412	$26,696	$27,364
Interest expense	4,642	4,550	4,370	4,272

Net interest income	23,362	22,862	22,326	23,092
Provision for loan losses	1,142	3,205	2,333	1,528

Net interest income after provision for loan losses	22,220	19,657	19,993	21,564
Other income	7,744	6,735	8,150	6,743
Net gain (loss) on sale of securities	117	113	(39)	208
Other expenses	19,544	18,533	20,153	20,755

Income before income taxes	10,537	7,972	7,951	7,760
Income tax	3,396	2,537	2,539	2,436

Net income	7,141	5,435	5,412	5,324
Dividends on preferred stock	258	253	261	252

Net income available to common shareholders	$6,883	$5,182	$5,151	$5,072

Basic earnings per common share	$0.34	$0.26	$0.26	$0.27
Diluted earnings per common share	0.34	0.26	0.26	0.26
Dividend per common share	0.12	0.12	0.12	0.12
Weighted average basic shares outstanding	20,032,694	19,997,991	20,008,861	19,136,317
Weighted average diluted shares outstanding	21,258,490	21,205,078	21,123,788	20,233,737

	Year Ended December 31, 2012
(Amounts in thousands, except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$22,682	$24,182	$31,536	$31,256
Interest expense	4,705	4,698	5,077	5,120

Net interest income	17,977	19,484	26,459	26,136
Provision for loan losses	922	1,620	1,916	1,220

Net interest income after provision for loan losses	17,055	17,864	24,543	24,916
Other income	7,940	8,352	10,935	9,000
Net gain (loss) on sale of securities	51	(9)	228	213
Other expenses	16,193	20,132	20,325	21,733

Income before income taxes	8,853	6,075	15,381	12,396
Income tax	2,852	1,997	5,322	3,957

Net income	6,001	4,078	10,059	8,439
Dividends on preferred stock	283	283	220	272

Net income available to common shareholders	$5,718	$3,795	$9,839	$8,167

Basic earnings per common share	$0.32	$0.20	$0.49	$0.41
Diluted earnings per common share	0.31	0.21	0.47	0.40
Dividend per common share	0.10	0.11	0.11	0.11
Weighted average basic shares outstanding	17,849,376	18,561,714	20,013,264	20,063,873
Weighted average diluted shares outstanding	19,158,179	19,872,106	21,329,612	21,314,023

- Report of Independent Registered Public Accounting Firm -

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 11, 2014

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2013.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 11th day of March, 2014.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2013, and our report, dated March 11, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 11, 2014

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

Disclosure controls and procedures are our Company’s controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, is included in Item 8, “Management’s Assessment of Internal Control over Financial Reporting,” of this report. Our independent auditors’ report on management’s assessment of internal controls over financial reporting as of December 31, 2013, is included in Item 8, “Report of Independent Registered Public Accounting Firm,” of this report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in Item 10 of this report is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 2014 (“2014 Annual Meeting”). The Proxy Statement will be filed with the SEC prior to the 2014 Annual Meeting. The following list provides the heading under which the required information is incorporated by reference in our Proxy Statement for the 2014 Annual Meeting:

•

Information regarding directors and executive officers is included in “Proposal 1: Election of Directors,” “Continuing Incumbent Directors,” “Non-Director Executive Officers,” “Nominees for the Class of 2017,” and “Corporate Governance.”

•	Information regarding compliance with Section 16(a) of the Exchange Act is included in “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding the Audit Committee and the Audit Committee Financial Expert is included in “Board Committees.”

We adopted a Standards of Conduct that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Standards of Conduct is available on our website, www.fcbinc.com. There have been no waivers of the Standards of Conduct related to any of the above officers.

Since the disclosure presented in our Proxy Statement filed with the SEC on March 13, 2013, for the Annual Meeting of Stockholders held in 2013, no material changes have been made to the procedures by which stockholders may recommend nominees to our Company’s Board of Directors.

BOARD OF DIRECTORS, FIRST COMMUNITY BANCSHARES, INC.

W. C. Blankenship, Jr.

Retired Agent, State Farm Insurance

Samuel L. Elmore

Retired Senior Vice President – Commercial Lending for Raleigh County, W. Va. Market, and Past Chief Credit Officer, First Community Bank; Past Executive Vice President, Citizens Southern Bank, Inc.; Past President and Chief Operations Officer, Beckley National Bank; Past Vice President, Key Centurion Bancshares; Director, Raleigh County Commission on Aging

Franklin P. Hall

Businessman; Chairman, Hall & Hall Family Law Firm; Former Commissioner, Virginia Department of Alcoholic Beverage Control; Former Chairman, The CommonWealth Bank; Former Minority Leader, Virginia House of Delegates; Commissioner, Richmond Redevelopment & Housing Authority

Richard S. Johnson

Chairman, President, and CEO, The Wilton Companies; Director and Past Chairman, Economic Development Authority of the City of Richmond; Trustee Emeritus, University of Richmond

I. Norris Kantor

Of Counsel, Katz, Kantor, Stonestreet & Buckner, Attorneys at Law; Board of Governors, Bluefield State College

William P. Stafford

President, Princeton Machinery Service, Inc.

William P. Stafford, II

Chief Executive Officer, First Community Bancshares, Inc.; Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

EXECUTIVE OFFICERS, FIRST COMMUNITY BANCSHARES, INC.

William P. Stafford, II Chief Executive Officer	Robert L. Schumacher General Counsel

Gary R. Mills President	E. Stephen Lilly Chief Operating Officer

David D. Brown Chief Financial Officer	Robert L. Buzzo Vice President and Secretary

BOARD OF DIRECTORS, FIRST COMMUNITY BANK

James H. Atkinson, Jr.

Retired Chief Executive Officer, Peoples Bank of Virginia

W. C. Blankenship, Jr.

Retired Agent, State Farm Insurance

Juanita G. Bryan

Homemaker

Robert L. Buzzo

Vice President and Secretary, First Community Bancshares, Inc.; President Emeritus, First Community Bank

C. William Davis

Attorney at Law, Richardson & Davis

Samuel L. Elmore

Retired Senior Vice President – Commercial Lending for Raleigh County, W.Va. Market, and Past Chief Credit Officer, First Community Bank; Past Executive Vice President, Citizens Southern Bank, Inc.; Past President and Chief Operations Officer, Beckley National Bank; Past Vice President, Key Centurion Bancshares; Director, Raleigh County Commission on Aging

T. Vernon Foster

President of J. La’Verne Print Communications; Past Director, TriStone Community Bank; Executive Director: MBA Programs, Career Management & Public Relations, University of Louisville, College of Business

Franklin P. Hall

Businessman; Chairman, Hall & Hall Family Law Firm; Former Commissioner, Virginia Department of Alcoholic Beverage Control; Former Chairman, The CommonWealth Bank; Former Minority Leader, Virginia House of Delegates; Commissioner, Richmond Redevelopment & Housing Authority

Richard S. Johnson

Chairman, President, and CEO, The Wilton Companies; Director and Past Chairman, Economic Development Authority of the City of Richmond; Trustee Emeritus, University of Richmond

I. Norris Kantor

Of Counsel, Katz, Kantor, Stonestreet & Buckner, Attorneys at Law; Board of Governors, Bluefield State College

Gary R. Mills

President, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank

Martyn A. Pell

President, First Community Bank

William P. Stafford

President, Princeton Machinery Service, Inc.

William P. Stafford, II

Chief Executive Officer, First Community Bancshares, Inc.; Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

Frank C. Tinder

President, Tinder Enterprises, Inc. and Tinco Leasing Corporation; Realtor, Premier Realty

Item 11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting under the headings “Compensation Discussion and Analysis” and “Board Committees.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding compensation plans under which our equity securities are authorized for issuance as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	68,496	$21.21	521,282	(3)
Equity compensation plans not approved by security holders (2)	306,333	$20.32	—

Total	374,829		521,282

(1)	Includes the 2012 Omnibus Equity Compensation Plan and 2004 Omnibus Stock Option Plan.
(2)	Includes the 2001 Directors’ Option Plan, 1999 Stock Option Plan, and other plans related to past business combinations. These plans are generally expired or not available to issue new options, warrants, or rights.
(3)	Shares available for future issuance were under the 2012 Omnibus Equity Compensation Plan.

Additional information regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting under the heading “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and director independence is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting under the headings “Related Person Transactions” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents Filed as a Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2013 and 2012.

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

3(i)	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3(ii)	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2. (32)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

Exhibit No.	Exhibit

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (31)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.15**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.17**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.18**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (33)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (34)

11	Statement Regarding Computation of Earnings per Share. (30)

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant

23.1*	Consent of Independent Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Annual Report on Form 10-K for the year ended December 31, 2013, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013, and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(18)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.

(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(32)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(33)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(34)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of March, 2014.

First Community Bancshares, Inc.

(Registrant)

By:	/s/ William P. Stafford, II	By:	/s/ David D. Brown

	William P. Stafford, II		David D. Brown
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Stafford, II William P. Stafford, II	Director and Chief Executive Officer	March 11, 2014

/s/ David D. Brown	Chief Financial Officer	March 11, 2014

David D. Brown

/s/ W.C. Blankenship, Jr.	Director	March 11, 2014

W.C. Blankenship, Jr.

/s/ Samuel L. Elmore	Director	March 11, 2014

Samuel L. Elmore

/s/ Franklin P. Hall	Director	March 11, 2014

Franklin P. Hall

/s/ Richard S. Johnson	Director	March 11, 2014

Richard S. Johnson