Form 10-Q
period 2014-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2014-05-09
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Class – Common Stock, $1.00 Par Value; 18,392,020 shares outstanding as of May 1, 2014

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$45,879	$43,598
Federal funds sold	22,352	1,817
Interest-bearing deposits in banks	10,771	11,152

Total cash and cash equivalents	79,002	56,567
Securities available for sale	483,864	519,820
Securities held to maturity	8,161	568
Loans held for sale	1,743	883
Loans held for investment, net of unearned income:
Covered under loss share agreements	143,170	151,682
Not covered under loss share agreements	1,588,694	1,559,039
Less allowance for loan losses	(23,798)	(24,077)

Loans held for investment, net	1,708,066	1,686,644
FDIC indemnification asset	32,510	34,691
Premises and equipment, net	60,043	61,116
Other real estate owned:
Covered under loss share agreements	8,705	7,541
Not covered under loss share agreements	5,923	7,318
Interest receivable	6,259	7,521
Goodwill	105,455	105,455
Other intangible assets	2,691	2,866
Other assets	107,924	111,524

Total assets	$2,610,346	$2,602,514

Liabilities
Deposits:
Noninterest-bearing	$353,137	$339,680
Interest-bearing	1,621,552	1,611,062

Total deposits	1,974,689	1,950,742
Interest, taxes, and other liabilities	23,323	22,770
Federal funds purchased	—	16,000
Securities sold under agreements to repurchase	112,337	118,308
FHLB borrowings	150,000	150,000
Other borrowings	16,087	16,088

Total Liabilities	2,276,436	2,273,908
Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 15,151 and 15,251 shares outstanding at March 31, 2014, and December 31, 2013, respectively	15,151	15,251
Common stock, $1 par value; 50,000,000 shares authorized; 20,499,683 and 20,493,057 shares issued at March 31, 2014, and December 31, 2013, respectively; 2,107,663 and 1,978,478 shares in treasury at March 31, 2014, and December 31, 2013, respectively	20,500	20,493
Additional paid-in capital	215,827	215,663
Retained earnings	129,115	125,826
Treasury stock, at cost	(35,996)	(33,887)
Accumulated other comprehensive loss	(10,687)	(14,740)

Total stockholders’ equity	333,910	328,606

Total Liabilities and Stockholders’ Equity	$2,610,346	$2,602,514

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2014	2013
Interest income
Interest and fees on loans held for investment	$22,834	$24,844
Interest on securities — taxable	2,097	1,886
Interest on securities — nontaxable	1,122	1,208
Interest on deposits in banks	30	66

Total interest income	26,083	28,004
Interest expense
Interest on deposits	1,888	2,362
Interest on short-term borrowings	502	590
Interest on long-term debt	1,668	1,690

Total interest expense	4,058	4,642

Net interest income	22,025	23,362
Provision for loan losses	1,793	1,142

Net interest income after provision for loan losses	20,232	22,220
Noninterest income
Wealth management	1,008	846
Service charges on deposit accounts	3,070	3,168
Other service charges and fees	1,771	1,786
Insurance commissions	1,964	1,666
Impairment losses on securities	(264)	—
Portion of losses recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	(264)	—
Net gain on sale of securities	45	117
Net FDIC indemnification asset amortization	(1,134)	(1,539)
Other operating income	774	1,817

Total noninterest income	7,234	7,861
Noninterest expense
Salaries and employee benefits	9,905	10,110
Occupancy expense of bank premises	1,778	1,855
Furniture and equipment	1,194	1,343
Amortization of intangible assets	175	179
FDIC premiums and assessments	434	472
Merger related expense	—	49
Other operating expense	5,694	5,536

Total noninterest expense	19,180	19,544

Income before income taxes	8,286	10,537
Income tax expense	2,561	3,396

Net income	5,725	7,141
Dividends on preferred stock	228	258

Net income available to common shareholders	$5,497	$6,883

Basic earnings per common share	$0.30	$0.34
Diluted earnings per common share	0.29	0.34
Cash dividends per common share	0.12	0.12
Weighted average basic shares outstanding	18,423,123	20,032,694
Weighted average diluted shares outstanding	19,506,647	21,258,490

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2014	2013
Comprehensive Income
Net income	$5,725	$7,141
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Unrealized gains (losses) on securities available for sale with other-than-temporary impairment	482	(197)
Unrealized gains (losses) on securities available for sale without other-than-temporary impairment	5,706	(1,121)
Less: reclassification adjustment for gains realized in net income	(45)	(117)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	264	—

Unrealized gains (losses) on available-for-sale securities	6,407	(1,435)
Employee benefit plans:
Net actuarial gain (loss) on pension and other postretirement benefit plans	29	(300)
Net prior service cost attributed to plan amendments	—	(94)
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	65	81

Unrealized gains (losses) on employee benefit plans	94	(313)

Other comprehensive income (loss), before tax	6,501	(1,748)
Income tax (expense) benefit	(2,448)	653

Other comprehensive income (loss), net of tax	4,053	(1,095)

Total comprehensive income	$9,778	$6,046

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	7,141	—	—	7,141
Other comprehensive loss	—	—	—	—	—	(1,095)	(1,095)
Common dividends declared — $0.12 per share	—	—	—	(2,407)	—	—	(2,407)
Preferred dividends declared — $15.00 per share	—	—	—	(258)	—	—	(258)
Equity-based compensation expense	—	—	32	—	—	—	32
Common stock options exercised — 800 shares	—	—	(6)	—	18	—	12
Purchase of treasury shares — 69,054 shares at $15.55 per share	—	—	—	—	(1,077)	—	(1,077)

Balance March 31, 2013	$17,421	$20,343	$213,855	$117,489	$(7,517)	$(2,920)	$358,671

Balance January 1, 2014	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606
Net income	—	—	—	5,725	—	—	5,725
Other comprehensive income	—	—	—	—	—	4,053	4,053
Common dividends declared — $0.12 per share	—	—	—	(2,208)	—	—	(2,208)
Preferred dividends declared — $15.00 per share	—	—	—	(228)	—	—	(228)
Preferred stock converted to common stock — 6,900 shares	(100)	7	93	—	—	—	—
Equity-based compensation expense	—	—	73	—	—	—	73
Common stock options exercised — 554 shares	—	—	—	—	9	—	9
Restricted stock awards — 1,761 shares	—	—	(2)	—	30	—	28
Purchase of treasury shares — 131,500 shares at $16.30 per share	—	—	—	—	(2,148)	—	(2,148)

Balance March 31, 2014	$15,151	$20,500	$215,827	$129,115	$(35,996)	$(10,687)	$333,910

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2014	2013
Operating activities
Net income	$5,725	$7,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,793	1,142
Depreciation and amortization of property, plant, and equipment	1,105	1,227
Amortization (accretion) of premiums on investments, net	1,104	(330)
Amortization of FDIC indemnification asset, net	1,134	1,539
Amortization of intangible assets	175	179
Gain on sale of loans	(153)	(454)
Equity-based compensation expense	73	32
Gain on sale of property, plant, and equipment	(4)	(48)
Loss on sales of other real estate	1,292	613
Gain on sale of securities	(45)	(117)
Net impairment losses recognized in earnings	264	—
FHLB debt prepayment fees	—	(296)
Proceeds from sale of mortgage loans	5,264	28,226
Origination of mortgage loans	(5,971)	(23,894)
Decrease (increase) in accrued interest receivable	1,262	(324)
Decrease (increase) in other operating activities	12	(9,112)

Net cash provided by operating activities	13,030	5,524
Investing activities
Proceeds from sale of securities available for sale	24,204	75,506
Proceeds from maturities, prepayments, and calls of securities available for sale	18,785	19,757
Payments to acquire securities available for sale	(2,082)	(99,532)
Payments to acquire securities held to maturity	(7,594)	—
(Originations) collections of loans, net	(25,705)	31,277
Proceeds from the redemption of FHLB stock, net	1,649	1,184
Proceeds from the FDIC	1,143	1,141
Payments to acquire property, plant, and equipment	(204)	(1,219)
Proceeds from sale of property, plant, and equipment	176	96
Proceeds from sale of other real estate	1,632	1,041

Net cash provided by investing activities	12,004	29,251
Financing activities
Net increase in noninterest-bearing deposits	13,457	12,566
Net increase in interest-bearing deposits	10,490	4,756
Net decrease in federal funds purchased	(16,000)	—
Repayments of securities sold under agreements to repurchase	(5,971)	(14,612)
Repayments of long-term debt	(1)	(11,558)
Proceeds from stock options exercised	9	12
Excess tax benefit from equity-based compensation	1	—
Payments for repurchase of treasury stock	(2,148)	(1,077)
Payments of common dividends	(2,208)	(2,407)
Payments of preferred dividends	(228)	(261)

Net cash used in financing activities	(2,599)	(12,581)

Net increase in cash and cash equivalents	22,435	22,194
Cash and cash equivalents at beginning of period	56,567	144,847

Cash and cash equivalents at end of period	$79,002	$167,041

Supplemental transactions — noncash items
Transfer of loans to other real estate	$2,693	$6,865
Loans originated to finance other real estate	—	2,864

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

The accompanying unaudited condensed consolidated financial statements of First Community Bancshares, Inc. and subsidiaries (“First Community” or the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation have been made. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full calendar year.

The condensed consolidated balance sheet as of December 31, 2013, has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (the “2013 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2014. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2013 Form 10-K.

The Company operates in one business segment, Community Banking, which consists of commercial and consumer banking, lending activities, wealth management, and insurance services. The Company’s executive office is located at One Community Place, Bluefield, Virginia. As of March 31, 2014, our operations were conducted through 74 locations in 5 states: Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2013 Form 10-K. A discussion of the Company’s application of critical accounting estimates is included in “Critical Accounting Estimates” in Item 2 of this report.

Reclassifications and Corrections

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

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2014	2013
Net income	$5,725	$7,141
Dividends on preferred stock	228	258

Net income available to common shareholders	$5,497	$6,883

Weighted average number of common shares outstanding, basic	18,423,123	20,032,694
Dilutive effect of potential common shares from:
Stock options	22,636	17,101
Restricted stock	730	6,646
Convertible preferred stock	1,048,486	1,202,049
Contingently issuable shares	11,672	—

Weighted average number of common shares outstanding, diluted	19,506,647	21,258,490

Basic earnings per common share	$0.30	$0.34
Diluted earnings per common share	0.29	0.34
Antidilutive potential common shares:
Stock options	245,030	337,693

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share of the Series A Preferred Stock is convertible into 69 shares of the Company’s common stock at any time and mandatorily converts after five years. The Company may redeem the shares at face value after May 20, 2014. The number of Series A Preferred Stock outstanding was 15,151 shares as of March 31, 2014, 15,251 shares as of December 31, 2013, and 17,421 shares as of March 31, 2013.

Note 2. Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2014
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(Amounts in thousands)	Cost	Gains	Losses	Value	AOCI(1)
U.S. Treasury securities	$9,715	$—	$(451)	$9,264	$—
Municipal securities	144,438	3,075	(2,641)	144,872	—
Single issue trust preferred securities	55,778	—	(9,649)	46,129	—
Corporate securities	5,000	—	—	5,000	—
Mortgage-backed securities:
Agency	271,524	2,332	(6,567)	267,289	—
Non-Agency Alt-A residential	12,110	—	(1,838)	10,272	(1,838)

Total mortgage-backed securities	283,634	2,332	(8,405)	277,561	(1,838)
Equity securities	733	318	(13)	1,038	—

Total	$499,298	$5,725	$(21,159)	$483,864	$(1,838)

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(Amounts in thousands)	Cost	Gains	Losses	Value	AOCI(1)
U.S. Treasury securities	$9,708	$—	$(695)	$9,013	$—
Municipal securities	147,049	1,868	(4,637)	144,280	—
Single issue trust preferred securities	55,764	—	(9,530)	46,234	—
Corporate securities	5,000	—	(129)	4,871	—
Mortgage-backed securities:
Agency	306,319	2,575	(8,508)	300,386	—
Non-Agency Alt-A residential	12,543	—	(2,754)	9,789	(2,754)

Total mortgage-backed securities	318,862	2,575	(11,262)	310,175	(2,754)
Equity securities	5,259	24	(36)	5,247	—

Total	$541,642	$4,467	$(26,289)	$519,820	$(2,754)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2014
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$4,464	$—	$(16)	$4,448
Municipal securities	568	4	—	572
Corporate securities	3,129	—	(1)	3,128

Total	$8,161	$4	$(17)	$8,148

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
Municipal securities	$568	$11	$—	$579

Total	$568	$11	$—	$579

The following table presents the amortized cost and fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of March 31, 2014. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$2,030	$2,041
Due after one year but within five years	11,245	11,522
Due after five years but within ten years	42,252	42,497
Due after ten years	159,404	149,205

	214,931	205,265
Mortgage-backed securities	283,634	277,561
Equity securities	733	1,038

Total	$499,298	$483,864

Held-to-maturity securities
Due within one year	$—	$—
Due after one year but within five years	8,161	8,148
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$8,161	$8,148

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,264	$(451)	$—	$—	$9,264	$(451)
Municipal securities	29,944	(1,629)	8,840	(1,012)	38,784	(2,641)
Single issue trust preferred securities	—	—	46,129	(9,649)	46,129	(9,649)
Mortgage-backed securities:
Agency	98,271	(2,707)	69,063	(3,860)	167,334	(6,567)
Non-Agency Alt-A residential	—	—	10,272	(1,838)	10,272	(1,838)

Total mortgage-backed securities	98,271	(2,707)	79,335	(5,698)	177,606	(8,405)
Equity securities	143	(13)	—	—	143	(13)

Total	$137,622	$(4,800)	$134,304	$(16,359)	$271,926	$(21,159)

	December 31, 2013
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,013	$(695)	$—	$—	$9,013	$(695)
Municipal securities	57,950	(4,147)	3,049	(490)	60,999	(4,637)
Single issue trust preferred securities	—	—	46,234	(9,530)	46,234	(9,530)
Corporate securities	4,871	(129)	—	—	4,871	(129)
Mortgage-backed securities:
Agency	114,047	(4,361)	55,706	(4,147)	169,753	(8,508)
Non-Agency Alt-A residential	—	—	9,789	(2,754)	9,789	(2,754)

Total mortgage-backed securities	114,047	(4,361)	65,495	(6,901)	179,542	(11,262)
Equity securities	4,976	(24)	20	(12)	4,996	(36)

Total	$190,857	$(9,356)	$114,798	$(16,933)	$305,655	$(26,289)

The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated. There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2013.

	March 31, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$4,448	$(16)	$—	$—	$4,448	$(16)
Corporate securities	3,128	(1)	—	—	3,128	(1)

Total	$7,576	$(17)	$—	$—	$7,576	$(17)

As of March 31, 2014, there were 149 individual securities in an unrealized loss position, and their combined depreciation in value represented 4.30% of the investment securities portfolio. As of December 31, 2013, there were 219 individual securities in an unrealized loss position, and their combined depreciation in value represented 5.06% of the available-for-sale securities portfolio.

The following table presents the components of the Company’s net gain from the sale of securities in the periods indicated:

	Three Months Ended
	March 31,
(Amounts in thousands)	2014	2013
Gross realized gains	$223	$155
Gross realized losses	(178)	(38)

Net gain on sale of securities	$45	$117

The carrying value of securities pledged to secure public deposits and for other purposes was $284.59 million as of March 31, 2014, and $284.77 million as of December 31, 2013.

The Company reviews its investment portfolio on a quarterly basis for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (the “Treasury”), municipal securities, and single issue trust preferred securities. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. During the three months ended March 31, 2014, and March 31, 2013, the Company incurred no OTTI charges related to debt securities not beneficially owned. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

Debt securities beneficially owned by the Company consist of corporate FDIC securities and mortgage-backed securities (“MBS”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. During the three months ended March 31, 2014, the Company incurred credit-related OTTI charges related to debt securities beneficially owned of $232 thousand. These charges were related to a non-Agency MBS. During the three months ended March 31, 2013, the Company incurred no credit-related OTTI charges.

The Company uses a discounted cash flow model for the non-Agency Alt-A residential MBS with the following assumptions: constant voluntary prepayment rate of 2.5%, a customized constant default rate scenario that assumes approximately 15% of the remaining underlying mortgages will default over the life of the security, and a customized loss severity rate scenario that ramps the loss rate down from 51% to 10% over the course of approximately 33 months. The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Three Months Ended
	March 31,
(Amounts in thousands)	2014	2013
Beginning balance(1)	$7,798	$7,478
Additions for credit losses on securities previously recognized	232	—

Ending balance	$8,030	$7,478

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three months ended March 31, 2014, the Company incurred OTTI charges related to certain equity holdings of $32 thousand. During the three months ended March 31, 2013, the

Company recognized no OTTI charges related to equity securities.

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

	March 31, 2014		December 31, 2013
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$45,661	2.64%	$35,255	2.06%
Commercial and industrial	94,403	5.45%	95,455	5.58%
Multi-family residential	75,594	4.36%	70,197	4.10%
Single family non-owner occupied	137,969	7.97%	135,559	7.92%
Non-farm, non-residential	484,361	27.97%	475,911	27.82%
Agricultural	2,093	0.12%	2,324	0.14%
Farmland	32,410	1.87%	32,614	1.91%

Total commercial loans	872,491	50.38%	847,315	49.53%
Consumer real estate loans
Home equity lines	113,137	6.53%	111,770	6.53%
Single family owner occupied	492,627	28.45%	496,012	28.99%
Owner occupied construction	34,360	1.98%	28,703	1.68%

Total consumer real estate loans	640,124	36.96%	636,485	37.20%
Consumer and other loans
Consumer loans	72,111	4.16%	71,313	4.17%
Other	3,968	0.23%	3,926	0.23%

Total consumer and other loans	76,079	4.39%	75,239	4.40%

Total non-covered loans	1,588,694	91.73%	1,559,039	91.13%
Total covered loans	143,170	8.27%	151,682	8.87%

Total loans held for investment, net of unearned income	$1,731,864	100.00%	$1,710,721	100.00%

Loans held for sale	$1,743		$883

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

	March 31,	December 31,
(Amounts in thousands)	2014	2013
Covered loans
Commercial loans
Construction, development, and other land	$15,956	$15,865
Commercial and industrial	3,062	3,325
Multi-family residential	1,903	1,933
Single family non-owner occupied	6,794	7,449
Non-farm, non-residential	31,458	34,646
Agricultural	162	164
Farmland	817	873

Total commercial loans	60,152	64,255
Consumer real estate loans
Home equity lines	66,895	69,206
Single family owner occupied	15,287	16,919
Owner occupied construction	727	1,184

Total consumer real estate loans	82,909	87,309
Consumer and other loans
Consumer loans	109	118

Total covered loans	$143,170	$151,682

For information concerning off-balance sheet financing, see Note 13, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

Purchased Credit Impaired Loans

When the fair values of purchased loans are established at acquisition, certain loans are identified as impaired. These purchased credit impaired (“PCI”) loans are aggregated into loan pools that have common risk characteristics. The Company’s loan pools consist of Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. The following table presents the carrying and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Carrying balance, January 1, 2013	$26,907	$112,093	$2,340	$141,340
Carrying balance, March 31, 2013	21,715	96,537	2,364	120,616
Unpaid principal balance, March 31, 2013	28,821	134,158	5,892	168,871
Carrying balance, January 1, 2014	$9,196	$70,584	$1,931	$81,711
Carrying balance, March 31, 2014	9,196	65,780	1,918	76,894
Unpaid principal balance, March 31, 2014	16,825	99,582	5,385	121,792

The following table presents the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Balance, January 1, 2013	$2,342	$21,886	$15	$24,243
Additions	7	66	—	73
Accretion	(376)	(1,385)	(51)	(1,812)
Reclassifications from (to) nonaccretable difference	2,302	(12,482)	46	(10,134)
Disposals	(537)	(585)	—	(1,122)

Balance, March 31, 2013	$3,738	$7,500	$10	$11,248

Balance, January 1, 2014	$5,294	$10,338	$8	$15,640
Additions	1	7	—	8
Accretion	(563)	(1,563)	(11)	(2,137)
Reclassifications from nonaccretable difference	337	8,977	11	9,325
Disposals	(112)	(167)	—	(279)

Balance, March 31, 2014	$4,957	$17,592	$8	$22,557

Note 4. Credit Quality

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

The following tables present the recorded investment and related information for loans considered to be impaired, excluding PCI loans, as of the periods indicated:

	March 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance:
Commercial loans
Commercial and industrial	$292	$292	$—	$292	$292	$—
Multi-family residential	—	—	—	—	—	—
Single family non-owner occupied	420	420	—	289	317	—
Non-farm, non-residential	5,559	5,903	—	5,352	5,682	—
Farmland	351	363	—	351	363	—
Consumer real estate loans
Home equity lines	254	264	—	257	264	—
Single family owner occupied	1,690	2,101	—	2,006	2,414	—

Total impaired loans with no allowance	8,566	9,343	—	8,547	9,332	—
Impaired loans with a related allowance:
Commercial loans
Commercial and industrial	4,943	5,319	3,504	4,897	10,244	3,794
Multi-family residential	5,601	5,601	500	—	—	—
Single family non-owner occupied	364	371	38	375	375	47
Non-farm, non-residential	4,458	4,459	377	600	600	114
Farmland	—	—	—	—	—	—
Consumer real estate loans
Home equity lines	208	229	171	215	230	52
Single family owner occupied	4,377	4,578	692	4,844	5,035	735

Total impaired loans with an allowance	19,951	20,557	5,282	10,931	16,484	4,742

Total impaired loans	$28,517	$29,900	$5,282	$19,478	$25,816	$4,742

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$2,195	$43
Commercial and industrial	292	12	599	11
Multi-family residential	—	—	35	2
Single family non-owner occupied	420	1	841	79
Non-farm, non-residential	5,918	36	5,955	212
Farmland	363	11	88	9
Consumer real estate loans
Home equity lines	265	2	298	25
Single family owner occupied	2,101	51	547	70

Total impaired loans with no allowance	9,359	113	10,558	451
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	—	2,670	117
Commercial and industrial	5,157	47	3,217	—
Multi-family residential	5,603	22	376	7
Single family non-owner occupied	372	1	1,728	3
Non-farm, non-residential	4,399	25	2,756	26
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	229	1	222	3
Single family owner occupied	4,580	34	4,485	37

Total impaired loans with an allowance	20,340	130	15,454	193

Total impaired loans	$29,699	$243	$26,012	$644

The Company determined that 3 of the 7 PCI loan pools were impaired as of March 31, 2014, compared to 4 impaired pools as of December 31, 2013. The following tables present balance and interest income related to the impaired loan pools as of the dates, and in the periods, indicated:

(Amounts in thousands)	March 31, 2014	December 31, 2013
Recorded investment	$47,382	$52,033
Unpaid principal balance	62,325	69,320
Allowance for loan losses	485	747

	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Interest income recognized	$782	$84
Average recorded investment	49,276	20,233

As part of the ongoing monitoring of the Company’s loan portfolio, management tracks certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally analyzes all commercial loan relationships greater than $3.0 million on an annual basis and at various times during the year. In addition, smaller commercial and retail loans are sampled for review during the year. Loan risk ratings may be upgraded or downgraded to reflect current information identified during the loan review process. The Company uses a risk grading matrix to assign a risk grade to each loan in its portfolio. The general characteristics of each risk grade are as follows:

•	Pass — This grade is assigned to loans with acceptable credit quality and risk. The Company further segments this grade based on borrower characteristics that include: capital strength, earnings stability, liquidity leverage, and industry conditions.

•	Special Mention — This grade is assigned to loans that require an above average degree of supervision and attention. These loans have the characteristics of an asset with acceptable credit quality and risk; however, adverse economic or financial conditions exist that create potential weaknesses deserving of management’s close attention. If potential weaknesses are not corrected, the prospect of repayment may worsen.

•	Substandard — This grade is assigned to loans that have well defined weaknesses that may make payment default, or principal exposure, possible. In order to meet repayment terms, these loans will likely be dependent on collateral liquidation, secondary repayment sources, or events outside the normal course of business.

•	Doubtful — This grade is assigned to loans on nonaccrual status. These loans have the weaknesses inherent in substandard loans; however, the weaknesses are so severe that collection or liquidation in full is extremely unlikely based on current facts, conditions, and values. Due to certain specific pending factors, the amount of loss cannot yet be determined.

•	Loss — This grade is assigned to loans that will be charged off or charged down when payments, including the timing and value of payments, are determined to be uncertain. This risk grade does not imply that the asset has no recovery or salvage value, but simply means that it is not practical or desirable to defer writing off, either all or a portion of, the loan balance even though partial recovery may be realized in the future.

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

The following tables present loans held for investment, by internal credit risk grade, as of the periods indicated:

	March 31, 2014
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$41,707	$1,138	$2,664	$152	$—	$45,661
Commercial and industrial	86,139	953	3,371	3,940	—	94,403
Multi-family residential	67,083	2,095	6,416	—	—	75,594
Single family non-owner occupied	123,772	4,021	9,812	364	—	137,969
Non-farm, non-residential	446,848	18,478	19,035	—	—	484,361
Agricultural	2,077	7	9	—	—	2,093
Farmland	29,277	1,307	1,826	—	—	32,410
Consumer real estate loans
Home equity lines	109,135	1,390	2,404	208	—	113,137
Single family owner occupied	454,285	10,179	27,999	164	—	492,627
Owner occupied construction	33,495	422	443	—	—	34,360
Consumer and other loans
Consumer loans	70,929	794	386	2	—	72,111
Other	3,968	—	—	—	—	3,968

Total non-covered loans	1,468,715	40,784	74,365	4,830	—	1,588,694
Covered loans
Commercial loans
Construction, development, and other land	9,607	1,465	4,837	47	—	15,956
Commercial and industrial	2,474	468	119	1	—	3,062
Multi-family residential	1,458	—	445	—	—	1,903
Single family non-owner occupied	3,832	1,474	1,478	10	—	6,794
Non-farm, non-residential	11,352	6,606	13,483	17	—	31,458
Agricultural	162	—	—	—	—	162
Farmland	512	—	305	—	—	817
Consumer real estate loans
Home equity lines	64,707	1,147	1,039	2	—	66,895
Single family owner occupied	10,117	201	4,969	—	—	15,287
Owner occupied construction	88	235	404	—	—	727
Consumer and other loans
Consumer loans	109	—	—	—	—	109
Other	—	—	—	—	—	—

Total covered loans	104,418	11,596	27,079	77	—	143,170

Total loans	$1,573,133	$52,380	$101,444	$4,907	$—	$1,731,864

	December 31, 2013
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$30,719	$1,094	$3,139	$303	$—	$35,255
Commercial and industrial	87,589	1,056	2,919	3,891	—	95,455
Multi-family residential	67,257	2,237	703	—	—	70,197
Single family non-owner occupied	121,367	4,501	9,316	375	—	135,559
Non-farm, non-residential	440,334	21,046	14,500	31	—	475,911
Agricultural	2,306	8	10	—	—	2,324
Farmland	27,421	1,721	3,472	—	—	32,614
Consumer real estate loans
Home equity lines	107,411	1,355	2,789	215	—	111,770
Single family owner occupied	460,166	8,170	27,507	169	—	496,012
Owner occupied construction	28,242	261	200	—	—	28,703
Consumer and other loans
Consumer loans	69,973	864	472	—	4	71,313
Other	3,918	—	8	—	—	3,926

Total non-covered loans	1,446,703	42,313	65,035	4,984	4	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	9,722	1,378	4,714	51	—	15,865
Commercial and industrial	2,865	247	189	24	—	3,325
Multi-family residential	1,472	—	461	—	—	1,933
Single family non-owner occupied	4,362	1,519	1,552	16	—	7,449
Non-farm, non-residential	13,077	4,630	16,901	38	—	34,646
Agricultural	164	—	—	—	—	164
Farmland	572	—	301	—	—	873
Consumer real estate loans
Home equity lines	66,797	1,138	1,269	2	—	69,206
Single family owner occupied	10,832	148	5,939	—	—	16,919
Owner occupied construction	198	—	986	—	—	1,184
Consumer and other loans
Consumer loans	118	—	—	—	—	118
Other	—	—	—	—	—	—

Total covered loans	110,179	9,060	32,312	131	—	151,682

Total loans	$1,556,882	$51,373	$97,347	$5,115	$4	$1,710,721

Credit quality continued to improve in the covered loan portfolio with special mention and classified loans declining $2.75 million, or 6.63%, as of March 31, 2014, compared to December 31, 2013.

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2014			December 31, 2013
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$816	$127	$943	$1,187	$761	$1,948
Commercial and industrial	5,357	75	5,432	5,341	92	5,433
Multi-family residential	115	—	115	—	—	—
Single family non-owner occupied	2,407	114	2,521	1,966	222	2,188
Non-farm, non-residential	2,972	—	2,972	2,685	—	2,685
Farmland	432	—	432	441	301	742
Consumer real estate loans
Home equity lines	774	246	1,020	765	232	997
Single family owner occupied	7,890	582	8,472	6,567	1,555	8,122
Owner occupied construction	—	117	117	—	190	190
Consumer and other loans
Consumer loans	138	—	138	201	—	201

Total	20,901	1,261	22,162	19,153	3,353	22,506
Purchased impaired loans	8	—	8	8	—	8

Total nonaccrual loans	$20,909	$1,261	$22,170	$19,161	$3,353	$22,514

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered accruing loans contractually past due 90 days or more as of March 31, 2014, or December 31, 2013. Accruing loans contractually past due 90 days or more totaled $109 thousand as of March 31, 2014, and $86 thousand as of December 31, 2013 which were attributed to covered home equity lines.

	March 31, 2014
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$111	$113	$217	$441	$45,220	$45,661
Commercial and industrial	59	—	2,576	2,635	91,768	94,403
Multi-family residential	85	—	115	200	75,394	75,594
Single family non-owner occupied	432	254	1,527	2,213	135,756	137,969
Non-farm, non-residential	1,216	203	2,325	3,744	480,617	484,361
Agricultural	8	—	—	8	2,085	2,093
Farmland	—	—	432	432	31,978	32,410
Consumer real estate loans
Home equity lines	479	80	191	750	112,387	113,137
Single family owner occupied	4,771	2,951	3,390	11,112	481,515	492,627
Owner occupied construction	—	—	—	—	34,360	34,360
Consumer and other loans
Consumer loans	509	76	29	614	71,497	72,111
Other	—	—	—	—	3,968	3,968

Total non-covered loans	7,670	3,677	10,802	22,149	1,566,545	1,588,694
Covered loans
Commercial loans
Construction, development, and other land	178	10	74	262	15,694	15,956
Commercial and industrial	—	—	35	35	3,027	3,062
Multi-family residential	—	—	—	—	1,903	1,903
Single family non-owner occupied	—	—	114	114	6,680	6,794
Non-farm, non-residential	195	354	—	549	30,909	31,458
Agricultural	—	—	—	—	162	162
Farmland	—	—	—	—	817	817
Consumer real estate loans
Home equity lines	353	1	187	541	66,354	66,895
Single family owner occupied	148	58	434	640	14,647	15,287
Owner occupied construction	—	—	117	117	610	727
Consumer and other loans						—
Consumer loans	—	—	—	—	109	109
Other	—	—	—	—	—	—

Total covered loans	874	423	961	2,258	140,912	143,170

Total loans	$8,544	$4,100	$11,763	$24,407	$1,707,457	$1,731,864

	December 31, 2013
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$118	$10	$532	$660	$34,595	$35,255
Commercial and industrial	93	39	2,631	2,763	92,692	95,455
Multi-family residential	115	—	—	115	70,082	70,197
Single family non-owner occupied	611	554	1,203	2,368	133,191	135,559
Non-farm, non-residential	1,014	318	1,770	3,102	472,809	475,911
Agricultural	—	—	—	—	2,324	2,324
Farmland	245	—	—	245	32,369	32,614
Consumer real estate loans
Home equity lines	289	317	442	1,048	110,722	111,770
Single family owner occupied	7,428	1,228	145	8,801	487,211	496,012
Owner occupied construction	205	—	2,284	2,489	26,214	28,703
Consumer and other loans
Consumer loans	811	86	105	1,002	70,311	71,313
Other	—	—	—	—	3,926	3,926

Total non-covered loans	10,929	2,552	9,112	22,593	1,536,446	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	479	—	453	932	14,933	15,865
Commercial and industrial	5	44	92	141	3,184	3,325
Multi-family residential	—	—	—	—	1,933	1,933
Single family non-owner occupied	—	—	184	184	7,265	7,449
Non-farm, non-residential	209	—	—	209	34,437	34,646
Agricultural	—	—	—	—	164	164
Farmland	—	—	301	301	572	873
Consumer real estate loans
Home equity lines	488	86	163	737	68,469	69,206
Single family owner occupied	197	120	1,466	1,783	15,136	16,919
Owner occupied construction	—	—	190	190	994	1,184
Consumer and other loans						—
Consumer loans	—	—	—	—	118	118
Other	—	—	—	—	—	—

Total covered loans	1,378	250	2,849	4,477	147,205	151,682

Total loans	$12,307	$2,802	$11,961	$27,070	$1,683,651	$1,710,721

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to TDRs totaled $1.83 million as of March 31, 2014, and $1.84 million as of December 31, 2013. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The Company recognized interest income on TDRs of $149 thousand for the three months ended March 31, 2014, and $240 thousand for the three months ended March 31, 2013.

Loans acquired with credit deterioration, with a discount, are generally not considered TDRs as long as the loans remain in the assigned loan pool. There were no covered loans recorded as TDRs as of March 31, 2014, or December 31, 2013. The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	March 31, 2014			December 31, 2013
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$1,115	$—	$1,115	$1,115	$—	$1,115
Single family non-owner occupied	364	—	364	375	—	375
Non-farm, non-residential	124	5,742	5,866	128	5,490	5,618
Consumer real estate loans
Home equity lines	—	50	50	159	51	210
Single family owner occupied	532	6,930	7,462	423	6,670	7,093
Owner occupied construction	—	246	246	—	—	—

Total TDRs	$2,135	$12,968	$15,103	$2,200	$12,211	$14,411

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended March 31,
	2014			2013
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post- Modification Recorded Investment
Below market interest rate
Owner occupied construction	1	$245	$245	—	$—	$—
Extended payment term
Non-farm, non-residential	1	$303	$303	—	—	—
Single family owner occupied	1	134	134	—	—	—

Total	2	437	437	—	—	—
Below market interest rate and extended payment term
Single family owner occupied	2	266	266	—	—	—

Total	5	$948	$948	—	$—	$—

There were no payment defaults on loans modified as TDRs, that were restructured within the previous 12 months, for the three months ended March 31, 2014 or 2013.

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

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated that are segmented into groups with similar risk characteristics, based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. For loans acquired in a business combination, loans identified as credit impaired at the acquisition date are grouped into pools and evaluated separately from the non-PCI portfolio. The Company has aggregated PCI loans into the following pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. Provisions calculated for PCI loans are offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses, excluding reserves allocated to specific loans and PCI loan pools, is available for use against any loan loss management deems appropriate. As of March 31, 2014, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

The following table presents the aggregate activity in the allowance for loan losses in the periods indicated:

(Amounts in thousands)	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
Balance, January 1, 2013	$25,762	$8	$25,770
Provision for loan losses	1,142	—	1,142
Benefit attributable to the FDIC indemnification asset	—	—	—

Provision for loan losses charged to operations	1,142	—	1,142
Provision for loan losses recorded through the FDIC indemnification asset	—	—	—
Charge-offs	(2,759)	—	(2,759)
Recoveries	697	—	697

Net charge-offs	(2,062)	—	(2,062)

Balance, March 31, 2013	$24,842	$8	$24,850

Balance, January 1, 2014	$23,322	$755	$24,077
Provision for loan losses	1,852	(262)	1,590
Benefit attributable to the FDIC indemnification asset	—	203	203

Provision for loan losses charged to operations	1,852	(59)	1,793
Provision for loan losses recorded through the FDIC indemnification asset	—	(203)	(203)
Charge-offs	(2,216)	—	(2,216)
Recoveries	347	—	347

Net charge-offs	(1,869)	—	(1,869)

Balance, March 31, 2014	$23,305	$493	$23,798

The following table presents the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

		Consumer	Consumer
(Amounts in thousands)	Commercial	Real Estate	and Other	Total
Balance, January 1, 2013	$17,259	$7,906	$597	$25,762
Provision for loan losses charged to operations	483	480	179	1,142
Loans charged off	(783)	(1,396)	(580)	(2,759)
Recoveries credited to allowance	283	13	401	697

Net charge-offs	(500)	(1,383)	(179)	(2,062)

Balance, March 31, 2013	$17,242	$7,003	$597	$24,842

Balance, January 1, 2014	$16,090	$6,597	$635	$23,322
Provision for loan losses charged to operations	1,218	485	149	1,852
Loans charged off	(1,051)	(710)	(455)	(2,216)
Recoveries credited to allowance	82	21	244	347

Net charge-offs	(969)	(689)	(211)	(1,869)

Balance, March 31, 2014	$16,339	$6,393	$573	$23,305

The following table presents the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

		Consumer	Consumer
(Amounts in thousands)	Commercial	Real Estate	and Other	Total
Balance, January 1, 2013	$8	$—	$—	$8
Purchased impaired provision	—	—	—	—
Benefit attributable to FDIC indemnificaton asset	—	—	—	—

Provision for loan losses charged to operations	—	—	—	—
Provision for loan losses recorded through the FDIC indemnificaton asset	—	—	—	—

Balance, March 31, 2013	$8	$—	$—	$8

Balance, January 1, 2014	$77	$678	$—	$755
Purchased impaired provision	(69)	(193)	—	(262)
Benefit attributable to FDIC indemnificaton asset	55	148	—	203

Provision for loan losses charged to operations	(14)	(45)	—	(59)
Provision for loan losses recorded through the FDIC indemnificaton asset	(55)	(148)	—	(203)

Balance, March 31, 2014	$8	$485	$—	$493

The following tables present the Company’s allowance for loan losses and recorded investment in loans, excluding PCI loans, by loan class, as of the dates indicated:

	March 31, 2014
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$56,996	$1,293
Commercial and industrial	5,235	3,504	91,317	1,312
Multi-family residential	5,601	500	71,451	1,216
Single family non-owner occupied	784	38	138,357	3,431
Non-farm, non-residential	10,017	377	486,594	4,411
Agricultural	—	—	2,255	19
Farmland	351	—	32,876	238

Total commercial loans	21,988	4,419	879,846	11,920
Consumer real estate loans
Home equity lines	462	171	137,869	1,289
Single family owner occupied	6,067	692	498,010	4,029
Owner occupied construction	—	—	34,565	212

Total consumer real estate loans	6,529	863	670,444	5,530
Consumer and other loans
Consumer loans	—	—	72,195	573
Other	—	—	3,968	—

Total consumer and other loans	—	—	76,163	573

Total loans, excluding PCI loans	$28,517	$5,282	$1,626,453	$18,023

	December 31, 2013
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$46,404	$1,141
Commercial and industrial	5,189	3,794	92,612	1,421
Multi-family residential	—	—	71,669	1,211
Single family non-owner occupied	664	47	136,567	3,502
Non-farm, non-residential	5,952	114	483,126	4,536
Agricultural	—	—	2,488	23
Farmland	351	—	33,136	301

Total commercial loans	12,156	3,955	866,002	12,135
Consumer real estate loans
Home equity lines	472	52	136,896	1,309
Single family owner occupied	6,850	735	502,229	4,295
Owner occupied construction	—	—	29,090	206

Total consumer real estate loans	7,322	787	668,215	5,810
Consumer and other loans
Consumer loans	—	—	71,389	635
Other	—	—	3,926	—

Total consumer and other loans	—	—	75,315	635

Total loans, excluding PCI loans	$19,478	$4,742	$1,609,532	$18,580

The Company aggregates PCI loans into the following loan pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The following table presents the Company’s allowance for loan losses and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	March 31, 2014		December 31, 2013
(Amounts in thousands)	Loan Pools	Allowance for Loan Pools With Impairment	Loan Pools	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$17,755	$—	$19,851	$—
Waccamaw lines of credit	1,950	—	2,594	69
Peoples commercial	7,875	—	7,862	—
Other	1,918	8	1,931	8

Total commercial loans	29,498	8	32,238	77
Consumer real estate loans
Waccamaw serviced home equity lines	41,701	277	43,608	277
Waccamaw residential	4,359	33	4,497	217
Peoples residential	1,321	175	1,334	184

Total consumer real estate loans	47,381	485	49,439	678
Consumer and other loans
Waccamaw consumer	15	—	34	—

Total loans	$76,894	$493	$81,711	$755

Note 6. FDIC Indemnification Asset

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

	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Beginning balance	$34,691	$48,149
Decrease in estimated losses on covered loans	(203)	—
Increase in estimated losses on covered OREO	149	1,338
Reimbursable expenses from the FDIC	150	341
Net amortization	(1,134)	(1,539)
Reimbursements from the FDIC	(1,143)	(4,368)

Ending balance	$32,510	$43,921

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

(Amounts in thousands)	March 31, 2014	December 31, 2013
Noninterest-bearing demand deposits	$353,137	$339,680
Interest-bearing deposits:
Interest-bearing demand deposits	382,752	361,821
Money market accounts	236,914	237,845
Savings deposits	294,183	286,165
Certificates of deposit	589,469	606,178
Individual retirement accounts	118,234	119,053

Total interest-bearing deposits	1,621,552	1,611,062

Total deposits	$1,974,689	$1,950,742

Note 8. Borrowings

The following table presents the composition of borrowings as of the dates indicated:

(Amounts in thousands)	March 31, 2014	December 31, 2013
Federal funds purchased	$—	$16,000
Securities sold under agreements to repurchase:
Retail	62,337	68,308
Wholesale	50,000	50,000

Total securities sold under agreements to repurchase	112,337	118,308
FHLB borrowings	150,000	150,000
Subordinated debt	15,464	15,464
Other debt	623	624

Total borrowings	$278,424	$300,396

Short-term borrowings consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBSs. The weighted average rate of federal funds purchased was 0.34% as of March 31, 2014, and 0.36% as of December 31, 2013. The weighted average rate of retail repurchase agreements was 0.16% as of March 31, 2014, and 0.38% as of December 31, 2013.

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The weighted average contractual rate of wholesale repurchase agreements was 3.71% as of March 31, 2014, and December 31, 2013. As of March 31, 2014, the weighted average contractual maturity of wholesale repurchase agreements was 3.83 years. The weighted average contractual rate of FHLB borrowings was 4.12% as of March 31, 2014, and December 31, 2013. As of March 31, 2014, the weighted average contractual maturity of FHLB borrowings was 4.32 years. The following schedule presents contractual maturities of FHLB borrowings, by year, as of March 31, 2014:

(Amounts in thousands)
2014	$—
2015	—
2016	—
2017	100,000
2018	—
2019 and thereafter	50,000

$150,000

FHLB callable advances may be redeemed by the FHLB at quarterly intervals after various lockout periods that could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. FHLB advances were secured by qualifying loans that totaled $1.16 billion as of March 31, 2014, and $1.13 billion as of December 31, 2013. Unused borrowing capacity with the FHLB was $362.35 million as of March 31, 2014.

Subordinated debt consists of junior subordinated debentures (“Debentures”) of $15.46 million that were issued by the Company in October 2003 to the Trust. The Debentures had an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033 and are currently callable. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of March 31, 2014, and December 31, 2013.

Note 9. Derivative Instruments and Hedging Activities

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

As of March 31, 2014, the Company’s derivative instruments consisted of IRLCs, forward sale loan commitments, and interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

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

The Company entered into a fifteen-year, $4.34 million notional interest rate swap agreement in February 2014 and a ten-year, $3.50 million notional interest rate swap agreement in October 2013. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of March 31, 2014.

The following table presents the aggregate contractual or notional amounts of the Company’s derivative instruments as of the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
(Amounts in thousands)	Notional or Contractual Amount	Notional or Contractual Amount	Notional or Contractual Amount
Derivatives designated as hedges:
Interest rate swaps	$7,872	$3,453	$—
Derivatives not designated as hedges:
IRLCs	2,039	3,677	14,097
Forward sale loan commitments	3,782	4,560	—

Total derivatives not designated as hedges	5,821	8,237	14,097

Total derivatives	$13,693	$11,690	$14,097

The following table presents the fair values of the Company’s derivative instruments as of the dates indicated:

	March 31, 2014		December 31, 2013		March 31, 2013
(Amounts in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$—	$59	$43	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	—	7	—	41	142	10
Forward sale loan commitments	7	—	41	—	—	—

Total derivities not designated as hedges	7	7	41	41	142	10

Total derivaties	$7	$66	$84	$41	$142	$10

The following table presents the effect of the Company’s derivative and hedging activity, if applicable, on the statement of income in the periods indicated:

		Three Months Ended
		March 31,
(Amounts in thousands)	Income Statement Location	2014	2013
Derivatives designated as hedges:
Interest rate swaps	Other income	$—	$—
Derivatives not designated as hedges:
IRLCs	Other income	—	4
Forward sale loan commitments	Other income	—	—

Total derivatives not designated as hedges		—	4

Total derivatives		$—	$4

Note 10. Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Service cost	$26	$34
Interest cost	73	61
Amortization of losses	—	12
Amortization of prior service cost	47	47

Net periodic cost	$146	$154

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Service cost	$5	$7
Interest cost	12	10
Amortization of gains (losses)	—	—
Amortization of prior service cost	18	22

Net periodic cost	$35	$39

Note 11. Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

(Amounts in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
Three months ended March 31, 2013
Beginning balance	$(283)	$(1,542)	$(1,825)
Other comprehensive loss before reclassifications	(972)	(145)	(1,117)
Reclassified from AOCI	73	(51)	22

Net comprehensive loss	(899)	(196)	(1,095)

Ending balance	$(1,182)	$(1,738)	$(2,920)

Three months ended March 31, 2014
Beginning balance	$(13,640)	$(1,100)	$(14,740)
Other comprehensive gain before reclassifications	4,132	98	4,230
Reclassified from AOCI	(137)	(40)	(177)

Net comprehensive gain	3,995	58	4,053

Ending balance	$(9,645)	$(1,042)	$(10,687)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Three Months Ended March 31,		Income Statement
(Amounts in thousands)	2014	2013	Line Item Affected
Available-for-sale securities
Gains realized in net income	$45	$117	Net gain on sale of securities
Credit-related OTTI recognized in net income	(264)	—	Net impairment losses recognized in earnings

	(219)	117	Income before taxes
Income tax effect	(82)	44	Income tax expense (benefit)

	(137)	73	Net income
Employee benefit plans
Amortization of prior service cost	(65)	(69)	(1)
Amortization of losses	—	(12)	(1)

	(65)	(81)	Income before taxes
Income tax effect	(25)	(30)	Income tax expense (benefit)

	(40)	(51)	Net income

Reclassified from AOCI, net of tax	$(177)	$23	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, “Employee Benefit Plans.”

Note 12. Fair Value

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

The Company uses fair value measurements to record adjustments to certain financial assets and liabilities on a recurring basis. Additionally, the Company may be required to record certain assets at fair value on a nonrecurring basis in specific circumstances, such as evidence of impairment. Methodologies used to determine fair value may be highly subjective and judgmental in nature, such as cash flow estimates, risk characteristics, credit quality measurements, and interest rates; therefore, valuations may not be precise. Since fair values are estimated as of a specific date, the amounts actually realized or paid on the settlement or maturity of these instruments may be significantly different from estimates. See “Summary of Significant Accounting Policies” in Note 1, “General,” to the Condensed Consolidated Financial Statements of this report.

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

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current, or pricing variations are significant. For Level 3 securities, the Company obtains the cash flow of specific securities from third parties that use modeling software to determine cash flows based on market participant data and knowledge of the structures of each individual security. The fair values of Level 3 securities are determined by applying appropriate market observable discount rates to the cash flow derived from third-party models. Discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity, which are based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Securities with increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium based on assumptions about the performance of the underlying collateral. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2014
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,264	$—	$9,264	$—
Municipal securities	144,872	—	144,872	—
Single issue trust preferred securities	46,129	—	46,129	—
Corporate securities	5,000	—	5,000	—
Agency MBS	267,289	—	267,289	—
Non-Agency Alt-A residential MBS	10,272	—	10,272	—
Equity securities	1,038	1,020	18	—

Total available-for-sale securities	$483,864	$1,020	$482,844	$—

Deferred compensation assets	$3,712	$3,712	$—	$—

Derivatives
Forward sale loan commitments	$7	$—	$7	$—

Total derivative assets	$7	$—	$7	$—

Deferred compensation liabilities	$3,712	$3,712	$—	$—

Derivative liabilities
Interest rate swaps	$59	$—	$59	$—
IRLCs	7	—	7	—

Total derivative liabilities	$66	$—	$66	$—

	December 31, 2013
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,013	$—	$9,013	$—
Municipal securities	144,280	—	144,280	—
Single issue trust preferred securities	46,234	—	46,234	—
Corporate securities	4,871	—	4,871	—
Agency MBS	300,386	—	300,386	—
Non-Agency Alt-A residential MBS	9,789	—	9,789	—
Equity securities	5,247	251	4,996	—

Total available-for-sale securities	$519,820	$251	$519,569	$—

Deferred compensation assets	$4,200	$4,200	$—	$—

Derivatives
Interest rate swaps	$43	$—	$43	$—
Forward sale loan commitments	41	—	41	—

Total derivative assets	$84	$—	$84	$—

Deferred compensation liabilities	$4,200	$4,200	$—	$—

Derivative liabilities
IRLCs	$41	$—	$41	$—

There were no changes in valuation techniques during the three months ended March 31, 2014 or 2013. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers in to or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2014 or 2013.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	March 31, 2014
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$13,838	—	—	$13,838
OREO, not covered by loss share agreements	2,188	—	—	2,188
OREO, covered by loss share agreements	2,144	—	—	2,144

	December 31, 2013
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$8,935	—	—	$8,935
OREO, not covered by loss share agreements	7,180	—	—	7,180
OREO, covered by loss share agreements	6,433	—	—	6,433

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation	Unobservable	Range (Weighted Average)
	Technique	Input	March 31, 2014	December 31, 2013

Impaired loans	Discounted appraisals (1)	Appraisal adjustments (2)	4% to 100% (14%)	6% to 100% (47%)
OREO, not covered	Discounted appraisals (1)	Appraisal adjustments (2)	30% to 74% (33%)	0% to 65% (34%)
OREO, covered	Discounted appraisals (1)	Appraisal adjustments (2)	17% to 43% (43%)	4% to 70% (41%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Off-Balance Sheet Instruments. The Company believes that fair values of unfunded commitments to extend credit, standby letters of credit, and financial guarantees are not meaningful; therefore, off-balance sheet instruments are not addressed in the fair value disclosures. Due to the uncertainty and difficulty in assessing the likelihood and timing of advancing available proceeds, the lack of an established market for these instruments, and the diversity in fee structures, the Company believes it is not feasible or practicable to accurately disclose the fair values of off-balance sheet instruments. For additional information regarding the unfunded, contractual value of off-balance sheet financial instruments see Note 13, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2014
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$79,002	$79,002	$79,002	$—	$—
Available-for-sale securities	483,864	483,864	1,020	482,844	—
Held-to-maturity securities	8,161	8,148	—	8,148	—
Loans held for sale	1,743	1,747	—	1,747	—
Loans held for investment less allowance	1,708,066	1,737,995	—	—	1,737,995
FDIC indemnification asset	32,510	32,510	—	—	32,510
Accrued interest receivable	6,259	6,259	—	6,259	—
Derivative financial assets	7	7	—	7	—
Deferred compensation assets	3,712	3,712	3,712	—	—
Liabilities
Demand deposits	$353,137	$353,137	$—	$353,137	$—
Interest-bearing demand deposits	382,752	382,752	—	382,752	—
Savings deposits	531,096	531,096	—	531,096	—
Time deposits	707,704	710,872	—	710,872	—
Securities sold under agreements to repurchase	112,337	115,091	—	115,091	—
Accrued interest payable	2,119	2,119	—	2,119	—
FHLB and other indebtedness	166,087	177,437	—	177,437	—
Derivative financial liabilities	66	66	—	66	—
Deferred compensation liabilities	3,712	3,712	3,712	—	—

	December 31, 2013
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$56,567	$56,567	$56,567	$—	$—
Available-for-sale securities	519,820	519,820	251	519,569	—
Held-to-maturity securities	568	579	—	579	—
Loans held for sale	883	883	—	883	—
Loans held for investment less allowance	1,686,644	1,655,430	—	—	1,655,430
FDIC indemnification asset	34,691	34,691	—	—	34,691
Accrued interest receivable	7,521	7,521	—	7,521	—
Derivative financial assets	84	84	—	84	—
Deferred compensation assets	4,200	4,200	4,200	—	—
Liabilities
Demand deposits	$339,680	$339,680	$—	$339,680	$—
Interest-bearing demand deposits	361,821	361,821	—	361,821	—
Savings deposits	524,010	524,010	—	524,010	—
Time deposits	725,231	728,999	—	728,999	—
Securities sold under agreements to repurchase	118,308	121,320	—	121,320	—
Accrued interest payable	2,169	2,169	—	2,169	—
FHLB and other indebtedness	166,088	178,031	—	178,031	—
Derivative financial liabilities	41	41	—	41	—
Deferred compensation liabilities	4,200	4,200	4,200	—	—

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

(Amounts in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$226,031	$216,179
Commitments related to secondary market mortgage loans	2,039	3,677
Standby letters of credit and financial guarantees	4,233	4,193

Total off-balance sheet risk	$232,303	$224,049

Reserve for unfunded commitments	$326	$326

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K (the “2013 Form 10-K”).

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

We caution that the foregoing list of important factors is not all-inclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Annual Report on Form 10-K and other reports we filed with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect changes. All forward-looking statements attributable to our Company are expressly qualified by these cautionary statements. See Part II, Item 1A, “Risk Factors,” of this report and Part I, Item 1A, “Risk Factors,” of our 2013 Form 10-K.

Company Overview

First Community Bancshares, Inc. (“the Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates sixty-eight locations under the name First Community Bank in West Virginia, Virginia, and North Carolina and under the trade name Peoples Community Bank, a Division of First Community Bank, in Tennessee and South Carolina. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division, which reported combined assets under management of $697 million as of March 31, 2014. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, which operates nine locations under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. We reported total assets of $2.61 billion as of March 31, 2014. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network, with additional funding provided by retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”). We invest our funds primarily in loans to retail and commercial customers. In addition to loans, we invest a portion of our funds in various debt securities, including those of the United States and its agencies, municipals, and certain corporate notes, debt instruments, and equity securities. We also maintain overnight interest-bearing balances with the Federal Reserve and other correspondent banks. The difference between interest earned on assets and interest paid on liabilities is our primary source of earnings. Our net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States and conform to general practices within the banking industry. Our financial position and results of operations require management to make judgments and estimates to develop the amounts reflected and disclosed in the consolidated financial statements. Different assumptions in the application of these estimates could result in material changes to our consolidated financial position and consolidated results of operations. Estimates, assumptions, and judgments are based on historical experience and other factors including expectations of future events believed to be reasonable under the circumstances that are periodically evaluated. These estimates are generally necessary when assets and liabilities are required to be recorded at estimated fair value, a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or establishment of a valuation reserve, or an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or, when available, are provided by third-party sources. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of financial modeling techniques and appraisal estimates. Our accounting policies are fundamental in understanding MD&A and the disclosures presented in the notes to consolidated statements. Our critical accounting estimates are described in detail in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2013 Form 10-K.

Performance Overview

Highlights of our results of operations for the quarter ended March 31, 2014, and financial condition as of March 31, 2014, include the following:

•	The non-covered loan portfolio increased $29.66 million compared to year-end 2013 and $94.46 million compared to the first quarter of 2013. The increase from March 31, 2013, is primarily attributed to new commercial real estate volume in Southern West Virginia and Central North Carolina. This marks the fourth consecutive quarter non-covered loan growth has exceeded covered loan declines.

•	Annualized growth in the non-covered loan portfolio was 7.71% during the quarter.

•	Non-covered delinquent loans as a percentage of total non-covered loans experienced a significant decrease of 104 basis points, or 36.78%, to 1.79% compared to the first quarter of 2013. The decrease is attributed to declines in both past due and nonaccrual loans.

•	The Company repurchased 131,500 shares during the quarter.

•	The Company significantly exceeds regulatory “well capitalized” targets as of March 31, 2014, with a total risk-based capital ratio of 16.24%, a Tier 1 risk-based capital ratio of 14.98%, and a Tier 1 leverage ratio of 10.13%.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
(Amounts in thousands, except per share data)	2014	2013	(Decrease)	% Change
Net income	$5,725	$7,141	$(1,416)	-19.83%
Net income available to common shareholders	5,497	6,883	(1,386)	-20.14%
Basic earnings per common share	0.30	0.34	(0.04)	-11.76%
Diluted earings per common share	0.29	0.34	(0.05)	-14.71%
Return on average assets	0.86%	1.03%	-0.17%	-16.50%
Return on average common equity	7.02%	8.11%	-1.09%	-13.44%

Three Month Comparison. Net income decreased in the first quarter of 2014 compared to the same quarter of the prior year primarily due to the decrease in interest earned on loans as the average loan yield decreased 52 basis points, or 8.63% in the first quarter of 2014 compared to the same quarter of the prior year.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 75.28% of total net interest and noninterest income in the first quarter of 2014 compared to 74.82% in the same quarter of 2013. For the following discussion, net interest income is presented on a tax equivalent basis to provide a comparison among all types of interest earning assets. The tax equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although non-GAAP, management believes this financial measure is more widely used in the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. We use this non-GAAP financial measure to monitor net interest income performance and manage the composition of our balance sheet. The following table presents our average consolidated balance sheets in the periods indicated:

	Three Months Ended March 31,
	2014			2013
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,717,908	$22,893	5.40%	$1,706,296	$24,888	5.92%
Securities available-for-sale	499,851	3,808	3.09%	544,681	3,728	2.78%
Securities held-to-maturity	1,367	15	4.45%	816	17	8.45%
Interest-bearing deposits	26,395	30	0.46%	98,893	66	0.27%

Total earning assets	2,245,521	26,746	4.83%	2,350,686	28,699	4.95%
Other assets	346,019			352,343

Total assets	$2,591,540			$2,703,029

Liabilities
Interest-bearing deposits
Demand deposits	$370,021	$54	0.06%	$353,677	$56	0.06%
Savings deposits	530,031	137	0.10%	505,917	155	0.12%
Time deposits	714,402	1,697	0.96%	816,060	2,151	1.07%

Total interest-bearing deposits	1,614,454	1,888	0.47%	1,675,654	2,362	0.57%
Borrowings
Federal funds purchased	3,547	3	0.34%	—	—	—
Retail repurchase agreements	67,356	26	0.16%	75,751	105	0.56%
Wholesale repurchase agreements	50,000	463	3.76%	57,645	475	3.34%
FHLB advances and other borrowings	166,087	1,678	4.10%	175,937	1,700	3.92%

Total borrowings	286,990	2,170	3.07%	309,333	2,280	2.99%

Total interest-bearing liabilities	1,901,444	4,058	0.87%	1,984,987	4,642	0.95%

Noninterest-bearing demand deposits	336,573			332,186
Other liabilities	20,918			24,307

Total liabilities	2,258,935			2,341,480
Stockholders’ equity	332,605			361,549

Total liabilities and stockholders’ equity	$2,591,540			$2,703,029

Net interest income, tax equivalent		$22,688			$24,057

Net interest rate spread(3)			3.96%			4.00%

Net interest margin(4)			4.10%			4.15%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

The following table presents the impact on tax equivalent net interest income resulting from changes in volume, the average volume times the prior year’s average rate; rate, the average rate times the prior year’s average volume; and rate/volume, the average volume column times the change in average rate, in the periods indicated:

	Three Months Ended
	March 31, 2014 Compared to 2013
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on:
Loans (FTE)	$169	$(2,150)	$(14)	$(1,995)
Securities available-for-sale (FTE)	(307)	422	(35)	80
Securities held-to-maturity (FTE)	11	(8)	(5)	(2)
Interest-bearing deposits with other banks	(48)	46	(34)	(36)

Total interest earning assets	(175)	(1,690)	(88)	(1,953)
Interest paid on:
Demand deposits	3	(4)	(1)	(2)
Savings deposits	7	(24)	(1)	(18)
Time deposits	(268)	(213)	27	(454)
Federal funds purchased	—	—	3	3
Retail repurchase agreements	(12)	(76)	9	(79)
Wholesale repurchase agreements	(63)	59	(8)	(12)
FHLB advances and other borrowings	(95)	78	(5)	(22)

Total interest-bearing liabilities	(428)	(180)	24	(584)

Change in net interest income, tax equivalent	$253	$(1,510)	$(112)	$(1,369)

The following table reconciles the differences between net interest income under GAAP and net interest income on a tax equivalent basis in the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2014	2013
Net interest income, GAAP basis	$22,025	$23,362
Tax equivalent adjustment(1)	663	695

Net interest income, tax equivalent	$22,688	$24,057

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

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

	Three Months Ended March 31,
	2014		2013
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$22,893	5.40%	$24,888	5.92%
Accretion income	3,122		3,842
Less: cash accretion income	600		1,782

Non-cash accretion income	2,522		2,060

Loans, excluding non-cash accretion	20,371	4.81%	22,828	5.43%
Other earning assets	3,853	2.96%	3,811	2.40%

Total earning assets	24,224	4.38%	26,639	4.60%
Total interest-bearing liabilities	4,058	0.87%	4,642	0.95%

Net interest income, tax equivalent	$20,166		$21,997

Net interest rate spread(3), less non-cash accretion		3.51%		3.65%

Net interest margin(4), less non-cash accretion		3.64%		3.80%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

Three Month Comparison. Net interest income under GAAP decreased $1.34 million, or 5.72%, and tax equivalent net interest income decreased $1.37 million, or 5.69%, in the first quarter of 2014 compared to the same quarter of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 4 basis point decrease in the net interest rate spread and a 5 basis point decrease in the net interest margin.

Loan interest accretion stemming from the Peoples and Waccamaw acquisitions totaled $3.12 million in the first quarter of 2014, of which $600 thousand was received in cash, and $3.84 million in the same quarter of the prior year, of which $1.78 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 62 basis points, which compares to a decrease of 52 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 16 basis points, which compares to a decrease of 5 basis points under GAAP. We expect the effect of accretion income on acquired loans to continue to be lessened in future periods.

Average earning assets decreased $105.17 million, or 4.47%, in the first quarter of 2014 compared to the same quarter of the prior year primarily due to decreases in interest-bearing deposits with banks, which are primarily comprised of excess liquidity kept at the Federal Reserve Bank (“FRB”) of Richmond bearing overnight market rates, and securities available for sale. The yield on earning assets decreased 12 basis points, which was largely due to a 52 basis point decrease in the yield on loans, a result of the continued low rate environment, and a 400 basis point decrease in the yield on held-to-maturity securities, due to new investments in lower yielding securities. During the first quarter of 2014, we purchased medium-term bonds in the held-to-maturity category to provide for the funding necessary to extinguish certain wholesale borrowings as they come due.

As of March 31, 2014, interest-bearing liabilities included interest-bearing deposits; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; Federal Home Loan Bank (“FHLB”) advances; and other borrowings. Average interest-bearing liabilities decreased $83.54 million, or 4.21%, in the first quarter of 2014 compared to the same quarter of the prior year, primarily due to declines in average time deposit balances. The yield on interest-bearing liabilities decreased 8 basis points, which was largely due to a 10 basis point decrease in the rate on interest-bearing deposits. Average interest-bearing deposits decreased $61.20 million, or 3.65% which was driven by a $101.66 million, or 12.46%, decrease in average time deposits, partially offset by increases in average interest-bearing demand deposits of $16.34 million, or 4.62%, and average savings deposits, which include money market and savings accounts, of $24.11 million, or 4.77%. Average borrowings decreased $22.34 million, or 7.22%, largely due to the prepayment of certain borrowings acquired from Waccamaw totaling $19.62 million during the first quarter of 2013.

Provision for Loan Losses

The provision for loan losses is the amount added to the allowance for loan losses after net charge-offs have been deducted in order to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations was increased by $651 thousand in the first quarter of 2014 compared to the same quarter of the prior year due to an increase in specific reserves on loans identified as impaired during the quarter and growth in the non-covered loan portfolio. A net recovery of $262 thousand was attributed to the provision for purchased credit impaired (“PCI”) loans in the first quarter of 2014 due to better than expected performance in the Waccamaw PCI loan portfolio, of which $59 thousand was credited to operations and $203 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. There was no provision attributed to PCI loans prior to the second quarter of 2013. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 24.72% of total net interest and noninterest income in the first quarter of 2014 compared to 25.18% in the same quarter of the prior year. The following table presents the components of, and changes in, noninterest income in the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
(Amounts in thousands)	2014	2013	(Decrease)	% Change
Wealth management	$1,008	$846	$162	19.15%
Service charges on deposit accounts	3,070	3,168	(98)	-3.09%
Other service charges and fees	1,771	1,786	(15)	-0.84%
Insurance commissions	1,964	1,666	298	17.89%
Net impairment loss	(264)	—	(264)	0.00%
Net gain on sale of securities	45	117	(72)	-61.54%
Net FDIC indemnification asset amortization	(1,134)	(1,539)	405	-26.32%
Other operating income	774	1,817	(1,043)	-57.40%

Noninterest income	$7,234	$7,861	$(627)	-7.98%

Three Month Comparison. Noninterest income decreased $627 thousand, or 7.98%, in the first quarter of 2014 compared to the same quarter of the prior year. Wealth management revenues, which include fees and commissions for trust and investment advisory services, increased as a result of the recognition of estate settlement fees. Service charges on deposit accounts and other charges and fees decreased primarily from a reduction in non-sufficient funds and interchange fee income. Insurance commissions increased largely due to increased levels of contingent profit-sharing commissions and a general increase in premium commissions. In the first quarter of 2014, we incurred OTTI charges of $264 thousand related to a non-Agency mortgage-backed security (“MBS”) and certain equity holdings and realized a net gain of $45 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net amortization related to the FDIC indemnification asset of $1.13 million as a result of improved loss estimates in the covered Waccamaw loan portfolio. Other operating income decreased primarily due to a $301 thousand decrease in secondary market income, a $296 thousand decrease in income from bank owned life insurance policies, and a $392 thousand decrease in gains recognized in 2013 from debt prepayments.

Excluding the impact from OTTI charges, the sale of securities, and the net amortization on the FDIC indemnification asset, noninterest income decreased $696 thousand, or 7.50%, to $8.59 million in the first quarter of 2014, compared with $9.28 million in the same quarter of the prior year.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
(Amounts in thousands)	2014	2013	(Decrease)	% Change
Salaries and employee benefits	$9,905	$10,110	$(205)	-2.03%
Occupancy of bank premises	1,778	1,855	(77)	-4.15%
Furniture and equipment	1,194	1,343	(149)	-11.09%
Amortization of intangible assets	175	179	(4)	-2.23%
FDIC premiums and assessments	434	472	(38)	-8.05%
Merger related expense	—	49	(49)	-100.00%
Other operating expense	5,694	5,536	158	2.85%

Total noninterest expense	$19,180	$19,544	$(364)	-1.86%

Three Month Comparison. Noninterest expense decreased $364 thousand, or 1.86%, in the first quarter of 2014 compared to the same quarter of the prior year. Full-time equivalent employees, calculated using the number of hours worked, decreased to 706 as of March 31, 2014, from 746 as of March 31, 2013. The reduction in full-time equivalent employees was seen throughout our corporate and branch network. Occupancy, furniture, and equipment expense decreased $226 thousand, or 7.07%, in the first quarter of 2014, which included a $76 thousand decrease in property taxes and a $71 thousand decrease in depreciation costs. The increase in other operating expense included a net loss on sales and expenses on OREO of $857 thousand in the first quarter of 2014 compared to $625 thousand in the same period of the prior year 2012, as well as an increase in ATM processing expense of $171 thousand.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of officers’ life insurance policies, which are both exempt from federal income tax. Income tax expense decreased $835 thousand, or 24.59%, and the effective rate decreased 132 basis points to 30.91% in the first quarter of 2014 compared to the same quarter of the prior year. The decrease in the effective tax rate was largely due to a decrease in taxable revenues as a percent of net earnings.

Financial Condition

Total assets were $2.61 billion as of March 31, 2014, an increase of $7.83 million, or 0.30%, compared with $2.60 billion as of December 31, 2013. Total liabilities were $2.28 billion as of March 31, 2014, an increase of $2.53 million, or 0.11%, compared with $2.27 billion as of December 31, 2013. Our book value per as-converted common share was $17.18 as of March 31, 2014, an increase of $0.39, compared to December 31, 2013.

Investment Securities

Available-for-sale securities as of March 31, 2014, decreased $35.96 million, or 6.92%, compared to December 31, 2013. The market value of securities available-for-sale as a percentage of amortized cost was 96.91% as of March 31, 2014, compared to 95.97% as of December 31, 2013.

Held-to-maturity securities as of March 31, 2014, increased $7.59 million compared to $568 thousand as of December 31, 2013, due to the purchase of medium-term bonds to provide funding to extinguish certain wholesale borrowings when due. Investment securities classified as held to maturity are comprised primarily of U.S. Agency securities and high grade municipal bonds. The market value of securities held to maturity as a percentage of amortized cost was 99.84% as of March 31, 2014, compared with 101.94% as of December 31, 2013.

We recognized credit-related OTTI charges in earnings associated with debt securities beneficially owned of $232 thousand for the three months ended March 31, 2014, and no charges for the three months ended March 31, 2013. These charges were related to a non-Agency MBS. Temporary impairment on the non-Agency MBS is primarily related to changes in interest rates. We recognized OTTI charges in earnings associated with certain equity securities of $32 thousand for the three months ended March 31, 2014, and no charges for the three months ended March 31, 2013. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Sale

Loans held for sale as of March 31, 2014, increased $860 thousand, or 97.40%, compared to December 31, 2013. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans as of March 31, 2014, was $2.04 million for 10 loans compared to $3.68 million for 19 loans as of December 31, 2013.

Loans Held for Investment

Loans held for investment as of March 31, 2014, increased $21.14 million, or 1.24%, compared to December 31, 2013. The increase was primarily due to increased draw activity related to existing construction loans coupled with continued growth in commercial real estate originations. The non-covered loan portfolio increased $29.66 million, or 1.90%, compared to December 31, 2013. The average loan to deposit ratio was 88.05% for the three months ended March 31, 2014, compared to 84.98% for the same period of 2013. Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. See Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated.

	March 31, 2014		December 31, 2013		March 31, 2013
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$45,661	2.64%	$35,255	2.06%	$55,220	3.27%
Commercial and industrial	94,403	5.45%	95,455	5.58%	91,666	5.43%
Multi-family residential	75,594	4.36%	70,197	4.10%	63,929	3.78%
Single family non-owner occupied	137,969	7.97%	135,559	7.92%	136,334	8.07%
Non-farm, non-residential	484,361	27.97%	475,911	27.82%	440,226	26.06%
Agricultural	2,093	0.12%	2,324	0.14%	2,117	0.12%
Farmland	32,410	1.87%	32,614	1.91%	33,930	2.01%

Total commercial loans	872,491	50.38%	847,315	49.53%	823,422	48.74%
Consumer real estate loans
Home equity lines	113,137	6.53%	111,770	6.53%	108,385	6.42%
Single family owner occupied	492,627	28.45%	496,012	28.99%	470,437	27.85%
Owner occupied construction	34,360	1.98%	28,703	1.68%	19,760	1.17%

Total consumer real estate loans	640,124	36.96%	636,485	37.20%	598,582	35.44%
Consumer and other loans
Consumer loans	72,111	4.16%	71,313	4.17%	68,625	4.06%
Other	3,968	0.23%	3,926	0.23%	3,603	0.21%

Total consumer and other loans	76,079	4.39%	75,239	4.40%	72,228	4.27%

Non-covered loans held for investment	1,588,694	91.73%	1,559,039	91.13%	1,494,232	88.45%
Covered loans	143,170	8.27%	151,682	8.87%	195,060	11.55%
Less unearned income	—	—	—		—

Total loans held for investment	1,731,864	100.00%	1,710,721	100.00%	1,689,292	100.00%
Allowance for loan losses	23,798		24,077		24,850

Total loans held for investment, less allowance	1,708,066		1,686,644		1,664,442

Loans held for sale	$1,743		$883		$2,794

Risk Elements

Nonperforming assets consist of loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Loans acquired with credit deterioration with a discount continue to accrue interest based on expected cash flows; therefore, PCI loans are generally not considered nonaccrual. See Note 5, “Credit Quality,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

(Amounts in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Non-covered nonperforming
Nonaccrual loans	$20,909	$19,161	$30,076
Accruing loans past due 90 days or more	—	—	—
TDRs(1)	1,775	1,311	1,596

Total nonperforming loans	22,684	20,472	31,672
Non-covered OREO	5,923	7,318	4,439

Total nonperforming assets	$28,607	$27,790	$36,111

Covered nonperforming
Nonaccrual loans	$1,261	$3,353	$4,567
Accruing loans past due 90 days or more	109	86	—

Total nonperforming loans	1,370	3,439	4,567
Covered OREO	8,705	7,541	6,911

Total nonperforming assets	$10,075	$10,980	$11,478

Total nonperforming
Nonaccrual loans	$22,170	$22,514	$34,643
Accruing loans past due 90 days or more	109	86	—
TDRs(1)	1,775	1,311	1,596

Total nonperforming loans	24,054	23,911	36,239
OREO	14,628	14,859	11,350

Total nonperforming assets	$38,682	$38,770	$47,589

Additional Information
Performing TDRs(2)	$11,193	$10,900	$10,272
Total TDRs(3)	12,968	12,211	11,868
Non-covered ratios
Nonperforming loans to total loans	1.43%	1.31%	2.12%
Nonperforming assets to total assets	1.16%	1.14%	1.43%
Non-PCI allowance to nonperforming loans	102.74%	113.92%	78.46%
Non-PCI allowance to total loans	1.47%	1.50%	1.66%
Total ratios
Nonperforming loans to total loans	1.39%	1.40%	2.15%
Nonperforming assets to total assets	1.48%	1.49%	1.75%
Allowance for loan losses to nonperforming loans	98.94%	100.69%	68.57%
Allowance for loan losses to total loans	1.37%	1.41%	1.47%

(1)	TDRs restructured within the past six months, excludes nonaccrual TDRs of $722 thousand, $734 thousand, and $675 thousand for the periods ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excludes nonaccrual TDRs of $1.41 million, $1.47 million, and $1.67 million for the periods ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively.
(3)	Perfoming and nonperforming TDRs, excludes nonaccrual TDRs of $2.13 million, $2.20 million, and $2.34 million for the periods ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

Non-covered nonperforming assets totaled $28.61 million as of March 31, 2014, an $817 thousand increase over December 31, 2013, and a $7.50 million decrease from March 31, 2013. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.16% as of March 31, 2014, 1.14% as of December 31, 2013, and 1.43% as of March 31, 2013.

Non-covered nonaccrual loans totaled $20.91 million as of March 31, 2014, $19.16 million as of December 31, 2013, and $30.08 million as of March 31, 2013. As of March 31, 2014, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (37.74%); commercial and industrial (25.66%); non-farm, non-residential (14.22%); and single family nonowner occupied (11.51%). As of March 31, 2014, approximately $2.65 million, or 12.67%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

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

Accruing TDRs totaled $12.97 million as of March 31, 2014, $12.21 million as of December 31, 2013, and $11.87 million as of March 31, 2013. Nonperforming accruing TDRs totaled $1.78 million, or 13.69%, of total accruing TDRs as of March 31, 2014, as compared to 10.74% of accruing TDRs as of December 31, 2013, and 13.45% of accruing TDRs as of March 31, 2013. The allowance for loan losses attributed to TDRs totaled $1.83 million as of March 31, 2014, $1.84 million as of December 31, 2013, and $1.65 million as of March 31, 2013.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. Covered accruing loans contractually past due 90 days or more totaled $109 thousand as of March 31, 2014, compared to $86 thousand as of December 31, 2013, and none as of March 31, 2013.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $5.92 million as of March 31, 2014, a decrease of $1.40 million, or 19.06%, compared with December 31, 2013. As of March 31, 2014, non-covered OREO consisted of 55 properties with an average holding period of 8 months. The net loss on the sale of OREO totaled $714 thousand in the first quarter of 2014 and $400 thousand in the same quarter of the prior year. Pursuant to FDIC loss share agreements, covered OREO is presented net of the related fair value discount. The following tables detail activity within OREO for the periods indicated:

(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1, 2013	$5,749	$3,255	$9,004
Additions	2,451	4,414	6,865
Disposals	(3,378)	(534)	(3,912)
Valuation adjustments	(383)	(224)	(607)

Ending balance, March 31, 2013	$4,439	$6,911	$11,350

Beginning balance, January 1, 2014	$7,318	$7,541	$14,859
Additions	533	2,160	2,693
Disposals	(1,469)	(382)	(1,851)
Valuation adjustments	(459)	(614)	(1,073)

Ending balance, March 31, 2014	$5,923	$8,705	$14,628

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $28.41 million as of March 31, 2014, a decrease of $2.46 million, or 7.96%, compared with December 31, 2013. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.79% as of March 31, 2014, which is attributed to loans 30 to 89 days past due of 0.47% and nonaccrual loans of 1.32%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 1.43% as of March 31, 2014, 1.31% at December 31, 2013, and 2.12% at March 31, 2013.

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

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. The allowance for loan losses includes specific allocations to significant individual loans and credit relationships and general reserves to the remaining loans that have been deemed impaired. Loans not specifically identified are grouped into pools based on similar risk characteristics. Management’s general reserve allocations are based on judgments of qualitative and quantitative factors about macro and micro economic conditions reflected in the loan portfolio and the economy. For loans acquired in business combinations, a provision is recorded for any credit deterioration after the acquisition. Loans identified with credit impairment at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. The provision calculated for PCI loans is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. See “Critical Accounting Estimates” above, as well as “Significant Accounting Policies” in Note 1, “General,” and Note 6, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Our allowance for loan losses, excluding PCI loans, as a percentage of non-covered loans declined during the first quarter of 2014. Our qualitative risk factors reflected a reduced risk of loan losses due to improvements in unemployment trends, general economic conditions, and asset quality metrics. As of March 31, 2014, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods. Net charge-offs decreased $193 thousand, or 9.36%, in the first quarter of 2014 compared to the same quarter of the prior year.

Our allowance for loan losses totaled $23.80 million as of March 31, 2014, $24.08 million as of December 31, 2013, and $24.85 million as of March 31, 2013. The allowance attributed to non-PCI loans as a percentage of non-covered loans held for investment was 1.47% as of March 31, 2014, 1.50% at December 31, 2013, and 1.66% at March 31, 2013. The cash flow analysis performed for the first quarter of 2014 identified three of our seven PCI loan pools as impaired with a cumulative impairment of $485 thousand at March 31, 2014. The portfolio will continue to be monitored for deterioration in credit, which may result in the need to record an allowance for loan losses in a future period.

The following table presents activity in our allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2014			2013
(Amounts in thousands)	Non-acquired Impaired	Acquired Impaired	Total	Non-acquired Impaired	Acquired Impaired	Total
Beginning balance	$23,322	$755	$24,077	$25,762	$8	$25,770
Provision for loan losses	1,852	(262)	1,590	1,142	—	1,142
Benefit attributable to the FDIC indemnification asset	—	203	203	—	—	—

Provision for loan losses charged to operations	1,852	(59)	1,793	1,142	—	1,142
Provision for loan losses recorded through the FDIC indemnification asset	—	(203)	(203)	—	—	—
Charge-offs	(2,216)	—	(2,216)	(2,759)	—	(2,759)
Recoveries	347	—	347	697	—	697

Net charge-offs	(1,869)	—	(1,869)	(2,062)	—	(2,062)

Ending balance	$23,305	$493	$23,798	$24,842	$8	$24,850

Deposits

Total deposits as of March 31, 2014, increased $23.95 million, or 1.23%, compared to December 31, 2013. Noninterest-bearing deposits increased $13.46 million, interest-bearing deposits increased $20.93 million, and savings deposits, which include money market and savings accounts, increased $7.09 million as of March 31, 2014, compared to December 31, 2013. Time deposits decreased $17.53 million as of March 31, 2014, compared to December 31, 2013.

Borrowings

Total borrowings as of March 31, 2014, decreased $21.97 million, or 7.31%, compared to December 31, 2013. Short-term borrowings consist of federal funds purchased and retail repurchase agreements. No federal funds were purchased as of March 31, 2014, compared to $16.00 million as of December 31, 2013. The balance of retail repurchase agreements decreased $5.97 million, or 5.05%, as of March 31, 2014, compared to December 31, 2013. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance and weighted average rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of March 31, 2014, compared to December 31, 2013. As of March 31, 2014, wholesale repurchase agreements had contractual maturities between two and five years. The balance and weighted average rate of FHLB borrowings remained unchanged at $150.00 million and 4.12%, respectively, as of March 31, 2014, compared to December 31, 2013. As of March 31, 2014, FHLB borrowings had contractual maturities between three and seven years.

Stockholders’ Equity

Total stockholders’ equity increased $5.30 million, or 1.61%, from $328.61 million as of December 31, 2013, to $333.91 million as of March 31, 2014. The change in stockholders’ equity was impacted by net income of $5.73 million, dividends declared on our common and Series A Noncumulative Convertible Preferred Stock of $2.44 million, repurchases of 131,500 shares of our common stock totaling $2.15 million, and other comprehensive income (“OCI”) of $4.05 million. OCI was driven by unrealized gains on available-for-sale securities.

Liquidity and Capital Resources

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

As of March 31, 2014, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $79.00 million, availability on federal funds lines with correspondent banks of $105.00 million, credit available from the FRB’s discount window of $9.09 million, unused borrowing capacity with the FHLB of $362.35 million, and unpledged available-for-sale securities of $199.27 million. Cash on hand and deposits with other financial institutions, as well as lines of credit extended from correspondent banks and the FHLB, are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of March 31, 2014, the Company’s liquid assets consisted of cash and investment securities totaling $24.21 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. As of March 31, 2014, there was no outstanding balance on the line.

Capital Resources

Risk-based capital guidelines, promulgated by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. As of March 31, 2014, and December 31, 2013, the Company and the Bank were deemed “well capitalized” under regulatory capital adequacy standards. The following table presents our capital ratios as of the dates indicated:

	March 31, 2014	December 31, 2013
Total risk-based capital ratio
First Community Bancshares, Inc.	16.24%	16.44%
First Community Bank	14.38%	14.55%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	14.98%	15.19%
First Community Bank	13.12%	13.30%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.13%	9.95%
First Community Bank	8.81%	8.63%

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

(Amounts in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit	$226,031	$216,179
Commitments related to secondary market mortgage loans	2,039	3,677
Standby letters of credit and financial guarantees	4,233	4,193

Total off-balance sheet risk	$232,303	$224,049

Reserve for unfunded commitments	$326	$326

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes are presented in accordance with GAAP, which requires the measurement of results of operations and financial position in terms of historical dollars. Inflation may cause a rise in price levels and changes in the relative purchasing power of money. These inflationary effects are not reflected in historical dollar measurements. The primary effect of inflation on our operations is increased operating costs. In management’s opinion, interest rates have a greater impact on our financial performance than inflation. Interest rates do not necessarily fluctuate in the same direction, or to the same extent, as the price of goods and services; therefore, the effect of inflation on financial institutions is generally not as significant as the effect on businesses with large investments in property, plant, and inventory. The U.S. inflation rate continues to be relatively stable, and management believes that any changes in inflation will not have a material impact on our financial performance.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of March 31, 2014, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	March 31, 2014		December 31, 2013
(Amounts in thousands, except basis points)	Change in	Percent	Change in	Percent
Increase (Decrease) in Interest Rates/Basis Points	Net Interest Income	Change	Net Interest Income	Change
300	$1,047	1.2	$2,649	3.1
200	535	0.6	1,517	1.8
100	60	0.1	454	0.5
(100)	11	0.0	497	0.6

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

A description of the Company’s risk factors is included in Part I, Item 1A, “Risk Factors,” of our 2013 Form 10-K. Our risk factors discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, our risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes from the risk factors previously disclosed in our 2013 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
January 1-31, 2014	112,500	$16.37	112,500	909,422
February 1-28, 2014	19,000	15.88	19,000	891,222
March 1-31, 2014	—	—	—	892,337

Total	131,500	$16.30	131,500

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 3,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 2,107,663 shares in treasury as of March 31, 2014.

ITEM 3. Defaults Upon Senior Securities

None

ITEM  4. Mine Safety Disclosures

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2. (32)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (31)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.15**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.17**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.18**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (33)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (34)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014, (Unaudited), and December 31, 2013; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(18)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(32)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(33)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(34)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May, 2014.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2014, (Unaudited), and December 31, 2013; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).