Form 10-Q
period 2014-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2014-08-08
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Class – Common Stock, $1.00 Par Value; 18,402,419 shares outstanding as of August 1, 2014

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$47,869	$43,598
Federal funds sold	38,142	1,817
Interest-bearing deposits in banks	10,770	11,152

Total cash and cash equivalents	96,781	56,567
Securities available for sale	398,425	519,820
Securities held to maturity	19,398	568
Loans held for sale	459	883
Loans held for investment, net of unearned income:
Covered under loss share agreements	132,717	151,682
Not covered under loss share agreements	1,626,707	1,559,039
Less allowance for loan losses	(23,911)	(24,077)

Loans held for investment, net	1,735,513	1,686,644
FDIC indemnification asset	30,908	34,691
Premises and equipment, net	59,145	61,116
Other real estate owned:
Covered under loss share agreements	8,814	7,541
Not covered under loss share agreements	5,693	7,318
Interest receivable	6,206	7,521
Goodwill	105,657	105,455
Other intangible assets	2,512	2,866
Other assets	105,890	111,524

Total assets	$2,575,401	$2,602,514

Liabilities
Deposits:
Noninterest-bearing	$357,871	$339,680
Interest-bearing	1,565,233	1,611,062

Total deposits	1,923,104	1,950,742
Interest, taxes, and other liabilities	23,576	22,770
Federal funds purchased	—	16,000
Securities sold under agreements to repurchase	120,159	118,308
FHLB borrowings	150,000	150,000
Other borrowings	16,087	16,088

Total liabilities	2,232,926	2,273,908
Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 15,151 and 15,251 shares outstanding at June 30, 2014, and December 31, 2013, respectively	15,151	15,251
Common stock, $1 par value; 50,000,000 shares authorized; 20,499,683 and 20,493,057 shares issued at June 30, 2014, and December 31, 2013, respectively; 2,095,991 and 1,978,478 shares in treasury at June 30, 2014, and December 31, 2013, respectively	20,500	20,493
Additional paid-in capital	215,670	215,663
Retained earnings	133,688	125,826
Treasury stock, at cost	(35,797)	(33,887)
Accumulated other comprehensive loss	(6,737)	(14,740)

Total stockholders’ equity	342,475	328,606

Total liabilities and stockholders’ equity	$2,575,401	$2,602,514

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
Interest income
Interest and fees on loans held for investment	$23,410	$24,264	$46,244	$49,108
Interest on securities — taxable	1,537	1,869	3,634	3,755
Interest on securities — nontaxable	1,099	1,207	2,221	2,415
Interest on deposits in banks	47	72	77	138

Total interest income	26,093	27,412	52,176	55,416
Interest expense
Interest on deposits	1,835	2,283	3,723	4,645
Interest on short-term borrowings	483	579	985	1,169
Interest on long-term debt	1,707	1,688	3,375	3,378

Total interest expense	4,025	4,550	8,083	9,192

Net interest income	22,068	22,862	44,093	46,224
Provision for loan losses	1,279	3,205	3,072	4,347

Net interest income after provision for loan losses	20,789	19,657	41,021	41,877
Noninterest income
Wealth management	718	971	1,726	1,817
Service charges on deposit accounts	3,423	3,315	6,493	6,483
Other service charges and fees	1,850	1,793	3,621	3,579
Insurance commissions	1,454	1,308	3,418	2,974
Impairment losses on securities	(254)	—	(518)	—
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(254)	—	(518)	—
Net (loss) gain on sale of securities	(59)	113	(14)	230
Net FDIC indemnification asset amortization	(936)	(1,662)	(2,070)	(3,201)
Other operating income	1,408	1,010	2,182	2,827

Total noninterest income	7,604	6,848	14,838	14,709
Noninterest expense
Salaries and employee benefits	10,043	9,960	19,948	20,070
Occupancy expense of bank premises	1,578	1,795	3,356	3,650
Furniture and equipment	1,205	1,300	2,399	2,643
Amortization of intangible assets	178	183	353	362
FDIC premiums and assessments	458	469	892	941
Merger related expense	—	8	—	57
Other operating expense	4,701	4,818	10,395	10,354

Total noninterest expense	18,163	18,533	37,343	38,077

Income before income taxes	10,230	7,972	18,516	18,509
Income tax expense	3,223	2,537	5,784	5,933

Net income	7,007	5,435	12,732	12,576
Dividends on preferred stock	227	253	455	511

Net income available to common shareholders	$6,780	$5,182	$12,277	$12,065

Basic earnings per common share	$0.37	$0.26	$0.67	$0.60
Diluted earnings per common share	0.36	0.26	0.65	0.59
Cash dividends per common share	0.12	0.12	0.24	0.24
Weighted average basic shares outstanding	18,395,996	19,997,991	18,409,414	20,015,247
Weighted average diluted shares outstanding	19,457,237	21,205,078	19,475,333	21,231,615

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
Comprehensive Income
Net income	$7,007	$5,435	$12,732	$12,576
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Unrealized (losses) gains on securities available for sale with other-than-temporary impairment	(264)	15	218	(182)
Unrealized gains (losses) on securities available for sale without other-than-temporary impairment	6,221	(14,483)	11,927	(15,604)
Less: reclassification adjustment for losses (gains) realized in net income	59	(113)	14	(230)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	254	—	518	—

Unrealized gains (losses) on available-for-sale securities	6,270	(14,581)	12,677	(16,016)
Employee benefit plans:
Net actuarial gain (loss) on pension and other postretirement benefit plans	2	(24)	31	(324)
Net prior service cost attributed to plan amendments	—	(94)	—	(188)
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	64	82	129	163

Unrealized gains (losses) on employee benefit plans	66	(36)	160	(349)

Other comprehensive income (loss), before tax	6,336	(14,617)	12,837	(16,365)
Income tax (expense) benefit	(2,386)	5,459	(4,834)	6,112

Other comprehensive income (loss), net of tax	3,950	(9,158)	8,003	(10,253)

Total comprehensive income	$10,957	$(3,723)	$20,735	$2,323

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	12,576	—	—	12,576
Other comprehensive loss	—	—	—	—	—	(10,253)	(10,253)
Common dividends declared — $0.24 per share	—	—	—	(4,805)	—	—	(4,805)
Preferred dividends declared — $30.00 per share	—	—	—	(511)	—	—	(511)
Preferred stock converted to common stock — 103,500 shares	(1,500)	104	1,396	—	—	—	—
Equity-based compensation expense	—	—	98	—	—	—	98
Common stock options exercised — 789 shares	—	—	(9)	—	16	—	7
Restricted stock awards — 34,113 shares	—	—	(175)	—	703	—	528
Purchase of treasury shares — 130,804 shares at $15.43 per share	—	—	—	—	(2,024)	—	(2,024)

Balance June 30, 2013	$15,921	$20,447	$215,139	$120,273	$(7,763)	$(12,078)	$351,939

Balance January 1, 2014	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606
Net income	—	—	—	12,732	—	—	12,732
Other comprehensive income	—	—	—	—	—	8,003	8,003
Common dividends declared — $0.24 per share	—	—	—	(4,415)	—	—	(4,415)
Preferred dividends declared — $30.00 per share	—	—	—	(455)	—	—	(455)
Preferred stock converted to common stock — 6,900 shares	(100)	7	93	—	—	—	—
Equity-based compensation expense	—	—	115	—	—	—	115
Common stock options exercised — 554 shares	—	—	—	—	9	—	9
Restricted stock awards — 13,433 shares	—	—	(201)	—	229	—	28
Purchase of treasury shares — 131,500 shares at $16.30 per share	—	—	—	—	(2,148)	—	(2,148)

Balance June 30, 2014	$15,151	$20,500	$215,670	$133,688	$(35,797)	$(6,737)	$342,475

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Amounts in thousands)	2014	2013
Operating activities
Net income	$12,732	$12,576
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,072	4,347
Depreciation and amortization of property, plant, and equipment	2,193	2,474
Amortization (accretion) of premiums on investments, net	2,899	(258)
Amortization of FDIC indemnification asset, net	2,070	3,201
Amortization of intangible assets	353	362
Gain on sale of loans	(351)	(346)
Equity-based compensation expense	115	98
Gain on sale of property, plant, and equipment	(79)	(51)
Loss on sale of other real estate	1,539	971
Loss (gain) on sale of securities	14	(230)
Net impairment losses recognized in earnings	518	—
Gain on prepayment of debt	—	(296)
Proceeds from sale of mortgage loans	16,585	43,905
Origination of mortgage loans	(15,810)	(41,508)
Decrease (increase) in accrued interest receivable	1,315	(168)
Increase in other operating activities	(1,033)	(10,596)

Net cash provided by operating activities	26,132	14,481
Investing activities
Proceeds from sale of securities available for sale	101,799	104,279
Proceeds from maturities, prepayments, and calls of securities available for sale	30,696	45,033
Proceeds from maturities and calls of securities held to maturity	190	190
Payments to acquire securities available for sale	(2,102)	(180,928)
Payments to acquire securities held to maturity	(19,035)	—
(Originations) collections of loans, net	(58,551)	21,826
Proceeds from the redemption of FHLB stock, net	1,649	1,184
Net cash paid in acquisitions	(202)	(201)
Proceeds from the FDIC	2,218	5,148
Payments to acquire property, plant, and equipment	(866)	(1,753)
Proceeds from sale of property, plant, and equipment	1,318	113
Proceeds from sale of other real estate	5,764	3,195

Net cash provided by (used in) investing activities	62,878	(1,914)
Financing activities
Net increase in noninterest-bearing deposits	18,191	6,620
Net decrease in interest-bearing deposits	(45,829)	(48,099)
Net decrease in federal funds purchased	(16,000)	—
Proceeds from (repayments of) securities sold under agreements to repurchase	1,851	(14,914)
Repayments of long-term debt	(1)	(11,558)
Proceeds from stock options exercised	9	7
Excess tax benefit from equity-based compensation	1	—
Payments for repurchase of treasury stock	(2,148)	(2,024)
Payments of common dividends	(4,415)	(4,805)
Payments of preferred dividends	(455)	(522)

Net cash used in financing activities	(48,796)	(75,295)

Net increase (decrease) in cash and cash equivalents	40,214	(62,728)
Cash and cash equivalents at beginning of period	56,567	144,847

Cash and cash equivalents at end of period	$96,781	$82,119

Supplemental transactions — noncash items
Transfer of loans to other real estate	$7,189	$9,324
Loans originated to finance other real estate	238	3,011

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

The Company operates in one business segment, Community Banking, which consists of commercial and consumer banking, lending activities, wealth management, and insurance services. The Company’s executive office is located at One Community Place, Bluefield, Virginia. As of June 30, 2014, our operations were conducted through 69 locations in 5 states: Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” which requires that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Earlier adoption is permitted. The Company is evaluating the impact the guidance is expected to have on the Company’s financial statements.

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

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
Net income	$7,007	$5,435	$12,732	$12,576
Dividends on preferred stock	227	253	455	511

Net income available to common shareholders	$6,780	$5,182	$12,277	$12,065

Weighted average number of common shares outstanding, basic	18,395,996	19,997,991	18,409,414	20,015,247
Dilutive effect of potential common shares from:
Stock options	15,577	15,952	18,467	16,512
Restricted stock	245	7,284	508	6,956
Convertible preferred stock	1,045,419	1,183,851	1,046,944	1,192,900

Weighted average number of common shares outstanding, diluted	19,457,237	21,205,078	19,475,333	21,231,615

Basic earnings per common share	$0.37	$0.26	$0.67	$0.60
Diluted earnings per common share	0.36	0.26	0.65	0.59
Antidilutive potential common shares:
Stock options	253,082	337,693	253,082	337,693

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share of the Series A Preferred Stock is convertible into 69 shares of the Company’s common stock at any time. The Company may redeem the shares at face value and the shares mandatorily convert on May 20, 2016. The Series A Preferred Stock outstanding totaled 15,151 shares as of June 30, 2014, 15,251 shares as of December 31, 2013, and 15,921 shares as of June 30, 2013.

Note 2. Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2014
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
U.S. Treasury securities	$9,722	$—	$(250)	$9,472	$—
Municipal securities	141,820	4,059	(1,744)	144,135	—
Single issue trust preferred securities	55,792	—	(7,482)	48,310	—
Corporate securities	5,000	58	—	5,058	—
Mortgage-backed securities:
Agency	182,775	1,053	(3,438)	180,390	—
Non-Agency Alt-A residential	11,741	—	(1,733)	10,008	(1,733)

Total mortgage-backed securities	194,516	1,053	(5,171)	190,398	(1,733)
Equity securities	752	302	(2)	1,052	—

Total	$407,602	$5,472	$(14,649)	$398,425	$(1,733)

	December 31, 2013
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI(1)
U.S. Treasury securities	$9,708	$—	$(695)	$9,013	$—
Municipal securities	147,049	1,868	(4,637)	144,280	—
Single issue trust preferred securities	55,764	—	(9,530)	46,234	—
Corporate securities	5,000	—	(129)	4,871	—
Mortgage-backed securities:
Agency	306,319	2,575	(8,508)	300,386	—
Non-Agency Alt-A residential	12,543	—	(2,754)	9,789	(2,754)

Total mortgage-backed securities	318,862	2,575	(11,262)	310,175	(2,754)
Equity securities	5,259	24	(36)	5,247	—

Total	$541,642	$4,467	$(26,289)	$519,820	$(2,754)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2014
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency securities	$15,894	$1	$(15)	$15,880
Municipal securities	378	7	—	385
Corporate securities	3,126	12	—	3,138

Total	$19,398	$20	$(15)	$19,403

	December 31, 2013
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal securities	$568	$11	$—	$579

Total	$568	$11	$—	$579

The following table presents the amortized cost and fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of June 30, 2014. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Available-for-sale securities
Due within one year	$1,689	$1,697
Due after one year but within five years	9,397	9,640
Due after five years but within ten years	45,138	46,079
Due after ten years	156,110	149,559

	212,334	206,975
Mortgage-backed securities	194,516	190,398
Equity securities	752	1,052

Total	$407,602	$398,425

Held-to-maturity securities
Due within one year	$190	$192
Due after one year but within five years	19,208	19,211
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$19,398	$19,403

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2014
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$9,472	$(250)	$9,472	$(250)
Municipal securities	915	(3)	29,615	(1,741)	30,530	(1,744)
Single issue trust preferred securities	—	—	48,310	(7,482)	48,310	(7,482)
Mortgage-backed securities:
Agency	180	(5)	97,950	(3,433)	98,130	(3,438)
Non-Agency Alt-A residential	—	—	10,008	(1,733)	10,008	(1,733)

Total mortgage-backed securities	180	(5)	107,958	(5,166)	108,138	(5,171)
Equity securities	154	(2)	—	—	154	(2)

Total	$1,249	$(10)	$195,355	$(14,639)	$196,604	$(14,649)

	December 31, 2013
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,013	$(695)	$—	$—	$9,013	$(695)
Municipal securities	57,950	(4,147)	3,049	(490)	60,999	(4,637)
Single issue trust preferred securities	—	—	46,234	(9,530)	46,234	(9,530)
Corporate securities	4,871	(129)	—	—	4,871	(129)
Mortgage-backed securities:
Agency	114,047	(4,361)	55,706	(4,147)	169,753	(8,508)
Non-Agency Alt-A residential	—	—	9,789	(2,754)	9,789	(2,754)

Total mortgage-backed securities	114,047	(4,361)	65,495	(6,901)	179,542	(11,262)
Equity securities	4,976	(24)	20	(12)	4,996	(36)

Total	$190,857	$(9,356)	$114,798	$(16,933)	$305,655	$(26,289)

The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated. There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2013.

	June 30, 2014
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$15,209	$(15)	$—	$—	$15,209	$(15)

Total	$15,209	$(15)	$—	$—	$15,209	$(15)

As of June 30, 2014, there were 113 individual securities in an unrealized loss position, and their combined depreciation in value represented 3.51% of the investment securities portfolio. As of December 31, 2013, there were 219 individual securities in an unrealized loss position, and their combined depreciation in value represented 5.06% of the available-for-sale securities portfolio.

The following table presents the components of the Company’s net loss or gain from the sale of securities in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Gross realized gains	$1,288	$152	$1,511	$307
Gross realized losses	(1,347)	(39)	(1,525)	(77)

Net (loss) gain on sale of securities	$(59)	$113	$(14)	$230

The carrying value of securities pledged to secure public deposits and for other purposes was $268.00 million as of June 30, 2014, and $284.77 million as of December 31, 2013.

The Company reviews its investment portfolio on a quarterly basis for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (the “Treasury”), municipal securities, and single issue trust preferred securities. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. During the three and six months ended June 30, 2014, and June 30, 2013, the Company incurred no OTTI charges related to debt securities not beneficially owned. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

Debt securities beneficially owned by the Company consist of corporate FDIC securities and mortgage-backed securities (“MBS”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. During the three months ended June 30, 2014, the Company incurred credit-related OTTI charges related to debt securities beneficially owned of $254 thousand. During the six months ended June 30, 2014, the Company incurred credit-related OTTI charges related to debt securities beneficially owned of $486 thousand. These charges were related to a non-Agency MBS. During the three and six months ended June 30, 2013, the Company incurred no credit-related OTTI charges related to debt securities beneficially owned.

The Company uses a discounted cash flow model for the non-Agency Alt-A residential MBS with the following assumptions: constant voluntary prepayment rate of 2.5%, a customized constant default rate scenario that assumes approximately 14% of the remaining underlying mortgages will default over the life of the security, and a customized loss severity rate scenario that ramps the loss rate down from 48% to 10% over the course of approximately 30 months. The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Beginning balance(1)	$8,030	$7,478	$7,798	$7,478
Additions for credit losses on securities previously recognized	254	—	486	—

Ending balance	$8,284	$7,478	$8,284	$7,478

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three months ended June 30, 2014, the Company incurred no OTTI charges related to equity holdings. During the six months ended June 30, 2014, the Company incurred OTTI charges related to certain equity holdings of $32 thousand. During the three and six months ended June 30, 2013, the Company recognized no OTTI charges related to equity securities.

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

	June 30, 2014		December 31, 2013
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$44,653	2.54%	$35,255	2.06%
Commercial and industrial	94,359	5.36%	95,455	5.58%
Multi-family residential	88,456	5.02%	70,197	4.10%
Single family non-owner occupied	141,376	8.04%	135,559	7.92%
Non-farm, non-residential	498,096	28.31%	475,911	27.82%
Agricultural	2,443	0.14%	2,324	0.14%
Farmland	32,396	1.84%	32,614	1.91%

Total commercial loans	901,779	51.25%	847,315	49.53%
Consumer real estate loans
Home equity lines	112,621	6.40%	111,770	6.53%
Single family owner occupied	490,626	27.89%	496,012	28.99%
Owner occupied construction	40,212	2.29%	28,703	1.68%

Total consumer real estate loans	643,459	36.58%	636,485	37.20%
Consumer and other loans
Consumer loans	74,100	4.21%	71,313	4.17%
Other	7,369	0.42%	3,926	0.23%

Total consumer and other loans	81,469	4.63%	75,239	4.40%

Total non-covered loans	1,626,707	92.46%	1,559,039	91.13%
Total covered loans	132,717	7.54%	151,682	8.87%

Total loans held for investment, net of unearned income	$1,759,424	100.00%	$1,710,721	100.00%

Loans held for sale	$459		$883

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

(Amounts in thousands)	June 30, 2014	December 31, 2013
Covered loans
Commercial loans
Construction, development, and other land	$15,043	$15,865
Commercial and industrial	2,855	3,325
Multi-family residential	1,662	1,933
Single family non-owner occupied	6,443	7,449
Non-farm, non-residential	27,478	34,646
Agricultural	153	164
Farmland	803	873

Total commercial loans	54,437	64,255
Consumer real estate loans
Home equity lines	64,260	69,206
Single family owner occupied	13,534	16,919
Owner occupied construction	385	1,184

Total consumer real estate loans	78,179	87,309
Consumer and other loans
Consumer loans	101	118

Total covered loans	$132,717	$151,682

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

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Carrying balance, January 1, 2013	$26,907	$112,093	$2,340	$141,340
Carrying balance, June 30, 2013	17,484	90,105	2,088	109,677
Unpaid principal balance, June 30, 2013	24,882	124,568	5,591	155,041
Carrying balance, January 1, 2014	$9,196	$70,584	$1,931	$81,711
Carrying balance, June 30, 2014	7,862	59,062	1,903	68,827
Unpaid principal balance, June 30, 2014	15,216	92,368	5,339	112,923

The following table presents the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Six months ended June 30, 2013
Beginning balance	$2,342	$21,886	$15	$24,243
Additions	148	178	—	326
Accretion	(846)	(2,900)	(99)	(3,845)
Reclassifications from (to) nonaccretable difference	4,695	(9,104)	92	(4,317)
Removal events	(1,203)	(1,581)	—	(2,784)

Ending balance	$5,136	$8,479	$8	$13,623

Six months ended June 30, 2014
Beginning balance	$5,294	$10,338	$8	$15,640
Additions	70	20	—	90
Accretion	(1,096)	(3,019)	(23)	(4,138)
Reclassifications from nonaccretable difference	513	11,603	23	12,139
Removal events	(467)	(1,046)	—	(1,513)

Ending balance	$4,314	$17,896	$8	$22,218

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

The following tables present the recorded investment and related information for loans considered to be impaired, excluding PCI loans, as of the periods indicated:

	June 30, 2014			December 31, 2013
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Commercial and industrial	$297	$297	$—	$292	$292	$—
Single family non-owner occupied	—	—	—	289	317	—
Non-farm, non-residential	6,027	6,377	—	5,352	5,682	—
Farmland	345	360	—	351	363	—
Consumer real estate loans
Home equity lines	—	—	—	257	264	—
Single family owner occupied	1,337	1,560	—	2,006	2,414	—

Total impaired loans with no allowance	8,006	8,594	—	8,547	9,332	—
Impaired loans with a related allowance:
Commercial loans
Commercial and industrial	3,617	3,804	3,137	4,897	10,244	3,794
Multi-family residential	5,585	5,585	500	—	—	—
Single family non-owner occupied	369	369	30	375	375	47
Non-farm, non-residential	4,426	4,426	667	600	600	114
Consumer real estate loans
Single family owner occupied	2,386	2,539	517	4,844	5,035	735

Total impaired loans with an allowance	16,383	16,723	4,851	10,931	16,484	4,742

Total impaired loans	$24,389	$25,317	$4,851	$19,478	$25,816	$4,742

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	For the Three Months Ended
	June 30, 2014		June 30, 2013
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$6,828	$211
Commercial and industrial	293	17	1,903	—
Multi-family residential	—	—	37	1
Single family non-owner occupied	—	—	2,281	14
Non-farm, non-residential	6,379	89	9,068	84
Farmland	360	11	361	—
Consumer real estate loans
Home equity lines	—	—	708	—
Single family owner occupied	1,556	42	2,867	—
Owner occupied construction	—	—	61	5
Consumer and other loans
Consumer loans	—	—	12	—

Total impaired loans with no allowance	8,588	159	24,126	315
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	—	1,095	—
Commercial and industrial	3,640	3	3,592	—
Multi-family residential	5,586	21	—	—
Single family non-owner occupied	369	1	1,098	—
Non-farm, non-residential	4,427	25	2,011	—
Consumer real estate loans
Home equity lines	—	—	230	—
Single family owner occupied	2,541	10	3,377	4

Total impaired loans with an allowance	16,563	60	11,403	4

Total impaired loans	$25,151	$219	$35,529	$319

	For the Six Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$4,511	$254
Commercial and industrial	293	29	1,251	11
Multi-family residential	—	—	36	3
Single family non-owner occupied	210	1	1,561	93
Non-farm, non-residential	6,149	125	7,512	296
Farmland	362	22	225	9
Consumer real estate loans
Home equity lines	133	2	503	25
Single family owner occupied	1,829	93	1,707	70
Owner occupied construction	—	—	31	5
Consumer and other loans
Consumer loans	—	—	6	—

Total impaired loans with no allowance	8,976	272	17,343	766
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	—	1,882	117
Commercial and industrial	4,399	50	3,350	—
Multi-family residential	5,595	43	188	7
Single family non-owner occupied	371	2	1,413	3
Non-farm, non-residential	4,413	50	2,383	26
Consumer real estate loans
Home equity lines	115	1	226	3
Single family owner occupied	3,561	44	3,931	41

Total impaired loans with an allowance	18,454	190	13,373	197

Total impaired loans	$27,430	$462	$30,716	$963

The Company determined that 4 of the 7 PCI loan pools were impaired as of June 30, 2014, compared to 4 impaired pools as of December 31, 2013, and 1 impaired pool as of June 30, 2013. The following tables present balance and interest income related to the impaired loan pools as of the dates, and in the periods, indicated:

	June 30, 2014	December 31, 2013
(Amounts in thousands)
Recorded investment	$51,582	$52,033
Unpaid principal balance	72,901	69,320
Allowance for loan losses	410	747

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Amounts in thousands)
Interest income recognized	$1,290	$34	$2,072	$118
Average recorded investment	55,024	3,588	52,166	11,865

As part of the ongoing monitoring of the Company’s loan portfolio, management tracks certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally analyzes all commercial loan relationships greater than $4.0 million on an annual basis and at various times during the year. In addition, smaller commercial and retail loans are sampled for review during the year. Loan risk ratings may be upgraded or downgraded to reflect current information identified during the loan review process. The Company uses a risk grading matrix to assign a risk grade to each loan in its portfolio. The general characteristics of each risk grade are as follows:

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

The following tables present loans held for investment, by internal credit risk grade, as of the periods indicated:

	June 30, 2014
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$41,440	$1,066	$2,147	$—	$—	$44,653
Commercial and industrial	87,752	1,114	2,983	2,510	—	94,359
Multi-family residential	80,561	1,478	6,417	—	—	88,456
Single family non-owner occupied	129,390	4,784	7,202	—	—	141,376
Non-farm, non-residential	463,388	16,972	17,736	—	—	498,096
Agricultural	2,435	—	8	—	—	2,443
Farmland	29,876	1,139	1,381	—	—	32,396
Consumer real estate loans
Home equity lines	108,936	2,127	1,558	—	—	112,621
Single family owner occupied	455,953	12,664	21,929	80	—	490,626
Owner occupied construction	39,319	455	438	—	—	40,212
Consumer and other loans
Consumer loans	72,991	873	236	—	—	74,100
Other	7,369	—	—	—	—	7,369

Total non-covered loans	1,519,410	42,672	62,035	2,590	—	1,626,707
Covered loans
Commercial loans
Construction, development, and other land	8,730	1,725	4,588	—	—	15,043
Commercial and industrial	2,700	82	73	—	—	2,855
Multi-family residential	1,442	—	220	—	—	1,662
Single family non-owner occupied	2,907	2,142	1,394	—	—	6,443
Non-farm, non-residential	12,549	5,433	9,496	—	—	27,478
Agricultural	153	—	—	—	—	153
Farmland	501	—	302	—	—	803
Consumer real estate loans
Home equity lines	62,088	1,154	1,018	—	—	64,260
Single family owner occupied	8,852	230	4,452	—	—	13,534
Owner occupied construction	56	—	329	—	—	385
Consumer and other loans
Consumer loans	101	—	—	—	—	101
Other	—	—	—	—	—	—

Total covered loans	100,079	10,766	21,872	—	—	132,717

Total loans	$1,619,489	$53,438	$83,907	$2,590	$—	$1,759,424

	December 31, 2013
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$30,719	$1,094	$3,139	$303	$—	$35,255
Commercial and industrial	87,589	1,056	2,919	3,891	—	95,455
Multi-family residential	67,257	2,237	703	—	—	70,197
Single family non-owner occupied	121,367	4,501	9,316	375	—	135,559
Non-farm, non-residential	440,334	21,046	14,500	31	—	475,911
Agricultural	2,306	8	10	—	—	2,324
Farmland	27,421	1,721	3,472	—	—	32,614
Consumer real estate loans
Home equity lines	107,411	1,355	2,789	215	—	111,770
Single family owner occupied	460,166	8,170	27,507	169	—	496,012
Owner occupied construction	28,242	261	200	—	—	28,703
Consumer and other loans
Consumer loans	69,973	864	472	—	4	71,313
Other	3,918	—	8	—	—	3,926

Total non-covered loans	1,446,703	42,313	65,035	4,984	4	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	9,722	1,378	4,714	51	—	15,865
Commercial and industrial	2,865	247	189	24	—	3,325
Multi-family residential	1,472	—	461	—	—	1,933
Single family non-owner occupied	4,362	1,519	1,552	16	—	7,449
Non-farm, non-residential	13,077	4,630	16,901	38	—	34,646
Agricultural	164	—	—	—	—	164
Farmland	572	—	301	—	—	873
Consumer real estate loans
Home equity lines	66,797	1,138	1,269	2	—	69,206
Single family owner occupied	10,832	148	5,939	—	—	16,919
Owner occupied construction	198	—	986	—	—	1,184
Consumer and other loans
Consumer loans	118	—	—	—	—	118
Other	—	—	—	—	—	—

Total covered loans	110,179	9,060	32,312	131	—	151,682

Total loans	$1,556,882	$51,373	$97,347	$5,115	$4	$1,710,721

Credit quality continued to improve in the non-covered and covered loan portfolios as non-covered classified loans declined $5.40 million, or 7.71%, and covered classified loans declined $10.44 million, or 32.31%, as of June 30, 2014, compared to December 31, 2013.

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2014			December 31, 2013
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$346	$160	$506	$1,187	$761	$1,948
Commercial and industrial	5,022	—	5,022	5,341	92	5,433
Multi-family residential	197	—	197	—	—	—
Single family non-owner occupied	1,071	114	1,185	1,966	222	2,188
Non-farm, non-residential	2,951	73	3,024	2,685	—	2,685
Farmland	510	—	510	441	301	742
Consumer real estate loans
Home equity lines	328	70	398	765	232	997
Single family owner occupied	6,955	423	7,378	6,567	1,555	8,122
Owner occupied construction	—	115	115	—	190	190
Consumer and other loans
Consumer loans	76	—	76	201	—	201

Total	17,456	955	18,411	19,153	3,353	22,506
Purchased impaired loans	8	—	8	8	—	8

Total nonaccrual loans	$17,464	$955	$18,419	$19,161	$3,353	$22,514

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered accruing loans contractually past due 90 days or more as of June 30, 2014, or December 31, 2013. Accruing loans contractually past due 90 days or more totaled $109 thousand as of June 30, 2014, and $86 thousand as of December 31, 2013 which were attributed to covered home equity lines.

	June 30, 2014
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$23	$80	$266	$369	$44,284	$44,653
Commercial and industrial	221	—	2,463	2,684	91,675	94,359
Multi-family residential	174	—	114	288	88,168	88,456
Single family non-owner occupied	869	71	933	1,873	139,503	141,376
Non-farm, non-residential	1,444	218	2,276	3,938	494,158	498,096
Agricultural	—	—	—	—	2,443	2,443
Farmland	708	142	—	850	31,546	32,396
Consumer real estate loans
Home equity lines	399	41	267	707	111,914	112,621
Single family owner occupied	4,569	2,223	3,245	10,037	480,589	490,626
Owner occupied construction	—	—	—	—	40,212	40,212
Consumer and other loans
Consumer loans	231	33	30	294	73,806	74,100
Other	—	—	—	—	7,369	7,369

Total non-covered loans	8,638	2,808	9,594	21,040	1,605,667	1,626,707
Covered loans
Commercial loans
Construction, development, and other land	207	69	142	418	14,625	15,043
Commercial and industrial	19	—	—	19	2,836	2,855
Multi-family residential	—	—	—	—	1,662	1,662
Single family non-owner occupied	—	—	114	114	6,329	6,443
Non-farm, non-residential	117	—	73	190	27,288	27,478
Agricultural	—	—	—	—	153	153
Farmland	—	—	—	—	803	803
Consumer real estate loans
Home equity lines	162	78	150	390	63,870	64,260
Single family owner occupied	235	306	282	823	12,711	13,534
Owner occupied construction	—	—	115	115	270	385
Consumer and other loans
Consumer loans	—	—	—	—	101	101
Other	—	—	—	—	—	—

Total covered loans	740	453	876	2,069	130,648	132,717

Total loans	$9,378	$3,261	$10,470	$23,109	$1,736,315	$1,759,424

	December 31, 2013
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$118	$10	$532	$660	$34,595	$35,255
Commercial and industrial	93	39	2,631	2,763	92,692	95,455
Multi-family residential	115	—	—	115	70,082	70,197
Single family non-owner occupied	611	554	1,203	2,368	133,191	135,559
Non-farm, non-residential	1,014	318	1,770	3,102	472,809	475,911
Agricultural	—	—	—	—	2,324	2,324
Farmland	245	—	—	245	32,369	32,614
Consumer real estate loans
Home equity lines	289	317	442	1,048	110,722	111,770
Single family owner occupied	7,428	1,228	145	8,801	487,211	496,012
Owner occupied construction	205	—	2,284	2,489	26,214	28,703
Consumer and other loans
Consumer loans	811	86	105	1,002	70,311	71,313
Other	—	—	—	—	3,926	3,926

Total non-covered loans	10,929	2,552	9,112	22,593	1,536,446	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	479	—	453	932	14,933	15,865
Commercial and industrial	5	44	92	141	3,184	3,325
Multi-family residential	—	—	—	—	1,933	1,933
Single family non-owner occupied	—	—	184	184	7,265	7,449
Non-farm, non-residential	209	—	—	209	34,437	34,646
Agricultural	—	—	—	—	164	164
Farmland	—	—	301	301	572	873
Consumer real estate loans
Home equity lines	488	86	163	737	68,469	69,206
Single family owner occupied	197	120	1,466	1,783	15,136	16,919
Owner occupied construction	—	—	190	190	994	1,184
Consumer and other loans						—
Consumer loans	—	—	—	—	118	118
Other	—	—	—	—	—	—

Total covered loans	1,378	250	2,849	4,477	147,205	151,682

Total loans	$12,307	$2,802	$11,961	$27,070	$1,683,651	$1,710,721

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to TDRs totaled $1.77 million as of June 30, 2014, and $1.84 million as of December 31, 2013. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The Company recognized interest income on TDRs of $129 thousand for the three months ended June 30, 2014, and $68 thousand for the three months ended June 30, 2013. The Company recognized interest income on TDRs of $278 thousand for the six months ended June 30, 2014, and $217 thousand for the six months ended June 30, 2013.

Loans acquired with credit deterioration, with a discount, are generally not considered TDRs as long as the loans remain in the assigned loan pool. There were no covered loans recorded as TDRs as of June 30, 2014, or December 31, 2013. The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	June 30, 2014			December 31, 2013
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$1,115	$—	$1,115	$1,115	$—	$1,115
Single family non-owner occupied	369	—	369	375	—	375
Non-farm, non-residential	206	5,613	5,819	128	5,490	5,618
Consumer real estate loans
Home equity lines	—	49	49	159	51	210
Single family owner occupied	475	6,998	7,473	423	6,670	7,093
Owner occupied construction	—	246	246	—	—	—

Total TDRs	$2,165	$12,906	$15,071	$2,200	$12,211	$14,411

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended June 30,
	2014			2013
	Total	Pre-Modification	Post-Modification	Total	Pre-Modification	Post-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Recorded Investment	Contracts	Recorded Investment	Recorded Investment
Below market interest rate
Owner occupied construction	—	$—	$—	—	$—	$—
Extended payment term
Non-farm, non-residential	—	—	—	—	—	—
Single family owner occupied	—	—	—	—	—	—

Total	—	—	—	—	—	—
Below market interest rate and extended payment term
Single family owner occupied	1	137	137	—	—	—

Total	1	$137	$137	—	$—	$—

	Six Months Ended June 30,
	2014			2013
	Total	Pre-Modification	Post-Modification	Total	Pre-Modification	Post-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Recorded Investment	Contracts	Recorded Investment	Recorded Investment
Below market interest rate
Owner occupied construction	1	$245	$245	—	$—	$—
Extended payment term
Non-farm, non-residential	1	303	303	—	—	—
Single family owner occupied	1	134	134	—	—	—

Total	2	437	437	—	—	—
Below market interest rate and extended payment term
Single family owner occupied	3	403	403	—	—	—

Total	6	$1,085	$1,085	—	$—	$—

The following tables present loans modified as TDRs, by loan class, that were restructured within the previous 12 months, for which there was a payment default during the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Total	Pre-Modification	Total	Pre-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Contracts	Recorded Investment
Commercial loans
Non-farm, non-residential	1	$510	—	$—
Consumer real estate loans				—
Single family owner occupied	1	135	—	—

Total	2	$645	—	$—

	Six Months Ended June 30,
	2014		2013
	Total	Pre-Modification	Total	Pre-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Contracts	Recorded Investment
Commercial loans
Non-farm, non-residential	1	$510	—	$—
Consumer real estate loans
Single family owner occupied	1	135	—	—

Total	2	$645	—	$—

Note 5. Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems adequate to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by provisions charged to operations and reduced by net charge-offs. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors that may be beyond the Company’s control: the performance of the Company’s loan portfolio, the economy, changes in interest rates, the view of regulatory authorities towards loan classifications, and other factors. These uncertainties may result in a material change to the allowance for loan losses in the near term; however, the amount of the change cannot reasonably be estimated.

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated that are segmented into groups with similar risk characteristics, based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. For loans acquired in a business combination, loans identified as credit impaired at the acquisition date are grouped into pools and evaluated separately from the non-PCI portfolio. The Company has aggregated PCI loans into the following pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. Provisions calculated for PCI loans are offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses, excluding reserves allocated to specific loans and PCI loan pools, is available for use against any loan loss management deems appropriate. As of June 30, 2014, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

The following tables present the aggregate activity in the allowance for loan losses in the periods indicated:

	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Three months ended June 30, 2013
Beginning balance	$24,842	$8	$24,850
Provision for loan losses	3,205	—	3,205
Benefit attributable to the FDIC indemnification asset	—	—	—

Provision for loan losses charged to operations	3,205	—	3,205
Provision for loan losses recorded through the FDIC indemnification asset	—	—	—
Charge-offs	(5,535)	—	(5,535)
Recoveries	602	—	602

Net charge-offs	(4,933)	—	(4,933)

Ending balance	$23,114	$8	$23,122

Three months ended June 30, 2014
Beginning balance	$23,305	$493	$23,798
Provision for loan losses	1,216	(75)	1,141
Benefit attributable to the FDIC indemnification asset	—	138	138

Provision for loan losses charged to operations	1,216	63	1,279
Provision for loan losses recorded through the FDIC indemnification asset	—	(138)	(138)
Charge-offs	(1,785)	—	(1,785)
Recoveries	757	—	757

Net charge-offs	(1,028)	—	(1,028)

Ending balance	$23,493	$418	$23,911

	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Six months ended June 30, 2013
Beginning balance	$25,762	$8	$25,770
Provision for loan losses	4,347	—	4,347
Benefit attributable to the FDIC indemnification asset	—	—	—

Provision for loan losses charged to operations	4,347	—	4,347
Provision for loan losses recorded through the FDIC indemnification asset	—	—	—
Charge-offs	(8,294)	—	(8,294)
Recoveries	1,299	—	1,299

Net charge-offs	(6,995)	—	(6,995)

Ending balance	$23,114	$8	$23,122

Six months ended June 30, 2014
Beginning balance	$23,322	$755	$24,077
Provision for loan losses	3,068	(337)	2,731
Benefit attributable to the FDIC indemnification asset	—	341	341

Provision for loan losses charged to operations	3,068	4	3,072
Provision for loan losses recorded through the FDIC indemnification asset	—	(341)	(341)
Charge-offs	(4,001)	—	(4,001)
Recoveries	1,104	—	1,104

Net charge-offs	(2,897)	—	(2,897)

Ending balance	$23,493	$418	$23,911

The following tables present the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

		Consumer	Consumer
	Commercial	Real Estate	and Other	Total
(Amounts in thousands)
Three months ended June 30, 2013
Beginning balance	$17,242	$7,003	$597	$24,842
Provision for loan losses charged to operations	2,304	749	152	3,205
Loans charged off	(3,885)	(1,347)	(303)	(5,535)
Recoveries credited to allowance	212	253	137	602

Net charge-offs	(3,673)	(1,094)	(166)	(4,933)

Ending balance	$15,873	$6,658	$583	$23,114

Three months ended June 30, 2014
Beginning balance	$16,339	$6,393	$573	$23,305
Provision for loan losses charged to operations	1,436	(454)	234	1,216
Loans charged off	(1,231)	(255)	(299)	(1,785)
Recoveries credited to allowance	203	439	115	757

Net charge-offs	(1,028)	184	(184)	(1,028)

Ending balance	$16,747	$6,123	$623	$23,493

		Consumer	Consumer
	Commercial	Real Estate	and Other	Total
(Amounts in thousands)
Six months ended June 30, 2013
Beginning balance	$17,259	$7,906	$597	$25,762
Provision for loan losses charged to operations	2,787	1,229	331	4,347
Loans charged off	(4,668)	(2,743)	(883)	(8,294)
Recoveries credited to allowance	495	266	538	1,299

Net charge-offs	(4,173)	(2,477)	(345)	(6,995)

Ending balance	$15,873	$6,658	$583	$23,114

Six months ended June 30, 2014
Beginning balance	$16,090	$6,597	$635	$23,322
Provision for loan losses charged to operations	2,653	31	384	3,068
Loans charged off	(2,281)	(965)	(755)	(4,001)
Recoveries credited to allowance	285	460	359	1,104

Net charge-offs	(1,996)	(505)	(396)	(2,897)

Ending balance	$16,747	$6,123	$623	$23,493

The following tables present the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

		Consumer	Consumer
	Commercial	Real Estate	and Other	Total
(Amounts in thousands)
Three months ended June 30, 2013
Beginning balance	$8	$—	$—	$8
Purchased impaired provision	—	—	—	—
Benefit attributable to FDIC indemnification asset	—	—	—	—

Provision for loan losses charged to operations	—	—	—	—
Provision for loan losses recorded through the FDIC indemnification asset	—	—	—	—

Ending balance	$8	$—	$—	$8

Three months ended June 30, 2014
Beginning balance	$8	$485	$—	$493
Purchased impaired provision	8	(83)	—	(75)
Benefit attributable to FDIC indemnification asset	—	138	—	138

Provision for loan losses charged to operations	8	55	—	63
Provision for loan losses recorded through the FDIC indemnification asset	—	(138)	—	(138)

Ending balance	$16	$402	$—	$418

		Consumer	Consumer
	Commercial	Real Estate	and Other	Total
(Amounts in thousands)
Six months ended June 30, 2013
Beginning balance	$8	$—	$—	$8
Purchased impaired provision	—	—	—	—
Benefit attributable to FDIC indemnification asset	—	—	—	—

Provision for loan losses charged to operations	—	—	—	—
Provision for loan losses recorded through the FDIC indemnification asset	—	—	—	—

Ending balance	$8	$—	$—	$8

Six months ended June 30, 2014
Beginning balance	$77	$678	$—	$755
Purchased impaired provision	(61)	(276)	—	(337)
Benefit attributable to FDIC indemnification asset	55	286	—	341

Provision for loan losses charged to operations	(6)	10	—	4
Provision for loan losses recorded through the FDIC indemnification asset	(55)	(286)	—	(341)

Ending balance	$16	$402	$—	$418

The following tables present the Company’s allowance for loan losses and recorded investment in loans, excluding PCI loans, by loan class, as of the dates indicated:

	June 30, 2014
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$56,208	$1,279
Commercial and industrial	3,914	3,137	92,695	1,311
Multi-family residential	5,585	500	84,313	1,429
Single family non-owner occupied	369	30	142,091	3,292
Non-farm, non-residential	10,453	667	499,461	4,850
Agricultural	—	—	2,596	22
Farmland	345	—	32,854	230

Total commercial loans	20,666	4,334	910,218	12,413
Consumer real estate loans
Home equity lines	—	—	136,739	1,258
Single family owner occupied	3,723	517	497,285	4,098
Owner occupied construction	—	—	40,412	250

Total consumer real estate loans	3,723	517	674,436	5,606
Consumer and other loans
Consumer loans	—	—	74,185	623
Other	—	—	7,369	—

Total consumer and other loans	—	—	81,554	623

Total loans, excluding PCI loans	$24,389	$4,851	$1,666,208	$18,642

	December 31, 2013
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$46,404	$1,141
Commercial and industrial	5,189	3,794	92,612	1,421
Multi-family residential	—	—	71,669	1,211
Single family non-owner occupied	664	47	136,567	3,502
Non-farm, non-residential	5,952	114	483,126	4,536
Agricultural	—	—	2,488	23
Farmland	351	—	33,136	301

Total commercial loans	12,156	3,955	866,002	12,135
Consumer real estate loans
Home equity lines	472	52	136,896	1,309
Single family owner occupied	6,850	735	502,229	4,295
Owner occupied construction	—	—	29,090	206

Total consumer real estate loans	7,322	787	668,215	5,810
Consumer and other loans
Consumer loans	—	—	71,389	635
Other	—	—	3,926	—

Total consumer and other loans	—	—	75,315	635

Total loans, excluding PCI loans	$19,478	$4,742	$1,609,532	$18,580

The Company aggregates PCI loans into the following loan pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The following table presents the Company’s allowance for loan losses and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	June 30, 2014		December 31, 2013
(Amounts in thousands)	Loan Pools	Allowance for Loan Pools With Impairment	Loan Pools	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$14,460	$—	$19,851	$—
Waccamaw lines of credit	870	—	2,594	69
Peoples commercial	6,621	8	7,862	—
Other	1,903	8	1,931	8

Total commercial loans	23,854	16	32,238	77
Consumer real estate loans
Waccamaw serviced home equity lines	40,142	81	43,608	277
Waccamaw residential	3,578	56	4,497	217
Peoples residential	1,241	265	1,334	184

Total consumer real estate loans	44,961	402	49,439	678
Consumer and other loans Waccamaw consumer	12	—	34	—

Total loans	$68,827	$418	$81,711	$755

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Amounts in thousands)
Beginning balance	$32,510	$43,921	$34,691	$48,149
Decrease in estimated losses on covered loans	(138)	—	(341)	—
Increase (decrease) in estimated losses on covered OREO	410	(1,240)	559	98
Reimbursable expenses from the FDIC	137	150	287	491
Net amortization	(936)	(1,662)	(2,070)	(3,201)
Reimbursements from the FDIC	(1,075)	(780)	(2,218)	(5,148)

Ending balance	$30,908	$40,389	$30,908	$40,389

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2014	December 31, 2013
(Amounts in thousands)
Noninterest-bearing demand deposits	$357,871	$339,680
Interest-bearing deposits:
Interest-bearing demand deposits	362,318	361,821
Money market accounts	224,420	237,845
Savings deposits	293,346	286,165
Certificates of deposit	568,284	606,178
Individual retirement accounts	116,865	119,053

Total interest-bearing deposits	1,565,233	1,611,062

Total deposits	$1,923,104	$1,950,742

Note 8. Borrowings

The following table presents the composition of borrowings as of the dates indicated:

	June 30, 2014	December 31, 2013
(Amounts in thousands)
Federal funds purchased	$—	$16,000
Securities sold under agreements to repurchase:
Retail	70,159	68,308
Wholesale	50,000	50,000

Total securities sold under agreements to repurchase	120,159	118,308
FHLB borrowings	150,000	150,000
Subordinated debt	15,464	15,464
Other debt	623	624

Total borrowings	$286,246	$300,396

Short-term borrowings consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBS. The weighted average rate of federal funds purchased was 0.34% as of June 30, 2014, and 0.36% as of December 31, 2013. The weighted average rate of retail repurchase agreements was 0.16% as of June 30, 2014, and 0.38% as of December 31, 2013.

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The weighted average contractual rate of wholesale repurchase agreements was 3.71% as of June 30, 2014, and December 31, 2013. As of June 30, 2014, the weighted average contractual maturity of wholesale repurchase agreements was 3.58 years. The weighted average contractual rate of FHLB borrowings was 4.12% as of June 30, 2014, and December 31, 2013. As of June 30, 2014, the weighted average contractual maturity of FHLB borrowings was 4.07 years. The following schedule presents the contractual maturities of wholesale repurchase agreements and FHLB borrowings, by year, as of June 30, 2014:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2014	$—	$—	$—
2015	—	—	—
2016	25,000	—	25,000
2017	—	100,000	100,000
2018	—	—	—
2019 and thereafter	25,000	50,000	75,000

	$50,000	$150,000	$200,000

FHLB callable advances may be redeemed by the FHLB at quarterly intervals after various lockout periods that could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. FHLB advances were secured by qualifying loans that totaled $1.15 billion as of June 30, 2014, and $1.13 billion as of December 31, 2013. Unused borrowing capacity with the FHLB was $367.58 million as of June 30, 2014.

Subordinated debt consists of junior subordinated debentures (“Debentures”) of $15.46 million that were issued by the Company in October 2003 to the Trust. The Debentures had an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033 and are currently callable. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of June 30, 2014, and December 31, 2013.

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

As of June 30, 2014, the Company’s derivative instruments consisted of IRLCs, forward sale loan commitments, and interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

IRLCs and forward sale loan commitments. In the normal course of business, the Company enters into interest rate lock commitments (“IRLCs”) with customers on mortgage loans intended to be sold in the secondary market and commitments to sell those originated mortgage loans. The Company enters into IRLCs to provide potential borrowers an interest rate guarantee. Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. From the date we issue the commitment through the date of sale into the secondary market, the Company has exposure to interest rate movement resulting from the risk that interest rates will change from the rate quoted to the borrower. Due to these interest rate fluctuations, the Company’s balance of mortgage loans held for sale is subject to changes in fair value. Typically, the fair value of these loans declines when interest rates rise and increase when interest rates decline. The fair values of the Company’s IRLCs and forward sale loan commitments are recorded at fair value as a component of other assets and other liabilities in the consolidated balance sheets. These derivatives do not qualify as hedging instruments; therefore, changes in fair value are recorded in earnings.

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

The Company entered into a fifteen-year, $4.34 million notional interest rate swap agreement in February 2014 and a ten-year, $3.50 million notional interest rate swap agreement in October 2013. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of June 30, 2014.

The following table presents the aggregate contractual or notional amounts of the Company’s derivative instruments as of the dates indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
(Amounts in thousands)	Notional or Contractual Amount	Notional or Contractual Amount	Notional or Contractual Amount
Derivatives designated as hedges:
Interest rate swaps	$7,920	$3,453	$—
Derivatives not designated as hedges:
IRLCs	2,664	3,677	9,072
Forward sale loan commitments	3,123	4,560	—

Total derivatives not designated as hedges	5,787	8,237	9,072

Total derivatives	$13,707	$11,690	$9,072

The following table presents the fair values of the Company’s derivative instruments as of the dates indicated:

	June 30, 2014		December 31, 2013		June 30, 2013
(Amounts in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$—	$200	$43	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	—	31	—	41	17	163
Forward sale loan commitments	31	—	41	—	—	—

Total derivatives not designated as hedges	31	31	41	41	17	163

Total derivatives	$31	$231	$84	$41	$17	$163

The following table presents the effect of the Company’s derivative and hedging activity, if applicable, on the statement of income in the periods indicated:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)		2014	2013	2014	2013
Derivatives designated as hedges:
Interest rate swaps	Other income	$—	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	Other income	—	(439)	—	(435)
Forward sale loan commitments	Other income	—	—	—	—

Total derivatives not designated as hedges		—	(439)	—	(435)

Total derivatives		$—	$(439)	$—	$(435)

Note 10. Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Service cost	$27	$34	$53	$68
Interest cost	72	62	145	123
Amortization of losses	—	12	—	24
Amortization of prior service cost	46	47	93	94

Net periodic cost	$145	$155	$291	$309

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2014	2013	2014	2013
Service cost	$6	$6	$11	$13
Interest cost	11	11	23	21
Amortization of prior service cost	18	23	36	45

Net periodic cost	$35	$40	$70	$79

Note 11. Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

(Amounts in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
Three months ended June 30, 2013
Beginning balance	$(1,182)	$(1,738)	$(2,920)
Other comprehensive (loss) gain before reclassifications	(9,206)	28	(9,178)
Reclassified from AOCI	71	(51)	20

Net comprehensive loss	(9,135)	(23)	(9,158)

Ending balance	$(10,317)	$(1,761)	$(12,078)

Three months ended June 30, 2014
Beginning balance	$(9,645)	$(1,042)	$(10,687)
Other comprehensive gain before reclassifications	4,104	81	4,185
Reclassified from AOCI	(195)	(40)	(235)

Net comprehensive gain	3,909	41	3,950

Ending balance	$(5,736)	$(1,001)	$(6,737)

(Amounts in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
Six months ended June 30, 2013
Beginning balance	$(283)	$(1,542)	$(1,825)
Other comprehensive loss before reclassifications	(10,178)	(117)	(10,295)
Reclassified from AOCI	144	(102)	42

Net comprehensive loss	(10,034)	(219)	(10,253)

Ending balance	$(10,317)	$(1,761)	$(12,078)

Six months ended June 30, 2014
Beginning balance	$(13,640)	$(1,100)	$(14,740)
Other comprehensive gain before reclassifications	8,236	179	8,415
Reclassified from AOCI	(332)	(80)	(412)

Net comprehensive gain	7,904	99	8,003

Ending balance	$(5,736)	$(1,001)	$(6,737)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2014	2013	2014	2013	Line Item Affected
Available-for-sale securities
(Losses) gains realized in net income	$(59)	$113	$(14)	$230	Net (loss) gain on sale of securities
Credit-related OTTI recognized in net income	(254)	—	(518)	—	Net impairment losses recognized in earnings

	(313)	113	(532)	230	Income before taxes
Income tax effect	(118)	42	(200)	86	Income tax expense (benefit)

	(195)	71	(332)	144	Net income
Employee benefit plans
Amortization of prior service cost	(64)	(70)	(129)	(139)	(1)
Amortization of losses	—	(12)	—	(24)	(1)

	(64)	(82)	(129)	(163)	Income before taxes
Income tax effect	(24)	(31)	(49)	(61)	Income tax expense (benefit)

	(40)	(51)	(80)	(102)	Net income

Reclassified from AOCI, net of tax	$(235)	$20	$(412)	$42	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, “Employee Benefit Plans.”

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

Loans Held for Investment. Loans held for investment are reported at fair value using discounted future cash flows that apply current interest rates for loans with similar terms and borrower credit quality. Loans related to fair value hedges are recorded at fair value on a recurring basis.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2014
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,472	$—	$9,472	$—
Municipal securities	144,135	—	144,135	—
Single issue trust preferred securities	48,310	—	48,310	—
Corporate securities	5,058	—	5,058	—
Agency MBS	180,390	—	180,390	—
Non-Agency Alt-A residential MBS	10,008	—	10,008	—
Equity securities	1,052	1,034	18	—

Total available-for-sale securities	$398,425	$1,034	$397,391	$—

Fair value loans	$7,928	$—	$7,928	$—

Deferred compensation assets	$3,317	$3,317	$—	$—

Derivative assets
Forward sale loan commitments	$31	$—	$31	$—

Total derivative assets	$31	$—	$31	$—

Deferred compensation liabilities	$3,317	$3,317	$—	$—

Derivative liabilities
Interest rate swaps	$200	$—	$200	$—
IRLCs	31	—	31	—

Total derivative liabilities	$231	$—	$231	$—

	December 31, 2013
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,013	$—	$9,013	$—
Municipal securities	144,280	—	144,280	—
Single issue trust preferred securities	46,234	—	46,234	—
Corporate securities	4,871	—	4,871	—
Agency MBS	300,386	—	300,386	—
Non-Agency Alt-A residential MBS	9,789	—	9,789	—
Equity securities	5,247	251	4,996	—

Total available-for-sale securities	$519,820	$251	$519,569	$—

Deferred compensation assets	$4,200	$4,200	$—	$—

Derivatives assets
Interest rate swaps	$43	$—	$43	$—
Forward sale loan commitments	41	—	41	—

Total derivative assets	$84	$—	$84	$—

Deferred compensation liabilities	$4,200	$4,200	$—	$—

Derivative liabilities
IRLCs	$41	$—	$41	$—

Total derivative liabilities	$41	$—	$41	$—

There were no changes in valuation techniques during the six months ended June 30, 2014 or 2013. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers in to or out of Level 3 of the fair value hierarchy during the three months ended June 30, 2014 or 2013.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	June 30, 2014
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$14,681	—	—	$14,681
OREO, not covered by loss share agreements	4,126	—	—	4,126
OREO, covered by loss share agreements	5,874	—	—	5,874

	December 31, 2013
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$8,935	—	—	$8,935
OREO, not covered by loss share agreements	7,180	—	—	7,180
OREO, covered by loss share agreements	6,433	—	—	6,433

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation	Unobservable	Range (Weighted Average)
	Technique	Input	June 30, 2014	December 31, 2013
Impaired loans	Discounted appraisals (1)	Appraisal adjustments (2)	3% to 100% (25%)	6% to 100% (47%)
OREO, not covered	Discounted appraisals (1)	Appraisal adjustments (2)	4% to 50% (32%)	0% to 65% (34%)
OREO, covered	Discounted appraisals (1)	Appraisal adjustments (2)	10% to 43% (42%)	4% to 70% (41%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2014
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$96,781	$96,781	$96,781	$—	$—
Available-for-sale securities	398,425	398,425	1,034	397,391	—
Held-to-maturity securities	19,398	19,403	—	19,403	—
Loans held for sale	459	459	—	459	—
Loans held for investment less allowance	1,735,513	1,737,069	—	7,928	1,729,141
FDIC indemnification asset	30,908	20,654	—	—	20,654
Accrued interest receivable	6,206	6,206	—	6,206	—
Derivative financial assets	31	31	—	31	—
Deferred compensation assets	3,317	3,317	3,317	—	—
Liabilities
Demand deposits	$357,871	$357,871	$—	$357,871	$—
Interest-bearing demand deposits	362,318	362,318	—	362,318	—
Savings deposits	517,766	517,766	—	517,766	—
Time deposits	685,149	687,957	—	687,957	—
Securities sold under agreements to repurchase	120,159	122,639	—	122,639	—
Accrued interest payable	2,121	2,121	—	2,121	—
FHLB and other indebtedness	166,087	177,247	—	177,247	—
Derivative financial liabilities	231	231	—	231	—
Deferred compensation liabilities	3,317	3,317	3,317	—	—

	December 31, 2013
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$56,567	$56,567	$56,567	$—	$—
Available-for-sale securities	519,820	519,820	251	519,569	—
Held-to-maturity securities	568	579	—	579	—
Loans held for sale	883	883	—	883	—
Loans held for investment less allowance	1,686,644	1,655,430	—	—	1,655,430
FDIC indemnification asset	34,691	34,691	—	—	34,691
Accrued interest receivable	7,521	7,521	—	7,521	—
Derivative financial assets	84	84	—	84	—
Deferred compensation assets	4,200	4,200	4,200	—	—
Liabilities
Demand deposits	$339,680	$339,680	$—	$339,680	$—
Interest-bearing demand deposits	361,821	361,821	—	361,821	—
Savings deposits	524,010	524,010	—	524,010	—
Time deposits	725,231	728,999	—	728,999	—
Securities sold under agreements to repurchase	118,308	121,320	—	121,320	—
Accrued interest payable	2,169	2,169	—	2,169	—
FHLB and other indebtedness	166,088	178,031	—	178,031	—
Derivative financial liabilities	41	41	—	41	—
Deferred compensation liabilities	4,200	4,200	4,200	—	—

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	June 30, 2014	December 31, 2013
(Amounts in thousands)
Commitments to extend credit	$220,749	$216,179
Commitments related to secondary market mortgage loans	2,664	3,677
Standby letters of credit and financial guarantees	4,017	4,193

Total off-balance sheet risk	$227,430	$224,049

Reserve for unfunded commitments	$326	$326

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

Note 14. Subsequent Events

On August 6, 2014, the Company entered into a Purchase and Assumption Agreement with CresCom Bank, Charleston, South Carolina, in which First Community Bank is selling a total of 13 branches to CresCom. Ten of the branches being sold are located in the southeastern, coastal region of North Carolina and the other three are in South Carolina. The 13 branches currently have deposit totals of approximately $230 million and loan totals of approximately $59 million. The loans being sold are not subject to the Company’s loss share agreement with the FDIC in connection with its purchase and assumption of Waccamaw Bank. Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the fourth quarter of 2014.

On July 30, 2014, the Company prepaid $35 million of a $50 million FHLB convertible advance due in May 2017. The advance bears an interest rate of 4.21% and the prepayment resulted in a pre-tax penalty of approximately $3.05 million.

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

Cautionary Statement Regarding Forward-Looking Statements

We may make forward-looking statements in filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K and the Exhibits hereto, filings incorporated by reference, reports to our shareholders, and other communications that we make in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions. Such statements are subject to significant risks, uncertainties, and change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	our timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa;

•	the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities, and insurance, and the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system; further, future and proposed rules, including those that are part of the process outlined in the International Basel Committee on Banking Supervision’s “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems,” which are expected to require banking institutions to increase levels of capital;

•	technological changes;

•	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	the growth and profitability of our noninterest or fee income being less than expected;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

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

Company Overview

First Community Bancshares, Inc. (“the Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates sixty-three locations under the name First Community Bank in West Virginia, Virginia, and North Carolina and under the trade name Peoples Community Bank, a Division of First Community Bank, in Tennessee and South Carolina. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division, which reported combined assets under management of $709 million as of June 30, 2014. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, which operates nine locations under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. We reported total assets of $2.58 billion as of June 30, 2014. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

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

Performance Overview

Highlights of our results of operations for the quarter and six months ended June 30, 2014, and financial condition as of June 30, 2014, include the following:

•	Diluted earnings per common share of $0.36 for the second quarter of 2014 represents an increase of 38.46% over $0.26 reported for the second quarter of 2013. Diluted earnings per common share of $0.65 for the six months ended June 30, 2014, represents an increase of 10.17% over $0.59 reported for the six months ended June 30, 2013.

•	The Company recently announced an 8% increase in the quarterly cash dividend to common shareholders.

•	The non-covered loan portfolio increased $67.67 million compared to year-end 2013 and $119.27 million compared to the second quarter of 2013. This marks the fifth consecutive quarter non-covered loan growth has exceeded covered loan declines.

•	Annualized growth in the non-covered loan portfolio was 9.60% during the quarter.

•	Non-covered delinquent loans as a percentage of total non-covered loans experienced a significant decrease of 86 basis points, or 33.99%, to 1.67% compared to the second quarter of 2013. The decrease is attributed to an $11.66 million, or 40.04%, decrease in non-covered nonaccrual loans.

•	Net charge-offs of $1.03 million were a decrease of 45.00% from $1.87 million in first quarter 2014 and 79.16% from $4.93 million in second quarter 2013.

•	The Company significantly exceeds regulatory “well capitalized” targets as of June 30, 2014, with a total risk-based capital ratio of 16.46%, a Tier 1 risk-based capital ratio of 15.20%, and a Tier 1 leverage ratio of 10.39%.

•	The Company announced the pending acquisition of seven branches, six in southwest Virginia and one in central North Carolina, with deposits of approximately $440 million.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)	% Change	Increase (Decrease)	% Change
(Amounts in thousands, except per share data)	2014	2013	2014	2013
Net income	$7,007	$5,435	$12,732	$12,576	$1,572	28.92%	$156	1.24%
Net income available to common shareholders	6,780	5,182	12,277	12,065	1,598	30.84%	212	1.76%
Basic earnings per common share	0.37	0.26	0.67	0.60	0.11	42.31%	0.07	11.67%
Diluted earnings per common share	0.36	0.26	0.65	0.59	0.10	38.46%	0.06	10.17%
Return on average assets	1.06%	0.78%	0.96%	0.90%	0.28%	36.27%	0.05%	6.06%
Return on average common equity	8.38%	5.97%	7.71%	7.03%	2.41%	40.35%	0.68%	9.73%

Three Month Comparison. Net income increased in the second quarter of 2014 compared to the same quarter of the prior year primarily due to a $1.93 million decrease in the provision for loan losses and $726 thousand decrease in the net amortization related to the FDIC indemnification asset in the second quarter of 2014 compared to the same quarter of the prior year, offset by a $794 thousand decrease in net interest income.

Six Month Comparison. Net income increased in the first six months of 2014 compared to the same period of the prior year primarily due to a $1.31 million decrease in the net amortization related to the FDIC indemnification asset in the first six months of 2014 compared to the same period of the prior year, offset by a $3.24 million decrease in net interest income.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 74.37% of total net interest and noninterest income in the second quarter of 2014 compared to 76.95% in the same quarter of 2013. Net interest income comprised 74.82% of total net interest and noninterest income in the first six months of 2014 compared to 75.86% in the same period of 2013. For the following discussion, net interest income is presented on a tax equivalent basis to provide a comparison among all types of interest earning assets. The tax equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although non-GAAP, management believes this financial measure is more widely used in the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. We use this non-GAAP financial measure to monitor net interest income performance and manage the composition of our balance sheet.

The following tables present our average consolidated balance sheets in the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,748,048	$23,467	5.38%	$1,692,248	$24,308	5.76%
Securities available-for-sale	428,111	3,239	3.03%	547,411	3,712	2.72%
Securities held-to-maturity	12,767	39	1.23%	690	14	8.14%
Interest-bearing deposits	49,325	47	0.38%	83,168	71	0.34%

Total earning assets	2,238,251	26,792	4.80%	2,323,517	28,105	4.85%
Other assets	334,279			355,778

Total assets	$2,572,530			$2,679,295

Liabilities
Interest-bearing deposits
Demand deposits	$372,536	$52	0.06%	$361,993	$59	0.07%
Savings deposits	524,539	128	0.10%	516,375	148	0.11%
Time deposits	697,326	1,655	0.95%	784,078	2,077	1.06%

Total interest-bearing deposits	1,594,401	1,835	0.46%	1,662,446	2,284	0.55%
Borrowings
Federal funds purchased	—	—	—	4	—	—
Retail repurchase agreements	61,458	24	0.16%	73,408	100	0.55%
Wholesale repurchase agreements	50,000	468	3.75%	50,000	468	3.75%
FHLB advances and other borrowings	166,087	1,698	4.10%	165,877	1,698	4.11%

Total borrowings	277,545	2,190	3.16%	289,289	2,266	3.14%

Total interest-bearing liabilities	1,871,946	4,025	0.86%	1,951,735	4,550	0.93%

Noninterest-bearing demand deposits	344,485			344,180
Other liabilities	16,490			18,163

Total liabilities	2,232,921			2,314,078
Stockholders’ equity	339,609			365,217

Total liabilities and stockholders’ equity	$2,572,530			$2,679,295

Net interest income, tax equivalent		$22,767			$23,555

Net interest rate spread(3)			3.94%			3.92%

Net interest margin(4)			4.08%			4.07%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

	Six Months Ended June 30,
	2014			2013
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,733,061	$46,359	5.39%	$1,699,196	$49,196	5.84%
Securities available-for-sale	463,783	7,047	3.06%	546,053	7,440	2.75%
Securities held-to-maturity	7,098	54	1.53%	753	30	8.03%
Interest-bearing deposits	37,924	77	0.41%	90,987	138	0.31%

Total earning assets	2,241,866	53,537	4.82%	2,336,989	56,804	4.90%
Other assets	340,117			354,107

Total assets	$2,581,983			$2,691,096

Liabilities
Interest-bearing deposits
Demand deposits	$371,286	$106	0.06%	$357,878	$115	0.06%
Savings deposits	527,270	265	0.10%	511,175	302	0.12%
Time deposits	705,817	3,352	0.96%	799,980	4,229	1.07%

Total interest-bearing deposits	1,604,373	3,723	0.47%	1,669,033	4,646	0.56%
Borrowings
Federal funds purchased	1,763	3	0.34%	2	—	—
Retail repurchase agreements	64,391	51	0.16%	74,573	206	0.56%
Wholesale repurchase agreements	50,000	931	3.75%	53,802	943	3.53%
FHLB advances and other borrowings	166,087	3,375	4.10%	170,879	3,397	4.01%

Total borrowings	282,241	4,360	3.12%	299,256	4,546	3.06%

Total interest-bearing liabilities	1,886,614	8,083	0.87%	1,968,289	9,192	0.94%

Noninterest-bearing demand deposits	340,550			338,216
Other liabilities	18,692			21,218

Total liabilities	2,245,856			2,327,723
Stockholders’ equity	336,127			363,393

Total liabilities and stockholders’ equity	$2,581,983			$2,691,116

Net interest income, tax equivalent		$45,454			$47,612

Net interest rate spread(3)			3.95%			3.96%

Net interest margin(4)			4.09%			4.11%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

The following table presents the impact on tax equivalent net interest income resulting from changes in volume, the average volume times the prior year’s average rate; rate, the average rate times the prior year’s average volume; and rate/volume, the average volume column times the change in average rate, in the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2014 Compared to 2013				June 30, 2014 Compared to 2013
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on:
Loans (FTE)	$1,594	$(1,590)	$(845)	$(841)	$980	$(3,743)	$(74)	$(2,837)
Securities available-for-sale (FTE)	(1,609)	430	706	(473)	(1,121)	857	(129)	(393)
Securities held-to-maturity (FTE)	487	(12)	(450)	25	253	(24)	(205)	24
Interest-bearing deposits with other banks	(57)	8	25	(24)	(80)	47	(28)	(61)

Total interest earning assets	415	(1,164)	(564)	(1,313)	32	(2,863)	(436)	(3,267)
Interest paid on:
Demand deposits	3	(8)	(2)	(7)	4	(13)	—	(9)
Savings deposits	5	(22)	(3)	(20)	10	(45)	(2)	(37)
Time deposits	(457)	(216)	251	(422)	(498)	(430)	51	(877)
Federal funds purchased	—	—	—	—	—	—	3	3
Retail repurchase agreements	(32)	(71)	27	(76)	(28)	(147)	20	(155)
Wholesale repurchase agreements	—	—	—	—	(67)	59	(4)	(12)
FHLB advances and other borrowings	4	(2)	(2)	—	(95)	75	(2)	(22)

Total interest-bearing liabilities	(477)	(319)	271	(525)	(674)	(501)	66	(1,109)

Change in net interest income, tax equivalent	$892	$(845)	$(835)	$(788)	$706	$(2,362)	$(502)	$(2,158)

The following table reconciles the differences between net interest income under GAAP and net interest income on a tax equivalent basis in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Amounts in thousands)
Net interest income, GAAP basis	$22,068	$22,862	$44,093	$46,224
Tax equivalent adjustment(1)	699	693	1,361	1,388

Net interest income, tax equivalent	$22,767	$23,555	$45,454	$47,612

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$23,467	5.38%	$24,308	5.76%	$46,359	5.39%	$49,196	5.84%
Accretion income	2,789		3,763		5,912		7,605
Less: cash accretion income	1,247		1,708		1,848		3,490

Non-cash accretion income	1,542		2,055		4,064		4,115

Loans, excluding non-cash accretion	21,925	5.03%	22,253	5.27%	42,295	4.92%	45,081	5.35%
Other earning assets	3,325	2.72%	3,797	2.41%	7,178	2.84%	7,608	2.41%

Total earning assets	25,250	4.52%	26,050	4.50%	49,473	4.45%	52,689	4.54%
Total interest-bearing liabilities	4,025	0.86%	4,550	0.93%	8,083	0.86%	9,192	0.94%

Net interest income, tax equivalent	$21,225		$21,500		$41,390		$43,497

Net interest rate spread(3), less non-cash accretion		3.66%		3.57%		3.59%		3.60%

Net interest margin(4), less non-cash accretion		3.80%		3.71%		3.73%		3.75%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

Three Month Comparison. Net interest income under GAAP decreased $794 thousand, or 3.47%, and tax equivalent net interest income decreased $788 thousand, or 3.35%, in the second quarter of 2014 compared to the same quarter of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 2 basis point increase in the net interest rate spread and a 1 basis point increase in the net interest margin.

Loan interest accretion stemming from the Peoples and Waccamaw acquisitions totaled $2.79 million in the second quarter of 2014, of which $1.25 million was received in cash, and $3.76 million in the same quarter of the prior year, of which $1.71 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 24 basis points, compared to a decrease of 38 basis points under GAAP. Excluding non-cash accretion income, the net interest margin increased 9 basis points compared to an increase of 1 basis point under GAAP. We expect the effect of accretion income on acquired loans to continue to be lessened in future periods.

Average earning assets decreased $85.27 million, or 3.67%, in the second quarter of 2014 compared to the same quarter of the prior year primarily due to the decrease in securities available for sale. Interest-bearing deposits with banks, which are primarily comprised of excess liquidity kept at the Federal Reserve Bank (“FRB”) of Richmond bear overnight market rates. The yield on earning assets decreased 5 basis points, which was largely due to a 38 basis point decrease in the yield on loans, a result of the continued low rate environment.

As of June 30, 2014, interest-bearing liabilities included interest-bearing deposits; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; Federal Home Loan Bank (“FHLB”) advances; and other borrowings. Average interest-bearing liabilities decreased $79.79 million, or 4.09%, in the second quarter of 2014 compared to the same quarter of the prior year, primarily due to declines in average time deposit balances. The yield on interest-bearing liabilities decreased 7 basis points, which was largely due to a 9 basis point decrease in the rate on interest-bearing deposits. Average interest-bearing deposits decreased $68.05 million, or 4.09% which was driven by a $86.75 million, or 11.06%, decrease in average time deposits, partially offset by increases in average interest-bearing demand deposits of $10.54 million, or 2.91%, and average savings deposits, which include money market and savings accounts, of $8.16 million, or 1.58%. Average borrowings decreased $11.74 million, or 4.06%.

Six Month Comparison. Net interest income under GAAP decreased $2.13 million, or 4.61%, and tax equivalent net interest income decreased $2.16 million, or 4.53%, in the first six months of 2014 compared to the same period of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 1 basis point decrease in the net interest rate spread and a 2 basis point decrease in the net interest margin.

Loan interest accretion stemming from the Peoples and Waccamaw acquisitions totaled $5.91 million in the first six months of 2014, of which $1.85 million was received in cash, and $7.61 million in the same period of the prior year, of which $3.49 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 43 basis points compared to a decrease of 45 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 2 basis points which was the same decrease under GAAP.

Average earning assets decreased $95.12 million, or 4.07%, in the first six months of 2014 compared to the same period of the prior year primarily due to a decrease in securities available for sale. The yield on earning assets decreased 8 basis points, which was largely due to a 45 basis point decrease in the yield on loans. During the first six months of 2014, we purchased medium-term bonds in the held-to-maturity category to provide for the funding necessary to extinguish certain wholesale borrowings as they come due.

Average interest-bearing liabilities decreased $81.68 million, or 4.15%, in the first six months of 2014 compared to the same period of the prior year, primarily due to declines in average time deposit balances. The yield on interest-bearing liabilities decreased 7 basis points, which was largely due to a 9 basis point decrease in the rate on interest-bearing deposits. Average interest-bearing deposits decreased $64.66 million, or 3.87% which was driven by a $94.16 million, or 11.77%, decrease in average time deposits, partially offset by increases in average interest-bearing demand deposits of $13.41 million, or 3.75%, and average savings deposits, which include money market and savings accounts, of $16.10 million, or 3.15%. Average borrowings decreased $17.02 million, or 5.69%, largely due to the prepayment of certain borrowings acquired from Waccamaw totaling $19.62 million during the first quarter of 2013.

Provision for Loan Losses

Three Month Comparison. The provision for loan losses is the amount added to the allowance for loan losses after net charge-offs have been deducted in order to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations was reduced by $1.93 million in the second quarter of 2014 compared to the same quarter of the prior year due to a decrease in specific reserves on loans identified as impaired during the quarter, lower average loss rates, significantly lower charge-offs, and lower classified asset levels. A net recovery of $75 thousand was attributed to the provision for purchased credit impaired (“PCI”) loans in the second quarter of 2014 due to better than expected performance in the Waccamaw PCI loan portfolio, of which $138 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and $63 thousand was applied to operations. There was no provision attributed to PCI loans prior to the second quarter of 2013. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Six Month Comparison. The provision charged to operations was reduced by $1.28 million in the first six months of 2014 compared to the same period of the prior year due to a decrease in specific reserves on loans identified as impaired during the period, lower average loss rates, significantly lower charge-offs, and lower classified asset levels. A net recovery of $337 thousand was attributed to the provision for purchased credit impaired (“PCI”) loans in the first six months of 2014 due to better than expected performance in the Waccamaw PCI loan portfolio, of which $341 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and $4 thousand was applied to operations. There was no provision attributed to PCI loans prior to the second quarter of 2013. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 25.63% of total net interest and noninterest income in the second quarter of 2014 compared to 23.05% in the same quarter of the prior year. Noninterest income comprised 25.18% of total net interest and noninterest income in the first six months of 2014 compared to 24.14% in the same period of the prior year. The following table presents the components of, and changes in, noninterest income in the periods indicated:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2014	2013	2014	2013
(Amounts in thousands)
Wealth management	$718	$971	$1,726	$1,817	$(253)	-26.06%	$(91)	-5.01%
Service charges on deposit accounts	3,423	3,315	6,493	6,483	108	3.26%	10	0.15%
Other service charges and fees	1,850	1,793	3,621	3,579	57	3.18%	42	1.17%
Insurance commissions	1,454	1,308	3,418	2,974	146	11.16%	444	14.93%
Net impairment loss	(254)	—	(518)	—	(254)	—	(518)	—
Net (loss) gain on sale of securities	(59)	113	(14)	230	(172)	-152.21%	(244)	-106.09%
Net FDIC indemnification asset amortization	(936)	(1,662)	(2,070)	(3,201)	726	-43.68%	1,131	-35.33%
Other operating income	1,408	1,010	2,182	2,827	398	39.41%	(645)	-22.82%

Noninterest income	$7,604	$6,848	$14,838	$14,709	$756	11.04%	$129	0.88%

Three Month Comparison. Noninterest income increased $756 thousand, or 11.04%, in the second quarter of 2014 compared to the same quarter of the prior year. Wealth management revenues, which include fees and commissions for trust and investment advisory services, decreased as a result of a decrease in FCWM income. Service charges on deposit accounts and other charges and fees increased primarily from an increase in non-sufficient funds income, interchange fee income, and credit card income. Insurance commissions increased largely due to a general increase in premium commissions. In the second quarter of 2014, we incurred OTTI charges of $254 thousand related to a non-Agency mortgage-backed security (“MBS”) and realized a net loss of $59 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net amortization related to the FDIC indemnification asset of $936 thousand as a result of improved loss estimates in the covered Waccamaw loan portfolio. Other operating income increased primarily due to a $556 thousand increase in income from bank owned life insurance policies, of which $536 thousand was related to a death benefit received in a life insurance settlement, and a $306 thousand increase in secondary market income.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, and the nonrecurring life insurance benefit, noninterest income decreased $80 thousand, or 0.95%, to $8.32 million in the second quarter of 2014, compared with $8.40 million in the same quarter of the prior year.

Six Month Comparison. Noninterest income increased $129 thousand, or 0.88%, in the first six months of 2014 compared to the same period of the prior year. Wealth management revenues decreased as a result of the recognition of estate settlement fees and decrease in FCWM income. Service charges on deposit accounts and other charges and fees remained relatively constant between the periods. Insurance commissions increased largely due to increased levels of contingent profit-sharing commissions and a general increase in premium commissions. In the first six months of 2014, we incurred OTTI charges of $518 thousand related to a non-Agency MBS and certain equity holdings and realized a net loss of $14 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net amortization related to the FDIC indemnification asset of $2.07 million as a result of improved loss estimates in the covered Waccamaw loan portfolio. Other operating income decreased primarily due to a $296 thousand decrease in gains recognized in 2013 from debt prepayments.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, and the nonrecurring life insurance benefit, noninterest income decreased $480 thousand, or 2.76%, to $16.90 million in the first six months of 2014, compared with $17.38 million in the same period of the prior year.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2014	2013	2014	2013
(Amounts in thousands)
Salaries and employee benefits	$10,043	$9,960	$19,948	$20,070	$83	0.83%	$(122)	-0.61%
Occupancy of bank premises	1,578	1,795	3,356	3,650	(217)	-12.09%	(294)	-8.05%
Furniture and equipment	1,205	1,300	2,399	2,643	(95)	-7.31%	(244)	-9.23%
Amortization of intangible assets	178	183	353	362	(5)	-2.73%	(9)	-2.49%
FDIC premiums and assessments	458	469	892	941	(11)	-2.35%	(49)	-5.21%
Merger related expense	—	8	—	57	(8)	-100.00%	(57)	-100.00%
Other operating expense	4,701	4,818	10,395	10,354	(117)	-2.43%	41	0.40%

Total noninterest expense	$18,163	$18,533	$37,343	$38,077	$(370)	-2.00%	$(734)	-1.93%

Three Month Comparison. Noninterest expense decreased $370 thousand, or 2.00%, in the second quarter of 2014 compared to the same quarter of the prior year. Full-time equivalent employees, calculated using the number of hours worked, decreased to 707 as of June 30, 2014, from 737 as of June 30, 2013. The reduction in full-time equivalent employees was seen in our North Carolina branches and corporate network. Occupancy, furniture, and equipment expense decreased $312 thousand, or 10.08%, in the second quarter of 2014, which was primarily due to branch closures between the periods. The decrease in other operating expense included a $239 thousand decrease in legal expenses and a $185 thousand decrease in marketing expenses, offset by a greater net loss on sales and expenses on OREO of $254 thousand in the second quarter of 2014 compared to $170 thousand in the same quarter of the prior year and an increase in ATM processing expense of $103 thousand.

Six Month Comparison. Noninterest expense decreased $734 thousand, or 1.93%, in the first six months of 2014 compared to the same period of the prior year. Occupancy, furniture, and equipment expense decreased $538 thousand, or 8.55%, in the first six months of 2014, which was primarily due to branch closures between the periods. The increase in other operating expense included a net loss on sales and expenses on OREO of $1.11 million in the first six months of 2014 compared to $795 thousand in the same period of the prior year and an increase in ATM processing expense of $274 thousand, offset by a $335 thousand decrease in marketing expenses and a $159 thousand decrease in legal expenses.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of officers’ life insurance policies, which are both exempt from federal income tax. Income tax expense increased $686 thousand, or 27.04%, and the effective rate decreased 31 basis points to 31.51% in the second quarter of 2014 compared to the same quarter of the prior year. Income tax expense decreased $149 thousand, or 2.51%, and the effective rate decreased 81 basis points to 31.24% in the first six months of 2014 compared to the same period of the prior year. The decrease in the effective tax rate was largely due to a decrease in taxable revenues as a percent of net earnings.

Financial Condition

Total assets were $2.58 billion as of June 30, 2014, a decrease of $27.11 million, or 1.04%, compared with $2.60 billion as of December 31, 2013. Total liabilities were $2.23 billion as of June 30, 2014, a decrease of $40.98 million, or 1.80%, compared with $2.27 billion as of December 31, 2013. Our book value per as-converted common share was $17.61 as of June 30, 2014, an increase of $0.82, compared to December 31, 2013.

Investment Securities

Available-for-sale securities as of June 30, 2014, decreased $121.40 million, or 23.35%, compared to December 31, 2013. The market value of securities available-for-sale as a percentage of amortized cost was 97.75% as of June 30, 2014, compared to 95.97% as of December 31, 2013.

Held-to-maturity securities as of June 30, 2014, increased $18.83 million to $19.40 million compared to $568 thousand as of December 31, 2013, due to the purchase of medium-term bonds to provide funding to extinguish certain wholesale borrowings when due. Investment securities classified as held to maturity are comprised primarily of U.S. Agency securities and high grade municipal bonds. The market value of securities held to maturity as a percentage of amortized cost was 100.00% as of June 30, 2014, compared with 101.94% as of December 31, 2013.

We recognized credit-related OTTI charges in earnings associated with debt securities beneficially owned of $254 thousand for the three months ended June 30, 2014, and no charges for the three months ended June 30, 2013. We recognized credit-related OTTI charges in earnings associated with debt securities beneficially owned of $486 thousand for the six months ended June 30, 2014, and no charges for the six months ended June 30, 2013. These charges were related to a non-Agency MBS. Temporary impairment on the non-Agency MBS is primarily related to changes in interest rates. We recognized no OTTI charges in earnings associated with equity securities for the three months ended June 30, 2014, or the three months ended June 30, 2013. We recognized OTTI charges in earnings associated with certain equity securities of $32 thousand for the six months ended June 30, 2014, and no charges for the six months ended June 30, 2013. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Sale

Loans held for sale as of June 30, 2014, decreased $424 thousand, or 48.02%, compared to December 31, 2013. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans as of June 30, 2014, was $2.66 million for 17 loans compared to $3.68 million for 19 loans as of December 31, 2013.

Loans Held for Investment

Loans held for investment as of June 30, 2014, increased $48.70 million, or 2.85%, compared to December 31, 2013. The increase was primarily due to increased draw activity related to existing construction loans coupled with continued growth in commercial real estate originations. The non-covered loan portfolio increased $67.67 million, or 4.34%, compared to December 31, 2013. The average loan to deposit ratio was 90.16% for the three months ended June 30, 2014, compared to 84.33% for the same period of 2013, and 89.11% for the six months ended June 30, 2014, compared to 84.65% for the same period of 2013. Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. See Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated.

	June 30, 2014		December 31, 2013		June 30, 2013
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$44,653	2.54%	$35,255	2.06%	$52,198	3.09%
Commercial and industrial	94,359	5.36%	95,455	5.58%	92,448	5.47%
Multi-family residential	88,456	5.02%	70,197	4.10%	59,536	3.52%
Single family non-owner occupied	141,376	8.04%	135,559	7.92%	134,207	7.93%
Non-farm, non-residential	498,096	28.31%	475,911	27.82%	455,244	26.91%
Agricultural	2,443	0.14%	2,324	0.14%	2,393	0.14%
Farmland	32,396	1.84%	32,614	1.91%	34,354	2.03%

Total commercial loans	901,779	51.25%	847,315	49.53%	830,380	49.09%
Consumer real estate loans
Home equity lines	112,621	6.40%	111,770	6.53%	109,820	6.49%
Single family owner occupied	490,626	27.89%	496,012	28.99%	473,212	27.98%
Owner occupied construction	40,212	2.29%	28,703	1.68%	21,276	1.26%

Total consumer real estate loans	643,459	36.58%	636,485	37.20%	604,308	35.73%
Consumer and other loans
Consumer loans	74,100	4.21%	71,313	4.17%	69,002	4.08%
Other	7,369	0.42%	3,926	0.23%	3,752	0.22%

Total consumer and other loans	81,469	4.63%	75,239	4.40%	72,754	4.30%

Non-covered loans held for investment	1,626,707	92.46%	1,559,039	91.13%	1,507,442	89.12%
Covered loans	132,717	7.54%	151,682	8.87%	184,076	10.88%
Less unearned income	—	—	—		—	—

Total loans held for investment	1,759,424	100.00%	1,710,721	100.00%	1,691,518	100.00%
Allowance for loan losses	23,911		24,077		23,122

Total loans held for investment, less allowance	1,735,513		1,686,644		1,668,396

Loans held for sale	$459		$883		$4,621

Risk Elements

Nonperforming assets consist of loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Loans acquired with credit deterioration with a discount continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. See Note 5, “Credit Quality,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

	June 30, 2014	December 31, 2013	June 30, 2013
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$17,464	$19,161	$29,125
Accruing loans past due 90 days or more	—	—	—
TDRs(1)	1,877	1,311	276

Total nonperforming loans	19,341	20,472	29,401
Non-covered OREO	5,693	7,318	4,743

Total nonperforming assets	$25,034	$27,790	$34,144

Covered nonperforming
Nonaccrual loans	$955	$3,353	$3,889
Accruing loans past due 90 days or more	109	86	—

Total nonperforming loans	1,064	3,439	3,889
Covered OREO	8,814	7,541	6,407

Total nonperforming assets	$9,878	$10,980	$10,296

Total nonperforming
Nonaccrual loans	$18,419	$22,514	$33,014
Accruing loans past due 90 days or more	109	86	—
TDRs(1)	1,877	1,311	276

Total nonperforming loans	20,405	23,911	33,290
OREO	14,507	14,859	11,150

Total nonperforming assets	$34,912	$38,770	$44,440

Additional Information
Performing TDRs(2)	$11,029	$10,900	$10,927
Total TDRs(3)	12,906	12,211	11,203
Non-covered ratios
Nonperforming loans to total loans	1.19%	1.31%	1.95%
Nonperforming assets to total assets	1.03%	1.14%	1.39%
Non-PCI allowance to nonperforming loans	121.47%	113.92%	78.64%
Non-PCI allowance to total loans	1.44%	1.50%	1.53%
Total ratios
Nonperforming loans to total loans	1.16%	1.40%	1.97%
Nonperforming assets to total assets	1.36%	1.49%	1.68%
Allowance for loan losses to nonperforming loans	117.18%	100.69%	69.46%
Allowance for loan losses to total loans	1.36%	1.41%	1.37%

(1)	TDRs restructured within the past six months, excludes nonaccrual TDRs of $675 thousand, $734 thousand, and $1.25 million for the periods ended June 30, 2014, December 31, 2013, and June 30, 2013, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excludes nonaccrual TDRs of $1.49 million, $1.47 million, and $1.52 million for the periods ended June 30, 2014, December 31, 2013, and June 30, 2013, respectively.
(3)	Performing and nonperforming TDRs, excludes nonaccrual TDRs of $2.17 million, $2.20 million, and $2.77 million for the periods ended June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

Non-covered nonperforming assets totaled $25.03 million as of June 30, 2014, a $2.76 million decrease from December 31, 2013, and a $9.11 million decrease from June 30, 2013. Non-covered nonperforming assets as a percentage of total non-covered assets were 1.03% as of June 30, 2014, 1.14% as of December 31, 2013, and 1.39% as of June 30, 2013.

Non-covered nonaccrual loans totaled $17.46 million as of June 30, 2014, $19.16 million as of December 31, 2013, and $29.13 million as of June 30, 2013. As of June 30, 2014, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (39.83%); commercial and industrial (28.80%); and non-farm, non-residential (16.90%). As of June 30, 2014, approximately $1.95 million, or 11.18%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

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

Accruing TDRs totaled $12.91 million as of June 30, 2014, $12.21 million as of December 31, 2013, and $11.20 million as of June 30, 2013. Nonperforming accruing TDRs totaled $1.88 million, or 14.54%, of total accruing TDRs as of June 30, 2014, as compared to 10.74% of accruing TDRs as of December 31, 2013, and 2.46% of accruing TDRs as of June 30, 2013. The allowance for loan losses attributed to TDRs totaled $1.77 million as of June 30, 2014, $1.84 million as of December 31, 2013, and $2.00 million as of June 30, 2013.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. Covered accruing loans contractually past due 90 days or more totaled $109 thousand as of June 30, 2014, compared to $86 thousand as of December 31, 2013, and none as of June 30, 2013.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $5.69 million as of June 30, 2014, a decrease of $1.63 million, or 22.21%, compared with December 31, 2013. As of June 30, 2014, non-covered OREO consisted of 56 properties with an average holding period of 7 months. The net loss on the sale of OREO totaled $68 thousand in the second quarter of 2014 compared to a net gain of $58 thousand in the same quarter of the prior year and a net loss of $782 thousand in the first six months of 2014 compared to $342 thousand in the same period of the prior year. Pursuant to FDIC loss share agreements, covered OREO is presented net of the related fair value discount. The following tables detail activity within OREO for the periods indicated:

	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance, January 1, 2013	$5,749	$3,255	$9,004
Additions	4,515	4,808	9,323
Disposals	(4,839)	(1,257)	(6,096)
Valuation adjustments	(682)	(399)	(1,081)

Ending balance, June 30, 2013	$4,743	$6,407	$11,150

Beginning balance, January 1, 2014	$7,318	$7,541	$14,859
Additions	1,557	5,632	7,189
Disposals	(2,605)	(3,478)	(6,083)
Valuation adjustments	(577)	(881)	(1,458)

Ending balance, June 30, 2014	$5,693	$8,814	$14,507

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $27.12 million as of June 30, 2014, a decrease of $3.74 million, or 12.13%, compared with December 31, 2013. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.67% as of June 30, 2014, which is attributed to loans 30 to 89 days past due of 0.59% and nonaccrual loans of 1.07%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 1.19% as of June 30, 2014, 1.31% at December 31, 2013, and 1.95% at June 30, 2013.

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

Our allowance for loan losses totaled $23.91 million as of June 30, 2014, $24.08 million as of December 31, 2013, and $23.12 million as of June 30, 2013. The allowance attributed to non-PCI loans as a percentage of non-covered loans held for investment was 1.44% as of June 30, 2014, 1.50% at December 31, 2013, and 1.53% at June 30, 2013. The cash flow analysis performed for the second quarter of 2014 identified four of our seven PCI loan pools as impaired with a cumulative impairment of $410 thousand at June 30, 2014. The portfolio will continue to be monitored for deterioration in credit, which may result in the need to record an allowance for loan losses in a future period.

Our qualitative risk factors continue to reflect a reduced risk of loan losses due to improvements in unemployment trends, general economic conditions, and asset quality metrics. As of June 30, 2014, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods. Net charge-offs decreased $3.91 million, or 79.16%, in the second quarter of 2014 compared to the same quarter of the prior year and decreased $4.10 million, or 58.58%, in the first six months of 2014 compared to the same period of the prior year.

The following table presents activity in our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
	2014			2013
	Non-acquired Impaired	Acquired Impaired	Total	Non-acquired Impaired	Acquired Impaired	Total
(Amounts in thousands)
Beginning balance	$23,305	$493	$23,798	$24,842	$8	$24,850
Provision for loan losses	1,216	(75)	1,141	3,205	—	3,205
Benefit attributable to the FDIC indemnification asset	—	138	138	—	—	—

Provision for loan losses charged to operations	1,216	63	1,279	3,205	—	3,205
Provision for loan losses recorded through the FDIC indemnification asset	—	(138)	(138)	—	—	—
Charge-offs	(1,785)	—	(1,785)	(5,535)	—	(5,535)
Recoveries	757	—	757	602	—	602

Net charge-offs	(1,028)	—	(1,028)	(4,933)	—	(4,933)

Ending balance	$23,493	$418	$23,911	$23,114	$8	$23,122

	Six Months Ended June 30,
	2014			2013
	Non-acquired Impaired	Acquired Impaired	Total	Non-acquired Impaired	Acquired Impaired	Total
(Amounts in thousands)
Beginning balance	$23,322	$755	$24,077	$25,762	$8	$25,770
Provision for loan losses	3,068	(337)	2,731	4,347	—	4,347
Benefit attributable to the FDIC indemnification asset	—	341	341	—	—	—

Provision for loan losses charged to operations	3,068	4	3,072	4,347	—	4,347
Provision for loan losses recorded through the FDIC indemnification asset	—	(341)	(341)	—	—	—
Charge-offs	(4,001)	—	(4,001)	(8,294)	—	(8,294)
Recoveries	1,104	—	1,104	1,299	—	1,299

Net charge-offs	(2,897)	—	(2,897)	(6,995)	—	(6,995)

Ending balance	$23,493	$418	$23,911	$23,114	$8	$23,122

Deposits

Total deposits as of June 30, 2014, decreased $27.64 million, or 1.42%, compared to December 31, 2013. Noninterest-bearing deposits increased $18.19 million and interest-bearing deposits increased $497 thousand as of June 30, 2014, compared to December 31, 2013. Savings deposits, which include money market and savings accounts, decreased $6.24 million and time deposits decreased $40.08 million as of June 30, 2014, compared to December 31, 2013.

Borrowings

Total borrowings as of June 30, 2014, decreased $14.15 million, or 4.71%, compared to December 31, 2013. Short-term borrowings consist of federal funds purchased and retail repurchase agreements. No federal funds were purchased as of June 30, 2014, compared to $16.00 million as of December 31, 2013. The balance of retail repurchase agreements increased $1.85 million, or 2.71%, as of June 30, 2014, compared to December 31, 2013. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance and weighted average rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of June 30, 2014, compared to December 31, 2013. As of June 30, 2014, wholesale repurchase agreements had contractual maturities between two and five years. The balance and weighted average rate of FHLB borrowings remained unchanged at $150.00 million and 4.12%, respectively, as of June 30, 2014, compared to December 31, 2013. As of June 30, 2014, FHLB borrowings had contractual maturities between two and seven years. Subsequent to June 30, 2014, we prepaid $35.00 million of FHLB borrowings.

Stockholders’ Equity

Total stockholders’ equity increased $13.87 million, or 4.22%, from $328.61 million as of December 31, 2013, to $342.48 million as of June 30, 2014. The change in stockholders’ equity was impacted by net income of $12.73 million, dividends declared on our common and Series A Noncumulative Convertible Preferred Stock of $4.87 million, repurchases of 131,500 shares of our common stock totaling $2.15 million, and other comprehensive income (“OCI”) of $8.00 million. OCI was driven by unrealized gains on available-for-sale securities.

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

As of June 30, 2014, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $96.78 million, availability on federal funds lines with correspondent banks of $105.00 million, credit available from the Federal Reserve Board’s discount window of $9.09 million, unused borrowing capacity with the FHLB of $367.58 million, and unpledged available-for-sale securities of $130.43 million. Cash on hand and deposits with other financial institutions, as well as lines of credit extended from correspondent banks and the FHLB, are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of June 30, 2014, the Company’s liquid assets consisted of cash and investment securities totaling $24.21 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. As of June 30, 2014, there was no outstanding balance on the line.

Capital Resources

Risk-based capital guidelines, promulgated by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. As of June 30, 2014, and December 31, 2013, the Company and the Bank were deemed “well capitalized” under regulatory capital adequacy standards. The following table presents our capital ratios as of the dates indicated:

	June 30, 2014	December 31, 2013
Total risk-based capital ratio
First Community Bancshares, Inc.	16.46%	16.44%
First Community Bank	14.55%	14.55%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	15.20%	15.19%
First Community Bank	13.29%	13.30%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.39%	9.95%
First Community Bank	9.03%	8.63%

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

	June 30, 2014	December 31, 2013
(Amounts in thousands)
Commitments to extend credit	$220,749	$216,179
Commitments related to secondary market mortgage loans	2,664	3,677
Standby letters of credit and financial guarantees	4,017	4,193

Total off-balance sheet risk	$227,430	$224,049

Reserve for unfunded commitments	$326	$326

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of June 30, 2014, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

	June 30, 2014		December 31, 2013
(Amounts in thousands, except basis points) Increase (Decrease) in Interest Rates in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
300	$1,022	1.2	$2,649	3.1
200	526	0.6	1,517	1.8
100	94	0.1	454	0.5
(100)	583	0.7	497	0.6

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
April 1-30, 2014	—	$—	—	892,337
May 1-31, 2014	—	—	—	904,009
June 1-30, 2014	—	—	—	904,009

Total	—	$—	—

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 3,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 2,095,991 shares in treasury as of June 30, 2014.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)
3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)
4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)
4.2	Indenture Agreement dated September 25, 2003. (4)
4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)
4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)
4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)
10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)
10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)
10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)
10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2. (32)
10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)
10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)
10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)
10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)
10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)
10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)
10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (31)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)
10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)
10.15**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)
10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)
10.17**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)
10.18**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)
10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)
10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)
10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (33)
10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (34)
10.24	Purchase and Assumption Agreement between Bank of America, National Association and First Community Bank. (35)
10.25	Purchase and Assumption Agreement between First Community Bank and CresCom Bank. (36)
11	Statement Regarding Computation of Earnings per Share. (30)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2014, (Unaudited), and December 31, 2013; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.

(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(18)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(32)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(33)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(34)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(35)	Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K/A dated June 9, 2014, filed on June 10, 2014.
(36)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 6, 2014, filed on August 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2014.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2014, (Unaudited), and December 31, 2013; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).