Form 10-Q
period 2014-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2014-11-07
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Class – Common Stock, $1.00 Par Value; 18,402,919 shares outstanding as of November 3, 2014

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$44,703	$43,598
Federal funds sold	55,503	1,817
Interest-bearing deposits in banks	5,716	11,152

Total cash and cash equivalents	105,922	56,567
Securities available for sale	351,693	519,820
Securities held to maturity	31,029	568
Loans held for sale	1,150	883
Loans held for investment, net of unearned income:
Covered under loss share agreements	126,611	151,682
Not covered under loss share agreements	1,636,181	1,559,039
Less allowance for loan losses	(21,159)	(24,077)

Loans held for investment, net	1,741,633	1,686,644
FDIC indemnification asset	29,745	34,691
Premises and equipment, net	59,283	61,116
Other real estate owned:
Covered under loss share agreements	7,620	7,541
Not covered under loss share agreements	5,612	7,318
Interest receivable	6,346	7,521
Goodwill	105,657	105,455
Other intangible assets	2,334	2,866
Other assets	102,103	111,524

Total assets	$2,550,127	$2,602,514

Liabilities
Deposits:
Noninterest-bearing	$397,523	$339,680
Interest-bearing	1,534,752	1,611,062

Total deposits	1,932,275	1,950,742
Interest, taxes, and other liabilities	25,131	22,770
Federal funds purchased	—	16,000
Securities sold under agreements to repurchase	114,439	118,308
FHLB borrowings	115,000	150,000
Other borrowings	16,047	16,088

Total Liabilities	2,202,892	2,273,908
Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 15,151 and 15,251 shares outstanding at September 30, 2014, and December 31, 2013, respectively	15,151	15,251
Common stock, $1 par value; 50,000,000 shares authorized; 20,499,683 and 20,493,057 shares issued at September 30, 2014, and December 31, 2013, respectively; 2,096,764 and 1,978,478 shares in treasury at September 30, 2014, and December 31, 2013, respectively	20,500	20,493
Additional paid-in capital	215,729	215,663
Retained earnings	138,111	125,826
Treasury stock, at cost	(35,808)	(33,887)
Accumulated other comprehensive loss	(6,448)	(14,740)

Total stockholders’ equity	347,235	328,606

Total Liabilities and Stockholders’ Equity	$2,550,127	$2,602,514

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
Interest income
Interest and fees on loans held for investment	$23,407	$23,439	$69,651	$72,547
Interest on securities — taxable	1,196	1,999	4,830	5,754
Interest on securities — nontaxable	1,108	1,216	3,329	3,631
Interest on deposits in banks	40	42	117	180

Total interest income	25,751	26,696	77,927	82,112
Interest expense
Interest on deposits	1,782	2,147	5,505	6,792
Interest on short-term borrowings	526	517	1,511	1,686
Interest on long-term debt	1,428	1,706	4,803	5,084

Total interest expense	3,736	4,370	11,819	13,562

Net interest income	22,015	22,326	66,108	68,550
(Recovery of) provision for loan losses	(2,439)	2,333	633	6,680

Net interest income after provision for loan losses	24,454	19,993	65,475	61,870
Noninterest income
Wealth management	670	863	2,396	2,680
Service charges on deposit accounts	3,606	3,582	10,099	10,065
Other service charges and fees	1,852	1,777	5,473	5,356
Insurance commissions	1,695	1,559	5,113	4,533
Impairment losses on securities	(219)	—	(737)	—
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(219)	—	(737)	—
Net gain (loss) on sale of securities	320	(39)	306	191
Net FDIC indemnification asset amortization	(1,096)	(1,089)	(3,166)	(4,290)
Other operating income	839	1,458	3,021	4,285

Total noninterest income	7,667	8,111	22,505	22,820
Noninterest expense
Salaries and employee benefits	9,924	11,080	29,872	31,150
Occupancy expense of bank premises	1,469	1,700	4,825	5,350
Furniture and equipment	1,212	1,288	3,611	3,931
Amortization of intangible assets	179	183	532	545
FDIC premiums and assessments	419	460	1,311	1,401
FHLB debt prepayment fees	3,047	—	3,047	—
Merger, acquisition, and divestiture expense	285	—	285	57
Other operating expense	4,934	5,442	15,329	15,796

Total noninterest expense	21,469	20,153	58,812	58,230

Income before income taxes	10,652	7,951	29,168	26,460
Income tax expense	3,609	2,539	9,393	8,472

Net income	7,043	5,412	19,775	17,988
Dividends on preferred stock	228	261	683	772

Net income available to common shareholders	$6,815	$5,151	$19,092	$17,216

Basic earnings per common share	$0.37	$0.26	$1.04	$0.86
Diluted earnings per common share	0.36	0.26	1.02	0.85
Cash dividends per common share	0.13	0.12	0.37	0.36
Weighted average basic shares outstanding	18,402,764	20,008,861	18,407,173	20,013,095
Weighted average diluted shares outstanding	19,466,126	21,123,788	19,472,136	21,196,063

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
Comprehensive Income
Net income	$7,043	$5,412	$19,775	$17,988
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Unrealized losses on securities available for sale with other-than-temporary impairment	(346)	(861)	(128)	(1,043)
Unrealized gains (losses) on securities available for sale without other-than-temporary impairment	846	(453)	12,774	(16,057)
Less: reclassification adjustment for (gains) losses realized in net income	(320)	39	(306)	(191)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	219	—	737	—

Unrealized gains (losses) on available-for-sale securities	399	(1,275)	13,077	(17,291)
Employee benefit plans:
Net actuarial (loss) gain on pension and other postretirement benefit plans	(2)	220	29	(104)
Net prior service cost attributed to plan amendments	—	(94)	—	(282)
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	66	82	195	245

Unrealized gains (losses) on employee benefit plans	64	208	224	(141)

Other comprehensive income (loss), before tax	463	(1,067)	13,301	(17,432)
Income tax (expense) benefit	(174)	400	(5,009)	6,512

Other comprehensive income (loss), net of tax	289	(667)	8,292	(10,920)

Total comprehensive income	$7,332	$4,745	$28,067	$7,068

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	17,988	—	—	17,988
Other comprehensive loss	—	—	—	—	—	(10,920)	(10,920)
Common dividends declared — $0.36 per share	—	—	—	(7,211)	—	—	(7,211)
Preferred dividends declared — $45.00 per share	—	—	—	(772)	—	—	(772)
Preferred stock converted to common stock — 134,550 shares	(1,950)	135	1,815	—	—	—	—
Equity-based compensation expense	—	—	213	—	—	—	213
Common stock options exercised — 789 shares	—	—	(9)	—	16	—	7
Restricted stock awards — 35,117 shares	—	—	(177)	—	703	—	526
Purchase of treasury shares — 335,192 shares at $15.52 per share	—	—	—	—	(5,207)	—	(5,207)

Balance September 30, 2013	$15,471	$20,478	$215,671	$123,018	$(10,946)	$(12,745)	$350,947

Balance January 1, 2014	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606
Net income	—	—	—	19,775	—	—	19,775
Other comprehensive income	—	—	—	—	—	8,292	8,292
Common dividends declared — $0.37 per share	—	—	—	(6,807)	—	—	(6,807)
Preferred dividends declared — $45.00 per share	—	—	—	(683)	—	—	(683)
Preferred stock converted to common stock — 6,900 shares	(100)	7	93	—	—	—	—
Equity-based compensation expense	—	—	175	—	—	—	175
Common stock options exercised — 554 shares	—	—	—	—	9	—	9
Restricted stock awards — 13,933 shares	—	—	(202)	—	238	—	36
Purchase of treasury shares — 132,773 shares at $16.29 per share	—	—	—	—	(2,168)	—	(2,168)

Balance September 30, 2014	$15,151	$20,500	$215,729	$138,111	$(35,808)	$(6,448)	$347,235

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2014	2013
Operating activities
Net income	$19,775	$17,988
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	633	6,680
Depreciation and amortization of property, plant, and equipment	3,286	3,730
Amortization of premiums on investments, net	4,509	408
Amortization of FDIC indemnification asset, net	3,166	4,290
Amortization of intangible assets	532	545
Gain on sale of loans	(536)	(1,040)
Equity-based compensation expense	175	213
Gain on sale of property, plant, and equipment	(64)	(51)
Loss on sale of other real estate	2,407	1,733
Gain on sale of securities	(306)	(191)
Net impairment losses recognized in earnings	737	—
FHLB debt prepayment fees	3,047	—
Gain on prepayment of debt	—	(296)
Proceeds from sale of mortgage loans	23,237	65,823
Origination of mortgage loans	(22,968)	(58,936)
Decrease (increase) in accrued interest receivable	1,175	(1,472)
Decrease (increase) in other operating activities	2,581	(10,835)

Net cash provided by operating activities	41,386	28,589
Investing activities
Proceeds from sale of securities available for sale	139,544	104,240
Proceeds from maturities, prepayments, and calls of securities available for sale	40,703	67,650
Proceeds from maturities and calls of securities held to maturity	190	250
Payments to acquire securities available for sale	(4,311)	(201,138)
Payments to acquire securities held to maturity	(30,704)	—
(Originations) collections of loans, net	(64,120)	10,892
Proceeds from the redemption of FHLB stock, net	3,224	1,184
Net cash paid in mergers, acquisitions, and divestitures	(202)	(201)
Proceeds from the FDIC	2,937	13,573
Payments to acquire property, plant, and equipment	(2,346)	(2,460)
Proceeds from sale of property, plant, and equipment	957	113
Proceeds from sale of other real estate	8,169	4,885

Net cash provided by (used in) investing activities	94,041	(1,012)
Financing activities
Net increase in noninterest-bearing deposits	57,843	10,599
Net decrease in interest-bearing deposits	(76,310)	(44,209)
Net decrease in federal funds purchased	(16,000)	—
Repayments of securities sold under agreements to repurchase	(3,869)	(21,471)
Repayments of long-term debt	(38,088)	(11,596)
Proceeds from stock options exercised	9	7
Excess tax benefit from equity-based compensation	1	—
Payments for repurchase of treasury stock	(2,168)	(5,207)
Payments of common dividends	(6,807)	(7,211)
Payments of preferred dividends	(683)	(761)

Net cash used in financing activities	(86,072)	(79,849)

Net increase (decrease) in cash and cash equivalents	49,355	(52,272)
Cash and cash equivalents at beginning of period	56,567	144,847

Cash and cash equivalents at end of period	$105,922	$92,575

Supplemental transactions — noncash items
Transfer of loans to other real estate	$9,631	$13,631
Loans originated to finance other real estate	671	3,184

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

First Community Bancshares, Inc. is a financial holding company that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution, and personal and commercial insurance products and services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”). The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”), a registered investment advisory firm. Unless the context suggests otherwise, the use of the term “Company” refers to First Community Bancshares, Inc. (“the Company”) and its subsidiaries as a consolidated entity. The Company operates in one business segment, Community Banking, which consists of commercial and consumer banking, lending activities, wealth management, and insurance services. The Company’s executive office is located at One Community Place, Bluefield, Virginia. As of September 30, 2014, our operations were conducted through 69 locations in 5 states: Virginia, West Virginia, North Carolina, South Carolina, and Tennessee.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, necessary for a fair presentation have been made. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full calendar year.

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

Acquisitions and Divestitures

On October 24, 2014, the Company completed the acquisition of seven branches from Bank of America, National Association. At acquisition, the seven branches had deposit totals of approximately $318 million. No loans were included in the purchase. The transaction was accounted for under the business combination method of accounting and accordingly, assets and liabilities acquired and consideration exchanged were recorded at estimated fair value on the acquisition date. The acquisition expands the Company’s presence by six branches in southwestern Virginia and one branch in central North Carolina.

On August 6, 2014, the Company entered into a Purchase and Assumption Agreement with CresCom Bank, Charleston, South Carolina, in which the Bank is selling thirteen branches to CresCom Bank. Ten of the branches are located in the southeastern, coastal region of North Carolina and three branches are located in South Carolina. At announcement, the thirteen branches had deposit totals of approximately $230 million and loan totals of approximately $59 million. The loans being sold are not subject to the Company’s loss share agreement with the Federal Deposit Insurance Corporation (“FDIC”) in connection with its purchase and assumption of Waccamaw Bank (“Waccamaw”). Subject to the satisfaction of customary closing conditions, the transaction is expected to close in the fourth quarter of 2014.

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

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2014	2013	2014	2013
Net income	$7,043	$5,412	$19,775	$17,988
Dividends on preferred stock	228	261	683	772

Net income available to common shareholders	$6,815	$5,151	$19,092	$17,216

Weighted average number of common shares outstanding, basic	18,402,764	20,008,861	18,407,173	20,013,095
Dilutive effect of potential common shares from:
Stock options	17,375	19,877	18,027	17,640
Restricted stock	568	3,588	506	6,613
Convertible preferred stock	1,045,419	1,091,462	1,046,430	1,158,715

Weighted average number of common shares outstanding, diluted	19,466,126	21,123,788	19,472,136	21,196,063

Basic earnings per common share	$0.37	$0.26	$1.04	$0.86
Diluted earnings per common share	0.36	0.26	1.02	0.85
Antidilutive potential common shares:
Stock options	255,244	310,558	255,244	328,258
Restricted stock	—	76	—	26

Total potential antidilutive shares	255,244	310,634	255,244	328,284

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share of the Series A Preferred Stock is convertible into 69 shares of the Company’s common stock at any time. The Company may redeem the shares at face value and the shares mandatorily convert on May 20, 2016. The Series A Preferred Stock outstanding totaled 15,151 shares as of September 30, 2014, 15,251 shares as of December 31, 2013, and 15,471 shares as of September 30, 2013.

Note 2. Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2014
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(Amounts in thousands)	Cost	Gains	Losses	Value	AOCI(1)
U.S. Treasury securities	$9,729	$—	$(251)	$9,478	$—
Municipal securities	137,899	4,411	(1,248)	141,062	—
Single issue trust preferred securities	55,807	—	(7,125)	48,682	—
Corporate securities	5,000	48	—	5,048	—
Mortgage-backed securities:
Agency	140,528	292	(3,301)	137,519	—
Non-Agency Alt-A residential	11,284	—	(1,622)	9,662	(1,622)

Total mortgage-backed securities	151,812	292	(4,923)	147,181	(1,622)
Equity securities	226	20	(4)	242	—

Total	$360,473	$4,771	$(13,551)	$351,693	$(1,622)

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(Amounts in thousands)	Cost	Gains	Losses	Value	AOCI(1)
U.S. Treasury securities	$9,708	$—	$(695)	$9,013	$—
Municipal securities	147,049	1,868	(4,637)	144,280	—
Single issue trust preferred securities	55,764	—	(9,530)	46,234	—
Corporate securities	5,000	—	(129)	4,871	—
Mortgage-backed securities:
Agency	306,319	2,575	(8,508)	300,386	—
Non-Agency Alt-A residential	12,543	—	(2,754)	9,789	(2,754)

Total mortgage-backed securities	318,862	2,575	(11,262)	310,175	(2,754)
Equity securities	5,259	24	(36)	5,247	—

Total	$541,642	$4,467	$(26,289)	$519,820	$(2,754)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2014
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$20,045	$—	$(87)	$19,958
Municipal securities	379	3	—	382
Corporate securities	10,605	1	(43)	10,563

Total	$31,029	$4	$(130)	$30,903

	December 31, 2013
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
Municipal securities	$568	$11	$—	$579

Total	$568	$11	$—	$579

The following table presents the amortized cost and fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of September 30, 2014. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$3,229	$3,233
Due after one year but within five years	6,994	7,196
Due after five years but within ten years	53,570	55,008
Due after ten years	144,642	138,833

	208,435	204,270
Mortgage-backed securities	151,812	147,181
Equity securities	226	242

Total	$360,473	$351,693

Held-to-maturity securities
Due within one year	$190	$191
Due after one year but within five years	30,839	30,712
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$31,029	$30,903

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$—	$—	$9,478	$(251)	$9,478	$(251)
Municipal securities	1,023	(7)	27,964	(1,241)	28,987	(1,248)
Single issue trust preferred securities	—	—	48,682	(7,125)	48,682	(7,125)
Mortgage-backed securities:
Agency	19,654	(76)	95,524	(3,225)	115,178	(3,301)
Non-Agency Alt-A residential	—	—	9,661	(1,622)	9,661	(1,622)

Total mortgage-backed securities	19,654	(76)	105,185	(4,847)	124,839	(4,923)
Equity securities	152	(4)	—	—	152	(4)

Total	$20,829	$(87)	$191,309	$(13,464)	$212,138	$(13,551)

	December 31, 2013
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities	$9,013	$(695)	$—	$—	$9,013	$(695)
Municipal securities	57,950	(4,147)	3,049	(490)	60,999	(4,637)
Single issue trust preferred securities	—	—	46,234	(9,530)	46,234	(9,530)
Corporate securities	4,871	(129)	—	—	4,871	(129)
Mortgage-backed securities:
Agency	114,047	(4,361)	55,706	(4,147)	169,753	(8,508)
Non-Agency Alt-A residential	—	—	9,789	(2,754)	9,789	(2,754)

Total mortgage-backed securities	114,047	(4,361)	65,495	(6,901)	179,542	(11,262)
Equity securities	4,976	(24)	20	(12)	4,996	(36)

Total	$190,857	$(9,356)	$114,798	$(16,933)	$305,655	$(26,289)

The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated. There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2013.

	September 30, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$19,958	$(87)	$—	$—	$19,958	$(87)
Corporate securities	7,439	(43)	—	—	7,439	(43)

Total	$27,397	$(130)	$—	$—	$27,397	$(130)

As of September 30, 2014, there were 114 individual securities in an unrealized loss position, and their combined depreciation in value represented 3.57% of the investment securities portfolio. As of December 31, 2013, there were 219 individual securities in an unrealized loss position, and their combined depreciation in value represented 5.06% of the available-for-sale securities portfolio.

The following table presents the components of the Company’s net loss or gain from the sale of securities in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2014	2013	2014	2013
Gross realized gains	$746	$—	$2,257	$307
Gross realized losses	(426)	(39)	(1,951)	(116)

Net gain (loss) on sale of securities	$320	$(39)	$306	$191

The carrying value of securities pledged to secure public deposits and for other purposes was $260.45 million as of September 30, 2014, and $284.77 million as of December 31, 2013.

The Company reviews its investment portfolio on a quarterly basis for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (the “Treasury”), municipal securities, and single issue trust preferred securities. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. During the three and nine months ended September 30, 2014, and September 30, 2013, the Company incurred no OTTI charges related to debt securities not beneficially owned. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

Debt securities beneficially owned by the Company consist of corporate securities and mortgage-backed securities (“MBS”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. During the three months ended September 30, 2014, the Company incurred credit-related OTTI charges associated with debt securities beneficially owned of $219 thousand. During the nine months ended September 30, 2014, the Company incurred credit-related OTTI charges associated with debt securities beneficially owned of $705 thousand. These charges were related to a non-Agency MBS. During the three and nine months ended September 30, 2013, the Company incurred no credit-related OTTI charges associated with debt securities beneficially owned.

The Company uses a discounted cash flow model for the non-Agency Alt-A residential MBS with the following assumptions: constant voluntary prepayment rate of 2.5%, a customized constant default rate scenario that assumes approximately 13% of the remaining underlying mortgages will default over the life of the security, and a customized loss severity rate scenario that ramps the loss rate down from 45% to 10% over the course of approximately 27 months. The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2014	2013	2014	2013
Beginning balance(1)	$8,284	$7,478	$7,798	$7,478
Additions for credit losses on securities previously recognized	219	—	705	—

Ending balance	$8,503	$7,478	$8,503	$7,478

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three months ended September 30, 2014, the Company incurred no OTTI charges related to equity holdings. During the nine months ended September 30, 2014, the Company incurred OTTI charges related to certain equity holdings of $32 thousand. During the three and nine months ended September 30, 2013, the Company recognized no OTTI charges related to equity securities.

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

	September 30, 2014		December 31, 2013
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$42,775	2.43%	$35,255	2.06%
Commercial and industrial	88,709	5.03%	95,455	5.58%
Multi-family residential	99,812	5.66%	70,197	4.10%
Single family non-owner occupied	143,904	8.16%	135,559	7.92%
Non-farm, non-residential	491,933	27.91%	475,911	27.82%
Agricultural	2,149	0.12%	2,324	0.14%
Farmland	31,938	1.81%	32,614	1.91%

Total commercial loans	901,220	51.12%	847,315	49.53%
Consumer real estate loans
Home equity lines	112,863	6.40%	111,770	6.53%
Single family owner occupied	498,523	28.28%	496,012	28.99%
Owner occupied construction	45,015	2.56%	28,703	1.68%

Total consumer real estate loans	656,401	37.24%	636,485	37.20%
Consumer and other loans
Consumer loans	71,252	4.04%	71,313	4.17%
Other	7,308	0.42%	3,926	0.23%

Total consumer and other loans	78,560	4.46%	75,239	4.40%

Total non-covered loans	1,636,181	92.82%	1,559,039	91.13%
Total covered loans	126,611	7.18%	151,682	8.87%

Total loans held for investment, net of unearned income	$1,762,792	100.00%	$1,710,721	100.00%

Loans held for sale	$1,150		$883

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

	September 30,	December 31,
(Amounts in thousands)	2014	2013
Covered loans
Commercial loans
Construction, development, and other land	$13,184	$15,865
Commercial and industrial	2,646	3,325
Multi-family residential	1,612	1,933
Single family non-owner occupied	6,212	7,449
Non-farm, non-residential	26,238	34,646
Agricultural	151	164
Farmland	729	873

Total commercial loans	50,772	64,255
Consumer real estate loans
Home equity lines	62,772	69,206
Single family owner occupied	12,504	16,919
Owner occupied construction	466	1,184

Total consumer real estate loans	75,742	87,309
Consumer and other loans
Consumer loans	97	118

Total covered loans	$126,611	$151,682

Purchased Credit Impaired Loans

When the fair values of purchased loans are established at acquisition, certain loans are identified as impaired. These purchased credit impaired (“PCI”) loans are aggregated into loan pools that have common risk characteristics. The Company’s loan pools consist of Waccamaw commercial, Waccamaw lines of credit, Peoples Bank of Virginia (“Peoples”) commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the carrying and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Carrying balance, January 1, 2013	$26,907	$112,093	$2,340	$141,340
Carrying balance, December 31, 2013	9,196	70,584	1,931	81,711
Unpaid principal balance, December 31, 2013	17,431	105,677	5,390	128,498
Carrying balance, January 1, 2014	$9,196	$70,584	$1,931	$81,711
Carrying balance, September 30, 2014	7,432	56,580	1,393	65,405
Unpaid principal balance, September 30, 2014	14,142	89,385	4,824	108,351

The following table presents the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Nine months ended September 30, 2013
Beginning balance	$2,342	$21,886	$15	$24,243
Additions	148	189	—	337
Accretion	(1,315)	(4,558)	(108)	(5,981)
Reclassifications from (to) nonaccretable difference	4,276	(6,477)	101	(2,100)
Removal events	(1,417)	(2,127)	—	(3,544)

Ending balance	$4,034	$8,913	$8	$12,955

Nine months ended September 30, 2014
Beginning balance	$5,294	$10,338	$8	$15,640
Additions	98	24	—	122
Accretion	(1,601)	(4,540)	(29)	(6,170)
Reclassifications from nonaccretable difference	1,205	13,968	29	15,202
Removal events	(521)	(1,445)	—	(1,966)

Ending balance	$4,475	$18,345	$8	$22,828

For information concerning off-balance sheet financing, see Note 13, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

Note 4. Credit Quality

The Company identifies loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If the Company determines that it is probable all principal and interest amounts contractually due will not be collected, the loan is generally deemed to be impaired. The following table presents the recorded investment and related information for loans considered to be impaired, excluding PCI loans, as of the periods indicated:

	September 30, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance:
Commercial loans
Commercial and industrial	$1,258	$1,439	$—	$292	$292	$—
Single family non-owner occupied	268	268	—	289	317	—
Non-farm, non-residential	5,468	5,812	—	5,352	5,682	—
Farmland	—	—	—	351	363	—
Consumer real estate loans
Home equity lines	—	—	—	257	264	—
Single family owner occupied	2,787	2,878	—	2,006	2,414	—

Total impaired loans with no allowance	9,781	10,397	—	8,547	9,332	—
Impaired loans with a related allowance:
Commercial loans
Commercial and industrial	—	—	—	4,897	10,244	3,794
Multi-family residential	5,567	5,567	500	—	—	—
Single family non-owner occupied	369	369	46	375	375	47
Non-farm, non-residential	4,382	4,382	623	600	600	114
Consumer real estate loans
Single family owner occupied	2,374	2,526	504	4,844	5,035	735

Total impaired loans with an allowance	12,692	12,844	1,673	10,931	16,484	4,742

Total impaired loans	$22,473	$23,241	$1,673	$19,478	$25,816	$4,742

The following tables present the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	For the Three Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$6,375	$40
Commercial and industrial	1,258	—	—	—
Multi-family residential	—	—	—	—
Single family non-owner occupied	321	7	317	—
Non-farm, non-residential	5,971	—	8,194	—
Farmland	—	—	667	3
Consumer real estate loans
Home equity lines	—	—	546	—
Single family owner occupied	2,880	10	2,794	—
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with no allowance	10,430	17	18,893	43
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	—	463	—
Commercial and industrial	—	—	5,328	11
Multi-family residential	5,568	1	—	—
Single family non-owner occupied	369	1	365	—
Non-farm, non-residential	4,386	6	606	—
Consumer real estate loans
Home equity lines	—	—	535	9
Single family owner occupied	2,528	8	5,093	13

Total impaired loans with an allowance	12,851	16	12,390	33

Total impaired loans	$23,281	$33	$31,283	$76

	For the Nine Months Ended
	September 30, 2014		September 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$5,133	$294
Commercial and industrial	614	17	834	11
Multi-family residential	—	—	24	3
Single family non-owner occupied	247	8	1,146	93
Non-farm, non-residential	6,089	89	7,739	296
Farmland	241	11	372	12
Consumer real estate loans
Home equity lines	88	2	518	25
Single family owner occupied	2,179	61	2,069	70
Owner occupied construction	—	—	20	5
Consumer and other loans
Consumer loans	—	—	4	—

Total impaired loans with no allowance	9,458	188	17,859	809
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	—	1,409	117
Commercial and industrial	2,932	47	4,009	11
Multi-family residential	5,586	23	126	7
Single family non-owner occupied	370	2	1,064	12
Non-farm, non-residential	4,404	31	1,791	26
Consumer real estate loans
Home equity lines	76	1	329	3
Single family owner occupied	3,216	42	4,318	54

Total impaired loans with an allowance	16,584	146	13,046	230

Total impaired loans	$26,042	$334	$30,905	$1,039

The Company determined that one of the seven PCI loan pools was impaired as of September 30, 2014, compared to four impaired pools as of December 31, 2013, and September 30, 2013. The following tables present balance and interest income related to the impaired loan pools as of the dates, and in the periods, indicated:

(Amounts in thousands)	September 30, 2014	December 31, 2013
Recorded investment	$1,208	$52,033
Unpaid principal balance	1,223	69,320
Allowance for loan losses	196	747

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Interest income recognized	$82	$721	$2,154	$839
Average recorded investment	1,416	23,538	35,063	15,799

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

The following tables present loans held for investment, by internal credit risk grade, as of the periods indicated:

	September 30, 2014
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$40,408	$1,107	$1,260	$—	$—	$42,775
Commercial and industrial	84,377	585	2,489	1,258	—	88,709
Multi-family residential	91,963	1,466	6,383	—	—	99,812
Single family non-owner occupied	133,860	3,361	6,683	—	—	143,904
Non-farm, non-residential	457,927	14,380	19,626	—	—	491,933
Agricultural	2,138	—	11	—	—	2,149
Farmland	28,991	1,585	1,362	—	—	31,938
Consumer real estate loans
Home equity lines	109,825	1,593	1,445	—	—	112,863
Single family owner occupied	467,381	10,182	20,960	—	—	498,523
Owner occupied construction	44,545	—	470	—	—	45,015
Consumer and other loans
Consumer loans	70,350	689	213	—	—	71,252
Other	7,308	—	—	—	—	7,308

Total non-covered loans	1,539,073	34,948	60,902	1,258	—	1,636,181
Covered loans
Commercial loans
Construction, development, and other land	7,467	2,750	2,967	—	—	13,184
Commercial and industrial	2,483	83	80	—	—	2,646
Multi-family residential	1,421	—	191	—	—	1,612
Single family non-owner occupied	2,907	2,123	1,182	—	—	6,212
Non-farm, non-residential	13,227	5,081	7,930	—	—	26,238
Agricultural	151	—	—	—	—	151
Farmland	431	—	298	—	—	729
Consumer real estate loans
Home equity lines	21,767	40,090	915	—	—	62,772
Single family owner occupied	7,619	1,565	3,320	—	—	12,504
Owner occupied construction	152	151	163	—	—	466
Consumer and other loans
Consumer loans	97	—	—	—	—	97
Other	—	—	—	—	—	—

Total covered loans	57,722	51,843	17,046	—	—	126,611

Total loans	$1,596,795	$86,791	$77,948	$1,258	$—	$1,762,792

	December 31, 2013
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$30,719	$1,094	$3,139	$303	$—	$35,255
Commercial and industrial	87,589	1,056	2,919	3,891	—	95,455
Multi-family residential	67,257	2,237	703	—	—	70,197
Single family non-owner occupied	121,367	4,501	9,316	375	—	135,559
Non-farm, non-residential	440,334	21,046	14,500	31	—	475,911
Agricultural	2,306	8	10	—	—	2,324
Farmland	27,421	1,721	3,472	—	—	32,614
Consumer real estate loans
Home equity lines	107,411	1,355	2,789	215	—	111,770
Single family owner occupied	460,166	8,170	27,507	169	—	496,012
Owner occupied construction	28,242	261	200	—	—	28,703
Consumer and other loans
Consumer loans	69,973	864	472	—	4	71,313
Other	3,918	—	8	—	—	3,926

Total non-covered loans	1,446,703	42,313	65,035	4,984	4	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	9,722	1,378	4,714	51	—	15,865
Commercial and industrial	2,865	247	189	24	—	3,325
Multi-family residential	1,472	—	461	—	—	1,933
Single family non-owner occupied	4,362	1,519	1,552	16	—	7,449
Non-farm, non-residential	13,077	4,630	16,901	38	—	34,646
Agricultural	164	—	—	—	—	164
Farmland	572	—	301	—	—	873
Consumer real estate loans
Home equity lines	23,189	44,746	1,269	2	—	69,206
Single family owner occupied	10,832	148	5,939	—	—	16,919
Owner occupied construction	198	—	986	—	—	1,184
Consumer and other loans
Consumer loans	118	—	—	—	—	118
Other	—	—	—	—	—	—

Total covered loans	66,571	52,668	32,312	131	—	151,682

Total loans	$1,513,274	$94,981	$97,347	$5,115	$4	$1,710,721

Credit quality continued to improve in the non-covered and covered loan portfolios as non-covered classified loans declined $15.23 million, or 13.56%, and covered classified loans declined $16.22 million, or 19.06%, as of September 30, 2014, compared to December 31, 2013.

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2014			December 31, 2013
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$—	$90	$90	$1,187	$761	$1,948
Commercial and industrial	2,356	22	2,378	5,341	92	5,433
Multi-family residential	80	—	80	—	—	—
Single family non-owner occupied	761	77	838	1,966	222	2,188
Non-farm, non-residential	2,338	152	2,490	2,685	—	2,685
Farmland	—	—	—	441	301	742
Consumer real estate loans
Home equity lines	180	204	384	765	232	997
Single family owner occupied	5,497	471	5,968	6,567	1,555	8,122
Owner occupied construction	226	115	341	—	190	190
Consumer and other loans
Consumer loans	42	—	42	201	—	201

Total	11,480	1,131	12,611	19,153	3,353	22,506
Purchased impaired loans	—	—	—	8	—	8

Total nonaccrual loans	$11,480	$1,131	$12,611	$19,161	$3,353	$22,514

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered accruing loans contractually past due 90 days or more as of September 30, 2014, or December 31, 2013. There were no covered accruing loans contractually past due 90 days or more as of September 30, 2014, compared to $86 thousand as of December 31, 2013.

	September 30, 2014
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$27	$—	$—	$27	$42,748	$42,775
Commercial and industrial	1,433	—	1,079	2,512	86,197	88,709
Multi-family residential	173	—	—	173	99,639	99,812
Single family non-owner occupied	1,074	280	667	2,021	141,883	143,904
Non-farm, non-residential	411	871	1,229	2,511	489,422	491,933
Agricultural	4	—	—	4	2,145	2,149
Farmland	—	—	—	—	31,938	31,938
Consumer real estate loans
Home equity lines	444	466	174	1,084	111,779	112,863
Single family owner occupied	4,770	2,423	3,881	11,074	487,449	498,523
Owner occupied construction	—	—	226	226	44,789	45,015
Consumer and other loans
Consumer loans	381	100	37	518	70,734	71,252
Other	—	—	—	—	7,308	7,308

Total non-covered loans	8,717	4,140	7,293	20,150	1,616,031	1,636,181
Covered loans
Commercial loans
Construction, development, and other land	226	—	72	298	12,886	13,184
Commercial and industrial	17	104	22	143	2,503	2,646
Multi-family residential	—	—	—	—	1,612	1,612
Single family non-owner occupied	100	40	77	217	5,995	6,212
Non-farm, non-residential	68	—	152	220	26,018	26,238
Agricultural	—	—	—	—	151	151
Farmland	—	—	—	—	729	729
Consumer real estate loans
Home equity lines	585	76	204	865	61,907	62,772
Single family owner occupied	125	13	389	527	11,977	12,504
Owner occupied construction	—	—	115	115	351	466
Consumer and other loans
Consumer loans	—	—	—	—	97	97
Other	—	—	—	—	—	—

Total covered loans	1,121	233	1,031	2,385	124,226	126,611

Total loans	$9,838	$4,373	$8,324	$22,535	$1,740,257	$1,762,792

	December 31, 2013
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$118	$10	$532	$660	$34,595	$35,255
Commercial and industrial	93	39	2,631	2,763	92,692	95,455
Multi-family residential	115	—	—	115	70,082	70,197
Single family non-owner occupied	611	554	1,203	2,368	133,191	135,559
Non-farm, non-residential	1,014	318	1,770	3,102	472,809	475,911
Agricultural	—	—	—	—	2,324	2,324
Farmland	245	—	—	245	32,369	32,614
Consumer real estate loans
Home equity lines	289	317	442	1,048	110,722	111,770
Single family owner occupied	7,428	1,228	145	8,801	487,211	496,012
Owner occupied construction	205	—	2,284	2,489	26,214	28,703
Consumer and other loans
Consumer loans	811	86	105	1,002	70,311	71,313
Other	—	—	—	—	3,926	3,926

Total non-covered loans	10,929	2,552	9,112	22,593	1,536,446	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	479	—	453	932	14,933	15,865
Commercial and industrial	5	44	92	141	3,184	3,325
Multi-family residential	—	—	—	—	1,933	1,933
Single family non-owner occupied	—	—	184	184	7,265	7,449
Non-farm, non-residential	209	—	—	209	34,437	34,646
Agricultural	—	—	—	—	164	164
Farmland	—	—	301	301	572	873
Consumer real estate loans
Home equity lines	488	86	163	737	68,469	69,206
Single family owner occupied	197	120	1,466	1,783	15,136	16,919
Owner occupied construction	—	—	190	190	994	1,184
Consumer and other loans						—
Consumer loans	—	—	—	—	118	118
Other	—	—	—	—	—	—

Total covered loans	1,378	250	2,849	4,477	147,205	151,682

Total loans	$12,307	$2,802	$11,961	$27,070	$1,683,651	$1,710,721

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to troubled debt restructurings (“TDRs”) totaled $653 thousand as of September 30, 2014, and $1.84 million as of December 31, 2013. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The Company recognized interest income on TDRs of $188 thousand for the three months ended September 30, 2014, and $183 thousand for the three months ended September 30, 2013. The Company recognized interest income on TDRs of $466 thousand for the nine months ended September 30, 2014, and $422 thousand for the nine months ended September 30, 2013.

Loans acquired with credit deterioration, with a discount, are generally not considered TDRs as long as the loans remain in the assigned loan pool. There were no covered loans recorded as TDRs as of September 30, 2014, or December 31, 2013. The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	September 30, 2014			December 31, 2013
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$—	$—	$—	$1,115	$—	$1,115
Single family non-owner occupied	—	837	837	375	—	375
Non-farm, non-residential	103	5,370	5,473	128	5,490	5,618
Consumer real estate loans
Home equity lines	—	48	48	159	51	210
Single family owner occupied	382	8,652	9,034	423	6,670	7,093
Owner occupied construction	—	244	244	—	—	—

Total TDRs	$485	$15,151	$15,636	$2,200	$12,211	$14,411

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended September 30,
	2014			2013
(Amounts in thousands)	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Below market interest rate
Single family owner occupied	3	$1,715	$1,715	1	$359	$326
Extended payment term
Single family non-owner occupied	1	468	468	—	—	—
Below market interest rate and extended payment term
Single family owner occupied	2	84	84	2	642	600

Total	6	$2,267	$2,267	3	$1,001	$926

	Nine Months Ended September 30,
	2014			2013
(Amounts in thousands)	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Below market interest rate
Single family owner occupied	4	$1,850	$1,850	1	$359	$326
Owner occupied construction	1	245	245	—	—	—

Total	5	2,095	2,095	1	359	326
Extended payment term
Single family non-owner occupied	1	468	468		—	—
Non-farm, non-residential	1	303	303	—	—	—

Total	2	771	771	—	—	—
Below market interest rate and extended payment term
Single family owner occupied	5	487	487	2	642	600

Total	12	$3,353	$3,353	3	$1,001	$926

The following tables present loans modified as TDRs, by loan class, that were restructured within the previous 12 months, for which there was a payment default during the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Total	Pre-Modification	Total	Pre-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Contracts	Recorded Investment
Commercial loans
Non-farm, non-residential	—	$—	1	$978
Consumer real estate loans				—
Single family owner occupied	2	312	—	—

Total	2	$312	1	$978

	Nine Months Ended September 30,
	2014		2013
	Total	Pre-Modification	Total	Pre-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Contracts	Recorded Investment
Commercial loans
Non-farm, non-residential	—	$—	1	$978
Consumer real estate loans
Single family owner occupied	2	312	—	—

Total	2	$312	1	$978

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

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated that are segmented into groups with similar risk characteristics, based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. For loans acquired in a business combination, loans identified as credit impaired at the acquisition date are grouped into pools and evaluated separately from the non-PCI portfolio. The Company has aggregated PCI loans into the following pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. Provisions calculated for PCI loans are offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses, excluding reserves allocated to specific loans and PCI loan pools, is available for use against any loan loss management deems appropriate. As of September 30, 2014, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

The following tables present the aggregate activity in the allowance for loan losses in the periods indicated:

(Amounts in thousands)	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
Three months ended September 30, 2013
Beginning balance	$23,114	$8	$23,122
Provision for loan losses	2,110	1,035	3,145
Benefit attributable to the FDIC indemnification asset	—	(812)	(812)

Provision for loan losses charged to operations	2,110	223	2,333
Provision for loan losses recorded through the FDIC indemnification asset	—	812	812
Charge-offs	(3,022)	—	(3,022)
Recoveries	1,420	—	1,420

Net charge-offs	(1,602)	—	(1,602)

Ending balance	$23,622	$1,043	$24,665

Three months ended September 30, 2014
Beginning balance	$23,493	$418	$23,911
Recovery of loan losses	(2,335)	(214)	(2,549)
Benefit attributable to the FDIC indemnification asset	—	110	110

Recovery of loan losses charged to operations	(2,335)	(104)	(2,439)
Recovery of loan losses recorded through the FDIC indemnification asset	—	(110)	(110)
Charge-offs	(1,118)	—	(1,118)
Recoveries	915	—	915

Net charge-offs	(203)	—	(203)

Ending balance	$20,955	$204	$21,159

(Amounts in thousands)	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
Nine months ended September 30, 2013
Beginning balance	$25,762	$8	$25,770
Provision for loan losses	6,457	1,035	7,492
Benefit attributable to the FDIC indemnification asset	—	(812)	(812)

Provision for loan losses charged to operations	6,457	223	6,680
Provision for loan losses recorded through the FDIC indemnification asset	—	812	812
Charge-offs	(11,511)	—	(11,511)
Recoveries	2,914	—	2,914

Net charge-offs	(8,597)	—	(8,597)

Ending balance	$23,622	$1,043	$24,665

Nine months ended September 30, 2014
Beginning balance	$23,322	$755	$24,077
Provision for (recovery of) loan losses	733	(551)	182
Benefit attributable to the FDIC indemnification asset	—	451	451

Provision for (recovery of) loan losses charged to operations	733	(100)	633
Recovery of loan losses recorded through the FDIC indemnification asset	—	(451)	(451)
Charge-offs	(5,119)	—	(5,119)
Recoveries	2,019	—	2,019

Net charge-offs	(3,100)	—	(3,100)

Ending balance	$20,955	$204	$21,159

The following tables present the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

		Consumer	Consumer
(Amounts in thousands)	Commercial	Real Estate	and Other	Total
Three months ended September 30, 2013
Beginning balance	$15,873	$6,658	$583	$23,114
Provision for (recovery of) loan losses charged to operations	1,551	(807)	1,366	2,110
Loans charged off	(2,561)	1,026	(1,487)	(3,022)
Recoveries credited to allowance	1,194	39	187	1,420

Net (charge-offs) recoveries	(1,367)	1,065	(1,300)	(1,602)

Ending balance	$16,057	$6,916	$649	$23,622

Three months ended September 30, 2014
Beginning balance	$16,747	$6,123	$623	$23,493
(Recovery of) provision for loan losses charged to operations	(3,131)	561	235	(2,335)
Loans charged off	(558)	(219)	(341)	(1,118)
Recoveries credited to allowance	613	192	110	915

Net recoveries (charge-offs)	55	(27)	(231)	(203)

Ending balance	$13,671	$6,657	$627	$20,955

		Consumer	Consumer
(Amounts in thousands)	Commercial	Real Estate	and Other	Total
Nine months ended September 30, 2013
Beginning balance	$17,259	$7,906	$597	$25,762
Provision for loan losses charged to operations	4,338	422	1,697	6,457
Loans charged off	(7,394)	(1,747)	(2,370)	(11,511)
Recoveries credited to allowance	1,854	335	725	2,914

Net charge-offs	(5,540)	(1,412)	(1,645)	(8,597)

Ending balance	$16,057	$6,916	$649	$23,622

Nine months ended September 30, 2014
Beginning balance	$16,090	$6,597	$635	$23,322
(Recovery of) provision for loan losses charged to operations	(478)	592	619	733
Loans charged off	(2,839)	(1,184)	(1,096)	(5,119)
Recoveries credited to allowance	898	652	469	2,019

Net charge-offs	(1,941)	(532)	(627)	(3,100)

Ending balance	$13,671	$6,657	$627	$20,955

The following tables present the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

		Consumer	Consumer
(Amounts in thousands)	Commercial	Real Estate	and Other	Total
Three months ended September 30, 2013
Beginning balance	$8	$—	$—	$8
Purchased impaired provision	158	877	—	1,035
Benefit attributable to FDIC indemnificaton asset	(242)	(570)	—	(812)

(Recovery of) provision for loan losses charged to operations	(84)	307	—	223
Provision for loan losses recorded through the FDIC indemnificaton asset	242	570	—	812

Ending balance	$166	$877	$—	$1,043

Three months ended September 30, 2014
Beginning balance	$16	$402	$—	$418
Purchased impaired recovery	(8)	(206)	—	(214)
Benefit attributable to FDIC indemnificaton asset	—	110	—	110

Recovery of loan losses charged to operations	(8)	(96)	—	(104)
Recovery of loan losses recorded through the FDIC indemnificaton asset	—	(110)	—	(110)

Ending balance	$8	$196	$—	$204

		Consumer	Consumer
(Amounts in thousands)	Commercial	Real Estate	and Other	Total
Nine months ended September 30, 2013
Beginning balance	$8	$—	$—	$8
Purchased impaired provision	158	877	—	1,035
Benefit attributable to FDIC indemnificaton asset	(242)	(570)	—	(812)

(Recovery of) provision for loan losses charged to operations	(84)	307	—	223
Provision for loan losses recorded through the FDIC indemnificaton asset	242	570	—	812

Ending balance	$166	$877	$—	$1,043

Nine months ended September 30, 2014
Beginning balance	$77	$678	$—	$755
Purchased impaired recovery	(69)	(482)	—	(551)
Benefit attributable to FDIC indemnificaton asset	55	396	—	451

Recovery of loan losses charged to operations	(14)	(86)	—	(100)
Recovery of loan losses recorded through the FDIC indemnificaton asset	(55)	(396)	—	(451)

Ending balance	$8	$196	$—	$204

The following tables present the Company’s allowance for loan losses and recorded investment in loans, excluding PCI loans, by loan class, as of the dates indicated:

	September 30, 2014
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$52,809	$1,189
Commercial and industrial	1,258	—	89,680	1,064
Multi-family residential	5,567	500	95,666	1,786
Single family non-owner occupied	637	46	144,344	3,299
Non-farm, non-residential	9,850	623	493,317	4,910
Agricultural	—	—	2,300	18
Farmland	—	—	32,667	236

Total commercial loans	17,312	1,169	910,783	12,502
Consumer real estate loans
Home equity lines	—	—	136,429	1,346
Single family owner occupied	5,161	504	503,846	4,503
Owner occupied construction	—	—	45,212	304

Total consumer real estate loans	5,161	504	685,487	6,153
Consumer and other loans
Consumer loans	—	—	71,336	627
Other	—	—	7,308	—

Total consumer and other loans	—	—	78,644	627

Total loans, excluding PCI loans	$22,473	$1,673	$1,674,914	$19,282

	December 31, 2013
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$46,404	$1,141
Commercial and industrial	5,189	3,794	92,612	1,421
Multi-family residential	—	—	71,669	1,211
Single family non-owner occupied	664	47	136,567	3,502
Non-farm, non-residential	5,952	114	483,126	4,536
Agricultural	—	—	2,488	23
Farmland	351	—	33,136	301

Total commercial loans	12,156	3,955	866,002	12,135
Consumer real estate loans
Home equity lines	472	52	136,896	1,309
Single family owner occupied	6,850	735	502,229	4,295
Owner occupied construction	—	—	29,090	206

Total consumer real estate loans	7,322	787	668,215	5,810
Consumer and other loans
Consumer loans	—	—	71,389	635
Other	—	—	3,926	—

Total consumer and other loans	—	—	75,315	635

Total loans, excluding PCI loans	$19,478	$4,742	$1,609,532	$18,580

The Company aggregates PCI loans into the following loan pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The following table presents the Company’s allowance for loan losses and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	September 30, 2014		December 31, 2013
(Amounts in thousands)	Loan Pools	Allowance for Loan Pools With Impairment	Loan Pools	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$13,695	$—	$19,851	$—
Waccamaw lines of credit	820	—	2,594	69
Peoples commercial	6,224	—	7,862	—
Other	1,393	8	1,931	8

Total commercial loans	22,132	8	32,238	77
Consumer real estate loans
Waccamaw serviced home equity lines	39,206	—	43,608	277
Waccamaw residential	2,853	—	4,497	217
Peoples residential	1,208	196	1,334	184

Total consumer real estate loans	43,267	196	49,439	678
Consumer and other loans
Waccamaw consumer	6	—	34	—

Total loans	$65,405	$204	$81,711	$755

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Beginning balance	$30,908	$40,389	$34,691	$48,149
(Decrease) increase in estimated losses on covered loans	(110)	812	(451)	812
Increase in estimated losses on covered OREO	674	3,654	1,233	3,752
Reimbursable expenses from the FDIC	88	327	375	818
Net amortization	(1,096)	(1,089)	(3,166)	(4,290)
Reimbursements from the FDIC	(719)	(6,991)	(2,937)	(12,139)

Ending balance	$29,745	$37,102	$29,745	$37,102

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

(Amounts in thousands)	September 30, 2014	December 31, 2013
Noninterest-bearing demand deposits	$397,523	$339,680
Interest-bearing deposits:
Interest-bearing demand deposits	347,589	361,821
Money market accounts	226,156	237,845
Savings deposits	293,746	286,165
Certificates of deposit	551,089	606,178
Individual retirement accounts	116,172	119,053

Total interest-bearing deposits	1,534,752	1,611,062

Total deposits	$1,932,275	$1,950,742

Note 8. Borrowings

The following table presents the composition of borrowings as of the dates indicated:

(Amounts in thousands)	September 30, 2014	December 31, 2013
Federal funds purchased	$—	$16,000
Securities sold under agreements to repurchase:
Retail	64,439	68,308
Wholesale	50,000	50,000

Total securities sold under agreements to repurchase	114,439	118,308
FHLB borrowings	115,000	150,000
Subordinated debt	15,464	15,464
Other debt	583	624

Total borrowings	$245,486	$300,396

Short-term borrowings consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBS. The weighted average rate of federal funds purchased was 0.36% as of December 31, 2013. The weighted average rate of retail repurchase agreements was 0.13% as of September 30, 2014, and 0.38% as of December 31, 2013.

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The weighted average contractual rate of wholesale repurchase agreements was 3.71% as of September 30, 2014, and December 31, 2013. The weighted average contractual rate of FHLB borrowings was 4.09% as of September 30, 2014, and 4.12% December 31, 2013. During the third quarter of 2014, the Company prepaid $35 million of a $50 million FHLB convertible advance that matures in May 2017 and bears an interest rate of 4.21%. The following schedule presents the contractual maturities of wholesale repurchase agreements and FHLB borrowings, by year, as of September 30, 2014:

(Amounts in thousands)	Wholesale Repurchase Agreements	FHLB Borrowings	Total
2014	$—	$—	$—
2015	—	—	—
2016	25,000	—	25,000
2017	—	65,000	65,000
2018	—	—	—
2019 and thereafter	25,000	50,000	75,000

	$50,000	$115,000	$165,000

Weighted average maturity (in years)	3.33	4.19

FHLB callable advances may be redeemed by the FHLB at quarterly intervals after various lockout periods that could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. FHLB advances were secured by qualifying loans that totaled $1.18 billion as of September 30, 2014, and $1.13 billion as of December 31, 2013. Unused borrowing capacity with the FHLB was $395.44 million as of September 30, 2014.

Subordinated debt consists of junior subordinated debentures (“Debentures”) of $15.46 million that were issued by the Company in October 2003 to FCBI Capital Trust (the “Trust”). The Debentures had an interest rate of three-month LIBOR plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033 and are currently callable. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of September 30, 2014, and December 31, 2013.

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

As of September 30, 2014, the Company’s derivative instruments consisted of IRLCs, forward sale loan commitments, and interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

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

The Company entered into a fifteen-year, $4.34 million notional interest rate swap agreement in February 2014 and a ten-year, $3.50 million notional interest rate swap agreement in October 2013. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of September 30, 2014.

The following table presents the aggregate contractual or notional amounts of the Company’s derivative instruments as of the dates indicated:

	September 30, 2014	December 31, 2013	September 30, 2013
(Amounts in thousands)	Notional or Contractual Amount	Notional or Contractual Amount	Notional or Contractual Amount
Derivatives designated as hedges:
Interest rate swaps	$7,819	$3,453	$—
Derivatives not designated as hedges:
IRLCs	2,948	3,677	1,094
Forward sale loan commitments	4,094	4,560	—

Total derivatives not designated as hedges	7,042	8,237	1,094

Total derivatives	$14,861	$11,690	$1,094

The following table presents the fair values of the Company’s derivative instruments as of the dates indicated:

	September 30, 2014		December 31, 2013		September 30, 2013
(Amounts in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$—	$189	$43	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	—	7	—	41	19	19
Forward sale loan commitments	7	—	41	—	—	—

Total derivities not designated as hedges	7	7	41	41	19	19

Total derivaties	$7	$196	$84	$41	$19	$19

The following table presents the effect of the Company’s derivative and hedging activity, if applicable, on the statement of income in the periods indicated:

		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
(Amounts in thousands)	Location	2014	2013	2014	2013
Derivatives designated as hedges:
Interest rate swaps	Other income	$—	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	Other income	—	307	—	(128)
Forward sale loan commitments	Other income	—	—	—	—

Total derivatives not designated as hedges		—	307	—	(128)

Total derivatives		$—	$307	$—	$(128)

Note 10. Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (the “SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Service cost	$26	$33	$79	$101
Interest cost	73	62	218	185
Amortization of losses	—	13	—	37
Amortization of prior service cost	47	46	140	140

Net periodic cost	$146	$154	$437	$463

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2014	2013	2014	2013
Service cost	$6	$7	$17	$20
Interest cost	12	10	35	31
Amortization of prior service cost	18	22	54	67

Net periodic cost	$36	$39	$106	$118

Note 11. Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

(Amounts in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
Three months ended September 30, 2013
Beginning balance	$(10,317)	$(1,761)	$(12,078)
Other comprehensive (loss) gain before reclassifications	(773)	181	(592)
Reclassified from AOCI	(24)	(51)	(75)

Net comprehensive (loss) gain	(797)	130	(667)

Ending balance	$(11,114)	$(1,631)	$(12,745)

Three months ended September 30, 2014
Beginning balance	$(5,736)	$(1,001)	$(6,737)
Other comprehensive gain before reclassifications	186	81	267
Reclassified from AOCI	63	(41)	22

Net comprehensive gain	249	40	289

Ending balance	$(5,487)	$(961)	$(6,448)

(Amounts in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
Nine months ended September 30, 2013
Beginning balance	$(283)	$(1,542)	$(1,825)
Other comprehensive (loss) gain before reclassifications	(10,951)	64	(10,887)
Reclassified from AOCI	120	(153)	(33)

Net comprehensive loss	(10,831)	(89)	(10,920)

Ending balance	$(11,114)	$(1,631)	$(12,745)

Nine months ended September 30, 2014
Beginning balance	$(13,640)	$(1,100)	$(14,740)
Other comprehensive gain before reclassifications	8,422	261	8,683
Reclassified from AOCI	(269)	(122)	(391)

Net comprehensive gain	8,153	139	8,292

Ending balance	$(5,487)	$(961)	$(6,448)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2014	2013	2014	2013	Line Item Affected
Available-for-sale securities
Gains (losses) realized in net income	$320	$(39)	$306	$191	Net gain (loss) on sale of securities
Credit-related OTTI recognized in net income	(219)	—	(737)	—	Net impairment losses recognized in earnings

	101	(39)	(431)	191	Income before income taxes
Income tax effect	38	(15)	(162)	71	Income tax expense

	63	(24)	(269)	120	Net income
Employee benefit plans
Amortization of prior service cost	(66)	(69)	(195)	(208)	(1)
Amortization of losses	—	(13)	—	(37)	(1)

	(66)	(82)	(195)	(245)	Income before income taxes
Income tax effect	(25)	(31)	(73)	(92)	Income tax expense

	(41)	(51)	(122)	(153)	Net income

Reclassified from AOCI, net of tax	$22	$(75)	$(391)	$(33)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, “Employee Benefit Plans.”

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

Deferred Compensation Assets and Liabilities. Securities held for trading purposes are recorded at fair value on a recurring basis and included in other assets in the consolidated balance sheets. These securities include assets related to employee deferred compensation plans, which are generally invested in Level 1 equity securities. The liability associated with these deferred compensation plans is carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2014
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,478	$—	$9,478	$—
Municipal securities	141,062	—	141,062	—
Single issue trust preferred securities	48,682	—	48,682	—
Corporate securities	5,048	—	5,048	—
Agency MBS	137,519	—	137,519	—
Non-Agency Alt-A residential MBS	9,662	—	9,662	—
Equity securities	242	224	18	—

Total available-for-sale securities	$351,693	$224	$351,469	$—

Fair value loans	$7,849	$—	$7,849	$—

Deferred compensation assets	$3,266	$3,266	$—	$—

Derivative assets
Forward sale loan commitments	$7	$—	$7	$—

Total derivative assets	$7	$—	$7	$—

Deferred compensation liabilities	$3,266	$3,266	$—	$—

Derivative liabilities
Interest rate swaps	$189	$—	$189	$—
IRLCs	7	—	7	—

Total derivative liabilities	$196	$—	$196	$—

	December 31, 2013
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,013	$—	$9,013	$—
Municipal securities	144,280	—	144,280	—
Single issue trust preferred securities	46,234	—	46,234	—
Corporate securities	4,871	—	4,871	—
Agency MBS	300,386	—	300,386	—
Non-Agency Alt-A residential MBS	9,789	—	9,789	—
Equity securities	5,247	251	4,996	—

Total available-for-sale securities	$519,820	$251	$519,569	$—

Deferred compensation assets	$4,200	$4,200	$—	$—

Derivatives assets
Interest rate swaps	$43	$—	$43	$—
Forward sale loan commitments	41	—	41	—

Total derivative assets	$84	$—	$84	$—

Deferred compensation liabilities	$4,200	$4,200	$—	$—

Derivative liabilities
IRLCs	$41	$—	$41	$—

Total derivative liabilities	$41	$—	$41	$—

There were no changes in valuation techniques during the nine months ended September 30, 2014 or 2013. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers in to or out of Level 3 of the fair value hierarchy during the three months ended September 30, 2014 or 2013.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	September 30, 2014
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$12,692	—	—	$12,692
OREO, not covered by loss share agreements	4,183	—	—	4,183
OREO, covered by loss share agreements	5,997	—	—	5,997

	December 31, 2013
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$8,935	—	—	$8,935
OREO, not covered by loss share agreements	7,180	—	—	7,180
OREO, covered by loss share agreements	6,433	—	—	6,433

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation	Unobservable	Range (Weighted Average)
	Technique	Input	September 30, 2014	December 31, 2013
Impaired loans	Discounted appraisals (1)	Appraisal adjustments (2)	2% to 34% (21%)	6% to 100% (47%)
OREO, not covered	Discounted appraisals (1)	Appraisal adjustments (2)	10% to 58% (33%)	0% to 65% (34%)
OREO, covered	Discounted appraisals (1)	Appraisal adjustments (2)	10% to 52% (44%)	4% to 70% (41%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2014
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,922	$105,922	$105,922	$—	$—
Available-for-sale securities	351,693	351,693	224	351,469	—
Held-to-maturity securities	31,029	30,903	—	30,903	—
Loans held for sale	1,150	1,150	—	1,150	—
Loans held for investment less allowance	1,741,633	1,778,672	—	7,849	1,770,823
FDIC indemnification asset	29,745	19,459	—	—	19,459
Accrued interest receivable	6,346	6,346	—	6,346	—
Derivative financial assets	7	7	—	7	—
Deferred compensation assets	3,266	3,266	3,266	—	—
Liabilities
Demand deposits	$397,523	$397,523	$—	$397,523	$—
Interest-bearing demand deposits	347,589	347,589	—	347,589	—
Savings deposits	519,902	519,902	—	519,902	—
Time deposits	667,261	668,014	—	668,014	—
Securities sold under agreements to repurchase	114,439	116,055	—	116,055	—
Accrued interest payable	1,889	1,889	—	1,889	—
FHLB and other indebtedness	131,047	140,270	—	140,270	—
Derivative financial liabilities	196	196	—	196	—
Deferred compensation liabilities	3,266	3,266	3,266	—	—

	December 31, 2013
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$56,567	$56,567	$56,567	$—	$—
Available-for-sale securities	519,820	519,820	251	519,569	—
Held-to-maturity securities	568	579	—	579	—
Loans held for sale	883	883	—	883	—
Loans held for investment less allowance	1,686,644	1,655,430	—	—	1,655,430
FDIC indemnification asset	34,691	34,691	—	—	34,691
Accrued interest receivable	7,521	7,521	—	7,521	—
Derivative financial assets	84	84	—	84	—
Deferred compensation assets	4,200	4,200	4,200	—	—
Liabilities
Demand deposits	$339,680	$339,680	$—	$339,680	$—
Interest-bearing demand deposits	361,821	361,821	—	361,821	—
Savings deposits	524,010	524,010	—	524,010	—
Time deposits	725,231	728,999	—	728,999	—
Securities sold under agreements to repurchase	118,308	121,320	—	121,320	—
Accrued interest payable	2,169	2,169	—	2,169	—
FHLB and other indebtedness	166,088	178,031	—	178,031	—
Derivative financial liabilities	41	41	—	41	—
Deferred compensation liabilities	4,200	4,200	4,200	—	—

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	September 30, 2014	December 31, 2013
(Amounts in thousands)
Commitments to extend credit	$223,710	$216,179
Commitments related to secondary market mortgage loans	2,948	3,677
Standby letters of credit and financial guarantees	3,378	4,193

Total off-balance sheet risk	$230,036	$224,049

Reserve for unfunded commitments	$326	$326

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

Company Overview

First Community Bancshares, Inc. (“the Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates fifty-nine banking locations under the name First Community Bank in West Virginia, Virginia, and North Carolina and under the trade name Peoples Community Bank, a Division of First Community Bank, in Tennessee and South Carolina. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division, which reported combined assets under management of $700 million as of September 30, 2014. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, which operates eleven locations under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. We reported total assets of $2.55 billion as of September 30, 2014. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

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

Performance Overview

Highlights of our results of operations for the quarter and nine months ended September 30, 2014, and financial condition as of September 30, 2014, include the following:

•	Diluted earnings per common share of $0.36 for the third quarter of 2014 represents an increase of 38.46% over $0.26 reported for the third quarter of 2013. Diluted earnings per common share of $1.02 for the nine months ended September 30, 2014, represents an increase of 20.00% over $0.85 reported for the nine months ended September 30, 2013.

•	The non-covered loan portfolio increased $77.14 million compared to year-end 2013 and $102.91 million compared to the third quarter of 2013. This marks the sixth consecutive quarter non-covered loan growth has exceeded covered loan declines.

•	Non-covered delinquent loans as a percentage of total non-covered loans experienced a significant decrease of 97 basis points, or 43.11%, to 1.28% compared to the third quarter of 2013. The decrease is attributed to significant declines in non-covered nonaccrual loans. This marks the sixth consecutive quarter the percentage of non-covered delinquent loans to total non-covered loans has improved.

•	The Company experienced positive resolution of a sizeable credit during the third quarter, which resulted in the significant recovery of loan loss provision. Additionally, net charge-offs of $203 thousand were a decrease of $825 thousand, or 80.25%, from $1.03 million for the second quarter of 2014 and $1.40 million, or 87.33%, from $1.60 million for the third quarter of 2013.

•	The Company significantly exceeds regulatory “well capitalized” targets as of September 30, 2014, with a total risk-based capital ratio of 16.76%, a Tier 1 risk-based capital ratio of 15.51%, and a Tier 1 leverage ratio of 10.70%.

•	During the third quarter of 2014, the Company prepaid $35 million of a $50 million FHLB convertible advance.

•	During the third quarter of 2014, the Company announced the pending sale of 13 branches, 10 in the southeastern, coastal region of North Carolina and 3 in South Carolina, with deposits of approximately $230 million and loans of approximately $59 million. The transaction is expected to close during the fourth quarter of 2014.

•	On October 24, 2014, the Company completed the purchase of seven branches in southwestern Virginia and central North Carolina from Bank of America, with deposits of approximately $318 million.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	2014	2013	2014	2013	Increase (Decrease)	% Change	Increase (Decrease)	% Change
Net income	$7,043	$5,412	$19,775	$17,988	$1,631	30.14%	$1,787	9.93%
Net income available to common shareholders	6,815	5,151	19,092	17,216	1,664	32.30%	1,876	10.90%
Basic earnings per common share	0.37	0.26	1.04	0.86	0.11	42.31%	0.18	20.93%
Diluted earnings per common share	0.36	0.26	1.02	0.85	0.10	38.46%	0.17	20.00%
Return on average assets	1.06%	0.77%	0.99%	0.86%	0.29%	37.47%	0.13%	15.46%
Return on average common equity	8.15%	6.06%	7.86%	6.71%	2.09%	34.42%	1.15%	17.20%

Three Month Comparison. Net income increased in the third quarter of 2014 compared to the same quarter of the prior year primarily due to a $4.77 million decrease in the provision for loan losses, offset by a $3.05 million FHLB debt prepayment fee.

Nine Month Comparison. Net income increased in the first nine months of 2014 compared to the same period of the prior year primarily due to a $6.05 million decrease in the provision for loan losses, a $1.26 million decrease in salaries and employee benefits, and a $1.12 million decrease in the net amortization related to the FDIC indemnification asset, offset by a $3.05 million FHLB debt prepayment fee, a $2.44 million decrease in net interest income, and a $1.26 million decrease in other operating income.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 74.17% of total net interest and noninterest income in the third quarter of 2014 compared to 73.35% in the same quarter of 2013. Net interest income comprised 74.60% of total net interest and noninterest income in the first nine months of 2014 compared to 75.02% in the same period of 2013. For the following discussion, net interest income is presented on a tax equivalent basis to provide a comparison among all types of interest earning assets. The tax equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although non-GAAP, management believes this financial measure is more widely used in the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. We use this non-GAAP financial measure to monitor net interest income performance and manage the composition of our balance sheet.

The following tables present our average consolidated balance sheets in the periods indicated:

	Three Months Ended September 30,
	2014			2013
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,766,769	$23,460	5.27%	$1,694,243	$23,476	5.50%
Securities available-for-sale	376,778	2,811	2.96%	547,686	3,857	2.79%
Securities held-to-maturity	24,189	73	1.20%	597	12	7.97%
Interest-bearing deposits	45,826	40	0.35%	45,259	42	0.37%

Total earning assets	2,213,562	26,384	4.73%	2,287,785	27,387	4.75%
Other assets	331,771			356,847

Total assets	$2,545,333			$2,644,632

Liabilities
Interest-bearing deposits
Demand deposits	$349,013	$49	0.06%	$362,548	$58	0.06%
Savings deposits	521,334	121	0.09%	520,884	142	0.11%
Time deposits	675,454	1,612	0.95%	757,575	1,947	1.02%

Total interest-bearing deposits	1,545,801	1,782	0.46%	1,641,007	2,147	0.52%
Borrowings
Federal funds purchased	69	—	0.00%	—	—	—
Retail repurchase agreements	69,565	23	0.13%	65,382	34	0.21%
Wholesale repurchase agreements	50,000	474	3.76%	50,000	473	3.75%
FHLB advances and other borrowings	142,115	1,457	4.07%	165,868	1,716	4.10%

Total borrowings	261,749	1,954	2.96%	281,250	2,223	3.14%

Total interest-bearing liabilities	1,807,550	3,736	0.82%	1,922,257	4,370	0.90%

Noninterest-bearing demand deposits	371,877			349,156
Other liabilities	18,888			20,226

Total liabilities	2,198,315			2,291,639
Stockholders’ equity	347,018			352,993

Total liabilities and stockholders’ equity	$2,545,333			$2,644,632

Net interest income, tax equivalent		$22,648			$23,017

Net interest rate spread(3)			3.91%			3.85%

Net interest margin(4)			4.06%			3.99%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

	Nine Months Ended September 30,
	2014			2013
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,744,422	$69,818	5.35%	$1,697,533	$72,671	5.72%
Securities available-for-sale	434,462	9,808	3.02%	546,603	11,297	2.76%
Securities held-to-maturity	12,858	127	1.32%	700	43	8.21%
Interest-bearing deposits	40,587	117	0.39%	75,577	180	0.32%

Total earning assets	2,232,329	79,870	4.78%	2,320,413	84,191	4.85%
Other assets	337,298			355,025

Total assets	$2,569,627			$2,675,438

Liabilities
Interest-bearing deposits
Demand deposits	$363,780	$154	0.06%	$359,439	$173	0.06%
Savings deposits	525,269	387	0.10%	514,447	444	0.12%
Time deposits	695,585	4,964	0.95%	785,690	6,176	1.05%

Total interest-bearing deposits	1,584,634	5,505	0.46%	1,659,576	6,793	0.55%
Borrowings
Federal funds purchased	1,192	3	0.34%	—	—	—
Retail repurchase agreements	73,669	74	0.13%	71,476	240	0.45%
Wholesale repurchase agreements	50,000	1,405	3.76%	52,521	1,416	3.60%
FHLB advances and other borrowings	158,009	4,832	4.09%	169,190	5,113	4.04%

Total borrowings	282,870	6,314	2.98%	293,187	6,769	3.09%

Total interest-bearing liabilities	1,867,504	11,819	0.85%	1,952,763	13,562	0.93%

Noninterest-bearing demand deposits	343,568			341,903
Other liabilities	18,758			20,882

Total liabilities	2,229,830			2,315,548
Stockholders’ equity	339,797			359,890

Total liabilities and stockholders’ equity	$2,569,627			$2,675,438

Net interest income, tax equivalent		$68,051			$70,629

Net interest rate spread(3)			3.93%			3.92%

Net interest margin(4)			4.08%			4.07%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

The following table presents the impact on tax equivalent net interest income resulting from changes in volume, the average volume times the prior year’s average rate; rate, the average rate times the prior year’s average volume; and rate/volume, the average volume column times the change in average rate, in the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2014 Compared to 2013				September 30, 2014 Compared to 2013
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on:
Loans (FTE)	$2,982	$(979)	$(2,019)	$(16)	$2,007	$(4,730)	$(130)	$(2,853)
Securities available-for-sale (FTE)	(3,572)	229	2,297	(1,046)	(2,318)	1,043	(214)	(1,489)
Securities held-to-maturity (FTE)	1,407	(10)	(1,336)	61	747	(36)	(627)	84
Interest-bearing deposits with other banks	2	(2)	(2)	(2)	(83)	38	(18)	(63)

Total interest earning assets	819	(762)	(1,060)	(1,003)	353	(3,685)	(989)	(4,321)
Interest paid on:
Demand deposits	(6)	(7)	4	(9)	2	(21)	—	(19)
Savings deposits	—	(21)	—	(21)	9	(65)	(1)	(57)
Time deposits	(626)	(139)	430	(335)	(708)	(569)	65	(1,212)
Federal funds purchased	—	—	0	0	—	—	3	3
Retail repurchase agreements	6	(12)	(5)	(11)	7	(168)	(5)	(166)
Wholesale repurchase agreements	—	1	—	1	(68)	60	(3)	(11)
FHLB advances and other borrowings	(729)	(15)	485	(259)	(338)	61	(4)	(281)

Total interest-bearing liabilities	(1,355)	(193)	914	(634)	(1,096)	(702)	55	(1,743)

Change in net interest income, tax equivalent	$2,174	$(569)	$(1,974)	$(369)	$1,449	$(2,983)	$(1,044)	$(2,578)

The following table reconciles the differences between net interest income under GAAP and net interest income on a tax equivalent basis in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Amounts in thousands)
Net interest income, GAAP basis	$22,015	$22,326	$66,108	$68,550
Tax equivalent adjustment(1)	633	691	1,943	2,079

Net interest income, tax equivalent	$22,648	$23,017	$68,051	$70,629

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(Amounts in thousands)	Interest (1)	Average Yield/ Rate(1)	Interest (1)	Average Yield/ Rate(1)	Interest (1)	Average Yield/ Rate(1)	Interest (1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$23,460	5.27%	$23,476	5.50%	$69,818	5.35%	$72,671	5.72%
Accretion income	2,813		3,472		8,724		11,077
Less: cash accretion income	1,367		1,737		3,214		5,227

Non-cash accretion income	1,446		1,735		5,510		5,850

Loans, excluding non-cash accretion	22,014	4.94%	21,741	5.09%	64,308	4.93%	66,821	5.26%
Other earning assets	2,924	2.60%	3,911	2.61%	10,052	2.75%	11,520	2.47%

Total earning assets	24,938	4.47%	25,652	4.45%	74,360	4.46%	78,341	4.51%
Total interest-bearing liabilities	3,736	0.82%	4,370	0.90%	11,819	0.85%	13,562	0.93%

Net interest income, tax equivalent	$21,202		$21,282		$62,541		$64,779

Net interest rate spread(3), less non-cash accretion		3.65%		3.55%		3.61%		3.59%

Net interest margin(4), less non-cash accretion		3.80%		3.69%		3.75%		3.73%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

Three Month Comparison. Net interest income under GAAP decreased $311 thousand, or 1.39%, and tax equivalent net interest income decreased $369 thousand, or 1.60%, in the third quarter of 2014 compared to the same quarter of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 6 basis point increase in the net interest rate spread and a 7 basis point increase in the net interest margin.

Loan interest accretion stemming from the Peoples and Waccamaw acquisitions totaled $2.81 million in the third quarter of 2014, of which $1.37 million was received in cash, compared to $3.47 million in the same quarter of the prior year, of which $1.74 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 15 basis points, compared to a decrease of 23 basis points under GAAP. Excluding non-cash accretion income, the net interest margin increased 11 basis points compared to an increase of 7 basis points under GAAP. We expect the effect of accretion income on acquired loans to continue to be lessened in future periods.

Average earning assets decreased $74.22 million, or 3.24%, in the third quarter of 2014 compared to the same quarter of the prior year primarily due to the decrease in securities available for sale, which was offset by the increase in the noncovered loan portfolio. Interest-bearing deposits with banks, which are primarily comprised of excess liquidity kept at the Federal Reserve Bank (“FRB”) of Richmond, bear overnight market rates. The yield on earning assets decreased 2 basis points, which was largely due to a 23 basis point decrease in the yield on loans, a result of the continued low rate environment.

As of September 30, 2014, interest-bearing liabilities included interest-bearing deposits; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; FHLB advances; and other borrowings. Average interest-bearing liabilities decreased $114.71 million, or 5.97%, in the third quarter of 2014 compared to the same quarter of the prior year, primarily due to the prepayment of FHLB advances and the decline in average time deposit balances. During the third quarter of 2014, we prepaid $35 million of a $50 million FHLB convertible advance that matures in May 2017 and bears an interest rate of 4.21%. The yield on interest-bearing liabilities decreased 8 basis points, which was largely due to a 6 basis point decrease in the rate on interest-bearing deposits and a 17 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $95.21 million, or 5.80%, which was driven by an $82.12 million, or 10.84%, decrease in average time deposits and a $13.54 million, or 3.73%, decrease in interest-bearing demand deposits, partially offset by an increase in average savings deposits, which include money market and savings accounts, of $450 thousand, or 0.09%. Average borrowings decreased $19.50 million, or 6.93%, which was driven by a $23.75 million, or 14.32%, decrease in FHLB and other borrowings, partially offset by an increase in average retail repurchase agreements of $4.18 million, or 6.40%.

Nine Month Comparison. Net interest income under GAAP decreased $2.44 million, or 3.56%, and tax equivalent net interest income decreased $2.58 million, or 3.65%, in the first nine months of 2014 compared to the same period of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 1 basis point increase in both the net interest rate spread and the net interest margin.

Loan interest accretion stemming from the Peoples and Waccamaw acquisitions totaled $8.72 million in the first nine months of 2014, of which $3.21 million was received in cash, compared to $11.08 million in the same period of the prior year, of which $5.23 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 33 basis points compared to a decrease of 37 basis points under GAAP. Excluding non-cash accretion income, the net interest margin increased 2 basis points compared to an increase of 1 basis point under GAAP.

Average earning assets decreased $88.08 million, or 3.80%, in the first nine months of 2014 compared to the same period of the prior year primarily due to a decrease in securities available for sale, which was offset by the increase in the noncovered loan portfolio. The yield on earning assets decreased 7 basis points, which was largely due to a 37 basis point decrease in the yield on loans. During the first nine months of 2014, we purchased short-term bonds in the held-to-maturity category to provide for the funding necessary to extinguish certain wholesale borrowings as they come due.

Average interest-bearing liabilities decreased $85.26 million, or 4.37%, in the first nine months of 2014 compared to the same period of the prior year, primarily due to declines in average time deposit balances. The yield on interest-bearing liabilities decreased 8 basis points, which was largely due to an 8 basis point decrease in the rate on interest-bearing deposits and 10 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $74.94 million, or 4.52%, which was driven by a $90.11 million, or 11.47%, decrease in average time deposits, partially offset by increases in average interest-bearing demand deposits of $4.34 million, or 1.21%, and average savings deposits, which include money market and savings accounts, of $10.82 million, or 2.10%. Average borrowings decreased $10.32 million, or 3.52%, largely due to an $11.18 million, or 6.61%, decrease in FHLB and other borrowings.

Provision for Loan Losses

Three Month Comparison. The provision for loan losses is the amount added to the allowance for loan losses after net charge-offs have been deducted in order to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. A net recovery of $2.44 million was attributed to the provision for loan losses previously charged to operations in the third quarter of 2014, a decrease of $4.77 million, compared to a net provision of $2.33 million in the same quarter of the prior year. The recovery was primarily due to the release of specific reserves on a problem credit that experienced favorable resolution during the third quarter of 2014, as well as a decrease in specific reserves on loans identified as impaired during the quarter, lower average loss rates, significantly lower charge-offs, and lower classified asset levels. A recovery of $214 thousand was attributed to the provision for purchased credit impaired (“PCI”) loans in the third quarter of 2014 due to better than expected performance in the Waccamaw PCI loan portfolio, of which $110 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and $104 thousand was applied to operations. The provision for PCI loans in the third quarter of 2013 totaled $1.04 million, of which $812 was recorded through the FDIC indemnification asset and $223 thousand was applied to operations. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Nine Month Comparison. The provision charged to operations of $633 thousand was reduced by $6.05 million in the first nine months of 2014 compared to the same period of the prior year due to the release of specific reserves on a problem credit that experienced favorable resolution during the third quarter of 2014, as well as a decrease in specific reserves on loans identified as impaired during the period, lower average loss rates, significantly lower charge-offs, and lower classified asset levels. A recovery of $551 thousand was attributed to the provision for PCI loans in the first nine months of 2014 due to better than expected performance in the Waccamaw PCI loan portfolio, of which $451 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and $100 thousand was applied to operations. The provision for PCI loans in the first nine months of 2013 totaled $1.04 million, of which $812 thousand was recorded through the FDIC indemnification asset and $223 thousand was applied to operations. There was no provision attributed to PCI loans prior to the third quarter of 2013. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 25.83% of total net interest and noninterest income in the third quarter of 2014 compared to 26.65% in the same quarter of the prior year. Noninterest income comprised 25.40% of total net interest and noninterest income in the first nine months of 2014 compared to 24.98% in the same period of the prior year.

The following table presents the components of, and changes in, noninterest income in the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2014	2013	2014	2013
(Amounts in thousands)
Wealth management	$670	$863	$2,396	$2,680	$(193)	-22.36%	$(284)	-10.60%
Service charges on deposit accounts	3,606	3,582	10,099	10,065	24	0.67%	34	0.34%
Other service charges and fees	1,852	1,777	5,473	5,356	75	4.22%	117	2.18%
Insurance commissions	1,695	1,559	5,113	4,533	136	8.72%	580	12.80%
Net impairment loss	(219)	—	(737)	—	(219)	—	(737)	—
Net gain (loss) on sale of securities	320	(39)	306	191	359	-920.51%	115	60.21%
Net FDIC indemnification asset amortization	(1,096)	(1,089)	(3,166)	(4,290)	(7)	0.64%	1,124	-26.20%
Other operating income	839	1,458	3,021	4,285	(619)	-42.46%	(1,264)	-29.50%

Noninterest income	$7,667	$8,111	$22,505	$22,820	$(444)	-5.47%	$(315)	-1.38%

Three Month Comparison. Noninterest income decreased $444 thousand, or 5.47%, in the third quarter of 2014 compared to the same quarter of the prior year. Wealth management revenues, which include fees and commissions for trust and investment advisory services, decreased as a result of a decrease in FCWM income. Service charges on deposit accounts and other charges and fees increased primarily from an increase in interchange fee income and credit card income. Insurance commissions increased largely due to a general increase in premium commissions. In the third quarter of 2014, we incurred OTTI charges of $219 thousand related to a non-Agency mortgage-backed security (“MBS”) and realized a net gain of $320 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net amortization related to the FDIC indemnification asset of $1.10 million as a result of improved loss estimates in the covered Waccamaw loan portfolio. Other operating income decreased primarily due to a $510 thousand decrease in secondary market income and a $107 thousand decrease in income from bank owned life insurance policies.

Excluding the impact from OTTI charges, the sale of securities, and the net amortization on the FDIC indemnification asset, noninterest income decreased $577 thousand, or 6.25%, to $8.66 million in the third quarter of 2014, compared with $9.24 million in the same quarter of the prior year.

Nine Month Comparison. Noninterest income decreased $315 thousand, or 1.38%, in the first nine months of 2014 compared to the same period of the prior year. Wealth management revenues decreased as a result of the recognition of estate settlement fees and decrease in FCWM income. Service charges on deposit accounts and other charges and fees increased primarily from an increase in monthly service charges on demand deposit accounts and credit card income, offset by a decrease in nonsufficient fee income. Insurance commissions increased largely due to increased levels of contingent profit-sharing commissions and a general increase in premium commissions. In the first nine months of 2014, we incurred OTTI charges of $737 thousand related to a non-Agency MBS and certain equity holdings and realized a net gain of $306 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net amortization related to the FDIC indemnification asset of $3.17 million as a result of improved loss estimates in the covered Waccamaw loan portfolio. Other operating income decreased primarily due to a $504 thousand decrease in secondary market income, a $378 thousand decrease from a loyalty incentive received from a third-party vendor in 2013, and a $296 thousand decrease in gains recognized from debt prepayments in 2013.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, a nonrecurring life insurance benefit, and the net gain on debt prepayments, noninterest income decreased $1.06 million, or 3.97%, to $25.57 million in the first nine months of 2014, compared with $26.62 million in the same period of the prior year.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		Increase		Increase
(Amounts in thousands)	2014	2013	2014	2013	(Decrease)	% Change	(Decrease)	% Change
Salaries and employee benefits	$9,924	$11,080	$29,872	$31,150	$(1,156)	-10.43%	$(1,278)	-4.10%
Occupancy of bank premises	1,469	1,700	4,825	5,350	(231)	-13.59%	(525)	-9.81%
Furniture and equipment	1,212	1,288	3,611	3,931	(76)	-5.90%	(320)	-8.14%
Amortization of intangible assets	179	183	532	545	(4)	-2.19%	(13)	-2.39%
FDIC premiums and assessments	419	460	1,311	1,401	(41)	-8.91%	(90)	-6.42%
FHLB debt prepayment	3,047	—	3,047	—	3,047	—	3,047	—
Merger, acquisition, and divestiture	285	—	285	57	285	—	228	400.00%
Other operating expense	4,934	5,442	15,329	15,796	(508)	-9.33%	(467)	-2.96%

Total noninterest expense	$21,469	$20,153	$58,812	$58,230	$1,316	6.53%	$582	1.00%

Three Month Comparison. Noninterest expense increased $1.32 million, or 6.53%, in the third quarter of 2014 compared to the same quarter of the prior year. Salaries and employee benefits decreased primarily from a one-time charge to accrue for contractual executive severance of $1.07 million in the same quarter of the prior year. Exclusive of the severance charge, salaries and employee benefits decreased $85 thousand, or 0.85%, for the quarter ended September 30, 2014, compared with the same quarter of 2013. Full-time equivalent employees, calculated using the number of hours worked, decreased to 691 as of September 30, 2014, from 726 as of September 30, 2013. The reduction in full-time equivalent employees was primarily seen throughout our North Carolina branches. Occupancy, furniture, and equipment expense decreased $307 thousand, or 10.27%, in the third quarter of 2014, which was primarily due to branch closures between the periods. In the third quarter of 2014, we prepaid $35 million of a $50 million FHLB convertible advance that matures in May 2017 and bears an interest rate of 4.21%, which resulted in a prepayment penalty of $3.05 million. Acquisition and divestiture expense totaled $285 thousand in the third quarter of 2014, which was related to the pending seven branch acquisitions from Bank of America and thirteen branch sales to CresCom Bank. The decrease in other operating expense included a $282 thousand decrease in problem loan expense, a $252 thousand decrease in marketing expense, and a $175 thousand decrease in legal expense. The decrease was offset by an increase in other service fees of $155 thousand and an increase in the net loss on sales and expenses related to OREO of $307 thousand to $579 thousand in the third quarter of 2014 compared to $273 thousand in the same quarter of the prior year.

Nine Month Comparison. Noninterest expense experienced an increase of $582 thousand, or 1.00%, in the first nine months of 2014 compared to the same period of the prior year. Salaries and employee benefits decreased primarily from a one-time charge to accrue for contractual executive severance of $1.07 million in the same quarter of the prior year. Exclusive of the severance charge, salaries and employee benefits decreased $207 thousand, or 0.69%, for the nine months ended September 30, 2014, compared with the same period of 2013. Occupancy, furniture, and equipment expense decreased $845 thousand, or 9.10%, in the first nine months of 2014, which was primarily due to branch closures between the periods. In the first nine months of 2014, we incurred a FHLB debt prepayment penalty of $3.05 million. Acquisition and divestiture expense totaled $285 thousand in the first nine months of 2014 related to the pending branch acquisitions and divestitures. The decrease in other operating expense included a $587 thousand decrease in marketing expenses and a $335 thousand decrease in legal expenses, offset by an increase in the net loss on sales and expenses related to OREO of $623 thousand to $1.69 million in the first nine months of 2014 compared to $1.07 million in the same period of the prior year.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of officers’ life insurance policies, which are both exempt from federal income tax. Income tax expense increased $1.07 million, or 42.14%, and the effective rate increased 197 basis points to 33.89% in the third quarter of 2014 compared to the same quarter of the prior year. Income tax expense increased $921 thousand, or 10.87%, and the effective rate increased 19 basis points to 32.21% in the first nine months of 2014 compared to the same period of the prior year. Increases in the effective tax rates were largely due to an increase in taxable revenues as a percent of net earnings and a decrease in the relative amounts of nontaxable revenues.

Financial Condition

Total assets were $2.55 billion as of September 30, 2014, a decrease of $52.39 million, or 2.01%, compared with $2.60 billion as of December 31, 2013. Total liabilities were $2.20 billion as of September 30, 2014, a decrease of $71.02 million, or 3.12%, compared with $2.27 billion as of December 31, 2013. Our book value per as-converted common share was $17.85 as of September 30, 2014, an increase of 106 basis points, compared with $16.79 as of December 31, 2013.

Investment Securities

Available-for-sale securities as of September 30, 2014, decreased $168.13 million, or 32.34%, compared to December 31, 2013. The market value of securities available-for-sale as a percentage of amortized cost was 97.56% as of September 30, 2014, compared to 95.97% as of December 31, 2013.

Held-to-maturity securities as of September 30, 2014, increased $30.46 million to $31.03 million compared to $568 thousand as of December 31, 2013, due to the purchase of short-term bonds to provide funding to extinguish certain wholesale borrowings when due. Investment securities classified as held to maturity are comprised primarily of U.S. Agency securities and high grade municipal bonds. The market value of securities held to maturity as a percentage of amortized cost was 99.59% as of September 30, 2014, compared with 101.94% as of December 31, 2013.

We recognized credit-related OTTI charges in earnings associated with debt securities beneficially owned of $219 thousand for the three months ended September 30, 2014, and no charges for the three months ended September 30, 2013. We recognized credit-related OTTI charges in earnings associated with debt securities beneficially owned of $705 thousand for the nine months ended September 30, 2014, and no charges for the nine months ended September 30, 2013. These charges were related to a non-Agency MBS. Temporary impairment on the non-Agency MBS is primarily related to changes in interest rates. We recognized no OTTI charges in earnings associated with equity securities for the three months ended September 30, 2014, or the three months ended September 30, 2013. We recognized OTTI charges in earnings associated with certain equity securities of $32 thousand for the nine months ended September 30, 2014, and no charges for the nine months ended September 30, 2013. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Sale

Loans held for sale as of September 30, 2014, increased $267 thousand, or 30.24%, compared to December 31, 2013. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments related to secondary market mortgage loans as of September 30, 2014, was $2.95 million for 20 loans compared to $3.68 million for 19 loans as of December 31, 2013.

Loans Held for Investment

Loans held for investment as of September 30, 2014, increased $52.07 million, or 3.04%, compared to December 31, 2013. The increase was primarily due to continued growth in commercial real estate originations in the Carolinas and southern West Virginia. The non-covered loan portfolio increased $77.14 million, or 4.95%, compared to December 31, 2013. The average loan to deposit ratio was 92.13% for the three months ended September 30, 2014, compared to 85.13% for the same period of 2013, and 90.47% for the nine months ended September 30, 2014, compared to 84.81% for the same period of 2013. Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. See Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated:

	September 30, 2014		December 31, 2013		September 30, 2013
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$42,775	2.43%	$35,255	2.06%	$55,791	3.29%
Commercial and industrial	88,709	5.03%	95,455	5.58%	95,972	5.66%
Multi-family residential	99,812	5.66%	70,197	4.10%	56,079	3.31%
Single family non-owner occupied	143,904	8.16%	135,559	7.92%	132,253	7.79%
Non-farm, non-residential	491,933	27.91%	475,911	27.82%	455,247	26.83%
Agricultural	2,149	0.12%	2,324	0.14%	2,274	0.13%
Farmland	31,938	1.81%	32,614	1.91%	31,885	1.88%

Total commercial loans	901,220	51.12%	847,315	49.53%	829,501	48.89%
Consumer real estate loans
Home equity lines	112,863	6.40%	111,770	6.53%	109,611	6.46%
Single family owner occupied	498,523	28.28%	496,012	28.99%	492,424	29.02%
Owner occupied construction	45,015	2.56%	28,703	1.68%	25,349	1.50%

Total consumer real estate loans	656,401	37.24%	636,485	37.20%	627,384	36.98%
Consumer and other loans
Consumer loans	71,252	4.04%	71,313	4.17%	71,679	4.22%
Other	7,308	0.42%	3,926	0.23%	4,708	0.28%

Total consumer and other loans	78,560	4.46%	75,239	4.40%	76,387	4.50%

Non-covered loans held for investment	1,636,181	92.82%	1,559,039	91.13%	1,533,272	90.37%
Covered loans	126,611	7.18%	151,682	8.87%	163,425	9.63%
Less unearned income	—		—		—

Total loans held for investment	1,762,792	100.00%	1,710,721	100.00%	1,696,697	100.00%
Allowance for loan losses	21,159		24,077		24,665

Total loans held for investment, less allowance	1,741,633		1,686,644		1,672,032

Loans held for sale	$1,150		$883		$825

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

(Amounts in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Non-covered nonperforming
Nonaccrual loans	$11,480	$19,161	$26,397
Accruing loans past due 90 days or more	—	—	—
TDRs(1)	3,450	1,311	2,228

Total nonperforming loans	14,930	20,472	28,625
Non-covered OREO	5,612	7,318	5,450

Total nonperforming assets	$20,542	$27,790	$34,075

Covered nonperforming
Nonaccrual loans	$1,131	$3,353	$3,579
Accruing loans past due 90 days or more	—	86	82

Total nonperforming loans	1,131	3,439	3,661
Covered OREO	7,620	7,541	7,381

Total nonperforming assets	$8,751	$10,980	$11,042

Total nonperforming
Nonaccrual loans	$12,611	$22,514	$29,976
Accruing loans past due 90 days or more	—	86	82
TDRs(1)	3,450	1,311	2,228

Total nonperforming loans	16,061	23,911	32,286
OREO	13,232	14,859	12,831

Total nonperforming assets	$29,293	$38,770	$45,117

Additional Information
Performing TDRs(2)	$11,701	$10,900	$9,697
Total TDRs(3)	15,151	12,211	11,925
Non-covered ratios
Nonperforming loans to total loans	0.91%	1.31%	1.87%
Nonperforming assets to total assets	0.85%	1.14%	1.37%
Non-PCI allowance to nonperforming loans	140.35%	113.92%	82.52%
Non-PCI allowance to total loans	1.28%	1.50%	1.54%
Total ratios
Nonperforming loans to total loans	0.91%	1.40%	1.90%
Nonperforming assets to total assets	1.15%	1.49%	1.70%
Allowance for loan losses to nonperforming loans	131.74%	100.69%	76.40%
Allowance for loan losses to total loans	1.20%	1.41%	1.45%

(1)	TDRs not performing or restructured within the past six months, excludes nonaccrual TDRs of $306 thousand, $734 thousand, and $1.04 million for the periods ended September 30, 2014, December 31, 2013, and September 30, 2013, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excludes nonaccrual TDRs of $179 thousand, $1.47 million, and $1.62 million for the periods ended September 30, 2014, December 31, 2013, and September 30, 2013, respectively.
(3)	Perfoming and nonperforming TDRs, excludes nonaccrual TDRs of $485 thousand, $2.20 million, and $2.66 million for the periods ended September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

Non-covered nonperforming assets totaled $20.54 million as of September 30, 2014, a $7.25 million, or 26.08%, decrease from December 31, 2013, and a $13.53 million, or 39.72%, decrease from September 30, 2013. Non-covered nonperforming assets as a percentage of total non-covered assets were 0.85% as of September 30, 2014, 1.14% as of December 31, 2013, and 1.37% as of September 30, 2013.

Non-covered nonaccrual loans totaled $11.48 million as of September 30, 2014, $19.16 million as of December 31, 2013, and $26.40 million as of September 30, 2013. As of September 30, 2014, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (47.88%); commercial and industrial (20.52%); and non-farm, non-residential (20.36%). As of September 30, 2014, approximately $1.48 million, or 12.90%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to the estimated realizable value or assigned specific reserves within the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

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

Accruing TDRs totaled $15.15 million as of September 30, 2014, $12.21 million as of December 31, 2013, and $11.93 million as of September 30, 2013. Nonperforming accruing TDRs totaled $3.45 million, or 22.77%, of total accruing TDRs as of September 30, 2014, as compared to 10.74% of accruing TDRs as of December 31, 2013, and 18.68% of accruing TDRs as of September 30, 2013. The allowance for loan losses attributed to TDRs totaled $653 thousand as of September 30, 2014, $1.84 million as of December 31, 2013, and $1.69 million as of September 30, 2013.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were no covered accruing loans contractually past due 90 days or as of September 30, 2014, compared to $86 thousand as of December 31, 2013, and $82 thousand as of September 30, 2013.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, totaled $5.61 million as of September 30, 2014, a decrease of $1.71 million, or 23.31%, compared with December 31, 2013. As of September 30, 2014, non-covered OREO consisted of 55 properties with an average holding period of 8 months. The net loss on the sale of OREO totaled $422 thousand in the third quarter of 2014 compared to $264 thousand in the same quarter of the prior year. The net loss on the sale of OREO totaled $1.20 million in the first nine months of 2014 compared to $606 thousand in the same period of the prior year. Pursuant to FDIC loss share agreements, covered OREO is presented net of the related fair value discount. The following tables detail activity within OREO for the periods indicated:

(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1, 2013	$5,749	$3,255	$9,004
Additions	6,651	6,978	13,629
Disposals	(6,106)	(1,827)	(7,933)
Valuation adjustments	(844)	(1,025)	(1,869)

Ending balance, September 30, 2013	$5,450	$7,381	$12,831

Beginning balance, January 1, 2014	$7,318	$7,541	$14,859
Additions	3,111	6,509	9,620
Disposals	(4,016)	(4,839)	(8,855)
Valuation adjustments	(801)	(1,591)	(2,392)

Ending balance, September 30, 2014	$5,612	$7,620	$13,232

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $20.94 million as of September 30, 2014, a decrease of $9.92 million, or 32.14%, compared with December 31, 2013, and a decrease of $13.52 million, or 39.23%, compared with September 30, 2013. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.28% as of September 30, 2014, which is attributed to loans 30 to 89 days past due of 0.58% and nonaccrual loans of 0.70%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 0.91% as of September 30, 2014, 1.31% at December 31, 2013, and 1.87% at September 30, 2013.

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

Our allowance for loan losses totaled $21.16 million as of September 30, 2014, $24.08 million as of December 31, 2013, and $24.67 million as of September 30, 2013. During the third quarter of 2014, we released $3.2 million of specific reserves as a result of a favorable resolution of litigation related to a large, commercial non-performing credit. The allowance attributed to non-PCI loans as a percentage of non-covered loans held for investment was 1.28% as of September 30, 2014, 1.50% at December 31, 2013, and 1.54% at September 30, 2013. The cash flow analysis performed for the third quarter of 2014 identified one of our seven PCI loan pools as impaired with a cumulative impairment of $196 thousand as of September 30, 2014. The portfolio will continue to be monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in a future period.

Our qualitative risk factors continue to reflect a reduced risk of loan losses due to improvements in unemployment trends, general economic conditions, and asset quality metrics. As of September 30, 2014, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods. Net charge-offs decreased $1.40 million, or 87.33%, in the third quarter of 2014 compared to the same quarter of the prior year and decreased $5.50 million, or 63.94%, in the first nine months of 2014 compared to the same period of the prior year.

The following table presents activity in our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2014			2013
(Amounts in thousands)	Non-acquired Impaired	Acquired Impaired	Total	Non-acquired Impaired	Acquired Impaired	Total
Beginning balance	$23,493	$418	$23,911	$23,114	$8	$23,122
(Recovery of) provision for loan losses	(2,335)	(214)	(2,549)	2,110	1,035	3,145
Benefit attributable to the FDIC indemnification asset	—	110	110	—	(812)	(812)

(Recovery of) provision for loan losses charged to operations	(2,335)	(104)	(2,439)	2,110	223	2,333
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	—	(110)	(110)	—	812	812
Charge-offs	(1,118)	—	(1,118)	(3,022)	—	(3,022)
Recoveries	915	—	915	1,420	—	1,420

Net charge-offs	(203)	—	(203)	(1,602)	—	(1,602)

Ending balance	$20,955	$204	$21,159	$23,622	$1,043	$24,665

	Nine Months Ended September 30,
	2014			2013
(Amounts in thousands)	Non-acquired Impaired	Acquired Impaired	Total	Non-acquired Impaired	Acquired Impaired	Total
Beginning balance	$23,322	$755	$24,077	$25,762	$8	$25,770
Provision for (recovery of) loan losses	733	(551)	182	6,457	1,035	7,492
Benefit attributable to the FDIC indemnification asset	—	451	451	—	(812)	(812)

Provision for (recovery of) loan losses charged to operations	733	(100)	633	6,457	223	6,680
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	—	(451)	(451)	—	812	812
Charge-offs	(5,119)	—	(5,119)	(11,511)	—	(11,511)
Recoveries	2,019	—	2,019	2,914	—	2,914

Net charge-offs	(3,100)	—	(3,100)	(8,597)	—	(8,597)

Ending balance	$20,955	$204	$21,159	$23,622	$1,043	$24,665

Deposits

Total deposits as of September 30, 2014, decreased $18.47 million, or 0.95%, compared to December 31, 2013. Noninterest-bearing deposits increased $57.84 million as of September 30, 2014, compared to December 31, 2013. Interest-bearing deposits decreased $14.23 million; savings deposits, which include money market and savings accounts, decreased $4.11 million; and time deposits decreased $57.97 million as of September 30, 2014, compared to December 31, 2013.

Borrowings

Total borrowings as of September 30, 2014, decreased $54.91 million, or 18.28%, compared to December 31, 2013. Short-term borrowings consist of federal funds purchased and retail repurchase agreements. No federal funds were purchased as of September 30, 2014, compared to $16.00 million as of December 31, 2013. The balance of retail repurchase agreements decreased $3.87 million, or 5.66%, as of September 30, 2014, compared to December 31, 2013. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance and weighted average rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of September 30, 2014, compared to December 31, 2013. As of September 30, 2014, wholesale repurchase agreements had contractual maturities between two and five years. The balance of FHLB borrowings decreased $35.00 million, or 23.33%, and the weighted average rate decreased 3 basis points to 4.09% as of September 30, 2014, compared to December 31, 2013. As of September 30, 2014, FHLB borrowings had contractual maturities between two and seven years. During the third quarter of 2014, we prepaid $35 million of a $50 million FHLB convertible advance that matures in May 2017 and bears an interest rate of 4.21%, which resulted in a prepayment penalty of $3.05 million.

Stockholders’ Equity

Total stockholders’ equity increased $18.63 million, or 5.67%, from $328.61 million as of December 31, 2013, to $347.24 million as of September 30, 2014. The change in stockholders’ equity was largely impacted by net income of $19.78 million, dividends declared on our common and Series A Noncumulative Convertible Preferred Stock of $7.49 million, repurchases of 132,773 shares of our common stock totaling $2.15 million, and other comprehensive income (“OCI”) of $8.29 million. OCI was driven by unrealized gains on available-for-sale securities.

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

As of September 30, 2014, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $105.92 million, availability on federal funds lines with correspondent banks of $105.00 million, credit available from the Federal Reserve Bank discount window of $9.09 million, unused borrowing capacity with the FHLB of $395.44 million, and unpledged available-for-sale securities of $91.24 million. Cash on hand and deposits with other financial institutions, as well as lines of credit extended from correspondent banks and the FHLB, are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of September 30, 2014, the Company’s liquid assets consisted of cash and investment securities totaling $30.05 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. As of September 30, 2014, there was no outstanding balance on the line.

Capital Resources

Risk-based capital guidelines, promulgated by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. As of September 30, 2014, and December 31, 2013, the Company and the Bank were deemed “well capitalized” under regulatory capital adequacy standards. The following table presents our capital ratios as of the dates indicated:

	September 30, 2014	December 31, 2013
Total risk-based capital ratio
First Community Bancshares, Inc.	16.76%	16.44%
First Community Bank	14.77%	14.55%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	15.51%	15.19%
First Community Bank	13.52%	13.30%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.70%	9.95%
First Community Bank	9.27%	8.63%

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

(Amounts in thousands)	September 30, 2014	December 31, 2013
Commitments to extend credit	$223,710	$216,179
Commitments related to secondary market mortgage loans	2,948	3,677
Standby letters of credit and financial guarantees	3,378	4,193

Total off-balance sheet risk	$230,036	$224,049

Reserve for unfunded commitments	$326	$326

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates plus 300 to minus 100 basis point changes from the base case rate simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month time period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of September 30, 2014, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%.

(Amounts in thousands, except basis points)	September 30, 2014		December 31, 2013
Increase (Decrease) in Interest Rates in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
300	$552	0.6	$2,649	3.1
200	151	0.2	1,517	1.8
100	(168)	(0.2)	454	0.5
(100)	827	1.0	497	0.6

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
July 1-31, 2014	1,273	$15.56	1,273	902,736
August 1-31, 2014	—	—	—	902,736
September 1-30, 2014	—	—	—	903,236

Total	1,273	$15.56	1,273

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 3,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 2,096,764 shares in treasury as of September 30, 2014.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2. (32)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Wrap Plan, as amended and restated. (16)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (31)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.15**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.17**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.18**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (33)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (34)

10.24	Purchase and Assumption Agreement between Bank of America, National Association and First Community Bank. (35)

10.25	Purchase and Assumption Agreement between First Community Bank and CresCom Bank. (36)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014, (Unaudited), and December 31, 2013; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(18)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.

(32)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(33)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(34)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(35)	Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K/A dated June 9, 2014, filed on June 10, 2014.
(36)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 6, 2014, filed on August 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2014.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2014, (Unaudited), and December 31, 2013; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2014 and 2013; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).