Form 10-K
period 2014-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2015-03-03
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number 000-19297

FIRST COMMUNITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Nevada	55-0694814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 989 Bluefield, Virginia	24605-0989
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (276) 326-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	NASDAQ Global Select

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $200.41 million.

As of February 26, 2015, there were 18,545,619 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2015, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANCSHARES, INC.

2014 FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

We may make forward-looking statements in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K and the accompanying Exhibits, filings incorporated by reference, reports to our shareholders, and other communications that we make in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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

•

the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance, and the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;

•

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

We caution that the foregoing list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Annual Report on Form 10-K and other reports we filed with the Securities and Exchange Commission. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to our Company. See Item 1A, “Risk Factors,” in Part I of this report.

PART I

Item 1.	Business.

Corporate Overview

First Community Bancshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of Nevada in 1997. The Company provides commercial banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. Our operations are guided by a strategic plan focusing on organic growth that may be supplemented by strategic acquisitions.

The Company provides insurance services through its wholly owned, full-service insurance agency subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”). Greenpoint operates under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia.

The Bank offers wealth management and investment advice through its wholly owned subsidiary First Community Wealth Management and the Bank’s Trust Division. The Company is the common stockholder of FCBI Capital Trust (the “Trust”), which was created in October 2003 to issue trust preferred securities to raise capital for the Company.

The Company is a legal entity that is separate and distinct from its affiliates. As a financial holding company, the Company is required to act as a source of financial strength for its subsidiary bank. The Company’s principal source of revenue is derived from dividends paid by the Bank, which are subject to certain restrictions by regulatory agencies and determined in relation to earnings, asset growth, and capital position. For additional information see “Regulation and Supervision” below.

Operations

We operate in one business segment: Community Banking. The Community Banking segment consists of commercial and consumer banking, lending activities, wealth management, and insurance services. Our principal executive office is located at One Community Place, Bluefield, Virginia. As of December 31, 2014, we operated 63 locations in 4 states: Virginia, West Virginia, North Carolina, and Tennessee. We serve a diverse base of individuals and businesses across a variety of industries, such as manufacturing, mining services, construction, retail, healthcare, military, and transportation. We have no material concentrations of deposits or loans related to any single customer or industry. See Item 6, “Selected Financial Data,” in Part II of this report for a summary of our financial performance.

We offer a wide range of services and products to our customers:

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

Employees

As of December 31, 2014, we had 678 full-time equivalent employees. Our employees are not represented by collective bargaining agreements and we consider employee relations to be excellent.

Competition

The financial services industry is highly competitive and there is substantial competition in attracting deposit and loan relationships in our market areas. The ability of non-bank financial entities to provide services previously reserved for commercial banks has intensified competition. We compete with other commercial banks and financial service providers, including thrifts, savings and loan associations, credit unions, consumer finance companies, commercial finance and leasing companies, securities firms, brokerage firms, and insurance companies. Competition for deposits generally comes from other commercial banks, savings institutions, credit unions, mutual funds, and other investment alternatives. Factors that influence our ability to attract and retain deposits include interest rates, personalized services, quality and variety of financial offerings, convenience of office locations, automated services, and office hours. Competition for commercial and business loans generally comes from other commercial banks and commercial finance and leasing companies while competition for mortgage loans primarily comes from other commercial banks, savings institutions, mortgage banking firms, mortgage brokers, and insurance companies. Factors that influence our ability to originate loans include interest rates, loan origination fees, quality and variety of lending offerings, and personalized services. Our competitors may have greater resources and higher lending limits that allow them to offer services we do not provide. Competition could intensify in the future as a result of general and local economic conditions, industry consolidation, bank failures, technological developments, and banking regulatory reform. See “Competition” in the “Executive Overview” section in Part II, Item 7 of this report.

Available Information

Under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we are required to file annual, quarterly, and current reports; proxy statements; and other information with the Securities and Exchange Commission (“SEC”). Any document we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for additional information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information, including any amendments to those reports, are available free of charge on our website, www.fcbinc.com, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Investors are encouraged to access these reports and other information about our business. Information about our Board of Directors, executive officers, and corporate governance policies and principles is included on our website and includes the Standards of Conduct governing the Company’s directors, officers, and employees; the charters of the standing committees of the Company’s Board of Directors; and the Company’s Insider Trading and Disclosure Policy. Additional information found on our website is not part of this report.

Regulation and Supervision

Banks and financial holding companies operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation under applicable federal and state laws and various regulatory agencies. The regulations are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and the banking system as a whole and are generally not for the protection of stockholders or creditors. Banking agencies have broad enforcement powers over banks and financial holding companies to impose substantial fines and penalties for violations of laws and regulations.

The following discussion summarizes certain laws, rules, and regulations that affect our Company. These summaries are not intended to be complete and are qualified in their entirety by reference to the applicable statute or regulation. A change in laws, rules, and regulations may have a material effect on our Company.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, sweeping financial regulatory reform legislation entitled the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including the following provisions:

•

centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•

requires financial holding companies, such as the Company, to be well capitalized and well managed as of July 21, 2011 (bank holding companies and banks must also be well capitalized and well managed to engage in interstate bank acquisitions);

•

imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institutions themselves;

•	implements corporate governance revisions, including executive compensation and proxy access by shareholders;

•	makes permanent the $250 thousand limit for federal deposit insurance;

•	repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

amends the Electronic Fund Transfer Act to, among other things, give the Board of Governors of the Federal Reserve System (“Federal Reserve”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and enforces a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	increases the authority of the Federal Reserve to examine bank holding companies, such as the Company, and their non-bank subsidiaries.

Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (“Mortgage Reform Act”), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators. The Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts, or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive, or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure that responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also contains laws affecting the securitization of mortgages, and other assets, with requirements for risk retention by securitizers and requirements for regulating credit rating agencies. Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and will take effect over several years, making it difficult to anticipate the financial impact on our Company, our customers, or the general financial industry. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase costs associated with deposits, as well as place limitations on certain revenues those deposits may generate.

First Community Bancshares, Inc.

The Company is a financial holding company organized under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company is subject to supervision, regulation, and examination by the Federal Reserve. The GLB Act, BHC Act, and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities they may engage in and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The BHC Act generally provides for umbrella regulation of financial holding companies, such as the Company, by the Federal Reserve, as well as functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act as administered by the SEC. The Company’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “FCBC,” and is subject to the rules of NASDAQ for listed companies.

Regulatory Restrictions on Dividends: Source of Strength

The Federal Reserve’s policy has historically required bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, even when it may not be in a financial position to provide such resources. Federal Reserve policy states that bank holding companies may pay cash dividends on common stock only from income available over the past year if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries. A bank holding company may be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary in certain situations.

In addition, the Company and the Bank are subject to other regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority may determine that the payment of dividends would be an unsafe or unsound practice, under certain circumstances regarding the financial condition of a bank holding company or a bank, and prohibit dividend payments. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In the current financial and economic environment, the Federal Reserve has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong, and has noted that bank holding companies should carefully review their dividend policy.

Scope of Permissible Activities

Under the BHC Act, bank holding companies are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or other activities that the Federal Reserve has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or all, or substantially all, of the assets of a bank. When approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider the financial and managerial resources and future prospects of the bank holding company and the target bank, the convenience and needs of the communities to be served, and various competitive factors. The BHC Act also prohibits a bank holding company from acquiring direct or indirect control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto.

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

Under the GLB Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve if each of its subsidiary banks is well capitalized under the FDIC Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. The Company elected financial holding company status in December 2006. Since July 2011, the Company’s status is dependent on maintaining a well-capitalized and well-managed status under applicable Federal Reserve regulations. If a financial holding company fails to meet these requirements, the Federal Reserve may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. The Federal Reserve may require divestiture of the holding company’s depository institutions if the deficiencies persist.

The Dodd-Frank Act amended the BHC Act to require federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules became effective on April 1, 2014, but the Federal Reserve issued an order on December 18, 2014, extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2016. The Federal Reserve also announced its intention to grant an additional one-year extension of the conformance period to July 21, 2017. On January 14, 2014, the banking agencies approved an interim rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the prohibitions under the Volcker Rule. Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted, we do not expect that the Volcker Rule will have a material effect on the operations of the Company and subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

Capital Adequacy Requirements

The Federal Reserve uses two types of capital adequacy guidelines for holding companies: a two-tiered risk-based capital guideline and a leverage capital ratio guideline. The two-tiered risk-based capital guideline assigns risk weightings to all assets and certain off-balance sheet items. The guideline establishes a minimum ratio of Tier 1 capital to the aggregate dollar amount of risk-weighted assets (which amount is usually less than the aggregate dollar amount of such assets without risk weighting) and of total capital (Tier 1 capital plus Tier 2 capital, as adjusted) to the aggregate dollar amount of risk-weighted assets. The leverage ratio guideline establishes a minimum ratio of the holding company’s Tier 1 capital to its total tangible assets (total assets less goodwill and certain identifiable intangibles) without risk-weighting. As discussed below, the Bank is subject to similar capital requirements.

Under both guidelines, Tier 1 capital is defined to include common shareholders’ equity comprised of retained earnings; qualifying noncumulative perpetual preferred stock and related surplus; qualifying cumulative perpetual preferred stock and related surplus; minority interests in the equity accounts of consolidated subsidiaries, which are limited to a maximum of 25% of Tier 1 capital; and certain trust preferred securities. The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued before that date continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as the Company. Goodwill and most intangible assets are deducted from Tier 1 capital. Tier 2 capital, sometimes referred to as supplementary capital, is defined to include, subject to limitation: perpetual preferred stock not included in Tier 1 capital; intermediate-term preferred stock and any related surplus; certain hybrid capital instruments; perpetual debt and mandatory convertible debt securities; allowances for loan and lease losses; and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. Total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions. The Federal Reserve’s current capital adequacy guidelines require that a bank holding company maintain a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. As of December 31, 2014, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 16.43% and ratio of total capital to risk-weighted assets was 17.68%.

The Federal Reserve uses a leverage ratio as an added tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0% or more, depending on their condition. As of December 31, 2014, the Company’s leverage ratio was 10.12%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios that generally apply to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. Federal Reserve guidelines provide that regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum when circumstances warrant. These guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

The current risk-based capital guidelines that apply to the Company and the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, implemented by the Federal Reserve. In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules

substantially revise the risk-based capital requirements that apply to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and the Bank, subject to a phase-in period, on January 1, 2015.

The Basel III Capital Rules, among other things, (1) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (3) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (4) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain the following minimum ratios:

•

CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);

•

Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•

Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•

Tier 1 capital to average assets (leverage ratio) of 4% (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The Basel III Capital Rules provide for a “countercyclical capital buffer” that applies to certain covered institutions; however, the buffer is not expected to apply to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Capital Rules, the following initial minimum capital ratios will be effective as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

The Basel III Capital Rules provide a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income (“AOCI”) items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank expect to make this election to avoid significant changes in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also prevent certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The rules do not require a phase-out of trust preferred securities issued before May 19, 2010, for holding companies of depository institutions with less than $15 billion in consolidated total assets, as of December 1, 2009, which includes the Company. Therefore, the Company’s trust preferred securities that were issued before May 19, 2010, are permanently grandfathered in as Tier 1 or Tier 2 capital instruments,

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015, and will be phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations under Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. The following changes, among others, to current rules that influence the Company’s determination of risk-weighted assets include:

•	applying a 150% risk weight (instead of a 100%) to certain high volatility commercial real estate acquisition, development, and construction loans;

•	assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;

•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0%);

•

providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;

•	providing for a 100% risk weight for claims on securities firms; and

•	eliminating the current 50% cap on the risk weight for OTC derivatives.

The Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. Management believes that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were in effect.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity was addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the “Liquidity Coverage Ratio” (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the “Net Stable Funding Ratio” (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase long-term debt as a funding source. On September 3, 2014, the federal banking agencies finalized the rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approaches banking organizations, neither of which would apply to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.

Incentive Compensation

In June 2010, the Federal Reserve, the Office of the Comptroller of the Currency (“OCC”), and the FDIC issued their final guidance on policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk taking. The final guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should:

•	provide incentives that do not encourage risk taking beyond the organization’s ability to effectively identify and manage risks,

•	comply with effective internal controls and risk management, and

•	support strong corporate governance that includes active and effective oversight by the organization’s board of directors.

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

In February 2011, the Federal Reserve, the OCC, and the FDIC approved a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act, which prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and that are deemed excessive, or may lead to material losses.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and we expect those policies to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to attract, hire, retain, and motivate key employees.

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

Restrictions on Transactions with Affiliates and Insiders

Transactions between the Bank and its non-banking subsidiaries or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act the (“FRA”). In general, Section 23A imposes limits on the amount of such transactions, and requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company.

Affiliate transactions are also subject to Section 23B of the FRA that generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other non-affiliated persons. The Federal Reserve has issued Regulation W that codifies prior regulations under Sections 23A and 23B of the FRA and interpretive guidance with respect to affiliate transactions.

The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Sections 23A and 23B of the FRA, including an expanded definition of covered transactions and increased amount of time for which collateral requirements on covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements, and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, such as the sales on market terms and, in certain circumstances, approved by the institution’s board of directors.

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets

The Company’s primary source of operating funds is dividends paid by the Bank. Capital adequacy requirements that apply to insured depository institutions serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be classified as undercapitalized. Further, prior approval of the FRB is required if cash dividends declared in any given year exceed the total of the Bank’s net profits for such year, plus its retained profits for the preceding two years. Virginia law also imposes restrictions on the ability of Virginia-chartered banks to pay dividends if such dividends would impair a bank’s paid-in capital. The payment of dividends by the Bank may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. The Virginia Bureau and the FRB of Richmond have the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice.

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

Capital Adequacy Requirements

The various federal bank regulatory agencies have adopted risk-based capital requirements for assessing the capital adequacy of banks and bank holding companies. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, as adjusted for credit risk. The risk-based capital standards in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

As required by the Federal Reserve’s risk-based capital requirements, state member banks must meet a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories for the Bank are the same as those for the Company. In addition to the risk-based capital requirements, the Federal Reserve has adopted regulations that supplement the risk-based guidelines to include a minimum leverage ratio of Tier 1 capital to quarterly average assets of 3.0%. The Federal Reserve has stressed that the foregoing standards are supervisory minimums and that a banking organization will be permitted to maintain such minimum levels of capital only if it receives the highest rating under the regulatory rating system and the banking organization is not experiencing or anticipating significant growth. All other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0% of Tier 1 capital. See “Capital Adequacy Requirements” in the “First Community Bancshares, Inc.” section above.

Corrective Measures for Capital Deficiencies

The federal banking regulators are required to take prompt corrective action with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A well-capitalized institution has a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 5.0% or higher, and is not subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure. An adequately capitalized institution has a total risk-based capital ratio of 8.0% or higher, a Tier 1 risk-based capital ratio of 4.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth), but does not meet the criteria for a well-capitalized bank. An undercapitalized institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0%. A significantly undercapitalized institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. A critically undercapitalized institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is considered to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s financial condition or prospects for other purposes. The Bank was classified as well capitalized for purposes of the FDIC’s prompt corrective action regulation as of December 31, 2014.

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by:

•	introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status;

•

increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and

•	eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.

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

Deposit Insurance Assessments

The Bank’s deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk-based assessment system to evaluate the risk of each financial institution based on three primary sources of information: its supervisory rating, its financial ratios, and its long-term debt issuer rating, if the institution has one. The FDIC’s initial base assessment schedule can be adjusted up or down, and premiums in effect beginning April 1, 2011, ranged from 5 basis points in the lowest risk category to 35 basis points for banks in the highest risk category.

The Dodd-Frank Act requires the FDIC to increase the DIF’s reserves against future losses, which will require increased deposit insurance premiums that are to be borne primarily by institutions with assets of greater than $10 billion. In October 2010, the FDIC addressed plans to bolster the DIF by increasing the required reserve ratio for the industry to 1.35% (ratio of reserves to insured deposits) by September 30, 2020, as required by the Dodd-Frank Act. The FDIC also proposed to raise its industry target ratio of reserves to insured deposits to 2.00%, 65 basis points above the statutory minimum.

In February 2011, the FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. The rules also changed the assessment rate schedules for insured depository institutions so that approximately the same amount of revenue would be collected using the new assessment base as would be collected using the current rate schedule and the schedules previously proposed by the FDIC in October 2010. The new rules also revised the risk-based assessment system for large insured depository institutions, which generally include institutions with at least $10 billion in total assets and highly complex institutions, by requiring the FDIC to use a scorecard method to calculate assessment rates for all such institutions. The Bank is not considered a highly complex institution for these purposes.

Under the Federal Deposit Insurance Act, as amended (“FDIA”), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

In addition to deposit insurance assessments by the DIF, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation (“FICO”). The FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The Bank’s FICO assessments, which are set quarterly, totaled $147 thousand in 2014 and $154 thousand in 2013. The Bank’s FDIC deposit insurance assessments and premiums totaled $1.59 million in 2014 and $1.72 million in 2013.

Safety and Soundness Standards

The FDIA requires that the federal bank regulatory agencies prescribe standards, by regulations or guidelines, relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and other operational and managerial standards the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The agencies adopted regulations that authorize them to order an institution that has been given notice by an agency not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, after being so notified, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions of the FDIA. If an institution fails to follow such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. See “Corrective Measures for Capital Deficiencies” in the “Bank” section above.

Enforcement Powers

The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to follow applicable laws, regulations, and supervisory agreements could subject us, including officers, directors, and other institution-affiliated parties, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if certain circumstances exist, including, without limitation, the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

Consumer Laws and Regulations

In addition to the laws and regulations discussed in this report, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth is not exhaustive, these laws and regulations include the Truth in Lending Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Fair Housing Act, and various state counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must follow the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

Federal law contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the start of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may provide such personal information to unaffiliated third parties only if the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, which implements, examines, and enforces compliance with federal consumer protection laws. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, rulemaking, supervising and examining banks’ consumer transactions, and enforcing rules related to consumer financial products and services. Banks with less than $10 billion in assets, such as the Bank, will be subject to these federal consumer financial laws and will continue to be examined for compliance with these laws by their primary federal banking agency.

Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted in October 2001. The USA Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money laundering transactions involving domestic or international customers. The U.S. Department of the Treasury (“Treasury”) has issued and will continue to issue regulations clarifying the USA Patriot Act’s requirements. The USA Patriot Act requires all financial institutions, as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures of the USA

Patriot Act’s anti-money laundering and Bank Secrecy Act requirements. We believe our controls and procedures complied with the USA Patriot Act as of December 31, 2014.

Interstate Banking and Branching

Federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether the transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended, (“Riegle-Neal Act”) or by adopting a law after the date of enactment of the Riegle-Neal Act and before June 1, 1997, that applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

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

The risk factors described below discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and the additional information included in, or incorporated by reference to, this report before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, the following risk factors are not intended to be an exhaustive list of all risks we face. All forward-looking statements are qualified by the risks described below.

Risks Related to Our Business

The current economic environment poses significant challenges.

From December 2007 through June 2009, the U.S. economy faced a severe economic crisis and experienced the worst economic downturn since the Great Depression of the 1930s. Although the domestic economy continued a modest recovery in 2014, business activity across a wide range of industries and regions in the U.S. continues to remain reduced and local governments and many businesses continue to experience financial difficulty. While reflecting some improvement, unemployment levels remain elevated. There can be no assurance that these conditions will continue to improve nor that these conditions will not worsen.

Our financial performance is generally highly dependent upon the business environment in the markets we operate and the U.S. as a whole, which includes the ability of borrowers to pay interest, repay principal on outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services we offer. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, investor or business confidence; limitations on the availability, or increases, in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

During recent years, the business environment has been adverse for many households and businesses in the U.S. and worldwide. Although economic conditions have improved since the recession, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty about continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. Such conditions could adversely affect the credit quality of the Bank’s loans and the Company’s business, financial condition, and results of operations.

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

Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses. Our allowance may not be adequate to cover actual loan losses, and future loan loss provisions could materially and adversely affect our operating results. The appropriate level of the allowance is determined by management and inherently involves a high degree of subjectivity and significant estimates of current credit risks and future trends, which may undergo material changes. Our allowance is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Management’s estimates also include considerations about the impact of economic events, which are uncertain. Future losses are susceptible to changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control, and charge-offs may exceed our current estimates. Federal regulatory agencies regularly review our loans and allowance for loan losses as an integral part of the examination process. We believe our allowance for loan losses is adequate to provide for probable losses. There is no assurance that we will not, or that regulators will not require us to, increase our allowance in future periods, which could materially and adversely affect our earnings and profitability.

Non-covered nonperforming assets were $19.92 million as of December 31, 2014, $27.79 million as of December 31, 2013, and $35.69 million as of December 31, 2012. We incurred net charge-offs of $2.89 million in 2014, $10.35 million in 2013, and $6.11 million in 2012. Our allowance for loan losses was $20.23 million as of December 31, 2014, $24.08 million as of December 31, 2013, and $25.77 million as of December 31, 2012. Our provision for loan losses charged to operations was $145 thousand in 2014, $8.21 million in 2013, and $5.68 million in 2012. A provision recovery was realized for purchased credit impaired (“PCI”) loans of $697 thousand in 2014, which included a recovery of $275 thousand included in the provision charged to operations and $422 thousand was recorded through the FDIC indemnification asset. The provision attributed to PCI loans was $747 thousand in 2013, of which $296 thousand was included in the provision charged to operations and $451 thousand was recorded through the FDIC indemnification asset. There was no provision before 2013 for PCI loans. As of December 31, 2014, the allowance attributed to non-PCI loans as a percentage of non-covered nonperforming loans was 151.85% and the allowance attributed to non-PCI loans as a percentage of total non-covered loans was 1.29%. If nonperforming assets or net charge-offs increase in future periods, we may be required to increase our allowance for loan losses, which could have an adverse effect on our future results of operations.

Our level of credit risk may increase due to our focus on commercial, small business, and middle market customers who may have significant vulnerability to economic conditions.

Commercial business and real estate loans are generally considered riskier than single family residential loans because larger balances are extended to single borrowers or groups of related borrowers. Commercial business and real estate loans involve risks because the borrowers’ ability to repay the loans typically depends on the success of the business’ operations or the properties securing the loans. The majority of our commercial business loans are made to small business or middle market customers. Commercial business and real estate loans made or acquired in recent years may not have experienced a complete business or economic cycle. As of December 31, 2014, our commercial business loans totaled $87.40 million, or 5.17% of our total loan portfolio, and our commercial real estate loans totaled $769.61 million, or 45.55% of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $7.00 million and largest outstanding commercial real estate loan was $11.32 million.

In addition to commercial business and real estate loans, we hold a portfolio of commercial construction loans. Construction loans generally have a higher risk of loss primarily due to the critical nature of certain assumptions and estimates used to value the initial property value upon completion of construction compared to the estimated costs, including interest. If estimates prove inaccurate, final property values may fall below related loan amounts. As of December 31, 2014, our commercial construction loans totaled $54.37 million, or 3.22% of our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $6.70 million.

We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. These practices include the analysis of borrowers’ prior credit histories, financial statements, tax returns, and cash flow projections; valuation of collateral based on independent appraisers’ reports; and verification of liquid assets. We believe our underwriting criteria are appropriate for the various loan types we offer; however, losses may occur that exceed the reserves established in our allowance for loan losses.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

Changes in unrealized gains and losses on available-for-sale securities, net of the related tax effect, impact stockholders’ equity through AOCI. The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in a decline in stockholders’ equity, book value per common share, and tangible book value per common share. The decrease is recorded even though the securities are not sold or held for sale. If a debt security is never sold and no credit impairment exists, the decrease is recovered at the security’s maturity. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time. As of December 31, 2014, the fair value of securities available for sale was $326.12 million and the aggregate unrealized losses on those securities were $12.26 million.

We conduct quarterly reviews of our securities portfolio to determine if the declines are other-than-temporary. We consider the following factors in our analysis of debt securities: our intent to sell the securities, the evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of the amortized cost, and the probable credit losses. Probable credit losses are evaluated using the present value of future cash flows; the severity and duration of the decline in fair value below amortized cost; the financial condition and near-term prospects of the issuer; whether the decline is related to issuer conditions, general market, or industry conditions; the payment structure; the failure to make scheduled interest or principal payments; and changes to the securities’ rating by rating agencies. Decreases in the fair value of debt securities caused by changes in interest rates are generally considered temporary, which is consistent with our experience. If we determine that fair value decreases are other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. We recognized other-than-temporary impairment (“OTTI”) charges of $705 thousand in our debt securities portfolio in 2014.

Factors we consider in our analysis of equity securities include: our intent to sell the security before recovery of the cost; the severity and duration of the decline in fair value below cost; the financial condition and near-term prospects of the issuer; and whether the decline appears to be related to issuer conditions, general market, or industry conditions. We recognized OTTI charges of $32 thousand in our equity securities portfolio in 2014.

We continue to monitor the fair value of our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges in the future. Additional OTTI charges may materially affect our financial condition and earnings.

We are subject to extensive regulation, possible enforcement, and other legal action.

We operate in a highly regulated industry subject to examination, supervision, and comprehensive regulation by various federal and state governmental authorities, laws, and judicial and administrative decisions that impose requirements and restrictions on our operations. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not stockholders. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, and regulatory policies, including changes in the interpretation or implementation, may cause substantial and unpredictable effects, require additional costs, limit the types of financial services and products offered, or allow non-banks to offer competing financial services and products. The Dodd-Frank Act, enacted in July 2010, instituted major changes to banking and financial institutions regulatory regimes. Failure to follow laws, regulations, and policies may result in sanctions by regulatory agencies and civil money penalties, which could have material adverse effects on our reputation, business, financial condition, and results of operations. We have policies and procedures designed to prevent violations; however, there is no assurance that violations will not occur. Existing and future laws, regulations, and policies yet to be adopted may make compliance more difficult or expensive; restrict our ability to originate, broker, or sell loans; further limit or restrict commissions, interest, and other charges earned on loans we originate or sell; and adversely affect our business, financial condition, and results of operations.

The Bank’s ability to pay dividends is subject to regulatory limitations, to the extent such dividends are required, that may affect the Company’s ability to pay expenses and dividends to shareholders.

The Company is a separate legal entity from the Bank. The Company depends on its other subsidiaries’ and the Bank’s cash, liquidity, and payment of dividends to the Company to pay operating expenses and dividends to stockholders. There is no assurance that the Bank will have the capacity to pay dividends to the Company in the future or that the Company will not require dividends from the Bank to satisfy obligations. The Bank’s dividend payment is governed by various statutes and regulations. Depending on factors such as the Bank’s financial condition, the FRB of Richmond or the Virginia Bureau, the Bank’s primary regulators, may deem dividends or other payments an unsafe or unsound practice. The Company may not be able to service obligations as they become due if the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations, including required payments to the Trust or dividends on our Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) or our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows, and prospects.

We face strong competition from other financial institutions, financial service companies, and organizations that offer services similar to our offerings.

We primarily conduct our operations in Virginia, West Virginia, North Carolina, and Tennessee. We may be unsuccessful against current and future competitors in regions that offer products and services similar to those we offer; therefore, increased competition may result in reduced loan originations and deposits. Our competitors include savings associations, national banks, regional banks, and community banks. We also face competition from finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, and other financial intermediaries. In particular, our competitors include state and national banks and major financial companies with resources that may provide a marketplace advantage by expanding and maintaining numerous banking locations and mounting extensive promotional and advertising campaigns.

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

We may seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or the potential for improved profitability through financial management, economies of scale, or expanded services. Risks inherent in acquiring other banks, businesses, and banking branches may include the following:

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	difficulty, expense, and delays of integrating the operations and personnel of the target company;

•	potential disruption to our business;

•	potential diversion of management’s time and attention;

•	loss of key employees and customers of the target company;

•	difficulty in estimating the value of the target company;

•	potential changes in banking or tax laws or regulations that may affect the target company;

•	unexpected costs and delays;

•	the target company’s performance does not meet our growth and profitability expectations;

•	limited experience in new markets or product areas;

•	increased time, expenses, and personnel as a result of strain on our infrastructure, staff, internal controls, and management; and

•	potential short-term decreases in profitability.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving the payment of cash or the issuance of debt or equity securities may occur at any time. Acquisitions typically involve goodwill, a purchase premium over the acquired company’s book and market values; therefore, dilution of our tangible book value and net income per common share may occur. If we are unable to realize revenue increases, cost savings, geographic or product presence growth, or other projected benefits from acquisitions; our financial condition and results of operations may be adversely affected.

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

We receive benefits under loss share agreements in connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in June 2012. Under these loss share agreements, the FDIC agreed to cover 80% of most loans and foreclosed real estate losses. Loans covered under the agreements represented 7.24% of our total loans held for investment as of December 31, 2014, compared to 13.21% as of June 30, 2012. We are subject to certain obligations under the agreements that prescribe and specify how to manage, service, report, and request reimbursement for losses incurred on covered assets. Our obligations under the loss share agreements are extensive, and failure to follow any obligations could result in a specific asset, or group of assets, losing loss share coverage. Reimbursement requests are subject to FDIC review and may be delayed or disallowed if we do not comply with our obligations. Losses projected to occur during the loss share term may not be realized until after the expiration of the applicable agreement; consequently, those losses may have a material adverse impact on our results of operations. Our current loss estimates only include those projected to occur during the loss share period we expect reimbursement from the FDIC at the applicable reimbursement rate. We are subject to FDIC audits to ensure compliance with the loss share agreements. The loss share agreements are subject to interpretation by the FDIC and us; therefore, disagreements about the coverage of losses, expenses, and contingencies may arise.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon the sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations.

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

We expect banking and financial companies, many with significantly greater resources, to compete for the acquisition of financial services businesses. This competition could increase the price of potential acquisitions that we believe are attractive. If we fail to receive proper regulatory approval, we will not be able to consummate an acquisition. Our regulators consider our capital, liquidity, profitability, regulatory compliance, level of goodwill and intangible assets, and other factors when considering acquisition and expansion proposals. Future acquisitions may be dilutive to our earnings and equity per share of our common stock and Series A Preferred Stock.

Our goodwill may be determined to be impaired.

As of December 31, 2014, our carrying balance of goodwill was $100.72 million. We test goodwill for impairment annually, or more often if necessary, using quantitative and qualitative factors. When available, quoted market prices in active markets are the best evidence of fair value and are used as the basis for measuring impairment. Other acceptable valuation methods include present value measurements based on multiples of earnings, revenues, or similar performance measures. If the carrying amount of goodwill exceeds its implied fair value, goodwill is determined to be impaired. Impairment charges may cause an adverse effect on our earnings and financial position. We recognized no goodwill impairment in 2014.

We may lose members of our management team and have difficulty attracting skilled personnel.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people can be intense. The unexpected loss of key personnel could have a material adverse impact on our business due to the loss of certain skills, market knowledge, and industry experience and the difficulty of promptly finding qualified replacement personnel. Certain existing and proposed regulatory guidance on compensation may also negatively affect our ability to retain and attract skilled personnel.

We may be required to pay higher FDIC insurance premiums or special assessments.

Our deposits are insured up to applicable limits by the FDIC’s DIF and we are subject to deposit insurance premiums and assessments to maintain deposit insurance. We are unable to predict future insurance assessment rates; however, deterioration in our risk-based capital ratios or adjustments to base assessment rates may result in higher insurance premiums or special assessments. The deterioration of banking and economic conditions and financial institution failures deplete the FDIC’s DIF and reduce the ratio of reserves to insured deposits. If the DIF is unable to meet funding requirements, increases in deposit insurance premium rates or special assessments may also be required. Future assessments, increases, or required prepayments related to FDIC insurance premiums may negatively affect our financial condition and results of operations.

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

Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. Company specific factors such as a decline in our credit rating, an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity.

We are subject to credit risk associated with the financial condition of other financial institutions.

Financial institutions are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, investment companies, and other institutional clients. Our ability to engage in routine funding transactions could be adversely affected by the failure, actions, and commercial soundness of other financial institutions. These transactions may expose us to credit risk if our counterparty or client defaults on their contractual obligation. Our credit risk may increase if the collateral we hold cannot be realized or liquidated at prices sufficient to recover the full amount of the loan or derivative exposure due to us. In the event of default, we may be required to provide collateral to secure the obligation to the counterparties. In the event of a bankruptcy or insolvency proceeding involving one of such counterparties, we may experience delays in recovering the assets posted as collateral or may incur a loss to the extent that the counterparty was holding collateral in excess of the obligation to such counterparty. Losses from routine funding transactions could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we foreclose on and take title to properties that secure certain loans. Hazardous or toxic substances could be found on properties we own. If substances are present, we may be liable for remediation costs, personal injury claims, and property damage and our ability to use or sell the property would be limited. We have policies and procedures in place that require environmental reviews before initiating foreclosure actions on real property; however, these reviews may not detect all potential environmental hazards. Environmental laws that require us to incur substantial remediation costs, which could materially reduce the affected property’s value, and other liabilities associated with environmental hazards could have a material adverse effect on our financial condition and results of operations.

Our controls and procedures may fail or be circumvented.

We review our internal controls over financial reporting quarterly and enhance controls in response to these assessments, internal and external audit, and regulatory recommendations. A control system, no matter how well conceived and operated, include certain assumptions and can only provide reasonable assurance that the objectives of the control system are met. These controls may be circumvented by individual acts, collusion, or management override. Any failure or circumvention related to our controls and procedures or failure to follow regulations related to controls and procedures could have a material adverse effect on our business, reputation, results of operations, and financial condition.

We continue to encounter technological change.

The financial services industry continues to experience rapid technological change with the introduction of new, and increasingly complex, technology-driven products and services. The effective use of technology increases operational efficiency that enables financial service institutions to reduce costs. Our future success depends, in part, on our ability to provide products and services that satisfactorily meet the financial needs of our customers, as well as to realize additional efficiencies in our operations. We may fail to use technology-driven products and services effectively to better serve our customers and increase operational efficiency or sufficiently invest in technology solutions and upgrades to ensure systems are operating properly. Further, many of our competitors have substantially greater resources to invest in technology, which may adversely affect our ability to compete.

We are subject to information security risks associated with technology.

We rely on communication and information systems, including those provided by third-party vendors, to conduct our business operations. Our security risks increase as our reliance on technology increases; consequently, the expectation to safeguard information by monitoring systems for potential failures, disruptions, and breakdowns has also increased. Risks associated with technology include security breaches, operational failures and service interruptions, and reputational damages. These risks also apply to our third-party service providers. Our third-party vendors include large entities with significant market presence in their respective fields; therefore, their services could be difficult to replace quickly if there are operational failures or service interruptions.

We rely on our technology-driven systems to conduct daily business and accounting operations that include the collection, processing, and retention of confidential financial and client information. We may be vulnerable to security breaches, such as employee error, cyber-attacks, and viruses, beyond our control. In addition to security breaches, programming errors, vandalism, natural disasters, terrorist attacks, and third-party vendor disruptions may cause operational failures and service interruptions to our communication and information systems. Further, our systems may be temporarily disrupted during implementation or upgrade. Security breaches and service interruptions related to our information systems could damage our reputation, which may cause us to lose customers, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability.

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

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support the Company’s day-to-day operations. Technology companies often enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Company’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Company by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions often seek injunctions and substantial damages.

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

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly affect our business.

Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. These events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in a loss of revenue, and/or cause us to incur additional expenses. Any such events could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Risks Associated with Our Common Stock

Our common stock price can be volatile.

Stock price volatility may make it more difficult for our stockholders to resell their common stock when desired. The following factors, among others, may cause our common stock price to fluctuate significantly:

•	actual or expected variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of comparable companies, as deemed by investors;

•	news reports relating to trends, concerns, and other issues in the financial services industry;

•	perceptions in the marketplace about our Company or competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by, or involving, our Company or competitors;

•	failure to integrate acquisitions or realize expected benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions, such as acts or threats of terrorism or military action.

General market fluctuations; industry factors; political conditions; and general economic conditions and events, such as economic slowdowns, recessions, interest rate changes, or credit loss trends, could also cause our common stock price to decrease regardless of operating results.

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the NASDAQ, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions, over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

We may not continue to pay dividends on our common stock in the future.

Our common stockholders are only entitled to receive dividends when declared by our Board of Directors out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so, and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock. As a financial holding company, the Company’s ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

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

Our Series A Preferred Stock carries a 6% dividend rate. Each share of Series A Preferred Stock is convertible into 69 shares of our common stock at any time and mandatorily converts on May 20, 2016. At our option, we may redeem the Series A Preferred Stock at face value. The Series A Preferred Stock ranks senior to shares of our common stock. As a result, we make dividend payments on our Series A Preferred Stock before our common stock, and in the event of bankruptcy, dissolution, or liquidation, the holders of Series A Preferred Stock will be satisfied before distributions are made to holders of our common stock. If we do not remain current in the payment of dividends on the Series A Preferred Stock, dividends may not be paid on our common stock. Dividends declared on the Series A Preferred Stock reduce any net income available to our common stockholders and earnings per common share. As of December 31, 2014, 15,151 shares of Series A Preferred Stock were outstanding.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our corporate headquarters is located at One Community Place, Bluefield, Virginia. Our community bank subsidiary, the Bank, provides financial services through a network of 53 branch locations throughout Virginia, West Virginia, North Carolina, and Tennessee. We have 21 branches in West Virginia, 19 branches in Virginia, 11 branches in North Carolina, and 2 branches in Tennessee. We own 46 branches and lease the remaining 7 branches. Our insurance subsidiary’s, Greenpoint’s, headquarters is located in High Point, North Carolina. Greenpoint provides insurances services through a network of 11 offices throughout Virginia, West Virginia, and North Carolina. We operate 4 insurance offices in North Carolina, 4 offices in West Virginia, and 3 offices in Virginia. We own 1 office, lease 5 offices, and operate 5 offices within our branch network. We also lease 2 loan production offices and own 1 wealth management office. There were no mortgages or liens against any properties. A list of all branch and ATM locations can be found on our website at www.fcbinc.com. Information contained on our website is not part of this report. See Note 8, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”. As of February 26, 2015, there were 2,727 record holders and 18,545,619 outstanding shares of our common stock. The following table presents our common stock’s high and low market price and cash dividends paid per share, by quarter, during the periods indicated:

	Year Ended December 31,
	2014			2013
	Market Price		Cash Dividends per Common Share	Market Price		Cash Dividends per Common Share
	High	Low		High	Low
First quarter	$17.05	$15.46	$0.12	$16.27	$15.20	$0.12
Second quarter	16.85	13.87	0.12	15.76	14.82	0.12
Third quarter	16.45	13.53	0.13	17.85	15.05	0.12
Fourth quarter	16.58	14.39	0.13	17.64	15.57	0.12

The Company’s ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. See “Regulatory Restrictions on Dividends; Source of Strength” in the “Regulation and Supervision – First Community Bancshares, Inc.” section and “Restrictions on Distribution of Subsidiary Bank Dividends and Assets” in the “Regulation and Supervision – First Community Bank” section in Part I, Item 1 of this report. We pay common stock dividends only if all accrued and unpaid dividends are fully paid on our outstanding Series A Preferred Stock. Our Series A Preferred Stock outstanding totaled 15,151 shares as of December 31, 2014, and 15,251 shares as of December 31, 2013. Series A Preferred Stock cash dividends totaled $910 thousand in 2014, $992 thousand in 2013, and $1.12 million in 2012. Common stock cash dividends totaled $9.20 million in 2014, $9.48 million in 2013, and $8.16 million in 2012. Cash dividends paid per common share totaled $0.50 in 2014, $0.48 in 2013, and $0.43 in 2012.

Purchases of Equity Securities

We repurchased 132,773 shares of our common stock in 2014, 1,739,601 shares in 2013, and 67,438 shares in 2012. The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

October 1-31, 2014	—	$—	—	903,236
November 1-30, 2014	—	—	—	903,236
December 1-31, 2014	—	—	—	906,536

Total	—	$—	—

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 3,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 2,093,464 shares in treasury as of December 31, 2014.

Stock Performance Graph

The following graph, compiled by SNL Financial LC (“SNL”), compares our cumulative total shareholder return on our common stock for the five-year period ended December 31, 2014, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and SNL’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 51 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume reinvestment of dividends.

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014
First Community Bancshares, Inc.	100.00	127.63	110.07	145.30	156.63	159.64
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Composite Index	100.00	118.15	117.22	138.02	193.47	222.16
SNL Asset & Regional Peer Group(1)	100.00	105.70	84.67	94.36	120.88	134.53

(1)	Includes the following institutions: Access National Corporation; American National Bankshares Inc.; Ameris Bancorp; Bear State Financial, Inc.; BNC Bancorp; Burke & Herbert Bank & Trust Company; C&F Financial Corporation; Capital City Bank Group, Inc.; Cardinal Financial Corporation; Carolina Financial Corporation; Carter Bank & Trust; CenterState Banks, Inc.; City Holding Company; CNB Corporation; CNLBancshares, Inc.; Colony Bankcorp, Inc.; Community Bankers Trust Corporation; CommunityOne Bancorp; Eastern Virginia Bankshares, Inc.; Fidelity Southern Corporation; First Bancorp; First Bancshares, Inc.; First Citizens Bancshares, Inc.; First Security Group, Inc.; Franklin Financial Network, Inc.; Hamilton State Bancshares, Inc.; Hampton Roads Bankshares, Inc.; HomeTrust Bancshares, Inc.; Middleburg Financial Corporation; Monarch Financial Holdings, Inc.; MVB Financial Corp.; National Bankshares, Inc.; NewBridge Bancorp; Palmetto Bancshares, Inc.; Park Sterling Corporation; Peoples Bancorp of North Carolina, Inc.; Premier Financial Bancorp, Inc.; Seacoast Banking Corporation of Florida; ServisFirst Bancshares, Inc.; Simmons First National Corporation; Southeastern Bank Financial Corporation; Southern BancShares (N.C.), Inc.; Southern First Bancshares, Inc.; Square 1 Financial, Inc.; State Bank Financial Corporation; Stonegate Bank; Summit Financial Group, Inc.; TowneBank; USAmeriBancorp, Inc.; WashingtonFirst Bankshares, Inc.; and Wilson Bank Holding Company. The returns of each of the foregoing institutions have been weighted according to their respective stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

The following table presents our consolidated selected financial data, derived from audited financial statements, as of and for the five years ended December 31, 2014. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2014	2013	2012	2011	2010
Selected Balance Sheet Data
Investment securities	$384,065	$520,388	$535,174	$485,920	$484,701
Loans held for sale	1,792	883	6,672	5,820	4,694
Loans held for investment, net of unearned income	1,689,416	1,710,721	1,724,653	1,396,067	1,386,206
Allowance for loan losses	20,227	24,077	25,770	26,205	26,482
Total assets	2,607,936	2,602,514	2,728,867	2,164,789	2,244,238
Average assets	2,608,570	2,661,602	2,510,931	2,195,639	2,263,055
Deposits	2,000,759	1,950,742	2,030,175	1,543,467	1,620,955
Borrowings	229,741	300,396	313,553	295,141	332,087
Total liabilities	2,256,562	2,273,908	2,372,544	1,859,060	1,974,360
Preferred stock	15,151	15,251	17,421	18,921	—
Total stockholders’ equity	351,374	328,606	356,323	305,729	269,878
Average stockholders’ equity	342,619	355,611	334,901	295,150	269,446

Summary of Operations
Interest income	$106,108	$109,476	$109,656	$94,176	$103,582
Interest expense	15,290	17,834	19,600	22,147	29,725
Net interest income	90,818	91,642	90,056	72,029	73,857
Provision for loan losses charged to operations	145	8,208	5,678	9,047	14,757
Noninterest income	30,003	29,771	36,710	35,534	40,508
Noninterest expense	82,862	78,985	78,383	68,915	69,943
Income tax expense	12,324	10,908	14,128	9,573	7,818
Net income	25,490	23,312	28,577	20,028	21,847
Dividends on preferred stock	910	1,024	1,058	703	—
Net income available to common shareholders	24,580	22,288	27,519	19,325	21,847

Selected Share and Per Share Data
Basic earnings per common share	$1.34	$1.13	$1.44	$1.08	$1.23
Diluted earnings per common share	1.31	1.11	1.40	1.07	1.23
Book value per common share at year-end (1)	18.06	16.79	16.76	15.96	15.11
Cash dividends per common share	0.50	0.48	0.43	0.40	0.40
Weighted average basic shares outstanding	18,406,363	19,792,099	19,127,065	17,877,421	17,802,009
Weighted average diluted shares outstanding	19,483,054	20,961,800	20,419,569	18,687,521	17,815,106

Selected Ratios
Return on average assets	0.94%	0.84%	1.10%	0.88%	0.97%
Return on average common equity	7.51%	6.57%	8.70%	6.81%	8.11%
Average equity to average assets	13.13%	13.36%	13.34%	13.44%	11.91%
Dividend payout	37.44%	42.62%	29.89%	37.00%	32.52%
Total risk-based capital ratio	17.68%	16.44%	16.70%	18.15%	15.33%
Tier 1 risk-based capital ratio	16.43%	15.19%	15.44%	16.89%	14.07%
Leverage ratio	10.12%	9.95%	9.96%	11.50%	9.44%

(1)	Book value per common share is defined as stockholders’ equity divided by as-converted common shares outstanding.
(2)	NM – Not meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. This MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report.

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates under the trade names First Community Bank in West Virginia, Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank has positioned itself as a regional community bank that provides an alternative to larger banks, which often place less emphasis on personal relationships, and smaller community banks, which lack the capital and resources to efficiently serve customer needs. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), which operates under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division.

Our efforts are focused on building financial partnerships and creating enduring and complete relationships with businesses and individuals through a personal and local approach to banking and financial services. Our operations are guided by a strategic plan focusing on organic growth that may be supplemented by strategic acquisitions. While our mission remains that of a community bank, management believes that entry into new markets may accelerate our growth rate by diversifying the demographics of our customer base and by generally increasing our sales and service network.

Economy

The regional economies we operate in have shown positive and stable aspects. The following list summarizes economic activity in the regions we operate:

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

Competition

We continue to encounter strong competition for growth in loans and deposits and increased market share. Many of the markets we target are being entered into by other banks located in nearby and distant markets. The expansion of banks, credit unions, and other non-depository financial institutions over recent years has intensified competitive pressures on core deposit generation and retention. Competitive factors that influence our Company include pressure on interest yields, product fees, loan structure, and loan terms; however, we have countered these pressures with our relationship style of banking, competitive pricing, cost efficiencies, and disciplined approach to loan underwriting.

Recent Acquisition and Divestiture Activity

Our consolidated financial statements reflect acquisition and divestiture activity from the transaction date; therefore, comparisons between fiscal years are affected by varying levels of assets, liabilities, income, and expense.

On May 31, 2012, we completed the acquisition of Peoples Bank of Virginia (“Peoples”), a full service community bank headquartered in Richmond, Virginia. At acquisition, Peoples had total assets of $275.76 million, loans of $184.84 million, and deposits of $232.75 million. Goodwill recorded in the acquisition was $10.32 million.

On June 8, 2012, we entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all customer deposits and certain liabilities of Waccamaw, a full service community bank headquartered in Whiteville, North Carolina. Under the loss share agreements, the FDIC covers 80% of most loan and foreclosed real estate losses. At acquisition, Waccamaw had total assets of $500.64 million, loans of $318.35 million, and deposits of $414.13 million. Goodwill recorded in the acquisition was $10.62 million.

On October 24, 2014, we completed the purchase of seven branches, six in Southwestern Virginia and one in Central North Carolina, from Bank of America, National Association. At acquisition, we assumed total deposits of $318.88 million for a deposit premium of $5.79 million. Additionally, we purchased the real estate or assumed the leases associated with the branches. No loans were included in the transaction.

On December 12, 2014, we completed the sale of thirteen branches, ten in Southeastern North Carolina and three in South Carolina, to CresCom Bank (“CresCom”), headquartered in Charleston, South Carolina. At closing, CresCom assumed total deposits of $215.19 million and purchased total loans of $70.04 million. We received a deposit premium from CresCom of $6.45 million. The transaction excluded loans covered under FDIC loss share agreements. In connection with the transaction we recorded a net gain of $755 thousand, which included a $6.45 million goodwill allocation.

Insurance Services

We offer insurance services through Greenpoint, a full-service insurance agency that provides commercial and personal lines of insurance. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. Commission revenue totaled $6.56 million in 2014, an increase of $622 thousand, or 10.48%, compared to the same period of 2013, which is primarily due to an increase in direct bill property and casualty insurance income and contingency income. Commission revenue totaled $5.93 million in 2013, an increase of $190 thousand, or 3.31%, compared to the same period of 2012, which was due to an increase in direct bill property and casualty insurance income.

Wealth Management Services

We offer trust management, estate administration, and investment advisory services through FCWM and the Bank’s Trust Division, which reported combined assets under management of $712 million as of December 31, 2014, and $706 million as of December 31, 2013. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates.

Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States and conform to general practices within the banking industry. Our financial position and results of operations require management to make judgments and estimates to develop the amounts reflected and disclosed in the consolidated financial statements. Different assumptions in the application of these estimates could result in material changes to our consolidated financial position and consolidated results of operations. Estimates, assumptions, and judgments, which are periodically evaluated, are based on historical experience and other factors, including expectations of future events believed to be reasonable under the circumstances. These estimates are generally necessary when assets and liabilities are required to be recorded at estimated fair value, a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or establishment of a valuation reserve, or an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or, when available, are provided by third-party sources. When third-party information is not available, management estimates valuation adjustments primarily through the use of financial modeling techniques and appraisal estimates.

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

Investment Securities

Independent third parties are used to determine the fair values of our investment securities. Inputs provided by third parties are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. We review our investment portfolio quarterly for indications of OTTI. The analysis differs depending upon the type of investment security being analyzed. The following factors, among others, are considered in determining whether a security is other-than-temporarily impaired: our intent and ability to hold the security for a period of time sufficient to allow for any expected recovery in fair value or whether it is more likely than not we will be required to sell the security before recovering its fair value; the severity of the loss and the length of time fair value has been below amortized cost; the expectation of the security’s future performance; and the creditworthiness of the security’s issuer. If the impairment is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report.

Allowance for Loan Losses

Our quarterly review of the allowance methodology and relevant factors serves as the primary means management evaluates the adequacy of the allowance for loan losses. The determination of our allowance for loan losses requires management to make significant estimates and assumptions. While management uses its best judgment and available information, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of regulatory authorities. These uncertainties may result in material changes to the allowance for loan losses in the near term; however, the amount of the change cannot reasonably be estimated.

The Company’s allowance for loan losses consists of reserves assigned to specific loans and credit relationships and general reserves assigned to loans not separately identified that have been segmented into groups with similar risk characteristics using our internal risk grades. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. Factors considered in this evaluation include, but are not limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. Individually significant loans require additional analysis that may include the borrower’s underlying cash flow and capacity for debt repayment, specific business conditions, and value of secondary sources of repayment; consequently, this analysis may result in the identification of weakness and a corresponding need for a specific reserve.

Third-party collateral valuations are regularly obtained and evaluated to help management determine the potential credit impairment and the amount of impairment to record. Internal collateral valuations are generally performed within two to four weeks of identifying the initial potential impairment. The internal evaluation compares the original appraisal to current local real estate market conditions and considers experience and expected liquidation costs. When a third-party evaluation is received, it is reviewed for reasonableness. Once the evaluation is reviewed and accepted, discounts are applied to fair market value, based on, but not limited to, our historical liquidation experience for like collateral, resulting in an estimated net realizable value. The estimated net realizable value is compared to the outstanding loan balance to determine the appropriate amount of specific impairment reserve. Specific reserves are generally recorded for impaired loans while third-party evaluations are in process and for impaired loans that continue to make some form of payment. While waiting for receipt of the third-party appraisal, we regularly review the relationship to identify any potential adverse developments and begin the tasks necessary to gain control of the collateral and prepare it for liquidation, including, but not limited to, engagement of counsel, inspection of collateral, and continued communication with the borrower.

Generally, the only difference between current appraised value, adjusted for liquidation costs, and the carrying amount of the loan, less the specific reserve, is any downward adjustment to appraised value that we determine appropriate, such as the costs to sell the property. Impaired loans that do not meet certain criteria and do not have a specific reserve have typically been written down through partial charge-offs to net realizable value. Based on prior experience, the Company rarely returns loans to performing status after they have been partially charged off. Impaired credits move quickly through the process towards ultimate resolution except in cases involving bankruptcy and various state judicial processes, which may extend the time for ultimate resolution.

Management uses an independent third party to assist in determining the changes in cash flows and the amount of possible impairment related to our purchased performing loans and PCI loan pools. PCI loan pools are evaluated separately from non-PCI loans in the determination of the allowance. See Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

Business Combinations

The Company may engage in business combinations with other companies. Under the acquisition method of accounting, all identifiable acquired assets, including purchased loans, and liabilities are recorded at fair value. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information about the closing date fair values becomes available. Management makes significant estimates and exercises significant judgment in accounting for business combinations. Any excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. If the price of the acquired business is less than the net assets acquired, a gain on the purchase is recorded. Financial assets and liabilities are typically valued using discount models that apply current discount rates to streams of cash flow. Valuation methods require assumptions, which can result in alternate valuations, varying levels of goodwill, or bargain purchase gains, and in some cases amortization expense or accretion income. Management must also make estimates for the useful or economic lives of certain acquired assets and liabilities. We review the purchased loan portfolio quarterly for changes in cash flows and possible impairment using input provided from an independent third party. Management’s assumptions about purchased loans and intangible assets may significantly influence the allowance for loan losses. See Note 2, “Acquisitions, Divestitures, and Branching Activity,” and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The Company may also engage in FDIC-assisted business combinations. In 2012, we entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all customer deposits and certain liabilities of Waccamaw. Under the loss share agreements the FDIC agreed to cover 80% of covered assets, which consist of most loan and other real estate losses. Gains and recoveries on covered assets offset prior losses or are paid to the FDIC at the loss share percentage at the time of recovery. The loss share agreement for single family covered assets provides FDIC loss sharing and recovery reimbursement to the FDIC for ten years. The loss share agreement for commercial covered assets provides for FDIC loss sharing for five years and recovery reimbursement to the FDIC for eight years. Under the acquisition method of accounting, the FDIC indemnification asset was recorded at fair value using projected cash flows based on expected reimbursements and the applicable loss share percentages. We incur expenses related to covered assets, and certain of these costs are reimbursable from the FDIC through monthly and quarterly claims we submit. Estimated reimbursements from the FDIC are netted against covered expenses in the statements of income. We regularly review the fair value of the FDIC indemnification asset with input from a third-party provider. Post-acquisition adjustments to the indemnification asset are measured on the same basis as the underlying covered assets. See Note 7, “FDIC Indemnification Asset,” to the Consolidated Financial Statements in Item 8 of this report.

Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is allocated to the appropriate reporting unit when acquired. We maintain two reporting units, Community Banking and Insurance Services. Goodwill is tested annually in the fourth quarter using a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount. Qualitative factors may include macroeconomic conditions, industry and market considerations, our financial performance, and changes in our stock price. If we conclude that it is more likely than not that the fair value of either reporting unit is less than its carrying amount, we perform a two-step quantitative goodwill impairment test. Step 1 consists of calculating and comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of a reporting unit is greater than its calculated fair value, goodwill impairment may exist and Step 2 is required to determine the amount of the impairment loss.

Core deposit intangible assets represent the future earnings potential of acquired deposit relationships. These deposits are amortized over their estimated remaining useful lives, as determined by management. Other identifiable intangible assets primarily represent the rights arising from contractual arrangements and use the straight-line amortization method. See Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

Income Taxes

The establishment of provisions for federal and state income taxes is a complex area of accounting that involves judgments and estimates in applying relevant tax statutes. We operate in many state tax jurisdictions, which requires the appropriate allocation of income and expense to each state based on a variety of apportionment or allocation bases. Audits by federal and state tax authorities may reveal liabilities that differ from our estimates and provisions. We continually evaluate our exposure to possible tax assessments arising from audits and record an estimate of possible exposure based on current facts and circumstances.

We measure deferred tax assets and liabilities using enacted income tax rates applicable to the period temporary differences are expected to be realized or settled. As changes in tax laws and rates are enacted, we adjust deferred tax assets and liabilities through the provision for income taxes. When evidence indicates that it is more likely than not that some, or all, of the deferred tax asset is not recoverable, we may record a valuation allowance to reduce the carrying value of the asset. Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes. See Note 16, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

Performance Overview

Highlights of our results of operations in 2014, and financial condition as of December 31, 2014, include the following:

•	Our non-covered loan portfolio increased $8.14 million compared to year-end 2013.

•	We realized the positive resolution of a sizable, problem credit which resulted in enhanced accretion income, reduced specific reserves, and recovery of prior-years’ charge-offs.

•

Our allowance for loan losses was reduced $3.85 million compared to year-end 2013. In 2014, we released $3.26 million of specific reserves related to impaired loans and removed $682 thousand of the allowance related to the branch divestiture.

•

Our credit quality metrics continued to improve as non-covered nonaccrual loans decreased $8.61 million, non-covered nonperforming loans decreased $7.19 million, and non-covered nonperforming assets decreased $7.87 million compared to year-end 2013.

•

Non-covered nonperforming loans as a percentage of total non-covered loans decreased 46 basis points to 0.85% and non-covered nonperforming assets as a percentage of total non-covered assets decreased 34 basis points to 0.80% compared to year-end 2013.

•	Non-covered delinquent loans decreased $8.88 million compared to year-end 2013.

•	We prepaid long-term borrowings of $60 million in keeping with our strategic goal of reducing high cost, wholesale debt.

•	In October we completed the purchase of seven branches from Bank of America and assumed total deposits of $319 million in the transaction.

•	In December we completed the sale of thirteen branches to CresCom with deposits of approximately $215 million and loans of approximately $70 million. The sale resulted in a net gain of $755 thousand.

•	As a result of branch acquisition and divestiture activity, we consolidated and strengthened our franchise.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

				2014 Compared to 2013		2013 Compared to 2012
	Year Ended December 31,			Increase (Decrease)	% Change	Increase (Decrease)	% Change
(Amounts in thousands, except per share data)	2014	2013	2012
Net income	$25,490	$23,312	$28,577	$2,178	9.34%	$(5,265)	-18.42%
Net income available to common shareholders	24,580	22,288	27,519	2,292	10.28%	(5,231)	-19.01%
Basic earnings per common share	1.34	1.13	1.44	0.21	18.58%	(0.31)	-21.53%
Diluted earings per common share	1.31	1.11	1.40	0.20	18.02%	(0.29)	-20.71%
Return on average assets	0.94%	0.84%	1.10%	0.10%	11.90%	-0.26%	-23.64%
Return on average common equity	7.51%	6.57%	8.70%	0.94%	14.31%	-2.13%	-24.48%

2014 Compared to 2013. Net income increased in 2014 primarily due to a recovery of provision for loan losses, a decrease in the net amortization related to the FDIC indemnification asset, a decrease in other operating expenses, and a net gain on branch divestitures. These gains and expense decreases were offset by Federal Home Loan Bank (“FHLB”) debt prepayment fees, a net loss on the sale of securities, expenses related to acquisition and divestiture activity, a decrease in other operating income, and decrease in net interest income.

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

During our core system conversion in 2012, we discovered that certain loan charge-offs reported in prior periods, beginning in 2007, were overstated due to not recognizing the impact of interest payments that had been applied to principal for loans on nonaccrual status. The overstated charge-offs resulted in an overstated provision for loan losses and corresponding understated pre-tax income. Management analyzed the error and determined that prior years were not materially misstated and correcting the error in 2012 would not materially misstate 2012 results. We recorded a $2.39 million increase (out-of-period adjustment) to other income in 2012 to correct the understatement of pre-tax income.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 75.17% of total net interest and noninterest income in 2014, 75.48% in 2013, and 71.04% in 2012. For the following discussion, net interest income is presented on a tax equivalent basis to provide a comparison among all types of interest earning assets. The tax equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although non-GAAP, management believes this financial measure is more widely used in the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. We use this non-GAAP financial measure to monitor net interest income performance and manage the composition of our balance sheet. The following table presents our average consolidated balance sheets in the periods indicated:

	Year Ended December 31,
	2014			2013			2012
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans (2)	$1,744,520	$95,707	5.49%	$1,699,614	$96,768	5.69%	$1,611,557	$96,803	6.01%
Securities available for sale	410,136	12,400	3.02%	543,697	15,184	2.79%	502,416	15,170	3.02%
Securities held to maturity	20,843	267	1.28%	667	54	8.10%	2,622	171	6.52%
Interest-bearing deposits	98,090	291	0.30%	63,566	211	0.33%	77,851	259	0.33%

Total earning assets	2,273,589	$108,665	4.78%	2,307,544	$112,217	4.86%	2,194,446	$112,403	5.12%
Other assets	334,981			354,058			316,485

Total assets	$2,608,570			$2,661,602			$2,510,931

Liabilities
Interest-bearing deposits
Demand deposits	$366,932	$206	0.06%	$361,979	$240	0.07%	$306,019	$185	0.06%
Savings deposits	535,256	514	0.10%	516,247	584	0.11%	471,406	556	0.12%
Time deposits	704,518	6,588	0.94%	772,741	7,999	1.04%	776,901	9,231	1.19%

Total interest-bearing deposits	1,606,706	7,308	0.45%	1,650,967	8,823	0.53%	1,554,326	9,972	0.64%
Borrowings
Federal funds purchased	892	3	0.34%	632	2	0.32%	490	2	0.41%
Retail repurchase agreements	72,917	97	0.13%	69,141	265	0.38%	78,608	449	0.57%
Wholesale repurchase agreements	50,000	1,878	3.76%	53,118	1,890	3.56%	55,163	2,023	3.67%

FHLB advances and other borrowings	147,504	6,004	4.07%	168,399	6,854	4.07%	175,333	7,154	4.08%

Total borrowings	271,313	7,982	2.94%	291,290	9,011	3.09%	309,594	9,628	3.11%

Total interest-bearing liabilities	1,878,019	15,290	0.81%	1,942,257	17,834	0.92%	1,863,920	19,600	1.05%

Noninterest-bearing demand deposits	367,315			342,919			286,950
Other liabilities	20,617			20,815			25,160

Total liabilities	2,265,951			2,305,991			2,176,030
Stockholders’ equity	342,619			355,611			334,901

Total liabilities and equity	$2,608,570			$2,661,602			$2,510,931

Net interest income, tax equivalent		$93,375			$94,383			$92,803

Net interest rate spread (3)			3.97%			3.94%			4.07%

Net interest margin (4)			4.11%			4.09%			4.23%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

The following table presents the impact on tax equivalent net interest income resulting from changes in volume (the average volume times the prior year’s average rate), rate (the average rate times the prior year’s average volume), and rate/volume (the average volume column times the change in average rate) in the periods indicated:

	Year Ended December 31, 2014 Compared to 2013 Dollar Increase (Decrease) due to				Year Ended December 31, 2013 Compared to 2012 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest earned on (1):
Loans	2,555	(3,399)	(217)	(1,061)	5,292	(5,157)	(170)	(35)
Securities available for sale	(3,726)	1,250	(308)	(2,784)	1,246	(1,155)	(77)	14
Securities held to maturity	1,634	(45)	(1,376)	213	(127)	41	(31)	(117)
Interest-bearing deposits with other banks	114	(19)	(15)	80	(47)	—	(1)	(48)

Total interest-earning assets	577	(2,213)	(1,916)	(3,552)	6,364	(6,271)	(279)	(186)

Interest paid on (1):
Demand deposits	3	(36)	(1)	(34)	33	31	(9)	55
Savings deposits	21	(52)	(39)	(70)	54	(47)	21	28
Time deposits	(709)	(773)	71	(1,411)	(50)	(1,165)	(17)	(1,232)
Federal funds purchased	1	—	—	1	—	—	—	—
Retail repurchase agreements	14	(173)	(9)	(168)	(54)	(149)	19	(184)
Wholesale repurchase agreements	(111)	107	(8)	(12)	(75)	(61)	3	(133)
FHLB advances and other Borrowings	(850)	—	—	(850)	(282)	(18)	—	(300)

Total interest-bearing liabilities	(1,631)	(927)	14	(2,544)	(374)	(1,409)	17	(1,766)

Change in net interest income, tax equivalent	2,208	(1,286)	(1,930)	(1,008)	$6,738	$(4,862)	$(296)	$1,580

(1)	Fully taxable equivalent at the rate of 35%.

The following table reconciles the difference between net interest income under GAAP and net interest income on a tax equivalent basis in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Net interest income, GAAP basis	$90,818	$91,642	$90,056
Tax equivalent adjustment (1)	2,557	2,741	2,747

Net interest income, tax equivalent	$93,375	$94,383	$92,803

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. We believe this measure is the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

Interest and yield on loans include accretion income from acquired loan portfolios. In 2014, accretion income was further enhanced by discount accretion recorded as a result of the positive resolution of a sizable credit. The following table presents net interest margin and related average balance sheet information excluding the impact of non-cash purchase accounting accretion and sizable non-recurring discount accretion in the periods indicated:

	Year Ended December 31,
	2014		2013		2012
(Amounts in thousands)	Interest (1)	Average Yield/ Rate (1)	Interest (1)	Average Yield/ Rate (1)	Interest (1)	Average Yield/ Rate (1)
Earning assets
Loans (2)	$95,707	5.49%	$96,768	5.69%	$96,803	6.01%
Accretion income	11,469		14,726		12,871
Less: cash accretion income	4,412		7,023		4,158

Non-cash accretion income	7,057		7,703		8,713
Non-recurring discount accretion	2,588		—		—

Loans, normalized	86,062	4.93%	89,065	5.24%	88,090	5.47%
Other earning assets	12,958	2.45%	15,449	2.54%	15,600	2.68%

Total earning assets	99,020	4.36%	104,514	4.53%	103,690	4.73%
Total interest-bearing liabilities	15,290	0.81%	17,834	0.92%	19,600	1.05%

Net interest income, tax equivalent	$83,730		$86,680		$84,090

Net interest rate spread (3)		3.55%		3.61%		3.67%

Net interest margin (4)		3.68%		3.76%		3.83%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

2014 Compared to 2013. Net interest income under GAAP decreased $824 thousand, or 0.90%, and tax equivalent net interest income decreased $1.01 million, or 1.07%, in 2014. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 3 basis point increase in the net interest rate spread and a 2 basis point increase in the net interest margin.

Loan interest accretion totaled $11.47 million in 2014 and $14.73 million in 2013. Interest accretion income received in cash totaled $4.41 million in 2014 and $7.02 million in 2013. Accretion income was enhanced in 2014 by non-recurring discount accretion of $2.59 million related to the positive resolution of a sizable credit. Excluding non-cash and non-recurring discount accretion income, the yield on loans decreased 31 basis points compared to a decrease of 20 basis points under GAAP. Excluding non-cash and non-recurring discount accretion income, the net interest margin decreased 8 basis points compared to an increase of 2 basis points under GAAP. The impact of purchase accounting interest accretion is expected to decline in future periods due to acquired loan portfolio attrition.

Average earning assets decreased $33.96 million, or 1.47%, due to a decrease in securities available for sale offset by increases in the noncovered loan portfolio, securities held to maturity, and deposits with other banks. The yield on earning assets decreased 8 basis points, which was largely due to a 20 basis point decrease in the yield on loans, a result of the continued low rate environment. During 2014, we purchased short-term bonds in the held-to-maturity category to provide for the funding necessary to extinguish certain wholesale borrowings as they come due. Interest-bearing deposits with banks are primarily comprised of excess liquidity kept at the FRB of Richmond bearing overnight market rates.

As of December 31, 2014, interest-bearing liabilities included interest-bearing deposits; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; FHLB advances; and other borrowings. Average interest-bearing liabilities decreased $64.24 million, or 3.31%, primarily due to the decline in average time deposits and FHLB borrowings. In 2014, we prepaid $60 million of FHLB convertible advances, of which $50 million bore a 4.21% interest rate and $10 million bore a 4.15% interest rate. The yield on interest-bearing liabilities decreased 11 basis points due to an 8 basis point decrease in the rate on interest-bearing deposits and a 15 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $44.26 million, or 2.68%, which was driven by a $68.22 million, or 8.83%, decrease in average time deposits, partially offset by increases in average interest-bearing demand deposits of $4.95 million, or 1.37%, and average savings deposits, which include money market and savings accounts, of $19.01 million, or 3.68%. Average borrowings decreased $19.98 million, or 6.86%, largely due to decreases in FHLB and other borrowings.

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

Loan interest accretion totaled $14.73 million in 2013 and $12.87 million in 2012. Interest accretion income received in cash totaled $7.02 million in 2013 and $4.16 million in 2012. Excluding non-cash accretion income, the yield on loans decreased 23 basis points compared to a decrease of 31 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 7 basis points compared to a decrease of 14 basis points under GAAP.

Average earning assets increased $113.10 million, or 5.15%, primarily resulting from a full year impact of the increased loan portfolio from the Peoples and Waccamaw acquisitions and loan growth in our non-acquired portfolio. The yield on earning assets decreased 26 basis points, which was largely due to a 32 basis point decrease in the yield on loans, due to the continued low rate environment, and a 23 basis point decrease in the yield on available-for-sale securities, due to new investment and reinvestment of sales proceeds, maturities, prepayments, and cash in lower yielding securities.

As of December 31, 2013, interest-bearing liabilities included interest-bearing deposits; federal funds purchased; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; FHLB advances; and other borrowings. Average interest-bearing liabilities increased $78.34 million, or 4.20%, in 2013 primarily resulting from a full year impact of the increased deposit portfolio from the Peoples and Waccamaw acquisitions. The yield on interest-bearing liabilities decreased 13 basis points, which was largely due to an 11 basis point decrease in the rate on interest-bearing deposits. Average interest-bearing deposits increased $96.64 million, or 6.22%. Average interest-bearing demand deposits increased $55.96 million, or 18.29%, and savings deposits, which include money market accounts and savings accounts, increased $44.84 million, or 9.51%, while average time deposits decreased $4.16 million. Average borrowings decreased $18.30 million, or 5.91%, largely due to the prepayment of FHLB borrowings of $11.47 million and wholesale repurchase agreements of $8.15 million acquired from Waccamaw.

Provision for Loan Losses

2014 Compared to 2013. The provision for loan losses is the amount added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations decreased $8.06 million due to a $3.26 million decrease in specific reserves on loans identified as impaired, lower average loss rates, lower classified asset levels, and significantly lower net charge-offs. Net charge-offs in 2014 included a $1.60 million recovery related to the positive resolution of a sizable problem credit. In addition, activity in the allowance in 2014 included the removal of $682 thousand of the allowance due to loans transferred in the branch divestiture. A recovery of $697 thousand was attributed to the PCI provision largely due to better than expected performance in the Waccamaw PCI loan portfolio, of which $422 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and $275 thousand was applied to operations. See “Allowance for Loan Losses” in the “Financial Condition” section below.

2013 Compared to 2012. The provision charged to operations was increased by $2.53 million due to a significant increase in loan charge-offs, primarily attributable to losses created by the sale of four problem loans totaling $2.64 million, and adding a provision for the acquired PCI portfolio. The provision attributed to PCI loans was $747 thousand, of which $296 thousand was charged to operations and $451 thousand was recorded through the FDIC indemnification asset. No provision was recorded for PCI loans in 2012. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 24.83% of total net interest and noninterest income in 2014, 24.52% in 2013, and 28.96% in 2012.

The following table presents the components of, and changes in, noninterest income in the periods indicated:

				2014 Compared to 2013		2013 Compared to 2012
	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
(Amounts in thousands)	2014	2013	2012		% Change		% Change
Wealth management	$3,030	$3,412	$3,701	$(382)	-11.20%	$(289)	-7.81%
Service charges on deposit accounts	13,828	13,558	14,063	270	1.99%	(505)	-3.59%
Other service charges and fees	7,581	7,151	6,462	430	6.01%	689	10.66%
Insurance commissions	6,555	5,933	5,743	622	10.48%	190	3.31%
Net impairment loss	(737)	(320)	(942)	(417)	-130.31%	622	66.03%
Net (loss) gain on sale of securities	(1,385)	399	483	(1,784)	-447.12%	(84)	-17.39%
Net FDIC indemnification asset (amortization) accretion	(3,979)	(5,597)	458	1,618	28.91%	(6,055)	—
Net gain on branch divestiture	755	—	—	755	—	—	—
Other operating income	4,355	5,235	6,742	(880)	-16.81%	(1,507)	-22.35%

Noninterest income	$30,003	$29,771	$36,710	$232	0.78%	$(6,939)	-18.90%

2014 Compared to 2013. Noninterest income increased $232 thousand, or 0.78%, in 2014. Wealth management revenues, which include fees and commissions for trust and investment advisory services, decreased due to a decline in FCWM income. Service charges on deposit accounts and other service charges and fees increased primarily from increases in monthly service charges on demand deposit accounts, credit card income, and interchange income offset by a decrease in nonsufficient fee income. Insurance commissions increased largely due to increased levels of contingent profit-sharing commissions and a general increase in premium commissions. We incurred OTTI charges of $737 thousand in 2014 compared to $320 thousand in 2013 related to a non-Agency mortgage-backed security (“MBS”) and certain equity securities. We realized a net loss of $1.39 million on the sale of securities in 2014, which was driven by the sale of our only remaining non-Agency MBS at a loss of $1.62 million. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report. We recorded net amortization related to the FDIC indemnification asset of $3.98 million. We realized a net gain of $755 thousand on the sale of thirteen branches to CresCom Bank during the fourth quarter of 2014. Other operating income decreased primarily due to a $540 thousand decrease in secondary market income, a $378 thousand decrease from a loyalty incentive received from a third-party vendor in 2013, and a $296 thousand decrease in gains recognized from debt prepayments in 2013. These decreases in other operating income were offset by a $536 thousand benefit related to bank owned life insurance and $400 thousand litigation settlement.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, the net gain on branch divestitures, the net gain on debt prepayments, and non-recurring insurance benefit, noninterest income decreased $180 thousand, or 0.51%, to $34.81 million in 2014 compared with $34.99 million in 2013.

2013 Compared to 2012. Noninterest income decreased $6.94 million, or 18.90%, in 2013. Wealth management revenues decreased due to the departure of certain employees at FCWM. Other service charges and fees increased primarily from interchange fee income. We incurred OTTI charges of $320 thousand in 2013 compared to $942 thousand in 2012, related to a non-Agency MBS, and realized a net gain of $399 thousand on the sale of securities. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report. We recorded net amortization related to the FDIC indemnification asset of $5.60 million due to improved loss estimates in the covered Waccamaw loan portfolio. Other operating income decreased in 2013 primarily due to the out-of-period adjustment in 2012 that positively affected income. Excluding the out-of-period adjustment, other operating income increased $888 thousand, or 20.43%, in 2013. Significant components of other operating income also included a loyalty incentive from a third-party vendor of $353 thousand, increases in dividend income of $327 thousand, a net gain on debt prepayments of $296 thousand, and a decrease in rental income of $209 thousand.

Excluding the impact from OTTI charges, the net gain on the sale of securities, the net accretion/amortization on the FDIC indemnification asset, the net gain on debt prepayments, and the out-of-period adjustment, noninterest income increased $677 thousand, or 1.97%, to $34.99 million in 2013 compared with $34.32 million in 2012.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

				2014 Compared to 2013		2013 Compared to 2012
	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
(Amounts in thousands)	2014	2013	2012		% Change		% Change
Salaries and employee benefits	$40,713	$41,235	$38,667	$(522)	-1.27%	$2,568	6.64%
Occupancy of bank premises	6,338	7,033	6,872	(695)	-9.88%	161	2.34%
Furniture and equipment	4,952	4,966	4,145	(14)	-0.28%	821	19.81%
Amortization of intangible assets	787	729	804	58	7.96%	(75)	-9.33%
FDIC premiums and assessments	1,672	1,717	1,612	(45)	-2.62%	105	6.51%
FHLB debt prepayment	5,008	—	—	5,008	—	—	—
Merger, acquisition, and divestiture expense	1,150	57	5,093	1,093	1917.54%	(5,036)	-98.88%
Other operating expense	22,242	23,248	21,190	(1,006)	-4.33%	2,058	9.71%

Total noninterest expense	$82,862	$78,985	$78,383	$3,877	4.91%	$602	0.77%

2014 Compared to 2013. Noninterest expense increased $3.88 million, or 4.91%, in 2014. Salaries and employee benefits decreased due to a one-time charge to accrue for contractual executive severance of $1.07 million in 2013. Exclusive of the severance charge, salaries and employee benefits increased $549 thousand, or 1.37%. Employee benefits included an increase in incentive compensation of $836 thousand. Full-time equivalent employees totaled 678 as of December 31, 2014, compared to 729 as of December 31, 2013. The decrease was primarily due to branch consolidation and divestiture activities offset by the Bank of America branch acquisition. Occupancy, furniture, and equipment expense decreased $709 thousand, or 5.91%, which was primarily due to branch closures between the periods. In 2014, we prepaid a $50 million FHLB convertible advance with a May 2017 maturity and 4.21% interest rate and $10 million of a $50 million FHLB convertible advance with a May 2017 maturity and 4.15% interest rate, which resulted in a prepayment penalty of $5.01 million. Expenses related to branch acquisition and divestiture activities totaled $1.15 million in 2014 in connection with the acquisition of seven branches from Bank of America and the sale of thirteen branches to CresCom compared to $57 thousand in 2013. The decrease in other operating expense included a $684 thousand decrease in marketing expenses and a $528 thousand decrease in legal expenses offset by an increase in interchange expense of $497 thousand. Other operating expense also included an increase in the net loss on sales and expenses related to other real estate owned (“OREO”) of $56 thousand to $2.09 million in 2014 compared to $2.04 million in 2013.

2013 Compared to 2012. Noninterest expense increased $602 thousand, or 0.77%, in 2013. Salaries and employee benefits increased largely from a one-time charge to accrue for contractual executive severance of $1.07 million. Exclusive of the severance charge, salaries and employee benefits increased $1.50 million, or 3.87%. Employee benefits included increases in medical expense of $735 thousand, incentive stock compensation expense of $368 thousand, and retirement plan expense of $342 thousand. Salaries and employee benefits attributed to the Peoples and Waccamaw acquisitions totaled $5.05 million in 2013, which represents an increase of $1.26 million compared to 2012. Full-time equivalent employees totaled 729 as of December 31, 2013, compared to 760 as of December 31, 2012. Occupancy, furniture, and equipment expense increased $982 thousand, or 8.91%, which included increased depreciation costs in connection with the Waccamaw acquisition and core operating system of $856 thousand. We incurred merger related costs of $57 thousand in 2013 compared to $5.09 million in 2012 in connection with the Peoples and Waccamaw acquisitions. The increase in other operating expense included charges related to seven scheduled branch closures/consolidations of

$1.52 million, which occurred in the first half of 2014, and a net loss on sales and expenses on OREO of $2.04 million in 2013 compared to $1.89 million in 2012. Significant components of other operating expense also included increases in legal fees of $469 thousand, incentive stock compensation expense to directors of $158 thousand, and communication expenses of $157 thousand.

Income Tax Expense

2014 Compared to 2013. Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of officers’ life insurance policies, which are both exempt from federal income tax. Income tax expense increased $2.18 million, or 9.34%, and the effective rate increased 71 basis points to 32.59% in 2014. The increase in the effective tax rate was largely due to an increase in taxable revenues as a percentage of net earnings and a decrease in the relative amounts of nontaxable revenues.

2013 Compared to 2012. Income tax expense decreased $3.22 million, or 22.79%, and the effective rate decreased 121 basis points to 31.88% in 2013. The decrease in the effective tax rate was largely due to a decrease in taxable revenues as a percentage of net earnings.

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

We calculate our efficiency ratio by dividing adjusted noninterest expense by the sum of tax equivalent net interest income and adjusted noninterest income. Adjusted noninterest expense excludes expenses and losses related to OREO, which may vary significantly from period to period without substantially affecting operations, and other non-core, nonrecurring items. Noninterest income excludes securities gains and losses, which may vary significantly from period to period without substantially affecting operations; OTTI charges; and other non-core, nonrecurring items. Our non-GAAP efficiency ratio measure is different from the GAAP-based efficiency ratio calculation that uses noninterest expense and income from the consolidated statements of income.

The following table presents GAAP and non-GAAP efficiency ratio components and calculations in the period indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
GAAP-based efficiency ratio
Noninterest expense	$82,862	$78,985	$78,383
Net interest income plus noninterest income	120,821	121,413	126,766
GAAP-based efficiency ratio	68.58%	65.05%	61.83%

Non-GAAP efficiency ratio
Noninterest expense	$82,862	$78,985	$78,383
Non-GAAP adjustments:
Merger, acquisition, and divestiture expense	(1,150)	(57)	(5,093)
FHLB debt prepayment fees	(5,008)	—	—
OREO expense and net loss	(2,094)	(2,037)	(1,893)
Other non-core, non-recurring expense items	(1,573)	(2,700)	—

Total non-GAAP adjustments	(9,825)	(4,794)	(6,986)

Adjusted noninterest expense	73,037	74,191	71,397
Net interest income plus noninterest income	120,821	121,413	126,766
Non-GAAP adjustments:
Tax equivalency adjustment	2,557	2,741	2,747
Net impairment losses recognized in earnings	737	320	942
Net loss (gain) on sale of securities	1,385	(399)	(483)
Net gain on debt prepayment	—	(296)	—
Prospective correction of prior period understatment	—	—	(2,395)
Net gain on branch divestiture	(755)	—	—
Other non-core, non-recurring income items	(936)	—	—

Total non-GAAP adjustments	2,988	2,366	811

Adjusted net interest income plus noninterest income	123,809	123,779	127,577
Non-GAAP efficiency ratio	58.99%	59.94%	55.96%

Financial Condition

Total assets were $2.61 billion as of December 31, 2014, an increase of $5.42 million, or 0.21%, compared with $2.60 billion as of December 31, 2013. Total liabilities were $2.26 billion as of December 31, 2014, a decrease of $17.35 million, or 0.76%, compared with $2.27 billion as of December 31, 2013. Our book value per as-converted common share was $18.06 as of December 31, 2014, an increase of $1.27, compared with $16.79 as of December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2014, increased $181.09 million compared to December 31, 2013. The increase was primarily due to branch acquisition and divestiture activity in which the Company assumed significantly more deposits than loans and other assets sold.

Investment Securities

Available-for-sale securities as of December 31, 2014, decreased $193.70 million, or 37.26%, compared to December 31, 2013. The decrease in the available-for-sale securities portfolio was part of our strategic initiative to shift our mix of earning assets towards loans. Held-to-maturity securities as of December 31, 2014, increased

$57.95 million compared to $568 thousand as of December 31, 2013 due to the purchase of short-term bonds to provide funding to extinguish certain wholesale borrowings when due. Investment securities classified as held to maturity are comprised primarily of U.S. Agency securities and high-grade municipal bonds.

The following table presents the market value as a percentage amortized cost, the average life, and the average duration of the investment portfolios:

	December 31,
	2014			2013
	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
Market value to fair value	97.95%	99.90%	98.24%	95.97%	101.94%	95.98%
Average life (in years)	8.39	2.95	7.58	7.54	1.33	7.53
Average duration (in years)	7.37	2.83	6.70	6.41	1.25	6.40

The following table details the amortized cost and fair value of investment securities as of the dates indicated:

	December 31,
	2014		2013		2012
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for Sale
U.S. Treasury securities	$—	$—	$9,708	$9,013	$—	$—
Municipal securities	134,784	138,915	147,049	144,280	151,119	159,217
Single issue trust preferred securites	55,822	46,137	55,764	46,234	55,707	44,646
Corporate securities	5,000	5,109	5,000	4,871	—	—
Mortgage-backed securities:
Agency	137,110	135,717	306,319	300,386	310,323	315,897
Non-Agency Alt-A residential	—	—	12,543	9,789	14,215	11,067

Total mortgage-backed securities	137,110	135,717	318,862	310,175	324,538	326,964
Equity securities	226	239	5,259	5,247	3,446	3,531

Total available for sale	$332,942	$326,117	$541,642	$519,820	$534,810	$534,358

Held to Maturity
U.S. Agency securities	$46,987	$46,955	$568	$579	$816	$832
Municipal securities	379	386	—	—	—	—
Corporate securities	10,582	10,548	—	—	—	—

Total held to maturity	$57,948	$57,889	$568	$579	$816	$832

Investment securities are reviewed quarterly for possible OTTI. The review includes an analysis of each individual investment’s facts and circumstances, such as the length of time fair value has been below cost, the timing and amount of contractual cash flows, the expectation for that security’s performance, the creditworthiness of the issuer, and our intent to hold the security to recovery or maturity. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to noninterest income is recognized. If a debt security is determined to be other-than-temporarily impaired, we determine the amount of the impairment due to credit, recognized in earnings, and the amount due to other factors, recognized in other comprehensive income.

We recognized credit-related OTTI charges in earnings associated with debt securities beneficially owned of $705 thousand in 2014, $320 thousand in 2013, and $942 thousand in 2012. These charges were related to a non-Agency MBS that was subsequently sold in November 2014. We recognized OTTI charges in earnings associated with certain equity securities of $32 thousand in 2014 and no charges in 2013 or 2012. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report.

Loans Held for Sale

Loans held for sale as of December 31, 2014, increased $909 thousand to $1.79 million compared to December 31, 2013. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary market; thus, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments to originate mortgage loans in the secondary market totaled $1.39 million for 9 commitments as of December 31, 2014, and $3.68 million for 19 commitments as of December 31, 2013.

Loans Held for Investment

Loans held for investment as of December 31, 2014, decreased $21.31 million, or 1.25%, compared to December 31, 2013. Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. Our covered loan portfolio as of December 31, 2014, decreased $29.44 million, or 19.41%, compared to December 31, 2013, due to continued runoff in the covered Waccamaw portfolio. The non-covered loan portfolio as of December 31, 2014, increased $8.14 million, or 0.52%, compared to December 31, 2013, primarily due to strong growth in commercial real estate originations in Southern West Virginia and Central North Carolina markets, which was offset by loans sold in the branch divestiture. The average loan to deposit ratio was 88.37% as of December 31, 2014, compared to 85.24% as of December 31, 2013. The held for investment portfolio continues to be diversified among loan types and industry segments. See Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated. There were no covered loans before 2012.

	December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$41,271	$35,255	$57,434	$61,768	$83,812
Commercial and industrial	83,099	95,455	88,738	91,939	94,123
Multi-family residential	97,480	70,197	65,694	77,050	67,824
Single family non-owner occupied	135,171	135,559	135,912	106,743	104,960
Non-farm, non-residential	473,906	475,911	448,810	336,005	351,904
Agricultural	1,599	2,324	1,709	1,374	1,342
Farmland	29,517	32,614	34,570	37,161	36,954

Total commercial loans	862,043	847,315	832,867	712,040	740,919
Consumer real estate loans
Home equity lines	110,957	111,770	111,081	111,387	111,620
Single family owner occupied	485,475	496,012	473,547	473,067	444,197
Owner occupied construction	32,799	28,703	16,223	19,577	18,349

Total consumer real estate loans	629,231	636,485	600,851	604,031	574,166
Consumer and other loans
Consumer loans	69,347	71,313	78,163	67,129	63,475
Other	6,555	3,926	5,666	12,867	7,646

Total consumer and other loans	75,902	75,239	83,829	79,996	71,121

Non-covered loans held for investment	1,567,176	1,559,039	1,517,547	1,396,067	1,386,206
Covered loans held for investment	122,240	151,682	207,106	—	—

Total loans held for investment	1,689,416	1,710,721	1,724,653	1,396,067	1,386,206
Allowance for loan losses	20,227	24,077	25,770	26,205	26,482

Total loans held for investment, less allowance	$1,669,189	$1,686,644	$1,698,883	$1,369,862	$1,359,724

Loans held for sale	$1,792	$883	$6,672	$5,820	$4,694

The following table presents covered loans disaggregated by class as of the periods indicated:

	December 31,
(Amounts in thousands)	2014	2013	2012
Commercial loans
Construction, development, and other land	$13,100	$15,865	$26,595
Commercial and industrial	2,662	3,325	6,948
Multi-family residential	1,584	1,933	2,611
Single family non-owner occupied	5,918	7,449	11,428
Non-farm, non-residential	25,317	34,646	48,565
Agricultural	43	164	144
Farmland	716	873	1,091

Total commercial loans	49,340	64,255	97,382
Consumer real estate loans
Home equity lines	60,391	69,206	81,445
Single family owner occupied	11,968	16,919	22,961
Owner occupied construction	453	1,184	1,644

Total consumer real estate loans	72,812	87,309	106,050
Consumer and other loans
Consumer loans	88	118	3,674

Total consumer and other loans	88	118	3,674

Total covered loans held for investment	$122,240	$151,682	$207,106

The following table details the percentage of loans to total loans in the non-covered portfolio, by loan class, as of the periods indicated:

	December 31,
	2014	2013	2012	2011	2010
Non-covered loans
Commercial loans
Construction, development, and other land	2.64%	2.26%	3.78%	4.42%	6.05%
Commercial and industrial	5.30%	6.12%	5.85%	6.58%	6.79%
Multi-family residential	6.22%	4.50%	4.33%	5.52%	4.89%
Single family non-owner occupied	8.63%	8.70%	8.96%	7.65%	7.57%
Non-farm, non-residential	30.24%	30.53%	29.57%	24.07%	25.39%
Agricultural	0.10%	0.15%	0.11%	0.10%	0.10%
Farmland	1.88%	2.09%	2.28%	2.66%	2.67%
Consumer real estate loans
Home equity lines	7.08%	7.17%	7.32%	7.98%	8.05%
Single family owner occupied	30.98%	31.82%	31.21%	33.89%	32.04%
Owner occupied construction	2.09%	1.84%	1.07%	1.40%	1.32%
Consumer and other loans
Consumer loans	4.42%	4.57%	5.15%	4.81%	4.58%
Other	0.42%	0.25%	0.37%	0.92%	0.55%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details the percentage of loans to total loans in the covered portfolio, by loan class, as of the periods indicated:

	December 31,
	2014	2013	2012
Covered loans
Commercial loans
Construction, development, and other land	10.72%	10.46%	12.84%
Commercial and industrial	2.18%	2.19%	3.35%
Multi-family residential	1.30%	1.27%	1.26%
Single family non-owner occupied	4.84%	4.91%	5.52%
Non-farm, non-residential	20.71%	22.84%	23.45%
Agricultural	0.03%	0.11%	0.07%
Farmland	0.59%	0.58%	0.53%
Consumer real estate loans
Home equity lines	49.40%	45.63%	39.33%
Single family owner occupied	9.79%	11.15%	11.09%
Owner occupied construction	0.37%	0.78%	0.79%
Consumer and other loans
Consumer loans	0.07%	0.08%	1.77%
Other	0.00%	0.00%	0.00%

Total loans	100.00%	100.00%	100.00%

We lend primarily in the four-state region in which we operate. We maintained no foreign loans and had no loan concentrations to any one borrower that represented 10% or more of outstanding loans as of December 31, 2014 or 2013.

As of December 31, 2014, non-covered commercial loans comprised 55.01% of the non-covered loan portfolio. Commercial and industrial loans consist of loans to small to mid-size industrial, commercial, and service companies that include, but are not limited to, natural gas producers, automobile dealers, and retail and wholesale merchants. Commercial real estate projects represent a variety of sectors of the commercial real estate market, including single family and apartment lessors, commercial real estate lessors, and hotel/motel operators. Commercial loan underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined size limits. Updates to these loan reviews are done periodically or annually depending on the size of the loan relationship.

As of December 31, 2014, non-covered consumer real estate loans comprised 40.15% of the non-covered loan portfolio. Residential real estate loans include loans to individuals within our market footprint for home equity loans and lines of credit and for the purchase or construction of owner occupied homes. Underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

As of December 31, 2014, non-covered consumer and other loans comprised 4.84% of the non-covered loan portfolio. Consumer loans consist of loans to individuals within our market footprint that include, but are not limited to, personal lines of credit, credit cards, and the purchase of automobiles, boats, mobile homes, and other consumer goods. Underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

The following table details the maturities and rate sensitivities of our non-covered loan portfolio as of December 31, 2014:

(Amounts in thousands)	One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Maturities
Commercial loans
Construction, development, and other land (1)	$17,737	$12,137	$11,397	$41,271
Commercial and industrial	34,438	44,267	4,394	83,099
Multi-family residential	14,788	44,384	38,308	97,480
Single family non-owner occupied	23,829	56,556	54,786	135,171
Non-farm, non-residential	65,258	231,409	177,239	473,906
Agricultural	324	671	604	1,599
Farmland	8,794	9,854	10,869	29,517

Total commercial loans	165,168	399,278	297,597	862,043
Consumer real estate loans
Home equity lines	6,587	13,151	91,219	110,957
Single family owner occupied	9,352	31,922	444,201	485,475
Owner occupied construction	4,384	878	27,537	32,799

Total consumer real estate loans	20,323	45,951	562,957	629,231
Consumer and other loans
Consumer loans	16,332	45,521	7,494	69,347
Other	314	5,075	1,166	6,555

Total consumer and other loans	16,646	50,596	8,660	75,902

Total non-covered loans	$202,137	$495,825	$869,214	$1,567,176

Rate sensitivities
Predetermined interest rate	$120,601	$439,077	$362,280	$921,958
Floating or adjustable interest rate	81,536	56,748	506,934	645,218

Total non-covered loans	$202,137	$495,825	$869,214	$1,567,176

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

The following table details the maturities and rate sensitivities of our covered loan portfolio as of December 31, 2014:

(Amounts in thousands)	One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Maturities
Commercial loans
Construction, development, and other land (1)	$6,398	$5,774	$928	$13,100
Commercial and industrial	830	1,139	693	2,662
Multi-family residential	54	174	1,356	1,584
Single family non-owner occupied	847	2,518	2,553	5,918
Non-farm, non-residential	7,493	12,910	4,914	25,317
Agricultural	1	13	29	43
Farmland	134	309	273	716

Total commercial loans	15,757	22,837	10,746	49,340
Consumer real estate loans
Home equity lines	162	4,754	55,475	60,391
Single family owner occupied	1,582	4,367	6,019	11,968
Owner occupied construction	6	447	—	453

Total consumer real estate loans	1,750	9,568	61,494	72,812
Consumer and other loans
Consumer loans	—	88	—	88
Other	—	—	—	—

Total consumer and other loans	—	88	—	88

Total covered loans	$17,507	$32,493	$72,240	$122,240

Rate sensitivities
Predetermined interest rate	$13,654	$21,487	$10,781	$45,922
Floating or adjustable interest rate	3,853	11,006	61,459	76,318

Total covered loans	$17,507	$32,493	$72,240	$122,240

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

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

The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

	December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Non-covered nonperforming
Nonaccrual loans	$10,556	$19,161	$23,931	$24,487	$19,414
Accruing loans past due 90 days or more	—	—	—	—	—
TDRs (1)	2,726	1,311	6,009	600	5,325

Total nonperforming loans	13,282	20,472	29,940	25,087	24,739
Non-covered OREO	6,638	7,318	5,749	5,914	4,910

Total nonperforming assets	$19,920	$27,790	$35,689	$31,001	$29,649

Covered nonperforming
Nonaccrual loans	$2,438	$3,353	$4,323	$—	$—
Accruing loans past due 90 days or more	—	86	—	—	—

Total nonperforming loans	2,438	3,439	4,323	—	—
Covered OREO	6,324	7,541	3,255	—	—

Total nonperforming assets	$8,762	$10,980	$7,578	$—	$—

Total nonperforming
Nonaccrual loans	$12,994	$22,514	$28,254	$24,487	$19,414
Accruing loans past due 90 days or more	—	86	—	—	—
TDRs (1)	2,726	1,311	6,009	600	5,325

Total nonperforming loans	15,720	23,911	34,263	25,087	24,739
OREO	12,962	14,859	9,004	5,914	4,910

Total nonperforming assets	$28,682	$38,770	$43,267	$31,001	$29,649

Additional Information
Performing TDRs (2)	$11,808	$10,900	$6,038	$8,854	$6,866
Total TDRs (3)	14,534	12,211	12,047	9,454	12,191
Gross interest income that would have been recorded under the original terms of restructured and non performing loans	1,171	1,548	2,955	1,154	1,341
Actual interest income recorded on restructured and nonperforming loans	597	511	640	411	587

Non-covered ratios
Nonperforming loans to total loans	0.85%	1.31%	1.97%	1.80%	1.78%
Nonperforming assets to total assets	0.80%	1.14%	1.42%	1.43%	1.32%
Non-PCI allowance to nonperforming loans	151.85%	113.92%	86.05%	103.66%	107.05%
Non-PCI allowance to total loans	1.29%	1.50%	1.70%	1.86%	1.91%

Total ratios
Nonperforming loans to total loans	0.93%	1.40%	1.99%	1.80%	1.78%
Nonperforming assets to total assets	1.10%	1.49%	1.59%	1.43%	1.32%
Allowance for loan losses to nonperforming loans	128.67%	100.69%	75.21%	104.46%	107.05%
Allowance for loan losses to total loans	1.20%	1.41%	1.49%	1.88%	1.91%

(1)	TDRs restructured within the past six months, excluding nonaccrual TDRs of $306 thousand, $734 thousand, $3.04 million, $3.04 million and $108 thousand for the five years ended December 31, 2014.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $248 thousand, $1.47 million, $792 thousand, $227 thousand, and $48 thousand for the five years ended December 31, 2014.
(3)	Perfoming and nonperforming TDRs, excluding nonaccrual TDRs of $554 thousand, $2.20 million, $3.83 million, $3.27 million, and $156 thousand for the five years ended December 31, 2014.

Non-covered nonperforming assets as of December 31, 2014, decreased $7.87 million, or 28.32%, from December 31, 2013. Non-covered nonperforming assets as a percentage of total non-covered assets were 0.80% as of December 31, 2014, compared to 1.14% as of December 31, 2013.

Non-covered nonaccrual loans as of December 31, 2014, decreased $8.61 million, or 44.91%, from December 31, 2013. As of December 31, 2014, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (60.53%); non-farm, non-residential (22.11%); home equity lines (7.51%); and single family non-owner occupied (5.70%). Approximately $210 thousand, or 1.99%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations as of December 31, 2014. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

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

Accruing TDRs totaled $14.53 million as of December 31, 2014, compared to $12.21 million as of December 31, 2013. Nonperforming accruing TDRs totaled $2.73 million, or 18.76% of accruing TDRs, as of December 31, 2014, compared to $1.31 million, or 10.74% of accruing TDRs, as of December 31, 2013. The allowance for loan losses attributed to TDRs totaled $475 thousand as of December 31, 2014, compared to $1.84 million as of December 31, 2013.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts. There were no covered accruing loans contractually past due 90 days or more as of December 31, 2014, compared to $86 thousand as of December 31, 2013.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $21.98 million as of December 31, 2014, a decrease of $8.88 million, or 28.78%, compared to $ 30.86 million as of December 31, 2013. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.40% as of December 31, 2014, which is attributed to loans 30 to 89 days past due of 0.73% and nonaccrual loans of 0.67%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 0.85% as of December 31, 2014, compared to 1.31% as of December 31, 2013.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $680 thousand, or 9.29%, as of December 31, 2014, compared to December 31, 2013. Non-covered OREO consisted of 60 properties as of December 31, 2014, with an average holding period of 7 months. The net loss on the sale of OREO totaled $1.42 million in 2014, $1.52 million in 2013, and $966 thousand in 2012. The following tables detail activity within OREO for the periods indicated:

(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1, 2013	$5,749	$3,255	$9,004
Additions	9,656	8,782	18,438
Disposals	(6,997)	(2,776)	(9,773)
Valuation adjustments	(1,090)	(1,720)	(2,810)

Ending balance, December 31, 2013	$7,318	$7,541	$14,859

(Amounts in thousands)	Non-covered	Covered	Total
Beginning balance, January 1, 2014	$7,318	$7,541	$14,859
Additions	5,979	6,641	12,620
Disposals	(5,740)	(5,907)	(11,647)
Valuation adjustments	(919)	(1,951)	(2,870)

Ending balance, December 31, 2014	$6,638	$6,324	$12,962

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

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. The allowance for loan losses includes specific allocations to significant individual loans and credit relationships and general reserves to the remaining loans that have been deemed impaired. Loans not specifically identified are grouped into pools based on similar risk characteristics. Management’s general reserve allocations are based on judgments of qualitative and quantitative factors about macro and micro economic conditions reflected in the loan portfolio and the economy. For loans acquired in business combinations, a provision is recorded for any credit deterioration after the acquisition. Loans identified with credit impairment at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. The provision calculated for PCI loans is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. See “Critical Accounting Estimates” above, Note 1, “Significant Accounting Policies,” and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

Our allowance for loan losses totaled $20.23 million as of December 31, 2014, a decrease of $3.85 million, or 15.99%, compared to $24.07 million as of December 31, 2013. In 2014, we released $3.26 million of specific reserves related to impaired loans and removed $682 thousand of the allowance related to loans transferred in the branch divestiture. The allowance attributed to non-PCI loans as a percentage of non-covered loans held for investment was 1.29% as of December 31, 2014, compared to 1.50% at December 31, 2013. The cash flow analysis performed as of December 31, 2014, identified two of our seven PCI loan pools as impaired with a cumulative impairment of $58 thousand compared to the analysis as of December 31, 2013, that identified four of our seven PCI loan pools as impaired with a cumulative impairment of $747 thousand. The portfolio continues to be monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods.

Our qualitative risk factors continue to reflect a reduced risk of loan losses due to improvements in unemployment trends, general economic conditions, and asset quality metrics and an increased risk of loan losses due to credit concentrations. We incurred net charge-offs of $2.89 million in 2014, $10.35 million in 2013, and $6.11 million in 2012. Net charge-offs decreased $7.46 million, or 72.07% in 2014 as compared to 2013 and increased $4.24 million, or 69.34% in 2013 as compared to 2012. Net charge-offs in 2014 included a $1.60 million recovery related to the positive resolution of a sizable problem credit. In addition, activity in the allowance in 2014 included the removal of $682 thousand of the allowance due to loans transferred in the branch divestiture. A recovery of $697 thousand was attributed to the PCI provision largely due to better than expected performance in the Waccamaw PCI loan portfolio, of which $422 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and $275 thousand was applied to operations. As of December 31, 2014, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods.

The following table presents activity in our allowance for loan losses by loan type for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Beginning balance	$24,077	$25,770	$26,205	$26,482	$24,277
Removal of loans transferred	(682)	—	—	—	—
Provision charged to operations, non-PCI loans	420	7,912	5,871	8,846	14,757
(Recovery of) provision charged to operations, PCI loans	(275)	296	(193)	201	—
(Recovery of) provision recorded through the FDIC indemnification asset	(422)	451	—	—	—
Charge-offs:
Commercial loans
Construction, development, and other land	1,238	2,738	286	1,908	2,711
Commercial and industrial	459	720	113	417	2,900
Multi-family residential	35	17	209	2,551	697
Single family non-owner occupied	488	2,618	2,502	1,812	1,665
Non-farm, non-residential	832	1,613	643	1,074	1,666
Agricultural	—	17	—	—	6
Farmland	—	20	61	219	—
Consumer real estate loans
Home equity lines	451	1,873	851	691	1,089
Single family owner occupied	988	947	1,842	1,615	1,594
Owner occupied construction	305	295	9	195	4
Consumer and other loans
Consumer loans	659	491	403	448	514
Other	1,026	1,178	585	530	756

Total charge-offs	6,481	12,527	7,504	11,460	13,602

Recoveries:
Commercial loans
Construction, development, and other land	84	510	17	817	37
Commercial and industrial	1,736	98	93	271	83
Multi-family residential	10	16	125	68	12
Single family non-owner occupied	331	158	109	121	39
Non-farm, non-residential	239	119	280	148	144
Agricultural	—	22	1	1	32
Farmland	—	8	1	—	31
Consumer real estate loans
Home equity lines	514	273	76	155	12
Single family owner occupied	76	169	213	63	52
Owner occupied construction	—	—	—	34	6
Consumer and other
Consumer loans	121	107	152	139	163
Other	479	695	324	319	439

Total recoveries	3,590	2,175	1,391	2,136	1,050

Net charge-offs	2,891	10,352	6,113	9,324	12,552

Ending balance	$20,227	$24,077	$25,770	$26,205	$26,482

Net charge-offs to average non-covered loans	0.18%	0.68%	0.41%	0.67%	0.90%

The following table details the allowance for loan losses, excluding PCI loans, by loan class, as of the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Commercial loans
Construction, development, and other land	$1,151	$1,141	$1,214	$1,892	$3,991
Commercial and industrial	689	5,215	4,351	3,515	4,511
Multi-family residential	1,917	1,211	1,630	1,889	1,081
Single family non-owner occupied	3,228	3,549	4,367	2,960	3,212
Non-farm, non-residential	5,805	4,650	5,259	6,933	2,846
Agricultural	13	23	22	19	19
Farmland	206	301	416	343	70
Consumer real estate loans
Home equity lines	1,330	1,361	1,574	1,365	2,138
Single family owner occupied	4,935	5,030	5,995	6,134	6,657
Owner occupied construction	225	206	337	212	193
Consumer and other loans
Consumer loans	670	635	597	742	1,764
Other	—	—	—	—	—

Total allowance, excluding PCI loans	$20,169	$23,322	$25,762	$26,004	$26,482

Non-PCI allowance to total non-covered loans	1.29%	1.50%	1.70%	1.86%	1.91%

The following table details the PCI allowance for loan losses, by loan pool, as of the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Commercial loans
Waccamaw commercial	$37	$—	$—	$—	$—
Waccamaw lines of credit	—	—	—	—	—
Peoples commercial	—	69	—	—	—
Other	—	8	8	201	—
Consumer real estate loans
Waccamaw serviced home equity lines	—	277	—	—	—
Waccamaw residential	—	217	—	—	—
Peoples residential	21	184	—	—	—
Consumer and other loans
Waccamaw consumer	—	—	—	—	—

Total PCI allowance	$58	$755	$8	$201	$—

Deposits

Total deposits as of December 31, 2014, increased $50.02 million, or 2.56%, compared to December 31, 2013. Noninterest-bearing deposits increased $78.05 million and savings deposits, which include money market accounts and savings accounts, increased $1.47 million as of December 31, 2014, compared to December 31, 2013. Interest-bearing deposits decreased $7.95 million and time deposits decreased $21.55 million as of December 31, 2014, compared to December 31, 2013.

Borrowings

Total borrowings as of December 31, 2014, decreased $70.66 million, or 23.52%, compared to December 31, 2013. Short-term borrowings consist of federal funds purchased and retail repurchase agreements. No federal funds were purchased as of December 31, 2014, compared to $16.00 million as of December 31, 2013. The balance of retail repurchase agreements increased $3.43 million, or 5.03%, as of December 31, 2014, compared to December 31, 2013. Securities underlying retail repurchase agreements remain under our control during the terms of the agreements. Included in other borrowings was a $2.00 million balance on a $15.00 million unsecured, committed line of credit with an unrelated financial institution. The line of credit carried an interest rate of one-month LIBOR plus 2.00% and matures in April 2015.

The following table presents the balances and weighted average rates paid on short-term borrowings as of the periods indicated:

	Year Ended December 31,
	2014		2013		2012
(Amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Year-end balance	$73,742	0.17%	$84,308	0.19%	$77,922	0.52%
Average annual balance	74,165	0.14%	69,773	0.38%	79,098	0.57%
Maximum month-end balance	117,105		84,308		88,908

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance and weighted average rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of December 31, 2014, compared to December 31, 2013. As of December 31, 2014, wholesale repurchase agreements had contractual maturities between two and five years. The balance of FHLB borrowings decreased $60.00 million, or 40.00%, and the weighted average rate decreased 5 basis points to 4.07% as of December 31, 2014, compared to December 31, 2013. As of December 31, 2014, FHLB borrowings had contractual maturities between two and seven years. In 2014, we prepaid a $50 million FHLB convertible advance with a May 2017 maturity and 4.21% interest rate and $10 million of a $50 million FHLB convertible advance with a May 2017 maturity and 4.15% interest rate, which resulted in a prepayment penalty of $5.01 million.

Included in other borrowings is $15.46 million of junior subordinated debentures (“Debentures”) that were issued by the Company in October 2003 through the Trust with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Debentures mature in October 2033 and are currently callable at the option of the Company.

Stockholders’ Equity

Total stockholders’ equity increased $22.77 million, or 6.93%, to $351.37 million as of December 31, 2014, compared to $328.61 million as of December 31, 2013. The change in stockholders’ equity was largely affected by net income of $25.49 million, dividends declared on our common and Series A Preferred Stock of $10.11 million, the repurchase of 132,773 shares of our common stock totaling $2.17 million, and an increase in accumulated other comprehensive income (“AOCI”) of $9.14 million. AOCI was driven by unrealized gains on available-for-sale securities.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of our ability to raise sufficient cash, or convert assets to cash, to meet our financial obligations. We maintain a liquidity risk management policy and contingency funding policy (“Liquidity Plan”) that is designed to detect potential liquidity issues to protect depositors, creditors, and shareholders. The

Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) and the Board of Directors. ALCO reviews liquidity risk exposure and policies related to liquidity management, ensures that systems and internal controls are consistent with liquidity policies, and provides accurate reports about liquidity needs, sources, and compliance.

The Liquidity Plan involves ongoing monitoring and estimation of potentially credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows during a funding crisis. Several scenarios are analyzed based on varying assumptions about the funding crisis’ severity and duration, such as decreases in earnings, asset quality deterioration, adverse market conditions, and reductions in borrowing capacity and availability. A specific action plan is formulated and activated when a financial shock that affects our normal funding activities is identified. Generally, the plan will reflect a strategy of replacing liability outflows with alternative liabilities, rather than balance sheet asset liquidity, to the extent that significant premiums can be avoided. If alternative liabilities are not available, outflows will be met through liquidation of balance sheet assets, including unpledged securities.

As of December 31, 2014, available liquidity included unencumbered cash on hand and deposits with other financial institutions of $237.66 million, federal funds lines with correspondent banks of $105.00 million, the Federal Reserve Bank discount window of $9.09 million, unused borrowing capacity with the FHLB of $409.19 million, and unpledged available-for-sale securities of $57.33 million. Cash on hand and deposits with other financial institutions, as well as lines of credit extended from correspondent banks and the FHLB, are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Unused borrowing capacity with the FHLB is reported net of letters of credit held to secure public unit deposits. As of December 31, 2014, we held letters of credit with the FHLB totaling $6.18 million. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of December 31, 2014, the Company’s liquid assets consisted of cash and investment securities totaling $29.82 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. As of December 31, 2014, the outstanding balance on the line was $2.00 million.

Cash Flows

The following table presents the major components of cash flow in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Net cash provided by operating activities	$41,689	$44,518	$56,639
Net cash provided by (used in) investing activities	280,955	(1,167)	252,474
Net cash used in financing activities	(141,551)	(131,631)	(211,560)

Net increase (decrease) in cash and cash equivalents	181,093	(88,280)	97,553
Cash and cash equivalents, beginning balance	56,567	144,847	47,294

Cash and cash equivalents, ending balance	$237,660	$56,567	$144,847

2014 Compared to 2013. Net cash provided by operating activities decreased $2.83 million, or 6.35%, to $41.69 million in 2014 primarily due to decreases in the provision for loan losses and proceeds from the sale of mortgage loans offset by debt prepayment penalties, a cash decrease in other operating activities, and a decrease in mortgage loans originated for sale. Net cash provided by investing activities increased $282.12 million in 2014 compared to net cash used of $1.17 million in 2013, which was largely the result of acquisition and divestiture activity in 2014 and a decrease in the purchase of available-for-sale securities. Net cash used in financing activities increased $9.92 million, or 7.54%, to $141.55 million in 2014 primarily due to a decrease in federal funds purchased and the prepayment of FHLB borrowings offset by an increase in time deposits and repurchase agreements and repurchases of treasury stock. The net effect of cash flow activity was a $181.09 million increase in cash and cash equivalents in 2014.

2013 Compared to 2012. Net cash provided by operating activities decreased $12.12 million, or 21.40%, in 2013 primarily due to a decrease in net income of $5.27 million. Net cash used in investing activities totaled $1.17 million in 2013 compared to net cash provided of $252.47 million in 2012, which was largely the result of no acquisition activity in 2013, coupled with a $70.88 million decrease in proceeds from securities and an $86.75 million increase in net loan originations. Net cash used in financing activities decreased $79.93 million in 2013, which was primarily due to a decline in the annual decrease of interest-bearing deposits. The net effect of cash flow activity was an $88.28 million decrease in cash and cash equivalents in 2013.

Capital Resources

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. These guidelines require a minimum risk-based capital ratio of 8%, Tier 1 risk-based capital ratio of 6%, and Tier 1 leverage ratio of 3%.

The following table presents our regulatory capital ratios as of the dates indicated:

	December 31,
	2014	2013	2012
Total risk-based capital ratio
First Community Bancshares, Inc.	17.68%	16.44%	16.70%
First Community Bank	15.73%	14.55%	15.23%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	16.43%	15.19%	15.44%
First Community Bank	14.48%	13.30%	13.97%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.12%	9.95%	9.96%
First Community Bank	8.87%	8.63%	8.98%

As of December 31, 2014, our regulatory capital ratios increased primarily due to an increase in retained earnings while average assets remained relatively stable. Our regulatory capital ratios declined between the years ended December 31, 2013 and 2012 as a result of treasury stock repurchases and net unrealized losses on investment securities. As of December 31, 2014, our capital ratios were well in excess of the minimum standards and classified as “well capitalized” under regulatory capital adequacy standards. See Note 21, “Regulatory Capital Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

Contractual Obligations

We maintain certain contractual cash obligations that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments and, in a changing interest rate environment, the ability to adjust rates on certificates of deposit; attract new deposits; and replace deposits with FHLB advances or other fund providers, if cost effective. The following table presents our contractual cash obligations, detailed by payment date, as of December 31, 2014:

(Amounts in thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Deposits without a stated maturity (1)	$1,297,081	$1,297,081	$—	$—	$—
Overnight security repurchase agreements	69,552	69,552	—	—	—
Certificates of deposit (2)(3)	716,177	473,398	150,737	81,440	10,602
Term security repurchase agreements	57,600	3,915	27,768	25,917	—
FHLB advances (2)(3)	105,917	3,660	46,224	4,000	52,033
Trust preferred indebtedness	27,371	2,630	1,238	1,192	22,311
Leases	5,703	675	1,123	859	3,046

Total contractual cash obligations	$2,279,401	$1,850,911	$227,090	$113,408	$87,992

(1)	Excludes interest
(2)	Includes interest on fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2014. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

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

The following table presents our off-balance sheet arrangements, detailed by commitment expiration, as of December 31, 2014:

(Amounts in thousands)	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years

Commitments to extend credit
Commercial loans
Construction, development, and other land	$17,372	$7,984	$9,388	$—	$—
Commercial and industrial	33,029	29,408	3,445	9	167
Multi-family residential	2,706	2,589	25	—	92
Single family non-owner occupied	1,713	1,713	—	—	—
Non-farm, non-residential	27,148	13,372	12,510	1,135	131
Agricultural	344	324	20	—	—
Farmland	1,668	1,347	321	—	—
Consumer real estate loans
Home equity lines	110,285	11,777	15,659	17,731	65,118
Single family owner occupied	315	237	6	—	72
Owner occupied construction	16,870	15,200	1,640	—	30
Consumer and other loans
Consumer loans	23,208	16,481	911	550	5,266
Other	1,813	64	1,749	—	—

Total unused commitments	$236,471	$100,496	$45,674	$19,425	$70,876

Letters of credit
Financial letters of credit	$487	$277	$200	$—	$10
Performance letters of credit	3,094	2,981	14	5	94

Total letters of credit	$3,581	$3,258	$214	$5	$104

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes are presented in accordance with GAAP, which requires the measurement of results of operations and financial position in historical dollars. Inflation may cause a rise in price levels and changes in the relative purchasing power of money. These inflationary effects are not reflected in historical dollar measurements. The primary effect of inflation on our operations is increased operating costs. In management’s opinion, interest rates have a greater impact on our financial performance than inflation. Interest rates do not necessarily fluctuate in the same direction, or to the same extent, as the price of goods and services; therefore, the effect of inflation on businesses with large investments in property, plant, and inventory is generally more significant than the effect on financial institutions. The U.S. inflation rate continues to be relatively stable, and management believes that any changes in inflation will not be material to our financial performance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our profitability is largely dependent upon net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our Company, like other financial institutions, is subject to interest rate risk to the degree that interest-earning assets reprice differently than interest-bearing liabilities. We manage our mix of assets and liabilities with the goal of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating sources and uses of funds while maintaining an acceptable level of net interest income given the current interest rate environment.

Net interest income, our primary component of operational revenue, is subject to variation due to changes in interest rate environments and unbalanced repricing opportunities on earning assets and interest-bearing liabilities. Interest rate risk has four primary components: repricing risk, basis risk, yield curve risk, and option risk. Repricing risk occurs when earning assets and paying liabilities reprice at differing times as interest rates change. Basis risk occurs when underlying rates on assets and liabilities change at different levels or in varying degrees. Yield curve risk is the risk of adverse consequences that occurs when the same instrument experiences unequal change in the spread between two or more rates for different maturities. Lastly, option risk occurs from embedded options, often put or call options, given or sold to holders of financial instruments.

To mitigate the effect of changes in the general level of interest rates, we manage repricing opportunities and thus, our interest rate sensitivity. We seek to control our interest rate risk exposure to insulate net interest income and net earnings from fluctuations in the general level of interest rates. To measure our exposure to interest rate risk, quarterly simulations of net interest income are performed using financial models that project net interest income through a range of possible interest rate environments, including rising, declining, most likely, and flat rate scenarios. We use a simulation model that captures all earning assets, interest-bearing liabilities, and off-balance sheet financial instruments and combines the various factors affecting rate sensitivity into an earnings outlook for a range of assumed interest rate scenarios. Simulation results show the existence and severity of interest rate risk in each rate environment based on the current balance sheet position, assumptions about changes in the volume and mix of interest-earning assets and interest-paying liabilities, and our estimate of yields earned on assets and rates paid on deposit instruments and borrowings. These assumptions are inherently uncertain and, as a result, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and our strategies. The earnings simulation model provides the best tool for managing interest rate risk available to us and the industry.

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios. In addition, the policy addresses exposure limits to changes in the economic value of equity per predefined policy guidelines. The most recent simulation indicates that current exposure to interest rate risk is within our defined policy limits.

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates rate changes of plus 300 to minus 100 basis points from the base simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of December 31, 2014, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; thus, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed to have floors near 0%.

	Year Ended December 31,
	2014		2013
(Amounts in thousands, except basis points) Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change

300	$3,619	4.2	$2,649	3.1
200	2,183	2.5	1,517	1.8
100	871	1.0	454	0.5
(100)	290	0.3	497	0.6

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTORY DATA INDEX

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2014	2013
Assets
Cash and due from banks	$39,450	$43,598
Federal funds sold	196,873	1,817
Interest-bearing deposits in banks	1,337	11,152

Total cash and cash equivalents	237,660	56,567
Securities available for sale	326,117	519,820
Securities held to maturity	57,948	568
Loans held for sale	1,792	883
Loans held for investment, net of unearned income:
Covered under loss share agreements	122,240	151,682
Not covered under loss share agreements	1,567,176	1,559,039
Less allowance for loan losses	(20,227)	(24,077)

Loans held for investment, net	1,669,189	1,686,644
FDIC indemnification asset	27,900	34,691
Premises and equipment, net	55,844	61,116
Other real estate owned:
Covered under loss share agreements	6,324	7,541
Not covered under loss share agreements	6,638	7,318
Interest receivable	6,315	7,521
Goodwill	100,722	105,455
Other intangible assets	6,421	2,866
Other assets	105,066	111,524

Total assets	$2,607,936	$2,602,514

Liabilities
Deposits:
Noninterest-bearing	$417,729	$339,680
Interest-bearing	1,583,030	1,611,062

Total deposits	2,000,759	1,950,742
Interest, taxes, and other liabilities	26,062	22,770
Federal funds purchased	—	16,000
Securities sold under agreements to repurchase	121,742	118,308
FHLB borrowings	90,000	150,000
Other borrowings	17,999	16,088

Total liabilities	2,256,562	2,273,908

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 15,151 and 15,251 shares outstanding at December 31, 2014 and 2013, respectively	15,151	15,251
Common stock, $1 par value; 50,000,000 shares authorized; 20,499,683 and 20,493,057 shares issued at December 31, 2014 and 2013, respectively; 2,093,464 and 1,978,478 shares in treasury at December 31, 2014 and 2013, respectively	20,500	20,493
Additional paid-in capital	215,873	215,663
Retained earnings	141,206	125,826
Treasury stock, at cost	(35,751)	(33,887)
Accumulated other comprehensive loss	(5,605)	(14,740)

Total stockholders’ equity	351,374	328,606

Total liabilities and stockholders’ equity	$2,607,936	$2,602,514

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2014	2013	2012
Interest Income
Interest and fees on loans held for investment	$95,492	$96,600	$96,684
Interest on securities — taxable	5,975	7,875	7,830
Interest on securities — nontaxable	4,350	4,790	4,883
Interest on deposits in banks	291	211	259

Total interest income	106,108	109,476	109,656
Interest Expense
Interest on deposits	7,308	8,823	9,972
Interest on short-term borrowings	2,024	2,222	2,515
Interest on long-term debt	5,958	6,789	7,113

Total interest expense	15,290	17,834	19,600

Net interest income	90,818	91,642	90,056
Provision for loan losses	145	8,208	5,678

Net interest income after provision for loan losses	90,673	83,434	84,378
Noninterest Income
Wealth management	3,030	3,412	3,701
Service charges on deposit accounts	13,828	13,558	14,063
Other service charges and fees	7,581	7,151	6,462
Insurance commissions	6,555	5,933	5,743
Impairment losses on securities	(737)	(320)	(942)
Portion of losses recognized in other comprehensive income	—	—	—

Net impairment losses recognized in earnings	(737)	(320)	(942)
Net (loss) gain on sale of securities	(1,385)	399	483
Net FDIC indemnification asset (amortization) accretion	(3,979)	(5,597)	458
Net gain on branch divestiture	755	—	—
Other operating income	4,355	5,235	6,742

Total noninterest income	30,003	29,771	36,710
Noninterest Expense
Salaries and employee benefits	40,713	41,235	38,667
Occupancy expense of bank premises	6,338	7,033	6,872
Furniture and equipment	4,952	4,966	4,145
Amortization of intangible assets	787	729	804
FDIC premiums and assessments	1,672	1,717	1,612
FHLB debt prepayment fees	5,008	—	—
Merger, acquisition, and divestiture expense	1,150	57	5,093
Other operating expense	22,242	23,248	21,190

Total noninterest expense	82,862	78,985	78,383

Income before income taxes	37,814	34,220	42,705
Income tax expense	12,324	10,908	14,128

Net income	25,490	23,312	28,577
Dividends on preferred stock	910	1,024	1,058

Net income available to common shareholders	$24,580	$22,288	$27,519

Basic earnings per common share	$1.34	$1.13	$1.44
Diluted earnings per common share	1.31	1.11	1.40
Cash dividends per common share	0.50	0.48	0.43

Weighted average basic shares outstanding	18,406,363	19,792,099	19,127,065
Weighted average diluted shares outstanding	19,483,054	20,961,800	20,419,569

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Comprehensive Income
Net income	$25,490	$23,312	$28,577
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Unrealized (losses) gains on securities available for sale with other-than-temporary impairment	(1)	(1,277)	1,036
Unrealized gains (losses) on securities available for sale without other-than-temporary impairment	12,914	(19,964)	7,280
Less: reclassification adjustment for losses (gains) realized in net income	1,385	(399)	(483)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	737	320	942

Unrealized gains (losses) on available-for-sale securities	15,035	(21,320)	8,775
Employee benefit plans:
Net actuarial (loss) gain on pension and other postretirement benefit plans	(642)	758	(195)
Net prior service cost attributed to plan amendments	—	(380)	—
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	260	327	268

Unrealized (losses) gains on employee benefit plans	(382)	705	73

Other comprehensive income (loss), before tax	14,653	(20,615)	8,848
Income tax (expense) benefit	(5,518)	7,700	(3,345)

Other comprehensive income (loss), net of tax	9,135	(12,915)	5,503

Total comprehensive income	$34,625	$10,397	$34,080

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2012	$18,921	$18,083	$188,118	$93,656	$(5,721)	$(7,328)	$305,729
Net income	—	—	—	28,577	—	—	28,577
Other comprehensive income	—	—	—	—	—	5,503	5,503
Common dividends declared — $0.43 per share	—	—	—	(8,162)	—	—	(8,162)
Preferred dividends declared — $60.00 per share	—	—	—	(1,058)	—	—	(1,058)
Preferred stock converted to common stock — 103,500 shares	(1,500)	103	1,397	—	—	—	—
Equity-based compensation expense	—	—	115	—	17	—	132
Common stock options exercised — 5,223 shares	—	—	(55)	—	130	—	75
Restricted stock awards — 5,300 shares	—	—	(59)	—	128	—	69
Purchase of treasury shares — 67,438 shares at $15.00 per share	—	—	—	—	(1,012)	—	(1,012)
Acquisition of Peoples Bank of Virginia — 2,157,005 shares	—	2,157	24,313	—	—	—	26,470

Balance December 31, 2012	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323

Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	23,312	—	—	23,312
Other comprehensive income	—	—	—	—	—	(12,915)	(12,915)
Common dividends declared — $0.48 per share	—	—	—	(9,475)	—	—	(9,475)
Preferred dividends declared — $60.00 per share	—	—	—	(1,024)	—	—	(1,024)
Preferred stock converted to common stock — 149,730 shares	(2,170)	150	2,020	—	—	—	—
Equity-based compensation expense	—	—	18	—	—	—	18
Common stock options exercised — 5,850 shares	—	—	(21)	—	106	—	85
Restricted stock awards — 40,371 shares	—	—	(183)	—	886	—	703
Purchase of treasury shares — 1,739,601 shares at $16.31 per share	—	—	—	—	(28,421)	—	(28,421)

Balance December 31, 2013	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606

Balance January 1, 2014	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606
Net income	—	—	—	25,490	—	—	25,490
Other comprehensive income	—	—	—	—	—	9,135	9,135
Common dividends declared — $0.50 per share	—	—	—	(9,200)	—	—	(9,200)
Preferred dividends declared — $60.00 per share	—	—	—	(910)	—	—	(910)
Preferred stock converted to common stock — 6,900 shares	(100)	7	93	—	—	—	—
Equity-based compensation expense	—	—	332	—	—	—	332
Common stock options exercised — 3,854 shares	—	—	(13)	—	66	—	53
Restricted stock awards — 13,933 shares	—	—	(202)	—	238	—	36
Purchase of treasury shares — 132,773 shares at $16.29 per share	—	—	—	—	(2,168)	—	(2,168)

Balance December 31, 2014	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Operating activities
Net income	$25,490	$23,312	$28,577
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	145	8,208	5,678
Depreciation and amortization of property, plant, and equipment	4,405	4,666	4,034
Amortization of premiums on investments, net	961	884	2,329
Amortization (accretion) of FDIC indemnification asset, net	3,979	5,597	(458)
Amortization of intangible assets	787	729	804
Gain on acquisitions and divestitures, net	(755)	—	—
Gain on sale of loans	(671)	(1,211)	(1,065)
Equity-based compensation expense	332	18	132
(Gain) loss on sale of property, plant, and equipment	(113)	(158)	82
Loss on sales of other real estate	3,227	2,785	1,869
Loss (gain) on sale of securities	1,385	(399)	(483)
Impairment losses recognized in earnings, net	737	320	942
FHLB debt prepayment fees	5,008	—	—
Deferred income tax benefit	—	—	(896)
Proceeds from sale of mortgage loans	28,443	75,348	67,502
Origination of mortgage loans	(28,681)	(68,348)	(67,289)
Decrease in accrued interest receivable	1,206	321	2,356
(Increase) decrease in other operating activities	(4,196)	(7,554)	12,525

Net cash provided by operating activities	41,689	44,518	56,639
Investing activities
Proceeds from sale of securities available for sale	162,443	105,934	155,600
Proceeds from maturities, prepayments, and calls of securities available for sale	48,915	87,055	105,830
Proceeds from maturities and calls of securities held to maturity	190	250	2,690
Payments to acquire securities available for sale	(6,047)	(201,138)	(245,344)
Payments to acquire securities held to maturity	(57,675)	—	—
(Originations) collections of loans, net	(64,115)	(11,662)	75,091
Proceeds from the redemption of FHLB stock, net	4,349	470	2,101
Cash received (paid) in acquisitions and divestitures, net	178,604	(697)	152,283
Proceeds from the FDIC	4,770	14,311	2,974
Payments to acquire property, plant, and equipment	(2,146)	(2,772)	(8,008)
Proceeds from sale of property, plant, and equipment	1,048	480	1,151
Proceeds from sale of other real estate	10,619	6,602	8,106

Net cash provided by (used in) investing activities	280,955	(1,167)	252,474
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	68,246	(3,672)	12,657
Decrease in interest-bearing deposits, net	(121,912)	(75,761)	(175,132)
(Decrease) increase in federal funds purchased, net	(16,000)	16,000	—
Proceeds from (repayments of) securities sold under agreements to repurchase	3,432	(17,810)	(13,172)
Repayments of long-term debt	(63,097)	(11,594)	(25,769)
Proceeds from stock options exercised	53	85	144
Excess tax benefit from equity-based compensation	5	9	6
Payments for repurchase of treasury stock	(2,168)	(28,421)	(1,012)
Payments of common dividends	(9,200)	(9,475)	(8,162)
Payments of preferred dividends	(910)	(992)	(1,120)

Net cash used in financing activities	(141,551)	(131,631)	(211,560)

Net increase (decrease) in cash and cash equivalents	181,093	(88,280)	97,553
Cash and cash equivalents at beginning of period	56,567	144,847	47,294

Cash and cash equivalents at end of period	$237,660	$56,567	$144,847

Supplemental transactions — noncash items
Transfer of loans to other real estate	$12,620	$18,438	$9,083
Loans originated to finance other real estate	671	3,196	1,405
Supplemental disclosure — cash flow information
Cash paid for interest	15,289	18,146	19,656
Cash paid for income taxes	12,552	3,000	10,388

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

First Community Bancshares, Inc. (the “Company”) is a financial holding company headquartered in Bluefield, Virginia that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution. The Bank operates 53 branches in 4 states under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Company offers personal and commercial insurance products and services from 11 locations through its wholly owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), which is headquartered in High Point, North Carolina. Greenpoint operates under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr &Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”), a registered investment advisory firm. The Trust Division and FCWM managed $712 million in combined assets as of December 31, 2014. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent. The Company reported consolidated assets of $2.61 billion as of December 31, 2014. Unless the context suggests otherwise, the term “Company” refers to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

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

The Company has investments in certain entities that are considered variable interest entities (“VIEs”) under GAAP. These VIEs include the Company’s trust subsidiary, FCBI Capital Trust (the “Trust”); certain tax credit limited partnerships; and limited liability companies that provide aviation services, insurance brokerage, title insurance, and other related financial services. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs. Based on the Company’s analysis for the periods presented in this report, it is not the primary beneficiary of its VIEs. Since these entities do not meet the criteria for consolidation, they are reported in other assets in the Company’s consolidated balance sheets. The carrying value and maximum potential loss exposure of VIEs totaled $1.26 million as of December 31, 2014, and $2.89 million as of December 31, 2013.

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

Investment Securities

Management determines the proper classification of securities at the time of purchase. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available-for-sale securities and carried at estimated fair value. Securities classified as available for sale consist of securities management intends to hold for indefinite periods of time, including securities to be used as part of the Company’s asset/liability management strategy and securities that may be sold in response to changes in interest rates, prepayment risk, or other similar factors. Unrealized appreciation or depreciation in fair value above or below amortized cost is included in stockholders’ equity, net of income taxes, under the category of accumulated other comprehensive income (“AOCI”). Gains or losses on the call, maturity, or sale of investment securities are recorded based on the specific identification method. Purchase premiums and discounts are amortized or accreted over the life of a security into interest income.

The Company performs an extensive quarterly review to determine if impairment exists in the investment portfolio. If a security is deemed impaired, management evaluates the causes of unrealized losses to determine whether the impairment is temporary or other-than-temporary in nature. If a security is determined to be other-than-temporarily impaired, the value of the security is reduced and a corresponding charge to noninterest income is recognized. If the other-than-temporary impairment (“OTTI”) is related to a debt security, the Company determines the amount of the impairment related to the credit loss, which is recognized in noninterest income, and the amount related to all other factors, which is recognized in other comprehensive income.

Loans Held for Sale

Loans classified as held for sale are originated with the intent to sell in the secondary market. Loans held for sale consist primarily of one to four family residential loans and are carried at the lower of cost or estimated fair value as determined on an aggregate basis. These long-term, fixed rate loans are sold to investors on a best efforts basis; consequently, the Company does not absorb the interest rate risk involved in these loans. The fair value of loans held for sale is determined by quoted market prices for loans with similar coupon rates and terms.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company enters into interest rate lock commitments (“IRLCs”) with customers on mortgage loans intended to be sold in the secondary market and commitments to sell mortgages. These IRLCs and forward sale loan commitments are recorded at fair value in other assets and liabilities with any changes in fair value recognized in other income. These derivative instruments do not qualify as hedges. The fair value of IRLCs is determined by quoted market prices for loans with similar coupon rates and terms. The fair value of forward sale loan commitments is based on changes in the value of the commitment, principally because of changes in interest rates.

Loans Held for Investment

Loans classified as held for investment are originated with the intent to hold indefinitely, until maturity, or until pay-off. Loans held for investment are carried at the principal amount outstanding, net of unearned income, less any write-downs necessary to reduce individual loans to net realizable value. Loan origination fees, including loan commitment and underwriting fees, are reduced by direct costs associated with loan processing, including salaries, legal review, and appraisal fees. Net deferred loan fees are deferred and amortized over the life of the related loan or commitment period.

The Company maintains an active and robust problem credit identification system through its ongoing credit review function. When a credit is identified as exhibiting characteristics of weakening, the Company assesses the credit for potential impairment. Loans are considered impaired when, in the opinion of management and based on current information and events, the collection of principal and interest payments due under the contractual terms of the loan agreements are uncertain. The Company’s Special Asset department reviews loans with balances of $250 thousand or greater that are deemed to be impaired quarterly. Factors considered in determining impairment include, but are not limited to, the borrower’s cash flow and capacity for debt repayment, the valuation of collateral, historical loss percentages, and economic conditions. Impairment allowances allocated to individual loans, including individual credit relationships and loan pools grouped by similar risk characteristics, are reviewed quarterly by management. Interest income realized on impaired loans in nonaccrual status, if any, is recognized upon receipt. The accrual of interest, which is typically based on the daily amount of principal outstanding, on impaired loans is generally continued unless the loan becomes delinquent 90 days or more.

The Company’s Special Assets department also monitors and manages part due loans. Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for loan losses. Loans in nonaccrual status may be returned to accrual status provided the loan is brought current, all principal and interest amounts contractually due (including past due payments) are reasonably assured of repayment within a reasonable period, and there is a period of at least six months of repayment performance (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.

Seriously delinquent loans are evaluated for loss mitigation options, including charge-off. Closed-end retail loans are generally charged off against the allowance for loan losses when the loans become 120 days past due. Open-end retail loans and residential real estate secured loans are generally charged off when the loan becomes 180 days past due. Unsecured loans are generally charged off when the loan becomes 90 days past due. All other loans are charged off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans previously charged off are credited to the allowance for loan losses in the period received.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions and recoveries of prior loan charge-offs and decreased by loans charged off. The provision is calculated and charged to earnings to bring the allowance to a level that, through a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses in the portfolio. While management uses its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control: the performance of the Company’s loan portfolio, the economy, changes in interest rates, the view of regulatory authorities towards loan classifications, and other factors. While management has allocated the allowance for loan losses to specific loans and general portfolio segments, the entire allowance is available for use against any type of loan loss deemed appropriate by management.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

appraisals. When a property is transferred into OREO, any excess of the loan balance over the net realizable fair value is charged against the allowance for loan losses. Operating expenses, gains, and losses on the sale of OREO are included in other noninterest expense in the Company’s consolidated statements of income after any fair value write-downs are recorded as valuation adjustments.

Business Combinations

The Company may engage in business combinations with other companies. These transactions are accounted for using Topic 805 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), which requires the acquisition method of accounting. Under the acquisition method of accounting, all identifiable assets acquired, including purchased loans, and liabilities are recorded at fair value. Any excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. In instances where the price of the acquired business is less than the net assets acquired, a gain on the purchase is recorded.

Management makes significant estimates and judgments in accounting for business combinations. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisals by qualified independent parties for relevant asset and liability categories. Management must also make estimates for the useful or economic lives of certain acquired assets and liabilities. These lives are used in establishing the amortization and accretion of some intangible assets and liabilities, such as core deposits obtained in the acquisition of commercial banks. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information about the closing date fair values becomes available. The results of operations of an acquired entity are included in the Company’s consolidated results of operations from the closing date of the merger.

Purchased loans are recorded using the fair value methodology outlined in Topic 820 of the FASB ASC, exclusive of loss share agreements with the FDIC. The fair value estimates associated with loans include expected prepayments and the amount and timing of expected principal, interest, and other cash flows. No allowance for loan losses is recorded at acquisition for purchased loans because the fair values of the acquired loans incorporate credit risk assumptions.

When purchased loans exhibit evidence of credit deterioration after the acquisition date, and it is probable at acquisition the Company will not collect all contractually required principal and interest payments, the loans are referred to as PCI loans. PCI loans are accounted for using Topic 310-30 of the FASB ASC, formerly the American Institute of Certified Public Accountants’ Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Per the guidance, the Company aggregates PCI loans that have common risk characteristics into loan pools. The Company has established the following loan pools related to the acquisitions of Peoples Bank of Virginia (“Peoples”) and Waccamaw Bank (“Waccamaw’) for evaluation: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. Evidence of credit quality deterioration at acquisition may include measures such as nonaccrual status, credit scores, declines in collateral value, current loan to value percentages, and days past due. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest, and other cash flows for each loan or pool of loans identified as credit impaired. If contractually required payments at acquisition exceed cash flows expected to be collected, the excess is the non-accretable difference, which is available to absorb credit losses on those loans or pools of loans. If the cash flows expected at acquisition exceed the estimated fair values, the excess is the accretable yield, which is recognized in interest income over the remaining lives of those loans or pools of loans when there is a reasonable expectation about the amount and timing of such cash flows.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchased performing loans are accounted for using the contractual cash flow method of accounting, which results in these loans being recorded at fair value with a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated contractual lives of the loans. Information about the accounting and valuation of the allowance for loan losses related to purchased loans, intangible assets, and receivables resulting from FDIC-assisted transactions is found in this note of the consolidated financial statements.

Federal Deposit Insurance Corporation Indemnification Asset

The FDIC indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets purchased from the FDIC that are covered by loss share agreements. The FDIC indemnification asset is measured separately from related covered assets because it is not contractually embedded in the assets or transferable should the assets be disposed. Under the acquisition method of accounting, the FDIC indemnification asset was recorded at fair value using projected cash flows based on expected reimbursements and applicable loss share percentages as outlined in the loss share agreements with the FDIC. The expected reimbursements did not include reimbursable amounts related to future covered expenditures. The cash flows were discounted to reflect the timing and receipt of reimbursements from the FDIC. The discount is accreted through noninterest income over future periods. The Company regularly reviews the fair value of the FDIC indemnification asset with input from a third-party provider. Post-acquisition adjustments to the indemnification asset are measured on the same basis as the underlying covered assets. Increases in the cash flows of covered loans reduce the FDIC indemnification asset balance, which is recognized as amortization through noninterest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans. Decreases in the cash flows of covered loans increase the FDIC indemnification asset balance, which is recognized as accretion through noninterest income. The realization of the FDIC indemnification asset ultimately depends on the performance of the underlying covered assets, the passage of time, and claims paid by the FDIC; therefore, the amount the Company realizes could differ materially from the carrying value.

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

Goodwill and Other Intangible Assets

Intangible assets consist of goodwill, core deposit intangible assets, and other identifiable intangible assets that result from business combinations. Goodwill represents the excess of the purchase price over the fair value of net assets acquired that is allocated to the appropriate reporting unit when acquired. The Company maintains two reporting units, Community Banking and Insurance Services. Goodwill is tested annually in the fourth quarter using a qualitative assessment to determine if it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of either reporting unit is less than its carrying amount, the two-step quantitative goodwill impairment test is performed.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company performed its annual impairment test of goodwill as of October 31, 2014. The Step 1 valuation analysis included a market approach, using public company and transaction methods, and an income approach, using a discounted cash flow method. The Step 1 analysis indicated that no impairment charge was necessary at either reporting unit. An impairment charge to goodwill and other intangible assets may be required in the future if the Company’s future earnings and cash flows decline or discount rates used in determining fair value increase.

Core deposit intangible assets represent the future earnings potential of acquired deposit relationships that are amortized over their estimated remaining useful lives. Other identifiable intangible assets primarily represent the rights arising from contractual arrangements that are amortized using the straight-line method.

Other Investments

As a condition of membership in the FHLB and the Federal Reserve Bank (“FRB”), the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta and FRB of Richmond. These securities are reported in other assets in the Company’s consolidated balance sheets. There is no market for these securities and ownership is restricted; therefore, readily determinable fair values are not available. The Company carries these nonmarketable securities at cost and reviews the FHLB of Atlanta stock quarterly for impairment. The Company believes the FHLB of Atlanta ownership position provides access to relatively inexpensive wholesale and overnight funding. The FHLB of Atlanta repurchased excess activity-based stock and paid quarterly cash dividends in each of the three years ended December 31, 2014. Based on publicly available information as of December 31, 2014, the Company believes that its FHLB of Atlanta stock is not impaired. The investment in FHLB of Atlanta stock was $6.37 million as of December 31, 2014, and $10.72 million as of December 31, 2013. The investment in FRB of Richmond stock was $5.58 million as of December 31, 2014, and December 31, 2013.

The Company maintains long-term investments in various entities, including the Trust; certain tax credit limited partnerships; and other limited liability companies that provide aviation services, insurance brokerage, title insurance, and other related financial services. These entities are reported in other assets in the Company’s consolidated balance sheets. Investments in entities that the Company has no significant influence or control over, generally ownership interests of less than 20%, are recorded using the cost method of accounting. Under the cost method, these investments do not have readily determinable fair values and dividends received are generally recorded as income. Investments in entities that the Company has the ability to exercise significant influence over but not control, generally ownership interests ranging from 20% to 50%, are recorded using the equity method of accounting. Under the equity method, dividends received generally reduce the carrying amount of the investment, and the investment is adjusted to recognize the Company’s share of the entity’s earnings, losses, and changes in capital, if any. Management believes any future adjustments to equity investments will be immaterial. All long-term investments are reviewed periodically for possible impairment. The carrying value and maximum potential loss of equity investments totaled $360 thousand as of December 31, 2014, and $786 thousand as of December 31, 2013.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advertising Expenses

Advertising costs are generally expensed as incurred. The Company may establish accruals for expected advertising expenses in the course of a fiscal year.

Equity-Based Compensation

The cost of employee services received in exchange for equity instruments, including stock options and restricted stock awards, is generally measured at fair value on the grant date. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Income Taxes

Income tax expense is comprised of the current and deferred tax consequences of events and transactions already recognized. The Company includes interest and penalties related to income tax liabilities in income tax expense. The effective tax rate, income tax expense as a percentage of pre-tax income, may vary significantly from statutory rates due to tax credits and permanent differences. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets and liabilities are adjusted through the provision for income taxes as changes in tax laws or rates are enacted.

The Company’s tax filings for the years ended December 31, 2010 through 2013, are open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

Earnings per Common Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of potential common stock that could be issued by the Company. Under the treasury stock method of accounting, potential common stock may be issued for stock options, nonvested restricted stock awards, performance based stock awards, and convertible preferred stock. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period plus the number of dilutive potential common shares. The calculation of diluted earnings per common share excludes potential common shares that have an exercise price greater than the average market value of the Company’s common stock because the effect would be antidilutive.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2014	2013	2012
Net income	$25,490	$23,312	$28,577
Dividends on preferred stock	910	1,024	1,058

Net income available to common shareholders	$24,580	$22,288	$27,519

Weighted average number of common shares outstanding, basic	18,406,363	19,792,099	19,127,065
Dilutive effect of potential common shares from:
Stock options	18,607	19,337	4,549
Restricted stock	461	5,014	2,107
Convertible preferred stock	1,046,175	1,132,998	1,285,848
Contingently issuable shares	11,448	12,352	—

Weighted average number of common shares outstanding, diluted	19,483,054	20,961,800	20,419,569

Basic earnings per common share	$1.34	$1.13	$1.44
Diluted earnings per common share	$1.31	$1.11	$1.40

Antidilutive potential common shares:
Stock options	222,651	317,420	420,802
Restricted stock	—	271	—

Total potential antidilutive shares	222,651	317,691	420,802

The Company’s Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) carries a 6% dividend rate. Each share of the Series A Preferred Stock is convertible into 69 shares of the Company’s common stock at any time. The Company may redeem the shares at face value and the shares mandatorily convert on May 20, 2016. The Series A Preferred Stock outstanding totaled 15,151 shares as of December 31, 2014, 15,251 shares as of December 31, 2013, and 17,421 shares as of December 31, 2012.

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

If certain conditions are met, a derivative may be designated as a hedge related to fair value, cash flow, or foreign exposure risk. Changes in the fair value of a derivative instrument vary depending on the intended use of the derivative and the resulting designation. The Company accounts for fair value hedges using the regression analysis method. The hedged item is regressed with the hedging instrument and if the coefficient of determination is at least 0.80 the hedge will be deemed effective. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ineffectiveness is also reflected in current earnings. Changes in the fair value of derivatives not designated as hedging instruments are recognized as a gain or loss in earnings. The Company formally documents any relationships between hedging instruments and hedged items and the risk management objective and strategy for undertaking each hedged transaction. As of December 31, 2014, the Company had one interest rate swap that qualified as a fair value hedging instrument. The Company’s other derivative instruments include various IRLCs and forward sale loan commitments that do not qualify as hedging instruments.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal, or most advantageous, market used to measure the fair value of the asset or liability must not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are independent, knowledgeable, able to transact, and willing to transact.

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

These valuation methodologies were applied to all the Company’s assets and liabilities carried at fair value. In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third-party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Standards

The FASB issued several Accounting Standards Updates in 2014; however, no updates impacted, or are expected to impact, the Company’s financial condition or results of operation.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 is intended to improve the reporting of reclassifications out of AOCI of various components. ASU 2013-02 requires entities to disclose in a single location, either on the face of the financial statement that reports net income or in the notes, the effects of reclassification out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on available-for-sale securities reclassified into net income on sale, entities must disclose the effect on the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, such as actuarial gains or losses amortized into pension cost that may be capitalized into inventory or other assets, entities must provide a cross reference to other required U.S. GAAP disclosures. ASU 2013-02 was effective prospectively for interim and annual periods beginning on or after December 15, 2012. The Company adopted the guidance in 2013 and has included the related disclosures in Note 17, “Accumulated Other Comprehensive Income,” to the Consolidated Financial Statements of this report.

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

Waccamaw Bank

On June 8, 2012, the Company entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all deposits and certain liabilities of Waccamaw, headquartered in Whiteville, North Carolina. Waccamaw, a full service community bank, operated sixteen branches throughout North Carolina and South Carolina. At acquisition, Waccamaw had total assets of $500.64 million, loans of $318.35 million, and deposits of $414.13 million. Under the loss share agreements, the

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FDIC covers 80% of most loan and foreclosed real estate losses. The Company recorded an indemnification asset of $49.76 million at acquisition representing the present value of estimated losses on covered assets to be reimbursed by the FDIC. The Company recorded goodwill of $10.62 million from the acquisition.

Bank of America

On October 24, 2014, the Company completed the acquisition of seven branches from Bank of America, National Association. At acquisition, the branches had total deposits of $318.88 million. The Company assumed the deposits for a premium of $5.79 million. No loans were included in the purchase. Additionally, the Company purchased the real estate or assumed the leases associated with the branches. The acquisition expands the Company’s presence by six branches in Southwestern Virginia and one branch in Central North Carolina.

CresCom Bank

On December 12, 2014, the Company completed the sale of thirteen branches to CresCom Bank (“CresCom”), Charleston, South Carolina. The divestiture consisted of ten branches in the Southeastern, Coastal region of North Carolina and three branches in South Carolina, all of which were previously acquired in the FDIC-assisted acquisition of Waccamaw. At closing, CresCom assumed total deposits of $215.19 million and total loans of $70.04 million. The transaction excluded loans covered under FDIC loss share agreements. The Company recorded a net gain of $755 thousand in connection with the divestiture, which included a deposit premium received from CresCom of $6.45 million and goodwill allocation of $6.45 million.

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

Acquisitions that occurred before 2009 call for issuing further cash consideration if certain operating targets are met. If those targets are met, the value of the consideration will be added to the cost of the acquisition. Earn-out payments related to these acquisitions totaled $353 thousand in 2014, $442 thousand in 2013, and $692 thousand in 2012.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Cash Paid (Received) in Acquisitions and Divestitures

The following table presents the components of net cash acquired, or paid, in acquisitions and divestitures, an investing activity in the Company’s statements of cash flows, in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Acquisitions
Fair value of assets and liabilities acquired:
Investments	$—	$—	$62,919
Loans	140	281	419,320
Premises and equipment	4,547	—	7,535
Other assets	4,563	—	255,924
Deposits	(318,877)	—	(649,184)
Other liabilities	(76)	—	(60,085)
Purchase price in excess of net assets acquired	1,721	663	21,810

Total purchase price	(307,982)	944	58,239
Non-cash purchase price	—	247	26,469
Cash acquired	—	—	184,053

Net cash (received) paid in acquisitions	(307,982)	697	(152,283)
Divestitures
Book value of assets sold	(83,283)	—	—
Book value of liabilities sold	215,268	—	—
Sales price in excess of net liabilities assumed	(755)	—	—

Total sales price	131,230	—	—
Cash sold	(1,852)	—	—

Net cash paid (received) in divestitures	129,378	—	—

Net cash (received) paid in acquisitions and divestitures	$(178,604)	$697	$(152,283)

Note 3.	Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2014
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
U.S. Agency securities	$34,604	$11	$(1,017)	$33,598	$—
Municipal securities	134,784	4,823	(692)	138,915	—
Single issue trust preferred securities	55,822	—	(9,685)	46,137	—
Corporate securities	5,000	109	—	5,109	—
Mortgage-backed Agency securities	102,506	470	(857)	102,119	—
Equity securities	226	19	(6)	239	—

Total	$332,942	$5,432	$(12,257)	$326,117	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (1)
U.S. Treasury securities	$9,708	$—	$(695)	$9,013	$—
Municipal securities	147,049	1,868	(4,637)	144,280	—
Single issue trust preferred securities	55,764	—	(9,530)	46,234	—
Corporate securities	5,000	—	(129)	4,871	—
Mortgage-backed securities:
Agency	306,319	2,575	(8,508)	300,386	—
Non-Agency Alt-A residential	12,543	—	(2,754)	9,789	(2,754)

Total mortgage-backed securities	318,862	2,575	(11,262)	310,175	(2,754)
Equity securities	5,259	24	(36)	5,247	—

Total	$541,642	$4,467	$(26,289)	$519,820	$(2,754)

(1)	Other-than-temporary impairment in accumulated other comprehensive income

The following table presents the amortized cost, fair value, and weighted-average yield of available-for-sale securities, by contractual maturity, as of December 31, 2014. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Corporate Notes	Total	Tax Equivalent Purchase Yield (1)
Amortized cost maturity:
Within one year	$—	$2,466	$—	$2,466	4.07%
After one year through five years	3	6,069	—	6,072	6.04%
After five years through ten years	3,156	45,137	5,000	53,293	4.55%
After ten years	31,445	81,112	55,822	168,379	2.94%

Amortized cost	$34,604	$134,784	$60,822	230,210

Mortgage-backed securities				102,506	1.49%
Equity securities				226	8.20%

Total amortized cost				$332,942

Tax equivalent purchase yield	1.95%	4.67%	1.45%	3.40%
Average contractual maturity (in years)	16.76	9.89	12.55	11.62

Fair value maturity:
Within one year	$—	$2,470	$—	$2,470
After one year through five years	3	6,229	—	6,232
After five years through ten years	3,099	47,207	5,109	55,415
After ten years	30,496	83,009	46,137	159,642

Fair value	$33,598	$138,915	$51,246	223,759

Mortgage-backed securities				102,119
Equity securities				239

Total fair value				$326,117

(1)	Fully taxable equivalent at the rate of 35%.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2014
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency securities	$46,987	$22	$(54)	$46,955
Municipal securities	379	7	—	386
Corporate securities	10,582	—	(34)	10,548

Total	$57,948	$29	$(88)	$57,889

	December 31, 2013
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Municipal securities	$568	$11	$—	$579

Total	$568	$11	$—	$579

The following table presents the amortized cost, fair value, and weighted-average yield of held-to-maturity securities, by contractual maturity, as of December 31, 2014. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Corporate Notes	Total	Tax Equivalent Purchase Yield (1)
Amortized cost maturity:
Within one year	$—	$190	$—	$190	8.13%
After one year through five years	46,987	189	10,582	57,758	1.15%
After five years through ten years	—	—	—	—	—
After ten years	—	—	—	—	—

Total amortized cost	$46,987	$379	$10,582	$57,948

Tax equivalent purchase yield	1.01%	8.17%	1.64%	1.17%
Average contractual maturity (in years)	2.83	0.83	3.56	2.95

Fair value maturity:
Within one year	$—	$193	$—	$193
After one year through five years	46,955	193	10,548	57,696
After five years through ten years	—	—	—	—
After ten years	—	—	—	—

Total fair value	$46,955	$386	$10,548	$57,889

(1)	Fully taxable equivalent at the rate of 35%.

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

	December 31, 2014
(Amounts in thousands)	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New York	10.62%	$14,064	$730	$—	$14,794
Minnesota	8.34%	11,188	463	(30)	11,621
Wisconsin	8.30%	11,340	244	(16)	11,568
Ohio	8.14%	11,145	337	(148)	11,334
Connecticut	8.02%	10,775	393	—	11,168
New Jersey	7.96%	10,567	515	—	11,082
Massachusetts	7.18%	9,653	393	(38)	10,008
Texas	6.35%	8,770	214	(133)	8,851
Other	35.09%	47,661	1,541	(327)	48,875

Total	100.00%	$135,163	$4,830	$(692)	$139,301

	December 31, 2013
(Amounts in thousands)	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New York	11.34%	$16,161	$294	$(28)	$16,427
Minnesota	8.56%	12,504	174	(279)	12,399
New Jersey	8.18%	11,565	306	(25)	11,846
Connecticut	7.86%	11,406	91	(109)	11,388
Wisconsin	7.83%	11,815	118	(584)	11,349
Ohio	7.45%	11,299	135	(637)	10,797
Massachusetts	6.85%	10,102	119	(295)	9,926
Texas	6.24%	9,483	134	(576)	9,041
Other	35.68%	53,282	508	(2,104)	51,686

Total	100.00%	$147,617	$1,879	$(4,637)	$144,859

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$—	$—	$29,448	$(1,017)	$29,448	$(1,017)
Municipal securities	1,112	(8)	25,007	(684)	26,119	(692)
Single issue trust preferred securities	—	—	46,137	(9,685)	46,137	(9,685)
Mortgage-backed Agency securities	2,778	(3)	45,790	(854)	48,568	(857)
Equity securities	150	(6)	—	—	150	(6)

Total	$4,040	$(17)	$146,382	$(12,240)	$150,422	$(12,257)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,013	$(695)	$—	$—	$9,013	$(695)
Municipal securities	57,950	(4,147)	3,049	(490)	60,999	(4,637)
Single issue trust preferred securities	—	—	46,234	(9,530)	46,234	(9,530)
Corporate securities	4,871	(129)	—	—	4,871	(129)
Mortgage-backed securities:
Agency	114,047	(4,361)	55,706	(4,147)	169,753	(8,508)
Non-Agency Alt-A residential	—	—	9,789	(2,754)	9,789	(2,754)

Total mortgage-backed securities	114,047	(4,361)	65,495	(6,901)	179,542	(11,262)
Equity securities	4,976	(24)	20	(12)	4,996	(36)

Total	$190,857	$(9,356)	$114,798	$(16,933)	$305,655	$(26,289)

The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the date indicated. There were no held-to-maturity securities in a continuous unrealized loss position as of December 31, 2013 or 2012.

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$28,188	$(54)	$—	$—	$28,188	$(54)
Corporate securities	10,548	(34)	—	—	10,548	(34)

Total	$38,736	$(88)	$—	$—	$38,736	$(88)

As of December 31, 2014, there were 97 individual securities in an unrealized loss position, and their combined depreciation in value represented 3.21% of the investment securities portfolio. Individual securities in an unrealized loss position as of December 31, 2014, included 82 securities in a continuous unrealized loss position for 12 months or longer that the Company does not intend to sell, and that it has determined is not more likely than not going to be required to sell, prior to maturity or recovery. As of December 31, 2013, there were 219 individual securities in an unrealized loss position, and their combined depreciation in value represented 5.06% of the available-for-sale securities portfolio.

The following table presents the components of the Company’s net loss or gain from the sale of securities in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Gross realized gains	$2,257	$553	$723
Gross realized losses	(3,642)	(154)	(240)

Net (loss) gain on sale of securities	$(1,385)	$399	$483

The carrying value of available-for-sale securities pledged to secure public deposits and other purposes was $268.78 million as of December 31, 2014, and $284.77 million as of December 31, 2013.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company reviews its investment portfolio quarterly for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (“Treasury”), municipal securities, and single issue trust preferred securities. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. The Company incurred no OTTI charges related to debt securities not beneficially owned in 2014 or 2013. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors.

Debt securities beneficially owned by the Company consist of corporate securities and mortgage-backed securities (“MBSs”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. The Company incurred credit-related OTTI charges related to debt securities beneficially owned of $705 thousand in 2014 and $320 thousand in 2013. These charges were associated with a non-Agency MBS that was sold in November 2014.

The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Beginning balance (1)	$7,798	$7,478	$6,536
Additions for credit losses on securities previously recognized	705	320	942
Reduction for securities sold/realized losses	(8,503)	—	—

Ending balance	$—	$7,798	$7,478

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. The Company incurred OTTI charges related to equity securities of $32 thousand in 2014. The Company incurred no OTTI charges related to equity securities in 2013.

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

	December 31,
	2014		2013
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$41,271	2.44%	$35,255	2.06%
Commercial and industrial	83,099	4.92%	95,455	5.58%
Multi-family residential	97,480	5.77%	70,197	4.10%
Single family non-owner occupied	135,171	8.00%	135,559	7.92%
Non-farm, non-residential	473,906	28.05%	475,911	27.82%
Agricultural	1,599	0.09%	2,324	0.14%
Farmland	29,517	1.75%	32,614	1.91%

Total commercial loans	862,043	51.02%	847,315	49.53%
Consumer real estate loans
Home equity lines	110,957	6.57%	111,770	6.53%
Single family owner occupied	485,475	28.74%	496,012	28.99%
Owner occupied construction	32,799	1.94%	28,703	1.68%

Total consumer real estate loans	629,231	37.25%	636,485	37.20%
Consumer and other loans
Consumer loans	69,347	4.10%	71,313	4.17%
Other	6,555	0.39%	3,926	0.23%

Total consumer and other loans	75,902	4.49%	75,239	4.40%

Total non-covered loans	1,567,176	92.76%	1,559,039	91.13%
Total covered loans	122,240	7.24%	151,682	8.87%

Total loans held for investment, net of unearned income	$1,689,416	100.00%	$1,710,721	100.00%

Loans held for sale	$1,792		$883

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2014	2013
Covered loans
Commercial loans
Construction, development, and other land	$13,100	$15,865
Commercial and industrial	2,662	3,325
Multi-family residential	1,584	1,933
Single family non-owner occupied	5,918	7,449
Non-farm, non-residential	25,317	34,646
Agricultural	43	164
Farmland	716	873

Total commercial loans	49,340	64,255
Consumer real estate loans
Home equity lines	60,391	69,206
Single family owner occupied	11,968	16,919
Owner occupied construction	453	1,184

Total consumer real estate loans	72,812	87,309
Consumer and other loans
Consumer loans	88	118

Total covered loans	$122,240	$151,682

Customer overdrafts reclassified as loans totaled $1.44 million as of December 31, 2014, and $1.42 million as of December 31, 2013. Deferred loan fees totaled $3.39 million in 2014, $3.16 million in 2013, and $2.36 million in 2012. For information concerning off-balance sheet financing, see Note 20, “Litigation, Commitments and Contingencies,” to the Consolidated Financial Statements of this report.

Purchased Credit Impaired Loans

Certain purchased loans are identified as impaired when fair values are established at acquisition. These PCI loans are aggregated into loan pools that have common risk characteristics. The Company’s loan pools consist of Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. The following table presents the carrying and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Carrying balance, January 1, 2012	$—	$—	$2,886	$2,886
Impaired loans acquired	32,603	117,572	—	150,175
Carrying balance, December 31, 2012	26,907	112,093	2,340	141,340
Unpaid principal balance, December 31, 2012	34,644	157,781	5,918	198,343
Carrying balance, January 1, 2013	$26,907	$112,093	$2,340	$141,340
Carrying balance, December 31, 2013	9,196	70,584	1,931	81,711
Unpaid principal balance, December 31, 2013	17,431	105,677	5,390	128,498
Carrying balance, January 1, 2014	$9,196	$70,584	$1,931	$81,711
Carrying balance, December 31, 2014	7,090	53,835	1,358	62,283
Unpaid principal balance, December 31, 2014	13,669	86,641	1,401	101,711

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Balance, January 1, 2012	$—	$—	$919	$919
Additions	3,400	26,481	—	29,881
Accretion	(856)	(3,315)	(1,089)	(5,260)
Reclassifications from nonaccretable difference	—	—	185	185
Disposals	(202)	(1,280)	—	(1,482)

Balance, December 31, 2012	$2,342	$21,886	$15	$24,243

Balance, January 1, 2013	$2,342	$21,886	$15	$24,243
Additions	148	281	—	429
Accretion	(1,840)	(6,288)	(119)	(8,247)
Reclassifications from (to) nonaccretable difference	6,155	(2,967)	112	3,300
Disposals	(1,511)	(2,574)	—	(4,085)

Balance, December 31, 2013	$5,294	$10,338	$8	$15,640

Balance, January 1, 2014	$5,294	$10,338	$8	$15,640
Additions	267	26	—	293
Accretion	(2,147)	(6,118)	(37)	(8,302)
Reclassifications from nonaccretable difference	1,912	16,400	29	18,341
Disposals	(581)	(1,598)	—	(2,179)

Balance, December 31, 2014	$4,745	$19,048	$—	$23,793

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5.	Credit Quality

The Company identifies loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. The Company generally deems loans impaired when it is probable the Company will be unable to collect all principal and interest amounts contractually due. The following tables present the recorded investment and related information for impaired loans, excluding PCI loans, as of the periods indicated:

	December 31, 2014
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Annual Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$—	$—
Commercial and industrial	—	—	—	461
Multi-family residential	—	—	—	—
Single family non-owner occupied	466	466	—	301
Non-farm, non-residential	5,705	6,049	—	6,083
Agricultural	—	—	—	—
Farmland	—	—	—	181
Consumer real estate loans
Home equity lines	—	—	—	66
Single family owner occupied	3,397	3,494	—	2,508
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with no related allowance	9,568	10,009	—	9,600
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$—	$—
Commercial and industrial	—	—	—	2,199
Multi-family residential	—	—	—	4,190
Single family non-owner occupied	367	367	45	369
Non-farm, non-residential	3,772	3,772	1,000	3,386
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	—	—	—	57
Single family owner occupied	2,341	2,512	437	3,897
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with a related allowance	6,480	6,651	1,482	14,098

Total impaired loans	$16,048	$16,660	$1,482	$23,698

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Annual Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$—	$3,850
Commercial and industrial	292	292	—	698
Multi-family residential	—	—	—	18
Single family non-owner occupied	289	317	—	939
Non-farm, non-residential	5,352	5,682	—	7,225
Agricultural	—	—	—	—
Farmland	351	363	—	370
Consumer real estate loans
Home equity lines	257	264	—	454
Single family owner occupied	2,006	2,414	—	2,156
Owner occupied construction	—	—	—	15
Consumer and other loans
Consumer loans	—	—	—	3

Total impaired loans with no related allowance	8,547	9,332	—	15,728
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$—	$1,057
Commercial and industrial	4,897	10,244	3,794	4,281
Multi-family residential	—	—	—	94
Single family non-owner occupied	375	375	47	892
Non-farm, non-residential	600	600	114	1,494
Agricultural	—	—	—	—
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	215	230	52	304
Single family owner occupied	4,844	5,035	735	4,498
Owner occupied construction	—	—	—	—
Consumer and other loans
Consumer loans	—	—	—	—

Total impaired loans with a related allowance	10,931	16,484	4,742	12,620

Total impaired loans	$19,478	$25,816	$4,742	$28,348

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	Year ended December 31,
(Amounts in thousands)	2014	2013	2012
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$294	$3
Commercial and industrial	17	17	17
Multi-family residential	—	3	4
Single family non-owner occupied	8	99	56
Non-farm, non-residential	96	296	102
Agricultural	—	—	—
Farmland	11	12	—
Consumer real estate loans
Home equity lines	2	25	28
Single family owner occupied	73	70	113
Owner occupied construction	—	5	—
Consumer and other loans
Consumer loans	—	—	—

Total impaired loans with no related allowance	207	821	323
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	117	1
Commercial and industrial	47	18	948
Multi-family residential	23	7	3
Single family non-owner occupied	2	3	80
Non-farm, non-residential	31	29	317
Agricultural	—	—	—
Farmland	—	—	—
Consumer real estate loans
Home equity lines	1	12	1
Single family owner occupied	48	54	103
Owner occupied construction	—	—	—
Consumer and other loans
Consumer loans	—	—	—

Total impaired loans with a related allowance	152	240	1,453

Total impaired loans	$359	$1,061	$1,776

The Company determined that two of the seven PCI loan pools were impaired as of December 31, 2014, compared to four impaired pools as of December 31, 2013. No impairment was recognized on loan pools before 2013. The following tables present balance and interest income related to the impaired loan pools as of the dates, and in the periods, indicated:

	December 31,
(Amounts in thousands)	2014	2013
Recorded investment	$14,607	$52,033
Unpaid principal balance	31,169	69,320
Allowance for loan losses	58	747

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year ended December 31,
(Amounts in thousands)	2014	2013	2012
Interest income recognized	$3,081	$1,966	$—
Average recorded investment	30,007	35,220	—

As part of the ongoing monitoring of the Company’s loan portfolio, management tracks certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally analyzes all commercial loan relationships greater than $4.0 million annually and at various times during the year. Smaller commercial and retail loans are sampled for review during the year. Loan risk ratings may be upgraded or downgraded to reflect current information identified during the loan review process.

The Company uses a risk grading matrix to assign a risk grade to each loan in its portfolio. The general characteristics of each risk grade are as follows:

•

Pass – This grade is assigned to loans with acceptable credit quality and risk. The Company further segments this grade based on borrower characteristics that include capital strength, earnings stability, liquidity leverage, and industry conditions.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present loans held for investment, by internal credit risk grade, as of the periods indicated:

	December 31, 2014
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$38,858	$1,384	$1,029	$—	$—	$41,271
Commercial and industrial	81,196	616	1,287	—	—	83,099
Multi-family residential	89,503	7,007	970	—	—	97,480
Single family non-owner occupied	126,155	3,333	5,683	—	—	135,171
Non-farm, non-residential	441,385	13,028	19,493	—	—	473,906
Agricultural	1,589	—	10	—	—	1,599
Farmland	26,876	1,432	1,209	—	—	29,517
Consumer real estate loans
Home equity lines	107,688	1,606	1,663	—	—	110,957
Single family owner occupied	454,833	8,884	21,758	—	—	485,475
Owner occupied construction	32,551	—	248	—	—	32,799
Consumer and other loans
Consumer loans	68,592	520	235	—	—	69,347
Other	6,555	—	—	—	—	6,555

Total non-covered loans	1,475,781	37,810	53,585	—	—	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	7,598	3,227	2,275	—	—	13,100
Commercial and industrial	2,528	82	52	—	—	2,662
Multi-family residential	1,400	—	184	—	—	1,584
Single family non-owner occupied	2,703	2,059	1,156	—	—	5,918
Non-farm, non-residential	12,672	4,341	8,304	—	—	25,317
Agricultural	43	—	—	—	—	43
Farmland	420	—	296	—	—	716
Consumer real estate loans
Home equity lines	21,295	38,296	800	—	—	60,391
Single family owner occupied	7,094	2,040	2,834	—	—	11,968
Owner occupied construction	84	264	105	—	—	453
Consumer and other loans
Consumer loans	88	—	—	—	—	88
Other	—	—	—	—	—	—

Total covered loans	55,925	50,309	16,006	—	—	122,240

Total loans	$1,531,706	$88,119	$69,591	$—	$—	$1,689,416

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$30,719	$1,094	$3,139	$303	$—	$35,255
Commercial and industrial	87,589	1,056	2,919	3,891	—	95,455
Multi-family residential	67,257	2,237	703	—	—	70,197
Single family non-owner occupied	121,367	4,501	9,316	375	—	135,559
Non-farm, non-residential	440,334	21,046	14,500	31	—	475,911
Agricultural	2,306	8	10	—	—	2,324
Farmland	27,421	1,721	3,472	—	—	32,614
Consumer real estate loans
Home equity lines	107,411	1,355	2,789	215	—	111,770
Single family owner occupied	460,166	8,170	27,507	169	—	496,012
Owner occupied construction	28,242	261	200	—	—	28,703
Consumer and other loans
Consumer loans	69,973	864	472	—	4	71,313
Other	3,918	—	8	—	—	3,926

Total non-covered loans	1,446,703	42,313	65,035	4,984	4	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	9,722	1,378	4,714	51	—	15,865
Commercial and industrial	2,865	247	189	24	—	3,325
Multi-family residential	1,472	—	461	—	—	1,933
Single family non-owner occupied	4,362	1,519	1,552	16	—	7,449
Non-farm, non-residential	13,077	4,630	16,901	38	—	34,646
Agricultural	164	—	—	—	—	164
Farmland	572	—	301	—	—	873
Consumer real estate loans
Home equity lines	23,189	44,746	1,269	2	—	69,206
Single family owner occupied	10,832	148	5,939	—	—	16,919
Owner occupied construction	198	—	986	—	—	1,184
Consumer and other loans
Consumer loans	118	—	—	—	—	118
Other	—	—	—	—	—	—

Total covered loans	66,571	52,668	32,312	131	—	151,682

Total loans	$1,513,274	$94,981	$97,347	$5,115	$4	$1,710,721

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31,
	2014			2013
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$—	$18	$18	$1,187	$761	$1,948
Commercial and industrial	123	34	157	5,341	92	5,433
Multi-family residential	245	—	245	—	—	—
Single family non-owner occupied	601	77	678	1,966	222	2,188
Non-farm, non-residential	2,334	1,317	3,651	2,685	—	2,685
Agricultural	4	—	4	—	—	—
Farmland	—	—	—	441	301	742
Consumer real estate loans
Home equity lines	792	204	996	765	232	997
Single family owner occupied	6,389	682	7,071	6,567	1,555	8,122
Owner occupied construction	—	106	106	—	190	190
Consumer and other loans
Consumer loans	68	—	68	201	—	201
Other	—	—	—	—	—	—

Total	10,556	2,438	12,994	19,153	3,353	22,506
Purchased impaired loans	—	—	—	8	—	8

Total nonaccrual loans	$10,556	$2,438	$12,994	$19,161	$3,353	$22,514

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered accruing loans contractually past due 90 days or more as of December 31, 2014, or December 31, 2013. There were no covered accruing loans contractually past due 90 days or more as of December 31, 2014. Accruing loans contractually past due 90 days or more were $86 thousand as of December 31, 2013, which was attributed to covered home equity lines.

	December 31, 2014
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$39	$46	$—	$85	$41,186	$41,271
Commercial and industrial	285	6	103	394	82,705	83,099
Multi-family residential	81	110	—	191	97,289	97,480
Single family non-owner occupied	914	513	425	1,852	133,319	135,171
Non-farm, non-residential	1,075	783	1,984	3,842	470,064	473,906
Agricultural	—	—	4	4	1,595	1,599
Farmland	89	—	—	89	29,428	29,517
Consumer real estate loans
Home equity lines	492	103	571	1,166	109,791	110,957
Single family owner occupied	5,436	1,931	4,564	11,931	473,544	485,475
Owner occupied construction	—	—	—	—	32,799	32,799
Consumer and other loans
Consumer loans	544	84	26	654	68,693	69,347
Other	—	—	—	—	6,555	6,555

Total non-covered loans	8,955	3,576	7,677	20,208	1,546,968	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	120	17	—	137	12,963	13,100
Commercial and industrial	84	12	34	130	2,532	2,662
Multi-family residential	—	—	—	—	1,584	1,584
Single family non-owner occupied	122	—	77	199	5,719	5,918
Non-farm, non-residential	124	140	1,258	1,522	23,795	25,317
Agricultural	—	—	—	—	43	43
Farmland	3	—	—	3	713	716
Consumer real estate loans
Home equity lines	858	318	168	1,344	59,047	60,391
Single family owner occupied	134	34	415	583	11,385	11,968
Owner occupied construction	—	—	—	—	453	453
Consumer and other loans						—
Consumer loans	—	—	—	—	88	88
Other	—	—	—	—	—	—

Total covered loans	1,445	521	1,952	3,918	118,322	122,240

Total loans	$10,400	$4,097	$9,629	$24,126	$1,665,290	$1,689,416

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$118	$10	$532	$660	$34,595	$35,255
Commercial and industrial	93	39	2,631	2,763	92,692	95,455
Multi-family residential	115	—	—	115	70,082	70,197
Single family non-owner occupied	611	554	1,203	2,368	133,191	135,559
Non-farm, non-residential	1,014	318	1,770	3,102	472,809	475,911
Agricultural	—	—	—	—	2,324	2,324
Farmland	245	—	—	245	32,369	32,614
Consumer real estate loans
Home equity lines	289	317	442	1,048	110,722	111,770
Single family owner occupied	7,428	1,228	145	8,801	487,211	496,012
Owner occupied construction	205	—	2,284	2,489	26,214	28,703
Consumer and other loans
Consumer loans	811	86	105	1,002	70,311	71,313
Other	—	—	—	—	3,926	3,926

Total non-covered loans	10,929	2,552	9,112	22,593	1,536,446	1,559,039
Covered loans
Commercial loans
Construction, development, and other land	479	—	453	932	14,933	15,865
Commercial and industrial	5	44	92	141	3,184	3,325
Multi-family residential	—	—	—	—	1,933	1,933
Single family non-owner occupied	—	—	184	184	7,265	7,449
Non-farm, non-residential	209	—	—	209	34,437	34,646
Agricultural	—	—	—	—	164	164
Farmland	—	—	301	301	572	873
Consumer real estate loans
Home equity lines	488	86	163	737	68,469	69,206
Single family owner occupied	197	120	1,466	1,783	15,136	16,919
Owner occupied construction	—	—	190	190	994	1,184
Consumer and other loans						—
Consumer loans	—	—	—	—	118	118
Other	—	—	—	—	—	—

Total covered loans	1,378	250	2,849	4,477	147,205	151,682

Total loans	$12,307	$2,802	$11,961	$27,070	$1,683,651	$1,710,721

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to TDRs totaled $475 thousand as of December 31, 2014, and $1.84 million as of December 31, 2013. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The Company recognized interest income on TDRs of $597 thousand in 2014, $551 thousand in 2013, and $640 thousand in 2012.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans acquired with credit deterioration, with a discount, are generally not considered a TDR as long as the loan remains in the assigned loan pool. There were no covered loans recorded as TDRs as of December 31, 2014 or 2013. The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	December 31,
	2014			2013
(Amounts in thousands)	Nonaccrual (1)	Accruing	Total	Nonaccrual (1)	Accruing	Total
Commercial loans
Commercial and industrial	$—	$—	$—	$1,115	$—	$1,115
Single family non-owner occupied	—	1,088	1,088	375	—	375
Non-farm, non-residential	83	4,743	4,826	128	5,490	5,618
Consumer real estate loans
Home equity lines	—	47	47	159	51	210
Single family owner occupied	471	8,412	8,883	423	6,670	7,093
Owner occupied construction	—	244	244	—	—	—

Total TDRs	$554	$14,534	$15,088	$2,200	$12,211	$14,411

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

The following table presents TDRs, by type of concession made and loan class, restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately after modification.

	Year Ended December 31,
	2014			2013
(Amounts in thousands)	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Below market interest rate
Single family owner occupied	4	$1,850	$1,850	2	$601	$557
Owner occupied construction	1	245	245		—	—

Total	5	2,095	2,095	2	601	557
Extended payment term
Single family non-owner occupied	1	468	468		—	—
Non-farm, non-residential	1	303	303	—	—	—

Total	2	771	771	—	—	—
Below market interest rate and extended payment term
Single family non-owner occupied	1	255	255	1	375	328
Non-farm, non-residential	—	—	—	1	511	511
Single family owner occupied	5	487	487	4	809	757

Total	6	742	742	6	1,695	1,596

Total	13	$3,608	$3,608	8	$2,296	$2,153

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents TDRs, by loan class, restructured within the previous 12 months for which there was a payment default during the years indicated:

	Year Ended December 31,
	2014		2013
(Amounts in thousands)	Total Contracts	Recorded Investment	Total Contracts	Recorded Investment
Single family non-owner occupied	—	$—	1	$375
Single family owner occupied	—	—	1	359

Total	—	$—	2	$734

Note 6.	Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems adequate to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by provisions charged to operations and reduced by net charge-offs. While management uses its best judgment and information available, the ultimate adequacy of the allowance is dependent on a variety of factors that may be beyond the Company’s control: the performance of the Company’s loan portfolio, the economy, changes in interest rates, the view of regulatory authorities towards loan classifications, and other factors. These uncertainties may result in a material change to the allowance for loan losses in the near term; however, the amount of the change cannot reasonably be estimated.

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated that are segmented into groups with similar risk characteristics, based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. For loans acquired in a business combination, loans identified as credit impaired at the acquisition date are grouped into pools and evaluated separately from the non-PCI portfolio. The Company has aggregated PCI loans into the following pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. Provisions calculated for PCI loans are offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses, excluding reserves allocated to specific loans and PCI loan pools, is available for use against any loan loss management deems appropriate. As of December 31, 2014, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the aggregate activity in the allowance for loan losses in the periods indicated:

(Amounts in thousands)	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
Balance, January 1, 2012	$26,004	$201	$26,205
Provision for loan losses charged to operations	5,871	(193)	5,678
Charge-offs	(7,504)	—	(7,504)
Recoveries	1,391	—	1,391

Net charge-offs	(6,113)	—	(6,113)

Balance, December 31, 2012	$25,762	$8	$25,770

Balance, January 1, 2013	$25,762	$8	$25,770
Provision for loan losses	7,912	747	8,659
Benefit attributable to the FDIC indemnification asset	—	(451)	(451)

Provision for loan losses charged to operations	7,912	296	8,208
Provision for loan losses recorded through the FDIC indemnification asset	—	451	451
Charge-offs	(12,527)	—	(12,527)
Recoveries	2,175	—	2,175

Net charge-offs	(10,352)	—	(10,352)

Balance, December 31, 2013	$23,322	$755	$24,077

Balance, January 1, 2014	$23,322	$755	$24,077
Removal of loans transferred	(682)	—	(682)
Provision for loan losses	420	(697)	(277)
Benefit attributable to the FDIC indemnification asset	—	422	422

Provision for loan losses charged to operations	420	(275)	145
Provision for loan losses recorded through the FDIC indemnification asset	—	(422)	(422)
Charge-offs	(6,481)	—	(6,481)
Recoveries	3,590	—	3,590

Net charge-offs	(2,891)	—	(2,891)

Balance, December 31, 2014	$20,169	$58	$20,227

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Balance, January 1, 2012	$17,551	$7,711	$742	$26,004
Provision for loan losses charged to operations	2,896	2,608	367	5,871
Loans charged off	(3,814)	(2,702)	(988)	(7,504)
Recoveries credited to allowance	626	289	476	1,391

Net charge-offs	(3,188)	(2,413)	(512)	(6,113)

Balance, December 31, 2012	$17,259	$7,906	$597	$25,762

Balance, January 1, 2013	$17,259	$7,906	$597	$25,762
Provision for loan losses charged to operations	5,643	1,364	905	7,912
Loans charged off	(7,743)	(3,115)	(1,669)	(12,527)
Recoveries credited to allowance	931	442	802	2,175

Net charge-offs	(6,812)	(2,673)	(867)	(10,352)

Balance, December 31, 2013	$16,090	$6,597	$635	$23,322

Balance, January 1, 2014	$16,090	$6,597	$635	$23,322
Removal of loans transferred	(418)	(244)	(20)	(682)
(Recovery of) provision for loan losses charged to operations	(1,988)	1,273	1,135	420
Loans charged off	(2,928)	(1,873)	(1,680)	(6,481)
Recoveries credited to allowance	2,254	736	600	3,590

Net charge-offs	(674)	(1,137)	(1,080)	(2,891)

Balance, December 31, 2014	$13,010	$6,489	$670	$20,169

The following table presents the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total
Balance, January 1, 2012	$201	$—	$—	$201
Provision for loan losses charged to operations	(193)	—	—	(193)

Balance, December 31, 2012	$8	$—	$—	$8

Balance, January 1, 2013	$8	$—	$—	$8
Purchased impaired provision	69	678	—	747
Benefit attributable to FDIC indemnificaton asset	(55)	(396)	—	(451)

Provision for loan losses charged to operations	14	282	—	296
Provision for loan losses recorded through the FDIC indemnificaton asset	55	396	—	451

Balance, December 31, 2013	$77	$678	$—	$755

Balance, January 1, 2014	$77	$678	$—	$755
Purchased impaired provision	(40)	(657)	—	(697)
Benefit attributable to FDIC indemnificaton asset	26	396	—	422

Recovery of loan losses charged to operations	(14)	(261)	—	(275)
Recovery of loan losses recorded through the FDIC indemnificaton asset	(26)	(396)	—	(422)

Balance, December 31, 2014	$37	$21	$—	$58

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s allowance for loan losses and recorded investment in loans, excluding PCI loans, by loan class, as of the dates indicated:

	December 31, 2014
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$51,608	$1,151
Commercial and industrial	—	—	85,353	690
Multi-family residential	—	—	98,880	1,917
Single family non-owner occupied	833	45	135,223	3,183
Non-farm, non-residential	9,477	1,000	475,353	4,805
Agricultural	—	—	1,642	13
Farmland	—	—	30,233	206

Total commercial loans	10,310	1,045	878,292	11,965
Consumer real estate loans
Home equity lines	—	—	134,006	1,330
Single family owner occupied	5,738	437	489,820	4,498
Owner occupied construction	—	—	32,983	224

Total consumer real estate loans	5,738	437	656,809	6,052
Consumer and other loans
Consumer loans	—	—	69,429	670
Other	—	—	6,555	—

Total consumer and other loans	—	—	75,984	670

Total loans, excluding PCI loans	$16,048	$1,482	$1,611,085	$18,687

	December 31, 2013
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$46,404	$1,141
Commercial and industrial	5,189	3,794	92,612	1,421
Multi-family residential	—	—	71,669	1,211
Single family non-owner occupied	664	47	136,567	3,502
Non-farm, non-residential	5,952	114	483,126	4,536
Agricultural	—	—	2,488	23
Farmland	351	—	33,136	301

Total commercial loans	12,156	3,955	866,002	12,135
Consumer real estate loans
Home equity lines	472	52	136,896	1,309
Single family owner occupied	6,850	735	502,229	4,295
Owner occupied construction	—	—	29,090	206

Total consumer real estate loans	7,322	787	668,215	5,810
Consumer and other loans
Consumer loans	—	—	71,389	635
Other	—	—	3,926	—

Total consumer and other loans	—	—	75,315	635

Total loans, excluding PCI loans	$19,478	$4,742	$1,609,532	$18,580

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company aggregates PCI loans into the following loan pools: Waccamaw commercial, Waccamaw lines of credit, Peoples commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples residential, and Waccamaw consumer. The following table presents the Company’s allowance for loan losses and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	December 31,
	2014		2013
(Amounts in thousands)	Loan Pools With Impairment	Allowance for Loans Pools With Impairment	Loan Pools With Impairment	Allowance for Loans Pools With Impairment
Commercial loans
Waccamaw commercial	$13,392	$37	$19,851	$—
Waccamaw lines of credit	461	—	2,594	69
Peoples commercial	5,875	—	7,862	—
Other	1,358	—	1,931	8

Total commercial loans	21,086	37	32,238	77
Consumer real estate loans
Waccamaw serviced home equity lines	37,342	—	43,608	277
Waccamaw residential	2,638	—	4,497	217
Peoples residential	1,215	21	1,334	184

Total consumer real estate loans	41,195	21	49,439	678
Consumer and other loans
Waccamaw consumer	2	—	34	—

Total loans	$62,283	$58	$81,711	$755

Note 7.	FDIC Indemnification Asset

The Company entered into loss share agreements with the FDIC in 2012 in connection with the FDIC-assisted acquisition of Waccamaw. The FDIC agreed to cover 80% of most loan and foreclosed real estate losses under the loss share agreements. Certain expenses incurred in relation to these covered assets are reimbursable by the FDIC. Estimated reimbursements are netted against the expense on covered assets in the Company’s consolidated statements of income. The following table presents activity in the FDIC indemnification asset in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013
Beginning balance	$34,691	$48,149
(Decrease) increase in estimated losses on covered loans	(422)	451
Increase in estimated losses on covered OREO	1,851	4,425
Reimbursable expenses from the FDIC	527	1,574
Net amortization	(3,979)	(5,597)
Reimbursements from the FDIC	(4,768)	(14,311)

Ending balance	$27,900	$34,691

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.	Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
(Amounts in thousands)	2014	2013
Land	$19,166	$19,884
Buildings and leasehold improvements	50,729	54,292
Equipment	38,103	36,983

	107,998	111,159
Accumulated depreciation and amortization	52,154	50,043

Total premises and equipment, net	$55,844	$61,116

Certain long-term investments in land and buildings were evaluated for impairment resulting in write-downs totaling $935 thousand in 2014 and $1.52 million in 2013. Depreciation and amortization expense was $4.41 million in 2014, $4.67 million in 2013, and $4.03 million in 2012.

Leases

The Company enters into various noncancelable operating leases. The following schedule presents future minimum lease payments required under noncancelable operating leases, with initial or remaining terms in excess of one year, by year, as of December 31, 2014:

(Amounts in thousands)
2015	$675
2016	556
2017	567
2018	511
2019	348
2020 and thereafter	3,046

$5,703

Lease expense was $1.06 million in 2014, $1.18 million in 2013, and $1.26 million in 2012. Certain portions of the Company’s leases have been sublet to third parties for properties not currently being used by the Company. The following schedule presents future minimum lease payments to be received under noncancelable subleases, with initial or remaining terms in excess of one year, by year, as of December 31, 2014:

(Amounts in thousands)
2015	$17
2016	—
2017	—
2018	—
2019	—
2020 and thereafter	—

$17

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is allocated to the appropriate reporting unit when acquired, if applicable. Before 2009, the cash consideration for meeting certain operating targets, under the agreement terms, was added to goodwill when paid. Beginning in 2009, the estimated future value of the cash consideration is recognized as goodwill at the acquisition date. As of December 31, 2014, there was no remaining potential cash consideration to be paid in connection with acquisitions that occurred before 2009.

The Company analyzed the carrying value of goodwill as of October 31, 2014, and determined that no impairment charge was necessary. Additionally, the Company evaluated the impact of the sale of branches to CresCom and concluded that no impairment charge was necessary. The analysis performed for 2014 indicated no goodwill impairment at either reporting unit.

The following table presents the activity in goodwill, by reporting unit, in the periods indicated:

(Amounts in thousands)	Community Banking	Insurance Services	Total
Beginning balance, January 1, 2012	$75,599	$7,457	$83,056
Acquisitions and dispositions, net	21,118	—	21,118
Cash consideration paid	—	692	692

Ending balance, December 31, 2012	$96,717	$8,149	$104,866

Beginning balance, January 1, 2013	$96,717	$8,149	$104,866
Acquisitions and dispositions, net	(176)	324	148
Cash consideration paid	—	441	441

Ending balance, December 31, 2013	$96,541	$8,914	$105,455

Beginning balance, January 1, 2014	$96,541	$8,914	$105,455
Acquisitions and dispositions, net	(6,454)	—	(6,454)
Cash consideration paid	1,368	353	1,721

Ending balance, December 31, 2014	$91,455	$9,267	$100,722

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Intangible Assets

The Company’s intangible assets also include core deposit and other identifiable intangible assets. Core deposit intangible assets are amortized over their estimated useful lives that range from 7 to 11 years. As of December 31, 2014, the remaining lives of core deposit intangible assets ranged from 1 to 11 years, and the weighted average remaining life was 9 years. Other identifiable intangible assets consist primarily of the value assigned to contractual rights arising from insurance agency acquisitions. Other identifiable intangible assets are amortized using the straight-line method. The following table presents the components of other intangible assets, by reporting unit, as of the dates indicated:

	December 31,
	2014			2013
(Amounts in thousands)	Community Banking	Insurance Services	Total	Community Banking	Insurance Services	Total
Core deposit intangibles	$12,282	$—	$12,282	$7,940	$—	$7,940
Accumulated amortization	(7,148)	—	(7,148)	(6,669)	—	(6,669)

Core deposit intangibles, net	5,134	—	5,134	1,271	—	1,271
Other identifiable intangibles	535	3,711	4,246	535	3,711	4,246
Accumulated amortization	(437)	(2,522)	(2,959)	(410)	(2,241)	(2,651)

Other identifiable intangibles, net	98	1,189	1,287	125	1,470	1,595

Total other intangible assets, net	$5,232	$1,189	$6,421	$1,396	$1,470	$2,866

Amortization expense for other intangible assets was $787 thousand in 2014, $729 thousand in 2013, and $804 thousand in 2012. The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2014:

(Amounts in thousands)
2015	$1,119
2016	1,040
2017	828
2018	631
2019	444
2020 and thereafter	2,115

$6,177

Note 10. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
(Amounts in thousands)	2014	2013
Noninterest-bearing demand deposits	$417,729	$339,680
Interest-bearing deposits:
Interest-bearing demand deposits	353,874	361,821
Money market accounts	225,196	237,845
Savings deposits	300,282	286,165
Certificates of deposit	557,352	606,178
Individual retirement accounts	146,326	119,053

Total interest-bearing deposits	1,583,030	1,611,062

Total deposits	$2,000,759	$1,950,742

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedule presents the contractual maturities of time deposits as of December 31, 2014:

(Amounts in thousands)
2015	$467,766
2016	96,657
2017	49,642
2018	35,086
2019	44,109
2020 and thereafter	10,418

$703,678

Time deposits of $250 thousand or more totaled $60.27 million as of December 31, 2014, and $40.82 million as of December 31, 2013. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2014:

(Amounts in thousands)
Three months or less	$11,278
Over three through six months	14,774
Over six through twelve months	19,344
Over twelve months	14,872

$60,268

Note 11. Borrowings

The following table presents the composition of borrowings as of the dates indicated:

	December 31,
(Amounts in thousands)	2014	2013
Federal funds purchased	$—	$16,000
Securities sold under agreements to repurchase:
Retail	71,742	68,308
Wholesale	50,000	50,000

Total securities sold under agreements to repurchase	121,742	118,308
FHLB advances	90,000	150,000
Subordinated debt	15,464	15,464
Other debt	2,535	624

Total borrowings	$229,741	$300,396

Short-term borrowings consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBSs. There were no federal funds purchased outstanding as of December 31, 2014. The weighted average rate of federal funds purchased was 0.36% as of December 31, 2013. The weighted average rate of retail repurchase agreements was 0.13% as of December 31, 2014, and 0.38% as of December 31, 2013. Included in other borrowings is an outstanding balance of $2.00 million on a $15.00 million unsecured, committed line of credit with an unrelated financial institution. The line of credit carried an interest rate of one-month LIBOR plus 2.00% and matures in April 2015.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The weighted average contractual rate of wholesale repurchase agreements was 3.71% as of December 31, 2014, and December 31, 2013. The weighted average contractual rate of FHLB borrowings was 4.07% as of December 31, 2014, and 4.12% as of December 31, 2013. The following schedule presents the contractual maturities of wholesale repurchase agreements and FHLB borrowings, by year, as of December 31, 2014:

(Amounts in thousands)	Wholesale Repurchase Agreements	FHLB Borrowings	Total
2015	$—	$—	$—
2016	25,000	—	25,000
2017	—	40,000	40,000
2018	—	—	—
2019	25,000	—	25,000
2020 and thereafter	—	50,000	50,000

	$50,000	$90,000	$140,000

Weighted average maturity (in years)	3.08	4.39	—

The FHLB may redeem callable advances at quarterly intervals after various lockout periods, which could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. In 2014, the Company prepaid a $50 million FHLB convertible advance bearing an interest rate of 4.21% that was scheduled to mature in 2017 and prepaid $10 million of a $50 million FHLB convertible advance bearing an interest rate of 4.15% that is scheduled to mature in 2017. Prepayment penalties associated with the $60 million in FHLB debt repayments in 2014 totaled $5.01 million. In 2013, the Company prepaid $8.15 million in wholesale repurchase agreements and $11.47 million in FHLB borrowings, both of which were assumed in the Waccamaw acquisition, resulting in a $296 thousand gain.

The Company is required to pledge qualifying collateral to secure FHLB advances and letters of credit. As of December 31, 2014, the Company held two FHLB letters of credit to collateralize public unit deposits totaling $6.18 million. FHLB borrowings were secured by qualifying loans that totaled $981 thousand as of December 31, 2014, and $1.13 billion as of December 31, 2013. Unused borrowing capacity with the FHLB, net of FHLB letters of credit, totaled $409.19 million as of December 31, 2014.

Subordinated debt consists of Company-issued junior subordinated debentures (“Debentures”). The Company-issued Debentures totaling $15.46 million to the Trust in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are callable quarterly. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2014, and December 31, 2013.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of December 31, 2014, the Company’s derivative instruments consisted of IRLCs, forward sale loan commitments, and interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

IRLCs and forward sale loan commitments. In the normal course of business, the Company enters into IRLCs with customers on mortgage loans intended to be sold in the secondary market and commitments to sell those originated mortgage loans. The Company enters into IRLCs to provide potential borrowers an interest rate guarantee. Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. From the date we issue the commitment through the date of sale into the secondary market, the Company has exposure to interest rate movement resulting from the risk that interest rates will change from the rate quoted to the borrower. Due to these interest rate fluctuations, the Company’s balance of mortgage loans held for sale is subject to changes in fair value. Typically, the fair value of these loans declines when interest rates rise and increase when interest rates decline. The fair values of the Company’s IRLCs and forward sale loan commitments are recorded at fair value as a component of other assets and other liabilities in the consolidated balance sheets. These derivatives do not qualify as hedging instruments; therefore, changes in fair value are recorded in earnings.

Interest rate swaps. The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period.

The Company entered into a fifteen-year, $4.37 million notional interest rate swap agreement in February 2014 and a ten-year, $3.50 million notional interest rate swap agreement in October 2013. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The loan hedged by the October 2013 swap paid off in 2014. The remaining fair value hedge was effective as of December 31, 2014.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the aggregate contractual or notional amounts, as well as the fair values of the Company’s derivative instruments as of the dates indicated:

	December 31,
	2014			2013
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$4,363	$—	$209	$3,453	$43	$—
Derivatives not designated as hedges:
IRLCs	1,391	5	—	3,677	—	41
Forward sale loan commitments	3,183	—	5	4,560	41	—

Total derivatives not designated as hedges	4,574	5	5	8,237	41	41

Total derivatives	$8,937	$5	$214	$11,690	$84	$41

The following table presents the effect of the Company’s derivative and hedging activity, if applicable, on the statement of income in the periods indicated:

		Year Ended December 31,
(Amounts in thousands)	Income Statement Location	2014	2013	2012
Derivatives designated as hedges:
Interest rate swaps	Other income	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	Other income	—	(169)	—
Forward sale loan commitments	Other income	—	41	—

Total derivatives not designated as hedges		—	(128)	—

Total derivatives		$—	$(128)	$—

Note 13.	Employee Benefit Plans

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees who meet minimum eligibility requirements. The KSOP held 457,765 shares of the Company’s common stock as of December 31, 2014, 499,075 shares as of December 31, 2013, and 561,551 shares as of December 31, 2012.

Employer Stock Fund

The Company made annual contributions to the stock feature within the KSOP at the discretion of the Board of Directors until December 31, 2006, when the plan was frozen to future contributions. Substantially all plan assets are invested in the Company’s common stock. All KSOP contributions beginning in 2007 have been made to the employee savings feature of the plan.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Savings Plan

The Company provides a 401(k) savings feature within the KSOP. The Company makes matching contributions to employee deferrals at levels determined by the Board of Directors annually. Matching contributions are made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. The cost of the Company’s 100% matching contributions to qualified deferrals under the 401(k) savings component of the KSOP was $1.58 million in 2014, $1.61 million in 2013, and $1.27 million in 2012. Matching contributions for the 2014 and 2013 plans were made in cash, and matching contributions for the 2012 plan was made in a combination of cash and the Company’s common stock.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2014, stop-loss insurance coverage limited the Company’s risk of loss to $125 thousand for individual claims and $4.06 million aggregate claims. Expenses related to the health plan were $2.88 million in 2014, $3.02 million in 2013, and $2.25 million in 2012.

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. Accrued benefits totaled $451 thousand as of December 31, 2014, and $455 thousand as of December 31, 2013, which are based on the present values of expected payments and estimated life expectancies. Expenses related to the deferred compensation plan were $60 thousand in each of the three years ended December 31, 2014.

Supplemental Executive Retention Plan

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The domestic noncontributory, nonqualified SERP provides for a defined benefit, at normal retirement age, targeted at 35% of the participant’s projected final average compensation, subject to a defined maximum annual benefit. Benefits under the SERP generally become payable at age 62. The SERP is an unfunded plan; thus, there are no plan assets. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Service cost	$106	$135	$153
Interest cost	290	246	203
Amortization of losses	—	49	45
Amortization of prior service cost	187	187	134

Net periodic cost	$583	$617	$535

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The actuarial benefit plan obligation was $6.63 million as of December 31, 2014, and $5.62 million as of December 31, 2013. The obligation as of December 31, 2014, included a $651 thousand actuarial loss. The assumed discount rate was decreased to 4.41% as of December 31, 2014, compared to 5.25% as of December 31, 2013. The following schedule presents the projected benefit payments to be paid under the SERP, by year, as of December 31, 2014:

(Amounts in thousands)
2015	$247
2016	247
2017	351
2018	351
2019	348
2020 through 2024	2,135

Directors’ Supplemental Retirement Plan

The Company maintains the Directors’ Supplemental Retirement Plan (“Directors’ Plan”) for non-management directors. The domestic noncontributory, nonqualified Directors’ Plan provides for a defined benefit, at normal retirement age, up to 100% of the participant’s highest consecutive three-year average compensation. Benefits under the Directors’ Plan generally become payable at age 70. The Directors’ Plan is an unfunded plan; thus, there are no plan assets.

The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Service cost	$22	$26	$27
Interest cost	46	41	39
Amortization of gains (losses)	—	1	—
Amortization of prior service cost	73	90	90

Net periodic cost	$141	$158	$156

The actuarial benefit plan obligation was $997 thousand as of December 31, 2014, and $975 thousand as of December 31, 2013. The assumed discount rate decreased to 4.41% as of December 31, 2014, compared to 5.25% as of December 31, 2013. The following schedule presents the projected benefit payments to be paid under the Directors’ Plan, by year, as of December 31, 2014:

(Amounts in thousands)
2015	$84
2016	82
2017	113
2018	111
2019	109
2020 through 2024	579

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.	Equity-Based Compensation

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other plans obtained through acquisitions. As of December 31, 2014, the 2012 Plan was the only plan available for the issuance of future grants. All plans issued or obtained before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect per their respective terms.

The 2012 Plan made available up to 600,000 shares for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Options granted under the 2012 Plan state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, if no vesting period is specified the vesting occurs in 25% increments on the first four anniversaries of the grant date.

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Pre-tax compensation expense	$349	$574	$206
Excess tax benefit	5	9	6

Stock Options

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The model incorporates the following assumptions: the expected volatility is based on the weekly historical volatility of the Company’s common stock price over the expected term of the option; the expected term is generally calculated using the shortcut method; the risk-free interest rate is based on the Treasury yield curve on the grant date with a term comparable to the grant; and the dividend yield is based on the Company’s dividend yield using the most recent dividend rate paid per share and trading price of the Company’s common stock. There were no stock options granted in 2014, 2013, or 2012.

The following table presents stock option activity under the equity-based compensation plans in the period indicated:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2014	374,829	$20.48
Granted	—	—
Exercised	3,854	12.19
Canceled	44,953	20.77

Outstanding, December 31, 2014	326,022	$20.54	4.6	$425

Exercisable, December 31, 2014	326,022	$20.54	4.6	$425

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of options exercised was $13 thousand as of December 31, 2014, $22 thousand as of December 31, 2013, and $16 thousand as of December 31, 2012.

As of December 31, 2014, there was no unrecognized compensation expense related to nonvested stock options. The actual compensation cost recognized will differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock Awards

Restricted stock awards represent shares issued upon grant that are restricted and generally use a three-year vesting schedule from the grant date. The fair value of restricted stock awards is calculated using the Company’s common stock price on the grant date. The following table presents restricted stock activity under the equity-based compensation plans in the period indicated:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested, January 1, 2014	2,600	$15.09
Granted	—	—
Vested	1,700	14.47
Canceled	—	—

Nonvested, December 31, 2014	900	$16.24

As of December 31, 2014, unrecognized compensation cost related to nonvested restricted stock awards was $6 thousand with an expected weighted average recognition period of 0.35 years. The actual compensation cost recognized will differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

Performance Stock Awards

Performance stock awards represent shares potentially issuable in the future. The fair values of performance stock awards are calculated using the Company’s stock price on the grant date. The following table presents performance stock activity under the 2012 Plan in the period indicated:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested, January 1, 2014	36,934	$15.78
Granted	—	—
Vested	12,304	15.78
Canceled	1,728	14.87

Nonvested, December 31, 2014	22,902	$15.79

As of December 31, 2014, unrecognized compensation cost related to nonvested performance stock awards was $40 thousand with an expected weighted average recognition period of 0.20 years. The actual compensation cost recognized will differ from this estimate due to various items, including new awards granted, changes in estimated forfeitures, and resolution of performance contingencies.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Other Operating Income and Expense

The following table presents the components of other operating income in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
(Amounts in thousands)
Miscellaneous income	$429	$411	$2,459
Other (1)	3,926	4,824	4,283

Total other operating income	$4,355	$5,235	$6,742

(1)	Other components of other operating income that do not exceed 1% of total income.

Miscellaneous income in 2012 included a $2.39 million out-of-period adjustment to correct the understatement of pre-tax income from 2007 to 2011.

The following table presents the components of other operating expense in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
(Amounts in thousands)
Service fees	$3,856	$3,157	$3,736
ATM processing expenses	2,102	1,605	1,483
OREO expense and net loss	2,094	2,037	1,893
Telephone and data communications	1,715	1,707	1,548
Office supplies	1,514	1,472	1,688
Professional fees	1,436	2,564	1,912
Advertising and public relations	1,001	1,686	1,421
Premises and equipment write-downs	935	1,520	—
Other (1)	7,589	7,500	7,509

Total other operating expense	$22,242	$23,248	$21,190

(1)	Other components of other operating income that do not exceed 1% of total income.

Note 16.	Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of income tax expense in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Current tax expense:
Federal	$7,234	$12,819	$13,733
State	1,325	1,743	1,291

Total current tax expense	8,559	14,562	15,024
Deferred tax expense (benefit):
Federal	2,971	(3,136)	(1,501)
State	794	(518)	605

Total deferred tax expense (benefit)	3,765	(3,654)	(896)

Total income tax expense	$12,324	$10,908	$14,128

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
	2014	2013
(Amounts in thousands)
Deferred tax assets:
Allowance for loan losses	$7,519	$9,209
Unrealized losses on available-for-sale securities	2,560	8,184
Unrealized asset losses	4,477	8,018
Purchase accounting	5,343	6,796
FDIC assisted transactions	6,582	6,753
Intangible assets	7,584	6,384
Deferred compensation assets	4,421	4,224
Alternative minimum tax credit	—	1,849
Other deferred tax assets	6,427	2,670

Total deferred tax assets	44,913	54,087

Deferred tax liabilities:
FDIC indemnification asset	12,548	12,155
Fixed assets	2,453	2,199
Odd days interest deferral	2,007	1,958
Other	442	1,066

Total deferred tax liabilities	17,450	17,378

Net deferred tax asset	$27,463	$36,709

The Company’s effective tax rate, defined as income tax expense divided by pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences include income on municipal securities, which are exempt from federal income tax, income on bank-owned life insurance, and tax credits generated by investments in low income housing and rehabilitation of historic structures. The following table reconciles the federal statutory tax rate to the Company’s effective tax rate from continuing operations in the periods indicated:

	Year Ended December 31,
	2014	2013	2012
(Amounts in thousands)
Federal statutory tax rate	35.00%	35.00%	35.00%
Reduction resulting from:
Tax-exempt interest	(4.35)	(5.14)	(4.16)
State income taxes, net of federal benefit	2.66	2.35	2.35
Other, net	(0.72)	(0.33)	(0.11)

Effective tax rate	32.59%	31.88%	33.08%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17.	Accumulated Other Comprehensive Income

The following table presents the activity in AOCI, net of tax, by component for the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance, January 1, 2012	$(5,741)	$(1,587)	$(7,328)
Other comprehensive gain (loss) before reclassifications	5,743	212	5,955
Reclassified from AOCI	(285)	(167)	(452)

Net other comprehensive gain	5,458	45	5,503

Ending balance, December 31, 2012	$(283)	$(1,542)	$(1,825)

Beginning balance, January 1, 2013	$(283)	$(1,542)	$(1,825)
Other comprehensive (loss) gain before reclassifications	(13,406)	647	(12,759)
Reclassified from AOCI	49	(205)	(156)

Net comprehensive (loss) gain	(13,357)	442	(12,915)

Ending balance, December 31, 2013	$(13,640)	$(1,100)	$(14,740)

Beginning balance, January 1, 2014	$(13,640)	$(1,100)	$(14,740)
Other comprehensive gain (loss) before reclassifications	10,697	(77)	10,620
Reclassified from AOCI	(1,323)	(162)	(1,485)

Net comprehensive gain (loss)	9,374	(239)	9,135

Ending balance, December 31, 2014	$(4,266)	$(1,339)	$(5,605)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Year Ended December 31,			Income Statement Line Item Affected
(Amounts in thousands)	2014	2013	2012
Available-for-sale securities
(Losses) gains realized in net income	$(1,385)	$399	$483	Net (loss) gain on sale of securities
Credit-related OTTI recognized in net income	(737)	(320)	(942)	Net impairment losses recognized in earnings

	(2,122)	79	(459)	Income before taxes
Income tax effect	(799)	30	(174)	Income tax expense (benefit)

	(1,323)	49	(285)	Net income
Employee benefit plans
Amortization of prior service cost	(260)	(277)	(223)	(1)
Amortization of gains	—	(50)	(45)	(1)

	(260)	(327)	(268)	Income before taxes
Income tax effect	(98)	(122)	(101)	Income tax expense (benefit)

	(162)	(205)	(167)	Net income

Reclassified from AOCI, net of tax	$(1,485)	$(156)	$(452)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 13, “Employee Benefit Plans.”

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18.	Fair Value

Financial Instruments Measured at Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments under the valuation hierarchy, is presented in the following discussion. The fair value hierarchy ranks the inputs used in measuring fair value as follows:

•	Level 1 – Observable, unadjusted quoted prices in active markets

•	Level 2 – Inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability
•	Level 3 – Unobservable inputs with little or no market activity that require the Company to use reasonable inputs and assumptions

The Company uses fair value measurements to record adjustments to certain financial assets and liabilities on a recurring basis. Additionally, the Company may be required to record certain assets at fair value on a nonrecurring basis in specific circumstances, such as evidence of impairment. Methodologies used to determine fair value might be highly subjective and judgmental in nature, such as cash flow estimates, risk characteristics, credit quality measurements, and interest rates; therefore, valuations may not be precise. Since fair values are estimated as of a specific date, the amounts actually realized or paid on the settlement or maturity of these instruments may be significantly different from estimates. See Note 1, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements of this report.

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

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current, or pricing variations are significant. For Level 3 securities, the Company obtains the cash flow of specific securities from third parties that use modeling software to determine cash flows based on market participant data and knowledge of the structures of each individual security. The fair values of Level 3 securities are determined by applying proper market observable discount rates to the cash flow derived from third-party models. Discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity, which are based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Securities with increased uncertainty about the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium based on

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assumptions about the performance of the underlying collateral. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2014
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$33,598	$—	$33,598	$—
Municipal securities	138,915	—	138,915	—
Single issue trust preferred securities	46,137	—	46,137	—
Corporate securities	5,109	—	5,109	—
Agency MBS	102,119	—	102,119	—
Equity securities	239	221	18	—

Total available-for-sale securities	$326,117	$221	$325,896	$—

Fair value loans	$3,406	$—	$3,406	$—

Deferred compensation assets	$3,380	$3,380	$—	$—

Derivative assets
Forward sale loan commitments	$5	$—	$5	$—

Total derivative assets	$5	$—	$5	$—

Deferred compensation liabilities	$3,380	$3,380	$—	$—

Derivative liabilities
Interest rate swaps	$209	$—	$209	$—
IRLCs	5	—	5	—

Total derivative liabilities	$214	$—	$214	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$9,013	$—	$9,013	$—
Municipal securities	144,280	—	144,280	—
Single issue trust preferred securities	46,234	—	46,234	—
Corporate securities	4,871	—	4,871	—
Agency MBS	300,386	—	300,386	—
Non-Agency Alt-A residential MBS	9,789	—	9,789	—
Equity securities	5,247	251	4,996	—

Total available-for-sale securities	$519,820	$251	$519,569	$—

Fair value loans	$4,404	$—	$4,404	$—

Deferred compensation assets	$4,200	$4,200	$—	$—

Derivatives assets
Interest rate swaps	$43	$—	$43	$—
Forward sale loan commitments	41	—	41	—

Total derivative assets	$84	$—	$84	$—

Deferred compensation liabilities	$4,200	$4,200	$—	$—

Derivative liabilities
IRLCs	$41	$—	$41	$—

Total derivative liabilities	$41	$—	$41	$—

There were no changes in valuation techniques during the years ended December 31, 2014 or 2013. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2014 or 2013.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Impaired loans are recorded at fair value on a nonrecurring basis when repayment is expected solely from the sale of the loan’s collateral. Fair value is based on appraised value adjusted for customized discounting criteria, Level 3 inputs.

The Company maintains an active and robust problem credit identification system. The impairment review includes obtaining third-party collateral valuations to help management identify potential credit impairment and determine the amount of impairment to record. The Company’s Special Assets staff assumes the management and monitoring of all loans determined to be impaired. Internal collateral valuations are generally performed within two to four weeks of identifying the initial potential impairment. The internal valuation compares the original appraisal to current local real estate market conditions and considers experience and expected liquidation costs. A third-party valuation is typically received within thirty to forty-five days of completing the internal valuation. When a third-party valuation is received, it is reviewed for reasonableness. Once the valuation is reviewed and accepted, discounts are applied to fair market value, based on, but not limited to, our historical liquidation experience for like collateral, resulting in an estimated net realizable value. The estimated net realizable value is compared to the outstanding loan balance to determine the appropriate amount of specific impairment reserve.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Specific reserves are generally recorded for impaired loans while third-party valuations are in process and for impaired loans that continue to make some form of payment. While waiting to receive the third-party appraisal, the Company regularly reviews the relationship to identify any potential adverse developments and begins the tasks necessary to gain control of the collateral and prepare it for liquidation, including, but not limited to, engagement of counsel, inspection of collateral, and continued communication with the borrower. Generally, the only difference between the current appraised value, less liquidation costs, and the carrying amount of the loan, less the specific reserve, is any downward adjustment to the appraised value that the Company deems appropriate, such as the costs to sell the property. Impaired loans that do not meet certain criteria and do not have a specific reserve have typically been written down through partial charge-offs to net realizable value. Based on prior experience, the Company rarely returns loans to performing status after they have been partially charged off. Credits identified as impaired move quickly through the process towards ultimate resolution, except in cases involving bankruptcy and various state judicial processes that may extend the time for ultimate resolution.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	December 31, 2014
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$6,480	—	—	$6,480
OREO, not covered by loss share agreements	5,462	—	—	5,462
OREO, covered by loss share agreements	5,247	—	—	5,247

	December 31, 2013
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$8,935	—	—	$8,935
OREO, not covered by loss share agreements	7,180	—	—	7,180
OREO, covered by loss share agreements	6,433	—	—	6,433

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
			December 31, 2014	December 31, 2013
Impaired loans	Discounted appraisals (1)	Appraisal adjustments (2)	1% to 33% (22%)	6% to 100% (47%)
OREO, not covered	Discounted appraisals (1)	Appraisal adjustments (2)	10% to 47% (26%)	0% to 65% (34%)
OREO, covered	Discounted appraisals (1)	Appraisal adjustments (2)	10% to 52% (44%)	4% to 70% (41%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Deposits and Securities Sold Under Agreements to Repurchase. Deposits without a stated maturity, such as demand, interest-bearing demand, and savings, are reported at their carrying amount, the amount payable on demand as of the reporting date, which is considered a reasonable estimate of fair value. Deposits and repurchase agreements with fixed maturities and rates are reported at fair value using discounted future cash flows that apply interest rates available in the market for instruments with similar characteristics and maturities.

FHLB and Other Borrowings. FHLB and other borrowings are reported at fair value using discounted future cash flows that apply interest rates available to the Company for borrowings with similar characteristics and maturities. Trust preferred obligations are reported at fair value using current credit spreads in the market for similar issues.

Off-Balance Sheet Instruments. The Company believes that fair values of unfunded commitments to extend credit, standby letters of credit, and financial guarantees are not meaningful; therefore, off-balance sheet instruments are not addressed in the fair value disclosures. The Company believes it is not feasible or practical to accurately disclose the fair values of off-balance sheet instruments due to the uncertainty and difficulty in assessing the likelihood and timing of advancing available proceeds, the lack of an established market for these instruments, and the diversity in fee structures. For additional information regarding the unfunded, contractual value of off-balance sheet financial instruments see Note 20, “Litigation, Commitments and Contingencies,” to the Consolidated Financial Statements of this report.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2014
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$237,660	$237,660	$237,660	$—	$—
Available-for-sale securities	326,117	326,117	221	325,896	—
Held-to-maturity securities	57,948	57,889	—	57,889	—
Loans held for sale	1,792	1,790	—	1,790	—
Loans held for investment less allowance	1,669,189	1,738,553	—	3,406	1,735,147
FDIC indemnification asset	27,900	18,040	—	—	18,040
Accrued interest receivable	6,315	6,315	—	6,315	—
Derivative financial assets	5	5	—	5	—
Deferred compensation assets	3,380	3,380	3,380	—	—
Liabilities
Demand deposits	$417,729	$417,729	$—	$417,729	$—
Interest-bearing demand deposits	353,874	353,874	—	353,874	—
Savings deposits	525,478	525,478	—	525,478	—
Time deposits	703,678	704,590	—	704,590	—
Securities sold under agreements to repurchase	121,742	123,114	—	123,114	—
Accrued interest payable	1,668	1,668	—	1,668	—
FHLB and other borrowings	107,999	116,599	—	116,599	—
Derivative financial liabilities	214	214	—	214	—
Deferred compensation liabilities	3,380	3,380	3,380	—	—

	December 31, 2013
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$56,567	$56,567	$56,567	$—	$—
Available-for-sale securities	519,820	519,820	251	519,569	—
Held-to-maturity securities	568	579	—	579	—
Loans held for sale	883	883	—	883	—
Loans held for investment less allowance	1,686,644	1,655,430	—	4,404	1,651,026
FDIC indemnification asset	34,691	34,691	—	—	34,691
Accrued interest receivable	7,521	7,521	—	7,521	—
Derivative financial assets	84	84	—	84	—
Deferred compensation assets	4,200	4,200	4,200	—	—
Liabilities
Demand deposits	$339,680	$339,680	$—	$339,680	$—
Interest-bearing demand deposits	361,821	361,821	—	361,821	—
Savings deposits	524,010	524,010	—	524,010	—
Time deposits	725,231	728,999	—	728,999	—
Securities sold under agreements to repurchase	118,308	121,320	—	121,320	—
Accrued interest payable	2,169	2,169	—	2,169	—
FHLB and other borrowings	166,088	178,031	—	178,031	—
Derivative financial liabilities	41	41	—	41	—
Deferred compensation liabilities	4,200	4,200	4,200	—	—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 19.	Related Party Transactions

The Company is involved in certain transactions with related parties in the normal course of business. Related parties include directors and executive officers and the immediate family members, business interests, and affiliates of such directors and officers. All loans and commitments with related parties have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties. The following table summarizes deposit and loan activity with related parties in the periods indicated:

	Deposits	Loans
(Amounts in thousands)
Beginning balance, January 1, 2012	$3,837	$18,406
Increase in accounts, including new accounts	311	2,580
Decrease in accounts, including closed accounts	(1,559)	(4,369)

Net change	(1,248)	(1,789)

Ending balance, December 31, 2012	$2,589	$16,617

Beginning balance, January 1, 2013	$2,589	$16,617
Increase in accounts, including new accounts	907	2,037
Decrease in accounts, including closed accounts	(574)	(1,473)

Net change	333	564

Ending balance, December 31, 2013	$2,922	$17,181

Beginning balance, January 1, 2014	$2,922	$17,181
Increase in accounts, including new accounts	1,321	6,123
Decrease in accounts, including closed accounts	(423)	(478)

Net change	898	5,645

Ending balance, December 31, 2014	$3,820	$22,826

Changes in the composition of the Company’s subsidiary board members and executive officers resulted in a net increase in deposits of $481 thousand in 2014, $103 thousand in 2013, and $166 thousand in 2012. Changes in the composition of the Company’s subsidiary board members and executive officers resulted in a net increase in loans of $5.47 million in 2014 and decrease in loans of $613 thousand in 2013 and $2.79 million in 2012.

The Company’s other operating expense includes certain expense associated with related parties. Legal fees paid to related parties totaled $27 thousand in 2014, $57 thousand in 2013, and $63 thousand in 2012. Lease expense paid to related parties totaled $92 thousand in 2014, $134 thousand in 2013, and $171 thousand in 2012.

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2014	2013
(Amounts in thousands)
Commitments to extend credit	$236,471	$216,179
Commitments related to secondary market mortgage loans	1,391	3,677
Standby letters of credit and financial guarantees	3,581	4,193

Total off-balance sheet risk	$241,443	$224,049

Reserve for unfunded commitments	$326	$326

The Company held letters of credit with the FHLB totaling $6.18 million as of December 31, 2014. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

The Company issued $15.46 million of trust preferred securities in a private placement through the Trust. The Company has committed to irrevocably and unconditionally guarantee the following payments or distributions to holders of the trust preferred securities to the extent the Trust has not made such payments or distributions and the Company has the funds available: accrued and unpaid distributions, the redemption price, and, upon a dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution.

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

To be categorized as well capitalized, the Bank must maintain minimum total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets (leverage) ratios established by banking regulators. As of December 31, 2014, the Company and the Bank continued to meet all capital adequacy requirements. As of December 31, 2014, the most recent notifications from regulators continued to categorize the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification.

The following table presents the Company’s and the Bank’s capital ratios as of the dates indicated:

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$284,999	17.68%	$128,962	8.00%	N/A	N/A
First Community Bank	251,256	15.73%	127,761	8.00%	$159,701	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	264,838	16.43%	64,481	4.00%	N/A	N/A
First Community Bank	231,286	14.48%	63,881	4.00%	95,821	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	264,838	10.12%	104,679	4.00%	N/A	N/A
First Community Bank	231,286	8.87%	104,330	4.00%	130,412	5.00%

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	$270,636	16.44%	$131,694	8.00%	N/A	N/A
First Community Bank	236,699	14.55%	130,141	8.00%	$162,676	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	250,012	15.19%	65,847	4.00%	N/A	N/A
First Community Bank	216,314	13.30%	65,070	4.00%	97,606	6.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	250,012	9.95%	100,489	4.00%	N/A	N/A
First Community Bank	216,314	8.63%	100,219	4.00%	125,274	5.00%

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

The Bank issues mortgages insured by the U.S. Department of Housing and Urban Development (“HUD”) as a HUD-approved Title II Supervised Mortgagee. A Title II Supervised Mortgagee must maintain an adjusted minimum net worth of $1 million. Not complying with this minimum net worth requirement may result in penalties, such as the revocation of the Bank’s license to issue HUD insured mortgages, which may have a material adverse effect on the Company’s financial condition and results of operations. The Bank’s adjusted net worth was $200.00 million as of December 31, 2014, and $201.92 million as of December 31, 2013, which significantly exceeds minimum net worth requirements.

Note 22.	Parent Company Financial Information

The following table presents condensed financial information for the parent company as of the dates and in the periods indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2014	2013
Assets
Cash and due from banks	$21,646	$10,872
Securities available for sale	8,172	13,335
Investment in subsidiary	334,155	310,748
Other assets	5,100	9,697

Total assets	$369,073	$344,652

Liabilities
Other borrowings	$2,235	$582
Subordinated debt	15,464	15,464

Total liabilities	17,699	16,046
Stockholders’ Equity
Preferred stock	15,151	15,251
Common stock	20,500	20,493
Additional paid-in capital	215,873	215,663
Retained earnings	140,014	124,535
Treasury stock	(35,751)	(33,887)
Accumulated other comprehensive loss	(4,413)	(13,449)

Total stockholders’ equity	351,374	328,606

Total liabilities and stockholders’ equity	$369,073	$344,652

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(Amounts in thousands)	2014	2013	2012
Cash dividends received from subsidiary bank	$14,148	$43,900	$8,105
Other income	515	726	445
Operating expense	(1,793)	(1,647)	(1,318)
Income tax expense	511	368	(55)
Equity in undistributed earnings of subsidiary	12,109	(20,035)	21,400

Net income	25,490	23,312	28,577
Dividends on preferred stock	910	1,024	1,058

Net income available to common shareholders	$24,580	$22,288	$27,519

	CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Amounts in thousands)	2014	2013	2012
Operating activities
Net income	$25,490	$23,312	$28,577
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(12,109)	20,035	(21,400)
Loss (gain) on sale of securities	2	(193)	(49)
Decrease (increase) in other assets	4,624	(5,293)	123
(Decrease) increase in other liabilities	(347)	333	588
Increase in other operating activities	(65)	(106)	(58)

Net cash provided by operating activities	17,595	38,088	7,781
Investing activities
Proceeds from sales of securities available-for-sale	5,030	3,380	2,151
Payments to acquire securities available-for-sale	—	(5,000)	(5,137)
Investment in subsidiary	(2,000)	—	—

Net cash provided by (used in) investing activities	3,030	(1,620)	(2,986)
Financing activities
Proceeds from other borrowings	2,000	—	—
Proceeds from stock options exercised	89	789	144
Payments for repurchase of treasury stock	(2,168)	(28,421)	(1,012)
Payments of common dividends	(9,200)	(9,476)	(8,162)
Payments of preferred dividends	(910)	(992)	(1,120)
Proceeds from other financing activities	338	28	137

Net cash used in financing activities	(9,851)	(38,072)	(10,013)

Net increase (decrease) in cash and cash equivalents	10,774	(1,604)	(5,218)
Cash and cash equivalents at beginning of year	10,872	12,476	17,694

Cash and cash equivalents at end of year	$21,646	$10,872	$12,476

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 23. Quarterly Financial Data (Unaudited)

The following table presents selected financial data by quarter for the periods indicated:

	Year Ended December 31, 2014
(Amounts in thousands, except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$26,083	$26,093	$25,751	$28,181
Interest expense	4,058	4,025	3,736	3,471

Net interest income	22,025	22,068	22,015	24,710
Provision for (recovery of) loan losses	1,793	1,279	(2,439)	(488)

Net interest income after provision for loan losses	20,232	20,789	24,454	25,198
Other income	7,189	7,663	7,347	9,189
Net gain (loss) on sale of securities	45	(59)	320	(1,691)
Other expenses	19,180	18,163	21,469	24,050

Income before income taxes	8,286	10,230	10,652	8,646
Income tax	2,561	3,223	3,609	2,931

Net income	5,725	7,007	7,043	5,715
Dividends on preferred stock	228	227	228	227

Net income available to common shareholders	$5,497	$6,780	$6,815	$5,488

Basic earnings per common share	$0.30	$0.37	$0.37	$0.30
Diluted earnings per common share	0.29	0.36	0.36	0.29
Dividend per common share	0.12	0.12	0.13	0.13
Weighted average basic shares outstanding	18,423,123	18,395,996	18,402,764	18,403,959
Weighted average diluted shares outstanding	19,506,647	19,457,237	19,466,126	19,482,000

	Year Ended December 31, 2013
(Amounts in thousands, except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$28,004	$27,412	$26,696	$27,364
Interest expense	4,642	4,550	4,370	4,272

Net interest income	23,362	22,862	22,326	23,092
Provision for loan losses	1,142	3,205	2,333	1,528

Net interest income after provision for loan losses	22,220	19,657	19,993	21,564
Other income	7,744	6,735	8,150	6,743
Net gain (loss) on sale of securities	117	113	(39)	208
Other expenses	19,544	18,533	20,153	20,755

Income before income taxes	10,537	7,972	7,951	7,760
Income tax	3,396	2,537	2,539	2,436

Net income	7,141	5,435	5,412	5,324
Dividends on preferred stock	258	253	261	252

Net income available to common shareholders	$6,883	$5,182	$5,151	$5,072

Basic earnings per common share	$0.34	$0.26	$0.26	$0.27
Diluted earnings per common share	0.34	0.26	0.26	0.26
Dividend per common share	0.12	0.12	0.12	0.12
Weighted average basic shares outstanding	20,032,694	19,997,991	20,008,861	19,136,317
Weighted average diluted shares outstanding	21,258,490	21,205,078	21,123,788	20,233,737

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina
March 3, 2015

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2014.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 3rd day of March, 2015.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

To the Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2014, and our report, dated March 3, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 3, 2015

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

Disclosure controls and procedures are our Company’s controls and other procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, is included in Item 8, “Management’s Assessment of Internal Control over Financial Reporting,” of this report. Our independent auditors’ report on management’s assessment of internal controls over financial reporting as of December 31, 2014, is included in Item 8, “Report of Independent Registered Public Accounting Firm,” of this report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in Item 10 of this report is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2015 (“2015 Annual Meeting”). The Proxy Statement will be filed with the SEC prior to the 2015 Annual Meeting. The following list provides the heading under which the required information is incorporated by reference in our Proxy Statement for the 2015 Annual Meeting:

•

Information regarding directors and executive officers is included in “Proposal 1: Election of Directors,” “Nominees for the Class of 2018,” “Continuing Incumbent Directors,” “Non-Director Executive Officers,” and “Corporate Governance.”

•	Information regarding compliance with Section 16(a) of the Exchange Act is included in “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding the Audit Committee and the Audit Committee Financial Expert is included in “Board Committees.”

We adopted a Standards of Conduct that applies to all our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Standards of Conduct is available on our website, www.fcbinc.com. There have been no waivers of the Standards of Conduct related to any officers.

Since the disclosure presented in our Proxy Statement filed with the SEC on March 14, 2014, for the Annual Meeting of Stockholders held in 2014, no material changes have been made to the procedures by which stockholders may recommend nominees to our Company’s Board of Directors.

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

Samuel D. Campbell

Attorney at Law

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

President of J. La’Verne Print Communications; Past Director, TriStone Community Bank; Executive Director: MBA Programs, Career Management & Public Relations, University of Louisville, College of Business

Franklin P. Hall

Businessman; Chairman, Hall & Hall Family Law Firm; Former Commissioner, Virginia Department of Alcoholic Beverage Control; Former Chairman, The CommonWealth Bank; Former Minority Leader, Virginia House of Delegates; Commissioner, Richmond Redevelopment & Housing Authority

Richard H. Jarrell

Businessman

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

Of Counsel, Katz, Kantor, Stonestreet & Buckner, Attorneys at Law; Board of Governors, Bluefield State College

Gary R. Mills

President, First Community Bancshares, Inc.; Chief Executive Officer, First Community Bank

Martyn A. Pell

President, First Community Bank

M. Adam Sarver

Member/Co-Manager, Main Street Builders, LLC, Clover Leaf Properties, LLC, and Eastern Door & Glass, LLC; Principal, Melrose Enterprises, LTD

William P. Stafford

President, Princeton Machinery Service, Inc.

William P. Stafford, II

Chief Executive Officer, First Community Bancshares, Inc.; Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

Frank C. Tinder

President, Tinder Enterprises, Inc. and Tinco Leasing Corporation; Realtor, Premier Realty

Item 11.	Executive Compensation.

Information regarding executive compensation is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting under the headings “Board Committees,” “Compensation Discussion and Analysis,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding compensation plans under which our equity securities are authorized for issuance as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	48,035	$20.54	523,010	(3)
Equity compensation plans not approved by security holders (2)	277,987	20.54	—

Total	326,022		523,010

(1)	Includes the 2012 Omnibus Equity Compensation Plan and 2004 Omnibus Stock Option Plan.
(2)	Includes the 2001 Directors’ Option Plan, 1999 Stock Option Plan, and other plans related to past business combinations. These plans are generally expired or not available to issue new options, warrants, or rights.
(3)	Shares available for future issuance are under the 2012 Omnibus Equity Compensation Plan.

Additional information regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting under the heading “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and director independence is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting under the headings “Corporate Governance” and “Related Person Transactions.”

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents Filed as a Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2014 and 2013.

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement between First Community Bank and CresCom Bank dated August 6, 2014. (35)

2.2	Purchase and Assumption Agreement between Bank of America, National Association and First Community Bank dated June 9, 2014. (36)

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2. (32)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

Exhibit No.	Exhibit

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated. (16)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (31)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated December 16, 2008. (22)

10.15**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated December 16, 2008, as amended and restated. (24)

10.17**	Employment Agreement between First Community Bank and Gary R. Mills dated December 16, 2008. (25)

10.18**	Employment Agreement between First Community Bank and Martyn A. Pell dated December 16, 2008. (26)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated December 16, 2008. (27)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (33)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (34)

11	Statement Regarding Computation of Earnings per Share. (30)

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant

23.1*	Consent of Independent Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit

101.INS***	XBRL Instance Document #

101.SCH***	XBRL Taxonomy Extension Schema Document #

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document #

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document #

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document #

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
#	Attached as Exhibit 101 to the Annual Report on Form 10-K for the year ended December 31, 2013, of First Community Bancshares, Inc. are the following documents formatted in XBRL (eXtensive Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013, and 2012; (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.

(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(18)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(25)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(27)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(32)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(33)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(34)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(35)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 6, 2014, filed on August 7, 2014.
(36)	Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K/A dated June 9, 2014, filed on June 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March, 2015.

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

Signature	Title	Date

/s/ William P. Stafford, II William P. Stafford, II	Chairman and Chief Executive Officer	March 3, 2015

/s/ David D. Brown	Chief Financial Officer	March 3, 2015

David D. Brown

/s/ W.C. Blankenship, Jr.	Director	March 3, 2015

W.C. Blankenship, Jr.

/s/ Samuel L. Elmore	Director	March 3, 2015

Samuel L. Elmore

/s/ Franklin P. Hall	Director	March 3, 2015

Franklin P. Hall

/s/ Richard S. Johnson	Director	March 3, 2015

Richard S. Johnson

/s/ William P. Stafford	Director	March 3, 2015

William P. Stafford